Form 10-Q
period 1993-12-31
TIDEWATER INC
filed 1994-01-26
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended December 31, 1993.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
       _____________________________ to ____________________________

                         Commission file number 1-6311

                                TIDEWATER INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           72-0487776
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           (Identification Number)

   1440 Canal Street, Suite 2100, New Orleans, Louisiana            70112
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (504) 568-1010

                                NOT APPLICABLE
         Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES    X      NO
                                              ________      ________

52,972,678 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 26, 1994. Registrant has no other class of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

                                                                                  December 31,           March 31,
                                                                                      1993                 1993
                                                                                  ------------          ----------
ASSETS
Current assets:
  Cash, including temporary cash investments                                      $    79,981             108,969
  Trade and other receivables                                                         148,150             149,010
  Inventories                                                                          35,363              34,376
  Other current assets                                                                  4,820               4,817
                                                                                  -----------           ---------
         Total current assets                                                         268,314             297,172
                                                                                  -----------           ---------
Investments in and advances to unconsolidated companies                                21,346              24,424

Properties and equipment                                                            1,293,872           1,287,565
  Less accumulated depreciation                                                       830,653             802,744
                                                                                  -----------           ---------
      Net properties and equipment                                                    463,219             484,821
Other assets                                                                           43,936              32,331
                                                                                  -----------           ---------
                                                                                  $   796,815             838,748
                                                                                  ===========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                                  2,441               8,755
  Accounts payable and accrued expenses                                                63,101              77,223
  Income taxes                                                                         12,881               9,795
                                                                                  -----------           ---------
Total current liabilities                                                              78,423              95,773
                                                                                  -----------           ---------
Deferred income taxes                                                                  48,567              44,045
Long-term debt                                                                         39,301              95,722
Accrued property and liability losses                                                  29,702              20,594
Other liabilities and deferred credits                                                 37,074              34,940
Stockholders' equity:
  Common stock of $.10 par value; issued 53,571,703
         shares at December and 53,495,491 shares at March                              5,357               5,350
  Additional paid-in capital                                                          342,306             341,550
  Retained earnings                                                                   238,589             222,730
                                                                                  -----------           ---------
                                                                                      586,252             569,630
  Less:
  Cumulative foreign currency translation adjustment                                   11,361              11,112
  Treasury stock, 614,037 common shares at December
  and 611,661 common shares at March                                                   11,143              10,844
                                                                                  -----------           ---------
         Total stockholders' equity                                                   563,748             547,674
Commitments and other matters (Note 4)
                                                                                  -----------           ---------
                                                                                  $   796,815             838,748
                                                                                  ===========           =========

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of dollars, except share and per share data)

                                                         Quarter Ended                    Nine Months Ended
                                                          December 31,                       December 31,
                                                ----------------------------        ----------------------------
                                                   1993              1992              1993              1992
                                                ----------        ----------        ----------        ----------
Revenues:
  Marine operations                             $  118,971           107,149           354,946           309,454
  Compression operations                            14,002            17,363            41,353            45,962
                                                ----------        ----------        ----------        ----------
                                                   132,973           124,512           396,299           355,416
                                                ----------        ----------        ----------        ----------
Costs and expenses:
  Marine operations                                 69,313            66,986           216,028           185,980
  Compression operations                             7,095            10,626            22,523            26,746
  Depreciation                                      20,889            20,191            62,579            59,727
  General and administrative                        15,956            14,293            46,319            42,641
                                                ----------        ----------        ----------        ----------
                                                   113,253           112,096           347,449           315,094
                                                ----------        ----------        ----------        ----------
                                                    19,720            12,416            48,850            40,322
Other income (expenses):
  Foreign exchange gain (loss)                        (362)             (780)             (627)           (1,327)
  Gain on sales of assets                            1,578               361             4,295             2,971
  Equity in net earnings of
    unconsolidated companies                           736               850             1,889             1,966
  Minority interests                                  (707)             (589)           (1,977)           (1,497)
  Interest and miscellaneous income                  1,982             1,484             5,284             4,416
  Other expense                                       (953)             ---             (1,253)              ---
  Interest expense                                  (1,476)           (2,930)           (6,736)           (9,531)
                                                ----------        ----------        ----------        ----------
                                                       798            (1,604)              875            (3,002)
                                                ----------        ----------        ----------        ----------
Earnings from continuing operations
  before income taxes                               20,518            10,812            49,725            37,320
Income taxes:
  On current earnings                                6,976             3,495            16,906            11,966
  Effect of 1993 tax law change                       ---               ---              1,921              ---
                                                ----------        ----------        ----------        ----------
Earnings from continuing operations                 13,542             7,317            30,898            25,354
                                                ----------        ----------        ----------        ----------
Income from discontinued Container
  Shipping segment (net of income taxes)              ---               463               ---              1,286
Extraordinary loss on early extinguishment
  of debt (net of income taxes)                       ---               ---             (4,450)             ---
Cumulative effect of accounting change
  (net of income taxes)                               ---               ---               ---             (6,640)
                                                ----------        ----------        ----------        ----------
Net earnings                                    $   13,542             7,780            26,448            20,000
                                                ==========        ==========        ==========        ==========
Primary and fully-diluted earnings per
  common share:
  Continuing operations                         $      .25               .14               .58               .48
  Income from discontinued Container
     Shipping segment (net of incometaxes)             ---               .01               ---               .03
  Extraordinary loss on early extinguishment
    of debt (net of income taxes)                      ---               ---              (.08)              ---
  Cumulative effect of accounting change
    (net of income taxes)                              ---               ---               ---              (.13)
                                                ----------        ----------        ----------        ----------
Net earnings                                    $      .25               .15               .50               .38
                                                ==========        ==========        ==========        ==========
Weighted average common shares and
  equivalents                                   53,313,262        53,258,328        53,321,900        53,024,503
                                                ==========        ==========        ==========        ==========
Cash dividends declared per share               $      .10              .075               .20              .225
                                                ==========        ==========        ==========        ==========

See accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)

                                                       Quarter Ended        Nine Months Ended
                                                        December 31,           December 31,
                                                     ------------------    -------------------
                                                       1993       1992      1993        1992
                                                     --------    -------   -------     -------
Net cash provided by operating
  activities                                         $ 39,636     23,421    95,060      68,836
                                                     --------     ------    ------     -------
Cash flows from investing activities:
  Proceeds from sales of assets                         3,112        567    10,366       6,057
  Additions to properties and equipment               (17,897)   (12,042)  (44,831)    (31,722)
  Investments in unconsolidated companies,
     net of dividends received                            357       (245)   (1,457)      1,981
  Investment from minority interests, net
     of dividends paid                                   (336)       ---    (1,876)        ---
                                                     --------    -------   -------     -------
       Net cash used in investing activities          (14,764)   (11,720)  (37,798)    (23,684)
                                                     --------    -------   -------     -------
Cash flows from financing activities:
  Principal payments on long-term debt                (10,268)    (5,242)  (64,362)    (44,544)
  Prepayment penalty paid on early
    extinguishment of debt                                ---        ---    (6,473)        ---
  Cash dividends paid                                  (5,295)    (3,956)  (15,878)     (7,894)
  Other                                                   (95)       156       463         506
                                                     --------    -------   -------     -------
     Net cash used in financing activities            (15,658)    (9,042)  (86,250)    (51,932)
                                                     --------    -------   -------     -------
Net increase (decrease) in cash, including
  temporary cash investments                            9,214      2,659   (28,988)     (6,780)
                                                     --------    -------   -------     -------
Cash, including temporary cash investments
  at beginning of period                               70,767    103,941   108,969     113,380
                                                     --------    -------   -------     -------
Cash, including temporary cash investments
  at end of period                                   $ 79,981    106,600    79,981     106,600
                                                     ========    =======   =======     =======
Supplemental disclosure of cash flow
     information:
  Cash paid during the period for:
     Interest                                        $  2,505      3,865     7,984      10,138
     Income taxes                                    $  2,332      2,326    11,020       7,675
                                                     ========    =======   =======     =======


See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Interim Financial Statements

         The consolidated financial information for the interim periods presented herein has not been audited by independent accountants, but in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated have been made. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

(2)      Earnings per Share Data

         Primary and fully diluted earnings per share data are computed on the weighted average number of shares and dilutive equivalent shares of common stock (stock options, restricted stock grants and shares issuable on conversion of the convertible subordinated debentures) outstanding during each period using the treasury stock method.

(3)      Other Expense

         During the third quarter of fiscal 1994 several employees of the Compression segment elected early retirement as part of a reorganization of Compression management. A charge of approximately $953,000 ($629,000 net of income taxes, or $.01 per common share), was recognized in the third quarter for severance costs associated with the reorganization and is shown as Other Expense in the Condensed Consolidated Statements of Earnings.

(4)      Commitments and Other Matters

         An employment and consulting agreement exists with the company's chairman of the board, president and chief executive officer whereby he will continue as an employee until September 1994, and thereafter for a period of three years will serve as a consultant to the company. The terms of the agreement provide, among other things, for an annual salary/consulting fee. Compensation continuation agreements exist with all other officers of Tidewater Inc., whereby each receives compensation and benefits in the event that his or her employment is terminated following certain events relating to a change in control of the company. The maximum compensation amount that could be paid under the compensation continuation agreements, based on present salary levels, is approximately $6.2 million. The amount that could be paid for certain benefits is not presently determinable.

(5)      Income Taxes

         Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate on current earnings for the quarter and nine-month period ended December 31, 1993, was 34%. The effective tax rate for the quarter and nine-month period ended December 31, 1992 was 32%.

(6)      Segment Information

         The following table provides a comparison of revenues and operating profits for the company's business segments. Compression operating profit for the quarter ended December 31, 1993 includes the $953,000 of reorganization cost described previously.

                                       (thousands of dollars)
                           Quarter Ended               Nine Months Ended
                            December 31,                  December 31,
                        ---------------------         -------------------
                          1993         1992            1993         1992
                        --------      -------         -------     -------
Revenues:
  Marine                $118,971      107,149         354,946     309,454
  Compression             14,002       17,363          41,353      45,962
                        --------      -------         -------     -------
                        $132,973      124,512         396,299     355,416
                        ========      =======         =======     =======
Operating profit:
  Marine                $ 21,886       13,687          55,938      44,167
  Compression           $  1,951        2,895           5,449       8,026
                        ========      =======         =======     =======

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
  of Tidewater Inc.



We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 1993 and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 1993 and 1992. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tidewater Inc. as of March 31, 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 5, 1993 we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1993 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                        KPMG PEAT MARWICK

New Orleans, Louisiana
January 18, 1994

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


This discussion and analysis provides information which management considers helpful for a more complete understanding of financial position and results of operations. It should be read in conjunction with the condensed consolidated financial statements and the related disclosures.

Domestic demand for offshore marine services remained strong during the third quarter of fiscal 1994 because favorable U.S. natural gas prices encouraged continued natural gas exploration and production activity in the U.S. Gulf of Mexico. Consequently, earnings from continuing operations for the quarter ended December 31, 1993 rose above the fiscal 1993 third quarter and fiscal 1994 second quarter amounts. If U.S. natural gas prices remain at or climb above the current level, they should be able to sustain or improve domestic demand for offshore marine services which, in turn, should favorably impact future operating results. Demand for offshore marine services in foreign markets appears stable, although recent declines in the price of oil and the future outlook for oil prices may adversely impact demand and, in turn, future operating results. Third quarter and nine-month fiscal 1994 earnings from continuing operations include a $629,000 after-tax charge, or $.01 per common share, for severance costs associated with the reorganization of Compression management.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares selected financial ratios at December 31 and March 31 and highlights the company's financial condition.

                                                       December          March
                                                   ---------------       -----
                                                   1993       1992        1993
                                                   ----       ----        ----
Cash to long-term debt                             204%       109%        114%
Long-term debt to total capitalization
 (long-term debt plus stockholders' equity)          7%        15%         15%
Stockholders' equity to total assets                71%        68%         65%

Operating activities for the quarter and nine-month period ended December 31, 1993 generated net cash in excess of the amounts produced for the corresponding periods of fiscal 1993. Operating activities for the current quarter also generated net cash in excess of the fiscal 1994 second quarter amount. The dominant factor which determines the amount of net cash provided by operating activities is the level of Marine operating margins (revenues less operating expenses, excluding depreciation). Higher fiscal 1994 third quarter Marine operating margins compared with the preceding quarter and the same quarter of fiscal 1993 are principally due to higher day rates and utilization for the domestic-based vessel fleet. On a year-to-date basis Marine operating margins were above the level for the corresponding period of fiscal 1993 which is also primarily due to higher day rates and utilization for the domestic-based vessel fleet. For the remainder of fiscal 1994 anticipated utilization and day/rental rates for the Marine vessel fleet and Compression rental equipment should continue to produce cash in excess of the amount needed to satisfy current obligations.

Investing activities for the quarter and nine-month period ended December 31, 1993 consumed a larger amount of net cash than the amounts used for the corresponding periods of fiscal 1993. The following table compares additions to properties and equipment for the company's business segments for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993:

                                                 (thousands of dollars)
                                                                                  Quarter
                                     Quarter Ended         Nine Months Ended       Ended
                                      December 31,            December 31,       Sept. 30,
                                    ---------------        -----------------     ---------
                                    1993       1992        1993         1992       1993
                                    ----       ----        ----         ----       ----
Business segment:
   Marine                         $14,618     10,229      25,562       27,362       2,084
   Compression                      3,210      1,396      18,969        3,279      12,681
   General corporate and other         69        417         300        1,081         106
                                  -------     ------      ------       ------      ------
                                  $17,897     12,042      44,831       31,722      14,871
                                  =======     ======      ======       ======      ======

Marine additions for the current quarter include the purchase of two vessels for approximately $9.4 million. For the corresponding quarter of fiscal 1993 approximately $4.0 million was used for the purchase of several vessels. The remainder of Marine additions for both quarters consists of additions and/or modifications to the existing vessel fleet. Compression additions for the quarter ended December 31, 1993 include approximately $1.6 million for additional rental equipment. The remainder of Compression additions for the current quarter and for the quarter ended December 31, 1992 were for additions and/or modifications to the existing rental fleet. For the past several years expansion of the Marine vessel fleet and Compression rental fleet has come primarily from existing excess industry supplies. During the third quarter of fiscal 1994 construction of new gas compressors began in order to take advantage of upcoming opportunities. However, major new construction of Compression rental equipment or Marine vessels will not begin until the underlying economic circumstances generate an attainable return on investment considered appropriate by management.

Proceeds from asset sales for the quarter and nine-month period ended December 31, 1993 were primarily the result of the disposal of Marine equipment whereas proceeds from asset sales for the quarter and nine-month period ended December 31, 1992 were principally from the sale of Compression rental equipment.

Fiscal 1994 financing activities for the quarter and nine-month period ended December 31, 1993 used a larger amount of net cash than the amount expended during the corresponding periods of fiscal 1993. Fiscal 1994 and 1993 nine-month periods include approximately $60.1 million and $35.0 million, respectively, of long-term debt retired prior to maturity. For the quarter and nine-month period ended December 31, 1993 principal payments include approximately $9.0 million for termination of capitalized lease obligations on five marine service vessels. For the quarter and nine-month period ended December 31, 1992 principal payments include approximately $2.9 million for the redemption, at par value plus accrued interest, of the 7-3/4% convertible subordinated debentures due 2005.

Several employees of the Compression segment elected early retirement from the company in connection with a reorganization of Compression management in the third quarter of fiscal 1994. A $629,000 after-tax charge, or $.01 per common share, is included in fiscal 1994 third quarter earnings from continuing operations for severance costs associated with the management reorganization. The reorganization was done to reduce future overhead costs and to align segment management more closely with market conditions.

RESULTS OF OPERATIONS

Fiscal 1994 year-to-date consolidated revenues and earnings from continuing operations grew 11.5% and 21.9%, respectively, beyond the corresponding fiscal 1993 year-to-date amounts. Third quarter consolidated revenues and earnings from continuing operations for fiscal 1994 rose 6.8% and 85.1%, respectively, above the corresponding amounts for the third quarter of fiscal 1993. The growth for both periods is primarily attributable to higher Marine revenues and operating profits resulting from the considerable improvement in day rates and utilization for the domestic-based vessel fleet. Other expense for the current quarter includes approximately $953,000 of severance cost resulting from the early retirement of several Compression employees. Fiscal 1994 year-to-date Other expense also includes the reclassification from general and administrative expense of approximately $300,000 of severance costs related to the retirement of one Marine employee in the second quarter. The severance costs have been included in Compression and Marine operating profits. Fiscal 1994 year-to-date net earnings include approximately $1.9 million of additional income tax expense resulting from the revaluation of deferred tax assets and liabilities at the higher statutory income tax rates contained in the August 1993 Omnibus Budget Reconciliation Act. Fiscal 1994 year-to-date net earnings also include a $4.4 million extraordinary charge for prepayment penalties resulting from the early extinguishment of $51.1 million of long-term debt. Business segment and geographic distribution of revenues and operating profit
(loss) for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993 are:

                                                (thousands of dollars)
                                                                                 Quarter
                                    Quarter Ended          Nine Months Ended      Ended
                                     December 31,             December 31,      Sept. 30,
                                   ----------------        -----------------    ---------
                                   1993        1992        1993         1992       1993
                                   ----        ----        ----         ----       ----
Revenues:
   Marine:
       United States             $ 52,879     35,732      146,314      96,214      49,895
       Foreign                     66,092     71,417      208,632     213,240      69,855
                                 --------    -------      -------     -------     -------
                                  118,971    107,149      354,946     309,454     119,750
   Compression - United
       States                      14,002     17,363       41,353      45,962      14,419
                                 --------    -------      -------     -------     -------
                                 $132,973    124,512      396,299     355,416     134,169
                                 ========    =======      =======     =======     =======

Operating profit (loss):
   Marine:
       United States               13,558        314       28,779        (302)      8,464
       Foreign                      8,328     13,373       27,159      44,469      10,254
                                 --------    -------      -------     -------     -------
                                   21,886     13,687       55,938      44,167      18,718
                                 --------    -------      -------     -------     -------
   Compression                      1,951      2,895        5,449       8,026       2,366
   Equity in net earnings
       of unconsolidated
       companies                      736        850        1,889       1,966         478
   Other income (expense)             141       (981)       1,474        (170)        518
   General corporate
       expenses                    (2,720)    (2,709)      (8,289)     (7,138)     (2,835)
   Interest expense                (1,476)    (2,930)      (6,736)     (9,531)     (2,483)
                                 --------    -------      -------     -------     -------
   Earnings from continuing
       operations before
       income taxes                20,518     10,812       49,725      37,320      16,762
   Income taxes:
       On current earnings         (6,976)    (3,495)     (16,906)    (11,966)     (5,699)
       Effect of 1993 tax law
          changes                     ---        ---       (1,921)        ---      (1,921)
                                 --------    -------      -------     -------     -------
          Earnings from
           continuing
           operations            $ 13,542      7,317       30,898      25,354       9,142
                                 ========    =======      =======     =======     =======

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993 consist of the following:

                                                 (thousands of dollars)
                                                                                  Quarter
                                     Quarter Ended         Nine Months Ended       Ended
                                      December 31,            December 31,       Sept. 30,
                                    ---------------        -----------------     ---------
                                    1993       1992        1993         1992        1993
                                    ----       ----        ----         ----        ----
Personnel costs                   $ 9,403      9,047       27,988      26,520       9,222
Office and property                 2,434      2,502        7,165       7,246       2,494
Sales and marketing                 1,069      1,064        3,099       3,162       1,027
Professional services               1,188        890        3,398       2,648         887
Taxes other than income taxes         633        458        1,777       1,355         593
Other                               1,229        332        2,892       1,710       1,107
                                  -------     ------       ------      ------      ------
                                  $15,956     14,293       46,319      42,641      15,330
                                  =======     ======       ======      ======      ======

Personnel costs for the quarter and nine-month period ended December 31, 1993 include approximately $104,000 to settle former Zapata Gulf employee union claims in Nigeria. In addition, fiscal 1994 nine-month personnel costs include approximately $540,000 of severance payments to former Zapata Gulf employees in Nigeria. The remainder of the increase from the December 31, 1992 year-to-date period is primarily due to higher incentive plan expenses. Fiscal 1994 third quarter professional services include approximately $250,000 of costs associated with a secondary stock offering in the third quarter. On a year-to-date basis professional services include approximately $587,000 of costs associated with two secondary stock offerings.

MARINE SEGMENT

The Marine segment provides a diverse range of services and equipment primarily to the offshore oil and gas industry. Because operating costs and depreciation do not change proportionally with changes in revenues, the amount of operating profit for the Marine segment is primarily determined by utilization and day rates for the fleet.

Marine segment revenues for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993 consist of the following:

                                             (thousands of dollars)
                                                                                  Quarter
                                     Quarter Ended          Nine Months Ended      Ended
                                      December 31,             December 31,       Sept. 30,
                                 --------------------     --------------------    ---------
                                   1993        1992         1993        1992        1993
                                 --------    --------     --------    --------    ---------
Owned or chartered vessels:
   Domestic                      $ 49,246     34,960      134,294      96,099      44,642
   Foreign                         66,020     71,401      208,560     213,043      69,855
                                 --------    -------      -------     -------     -------
                                  115,266    106,361      342,854     309,142     114,497
Brokered vessels                    2,909      2,578        8,109       5,914       2,772
Shipyard sales                        796        989        3,983       2,517       2,481
Intercompany
   eliminations(A)                    ---     (2,779)         ---      (8,119)        ---
                                 --------    -------      -------     -------     -------
                                 $118,971    107,149      354,946     309,454     119,750
                                 ========    =======      =======     =======     =======

(A) Revenues earned from the charter of equipment to the discontinued Container Shipping segment.

Marine fleet utilization is affected primarily by market conditions. It is also influenced to a lesser degree by drydockings resulting from safety and inspection requirements. Marine vessels must undergo periodic inspections to remain properly classified and certified. These inspections, whenever possible, are done during seasonally slow periods to minimize the impact on vessel operations and are only done if the vessel is considered to have continuing economic viability. The following table compares day-based Marine fleet utilization percentages for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993:

                                                                                  Quarter
                                     Quarter Ended          Nine Months Ended      Ended
                                      December 31,             December 31,       Sept. 30,
                                 --------------------     --------------------    ---------
                                   1993        1992         1993        1992        1993
                                 --------    --------     --------    --------    ---------
Utilization:
   Domestic fleet                  85.1%      83.0%        84.5%       78.4%       84.8%
   Foreign fleet                   75.3%      85.4%        76.7%       83.3%       76.0%
   Total fleet                     79.0%      84.5%        79.5%       81.5%       79.2%
                                   ====       ====         ====        ====        ====

The domestic fleet is comprised of vessels operating in U.S. waters while the foreign fleet is comprised of vessels operating outside U.S. waters.

Improved utilization of the domestic-based vessel fleet in the current quarter and nine-month period compared with the corresponding fiscal 1993 periods, respectively, and for the current quarter compared with the preceding quarter reflects the increase in demand for offshore marine services resulting from higher natural gas exploration and drilling activity in the U.S. Gulf of Mexico. Declining foreign fleet utilization for the three-month and nine-month periods ended December 31, 1993 compared with the corresponding periods of fiscal 1993, respectively, results primarily from softening demand for offshore marine services in certain foreign markets, principally the West African market.

Marine vessel day rates are primarily determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table provides a comparison of average vessel day rates for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993:

                                                                                  Quarter
                                     Quarter Ended          Nine Months Ended      Ended
                                      December 31,             December 31,       Sept. 30,
                                 --------------------     --------------------    ---------
                                   1993        1992        1993        1992         1993
                                 --------    --------     --------    --------    ---------
Average vessel day rates:
   Domestic fleet                 $3,016        2,367      2,874       2,380       2,839
   Foreign fleet                   2,768        2,665      2,808       2,721       2,839
   Total fleet                     2,868        2,559      2,834       2,605       2,839
                                  ======        =====      =====       =====       =====

The domestic fleet is comprised of vessels operating in U.S. waters while the foreign fleet is comprised of vessels operating outside U.S. waters.

Considerable improvements in average vessel day rates for the domestic-based vessel fleet for the current quarter over the preceding quarter and for the current quarter and nine-month period over the corresponding periods of fiscal 1993 is reflective of the favorable shift in the supply/demand relationship brought about by the increase in natural gas offshore exploration and drilling activity in the U.S. Gulf of Mexico. Increases in average vessel day rates for the foreign-based vessel fleet for the current quarter and nine-month period above levels generated for the corresponding periods of fiscal 1993, respectively, are principally due to the mix of different vessel types working in foreign locations and greater demand for offshore marine services in certain foreign operating areas. Lower average day rates for the foreign-based vessel fleet in the current quarter below the fiscal 1994 second quarter level is primarily due to an unfavorable shift in the mix of vessels working in certain foreign locations.

The following table compares the average number of vessels by class and geographic distribution during the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993 and the actual December 31, 1993 vessel count:

                                                         Average Number of Vessels During
                                     Actual      ---------------------------------------------------
                                     vessel                               Nine Months       Quarter
                                    count at     Quarter Ended              Ended            Ended
                                    Dec. 31,      December 31,            December 31,      Sept. 30,
                                   ----------   ----------------       -----------------    ---------
                                     1993       1993        1992       1993         1992       1993
                                     ----       ----        ----       ----         ----       ----
Class:
  Towing Supply/Supply               312        313          305       314           308        314
  Crew/Utility                        99        100           96        98            90         99
  Offshore Tugs                       98         98           86        98            86         98
  Other                               98         98          103        98           102         98
                                     ---        ---          ---       ---           ---        ---
     Total                           607        609          590       608           586        609
                                     ===        ===          ===       ===           ===        ===

Geographic:
  Domestic                           210        208          193       201           187        201
     Foreign                         341        345          341       352           342        352
                                     ---        ---          ---       ---           ---        ---
       Owned or chartered
          vessels included in
          marine revenues            551        553          534       553           529        553
       Vessels withdrawn from
          active service              13         13           13        12            14         13
       Joint venture owned
          vessels                     43         43           43        43            43         43
                                     ---        ---          ---       ---           ---        ---
       Total                         607        609          590       608           586        609
                                     ===        ===          ===       ===           ===        ===


Changes in fleet size and utilization are the principal factors which cause fluctuations in the amount of crew costs. Higher crew costs for the three-month and nine-month periods ended December 31, 1993 compared with the respective fiscal 1993 periods are principally due to a larger average fleet size and the higher activity level of the domestic-based vessel fleet which generally has higher crewing costs than the foreign-based vessel fleet. Fluctuations in the level of repair and maintenance expense are primarily due to an increase in the average age and size of the company's marine fleet and normal inflationary effects. Currently, the average age of the company's vessel fleet is approximately 15 years. Scheduling of vessel drydockings, though primarily dictated by regulatory agencies, affects the amount of repair and maintenance expense in any period and is also done to minimize any impact on vessel revenues. Higher fiscal 1994 third quarter and nine-month insurance costs compared with the same periods of fiscal 1993 are in part the result of a much tougher insurance market which is unwilling to provide past levels of coverage at the same rates enjoyed in prior periods. The following table compares major components of Marine operating costs, the percentage change in Marine operating costs of owned or chartered vessels compared to the same period of the prior fiscal year, and provides a comparison of Marine operating costs of owned or chartered vessels as a percentage of Marine revenues of owned or chartered vessels for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993:

                                                   (thousands of dollars)
                                                                                   Quarter
                                     Quarter Ended          Nine Months Ended       Ended
                                      December 31,             December 31,        Sept. 30,
                                    ----------------        -----------------      ---------
                                    1993        1992        1993         1992        1993
                                    ----        ----        ----         ----        ----
Crew costs                         $33,294     31,561      101,491     90,034       34,213
Repair and maintenance              16,144     16,945       52,530     48,445       17,510
Vessel insurance                     6,413      6,053       18,921     16,305        6,362
Fuel, lube, and supplies             5,236      5,206       16,441     15,200        5,463
Charter fees, mobilization/
  demobilization                     2,085      2,781        5,988      6,289        2,045
Other                                2,881      4,164        9,358     10,577        3,379
                                   -------     ------      -------     ------       ------
  Total operating costs of
  owned or chartered vessels        66,053     66,710      204,729    186,850       68,972
Brokered vessels costs               2,633      1,845        7,471      4,865        2,610
Shipyard costs                         627        816        3,828      1,973        2,496
Intercompany eliminations(A)           ---     (2,385)         ---     (7,708)         ---
                                   -------     ------      -------     ------       ------
                                   $69,313     66,986      216,028    185,980       74,078
                                   =======     ======      =======    =======       ======
For owned or chartered vessels:

Overall increase (decrease)
  in operating costs                  (1.0%)     14.2%         9.6%       8.5%        13.1%
                                   -------     ------      -------     ------       ------

Operating costs as a
  percentage of related
  revenues                            57.3%      62.7%        59.7%      60.4%        60.2%
                                   =======     ======      =======    =======       ======

(A) Costs incurred from the charter of equipment to the discontinued Container Shipping segment.

Gains on asset sales contributed approximately $3.0 million and $1.6 million to Marine operating profits for the year-to-date periods ended December 31, 1993 and 1992, respectively. For the current quarter gains on asset sales were approximately $1.0 million. Gains on asset sales for the third quarter of fiscal 1993 were negligible. Operating margins from brokered vessel and shipyard activities generally contribute nominally to Marine operating profits.

COMPRESSION SEGMENT

The Compression segment provides natural gas and air compression services and equipment for a variety of applications primarily in the oil and gas industry and also designs, fabricates and installs engineered compressor systems. Compression segment operating profit is significantly affected by the mix of sales and rental revenues. Gross margins on sales are generally less than operating margins for rental revenues.

The following table compares Compression revenues on a dollar and percentage basis for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993:

                                                 (thousands of dollars)
                                                                                 Quarter
                                     Quarter Ended        Nine Months Ended       Ended
                                      December 31,           December 31,        Sept. 30,
                                   ----------------       -----------------     ---------
                                   1993        1992        1993        1992        1993
                                   ----        ----        ----        ----        ----
Rentals:
   Gas compressors                $ 8,067       6,657      22,719     19,825       7,668
   Air compressors                  1,186       1,281       3,166      3,841       1,114
                                  -------      ------      ------     ------      ------
          Total rental revenues     9,253       7,938      25,885     23,666       8,782
Equipment and parts sales           4,125       8,952      13,922     20,871       5,126
Repair and service                    624         473       1,546      1,425         511
                                  -------      ------      ------     ------      ------
                                  $14,002      17,363      41,353     45,962      14,419
                                  =======      ======      ======     ======      ======
As a percentage of total
Compression revenues:
   Rental revenues                    66%         46%         63%        52%         61%
   Equipment and parts sales          30%         52%         34%        45%         36%
   Repair and service                  4%          2%          3%         3%          3%
                                  -------      ------      ------     ------      ------
                                     100%        100%        100%       100%        100%
                                  =======      ======      ======     ======      ======

Gas compressor utilization is affected primarily by the number and age of producing oil and gas wells which, in turn, is affected by the price level of oil and natural gas. Gas compressor rentals are generally for a longer term than are air compressor rentals. Air compressor utilization is heavily dependent upon short-term customer needs. Suitability, availability and rental rates for equipment are the major factors which affect utilization of both gas and air compression equipment. The following table compares utilization, average rental rates and average fleet size for gas and air compressors for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1993:

                                                                                 Quarter
                                     Quarter Ended        Nine Months Ended       Ended
                                      December 31,           December 31,       Sept. 30,
                                   -----------------      -----------------     ---------
                                   1993        1992        1993        1992       1993
                                   ----        ----        ----        ----       ----
Gas Compressors:
   (Horsepower based
       statistics)
Utilization                         89.8%        77.8%      84.9%       76.7%       85.5%
Average rental rate             $  16.53        16.84      16.63       16.79       16.58
Average fleet size               181,159      169,419    178,766     171,052     180,307
                                ========      =======    =======     =======     =======

Air Compressors:
   (Cubic feet per minute
       based statistics)
Utilization                         36.0%        41.3%      35.1%       39.5%       39.6%
Average rental rate             $    .23          .21        .21         .22         .20
Average fleet size               158,550      161,500    155,117     159,833     155,350
                                ========      =======    =======     =======     =======

The significant increase in gas compressor utilization for the quarter and nine-month period of fiscal 1994 above the corresponding levels experienced for the quarter and nine-month period of fiscal 1993, and increased utilization in the current quarter compared with the preceding quarter is due to higher demand for natural gas compression services as a result of the continued favorable level of U.S. natural gas prices. In addition to the benefits provided to gas compression rental revenues from higher utilization, gas compressor rental revenues in the current quarter and nine-month period have also grown as a result of a larger compression fleet. Air compression utilization for the three-month and nine-month periods of fiscal 1994 was below the prior three-month and nine-month levels, and current quarter utilization was below the preceding quarter due to weakened demand for air compression services. The air compression market during fiscal 1994 has generally suffered from stagnant demand and any improvement is not anticipated in the foreseeable future.

Average rental rates for gas compressors were fairly consistent for all periods presented and reflects demand for gas compression services given the recent history of U.S. natural gas prices. Air compressor rental rates have not significantly changed over the past 12 months which generally reflects the stagnant market for air compression services.

Revenues from equipment and parts sales for fiscal 1994 have not contributed as much as in the prior year or quarter primarily due to reduced sales of engineered products.

Gains on asset sales for the current quarter and nine-month period have contributed $.6 million and $1.4 million, respectively, to segment operating profits. Gains on asset sales for the three-month and nine-month periods ended December 31, 1992 contributed $.4 million and $1.3 million, respectively.

Compression segment operating costs consist of the following for the quarters and nine-month periods ended December 31 and September 30, 1993:

                                                 (thousands of dollars)
                                                                                 Quarter
                                      Quarter Ended       Nine Months Ended       Ended
                                       December 31,         December 31,        Sept. 30,
                                   -----------------      -----------------     ---------
                                   1993         1992        1993       1992       1993
                                   ----         ----        ----       ----       ----
Field operating expenses:
   Wages and benefits              $1,527       1,419       4,639      4,173       1,572
   Repairs and maintenance          1,475       1,343       4,415      4,359       1,523
   Other                              781         683       2,171      2,048         706
                                   ------       -----      ------     ------       -----
                                    3,783       3,445      11,225     10,580       3,801
Costs of sales                      3,312       7,181      11,298     16,166       4,293
                                   ------       -----      ------     ------       -----
                                   $7,095      10,626      22,523     26,746       8,094
                                   ======      ======      ======     ======       =====
Field operating costs as a
   percentage of rental and
   repair and service
   revenue                           38.3%       41.0%       40.9%      42.2%       40.9%
                                   ======      ======      ======     ======       =====

Costs of sales as a
   percentage of related
   revenues                          80.3%       80.2%       81.2%      77.5%       83.7%
                                   ======      ======      ======     ======       =====

Field operating expenses relate to gas and air compressor rental operations. Field operating expenses are generally consistent on a period-to-period basis and usually vary in the short-term as a result of fluctuations in the level of repairs and maintenance of compression equipment. Long-term growth in field operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Cost of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems. Increased costs of sales as a percentage of related revenues during the current quarter and nine-month period compared to the same periods a year ago are due to reduced demand for equipment and parts sales which resulted from more competitive pricing.

INFLATION AND CURRENCY FLUCTUATIONS

Because of its significant foreign operations, the company is exposed to currency fluctuations and exchange risks. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars.

Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company's operating costs. The major impact on operating costs is the level of offshore exploration and development spending by energy exploration and production companies. As this spending increases, prices of goods and services used by the oil and gas industry and the energy services industry will increase. Future improvements in vessel day rates and compressor rental rates may buffer the company from the inflationary effects on operating costs.

ENVIRONMENTAL MATTERS

During the ordinary course of business the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. The company is currently involved in litigation with the Environmental Protection Agency concerning the disposal of oil field waste from drilling sites it previously operated. Given the company's small participation in the wells, management believes that the ultimate resolution of this litigation will not have a material adverse affect on the company's financial position.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

A. At page 22 of this report is the index for those exhibits required to be filed as a part of this report.

B. The company's report on Form 8-K dated December 28, 1993 reported that Ward W. Woods, Jr. resigned from the company's Board of Directors effective December 28, 1993.

C. The company's report on Form 8-K dated December 2, 1993 reported that William M. Wiseman, Senior Vice President, Donald S. White, Vice President, and Robert Ashton, Vice President took early retirement from the company effective around January 31, 1994.

D.       The company's report on Form 8-K dated November 9, 1993 reported that
         R. C. Lassiter resigned from the company's Board of Directors effective November 9, 1993.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TIDEWATER INC.
                                          -----------------------------------
                                          (Registrant)



Date:  January 26, 1994                            /s/ KEN C.TAMBLYN
                                          -----------------------------------
                                          Ken C. Tamblyn
                                          Executive Vice President and
                                            Chief Financial Officer



Date:  January 26, 1994                            /s/ VICTOR I.KOOCK
                                          -----------------------------------
                                          Victor I. Koock
                                          Senior Vice President, Secretary,
                                            and Co-General Counsel

                                 EXHIBIT INDEX




The index below describes each exhibit filed as a part of this report.





Exhibit
Number
- -------
  4      -    Restated Rights Agreement dated December 17, 1993
              between Tidewater Inc. and The First National Bank of Boston.

 10      -    First Amendment to $60,000,000 Amended and Restated
              Revolving Credit and Term Loan Agreement dated
              September 14, 1993.

 11      -    Statement - Computation of Per Share Earnings.

                                TIDEWATER INC.

                               EXHIBITS FOR THE

                        QUARTERLY REPORT ON FORM 10-Q

                       QUARTER ENDED DECEMBER 31, 1993

                                 EXHIBIT INDEX




The index below describes each exhibit filed as a part of this report.





Exhibit
Number
- -------
  4      -    Restated Rights Agreement dated December 17, 1993
              between Tidewater Inc. and The First National Bank of Boston.

 10      -    First Amendment to $60,000,000 Amended and Restated
              Revolving Credit and Term Loan Agreement dated
              September 14, 1993.

 11      -    Statement - Computation of Per Share Earnings.