Form 10-K
period 1994-03-31
TIDEWATER INC
filed 1994-05-06
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) - For the Fiscal Year Ended March 31, 1994

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) - For the Transition Period From ___________________________ to ___________________________

                         Commission file number 1-6311

                                TIDEWATER INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

                   Delaware                                                          72-0487776
- ---------------------------------------------------------------------------------------------------------
              (State or other jurisdiction of                                    (I.R.S. Employer
              incorporation or organization)                                     Identification No.)

              1440 Canal Street, New Orleans, Louisiana                                 70112
- ---------------------------------------------------------------------------------------------------------
              (Address of principal executive offices)                               (Zip Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        Title of each class                        Name of each exchange on which registered
        -------------------                        -----------------------------------------
Common Stock, par value $0.10                      New York Stock Exchange, Pacific Stock Exchange
Preferred Stock Purchase Rights                    New York Stock Exchange, Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes  X      No
                                               ---        ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      As of May 2, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $982,195,105.

      53,072,749 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on May 2, 1994. Registrant has no other class of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

      None.


                               TABLE OF CONTENTS


                                    PART I
                                                                                                        Page
   Item                                                                                                Number
   ----                                                                                                ------
    1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
    3.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
    4.      Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . .  11
   4A.      Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                                    PART II

    5.      Market for the Registrant's Common Stock and Related
              Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
    6.      Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
    7.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . .  16
    8.      Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . .  31
    9.      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . .  31

                                    PART III
   10.      Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . . .  32
   11.      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34
   12.      Security Ownership of Certain Beneficial Owners
              and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
   13.      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . .  45

                                    PART IV

   14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46

                                     PART I


ITEM 1.        BUSINESS

GENERAL

      Tidewater Inc. (the "Company") was incorporated in Delaware in 1956. The Company's principal executive offices are located at 1440 Canal Street, New Orleans, Louisiana 70112, and its telephone number is (504) 568-1010. Unless otherwise required by the context, the term "Company" as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

      The Company's two principal divisions are Tidewater Marine and Tidewater Compression. Tidewater Marine principally provides support services to the international offshore petroleum industry. Tidewater Compression principally provides natural gas and air compression equipment and services, primarily to the oil and gas and petrochemical industries.

      The Company pioneered the offshore marine services industry in the mid-1950's with the construction of the first forward pilothouse vessels designed exclusively for use in the support of the offshore oil and gas industry. Operating in all major offshore exploration and production areas of the world, Tidewater Marine principally offers support services for the entire cycle of the offshore exploration and production process, including: towing and anchor handling of mobile drilling rigs and equipment; transporting supplies necessary to sustain drilling, workover and production activities; and supporting offshore pipelaying and construction activities. At March 31, 1994, approximately 35% of Tidewater Marine's vessels operated in the U.S. Gulf of Mexico and off the East and West Coasts of the United States. The remainder of Tidewater Marine's fleet operated internationally in areas such as offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, New Zealand, Taiwan, Trinidad, Venezuela, and West Africa and in the North Sea and the Persian Gulf.

      On January 15, 1992, the Company significantly expanded its marine equipment operations through the acquisition of Zapata Gulf Marine Corporation ("Zapata Gulf") pursuant to a merger of a wholly-owned subsidiary of the Company into Zapata Gulf (the "Zapata Gulf Merger"). The Zapata Gulf Merger was completed pursuant to an Agreement and Plan of Merger dated June 19, 1991 between the Company, Zapata Gulf, and each of the shareholders of Zapata Gulf. On the date of the Zapata Gulf Merger, the shareholders of Zapata Gulf received 23,786,000 shares of the Company's common stock in exchange for all of the issued and outstanding capital stock of Zapata Gulf. Information concerning the Zapata Gulf Merger appears in Note 1 to the Consolidated Financial Statements included herein.

      Tidewater Compression is one of the leading suppliers of compression services in the United States. Tidewater Compression provides, mainly on a rental basis, natural gas and air compression equipment and services for a variety of applications, including all phases of natural gas and oil production. Natural gas compressor demand is more closely related to the number of producing natural gas wells than to the level of natural gas exploration. Air compression units are used in a variety of industries, including petrochemical, refining, pulp/paper, pipeline, and electronics, as well as in oil and gas production. Tidewater Compression also provides the international energy industry with a broad range of engineered products and technical services used primarily in natural gas processing and the production, enhanced recovery, and transmission of natural gas.

      Information concerning revenues, operating profits and assets for each of the Company's business segments and the geographic distribution of its operations is set forth in Item 7 of this report.

TIDEWATER MARINE

      Tidewater Marine is the world's largest provider of offshore supply vessels and marine support services. With a fleet of approximately 600 vessels, Tidewater Marine operates, and has a leading market share, in most of the world's significant oil and gas exploration and production markets. Tidewater Marine provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor-handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; and supporting pipelaying and other offshore construction activities.

      United States Operations. The Company's domestic activities are primarily conducted in the U.S. Gulf of Mexico. In addition, the Company has vessels on the East and West Coasts of the United States, including Alaska. For information concerning revenues derived from domestic marine operations, see "Marine Segment" in Item 7 of this report.

      Foreign Operations. The Company's principal areas of foreign marine equipment operations, which are primarily conducted through wholly-owned subsidiaries, currently include areas offshore Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Taiwan, Trinidad, Venezuela, and West Africa and in the North Sea and the Persian Gulf. In addition, the Company conducts marine equipment operations in Abu Dhabi, Australia, Brunei, Egypt, Malaysia, Mexico, New Zealand, Nigeria, Saudi Arabia and Venezuela through joint ventures. For information concerning revenues derived from foreign marine operations, see "Marine Segment" in Item 7 of this report.

      The Company's foreign marine equipment operations are subject to the usual risks inherent in doing business in foreign countries. Such risks include political changes, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations, and import/export restrictions, all of which are beyond the control of the Company. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, the Company believes these risks to be within acceptable limits, and, in view of the mobile nature of the Company's principal revenue producing assets, does not consider them to constitute a factor materially adverse to the conduct of its foreign marine equipment operations as a whole.

      Marine Services Equipment. Tables comparing the number of vessels in the Company's marine fleet by class and geographic distribution appear under "Marine Segment" in Item 7 of this report.

      Towing-Supply and Supply Vessels. The Company charters its towing-supply and supply vessels to customers for use principally in transporting supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. Towing-supply vessels (from 180 to 218 feet in length and up to 8,000 horsepower) and supply vessels (from 165 to 194 feet in length) carry drill pipe, drilling mud, drilling water, fuel and miscellaneous equipment to offshore locations. In addition, vessels of the towing- supply class are equipped for and are capable of towing drilling rigs and other marine equipment and setting anchors for positioning and mooring drilling rigs.

      Crew and Utility Vessels. Crew and utility vessels are chartered to customers for use principally in transporting supplies and personnel from shore bases to offshore drilling rigs, platforms and other installations. Crewboats (25 to 120 feet in length) transport personnel, food and supplies, while utility vessels (100 to 120 feet in length) perform a variety of oilfield support functions.

      Offshore Tugs. Offshore tugs are engaged in towing floating drilling rigs to and from drilling locations in the Gulf of Mexico and foreign operating areas. Offshore tugs also dock tankers, tow barges, including Company barges, and assist pipelaying and construction barges. Additionally, the Company's offshore tugs are used in a variety of other commercial towing operations, including towing barges carrying bulk cargo, rail cars, and containerized cargo. The Company generally operates such tugs with its own personnel and charges for their operation primarily on an hourly or daily basis.

      Other Vessels. The Company's other vessels include inshore tugs and both inshore and offshore barges, production, line- handling, and various special purpose vessels. Inshore tugs, which are operated principally within inland waters, tow drilling rigs to and from their locations, tow barges carrying equipment and materials for use principally in inland water drilling and production operations. Inshore towing vessels are generally operated by the Company's personnel and the Company charges for these operations primarily on a daily or hourly basis. Barges are either used in conjunction with Company tugs or are bareboat chartered to others.

      Recent Vessel Acquisitions. In fiscal 1994, the Company acquired 5 used vessels, including 2 towing supply vessels, 1 crewboat, and 2 other vessels.

      Contributions of Main Classes of Vessels. Of the Company's revenues from marine vessel equipment operations, the following percentages were contributed by the main classes of vessels:

                                                                                     Year Ended March 31,
- ----------------------------------------------------------------------------------------------------------------------
                                                                           1994              1993                1992
                                                                           ----              ----                ----
Towing-supply and supply vessels  . . . . . . . . . . . . . . . . . . . .   67%               68%                 71%
Crew and utility vessels  . . . . . . . . . . . . . . . . . . . . . . . .    9%                8%                  7%
Offshore tugs . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20%               19%                 16%
Other vessels   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4%                5%                  6%
- ----------------------------------------------------------------------------------------------------------------------


      Risks of Operation and Insurance. The operation of any marine equipment involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, property losses to the vessel and business interruption due to political action in foreign countries. Any such event may result in a reduction in revenues or increased costs. The Company's vessels are insured for estimated market value against damage or loss, including war and pollution risks. The Company also carries workers compensation, maritime employer's liability, general liability (including third party pollution), and other insurance customary in the industry.

      Competition and Customers. The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price, and service. The Company has numerous competitors in virtually all areas in which it operates. Certain customers of the Company own and operate vessels to service certain of their offshore activities.

      Although one customer accounted for 6% and the five largest customers accounted for approximately 24% of its marine revenues during the year ended March 31, 1994, the Company does not consider its marine operations dependent on any single customer.

      Contractual arrangements with customers vary widely depending on the type of vessel and on the needs of the customer.

      Government Regulations. The Company's vessels are subject to various statutes and regulations governing their operation and maintenance.

      Under the Merchant Marine Act of 1936 and the Shipping Act, 1916, if persons other than U.S. citizens should in the aggregate own in excess of 25% of the Company's outstanding stock, the Company would lose the privilege of engaging in the transportation of passengers or merchandise in U.S. coastwise trade.

      Through an amendment to its Restated Certificate of Incorporation, the Company has instituted a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of the outstanding shares of the Company's common stock. In addition, the Company's

Restated Certificate of Incorporation provides that any transfer or purported transfer of shares of the Company's common stock that would result in the ownership by non-U.S. citizens of more than 24% of the then outstanding common stock will not be effective against the Company except for purposes of effecting certain remedies. Based on information supplied to the Company by its transfer agent, approximately 10.1% of the Company's common stock outstanding was owned by non-citizens as of May 2, 1994.

      At March 31, 1994, 187 vessels wholly owned by the Company were registered under flags other than the United States. In addition, all of the Company's 43 joint venture owned vessels were registered under non-U.S. flags at March 31, 1994. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the Company's non-U.S. flag vessels must continue to be operated abroad, and if the Company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected.

      All of the Company's offshore vessels are subject to international safety and classification standards. U.S. flag towing- supply and supply vessels are required to undergo periodic inspections and to be recertified under drydock examination at least twice every five years. Non-U.S. flag vessels are also subject to various similar regulations.

TIDEWATER COMPRESSION

      Tidewater Compression provides natural gas and air compression equipment and services principally to the energy industry, primarily in the United States.

      Gas Compression. The Company provides gas compressors to the oil and gas and petrochemical industries. The compressors are used primarily to boost the pressure of natural gas from the wellhead into gas gathering systems, into nearby gas processing plants, or into high pressure pipelines. Gas compression equipment and services offered by the Company are also used in the production of coalbed methane and in enhanced recovery projects such as fire-flooding, gas lift, or gas injection, with the objective of increasing the recovery of oil or condensate that can be recovered from a reservoir. Compressors are often rented rather than sold because the required compressor horsepower and stage configuration can change several times in the lifetime of a project. The primary market served is natural gas production activities in the United States, although the Company is actively seeking to establish markets outside the United States. A table setting forth utilization, rental rates, and fleet size of the Tidewater Compression gas rental fleet appears in "Compression Segment" in Item 7 of this report.

      Air Compression. The Company sells and rents industrial and portable air compressors, coolers, dryers, vacuum pumps, and other related equipment to the oil and gas and petrochemical industries and to manufacturing and other concerns that use compressed air to operate machinery, for instrumentation, and in manufacturing processes. A table setting forth utilization, rental rates, and fleet size of the Tidewater Compression air rental fleet appears in "Compression Segment" in Item 7 of this report.

      Engineered Products. The Company's compression operations include a fabrication facility at which the Company designs and fabricates gas and air compression packages for sale. The highly-specialized compression packages consist of skid-mounted compressors designed to meet complex customer specifications for specialized applications.

      Distributorships. The Company holds distributorships for various manufacturers of air and gas compressors, related equipment and a wide range of accessories. These manufacturers are the source for equipment and accessories sold by the Company.

      Competition and Customers. The compression equipment market is highly competitive, with the principal competitive factors being price, service, and availability. The Company competes with a large number of companies, some of which have larger compression operations than the Company.

      Although one customer accounted for 6% and the five largest customers accounted for approximately 14% of its compression revenues during the year ended March 31, 1994, the Company does not consider itself dependent on any one customer.

OTHER OPERATIONS

      Shipyards. Quality Shipyards, Inc., a wholly-owned subsidiary of the Company, operates two shipyards in Houma, Louisiana, which build, repair, modify, and drydock vessels. Approximately 49% of the shipyards' business for the year ended March 31, 1994 related to repairs, modifications, and drydockings of the Company's vessels. The results of shipyard operations are included in marine equipment operations.

DISCONTINUED OPERATIONS

      On March 31, 1993, a 70%-owned subsidiary of the Company, Marine Transportation Services Sea-Barge Group, Inc. ("Sea-Barge") sold substantially all of its assets and liabilities to Sea-Barge, Inc., an entity controlled by the Company's joint venture partner, S.E.L. Maduro (Florida), Inc. Prior to the sale, Sea-Barge provided ocean transportation services of containers with cargo principally using tugs and barges owned by the Company between the continental United States and Puerto Rico and countries in the Caribbean basin. Since the sale, Sea-Barge, Inc. has continued to use tugs and barges furnished by the Company. See Note 2 of the Notes to Consolidated Financial Statements included in this report.

SEASONALITY

      Tidewater Marine generally has its highest utilization rates in the warmer weather months when the weather is more favorable for offshore exploration, development and construction work. Tidewater Compression generally has its best results in the winter months when natural gas is in greater demand. However, business volume for both Tidewater Marine and Tidewater Compression is more dependent on oil and gas prices and the global supply and demand conditions for the Company's services than any seasonal variation.

EMPLOYEES

      As of March 31, 1994, the Company had approximately 6,900 employees. The Company considers relations with employees to be satisfactory. The Company is not a party to any union contracts in the United States but through several subsidiaries is a party to union agreements covering local nationals in several foreign countries.


ITEM 2.        PROPERTIES

MARINE SERVICES

      At March 31, 1994, there were 594 vessels in the Company's marine fleet, including vessels operated by joint ventures in which the Company is a participant, of which 38 vessels were leased under operating and capitalized leases and the remaining vessels were owned. The Company's marine operations are conducted worldwide. The Company's vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. At March 31, 1994, approximately 35% of the Company's vessels operated in the U.S. Gulf of Mexico and off the East and West Coasts of the United States, including Alaska. The remainder of the Company's marine fleet operated internationally. For a description of the Company's marine vessels, see "Tidewater Marine" in Item 1 of this report.

COMPRESSION SERVICES

      At March 31, 1994, the gas compression rental fleet of the Company was comprised of 988 units ranging from 25 to 2,250 horsepower and the air compression fleet consisted of 126 units ranging from 900 to 2,400 cubic feet per minute. These units are available for employment on an international basis, but are primarily rented only in the United States. At March 31, 1994, the Company owned all such units, except for 14 units that were leased under capitalized leases. For a description of the Company's compression fleet, see "Tidewater Compression" in Item 1 of this report.

REAL ESTATE

      The Company's shipyard operations are conducted in Houma, Louisiana and include approximately 189 acres of land owned by the Company, of which about 44 acres are developed. The Company's Compression division is headquartered in Houston, Texas and is situated on an approximately 30-acre industrial site owned by the Company, of which about 13 acres are developed. The Company owns or leases various other properties incidental to its operations.


ITEM 3.        LEGAL PROCEEDINGS

      During the ordinary course of business, the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related damage. The company is currently involved in litigation with the Environmental Protection Agency (EPA) concerning the legal disposal of oilfield wastes from drilling sites it previously operated, as well as from the disposal of other fluids used in the marine operations.

      In August of 1989, the EPA notified a subsidiary of the company, Hilliard Oil and Gas, Inc. ("Hilliard"), that it was a PRP for cleanup costs at a National Priorities List site. EPA later nominated Hilliard a de minimis participant for this site, i.e., EPA determined that Hilliard's involvement in the site was minimal, and that the toxicity and amount of substance contributed by Hilliard was minimal in comparison to the other hazardous substances found at the site. EPA alleges that residue from trucks transporting Hilliard's saltwater (a non-hazardous substance) to a third party site, was subsequently washed out of the trucks' tanks at the subject site, thus making Hilliard a PRP for cleanup of the subject site. Hilliard believes that this is an insufficient nexus to establish liability, and has chosen to challenge EPA on this theory. Based upon the facts as Hilliard currently understands them, it is the company's belief that the ultimate resolution of this litigation will not have a material adverse effect on the company's financial position.

      In 1983, the United States Environmental Protection Agency (the "EPA") notified two subsidiaries of the Company, Zapata Gulf Marine Operators, Inc. ("Zapata Gulf") and Gulf Fleet Supply Vessels, Inc. ("Gulf Fleet") that they were potentially responsible parties ("PRPs") for cleanup costs at the Western Sand and Gravel site in Rhode Island. Zapata Gulf and Gulf Fleet are among 53 PRPs. At this time, Tidewater does not believe that the potential liability of Zapata Gulf and Gulf Fleet associated with these sites would be materially adverse to Tidewater's financial condition.

      The Company is not a party to any other litigation which, in the opinion of management, is likely to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1994.


ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY

      The executive officers of the Company are as follows:

             Name                         Age              Position
             ----                         ---              --------
      John P. Laborde   . . . . . . . . .  70   Chairman of the Board of Directors,
                                                  President and Chief Executive Officer
      Richard M. Currence   . . . . . . .  55   Executive Vice President
      Ken C. Tamblyn  . . . . . . . . . .  51   Executive Vice President and Chief
                                                  Financial Officer
      William C. Hightower  . . . . . . .  52   Senior Vice President
      Victor I. Koock   . . . . . . . . .  54   Senior Vice President, Secretary, and
                                                  Co-General Counsel
      Cliffe F. Laborde   . . . . . . . .  42   Senior Vice President and Co-General
                                                  Counsel
      Stephen A. Snider   . . . . . . . .  46   Senior Vice President
      Michael L. Goldblatt  . . . . . . .  45   Vice President and Assistant Secretary
      J. Keith Lousteau   . . . . . . . .  47   Vice President and Treasurer
      Thomas E. Hartford  . . . . . . . .  44   Vice President
      Gary D. Pope  . . . . . . . . . . .  59   Vice President
      Larry T. Rigdon   . . . . . . . . .  46   Vice President
      Robert D. Ryan  . . . . . . . . . .  39   Vice President
      Joseph C. Sarne   . . . . . . . . .  50   Vice President
      Joseph M. Bennett   . . . . . . . .  38   Controller

      In addition to its executive officers, the officers of the Company also include the following:

      Alvin A. Arcemont   . . . . . . . .  49   Vice President
      Van C. DeWitt   . . . . . . . . . .  42   Vice President
      Stephen W. Dick   . . . . . . . . .  44   Vice President
      Peter F. Fortier  . . . . . . . . .  41   Vice President
      J. Peter Laborde, Jr.   . . . . . .  39   Vice President
      Dean E. Taylor  . . . . . . . . . .  45   Vice President

      There are no family relationships between the officers of the Company, except that Cliffe F. Laborde and J. Peter Laborde, Jr. are the sons of John
P. Laborde. The Company's officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected. The following describes the business experience of the Company's officers.

      John P. Laborde - Chief Executive Officer and Chairman of the Board of Directors since 1956. President of the Company from 1956 to 1981 and since June 1988.

      Richard M. Currence - Elected Executive Vice President in March 1992 and prior thereto served as Senior Vice President since 1986. Mr. Currence joined the Company in 1966 and had a break in service from 1973 to 1985.

      Ken C. Tamblyn - Elected Executive Vice President in March 1992 and prior thereto served as Senior Vice President since 1986. Mr. Tamblyn joined the Company in March 1986.

      William C. Hightower - Elected Senior Vice President in June 1992 and prior thereto served as Vice President since February 1985. Mr. Hightower joined the Company in 1975.

      Victor I. Koock - Elected Senior Vice President in October 1986, elected Secretary in February 1986, and appointed General Counsel in 1984. Mr. Koock joined the Company in 1968.

      Cliffe F. Laborde - Joined the Company in January 1992 as a Senior Vice President and Co-General Counsel. Mr. Cliffe F. Laborde was previously a shareholder in Gelpi, Sullivan, Carroll & Laborde, a professional law corporation, from 1979 through 1992.

      Stephen A. Snider - Joined the Company in September 1991 as a Senior Vice President. Prior thereto Mr. Snider joined the Company in 1975 and had a break in service from 1983 to 1991. During his break in service, Mr. Snider owned and operated Learning Associates, Inc.

      Michael L. Goldblatt - Elected Vice President in October 1992 and prior thereto served as Associate General Counsel and Assistant Secretary since March 1986. Mr. Goldblatt joined the Company in 1974 and had breaks in service from 1974 to 1976 and 1984 to 1986.

      J. Keith Lousteau - Elected Vice President in 1985 and elected Treasurer in 1987. Mr. Lousteau joined the Company in 1977.

      Thomas E. Hartford - Elected Vice President in April 1994. Mr. Hartford joined the company in 1982.

      Gary D. Pope - Elected Vice President of the Company in January 1992. Prior thereto he was employed by Zapata Gulf Marine Corporation where he served as Vice President since 1984.

      Larry T. Rigdon - Elected Vice President of the Company in January 1992. Prior thereto he was employed by Zapata Gulf Marine Corporation where he served as Vice President since 1984.

      Robert D. Ryan - Elected Vice President in April 1994. Mr. Ryan joined the Company in 1980.

      Joseph C. Sarne - Elected Vice President of the Company in January 1992. Prior thereto he was employed by Zapata Gulf Marine Corporation where he served as Executive Vice President since 1984.

      Joseph M. Bennett - Joined the Company in 1990. He was elected to the office of Controller in May 1992. Mr. Bennett was previously employed by KPMG Peat Marwick from January 1978 through March 1990.

      Alvin A. Arcemont - Elected Vice President in April 1990. Mr. Arcemont joined the Company in 1972.

      Van C. DeWitt - Elected Vice President in October 1993. Mr. DeWitt joined the Company in 1987.

      Stephen W. Dick - Elected Vice President in April 1990. Mr. Dick has been Manager of the Company's towing division since 1985. Mr. Dick joined the Company in 1971 and had a break in service from 1983 to 1985.

      Peter F. Fortier - Elected Vice President in October 1993. Mr. Fortier joined the Company in 1980.

      J. Peter Laborde, Jr. - Elected Vice President in October 1993. Mr. Laborde joined the Company in 1980.

      Dean E. Taylor - Elected Vice President in 1991. Mr. Taylor joined the Company in 1978.

                                    PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

      The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 1994, there were approximately 2,600 record holders of the Company's common stock, based upon the record holder list maintained by the Company's stock transfer agent. The following table sets forth the high and low closing sales price of the Company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on the common stock for the periods indicated.

- ---------------------------------------------------------------------------------------------------------
Fiscal Year                     Quarter                High                 Low                 Dividend
- ---------------------------------------------------------------------------------------------------------
1994                            First                 $26-3/8              $21-1/8                ---
                                Second                 23-1/4               19                   $0.100
                                Third                  25-3/4               19-1/2                0.100
                                Fourth                 23-1/8               19-1/2                0.100

1993                            First                  17-1/8               12                    0.075
                                Second                 19-1/2               14-7/8                0.075
                                Third                  21                   17-1/4                0.075
                                Fourth                 24-3/4               16-3/8                0.100

- ---------------------------------------------------------------------------------------------------------


      The payment of dividends on common and preferred stock are subject to limitations under the Company's revolving credit and term loan agreement, although no preferred stock is currently outstanding. A further discussion of this matter is contained in Note 6 to the Consolidated Financial Statements included in this report.

      As a result of the timing of the fiscal 1994 Board of Directors meetings, only three quarterly dividends of $.10 per common share each were declared during fiscal 1994.

ITEM 6.        SELECTED FINANCIAL DATA

      The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included in this report.

Years Ended March 31
(in thousands, except ratio and per share amounts)

                                          1994            1993           1992            1991             1990
- ----------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                 $  466,601         413,439        430,681         394,325          322,401
   Compression operations                55,471          62,099         54,561          61,479           52,151
- ----------------------------------------------------------------------------------------------------------------
                                     $  522,072         475,538        485,242         455,804          374,552
================================================================================================================

Earnings (loss) from
   continuing operations             $   36,130          27,809         25,904          36,904          (14,054)
Discontinued operations (1)                 ---           3,099            357          (2,258)          (1,371)
Extraordinary loss on early
   debt retirement (2)                  (11,970)           ---            ---             ---              ---
Accounting change (3)                       ---          (6,640)          ---             ---              ---
- ----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                  $   24,160          24,268         26,261          34,646          (15,425)
================================================================================================================

Per common share:
   Earnings (loss) from continuing
     operations                      $      .67             .53            .49             .70             (.30)
   Discontinued operations (1)              ---             .06            .01            (.04)            (.03)
   Extraordinary loss on early
     debt retirement (2)                   (.22)           ---            ---             ---              ---
   Accounting change (3)                    ---            (.13)          ---             ---              ---
- ----------------------------------------------------------------------------------------------------------------
   Net earnings (loss)               $      .45             .46            .50             .66             (.33)
================================================================================================================
Total assets                         $  809,886         838,748        867,573         896,420          883,799
================================================================================================================
Long-term debt                       $    1,952          95,722        123,896         181,622          233,322
================================================================================================================
Working capital                      $  156,126         201,399        171,231         140,066          119,927
================================================================================================================
Current ratio                              2.20            3.10           2.43            2.04             2.05
================================================================================================================
Cash dividends declared per
   common share (4)                  $      .30            .325            --              --               --
================================================================================================================

(1) See Note (2) of Notes to Consolidated Financial Statements for further information concerning the disposal of the Container Shipping segment.
(2) For further details concerning the early debt retirement see Note (6) of Notes to Consolidated Financial Statements.
(3) For further details concerning the accounting change see Note (7) of Notes to Consolidated Financial Statements.
(4) As a result of the timing of the fiscal 1994 Board of Directors meetings, only three quarterly dividends of $.10 per common share each were declared during fiscal 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related disclosures and the selected financial data.

      Fiscal 1994 earnings from continuing operations grew 30% and 40% above the fiscal 1993 and fiscal 1992 levels, respectively. The growth in earnings from continuing operations over the prior fiscal years is directly attributable to higher levels of utilization and day rates for the domestic-based vessel fleet which resulted from higher natural gas exploration and production activity in the U.S. Gulf of Mexico. Demand for offshore marine services in foreign markets throughout fiscal 1994 was generally weaker than in fiscal 1993 and fiscal 1992. Although the decline in demand for foreign offshore marine services appears to have stabilized, the future supply and price of oil are uncertain and could adversely impact demand and future operating results.

      As had been the case in fiscal years 1993 and 1992, the Company's overall financial condition was again significantly improved during fiscal 1994 as a result of strong cash flows and the substantial reduction in long-term debt. With the early retirement of $51.1 million of long-term debt in September 1993 and the early redemption of the Company's convertible subordinated debentures in April 1994, Tidewater is essentially debt-free.

      Even though the early debt retirements had an adverse impact on fiscal 1994 net earnings, future net earnings will benefit from lower interest costs. Improved financial condition over the past three fiscal years has and should continue to provide the necessary foundation to withstand cyclical fluctuations of the energy services industry.

LIQUIDITY AND CAPITAL RESOURCES

      Selected financial ratios at March 31 are compared in the following table and illustrate the substantial improvement in financial condition achieved during fiscal 1994.

- ---------------------------------------------------------------------------------------------------------------
                                                                            1994            1993           1992
- ---------------------------------------------------------------------------------------------------------------
Cash to long-term debt                                                    5,471%            114%            92%
Long-term debt to total capitalization                                      0.3%             15%            19%
Equity to total assets                                                       69%             65%            62%
================================================================================================================


      Fiscal 1994 operating activities generated a substantially higher level of cash than the corresponding amounts for fiscal 1993 and fiscal 1992. Marine operating margins primarily determine the overall level of net cash generated from operating activities. The following table compares operating margins for the Company's business segments.

                                                                                      (in thousands)
                                                                            1994          1993        1992
- ------------------------------------------------------------------------------------------------------------
Marine                                                                  $ 177,665       161,012      176,751
Compression                                                                25,133        25,816       25,372
- ------------------------------------------------------------------------------------------------------------
                                                                        $ 202,798       186,828      202,123
============================================================================================================

Operating margin is defined as revenues less operating expenses, excluding depreciation.


      Fluctuations in the level of Marine operating margins over the past three fiscal years were attributable primarily to increased levels of utilization and average day rates for the domestic-based vessel fleet from fiscal 1993 to fiscal 1994 and lower average day rates for the same vessel fleet from fiscal 1992 to fiscal 1993. Fiscal 1994 Compression operating margins were down slightly from fiscal 1993 due to an anticipated drop in sales of engineered products. For the past three fiscal years operating activities have generated cash in excess of the amount required to satisfy current obligations. Anticipated fiscal 1995 utilization levels and day/rental rates for the Marine vessel fleet and Compression rental equipment should maintain this condition.

      Investing activities for fiscal 1994 consumed a slightly greater amount of cash compared with fiscal 1993. The principal components that determine the level of cash used in investing activities are additions to properties and equipment and proceeds from asset sales. The following tables compare these two items by business segment for the years ended March 31:

                                                                                     (in thousands)
                                                                            1994          1993        1992
- -----------------------------------------------------------------------------------------------------------
Additions to Properties and Equipment:
- -------------------------------------
Marine:
- ------
   Additional equipment                                                  $ 11,761        27,055       3,800
   Modifications/additions to existing equipment                           18,936        17,518      24,460
   Other                                                                    1,697         1,530       2,124
- -----------------------------------------------------------------------------------------------------------
                                                                           32,394        46,103      30,384
- -----------------------------------------------------------------------------------------------------------
Compression:
- -----------
   Additional equipment                                                    15,976         3,579       6,687
   Modifications/additions to existing equipment                            3,729         1,177       1,368
   Other                                                                      840           869         335
- -----------------------------------------------------------------------------------------------------------
                                                                           20,545         5,625       8,390
General Corporate                                                             380           638         572
- -----------------------------------------------------------------------------------------------------------
                                                                         $ 53,319        52,366      39,346
===========================================================================================================

Proceeds from sales of assets:
- -----------------------------
   Marine equipment                                                      $  8,107         3,890       8,654
   Compression equipment                                                    3,376         4,215       2,036
- -----------------------------------------------------------------------------------------------------------
                                                                         $ 11,483         8,105      10,690
===========================================================================================================

      During fiscal 1994 the Marine segment added only 5 used vessels to the fleet consisting of 2 towing-supply vessels, a crewboat, an inland tug and an offshore barge whereas fiscal 1993 additions of 42 used vessels to the Marine fleet consisted of 10 towing-supply and supply vessels, 15 offshore tugs, 16 crew and utility vessels, and an offshore barge. Fiscal 1994 Compression additions consisted primarily of 191 gas compressors. Fiscal 1993 Compression additions included the purchase of several oil-free air compressors. Over the past several years expansion of the Marine vessel fleet and Compression rental fleet has come primarily from existing, excess industry supplies. Because current economic circumstances do not generate an adequate return on investment relative to the costs of new construction, major new construction of Marine vessels or Compression rental equipment is not anticipated during the next fiscal year.

      Financing activities conducted during fiscal 1994 required a much higher level of cash than was consumed for fiscal years 1993 and 1992. The increase is primarily the result of higher principal payments on long-term debt. During fiscal 1994 approximately $57.6 million of available cash was used to retire, prior to maturity, $51.1 million of notes bearing interest rates ranging from 9.17% to 10%. The remainder of the cash used to retire the notes was for associated prepayment penalties. Fiscal 1994 principal payments also include approximately $9.0 million for termination of capitalized lease obligations and the related purchase of five marine vessels. Fiscal 1993 cash used in financing activities includes approximately $38.0 million of long-term debt retired prior to maturity of which approximately $3.0 million was used to redeem, at par value plus accrued interest, the 7-3/4% convertible subordinated debentures. Fiscal 1992 cash used in financing activities includes the January 15, 1992 retirement of approximately $86.5 million of Zapata Gulf indebtedness using available cash and $70.0 million in proceeds from borrowings under credit agreements.

      On March 16, 1994 the Company called for redemption all of the approximately $47.2 million of 7% convertible subordinated debentures due 2010. Holders converted $1,113,000 of debentures into 44,520 shares of the Company's common stock at a conversion price of $25.00 per share. The remainder of the debentures were redeemed at 101.4% of par value plus accrued interest on April 18, 1994. An extraordinary charge to earnings of approximately $7.5 million (net of income taxes), or $.14 per common share, was recorded in the fourth quarter of fiscal 1994. The extraordinary charge consisted of $.6 million of prepayment premium and $11.0 million of unamortized original issue discount and deferred financing costs, less $4.1 million of income tax benefits.

      A $60.0 million revolving credit and term loan agreement was expanded to $130.0 million during fiscal 1994 in order to provide additional resources to finance future cash needs.

      Prior to fiscal 1993, dividend payments on common stock had been suspended since the first quarter of fiscal 1987. During fiscal 1993 dividends of $.075 per common share were declared and paid in each of the first three quarters and a $.10 per common share dividend was declared in the fourth quarter. Due to the timing of the meetings of the Board of Directors, three quarterly dividends were declared in fiscal 1994, each at $.10 per common share. Continued dividend payments are subject to declaration by the Board of Directors and are subject to limitation by the Company's revolving credit and term loan agreement.

      Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," prescribes the accounting for the estimated costs of benefits provided to former or inactive employees after employment but before retirement. Because of the very limited nature of postemployment benefits offered to employees by the Company, the impact of Statement No. 112 is not material with respect to financial condition or results of operations.

      In fiscal 1993 the Company adopted the methods of accounting for reinsuring of insurance contracts, for income taxes, and for postretirement benefits other than pensions prescribed by Statements of Financial Accounting Standards Nos. 113, 109, and 106, respectively. Adoption of Statement No. 113 resulted in the restatement of gross assets and gross liabilities for fiscal years prior to fiscal 1993. There was no cumulative effect of adopting Statement No. 109 and adoption of Statement No. 106 resulted in a cumulative charge to earnings, net of income taxes, of $6.6 million.

RESULTS OF OPERATIONS

Revenues, operating profits and certain other information by business segment and geographic distribution for the years ended March 31 are:

                                                                                   (in thousands)
                                                                            1994        1993         1992
- -----------------------------------------------------------------------------------------------------------
Revenues:
   Marine:
      United States                                                     $ 197,262      131,229      149,425
      Foreign (A)                                                         269,339      282,210      281,256
- -----------------------------------------------------------------------------------------------------------
                                                                          466,601      413,439      430,681
   Compression - United States                                             55,471       62,099       54,561
- -----------------------------------------------------------------------------------------------------------
                                                                        $ 522,072      475,538      485,242
===========================================================================================================
Operating profit:
   Marine:
      United States                                                        35,018          912        3,236
      Foreign (A)                                                          30,765       52,085       55,353
- -----------------------------------------------------------------------------------------------------------
                                                                           65,783       52,997       58,589
- -----------------------------------------------------------------------------------------------------------
   Compression - United States                                              6,895       10,177       10,380
   Equity in net earnings of unconsolidated companies                       2,686        2,525        2,225
   Other income                                                             1,034          367        4,374
   Other expense                                                             ---        (3,771)        ---
   Gain on settlement of litigation                                          ---          ---        14,160
   Merger expenses                                                           ---          ---       (22,014)
   General corporate expenses                                             (10,806)      (9,797)      (6,144)
   Interest expense                                                        (7,939)     (12,323)     (18,600)
- -----------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes                 $  57,653       40,175       42,970
===========================================================================================================
Identifiable assets:
   Marine:
      United States                                                       271,040      295,008      292,167
      Foreign (A)                                                         327,975      348,767      367,886
- -----------------------------------------------------------------------------------------------------------
                                                                          599,015      643,775      660,053
   Compression - United States                                             68,285       57,143       62,447
- -----------------------------------------------------------------------------------------------------------
            Total operating segments                                      667,300      700,918      722,500
   Investments in and advances to unconsolidated companies:
      Marine (A)                                                           21,843       23,103       23,712
      Other                                                                  ---         1,321        1,581
   Disposed businesses and discontinued segments                              284        2,258        9,691
   Corporate                                                              120,459      111,148      110,089
- -----------------------------------------------------------------------------------------------------------
                   Total                                                $ 809,886      838,748      867,573
===========================================================================================================
Depreciation:
   Marine                                                                  74,343       71,673       70,820
   Compression                                                              9,144        8,352        8,730
- -----------------------------------------------------------------------------------------------------------
            Total operating segments                                       83,487       80,025       79,550
   Corporate                                                                  165          292          286
- -----------------------------------------------------------------------------------------------------------
                   Total                                                $  83,652       80,317       79,836
===========================================================================================================

(A) Marine equipment operations are conducted worldwide with assets that are highly mobile. Revenues and identifiable assets attributable to these operations in any one country are not "significant" as that term is defined by Financial Accounting Standards No. 14. Further, most identifiable assets in each country are comprised of offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Equity in net assets of foreign subsidiaries is $192,038,000, $224,905,000, and $184,228,000 at March 31, 1994, 1993 and
      1992, respectively. Other foreign identifiable assets include accounts receivable and other balances denominated in foreign currencies aggregating approximately $7,295,000, $8,837,000, $10,104,000 at March
      31, 1994, 1993 and 1992, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.


      Fiscal 1994 consolidated revenues and earnings from continuing operations before income taxes rose 9.7% and 43.5%, respectively, above the corresponding amounts for the prior fiscal year primarily because of higher utilization and substantially higher average vessel day rates for the domestic-based vessel fleet. Fiscal 1994 revenues and operating profits for the foreign- based vessel fleet reflect weaker demand in certain foreign markets resulting from uncertainties associated with the future supply and price of oil. Fiscal 1994 foreign operating profits also include a higher level of repair and maintenance costs resulting from the timing of vessel drydockings. Lower fiscal 1994 Compression revenues and operating profits compared with the corresponding amounts for the prior fiscal year are primarily the result of a lower level of engineered product sales. Fiscal 1994 Marine and Compression operating profits also include approximately $.3 million and $1.0 million, respectively, of severance costs associated with the early retirement of several employees.

      Fiscal 1993 consolidated revenues fell 2% below the fiscal 1992 amount primarily because the market for energy-related services in fiscal 1993 was not as strong as in fiscal 1992. Increased domestic offshore activity in the third and fourth quarters of fiscal 1993 resulted from renewed interest in offshore drilling and exploration for natural gas in the U.S. Gulf of Mexico. Foreign offshore activity was fairly stable throughout fiscal 1993 although certain foreign markets experienced slight reductions. Fiscal 1993 earnings from continuing operations before income taxes fell below the prior year's amount principally due to lower demand for offshore marine services discussed above, significantly higher vessel insurance costs and a continued high level of repair and maintenance expense. General corporate expenses for fiscal 1993 were higher than in fiscal 1992 principally due to charges related to a new incentive plan, compensation expense associated with the restricted stock plan and additional costs from expanded legal, personnel and safety programs.
Fiscal 1993 other income dropped significantly below the fiscal 1992 amount primarily as a result of considerably lower interest income, reflective of lower interest rates, and provisions booked relating to potential losses from the financial instability of certain reinsurance companies. Considerably lower fiscal 1993 interest expense compared with fiscal 1992 resulted from scheduled repayments and significant prepayments of long-term debt in fiscal 1993 and fiscal 1992.

      Fiscal 1993 non-recurring charges totaling $3.8 million relate to an amendment of an employment and consulting agreement with the Company's chairman of the board, president and chief executive officer. For its benefit, the Company elected to amend the agreement in view of the possible changes to tax laws then under consideration by the Clinton administration and Congress. The amendment accelerated the vesting of all outstanding shares of restricted stock such that these shares became fully vested and freely transferable immediately. The original terms of the restricted stock shares included restrictions during the employment term of the agreement. Due to the acceleration of the vesting of the restricted stock shares on March 31, 1993, the remaining deferred compensation associated with the restricted stock of $2,850,000 was charged to other expense in the Consolidated Statements of Earnings in fiscal 1993.

      The amendment also provided for an immediate lump-sum distribution of the present value of benefits under the Company's supplemental retirement plan, including the additional benefits that would have accrued assuming he remained employed by the Company through September 24, 1994. The lump sum distribution amounted to $2,212,000 and included $921,000 for unaccrued benefits which was charged to other expense in the Consolidated Statements of Earnings in fiscal 1993.

      Fiscal 1992 consolidated revenues grew 6% over the preceding fiscal year. Earnings before income taxes for fiscal 1992 were below the preceding fiscal year's level due primarily to significant merger expenses and additional Marine operating costs, offset partially by a gain on settlement of litigation. The additional Marine operating costs consisted of a $5 million loss provision established to recognize estimated underinsured losses related to a Zapata Gulf insurance program which existed prior to fiscal 1992. Repair and maintenance costs were also higher in fiscal 1992 due to the scheduling of drydockings on certain vessels. Certain other vessels had their maintenance schedules accelerated to prepare them for new contracts.

      Consolidated general and administrative expenses for the years ended March 31 consist of the following components:

                                                                                   (in thousands)
                                                                          1994          1993         1992
- -------------------------------------------------------------------------------------------------------------
Type:
- ----
   Personnel                                                            $  37,518       36,058       36,365
   Office and property                                                     10,363        9,947       10,499
   Sales and marketing                                                      4,190        4,254        4,932
   Professional services                                                    4,580        3,741        4,085
   Taxes other than income taxes                                            2,392        1,926        2,147
   Insurance                                                                1,750        1,197        1,003
   Other                                                                    2,303        1,356        2,140
- -------------------------------------------------------------------------------------------------------------
                                                                        $  63,096       58,479       61,171
=============================================================================================================

      General and administrative expenses in fiscal 1994 were approximately 7.9% higher than the preceding fiscal year due primarily to higher personnel costs, higher professional service costs, and higher insurance costs. Fiscal 1994 personnel costs include approximately $700,000 of severance payments to former Zapata Gulf employees in Nigeria and payments to settle former Zapata Gulf employee union claims in Nigeria. The remainder of the increase over fiscal 1993 is principally the result of higher incentive plan expenses. Fiscal 1994 professional service costs include approximately $600,000 of expenses associated with two secondary stock offerings. Higher fiscal 1994 insurance costs are primarily the result of higher premiums for worker's compensation and certain other liability coverages.

      General and administrative expenses for fiscal 1993 fell 4.4% below the preceding year's amount due principally to savings resulting from the consolidation of worldwide marine operations following the fiscal 1992 merger with Zapata Gulf. Additions to the Company's legal and personnel staffs and new expanded safety programs during fiscal 1993 partially offset the merger savings.

MARINE SEGMENT

      The Marine segment provides a diverse range of services and equipment to the offshore oil and gas industry. Because operating costs and depreciation do not change proportionally with changes in revenues, the amount of operating profit for the Marine segment is primarily determined by vessel fleet utilization and day rates.

      Marine segment revenues for the years ended March 31 consist of the following:

                                                                                   (in thousands)
                                                                            1994        1993         1992
- -----------------------------------------------------------------------------------------------------------
Owned or chartered vessels:
   Domestic                                                           $   178,726      132,496      139,098
   Foreign                                                                269,169      281,983      279,872
- -----------------------------------------------------------------------------------------------------------
                                                                          447,895      414,479      418,970
Brokered vessels                                                           10,083        7,081       11,905
Shipyard sales                                                              8,623        3,014       10,206
Intercompany eliminations (A)                                                ---       (11,135)     (10,400)
- -----------------------------------------------------------------------------------------------------------
                                                                      $   466,601      413,439      430,681
===========================================================================================================

(A) Revenues earned from the charter of equipment to the discontinued Container Shipping segment.

      Marine fleet utilization is affected primarily by market conditions. It is also influenced to a lesser degree by drydockings to satisfy safety and inspection requirements. Marine vessels must undergo periodic inspections to remain properly classified and certified. These inspections, whenever possible, are done during seasonally slow periods to minimize the impact on vessel operations and are only done if the vessel is considered to have continuing economic viability. The following table compares day- based Marine fleet utilization percentages by vessel class and in total for the years ended March 31:

                                                                            1994        1993         1992
- -----------------------------------------------------------------------------------------------------------
UTILIZATION:
- -----------
   Domestic-based fleet:
   --------------------
      Towing Supply/Supply                                                  90.2%        83.8%        85.2%
      Crew/Utility                                                          92.0%        88.3%        83.4%
      Offshore tugs                                                         64.4%        69.3%        66.1%
      Other                                                                 67.4%        69.8%        75.5%
      Total                                                                 82.2%        79.6%        79.1%

   Foreign-based fleet:
   -------------------
      Towing Supply/Supply                                                  77.7%        82.9%        87.9%
      Crew/Utility                                                          72.6%        81.9%        86.8%
      Offshore Tugs                                                         78.7%        80.3%        78.9%
      Other                                                                 72.2%        86.9%        85.3%
      Total                                                                 76.2%        83.2%        86.3%

   Worldwide fleet:
   ---------------
      Towing Supply/Supply                                                  81.6%        83.1%        87.1%
      Crew/Utility                                                          82.5%        85.2%        85.5%
      Offshore Tugs                                                         71.6%        74.5%        72.5%
      Other                                                                 71.0%        82.1%        81.3%
      Total                                                                 78.4%        81.9%        83.6%
===========================================================================================================

The domestic fleet is comprised of vessels operating in U.S. waters while the foreign fleet is comprised of vessels operating outside U.S. waters.


      Marine vessel utilization for all periods presented reflects demand trends for offshore marine services. Higher fiscal 1994 utilization compared with fiscal 1993 and slightly higher fiscal 1993 utilization compared with fiscal 1992 of the domestic-based vessel fleet reflects increasing demand for offshore marine services in the U.S. Gulf of Mexico. Higher demand resulted from increased natural gas exploration and drilling activity which began late in the third quarter and continued through the fourth quarter of fiscal 1993 and throughout most of fiscal 1994. Towards the end of the fourth quarter of fiscal 1994, the normal seasonal slowdown of offshore activity caused a slight drop in utilization. However, utilization of the domestic-based vessel fleet should rebound in fiscal 1995 if the anticipated resumption of offshore activity occurs. Fiscal 1994 utilization of the foreign- based vessel fleet below the fiscal 1993 level results primarily from softening demand for offshore marine services in certain foreign markets, principally the West African market. Lower utilization of the foreign-based vessel fleet in fiscal 1993 compared with fiscal 1992 resulted from a combination of a higher level of vessel drydockings and decreases in demand for offshore marine services in certain foreign areas.

      Marine vessel day rates are primarily determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table provides a comparison of average day rates by vessel class and in total for the years ended March 31:

                                                                            1994        1993         1992
- -----------------------------------------------------------------------------------------------------------
AVERAGE VESSEL DAY RATES:
- ------------------------
   Domestic-based fleet:
   --------------------
      Towing Supply/Supply                                                $  3,551       2,696        3,082
      Crew/Utility                                                           1,230       1,121        1,004
      Offshore tugs                                                          4,259       3,850        4,342
      Other                                                                  1,826       1,598          906
      Total                                                               $  2,934       2,412        2,507

   Foreign-based fleet:
   -------------------
      Towing Supply/Supply                                                $  3,660       3,592        3,461
      Crew/Utility                                                           1,727       1,610        1,549
      Offshore Tugs                                                          2,923       2,906        2,298
      Other                                                                    567         572          853
      Total                                                               $  2,793       2,701        2,618

   Worldwide fleet:
   ---------------
      Towing Supply/Supply                                                $  3,622       3,339        3,350
      Crew/Utility                                                           1,445       1,349        1,341
      Offshore Tugs                                                          3,516       3,365        3,230
      Other                                                                    875         816          873
      Total                                                               $  2,848       2,601        2,580
===========================================================================================================

The domestic fleet is comprised of vessels operating in U.S. waters while the foreign fleet is comprised of vessels operating outside U.S. waters.


      In fiscal 1994 a higher average day rate for a larger domestic-based vessel fleet was the principal factor contributing to the growth in Marine revenues and operating profits. During fiscal 1994 average day rates for the domestic-based vessel fleet rose steadily in contrast to fiscal 1993 when average day rates for a smaller vessel fleet declined. The average day rate for the foreign-based vessel fleet for fiscal 1994, although higher than the fiscal 1993 average day rate, did not significantly change compared with the ending fiscal 1993 level. The fiscal 1994 increase in the average day rate for the foreign-based vessel fleet is primarily a result of a favorable shift in the mix of vessels working in certain foreign locations.

      As the global supply of Marine service vessels continues to decline, prospects for higher average vessel day rates should improve. However, given the volatile nature of demand for offshore marine services any sustained improvement in vessel day rates is not assured.

      The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 1994 vessel count:

                                                                      Actual
                                                                      vessel           Average number of
                                                                     count at         vessels during year
                                                                    March 31,           ended March 31,
- ----------------------------------------------------------------------------------------------------------------
                                                                       1994       1994        1993         1992
- ----------------------------------------------------------------------------------------------------------------
Domestic-based fleet:
- --------------------
   Towing Supply/Supply                                                  98         88          78           83
   Crew/Utility                                                          48         47          42           27
   Offshore Tugs                                                         46         47          44           38
   Other                                                                 13         21          25           44
- ----------------------------------------------------------------------------------------------------------------
   Total                                                                205        203         189          192
- ----------------------------------------------------------------------------------------------------------------
Foreign-based fleet:
- -------------------
   Towing Supply/Supply                                                 174        191         200          196
   Crew/Utility                                                          41         45          40           42
   Offshore Tugs                                                         50         49          40           38
   Other                                                                 61         61          64           64
- ----------------------------------------------------------------------------------------------------------------
   Total                                                                326        346         344          340
- ----------------------------------------------------------------------------------------------------------------
   Owned or chartered vessels included in marine revenues               531        549         533          532
   Vessels withdrawn from active service                                 20         15          13           12
   Joint venture owned vessels                                           43         43          43           43
- ----------------------------------------------------------------------------------------------------------------
     Total                                                              594        607         589          587
================================================================================================================
Worldwide fleet:
- ---------------
   Towing Supply/Supply                                                 311        313         308          307
   Crew/Utility                                                          96         99          92           92
   Offshore Tugs                                                         98         98          87           89
   Other                                                                 89         97         102           99
- ----------------------------------------------------------------------------------------------------------------
       Total                                                            594        607         589          587
================================================================================================================



      Near the end of fiscal 1994 several vessels were withdrawn from active service because of their age and anticipated high repair and maintenance costs. Additional vessels in the Marine fleet may be withdrawn in the future as they become uneconomical to operate.

      Oil and gas industry analysts predict that future spending for offshore exploration, development and production of natural gas in the U.S. Gulf of Mexico should continue to favorably affect demand for offshore marine services. Anticipated expenditures for offshore exploration, development and production activity in foreign markets is expected to continue declining for the first half of fiscal 1995 and then rebound to a level slightly below the current level of activity. Subject to certain regulatory restrictions, the Marine segment is able to relocate vessels to markets which offer better opportunities. If future offshore activity in the U.S. Gulf of Mexico exceeds current forecasts, the Marine segment is well positioned to capitalize on any additional opportunities because it owns the majority of the vessels within the industry which are able to return to the U.S. Gulf of Mexico.

      The following table compares major components of Marine operating costs and compares selected statistics for owned and chartered vessels:

                                                                                   (in thousands)
                                                                            1994        1993         1992
- -----------------------------------------------------------------------------------------------------------
Crew costs                                                            $   135,374      122,244      119,871
Repair and maintenance                                                     68,625       63,440       69,817
Vessel insurance                                                           24,918       24,969       18,897
Fuel, lube and supplies                                                    22,296       20,631       18,846
Charter fees, mobilization/demobilization                                   8,113        8,835       11,115
Other                                                                      12,094       14,910        7,365
- -----------------------------------------------------------------------------------------------------------
   Total operating costs of owned and chartered vessels                   271,420      255,029      245,911
Brokered vessels' costs                                                     9,274        6,248       10,810
Shipyard costs                                                              8,242        2,116        7,609
Intercompany eliminations (A)                                                ---       (10,966)     (10,400)
- -----------------------------------------------------------------------------------------------------------
                                                                      $   288,936      252,427      253,930
===========================================================================================================

For owned and chartered vessels:
- -------------------------------
   Overall percentage increase in operating costs                            6.4%         3.7%        18.8%
===========================================================================================================

   Operating costs as a percentage of related revenues                      60.6%        61.5%        58.7%
===========================================================================================================

(A) Costs incurred from the charter of equipment to the discontinued Container Shipping segment.


      Changes in fleet size and utilization are the principal factors which cause fluctuations in the amount of crew costs. Higher fiscal 1994 crew costs compared with fiscal 1993 is principally the result of the higher activity level of the domestic-based vessel fleet, which generally has higher crewing costs than the foreign-based vessel fleet, and the addition of 19 vessels purchased on March 15, 1993. Higher activity for the domestic-based vessel fleet during the third and fourth quarters of fiscal 1993 is primarily responsible for the growth in fiscal 1993 crew costs above the fiscal 1992 level. The absence of significant new vessel construction within the energy services industry over the past 10 to 12 years has caused the average age of the Company's Marine vessel fleet to rise. Currently the average age of the Company's Marine vessel fleet is approximately 15 years. The increase in average age of the fleet combined with normal inflationary effects has, in turn, resulted in higher levels of repair and maintenance costs. Though primarily dictated by regulatory agencies, the scheduling of vessel drydockings affects the amount of repair and maintenance expense in any year. Vessel drydockings, whenever possible, are also done to minimize any impact on vessel revenues. Higher fiscal 1994 and fiscal 1993 insurance costs compared with the respective prior period are partially the result of a much tougher insurance market which is unwilling to provide past levels of coverage at the same rates enjoyed in prior periods. In an effort to control future insurance costs, new and expanded vessel safety programs were added in fiscal 1993. These programs, while designed to maximize vessel safety and, in turn, control future insurance costs, cannot totally prevent future cost increases. Fiscal 1993 vessel insurance costs also include a $2.0 million provision to record estimated underinsured marine losses related to Zapata Gulf insurance programs. Lower mobilization costs were incurred in fiscal 1993 compared to fiscal 1992 as approximately the same number of vessels were moved, but over shorter distances. Other vessel costs for fiscal 1993 include approximately $2 million of write-offs which resulted from a comprehensive review of marine inventories and a significantly higher amount of broker commissions.

      Gains on asset sales contributed $3.3 million, $2.9 million and $1.7 million for the fiscal years ended March 31, 1994, 1993 and 1992, respectively. Operating margins from brokered vessel and shipyard activities generally contribute nominally to Marine operating profits.

COMPRESSION SEGMENT

      The Compression segment provides natural gas and air compression services and equipment for a variety of applications primarily in the oil and gas and petrochemical industries. It also designs, fabricates and installs engineered compressor systems. Compression segment operating profit is significantly affected by the mix of sales and rental revenues. Gross profit on sales are generally less than operating margins for rental revenues.

      Compression segment revenues are compared in the following table on a dollar basis and as a percentage of total Compression revenues for the years ended March 31:

                                                                                   (in thousands)
                                                                            1994          1993        1992
- -----------------------------------------------------------------------------------------------------------
Rentals:
   Gas compressors                                                      $  30,868       26,653       29,465
   Air compressors                                                          4,115        4,947        4,336
- -----------------------------------------------------------------------------------------------------------
      Total rental revenues                                                34,983       31,600       33,801
Equipment and parts sales                                                  18,385       28,662       18,955
Repair and service                                                          2,103        1,837        1,805
- -----------------------------------------------------------------------------------------------------------
                                                                        $  55,471       62,099       54,561
===========================================================================================================
As a percentage of total Compression revenues:
   Rental revenues                                                            63%          51%          62%
   Equipment and parts sales                                                  33%          46%          35%
   Repair and service                                                          4%           3%           3%
- -----------------------------------------------------------------------------------------------------------
                                                                             100%         100%         100%
===========================================================================================================


      Gas compressor utilization is affected primarily by oil and natural gas storage levels and by the number and age of producing oil and gas wells which, in turn, are dependent upon the price level of oil and natural gas. Air compressor utilization is heavily dependent upon short-term customer needs. Suitability, availability and rental rates for equipment are also major factors which affect utilization of both gas and air compression equipment. Gas compressor rentals are generally for a longer term than are air compressor rentals. The following table compares utilization, average rental rates and average fleet size for gas and air compressors for the years ended March 31:

                                                                                   (in thousands)
                                                                          1994          1993         1992
- -----------------------------------------------------------------------------------------------------------
Gas Compressors (Horsepower based statistics):
Utilization                                                                   86%          78%          84%
Average monthly rental rate                                             $   16.74        16.49        17.04
Average fleet size                                                        179,725      172,711      171,494
===========================================================================================================

Air Compressors (Cubic feet per minute based statistics):
Utilization                                                                   34%          40%          37%
Average daily rental rate                                               $     .21          .22          .21
Average fleet size                                                        157,500      154,000      156,000
===========================================================================================================


      Higher fiscal 1994 gas compressor utilization and higher average monthly rental rates are a direct result of greater demand for natural gas compressor services as a result of higher U.S. natural gas prices. Fiscal 1994 gas compressor rental revenues also rose as a result of a larger compression fleet. Fiscal 1993 gas compressor utilization and rental rates decreased below prior year levels primarily because weak U.S. natural gas prices depressed demand for natural gas compression services.

      Fiscal 1994 air compression utilization and average daily rental rates fell below prior year levels due to weakened demand for air compression services. During fiscal 1994 the air compression market has generally suffered from stagnant demand and any significant near-term improvement is not anticipated.

      Fluctuations in the level of revenues generated from equipment and parts sales over the past three fiscal years are primarily the result of changes in the sales volume of engineered products.

      Operating costs of the Compression segment consist of the following:

                                                                                     (in thousands)
                                                                            1994          1993        1992
- -----------------------------------------------------------------------------------------------------------
Field operating expenses:
   Wages and benefits                                                   $   6,209        5,672        5,851
   Repairs and maintenance                                                  6,043        5,833        5,431
   Other                                                                    3,109        2,635        3,499
- -----------------------------------------------------------------------------------------------------------
                                                                           15,361       14,140       14,781
Costs of sales                                                             14,977       22,143       14,408
- -----------------------------------------------------------------------------------------------------------
                                                                        $  30,338       36,283       29,189
===========================================================================================================

Field operating costs as a percentage of
   rental and repair and service revenues                                     41%          42%          42%
===========================================================================================================

Costs of sales as a percentage of
   related revenues                                                           81%          77%          76%
===========================================================================================================


Field operating expenses relate to gas and air compressor rental operations. Field operating expenses are generally consistent from period-to-period and usually vary in the short-term due to fluctuations in the level of repairs and maintenance expense. Long-term growth in field operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems. Increases in costs of sales as a percentage of the related revenues over the past three years is primarily the result of reduced demand and, in turn, more competitive pricing.

      Gain on sales of equipment over the past three years contributed $1.3 million, $1.4 million, and $.8 million for the fiscal years ended March 31, 1994, 1993 and 1992, respectively.

CURRENCY FLUCTUATIONS AND INFLATION

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

ENVIRONMENTAL MATTERS

      During the ordinary course of business the Company's operations are subject to a wide variety of environmental laws and regulations. The Company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. The Company is currently involved in litigation with the Environmental Protection Agency (EPA) concerning the disposal of oilfield wastes.

      In 1983, the EPA notified two subsidiaries of the Company that they were among 53 potentially responsible parties (PRP's) for cleanup costs at the Western Sand and Gravel site in Rhode Island.

      In 1989, the EPA notified another subsidiary of the Company that it was a PRP for cleanup costs at a National Priorities List site. EPA later nominated the subsidiary a de minimis participant for this site.

      In the opinion of management, the ultimate liability with respect to these matters will not have a material adverse effect on the Company's financial position.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is included in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

    The Company's Restated Certificate of Incorporation and Bylaws (i) provide that the number of directors shall not be less than five nor more than ten as may be fixed by the Board of Directors, and (ii) classify the Board of Directors into three classes, as nearly equal in number as possible, with each class serving for a three year term. There are currently eight directors. The term of office of one class of directors expires each year in rotation so that one class is elected at each annual meeting for a full three-year term.
Because of the resignation of two directors, both of whom had terms expiring in 1995, thereby reducing the size of the Board from 10 directors to eight, the Board of Directors expects that the eight remaining directors will be reallocated among the classes in advance of the next annual meeting of stockholders. As of May 2, 1994, the directors of the Company were as follows:

                                                                                   Term
             Name                                                      Age       Expiring
             ----                                                      ---       --------
      Robert H. Boh   . . . . . . . . . . . . . . . . . . . . . . . .   63        1996
      Donald T. Bollinger   . . . . . . . . . . . . . . . . . . . . .   44        1996
      Arthur R. Carlson   . . . . . . . . . . . . . . . . . . . . . .   53        1994
      Hugh J. Kelly   . . . . . . . . . . . . . . . . . . . . . . . .   69        1996
      John P. Laborde   . . . . . . . . . . . . . . . . . . . . . . .   70        1994
      Paul W. Murrill   . . . . . . . . . . . . . . . . . . . . . . .   59        1994
      Lester Pollack  . . . . . . . . . . . . . . . . . . . . . . . .   60        1995
      J. Hugh Roff, Jr.   . . . . . . . . . . . . . . . . . . . . . .   62        1994


      Robert H. Boh has been the President and Chief Executive Officer of Boh Bros. Construction Co., Inc. since 1967. He is Chairman of Hibernia Corporation and Hibernia National Bank. He has been a director of the Company since 1978.

      Donald T. Bollinger has been Chairman of Bollinger Machine Shop & Shipyard, Inc. since 1989 and its Chief Executive Officer since 1985. He is a director of Premier Bancorp, Inc. and Premier Bank N.A. - South Louisiana. He has been a director of the Company since 1990.

      Arthur R. Carlson has been a Managing Director of The Trust Company of the West since March 1982. He has been a director of the Company since 1982.

      Hugh J. Kelly has been an oil and gas consultant since 1989. He was Chief Executive Officer of Ocean Drilling and Exploration Company from 1977 to 1989. He is Vice Chairman of Hibernia Corporation and a director of Chieftan International, Inc. (oil and gas producer) and Central Louisiana Electric Co. (utility). He has been a director of the Company since 1990.

      John P. Laborde is Chairman of the Board, President, and Chief Executive Officer of the Company. He is a director of Hibernia Corporation, Hibernia National Bank, American Bankers Insurance Group, Stolt Comex Seaway S.A., Stone Energy Corporation, and American Bureau of Shipping. He has been a director of the Company since 1956.

      Paul W. Murrill, professional engineer, served as Special Advisor to the Chairman of Gulf States Utilities Co. from 1987 to 1989, its Chairman of the Board from 1982 to 1987, and its Chief Executive Officer from 1982 to 1986. He is a director of Entergy Corporation, Howell Corporation, Pavilion Technologies, Inc., Piccadilly Cafeterias, Inc., ZYGO Corp., First Mississippi Corporation (chemicals and fertilizer) and FirstMiss Gold Inc. (gold mining). He has been a director of the Company since 1981.

      Lester Pollack has been Senior Managing Director of Corporate Advisors, L.P. since 1988, a general partner of Lazard Freres & Co. and Chief Executive Officer of Centre Partners, L.P. (an investment partnership affiliated with Lazard) since 1986. Mr. Pollack also serves as a director of Continental Cablevision, Inc, Kaufman & Broad Home Corporation, Loews Corporation, Parlex Corp., Polaroid Corporation, and SunAmerica, Inc. He became a director of the Company in January 1992.

      J. Hugh Roff, Jr. has been Chairman of the Board of PetroUnited Terminals, Inc. since November 1986. He is a director of Texas Commerce Bancshares, Inc. He has been a director of the Company since 1986.

EXECUTIVE OFFICERS

      Information with respect to the Company's executive officers is contained in Item 4A of this report.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

      The following table summarizes, for each of the three fiscal years ended March 31, 1992, 1993 and 1994, the compensation of the Company's Chief Executive Officer and each of the next four most highly compensated executive officers of the Company in all capacities in which they served:

                           SUMMARY COMPENSATION TABLE


                                    Annual Compensation                   Long Term Compensation
===========================================================================================================
                                                                 Restricted      No. of           All
  Name and              Fiscal                                      Stock        Options         Other
  Principal Position     Year    Salary      Bonus     Other     Awards (1)      Awarded      Compensation
- -----------------------------------------------------------------------------------------------------------
  John P. Laborde,      1994     $600,000   $450,000                  -0-            -0-   $   20,976
  Chairman of the       1993      560,000    275,000           $3,800,000 (2)        -0-    2,231,260 (3)(4)
  Board, President,     1992      440,000    300,000                  -0-            -0-       15,519 (4)
  and Chief
  Executive Officer
- -----------------------------------------------------------------------------------------------------------
  Richard M.            1994     $232,500   $140,000              $43,607 (5)     20,000      $9,951
  Currence              1993      218,750     90,000                  -0-         30,000       9,538 (4)
  Executive Vice        1992      200,000    100,000                  -0-            -0-       8,319 (4)
  President
- -----------------------------------------------------------------------------------------------------------
  Ken C. Tamblyn        1994     $222,500   $135,000              $43,607 (5)     20,000      $9,649
  Executive Vice        1993      205,000     80,000                  -0-         29,600       9,126 (4)
  President and         1992      175,000     90,000                  -0-            -0-       7,569 (4)
  Chief Financial
  Officer
- -----------------------------------------------------------------------------------------------------------
  Cliffe F. Laborde (6) 1994     $186,250    $90,000              $32,715 (5)     15,000      $8,563
  Senior Vice           1993      175,000     50,000                  -0-         13,600       2,976 (4)
  President and Co-     1992       32,532          0                  -0-         20,000         387 (4)
  General Counsel
- -----------------------------------------------------------------------------------------------------------
  Victor I. Koock       1994     $143,000    $50,000              $21,803 (5)     10,000      $7,266
  Senior Vice           1993      133,750     40,000                  -0-          8,000       6,639 (4)
  President,            1992      115,000     50,000                  -0-            -0-       5,852 (4)
  Secretary and Co-
  General Counsel
===========================================================================================================

(1) Reflects the number of shares of restricted stock awarded multiplied by the closing market price of the Company's common stock on the date of grant.

(2)   These Restricted Shares vested on March 31, 1993.

(3) Includes $2,212,321 in an accelerated lump sum payment of benefits under the Company's Supplemental Executive Retirement Plan.


(4) Consists of amounts contributed by the Company on behalf of the named executive officer pursuant to the Company's Savings Plan and Supplemental Savings Plan and health care premiums paid by the Company under the Tidewater Executive Medical Plan. See following table.

- ---------------------------------------------------------------------------------------------------------
                                      AMOUNTS CONTRIBUTED BY THE COMPANY
                            PURSUANT TO SAVINGS PLAN AND SUPPLEMENTAL SAVINGS PLAN
                                 AND HEALTH CARE PREMIUMS PAID BY THE COMPANY
                                    UNDER TIDEWATER EXECUTIVE MEDICAL PLAN

                                                                    Contributions          Premiums Paid
                                                                        Under             Under Executive
                                                  Year              Savings Plans           Medical Plan
                                                  ----              -------------           ------------
John P. Laborde . . . . . . . . . . . . .      1993-1994               $18,000                 $2,976
                                               1992-1993                16,053                  2,976
                                               1991-1992                13,200                  2,319


Richard M. Currence . . . . . . . . . . .      1993-1994                 6,975                  2,976
                                               1992-1993                 6,562                  2,976
                                               1991-1992                 6,000                  2,319

Ken C. Tamblyn  . . . . . . . . . . . . .      1993-1994                 6,673                  2,976
                                               1992-1993                 6,150                  2,976
                                               1991-1992                 5,250                  2,319

Cliffe F. Laborde . . . . . . . . . . . .      1993-1994                 5,587                  2,976
                                               1992-1993                     0                  2,976
                                               1991-1992                     0                    387

Victor I. Koock . . . . . . . . . . . . .      1993-1994                 4,290                  2,976
                                               1992-1993                 3,663                  2,976
                                               1991-1992                 3,533                  2,319
- ---------------------------------------------------------------------------------------------------------

(5) Reflects the value of shares of restricted stock (the "Restricted Shares") that the executive officer has the right to receive upon the exercise of related stock options. Once issued, the Restricted
      Shares will be restricted for the period of five years and will be forfeited if, except under certain permitted circumstances, the executive officer sells the related option shares or ceases to perform substantial services for the Company and competes with the Company. Once the Restricted Shares are issued, the holders of the Restricted Shares will be entitled to receive any dividends paid to the holders of common stock of the Company.

(6)   Cliffe F. Laborde joined the Company in January 1992.

STOCK OPTIONS

      The following table contains certain information concerning the grant of stock options to the named executive officers during the fiscal year ended March 31, 1994:

- -----------------------------------------------------------------------------------------------------------
                            OPTION GRANTS IN FISCAL YEAR ENDED MARCH 31, 1994
                                           INDIVIDUAL GRANTS

                                                                                      Potential Realizable
                                         % of Total                                     Value at Assumed
                                          Options                                        Annual Rates of
                          Number         Granted to                                 Stock Price Appreciation
                            of           Employees                                      for Option Term
                          Options         in Last      Exercise     Expiration          -------------------
      Name               Granted(1)     Fiscal Year      Price         Date             5%            10%
- -----------------------------------------------------------------------------------------------------------
John P. Laborde              -0-              0%         ---            ---             ---           ---

Richard M. Currence       20,000           10.5%       $19.625        09/17/03       $246,841      $625,544

Ken C. Tamblyn            20,000           10.5%       $19.625        09/17/03       $246,841      $625,544

Cliffe F. Laborde         15,000            7.9%       $19.625        09/17/03       $185,131      $469,158

Victor I. Koock           10,000            5.3%       $19.625        09/17/03       $123,421      $312,772
- -----------------------------------------------------------------------------------------------------------

(1) These options become fully exercisable within three years after the date of grant. Exercisability is accelerated upon a change of control.

OPTION EXERCISES AND HOLDINGS

      The following table sets forth certain information concerning the exercise of options during the fiscal year ended March 31, 1994 and unexercised options held on March 31, 1994:


- -------------------------------------------------------------------------------------------------------------
                       AGGREGATED OPTION EXCERCISES IN FISCAL YEAR ENDED MARCH 31, 1994
                                   AND OPTION VALUES AS OF MARCH 31, 1994

                                                              Number of               Value of Unexercised
                                                             Unexercised                  In-the-Money
                        Number of                             Options at                   Options at
                          Shares                            March 31, 1994               March 31, 1994 (2)
                         Acquired        Value             ----------------------       ---------------------
      Name             on Exercise    Realized(1)    Exercisable    Unexercisable  Exercisable  Unexercisable
- -------------------------------------------------------------------------------------------------------------
John P. Laborde           7,547      $66,036.25         25,786             -0-       $161,163           -0-

Richard M. Currence         -0-             -0-         43,875          48,750       $289,484      $153,719

Ken C. Tamblyn            2,500      $40,937.50         37,866          45,234       $244,756      $105,107

Cliffe F. Laborde           -0-             -0-         11,200          30,734        $54,269       $59,370

Victor I. Koock           3,585      $55,149.37         22,291          18,459       $165,468       $52,845
- -------------------------------------------------------------------------------------------------------------

(1) Reflects the difference between the closing sale price of the Company's common stock on the exercise date and the exercise price of the options.

(2) Reflects the difference between the closing sale price of the Company's common stock on March 31, 1994 and the exercise price of the options.


PENSION PLANS

      Defined Benefit Pension Plan. The Company and its participating subsidiaries sponsor a defined benefit pension plan ("Pension Plan") covering eligible employees. Upon normal retirement at age 65, the Pension Plan provides a monthly benefit equal to the sum of (i) 1.5% of five-year final average earnings above Social Security covered compensation times years of credited service to a maximum of 35, plus (ii) 0.85% of five-year final average earnings of Social Security covered compensation times years of credited service to a maximum of 35, plus (iii) 1% of five-year final average earnings times credited service in excess of 35 years.

      Early retirement benefits are available upon attainment of age 55 and completion of 10 years of credited service and are payable on a reduced basis. There is no reduction for benefits payable at age 62 or later. For employees retiring between age 55 and 62, the reduction is 5% per year for each year prior to age 62. A retiring employee may select a life annuity or one of several optional forms of settlement.

      Employees completing five years of credited service are 100% vested in their pension benefits. Messrs. John Laborde, Currence, Tamblyn, Cliffe Laborde, and Koock have 38, 9, 8, 2, and 26 years of credited service, respectively, under the Company's Pension Plan.

      Supplemental Executive Retirement Plan. Under federal law, an employee's benefits under a qualified pension plan are limited to certain maximum amounts. The Company has adopted a supplemental executive retirement plan ("SERP") to supplement the benefits received by the Company's officers participating in the Pension Plan. The supplemental benefits consist of an amount equal to the excess of the participant's benefits calculated under the Pension Plan over the maximum benefit permitted by law. The SERP also gives credit for prior service by the SERP participants without regard to any break in service. As a consequence, under the SERP Mr. Currence was given credit for prior service without regard to his break in service. The SERP also provides that upon normal retirement at age 65 officers shall receive a monthly benefit equal to the sum of (i) 2.0% of five-year final average earnings above Social Security covered compensation times years of credited service to a maximum of 35 years, plus (ii) 1.35% of five-year final average earnings below Social Security covered compensation times years of credited service to a maximum of 35 years.

      The following table sets forth estimated aggregate combined annual benefits payable in the form of a straight life annuity under the Pension Plan and the SERP upon retirement to persons in the remuneration and years-of-service classifications specified. Benefits are not subject to any deduction for Social Security or other offset amounts.

- -----------------------------------------------------------------------------------------------------------
                                            PENSION PLANS TABLE

        Five-Year
      Final Average
        Earnings                                 Years of Credited Service at Retirement
     --------------                              ---------------------------------------

                                15                20               25                30                35
                                --                --               --                --                --
          $150,000          $42,630           $56,839           $71,049          $ 85,259          $ 99,469
          $175,000           50,130            66,839            83,549           100,259           116,969
          $200,000           57,630            76,839            96,049           115,259           134,469
          $225,000           65,130            86,839           108,549           130,259           151,969
          $250,000           72,630            96,839           121,049           145,259           169,469
          $300,000           87,630           116,839           146,049           175,259           204,469
          $400,000          117,630           156,839           196,049           235,259           274,469
- -----------------------------------------------------------------------------------------------------------

      Mr. Laborde received a lump-sum distribution of his SERP benefits during fiscal 1993 which is subject to adjustment at retirement based on final average earnings. As of March 31, 1994, Mr. Laborde's covered compensation under the Pension Plan is $150,000 and the aggregate annual benefit payable in the form of a straight life annuity, assuming retirement in 1994 as provided in the Employment Contract, is $155,952. See "Employment Contract" below.

DIRECTOR COMPENSATION

      Non-Employee Directors of the Company receive an annual retainer fee of $20,000 and a fee of $1,500 for attendance at each meeting of the Board of Directors. Directors also receive a fee of $1,000 for attendance at each meeting of any committee of the Board of Directors. The chairmen of committees of the Board of Directors receive a fee of $1,400 for attendance at those committee meetings they chair. Directors are also reimbursed for any direct expense incurred by them in attending any such meetings of the Board of Directors or its committees. Non-employee Directors also automatically receive a non-qualified stock option to purchase 1,000 shares of common stock after each Annual Meeting of Stockholders of the Company. The exercise price of the stock options is equal to the closing price for the common stock reported on the New York Stock Exchange consolidated tape on the date of the Annual Meeting of Stockholders or, if not reported on that day, on the first day thereafter that it is reported. Non-Employee Director options may not be exercised until six months after the date of grant and then may not be exercised if such exercise constitutes a triggering event under the Company's Shareholder Rights Plan. The options lapse 10 years from the date of grant or one year after termination of the director's services as a director of the Company, whichever occurs first.

      The Company provides a Deferred Compensation Plan pursuant to which a Non-Employee Director may elect to defer all fees which are payable to him from the Company. Deferred amounts are credited to an account in the name of the participant as a cash credit or a phantom common stock credit of the Company's common stock. During fiscal 1994, cash credit accounts are credited quarterly with interest at a rate based upon a 90-day certificate of deposit rate. Commencing April 1, 1994, cash credit accounts are credited quarterly with interest at a rate based upon the one year U.S. Treasury Bill rate. The phantom share accounts are credited with a common stock dividend equivalent at the time dividends are paid on common stock. Upon the earlier of termination of Board service with the Company or the Director's attainment of age 65, amounts accrued under this Plan are payable either in a lump sum or over a period of two to ten years, at the election of the participant. Directors participate at their election in this Plan on a year-to- year basis. One Director participated in the Deferred Compensation Plan during fiscal 1994.

      The Company also provides a Retirement Plan for the benefit of Non-Employee Directors age 65 or over or who have completed five or more years of service on the Board. Under the Retirement Plan, an eligible Director will be entitled to an annual benefit equal to the annual retainer fee for a Board member at the time of his retirement. The benefit is payable for a term equal to the number of years the retired Director served as a Non-Employee Director. If a Director dies prior to payment of his benefit, a death benefit is payable to his beneficiaries equal to the then present value of the unpaid benefit.

      The Deferred Compensation Plan and the Retirement Plan both provide for the acceleration of the payment of benefits in the event of a change of control in the Company. In such event, any unpaid benefits deferred under the Deferred Compensation Plan as a cash credit only and any Retirement Plan benefits are payable upon the Company's receipt of a request for payment by a Director.

EMPLOYMENT CONTRACTS

      Effective July 1, 1992, the Company entered into an employment and consulting contract with John P. Laborde. The terms of the contract provide for Mr. Laborde's continued service as the President and Chief Executive Officer of the Company until the later of the Company's 1994 Annual Meeting of Stockholders or September 24, 1994 (the "Employment Term"). Thereafter, Mr. Laborde will be retained as a consultant by the Company for an additional three-year term (the "Consultant Term"). The Compensation Committee of the Board of Directors is currently conducting a search for a replacement for Mr. Laborde upon his retirement as President and Chief Executive Officer.

      Under the terms of the contract, Mr. Laborde will be paid an annual salary or annual consulting fee of $600,000. While serving as President and Chief Executive Officer, Mr. Laborde may also be paid an annual incentive bonus in the discretion of the Board of Directors. During the Employment Term, Mr. Laborde is entitled to all benefits provided to senior executives of the Company. During the Consultant Term, Mr. Laborde is entitled to all benefits that he is eligible to receive as a retiree from the Company, plus payment by the Company of certain additional perquisites. Mr. Laborde is also entitled to be provided medical coverage by the Company for life.

      If Mr. Laborde's employment as an employee or consultant is terminated other than under the conditions permitted in the contract, including termination at the option of Mr. Laborde following a change in control of the Company, Mr. Laborde will be paid the aggregate amount of his annual salary through the last day of the Consultant Term. In the case of disability or death, Mr. Laborde or his heirs will receive a payment equal to 50% of Mr. Laborde's annual salary from the date of termination through the last day of the Consultant Term. In the case of disability, Mr. Laborde will be entitled to receive disability and other benefits at least equal to the most favorable of those generally provided by the Company to executive officers.

SEVERANCE AGREEMENTS

      The Company has entered into severance agreements with 18 executive officers and key employees, including Messrs. Currence, Tamblyn, Cliffe Laborde, and Koock (the "Severance Agreements").

      The Severance Agreements provide for a lump sum payment by the Company to each executive in the event the executive's employment with the Company is terminated (other than for death, retirement, disability or cause as defined in the Severance Agreements), or the executive terminates his employment for good reason as defined in the Severance Agreements, following a change in control of the Company.

      Under the Severance Agreements, upon a termination for which a severance payment is required, an amount shall be paid to the executive equal to two times the executive's average annual base salary for the three years prior to termination, as well as any incentive compensation which has been allocated or awarded to the executive prior to the date of termination but has not been paid. In addition, the Severance Agreements provide for: (a) continuation of Company welfare benefits until the earlier of two years after termination or until normal retirement age would have been reached or until replacement of the benefits as a result of the executive's employment with others; (b) a payment equal to the employer contributions to the Company's Savings Plan that would have been made for the two years following the date of termination or until normal retirement age would have been reached, whichever comes earlier; (c) a payment equal to the present value of the additional retirement benefit which would have been earned under the Company's Pension Plan if employment had continued until the earlier of two years following date of termination or until normal retirement age would have been reached; and (d) a cash payment equal to the difference between the option price and the higher of market value on date of termination or the highest price paid in connection with the change in control, for all stock options exercisable during the next two years. Any payment or benefit to be received by the executive in connection with a change in control or the termination of employment will be reduced to the extent necessary to preserve the deductibility of payments made to the executive pursuant to Section 280G of the Internal Revenue Code.

      In view of (i) the uncertainties to the implementation of the Company's merger with Zapata Gulf, (ii) the expected addition of certain members of the Zapata Gulf management group when the merger was consummated, and (iii) the benefits that would be conferred on such persons by virtue of the merger, the Company's Board of Directors believed it was important to assure the retention of the Company's executive officers in the future and to recognize their significant past contributions. To that end, in 1991 the Company's Board of Directors approved amendments to the Severance Agreements with the effect that each executive officer became entitled to the lump sum payment provided for in his Severance Agreement if his employment was terminated without cause or he left for good reason prior to January 1, 1995. During the last fiscal year the employment of Paul Angelle, an executive officer of the Company, terminated and Mr. Angelle received a lump-sum payment under his Severance Agreement of $300,945. The Severance Agreements with the other executive officers and key employees have since been amended to provide that the benefits provided in the Severance Agreements will only be paid if termination of employment follows a change of control of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The members of the Company's Compensation Committee are Messrs. Robert H. Boh, Hugh J. Kelly, and J. Hugh Roff, Jr. None of the members of the Compensation Committee have been officers or employees of the Company or any of its subsidiaries. No executive officer of the Company served in the last fiscal year as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or on the Compensation Committee of the Company.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth the beneficial ownership of the common stock as of May 2, 1994 with respect to each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group:


                                                               Amount and Nature of          Percent
      Name                                                     Beneficial Ownership*        of Class
      ----                                                     ---------------------        --------
Robert H. Boh . . . . . . . . . . . . . . . . . . . . .              8,000   (1)               **
Donald T. Bollinger . . . . . . . . . . . . . . . . . .             18,644   (1)(2)            **
Arthur R. Carlson . . . . . . . . . . . . . . . . . . .              4,100   (1)               **
Richard M. Currence . . . . . . . . . . . . . . . . . .             65,783   (3)               **
Hugh J. Kelly . . . . . . . . . . . . . . . . . . . . .              5,000   (1)               **
Victor I. Koock . . . . . . . . . . . . . . . . . . . .             31,790   (4)               **
Cliffe F. Laborde . . . . . . . . . . . . . . . . . . .             29,713   (5)               **
John P. Laborde . . . . . . . . . . . . . . . . . . . .            232,604   (6)               **
Paul W. Murrill . . . . . . . . . . . . . . . . . . . .              4,100   (1)               **
Lester Pollack  . . . . . . . . . . . . . . . . . . . .          3,994,999   (7)(8)           7.5% (9)
J. Hugh Roff, Jr. . . . . . . . . . . . . . . . . . . .              5,000   (10)              **
Ken C. Tamblyn  . . . . . . . . . . . . . . . . . . . .             52,824   (11)              **
All Directors and Executive Officers
   as a group (22 persons)  . . . . . . . . . . . . . .          4,569,287   (12)             8.6% (13)

- --------------

   * Unless otherwise indicated by footnote, all shares are held by the named individuals with sole voting and investment powers.

  **  Less than 1.0%.

 (1) Includes 4,000 shares of common stock that such person has the right to acquire within 60 days upon exercise of a non-employee director stock option.

 (2) Includes 103 shares held by Mr. Bollinger's son, as to which Mr. Bollinger disclaims beneficial ownership.

 (3) Includes 43,875 shares which Mr. Currence has the right to acquire within 60 days through the exercise of employee stock options, such right being deemed beneficial ownership under Rule 13d-3 of the Commission, and 3,656 shares of common stock attributable to Mr. Currence's account in the Company's Savings Plan, as to which shares Mr. Currence has sole voting power.

 (4) Includes 22,291 shares which Mr. Koock has the right to acquire within 60 days through the exercise of employee stock options, such right being deemed beneficial ownership under Rule 13d-3 of the Commission, 3,510 shares of common stock attributable to Mr. Koock's account in the Company's Savings Plan, as to which shares Mr. Koock has sole voting power, and 100 shares owned by Mr. Koock's wife, beneficial ownership of which is disclaimed.

 (5) Includes 11,200 shares which Mr. Laborde has the right to acquire within 60 days through the exercise of employee stock options, such right being deemed beneficial ownership under Rule 13d-3 of the Commission, 5,241 shares held in trusts for Mr. Laborde's minor children, beneficial ownership of which is disclaimed, and 249 shares of common stock attributable to Mr. Laborde's account in the Company Savings Plan, as to which shares Mr. Laborde has sole voting power.

 (6) Includes 25,786 shares which Mr. Laborde has the right to acquire within 60 days through the exercise of employee stock options, such right being deemed beneficial ownership under Rule 13d-3 of the Commission, and 6,636 shares of common stock attributable to Mr. Laborde's account in the Company's Savings Plan, as to which shares Mr. Laborde has sole voting power only.

 (7) Includes 3,992,999 shares owned by the Corporate Partners Group, as to which Mr. Pollack disclaims beneficial ownership. See "Security Ownership of Certain Beneficial Owners" in this Item.

 (8) Includes 2,000 shares of common stock which such person has the right to acquire within 60 days upon exercise of a non- employee director stock option.

 (9) Calculated on the basis of 53,072,749 shares of common stock outstanding at May 2, 1994, plus the number of shares such person has the right to acquire within 60 days.

(10) Includes 3,000 shares of common stock which such person has the right to acquire within 60 days upon exercise of a non- employee director stock option.

(11) Includes 37,866 shares which Mr. Tamblyn has the right to acquire within 60 days through the exercise of employee stock options, such right being deemed beneficial ownership under Rule 13d-3 of the Commission, and 2,458 shares of common stock attributable to Mr. Tamblyn's account in the Company's Savings Plan, as to which shares Mr. Tamblyn has sole voting power.

(12) Includes 265,902 shares of common stock that such persons have the right to acquire within 60 days through the exercise of options; 3,999,118 shares for which directors and executive officers reported indirect ownership and disclaim beneficial ownership; and 22,728 shares of common stock attributable to such persons' accounts in the Company's Savings Plan, as to which shares such persons have sole voting power only.

(13) Calculated on the basis of 53,072,749 shares of common stock outstanding at May 2, 1994 and the 265,902 shares that all directors and executive officers as a group have the right to acquire within 60 days.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table and notes thereto indicate the name, address and stock ownership of each person or persons known by the Company to own beneficially more than 5% of the Company's voting securities as of May 2, 1994:


    Name and Address                                  Amount and Nature                      Percent
           of                                                of                                of
    Beneficial Owner                                Beneficial Ownership                      Class
    ----------------                                --------------------                     -------
Common Stock
- ------------

Bessemer Capital Partners, L.P.                         3,992,999  (1)                       7.5%  (7)
630 Fifth Avenue
New York, New York  10111

Corporate Partners Group                                3,992,999  (2)                       7.5%  (7)
One Rockefeller Plaza
New York, New York  10020

FMR Corporation                                         6,889,000  (3)                      13.0%  (7)
82 Devonshire Street
Boston, Massachusetts 02109

NationsBank Corporation, et al.                         3,275,000  (4)                       6.2%  (7)
NationsBank Plaza
Charlotte, North Carolina 28255

Chieftain Capital Management, Inc.                      3,227,000  (5)                       6.1%  (7)
12 East 49th Street
New York, New York 10017

Neuberger & Berman                                      2,930,300  (6)                       5.5%  (7)
605 Third Avenue
New York, New York 10158

- ---------------

 (1) Based on Schedule 13D dated December 28, 1993 filed by Bessemer Capital Partners, L.P. ("BCP") with the Securities and Exchange Commission. BCP is a privately owned investment partnership, the primary limited partner of which is Bessemer Securities Corporation, a private investment company.

 (2) Based on Schedule 13D dated June 23, 1993 filed by Corporate Partners Group with the Securities and Exchange Commission. The common stock owned by the Corporate Partners Group is allocated as follows: Corporate Partners, L.P., 3,394,683 shares; Corporate Offshore Partners, L.P., 243,316 shares; and The State Board of Administration of Florida ("SBAF"), 355,000 shares. Corporate Partners and Corporate Offshore Partners are privately owned investment partnerships, the general partner of each of which is controlled by

      Lazard Freres & Co. and the limited partners of which are private institutional and individual investors. SBAF is a body corporate organized under the constitution of the state of Florida.

 (3) Based on amended Schedule 13G dated February 11, 1994 filed with the Commission reporting the beneficial ownership position of FMR Corporation.

 (4) Based on Schedule 13G dated February 10, 1994 filed with the Commission reporting the beneficial ownership position of NationsBank Corporation.

 (5) Based on Schedule 13G dated February 10, 1994 filed with the Commission reporting the beneficial ownership position of Chieftain Capital Management, Inc.

 (6) Based on Schedule 13G dated January 31, 1994 filed with the Commission reporting the beneficial ownership position of Neuberger & Berman.

 (7)  Based on 53,072,749 shares of common stock outstanding on May 2, 1994.



ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

      During fiscal year 1994, the Company contracted with Bollinger Machine Shop & Shipyard, Inc. ("Bollinger Shipyard") for repair services in the amount of approximately $982,500 for vessels owned by the Company. The contracts were awarded to Bollinger Shipyard on the basis of competitive bidding and/or drydock availability. Donald T. Bollinger is the Chairman and Chief Executive Officer of Bollinger Shipyard and a director of the Company.

      Bollinger Shipyard received approximately $25,000 during fiscal 1994 for dockage provided for the Company's vessels that had been taken out of service. The vessels were docked at the Bollinger Shipyard facility in LaRose, Louisiana pending sale and/or return to service.

      Bollinger Shipyard paid the Company approximately $27,600 during fiscal 1994 for charter of the M/V Greenhead.

      In the opinion of management, all of the Company's transactions with Bollinger Shipyard were provided on terms that were usual, customary, and no less favorable to the Company than would be available from unaffiliated parties.

      See "Item 11. Executive Compensation - Severance Agreement" for a description of payments made to an executive officer of the Company.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


A.    Financial Statements and Schedules

      The Consolidated Financial Statements and Schedules of the Company listed on the accompanying Index to Financial Statements and Schedules (see page F-1) are filed as part of this report.

B.    Reports on Form 8-K

      1. The Company's report on Form 8-K for February 23, 1994 reported that the Company increased its bank borrowing facility to $130 million from $60 million by amending a revolving credit and term loan agreement.

      2. The Company's report on Form 8-K dated March 16, 1994 reported that the Company had called for redemption on April 18, 1994 all of the Company's outstanding 7% Convertible Subordinated Debentures due 2010.

C.    Exhibits

      The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        3(a)    -  Restated Certificate of Incorporation of Tidewater Inc.
                   (filed with the Commission as Exhibit 3(a) to the Company's quarterly report on Form 10-Q for the quarter ended
                   September 30, 1993).

        3(b)    -  Tidewater Inc. Bylaws (filed with the Commission as Exhibit
                   3(b) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

        4(a)    -  Restated Rights Agreement dated as of December 17, 1993 between Tidewater Inc. and The First National Bank of Boston
                   (filed with the Commission as Exhibit 4 to the Company's quarterly report on Form 10-Q for the quarter ended December
                   31, 1993).

       10(a)    -  Letter of Credit Agreement dated as of September 7, 1990
                   (filed with the Commission as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended
                   September 30, 1990).

       10(b)    -  $130,000,000 Revolving Credit and Term Loan Agreement dated
                   February 23, 1993 (filed with the Commission as Exhibit 10 to the Company's report on Form 8-K for February 23, 1994).

       10(c)    -  Tidewater Inc. 1975 Incentive Program Stock Option Plan, as
                   amended in 1990 (filed with the Commission as Exhibit 10(c) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

       10(d)    -  Tidewater Inc. 1992 Stock Option and Restricted Stock Plan
                   (filed with the Commission as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended March
                   31, 1993).

       10(e)    -  Tidewater Inc. Amended and Restated Supplemental Executive
                   Retirement Plan (filed with the Commission as Exhibit 10(g) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

       10(f)    -  Tidewater Inc. Amended and Restated Employees' Supplemental
                   Savings Plan (filed with the Commission as Exhibit 10(h) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

       10(g)    -  Supplemental Health Plan for Executive Officers of Tidewater
                   Inc. (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration
                   No. 33-31016).

      *10(h)    -  Tidewater Inc. Deferred Compensation Plan for Directors.

       10(i)    -  Tidewater Inc. Retirement Plan for Directors as adopted on
                   March 22, 1990 (filed with the Commission as Exhibit 10(k) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1990).

       10(j)    -  Employment and Consulting Agreement dated as of March 31,
                   1993 between Tidewater Inc. and John P. Laborde as amended
                   (filed with the Commission as Exhibit 10(l) to the Company's annual report on Form 10-K for the fiscal year ended March
                   31, 1993).

       10(k)    -  Form of Severance Agreement entered into as of August 1,
                   1985 with eleven executive officers and key employees, as amended (filed with the Commission as Exhibit 10(j) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

       10(l)    -  Form of Severance Agreement entered into as of February 18,
                   1992 with three executive officers, as amended (filed with the Commission as Exhibit 10(k) to the Company's annual report on Form 10-K for the fiscal year ended March 31,
                   1992).

       10(m)    -  Standstill Agreement dated as of November 11, 1992 between
                   Tidewater Inc. and Zapata Corporation (filed with the
                   Commission as Exhibit 10(o) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

      *10(n)    -  First Amendment to Standstill Agreement dated January 24,
                   1994 between Tidewater Inc. and Zapata Corporation.

       10(o)    -  Agreement, dated August 11, 1989, by and among the Company and Irwin L. Jacobs, Daniel T. Lindsay, Gerald A.
                   Schwalbach, TR Holdings, Inc. and Minstar, Inc. (filed with the Commission as Exhibit 1 to the Company's report on Form
                   8-K for August 11, 1989).

       10(p)    -  Form of Stockholder Agreement entered into by and between the Company and each of the stockholders of Zapata Gulf
                   Marine Corporation (filed with the Commission as Exhibit
                   10(r) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

        *11     -  Earnings per share Computation Information.

        *22     -  Subsidiaries of the Company.

        *24     -  Consent of Independent Accountants.

      Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TIDEWATER INC.
                                        (Registrant)



                                        By:    /s/ Victor I. Koock
                                                   Victor I. Koock
                                                   Senior Vice President
                                                   and Secretary

Date:  May 6, 1994

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 6th day of May, 1994.


                                        Chairman of the Board of Directors,
                                        President, and Chief
/s/ John P. Laborde                     Executive Officer
John P. Laborde

                                        Executive Vice President and Chief
                                        Financial Officer (Principal
                                        Financial and Accounting
/s/ Ken C. Tamblyn                      Officer)
Ken C. Tamblyn




/s/ Robert H. Boh                       Director
Robert H. Boh



/s/ Donald T. Bollinger                 Director
Donald T. Bollinger

/s/ Arthur R. Carlson                   Director
Arthur R. Carlson



/s/ Hugh J. Kelly                       Director
Hugh J. Kelly



/s/ Paul W. Murrill                     Director
Paul W. Murrill



/s/ J. Hugh Roff, Jr.                   Director
J. Hugh Roff, Jr.

                                 TIDEWATER INC.
                           ANNUAL REPORT ON FORM 10-K
                           ITEMS 8, 14(A), AND 14(D)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



FINANCIAL STATEMENTS                                                                                         Page
                                                                                                             ----
      1.   Independent Auditors' Report                                                                      F- 2
      2.   Consolidated Balance Sheets, March 31, 1994 and 1993                                              F- 3
      3.   Consolidated Statements of Earnings, three years ended March 31, 1994                             F- 4
      4.   Consolidated Statements of Stockholders' Equity, three years ended March 31, 1994                 F- 5
      5.   Consolidated Statements of Cash Flows, three years ended March 31, 1994                           F- 6
      6.   Statement of Significant Accounting Policies                                                      F- 7
      7.   Notes to Consolidated Financial Statements                                                        F- 9

FINANCIAL STATEMENT SCHEDULES
      I -  Tidewater Inc. and Subsidiaries Marketable Securities                                             F-22
      V -  Tidewater Inc. and Subsidiaries Properties and Equipment                                          F-23
     VI -  Tidewater Inc. and Subsidiaries Accumulated Depreciation of Properties and Equipment              F-25
   VIII -  Tidewater Inc. and Subsidiaries Valuation and Qualifying Accounts                                 F-26
      X -  Tidewater Inc. and Subsidiaries Supplementary Income Statement Information                        F-27



All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders of Tidewater Inc.:

We have audited the accompanying consolidated financial statements of Tidewater Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in fiscal 1993.




KPMG PEAT MARWICK

New Orleans, Louisiana
May 5, 1994

CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------------------------------------------
March 31, 1994 and 1993
(in thousands)

ASSETS                                                                                   1994                 1993
- --------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash, including temporary cash investments                                     $    106,788              108,969
   Trade and other receivables, less allowance for doubtful accounts
      of $6,744 in 1994 and $6,218 in 1993                                             140,627              149,010
   Inventories                                                                          34,561               34,376
   Other current assets                                                                  4,440                4,817
- --------------------------------------------------------------------------------------------------------------------
          Total current assets                                                         286,416              297,172
- --------------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to unconsolidated companies                     21,843               24,424
Properties and equipment:
   Marine equipment                                                                  1,122,617            1,133,361
   Compression equipment                                                               122,314              110,285
   Other                                                                                41,314               43,919
- --------------------------------------------------------------------------------------------------------------------
                                                                                     1,286,245            1,287,565
   Less accumulated depreciation                                                       838,067              802,744
- --------------------------------------------------------------------------------------------------------------------
      Net properties and equipment                                                     448,178              484,821
Other assets                                                                            53,449               32,331
- --------------------------------------------------------------------------------------------------------------------
                                                                                  $    809,886              838,748
====================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Convertible Subordinated Debentures redeemed on April 18, 1994                       47,526                 ---
   Current maturities of other long-term debt                                            2,730                8,755
   Accounts payable and accrued expenses                                                62,047               63,297
   Accrued property and liability losses                                                 7,757                8,637
   Dividends payable                                                                     ---                  5,289
   Income taxes                                                                         10,230                9,795
- --------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                    130,290               95,773
- --------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                   45,099               44,045
Long-term debt                                                                           1,952               95,722
Accrued property and liability losses                                                   36,163               20,594
Other liabilities and deferred credits                                                  39,421               34,940
Stockholders' equity:
   Common stock, issued 53,022,955 shares in 1994
      and 53,495,491 shares in 1993                                                      5,302                5,350
   Additional paid-in capital                                                          331,690              341,550
   Retained earnings                                                                   231,001              222,730
- --------------------------------------------------------------------------------------------------------------------
                                                                                       567,993              569,630
   Less:
   Cumulative foreign currency translation adjustment                                   11,032               11,112
   Treasury stock, at cost; 611,661 common shares in 1993                                ---                 10,844
- --------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                   556,961              547,674
Commitments and other matters
- --------------------------------------------------------------------------------------------------------------------
                                                                                  $    809,886              838,748
====================================================================================================================

See accompanying Statement of Significant Accounting Policies and Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
- -------------------------------------------------------------------------------------------------------------------
Years Ended March 31, 1994, 1993 and 1992
(in thousands, except share and per share data)
                                                                          1994           1993                1992
- -------------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                                               $    466,601        413,439             430,681
   Compression operations                                                55,471         62,099              54,561
- -------------------------------------------------------------------------------------------------------------------
                                                                        522,072        475,538             485,242
- -------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Marine operations                                                    288,936        252,427             253,930
   Compression operations                                                30,338         36,283              29,189
   Depreciation                                                          83,652         80,317              79,836
   General and administrative                                            63,096         58,479              61,171
- -------------------------------------------------------------------------------------------------------------------
                                                                        466,022        427,506             424,126
- -------------------------------------------------------------------------------------------------------------------
                                                                         56,050         48,032              61,116
Other income (expenses):
   Foreign exchange loss                                                   (557)        (1,788)             (1,610)
   Gain on sales of assets                                                4,579          3,408               2,472
   Equity in net earnings of unconsolidated companies                     2,686          2,525               2,225
   Minority interests                                                    (2,022)        (2,544)             (2,064)
   Gain on settlement of litigation                                        ---            ---               14,160
   Merger expenses                                                         ---            ---              (22,014)
   Interest and miscellaneous income                                      6,109          6,636               7,285
   Other expense                                                         (1,253)        (3,771)               ---
   Interest expense                                                      (7,939)       (12,323)            (18,600)
- -------------------------------------------------------------------------------------------------------------------
                                                                          1,603         (7,857)            (18,146)
- -------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
   income taxes                                                          57,653         40,175              42,970
Income taxes:
   On current earnings                                                   19,602         12,366              17,066
   Effect of 1993 tax law change                                          1,921           ---                 ---
- -------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                      36,130         27,809              25,904
Discontinued operations                                                    ---           3,099                 357
- -------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item and cumulative
   effect of accounting change                                           36,130         30,908              26,261
Extraordinary loss on early debt retirement                             (11,970)          ---                 ---
Cumulative effect of accounting change                                     ---          (6,640)               ---
- -------------------------------------------------------------------------------------------------------------------
Net earnings                                                       $     24,160         24,268              26,261
===================================================================================================================
Primary and fully-diluted earnings per common share:
   Continuing operations                                           $        .67            .53                 .49
   Discontinued operations                                                 ---             .06                 .01
- -------------------------------------------------------------------------------------------------------------------
   Earnings before extraordinary item and cumulative
      effect of accounting change                                           .67            .59                 .50
   Extraordinary loss on early debt retirement                             (.22)          ---                 ---
   Cumulative effect of accounting change                                  ---            (.13)               ---
- -------------------------------------------------------------------------------------------------------------------
   Net earnings                                                    $        .45            .46                 .50
===================================================================================================================
Weighted average common shares and equivalents                       53,317,501     53,073,573          52,681,442
===================================================================================================================
Cash dividends declared per common share                           $        .30           .325                ---
===================================================================================================================

See accompanying Statement of Significant Accounting Policies and Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------
Years Ended March 31, 1994, 1993 and 1992
(in thousands)
                                                                          Cumulative
                                                                           foreign
                                                Additional                 currency
                                     Common      paid-in      Retained   translation    Treasury
                                     stock       capital      earnings    adjustment     stock        Total
- ------------------------------------------------------------------------------------------------------------
         1994
- ------------------------------------------------------------------------------------------------------------
Amount at March 31, 1993          $   5,350      341,550      222,730      (11,112)     (10,844)    547,674
Net earnings                           ---          ---        24,160         ---          ---       24,160
Treasury stock changes (Note 9)         (63)     (10,781)        ---          ---        10,844       ---
Exercise of stock options                15        1,195         ---          ---          ---        1,210
Cash dividends declared                ---                    (15,889)        ---          ---      (15,889)
Other                                  ---          (274)        ---            80         ---         (194)
- ------------------------------------------------------------------------------------------------------------
Amount at March 31, 1994          $   5,302      331,690      231,001      (11,032)         -0-     556,961
============================================================================================================

           1993
- ------------------------------------------------------------------------------------------------------------
Amount at March 31, 1992              5,293      332,597      215,604      (10,478)      (6,692)    536,324
Net earnings                           ---          ---        24,268         ---          ---       24,268
Contribution of treasury stock
  to employee benefit plans            ---           157         ---          ---           935       1,092
Treasury stock additions               ---          ---          ---          ---        (5,087)     (5,087)
Exercise of stock options and
  issuance of restricted stock           57        7,440         ---          ---          ---        7,497
Cash dividends declared                ---          ---       (17,142)        ---          ---      (17,142)
Other                                  ---         1,356         ---          (634)        ---          722
- ------------------------------------------------------------------------------------------------------------
Amount at March 31, 1993          $   5,350      341,550      222,730      (11,112)     (10,844)    547,674
============================================================================================================

           1992
- ------------------------------------------------------------------------------------------------------------
Amount at March 31, 1991             26,393      307,806      189,343      (10,460)      (7,462)    505,620
Net earnings                           ---          ---        26,261         ---          ---       26,261
Contribution of treasury stock
  to employee benefit plans            ---            44         ---          ---           790         834
Reduction of par value of
  common stock (Note 9)             (21,153)      21,153         ---          ---          ---         ---
Other                                    53        3,594         ---           (18)         (20)      3,609
- ------------------------------------------------------------------------------------------------------------
Amount at March 31, 1992          $   5,293      332,597      215,604      (10,478)      (6,692)    536,324
============================================================================================================

See accompanying Statement of Significant Accounting Policies and Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------------------------------------------
Years Ended March 31, 1994, 1993 and 1992
(in thousands)
                                                                             1994          1993              1992
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                        $    24,160        24,268            26,261
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Extraordinary loss on early debt retirement                           11,970          ---               ---
      Earnings and gain on sale of discontinued operations                    ---         (3,099)             (357)
      Cumulative effect of accounting change                                  ---          6,640              ---
      Depreciation                                                          83,652        80,317            79,836
      Provision for deferred income taxes                                    4,801         4,960             8,049
      Gain on sales of assets                                               (4,579)       (3,408)           (2,472)
      Equity in net earnings of unconsolidated companies                    (2,686)       (2,525)           (2,225)
      Minority interests                                                     2,022         2,544             2,064
      Compensation expense - restricted stock                                 ---          3,800              ---
      Decrease (increase) in trade and other receivables                     8,383       (12,364)           (1,195)
      Decrease (increase) in inventories                                      (238)        1,824              (180)
      Decrease (increase) in other current assets                            1,058           244              (601)
      Increase (decrease) in accounts payable and accrued expenses            (832)      (11,190)            6,747
      Increase (decrease) in accrued property and liability losses            (880)        3,360              (573)
      Increase (decrease) in income taxes                                    2,845        (4,054)              833
      Other, net                                                             5,994         4,631             1,920
- -------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                        135,670        95,948           118,107
- -------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                            11,483         8,105            10,690
   Additions to properties and equipment                                   (53,319)      (52,366)          (39,346)
   Investments in unconsolidated companies, net of dividends received         (877)        2,768               493
   Investment from minority interests, net of dividends paid                (3,094)       (1,602)            1,374
   Other                                                                      ---           ---                498
- -------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                            (45,807)      (43,095)          (26,291)
- -------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt                                    (65,328)      (46,614)         (149,713)
   Prepayment penalties on early debt retirement                            (6,473)         ---               ---
   Proceeds from the issuance of long-term debt                               ---           ---             70,000
   Cash dividends                                                          (21,178)      (11,853)             ---
   Other                                                                       935         1,203             2,780
- -------------------------------------------------------------------------------------------------------------------
          Net cash used in financing activities                            (92,044)      (57,264)          (76,933)
- -------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash, including temporary cash investments       (2,181)       (4,411)           14,883
- -------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at beginning of year            108,969       113,380            98,497
- -------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at end of year              $   106,788       108,969           113,380
===================================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                         $     8,330        11,635            18,108
      Income taxes                                                          15,779        10,733             7,725
===================================================================================================================

See accompanying Statement of Significant Accounting Policies and Notes to Consolidated Financial Statements.

STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

INVENTORIES

Inventories are stated at average cost for operating supplies and at the lower of cost (FIFO) or market (net realizable value) for merchandise held for resale.

PROPERTIES AND EQUIPMENT

Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed primarily on the straight- line basis beginning with the first charter/rental, with salvage values of 5%-10% for marine equipment and 12-1/2% for compression equipment, using estimated useful lives of:

                                                                      Years
- ------------------------------------------------------------------------------
Marine equipment (from date of construction)                         10 - 20
Compression equipment                                                 8 - 12
Other properties and equipment                                        3 - 30


Used equipment is depreciated in accordance with the above schedule; however, no life less than six years is used for marine equipment regardless of the date constructed. Leased equipment, principally marine equipment, is depreciated on the straight-line basis over the initial term of the lease.

Maintenance and repairs are charged to operations as incurred during the asset's original estimated useful life. Major repair costs incurred after the original estimated useful life that also have the effect of extending the useful life of the asset are capitalized and amortized over three years. Major modifications to equipment are capitalized and amortized over the remaining life of the equipment.

ACCRUED PROPERTY AND LIABILITY LOSSES

The Company's insurance subsidiary establishes case basis reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to the Company's marine operations and are included as a component of costs of marine operations in the Consolidated Statements of Earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the Consolidated Balance Sheet into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

POSTEMPLOYMENT, PENSION AND OTHER POSTRETIREMENT BENEFITS

Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," prescribes the accounting for the estimated costs of benefits provided to former or inactive employees after employment but before retirement. Because the Company offers only limited postemployment benefits to employees, Statement No. 112 does not have a material effect on the Company's financial position or results of operations. Pension costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 87 and are funded as required by law. Prior service costs are amortized on the straight-line basis over the average remaining service period of employees expected to receive pension benefits. Effective

April 1, 1992, postretirement benefits other than pensions are accounted for in accordance with Statement of Financial Accounting Standards No. 106. The estimated cost of postretirement benefits other than pensions are accrued during the employees' active service period. Postemployment and postretirement benefits other than pensions are funded as claims are submitted.

INCOME TAXES

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS PER SHARE

Primary earnings per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock (stock options, restricted stock grants and shares issuable on conversion of the convertible subordinated debentures) outstanding during each year using the treasury stock method.

FOREIGN CURRENCY TRANSLATION

The functional currency for certain foreign subsidiaries and unconsolidated companies is the applicable local currency. The translation of the applicable local currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using weighted average exchange rates during the period. The gains and losses resulting from the balance sheet account translations, net of deferred income taxes, are included in stockholders' equity.

Some transactions of the Company and its subsidiaries are made in currencies different from their own. Gains and losses from these transactions are included in the Consolidated Statements of Earnings as they occur.

CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, all highly liquid investments purchased with original maturities of approximately three months or less are considered to be cash equivalents. Some items of compression equipment are acquired and placed in inventories for subsequent sale or rent to others. Acquisitions of these assets are considered operating activities in the Consolidated Statements of Cash Flows, although they later may be transferred to the compression equipment rental fleet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1994, 1993 and 1992



(1) BUSINESS COMBINATION

On January 15, 1992 Tidewater Inc. issued 23,786,000 shares of common stock in exchange for all of the outstanding common stock of Zapata Gulf Marine Corporation (Zapata Gulf). Zapata Gulf owned and operated a fleet of 272 marine service vessels and a container shipping business which operated principally from the U.S. East Coast to Puerto Rico. The business combination was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for all periods presented include the accounts and results of operations of Zapata Gulf.

Merger expenses incurred during fiscal 1992 (primarily during the fourth quarter) included legal, investment banking, and accounting fees related to the business combination. Also included in merger expenses are payments under severance and employment agreements and payments to certain officers and a director of Zapata Gulf under an equity incentive plan.

(2) SALE OF CONTAINER SHIPPING SEGMENT

In March 1993 the Company sold its 70% interest in the net assets of the Container Shipping segment to the minority-interest owner. The Consolidated Statements of Earnings for the periods ended March 31, 1993 and 1992 report separately the results of continuing operations and the discontinued Container Shipping segment. The results of the discontinued Container Shipping segment for the years ended March 31, 1993 and 1992, which are presented as a net amount in the Consolidated Statements of Earnings, are as follows:

                                                                                          (in thousands)
                                                                                      1993           1992
- ------------------------------------------------------------------------------------------------------------
Revenues                                                                          $   66,576         61,265
Operating expenses                                                                   (60,229)       (55,352)
Depreciation                                                                            (117)           (98)
General and administrative expenses                                                   (6,344)        (5,481)
Other income                                                                              11             23
- ------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations before income taxes                                     (103)           357
Income taxes                                                                            ---            ---
- ------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations                                                         (103)           357
Gain on sale of segment (net of income tax benefits of $.9 million)                    3,202           ---
- ------------------------------------------------------------------------------------------------------------
                                                                                  $    3,099            357
============================================================================================================

(3) INVENTORIES

A summary of inventories at March 31 follows:


                                                                                           (in thousands)
                                                                                        1994          1993
- -----------------------------------------------------------------------------------------------------------
Marine operating supplies                                                           $  27,476        28,630
Compression supplies and merchandise held for sale                                      7,085         5,746
- -----------------------------------------------------------------------------------------------------------
                                                                                    $  34,561        34,376
===========================================================================================================


(4) UNCONSOLIDATED COMPANIES

Investments in, at equity, and advances to unconsolidated joint-venture companies at March 31 were as follows:

                                                                  Percentage               (in thousands)
                                                                   ownership            1994            1993
- -------------------------------------------------------------------------------------------------------------
Tidewater Place Joint Venture                                         50%            $    ---           1,321
Marine joint ventures:
   National Marine Service (Abu Dhabi-UAE)                            40%               11,506         11,829
   Tidewater Port Jackson (Australia)                                 50%                6,805          6,275
   Provident Marine, Ltd. (Mexico)                                    50%                2,135          2,450
   Others                                                           20%-50%              1,397          2,549
- -------------------------------------------------------------------------------------------------------------
                                                                                     $  21,843         24,424
=============================================================================================================


During fiscal 1994 the Company's 50% interest in Tidewater Place Joint Venture, which owned an office building which houses the Company's corporate headquarters, was donated to a local university. The transfer provides the Company with rent-free occupancy for a period of 10 years. The investment in Tidewater Place Joint Venture at the date of transfer has been reclassified from investment in unconsolidated subsidiaries to prepaid rent and is being amortized in equal monthly charges to expense over 10 years. The aggregate amount of undistributed earnings of all unconsolidated joint-venture companies included in consolidated stockholders' equity at March 31, 1994 is approximately $12,713,000.

(5) INCOME TAXES

Earnings (loss) from continuing operations before income taxes derived from United States and foreign operations for the years ended March 31 are as follows:

                                                                                    (in thousands)
                                                                            1994         1993         1992
- ------------------------------------------------------------------------------------------------------------
United States                                                           $  26,083      (13,238)     (14,536)
Foreign                                                                    31,570       53,413       57,506
- ------------------------------------------------------------------------------------------------------------
                                                                        $  57,653       40,175       42,970
============================================================================================================

Total income tax expense for the years ended March 31, 1994 and 1993 was allocated as follows:

                                                                                         (in thousands)
                                                                                      1994           1993
- ------------------------------------------------------------------------------------------------------------
Income from continuing operations:
  On current earnings                                                              $  19,602         12,366
  Effect of 1993 tax law change                                                        1,921           ---
Gain on sale of Container Shipping segment                                              ---            (869)
Extraordinary loss on early debt retirement                                           (6,470)          ---
Cumulative effect of accounting change                                                  ---          (3,421)
Stockholders' equity (for compensation expense for income tax purposes
   in excess of amounts recognized for financial reporting purposes)                    ---          (1,356)
- ------------------------------------------------------------------------------------------------------------
                                                                                   $  15,053          6,720
============================================================================================================


Income tax expense attributable to income from continuing operations for the years ended March 31 consists of the following:


                                                                           (in thousands)
                                                                   U.S.
                                                       ---------------------------
                                                          Federal          State        Foreign          Total
- ----------------------------------------------------------------------------------------------------------------
1994
- ----------------------------------------------------------------------------------------------------------------
Current                                                 $  8,290          1,248          7,184           16,722
Deferred                                                   4,801           ---            ---             4,801
- ----------------------------------------------------------------------------------------------------------------
                                                        $ 13,091          1,248          7,184           21,523
================================================================================================================

1993
- ----------------------------------------------------------------------------------------------------------------
Current                                                    1,081            680          5,645            7,406
Deferred                                                   4,960           ---            ---             4,960
- ----------------------------------------------------------------------------------------------------------------
                                                        $  6,041            680          5,645           12,366
================================================================================================================

1992
- ----------------------------------------------------------------------------------------------------------------
Current                                                    1,934            788          6,295            9,017
Deferred                                                   8,049           ---            ---             8,049
- ----------------------------------------------------------------------------------------------------------------
                                                        $  9,983            788          6,295           17,066
================================================================================================================

The actual income tax expense attributable to earnings from continuing operations for the years ended March 31, 1994, 1993 and 1992 differed from the amounts computed by applying the U.S. federal tax rate of 35% in fiscal 1994 and 34% in fiscal 1993 and fiscal 1992 to pre-tax earnings from continuing operations as a result of the following:

                                                                                   (in thousands)
                                                                            1994        1993         1992
- ------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                         $  20,179       13,659       14,610
Increase (reduction) resulting from:
   Effect of 1993 tax law change                                            1,921         ---          ---
   Foreign earnings not includable in U.S. tax return                         (24)        (463)        (361)
   Foreign taxes not creditable against U.S. taxes                           ---          ---         2,559
   Utilization of net operating loss carryforwards                           (183)        (782)      (3,474)
   Expenses which are not deductible for tax purposes                         248           60        3,091
   Other, net                                                                (618)        (108)         641
- ------------------------------------------------------------------------------------------------------------
                                                                        $  21,523       12,366       17,066
============================================================================================================


Expenses which are not deductible for tax purposes in fiscal 1992 related to certain costs incurred in connection with the merger with Zapata Gulf.

The significant components of deferred income tax expense for the years ended March 31 are as follows:

                                                                                   (in thousands)
                                                                            1994        1993         1992
- ------------------------------------------------------------------------------------------------------------
Application of net operating loss carryforwards                         $   1,478       18,330       10,203
Foreign tax credits                                                           874       (4,105)        (814)
Accelerated depreciation of properties and equipment for tax purposes       4,145      (14,498)         522
Differences in gain or loss on sales of assets                               ---          ---          (797)
Taxes on unremitted foreign earnings                                       (3,133)         625        1,609
Deferred charges                                                             ---         6,087         ---
Effect of 1993 tax law change                                               1,921         ---          ---
Other                                                                        (484)      (1,479)      (2,674)
- ------------------------------------------------------------------------------------------------------------
      Subtotal                                                              4,801        4,960        8,049
- ------------------------------------------------------------------------------------------------------------
Extraordinary loss on early debt retirement                                (3,747)        ---          ---
Accounting change                                                            ---        (3,421)        ---
- ------------------------------------------------------------------------------------------------------------
                                                                        $   1,054        1,539        8,049
============================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1994 and 1993 are as follows:

                                                                                         (in thousands)
                                                                                      1994           1993
- ------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Insurance loss reserves not deducted for tax purposes                            $  12,410         11,518
  U.S. net operating loss carryforwards                                                 ---           1,478
  Foreign net operating loss carryforwards                                             4,171          3,987
  Foreign tax credit carryforwards                                                     3,231          4,105
  Investment tax credit carryforwards                                                 11,911         16,607
  Alternative minimum tax credit carryforwards                                         2,206          2,561
  Other                                                                                1,745            449
- ------------------------------------------------------------------------------------------------------------
      Gross deferred tax assets                                                       35,674         40,705
      Less valuation allowance                                                         4,171          3,987
- ------------------------------------------------------------------------------------------------------------
                                                                                  $   31,503         36,718
- ------------------------------------------------------------------------------------------------------------

Deferred tax liabilities:
  Depreciation differences on properties and equipment                               (73,431)       (70,382)
  Undistributed income of unconsolidated joint-venture companies                      (3,171)        (6,012)
  Other                                                                                 ---          (4,369)
- ------------------------------------------------------------------------------------------------------------
      Gross deferred tax liabilities                                                 (76,602)       (80,763)
- ------------------------------------------------------------------------------------------------------------
      Net deferred tax liability                                                  $  (45,099)       (44,045)
============================================================================================================


At March 31, 1994 the Company had investment tax credit carryforwards for federal income tax purposes of approximately $11,911,000, which are available to reduce future federal income tax through 2002. In addition, the Company has alternative minimum tax credit carryforwards of approximately $2,206,000, which are available to reduce future federal regular income taxes over an indefinite period.

The Company has not recognized a deferred tax liability of approximately $30,100,000 for the undistributed earnings of certain foreign subsidiaries that arose in prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 1994 the undistributed earnings of these subsidiaries were approximately $86,000,000.

(6) LONG-TERM DEBT

A summary of long-term debt at March 31 follows:

                                                                                         (in thousands)
                                                                                      1994           1993
- ------------------------------------------------------------------------------------------------------------
9.17% and 10.0% notes due in quarterly installments through 1999                   $    ---          52,450
- ------------------------------------------------------------------------------------------------------------
7% convertible subordinated debentures due 2010                                       47,779         47,135
  Unamortized discount                                                                  (253)       (11,283)
- ------------------------------------------------------------------------------------------------------------
                                                                                      47,526         35,852
- ------------------------------------------------------------------------------------------------------------
Capitalized lease obligations:
  Total lease payments                                                                 5,438         20,628
  Interest                                                                              (756)        (4,453)
- ------------------------------------------------------------------------------------------------------------
                                                                                       4,682         16,175
- ------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                  52,208        104,477
  Less:
  7% convertible subordinated debentures redeemed on April 18, 1994                   47,526           ---
  Current maturities of other long-term debt                                           2,730          8,755
- ------------------------------------------------------------------------------------------------------------
Net long-term debt                                                                 $   1,952         95,722
============================================================================================================


During fiscal 1994 the 9.17% and 10.0% notes were retired prior to maturity using available cash. The retirement resulted in an after-tax extraordinary charge to earnings of approximately $4,450,000, or $.08 per common share. The extraordinary charge to earnings consisted of a $6,500,000 prepayment penalty and the write-off of deferred finance costs of $370,000, less $2,420,000 of income tax benefits associated with the retired debt.

On March 16, 1994 the Company called for redemption of the 7% convertible subordinated debentures due 2010. Holders converted $1,113,000 of debentures into 44,520 shares of the Company's common stock at a conversion price of $25.00 per share. The remainder of the debentures were redeemed at 101.4% of par value plus accrued interest on April 18, 1994. The debentures, along with the prepayment premium, are included in current liabilities at March 31, 1994. The redemption resulted in an extraordinary charge to earnings of approximately $7,520,000 (net of income taxes), or $.14 per common share in the fourth quarter of fiscal 1994. The extraordinary charge to earnings consisted of a $644,000 prepayment premium and the write-off of unamortized original issue discount and deferred finance costs of $10,926,000, less $4,050,000 of income tax benefits.

Future lease payments under capitalized leases in effect at March 31, 1994 for the next five fiscal years are: 1995 - $3,071,000; 1996 - $1,506,000; 1997 -
$300,000; 1998 - $63,000; and 1999 - $63,000.

Based on current interest rates offered to the Company for borrowings with maturities similar to the remainder of long-term debt, excluding the debentures redeemed on April 18, 1994, total long-term debt at March 31, 1994 approximates the fair value of the debt.

A revolving credit and term loan agreement with banks was expanded from $60 million to $130 million during fiscal 1994. The agreement bears interest, at the Company's option, at prime rates plus .50% or LIBO rates plus 1.50% or 1.75% (5.19% at March 31, 1994). The lower LIBO rate will be used as long as the Company maintains an investment grade senior debt rating from Moody's Investor Services, Inc. and Standard & Poor's. The revolving credit commitment of $130 million expires on September 30, 1995 at which time the then outstanding balance may be converted to a term loan repayable in 16 quarterly installments beginning December 31, 1995. The agreement requires an annual fee of from .250% to .375% depending upon the undrawn amount. Under the terms of the agreement, the Company has agreed to certain requirements and limitations, including: limitations on the payment of dividends on common stock, investments, and aggregate indebtedness; a minimum level of tangible net worth of $425 million plus 30% of cumulative net earnings, as defined, after

March 31, 1993 (total $432,348,000 at March 31, 1994); and a minimum ratio of current assets to current liabilities of 1.5 to 1. The agreement also prohibits the Company from encumbering its assets, other than assets already encumbered at February 23, 1994, for the benefit of others.

Certain items of leased equipment are classified as assets held under capital leases with the related liabilities recorded as capitalized lease obligations. Leased equipment, before depreciation, included in properties and equipment consists primarily of Marine equipment and approximated $17,732,000 at March 31, 1994 and $29,561,000 at March 31, 1993. Accumulated depreciation related to leased equipment approximated $13,017,000 and $16,090,000 at March 31, 1994 and 1993, respectively. Depreciation expense for leased equipment for the years ended March 31, 1994, 1993 and 1992 was $3,119,000, $3,152,000, and
$2,879,000, respectively. During fiscal 1994 capitalized lease obligations on five marine service vessels were terminated by purchasing the vessels for approximately $9.0 million.

(7) BENEFIT PLANS

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan. The plan held 537,525 shares and 516,175 shares of the Company's common stock at March 31, 1994 and 1993, respectively. Amounts charged to expense for the plan for 1994, 1993 and 1992 were $1,282,000, $1,193,000, and $1,196,000, respectively.

A defined benefit pension plan covers substantially all U.S. citizen employees and employees who are permanent residents of the U.S. Benefits are based on years of service and employee compensation. The Company also has a supplemental retirement plan (Supplemental Plan) that provides pension benefits to certain employees in excess of those allowed under the Company's tax qualified pension plan. Certain benefits programs are maintained in several other countries which provide retirement income for covered employees.

Net periodic pension cost for the U.S. defined benefit pension plan and the Supplemental Plan for 1994, 1993 and 1992 include the following components:


                                                                                   (in thousands)
                                                                             1994         1993        1992
- ------------------------------------------------------------------------------------------------------------
Service cost-benefit earned during the period                            $  2,118        1,723        1,420
Interest cost on projected benefit obligation                               1,715        1,617        1,112
Actual return on assets                                                    (1,398)        (726)      (2,134)
Net amortization and deferral                                                 590          219        1,830
- ------------------------------------------------------------------------------------------------------------
Net periodic pension cost                                                $  3,025        2,833        2,228
============================================================================================================

Assumptions used in the accounting are:
   Discount rates                                                           7.25%         8.5%         8.5%
   Rates of annual increase in compensation levels                             5%           5%      5%-5.5%
   Expected long-term rate of return on assets                               9.5%         9.5%         9.5%
============================================================================================================

The following table sets forth the assets and liabilities of the U.S. defined benefit pension plan and the Supplemental Plan and the amount of the net pension asset or liability in the Consolidated Balance Sheets at March 31:


                                                                           (in thousands)
                                                             Plan with                       Plan with
                                                        Accumulated Benefit             Accumulated Benefit
                                                          Obligations Less                 Obligations in
                                                            Than Assets                   Excess of Assets
                                                     -------------------------       ------------------------
                                                         1994            1993           1994            1993
- -------------------------------------------------------------------------------------------------------------
Actuarial present value of vested
   benefit obligation                                 $  14,429         10,422          1,657            804
=============================================================================================================

Accumulated benefit obligation                        $  16,221         11,542          1,779            804
=============================================================================================================

Projected benefit obligation                          $  23,344         18,183          2,879          1,748
Plan assets at fair value, primarily
   bonds and common stock                                17,946         13,716           ---            ---
- -------------------------------------------------------------------------------------------------------------
Projected benefit obligation in
   excess of plan assets                                  5,398          4,467          2,879          1,748
Unrecognized net transitional
   obligation amortized over 15 years                      (728)          (843)          ---            ---
Unrecognized actuarial gain (loss)                       (3,422)          (767)        (1,626)        (1,134)
Unrecognized prior service cost                          (1,665)        (1,750)          (871)        (1,044)
Adjustment required to recognize
   minimum liability                                       ---            ---           1,397          1,234
- -------------------------------------------------------------------------------------------------------------
Net accrued pension (asset) liability                 $    (417)         1,107          1,779            804
=============================================================================================================


Qualified retired employees are currently covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits.

Pursuant to the April 1, 1992 adoption of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions," the Company recognized during fiscal 1993 the full amount of its accumulated postretirement benefit obligation of $10,061,000 less income tax benefits of $3,421,000, which amounts are included in the fiscal 1993 Consolidated Statement of Earnings as the cumulative effect of an accounting change. The accumulated postretirement benefit obligation amount represents the present value at April 1, 1992 of the estimated future benefits payable to current retirees and a pro rata portion of the estimated benefits payable to active employees after retirement. This change in accounting resulted in an after-tax incremental cost for such benefits of $900,000 ($.02 per share) in fiscal 1993.

Net periodic postretirement health care and life insurance costs for 1994 and 1993 include the following components:

                                                                                          (in thousands)
                                                                                       1994           1993
- -----------------------------------------------------------------------------------------------------------
Service cost - benefit earned during the period                                     $    801            691
Interest cost on accumulated postretirement benefit obligation                           964            847
Other amortization and deferral                                                          (28)          ---
- -----------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                            $  1,737          1,538
===========================================================================================================


In fiscal 1992 the cost of the postretirement benefit program was expensed as paid and amounted to approximately $100,000.

The unfunded actuarially-determined liabilities for postretirement benefits at March 31 are as follows:

                                                                                          (in thousands)
                                                                                       1994           1993
- ------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement benefit obligation:
  Current retirees                                                                  $  1,967          3,625
  Current employees eligible for benefits                                                634          3,318
  Current employees not yet eligible for benefits                                      5,854          4,461
- ------------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                                    8,455         11,404
Unrecognized prior service cost                                                          290            317
Unrecognized net gain (loss)                                                           4,228           (355)
- ------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                                 $ 12,973         11,366
============================================================================================================


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 14% in 1995, gradually declining to 6.5% in the year 2002 and thereafter. A 1% change in the assumed health care cost trend rates for each year would change the accumulated postretirement benefit obligation by approximately $1,516,000 at March 31, 1994 and change the cost for the year ended March 31, 1994 by $276,000. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 7.25% in 1994 and 8.5% in 1993.

(8) OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other liabilities and deferred credits at March 31 follows:

                                                                                         (in thousands)
                                                                                      1994           1993
- -----------------------------------------------------------------------------------------------------------
Postretirement benefit liability                                                   $  12,973         11,366
Minority interests in net assets of subsidiaries                                      10,678         11,730
Noncurrent foreign and domestic taxes                                                  6,957          6,957
Deferred gain on sale/leaseback transaction                                            1,723          2,811
Other                                                                                  7,090          2,076
- -----------------------------------------------------------------------------------------------------------
                                                                                   $  39,421         34,940
===========================================================================================================

(9) CAPITAL STOCK

In fiscal 1992 stockholders approved an increase in the authorized shares of Tidewater common stock from 80 million to 125 million shares and a reduction of par value of the common stock from $.50 to $.10. Common stock and additional paid-in capital were adjusted by $21,153,000 in fiscal 1992 to reflect the change in par value.

Under the Company's stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the Company's stock to officers and other key employees. At March 31, 1994, 3,001,300 shares of common stock are reserved for issuance under the plans. The stock option price and exercise period are set by the grant, with the price equal to the market price of the stock on the date of grant.

Transactions in the stock option plans during 1994, 1993 and 1992 were as follows:

                                                                Price range
                                                                 per share                        Shares
- ----------------------------------------------------------------------------------------------------------
Outstanding March 31, 1991                                   $  4.38 - 21.50                    1,271,035
Options granted                                                        12.13                       26,000
Options exercised                                               4.38 - 13.25                     (143,854)
Options expired or cancelled                                    4.38 - 13.25                      (49,837)
- ----------------------------------------------------------------------------------------------------------
Outstanding March 31, 1992                                      4.38 - 21.50                    1,103,344
Options granted                                                15.00 - 19.00                      177,200
Options exercised                                               4.38 - 13.25                     (367,638)
Options expired or cancelled                                    4.38 - 15.00                      (19,917)
- ----------------------------------------------------------------------------------------------------------
Outstanding March 31, 1993                                      4.38 - 21.50                      892,989
Options granted                                                19.63 - 20.13                      198,900
Options exercised                                               4.38 - 15.00                     (160,323)
Options expired or cancelled                                    4.38 - 19.63                      (35,830)
- ----------------------------------------------------------------------------------------------------------
Outstanding March 31, 1994                                   $  4.38 - 21.50                      895,736
==========================================================================================================


At March 31, 1994 and 1993, 522,205 shares and 406,423 shares, respectively, were exercisable under the stock option plans.

During the years ended March 31, 1994 and 1993, approximately 17,460 shares and 215,500 shares, respectively, of Company common stock held by Company employees were surrendered to the Company in order to exercise stock options and in satisfaction of mandatory federal and state income tax withholding requirements. Approximately 8,300 shares of Company common stock held by oddlot shareholders were purchased by the Company pursuant to a commission-free stock buyback program offered during fiscal 1994. Shares surrendered during fiscal 1993 are included in the Company's treasury stock at March 31, 1993. Shares surrendered during fiscal 1994 together with the shares purchased and the remainder of existing treasury shares were canceled in fiscal 1994. Accordingly, the amount of treasury shares has been reclassified to common stock and additional paid-in capital.

The restricted stock plan permits the grant of Company shares restricted as to transferability and subject to a substantial risk of forfeiture. The vesting restrictions and period during which the transferability restrictions are applicable are determined on a case-by-case basis. During the restricted period, the restricted shares may not be transferred or encumbered but the recipient has the right to vote and receive dividends on the restricted shares. At March 31, 1994, a contingent award totalling 19,320 restricted Company shares was outstanding, to be issued in conjunction with and as a result of the exercise of certain stock options. No restricted shares were issued as of March 31, 1994 or 1993. Once the restricted shares are issued, they would be forfeited if, during the five years after issuance, a disposition was made of the option shares, except for dispositions specifically permitted by the grant. The ownership of the restricted shares will vest at the end of the five year period in which they are subject to forfeiture.

At March 31, 1994 and 1993, 3,000,000 shares of no par value preferred stock were authorized and unissued.

Under a Shareholder Rights Plan, one preferred stock purchase right has been distributed as a dividend for each outstanding common share. Each right entitles the holder to purchase, under certain conditions, one two-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $50, subject to adjustment. The rights will not be exercisable unless a person (as defined in the plan) acquires beneficial ownership of 16% or more of the outstanding common shares, or a person commences a tender offer or exchange offer, which upon its consummation such person would beneficially own 16% or more of the outstanding common shares.

If after the rights become exercisable a person becomes the beneficial owner of 16% or more of the outstanding common shares (except pursuant to an offer for all shares approved by the Board of Directors), each holder (other than the acquirer) will be entitled to receive, upon exercise, common shares having a market value of twice the exercise price. In addition, if the Company is involved in a merger (other than a merger which follows an offer for all shares approved by the Board of Directors), major sale of assets or other business combination, each holder of a right (other than the acquirer) will be entitled to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price.

The rights may be redeemed for $.01 per right at any time prior to ten days following the acquisition by a person of 16% or more of the outstanding common shares. The rights expire on May 1, 2000.

(10) FOREIGN CURRENCY TRANSLATION

Foreign exchange gains (losses) included in the Consolidated Statements of Earnings primarily relate to the revenue generating and purchasing activities in Brazil, Venezuela, United Kingdom, Singapore, Trinidad and Nigeria.

A cumulative foreign currency translation adjustment has been recorded relative to investments in Venezuelan subsidiaries and in the Company's Marine joint-venture, Tidewater Port Jackson.

(11) COMMITMENTS AND OTHER MATTERS

An employment and consulting agreement exists with the Company's chairman of the board, president and chief executive officer whereby he will continue as an employee until September 1994 and thereafter for a period of three years will serve as a consultant to the Company. The terms of the agreement provide, among other things, for an annual salary/consulting fee and certain other benefits. Provisions are also contained in the agreement pertaining to termination, including certain events related to a change in control of the company. Compensation continuation agreements exist with all other officers of Tidewater Inc. whereby each receives compensation and benefits in the event that his or her employment is terminated following certain events relating to a change in control of the company. The maximum amount of compensation that could be paid under the agreements, based on present salary levels, is approximately $5,323,000. The amount that could be paid for certain benefits is not presently determinable.

In March 1993 the Company requested that the Company's chairman of the board, president and chief executive officer amend his then existing employment and consulting agreement. For its benefit, the Company elected to amend the agreement in view of possible changes to tax laws then under consideration by the Clinton administration and Congress. The amendment accelerated the vesting of all outstanding shares of restricted stock such that these shares became fully vested and freely transferable immediately. The original terms of the restricted stock shares included restrictions during the employment term of the agreement. Due to the acceleration of the vesting of the restricted stock shares on March 31, 1993, the then remaining deferred compensation of $2,850,000 was charged to other expenses in the Consolidated Statements of Earnings in fiscal 1993.

The Amendment also provided for an immediate lump-sum distribution of the present value of benefits under the Company's supplemental retirement plan, including the additional benefits that would have accrued assuming he remained employed by the Company through September 24, 1994. The lump-sum distribution amounted to $2,212,000 and included $921,000 for unaccrued benefits which was charged to other expenses in the Consolidated Statements of Earnings in fiscal 1993.

Zapata Gulf participated in insurance programs with a shareholder and other entities which include maximum amounts of coverage for the participants as a group. Included in marine operating costs and expenses for the years ended March 31, 1993 and 1992 are provisions of $2,000,000 and $5,000,000, respectively, for estimated losses in excess of the maximum amount of coverage for policy periods ended September 30, 1992 and March 31, 1991.

In 1983, the EPA notified two subsidiaries of the Company that they were among 53 potentially responsible parties (PRP's) for cleanup costs at the Western Sand and Gravel site in Rhode Island.

In 1989, the EPA notified another subsidiary of the Company that it was a PRP for cleanup costs at a National Priorities List site. EPA later nominated the subsidiary a de minimis participant for this site.

In the opinion of management, the ultimate liability with respect to these matters will not have a material adverse effect on the Company's financial position.

Various other legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position.

(12) BUSINESS SEGMENTS AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The Company operates principally in two business segments. Tidewater Marine provides support services to the offshore oil and gas industry, and Tidewater Compression provides the energy industry with engineered products and services used primarily in oil and gas production, enhanced recovery, natural gas transmission, and natural gas processing. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for disclosures of additions to properties and equipment, identifiable assets, revenues, operating profit and depreciation for each business segment.

(13) SUPPLEMENTARY INFORMATION--QUARTERLY FINANCIAL DATA (UNAUDITED)

Years Ended March 31, 1994 and 1993
(in thousands, except per share data)

1994                                                     First         Second          Third         Fourth
- -------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                                  $  116,225        119,750        118,971       111,655
   Compression operations                                 12,932         14,419         14,002        14,118
- -------------------------------------------------------------------------------------------------------------
                                                      $  129,157        134,169        132,973       125,773
=============================================================================================================

Operating profit:
   Marine operations                                  $   15,334         18,718         21,886         9,845
   Compression operations                                  1,132          2,366          1,951         1,446
- -------------------------------------------------------------------------------------------------------------
                                                      $   16,466         21,084         23,837        11,291
=============================================================================================================
Earnings before extraordinary item                    $    8,214          9,142         13,542         5,232
=============================================================================================================
Net earnings (loss)                                   $    8,214          4,692         13,542        (2,288)
=============================================================================================================

Primary and fully diluted earnings
   per common share:
   Earnings before extraordinary item                 $     0.15           0.17           0.25           .10
=============================================================================================================
   Net earnings (loss)                                $     0.15           0.09           0.25          (.04)
=============================================================================================================


1993
- -------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                                  $   96,440        105,865        107,149       103,985
   Compression operations                                 14,202         14,397         17,363        16,137
- -------------------------------------------------------------------------------------------------------------
                                                      $  110,642        120,262        124,512       120,122
=============================================================================================================

Operating profit:
   Marine operations                                  $   12,024         18,456         13,687         8,830
   Compression operations                                  3,014          2,117          2,895         2,151
- -------------------------------------------------------------------------------------------------------------
                                                      $   15,038         20,573         16,582        10,981
=============================================================================================================
Earnings from continuing operations                   $    6,672         11,365          7,317         2,455
=============================================================================================================
Earnings before cumulative effect
   of accounting change                               $    6,959         11,901          7,780         4,268
=============================================================================================================
Net earnings                                          $      319         11,901          7,780         4,268
=============================================================================================================

Primary and fully diluted earnings
   per common share:
   Earnings from continuing operations                $     0.13           0.21           0.14          0.05
=============================================================================================================
   Earnings before cumulative effect
      of accounting change                            $     0.14           0.22           0.15          0.08
=============================================================================================================
   Net earnings                                       $     0.01           0.22           0.15          0.08
=============================================================================================================


Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine and Compression segments.

See notes (2), (6), (7) and (11) for detailed information regarding transactions which affect fiscal 1994 and 1993 quarterly amounts.

                                                                      SCHEDULE I


                        TIDEWATER INC. AND SUBSIDIARIES
                             MARKETABLE SECURITIES
                      YEARS ENDED MARCH 31, 1994 AND 1993
                                 (IN THOUSANDS)




      Column A            Column B              Column C             Column D              Column E

                                                                                          Amount at
                                                                                         Which Shown
     Issuer of            Number of                                   Market                In the
     Securities             Units                 Cost                 Value            Balance Sheet
    ------------        -------------         ------------         -------------        -------------
   1994
   United States
   Treasury Bills              19             $  92,523              $  92,841           $   92,841
                         =========            ==========             ==========          ===========


   1993
   United States
   Treasury Bills              20             $  93,815              $  94,173           $   94,173
                         =========            ==========             ==========          ===========

                                                                      SCHEDULE V

                        TIDEWATER INC. AND SUBSIDIARIES
                            PROPERTIES AND EQUIPMENT
                   YEARS ENDED MARCH 31, 1994, 1993, AND 1992
                                 (IN THOUSANDS)


            Column A                 Column B        Column C        Column D        Column E         Column F
            --------                 --------        --------        --------        --------         --------
                                                                                       Other          Balance
                                    Balance at                                        Changes            at
                                    Beginning        Additions                          Add            End of
         Classifications            of period         at Cost       Retirements       (Deduct)         Period
         ---------------          -------------     -----------     -----------      ---------        --------

                  1994
Vessels and marine equipment      $  1,133,361        30,697           7,733         (33,708)       1,122,617
                                                                                    (A,C,D,G)
Land                                     2,924            29            ---             ---             2,953
Buildings                               13,767           554              39            (103)          14,179
                                                                                          (A)
Dock facilities and shop
  machinery and equipment                9,073           439              90             (53)           9,369
                                                                                          (A)
Compressors and other
  rental equipment                     110,285        19,705           6,182          (1,494)         122,314
                                                                                          (H)
Furniture and fixtures                   7,891           818           1,355             (44)           7,310
Autos and trucks                         6,899         1,077             612             (11)           7,353
Domestic oil and gas properties          3,365          ---            3,215            ---               150
- -------------------------------------------------------------------------------------------------------------
                                  $  1,287,565        53,319          19,226         (35,413)       1,286,245
=============================================================================================================
                  1993
Vessels and marine equipment         1,128,021        44,573           5,566         (33,667)       1,133,361
                                                                                  (A,C,D,E,F)
Land                                     2,925          ---             ---               (1)           2,924
Buildings                               13,476           702             384             (27)          13,767
                                                                                          (A)
Dock facilities and shop
  machinery and equipment                9,572           437             595            (341)           9,073
Compressors and other                                                                     (A)
  rental equipment                     110,298         4,756           4,840              71          110,285
Furniture and fixtures                   7,252           978             314             (25)           7,891
Autos and trucks                         6,891           920             761            (151)           6,899
Domestic oil and gas properties          3,365          ---             ---              ---            3,365
- -------------------------------------------------------------------------------------------------------------
                                  $  1,281,800        52,366          12,460         (34,141)       1,287,565
=============================================================================================================
                  1992
Vessels and marine equipment         1,118,942        28,258           4,874         (14,305)       1,128,021
                                                                                      (A,B,C)
Land                                     2,925          ---             ---              ---            2,925
Buildings                               13,403           132              26             (33)          13,476
                                                                                          (A)
Dock facilities and shop
  machinery and equipment                8,639         1,163              36            (194)           9,572
                                                                                          (A)
Compressors and other
  rental equipment                     107,067         8,055           4,824            ---           110,298
Furniture and fixtures                   6,788           732             256             (12)           7,252
Autos and trucks                         6,709         1,006             817              (7)           6,891
Domestic oil and gas properties          3,365          ---             ---             ---             3,365
- -------------------------------------------------------------------------------------------------------------
                                  $  1,267,838        39,346          10,833         (14,551)       1,281,800
=============================================================================================================

(A) Amortization of major repairs to fully depreciated vessels, leasehold improvements and excess cost of investment is charged directly to the related asset account and amounted to $11,007,000 in 1994, $9,167,000 in 1993, and $6,719,000 in 1992.
(B)   Reclassification of vessel equipment of $94,000 in 1992.
(C) Vessels withdrawn from service pending disposition and transferred to other non-current assets were $17,887,000 in 1994, $11,427,000 in 1993, and $7,718,000 in 1992.
(D) Transfer of vessels from unconsolidated marine joint ventures in 1994 of $1,930,000 and transfer of vessels to unconsolidated marine joint ventures in 1993 of $3,952,000.
(E) Exchange of two towing supply vessels for three supply vessels and one utility vessel in 1993 of $8,576,000.
(F)   Reclassification of accumulated amortization in 1993 of $813,000.
(G) Reclassification of accumulated depreciation of $6,988,000 on five marine service vessels pursuant to cancellation of capitalized lease obligations.
(H)   Write-off of fully depreciated obsolete equipment.

                                                                     SCHEDULE VI
                        TIDEWATER INC. AND SUBSIDIARIES
              ACCUMULATED DEPRECIATION OF PROPERTIES AND EQUIPMENT
                   YEARS ENDED MARCH 31, 1994, 1993, AND 1992
                                 (IN THOUSANDS)


            Column A                 Column B        Column C        Column D        Column E         Column F
            --------                 --------        --------        --------        --------         --------
                                                                                       Other          Balance
                                    Balance at                                        Changes            at
                                    Beginning        Additions                          Add            End of
         Classifications            of period         at Cost       Retirements      (Deduct)          Period
         ---------------           -----------      -----------     -----------     ----------        --------
                  1994
Vessels and marine equipment      $    704,994        61,445           4,463         (20,724)         741,252
                                                                                      (A,B,E)
Buildings                                7,837           452              38              (5)           8,246
Dock facilities and shop
  machinery and equipment                5,753           623              90             143            6,429
Compressors and other
  rental equipment                      69,323         8,432           5,377          (1,494)          70,884
                                                                                          (F)
Furniture and fixtures                   6,035           626           1,297             (14)           5,350
Autos and trucks                         5,286         1,067             593              (4)           5,756
Domestic oil and gas properties          3,516          ---            3,366            ---               150
- -------------------------------------------------------------------------------------------------------------
                                  $    802,744        72,645          15,224         (22,098)         838,067
=============================================================================================================
                  1993
Vessels and marine equipment           672,003        60,098           4,850         (22,257)         704,994
                                                                                    (A,B,C,D)
Buildings                                7,723           525             349             (62)           7,837
Dock facilities and shop
  machinery and equipment                5,213           628             144              56            5,753
Compressors and other
  rental equipment                      64,045         7,638           2,433              73           69,323
Furniture and fixtures                   5,661           563             188              (1)           6,035
Autos and trucks                         5,027         1,186             754            (173)           5,286
Domestic oil and gas properties          3,449            67            ---             ---             3,516
- -------------------------------------------------------------------------------------------------------------
                                  $    763,121        70,705           8,718         (22,364)         802,744
=============================================================================================================
                  1992
Vessels and marine equipment           616,324        61,584             974          (4,931)         672,003
                                                                                          (A)
Buildings                                6,981           770              24              (4)           7,723
Dock facilities and shop
  machinery and equipment                4,683           569              25             (14)           5,213
Compressors and other
  rental equipment                      59,814         7,818           3,587            ---            64,045
Furniture and fixtures                   5,276           634             242              (7)           5,661
Autos and trucks                         4,407         1,304             780              96            5,027
Domestic oil and gas properties          3,365            84            ---             ---             3,449
- -------------------------------------------------------------------------------------------------------------
                                  $    700,850        72,763           5,632          (4,860)         763,121
=============================================================================================================

(A) Accumulated depreciation on vessels withdrawn from service pending disposition and transferred to other non-current assets was $14,776,000 in 1994, $9,650,000 in 1993, and $4,911,000 in 1992.
(B) Transfer of vessels from unconsolidated marine joint ventures in 1994 of $1,130,000 and transfer of vessels to unconsolidated marine joint ventures in 1993 of $3,153,000.
(C) Exchange of two towing supply vessels for three supply vessels and one utility vessel in 1993 of $8,576,000.
(D)   Reclassification of accumulated amortization in 1993 of $813,000.
(E) Reclassification of accumulated depreciation of $6,988,000 on five marine service vessels pursuant to cancellation of capitalized lease \ obligations.
(F)   Write-off of fully depreciated obsolete equipment.

                                                                   SCHEDULE VIII
                        TIDEWATER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1994, 1993, AND 1992
                                 (IN THOUSANDS)




      Column A                                Column B          Column C        Column D         Column E
      --------                                --------          --------        --------         --------
                                                                                                 Balance
                                             Balance at                                             at
                                             Beginning         Additions                          End of
      Description                            of period          at Cost        Deductions         Period
      -----------                           -----------       -----------      ----------        --------
           1994
Deducted in balance sheet from
   trade accounts receivables:
   Allowance for doubtful accounts          $    6,218            1,741            1,215  (B)        6,744
                                            ==========         ========         ========          ========

Deducted in balance sheet from
   other assets:
   Amortization of goodwill and
      debt issuance costs                   $    1,479              321              860  (D)          940
                                            ==========         ========         ========          ========

           1993
Deducted in balance sheet from
   trade accounts receivable:
   Allowance for doubtful accounts          $    7,442              533            1,757  (B,C)      6,218
                                            ==========            =====            =====             =====

Deducted in balance sheet from
   other assets:
   Amortization of goodwill and
      debt issuance costs                   $    1,055              424             ---              1,479
                                            ==========            =====           ======             =====

           1992
Deducted in balance sheet from
   trade accounts receivables:
   Allowance for doubtful accounts          $    6,038            1,919              515  (A,B)      7,442
                                            ==========            =====            =====             =====

Deducted in balance sheet from
   other assets:
   Amortization of goodwill and
      debt issuance costs                   $      621              434             ---              1,055
                                            ==========            =====           ======             =====


(A) Recovery of accounts receivable for which an allowance had been previously provided.
(B) Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.
(C) Includes reclass of Sea-Barge balance of $1,388,000 to other current assets due to sale of the Container Shipping segment.
(D)   Write-off of patent, deferred debt costs and underwriting commissions.

                                                                      SCHEDULE X


                        TIDEWATER INC. AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   YEARS ENDED MARCH 31, 1994, 1993 AND 1992




          Column A                                                              Column B
          --------                                                              --------

                                                                     Charged to Costs and Expenses
                                                                             (in thousands)

            Item                                           1994                   1993                   1992
            ----                                           ----                   ----                   ----
Maintenance and repair                                  $   76,903               71,133                 73,229
                                                        ==========               ======                 ======

Depreciation and amortization                           $   83,652               80,317                 79,836
                                                        ==========               ======                 ======


Reconciliation:

   Amortization - Schedule V                            $   11,007                9,167                  6,719
   Depreciation - Schedule VI                               72,645               70,705                 72,763
   Write-down of Vessels (A)                                 ---                    445                    354
                                                        ----------               ------                 ------

                                                        $   83,652               80,317                 79,836
                                                        ==========               ======                 ======



(A) Amounts are for write-down of Marine vessels withdrawn from service pending disposition and included in other non-current assets.

                                 TIDEWATER INC.

                                EXHIBITS FOR THE

                           ANNUAL REPORT ON FORM 10-K

                        FISCAL YEAR ENDED MARCH 31, 1994

                                 EXHIBIT INDEX

      The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  3(a)    -  Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

  3(b)    -  Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b)
             to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

  4(a)    -  Restated Rights Agreement dated as of December 17, 1993 between
             Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 4 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993).

 10(a)    -  Letter of Credit Agreement dated as of September 7, 1990 (filed with the Commission as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1990).

 10(b)    -  $130,000,000 Revolving Credit and Term Loan Agreement dated
             February 23, 1993 (filed with the Commission as Exhibit 10 to the
             Company's report on Form 8-K for February 23, 1994).

 10(c)    -  Tidewater Inc. 1975 Incentive Program Stock Option Plan, as
             amended in 1990 (filed with the Commission as Exhibit 10(c) to the Company's annual report on Form 10-K for the fiscal year ended
             March 31, 1991).

 10(d)    -  Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(e)    -  Tidewater Inc. Amended and Restated Supplemental Executive
             Retirement Plan (filed with the Commission as Exhibit 10(g) to the
             Company's annual report on Form 10-K for the fiscal year ended
             March 31, 1993).

 10(f)    -  Tidewater Inc. Amended and Restated Employees' Supplemental
             Savings Plan (filed with the Commission as Exhibit 10(h) to the
             Company's annual report on Form 10-K for the fiscal year ended
             March 31, 1993).
 10(g)    -  Supplemental Health Plan for Executive Officers of Tidewater Inc.
             (filed with the Commission as Exhibit 10(i) to a Registration
             Statement on September 12, 1989, Registration No. 33-31016).

*10(h)    -  Tidewater Inc. Deferred Compensation Plan for Directors.

 10(i)    -  Tidewater Inc. Retirement Plan for Directors as adopted on March
             22, 1990 (filed with the Commission as Exhibit 10(k) to the
             Company's annual report on Form 10-K for the fiscal year ended
             March 31, 1990).

 10(j)    -  Employment and Consulting Agreement dated as of March 31, 1993 between Tidewater Inc. and John P. Laborde as amended (filed with the Commission as Exhibit 10(l) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(k)    -  Form of Severance Agreement entered into as of August 1, 1985 with eleven executive officers and key employees, as amended (filed with the Commission as Exhibit 10(j) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

 10(l)    -  Form of Severance Agreement entered into as of February 18, 1992 with three executive officers, as amended (filed with the Commission as Exhibit 10(k) to the Company's annual report on Form
             10-K for the fiscal year ended March 31, 1992).

 10(m)    -  Standstill Agreement dated as of November 11, 1992 between
             Tidewater Inc. and Zapata Corporation (filed with the Commission as Exhibit 10(o) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

*10(n)    -  First Amendment to Standstill Agreement dated January 24, 1994 between Tidewater Inc. and Zapata Corporation.

 10(o)    -  Agreement, dated August 11, 1989, by and among the Company and
             Irwin L. Jacobs, Daniel T. Lindsay, Gerald A.  Schwalbach, TR
             Holdings, Inc. and Minstar, Inc. (filed with the Commission as
             Exhibit 1 to the Company's report on Form 8-K for August 11,
             1989).

 10(p)    -  Form of Stockholder Agreement entered into by and between the
             Company and each of the stockholders of Zapata Gulf Marine
             Corporation (filed with the Commission as Exhibit 10(r) to the Company's annual report on Form 10-K for the fiscal year ended
             March 31, 1992).

  *11     -  Earnings per share Computation Information.

  *22     -  Subsidiaries of the Company.

  *24     -  Consent of Independent Accountants.