Form 10-Q
period 1994-06-30
TIDEWATER INC
filed 1994-07-21
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended JUNE 30, 1994

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
       ___________________________ to ____________________________

                         Commission file number 1-6311

                                 TIDEWATER INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      72-0487776
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification Number)

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

                                                YES    X            NO
                                                    -------            -------

53,079,217 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 19, 1994. Registrant has no other class of common stock outstanding.



                                 (This document contains 22 sequentially
                                 Numbered pages including exhibits, indices, and financial statements, notes to financial statements and schedules. The exhibit index to this document is located at page 21.)

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30,               March 31,
ASSETS                                                                                       1994                   1994
- - -----------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash, including temporary cash investments                                            $   78,453                  106,788
   Trade and other receivables                                                              142,236                  140,627
   Inventories                                                                               35,335                   34,561
   Other current assets                                                                       4,670                    4,440
- - -----------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                   260,694                  286,416
- - -----------------------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                                                  20,500                   21,843

Properties and equipment                                                                  1,290,551                1,286,245
  Less accumulated depreciation                                                             851,952                  838,067
- - -----------------------------------------------------------------------------------------------------------------------------
       Net properties and equipment                                                         438,599                  448,178
Other assets                                                                                 53,662                   53,449
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                         $  773,455                  809,886
=============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
- - -----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Convertible subordinated debentures redeemed
   on April 18, 1994                                                                           ---                    47,526
  Current maturities of other long-term debt                                                  2,679                    2,730
  Accounts payable and accrued expenses                                                      63,256                   69,804
  Income taxes                                                                               14,475                   10,230
- - -----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               80,410                  130,290
- - -----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                        47,874                   45,099
Long-term debt                                                                                1,595                    1,952
Accrued property and liability losses                                                        37,522                   36,163
Other liabilities and deferred credits                                                       39,859                   39,421
Stockholders' equity:
   Common stock of $.10 par value; issued 53,074,983
       shares at June and 53,022,955 shares at March                                          5,307                    5,302
   Additional paid-in capital                                                               332,550                  331,690
   Retained earnings                                                                        239,135                  231,001
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                            576,992                  567,993
   Less:
   Cumulative foreign currency translation adjustment                                        10,797                   11,032
- - -----------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                           566,195                  556,961
Commitments and other matters (Note 3)
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                         $  773,455                  809,886
=============================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

- - --------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                             June 30,
                                                                                  ----------------------------
                                                                                      1994             1993
- - --------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                                                               $ 118,418          116,225
   Compression operations                                                             14,913           12,932
- - --------------------------------------------------------------------------------------------------------------
                                                                                     133,331          129,157
- - --------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Marine operations                                                                  72,409           72,637
   Compression operations                                                              8,627            7,334
   Depreciation                                                                       20,565           20,750
   General and administrative                                                         15,271           15,033
- - --------------------------------------------------------------------------------------------------------------
                                                                                     116,872          115,754
- - --------------------------------------------------------------------------------------------------------------
                                                                                      16,459           13,403
Other income (expenses):
   Foreign exchange loss                                                                (632)            (213)
   Gain on sales of assets                                                             2,324              434
   Equity in net earnings of unconsolidated
      companies                                                                          936              675
   Minority interests                                                                   (565)            (806)
   Interest and miscellaneous income                                                   3,139            1,729
   Interest expense                                                                     (407)          (2,777)
- - --------------------------------------------------------------------------------------------------------------
                                                                                       4,795             (958)
- - --------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                          21,254           12,445
Income taxes                                                                           7,813            4,231
- - --------------------------------------------------------------------------------------------------------------
Net earnings                                                                       $  13,441            8,214
==============================================================================================================
Primary and fully-diluted net earnings per
  common share                                                                     $     .25              .15
==============================================================================================================
Weighted average common shares and equivalents                                    53,387,343       53,331,448
==============================================================================================================
Cash dividends declared per common share                                           $     .10            ---
==============================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

- - ------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                          June 30,
                                                                              ------------------------------
                                                                                  1994               1993
- - ------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     $  31,232              27,582
- - ------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                                  4,237               1,724
   Additions to properties and equipment                                        (12,116)            (12,063)
   Investments in unconsolidated companies, net of
      dividends received                                                          2,317              (1,946)
   Investment from minority interests, net of
      dividends paid                                                             (1,629)               (462)
- - ------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                    (7,191)            (12,747)
- - ------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt                                         (47,074)             (2,529)
   Cash dividends paid                                                           (5,307)             (5,289)

   Other                                                                              5                 290
- - ------------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                                   (52,376)             (7,528)
- - ------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash, including
   temporary cash investments                                                   (28,335)              7,307
- - ------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments
   at beginning of period                                                       106,788             108,969
- - ------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments
   at end of period                                                           $  78,453             116,276
============================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                $   1,340               3,562
      Income taxes                                                            $     812               2,002
============================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

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

(2)    Earnings per Share Data

       Primary and fully diluted earnings per share data are computed on the weighted average number of shares and dilutive equivalent shares of common stock (stock options and restricted stock grants) outstanding during each period using the treasury stock method.

(3)    Commitments and Other Matters

       An employment and consulting agreement exists with the company's chairman of the board, president and chief executive officer whereby he will continue as an employee until the 1994 annual meeting of stockholders, and thereafter for a period of three years will serve as a consultant to the company. The terms of the agreement provide, among other things, for an annual salary/consulting fee. Compensation continuation agreements exist with all other officers of Tidewater Inc., whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum compensation amount that could be paid under the compensation continuation agreements, based on present salary levels, is approximately $5,642,000. The amount that could be paid for certain benefits is not presently determinable.

(4)    Income Taxes

       Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 37% and 34% for the quarters ended June 30, 1994 and 1993, respectively.

(5)    Segment Information

       Revenues and operating profits for the company's business segments are as follows:

                                                                                (In thousands)
                                                                              Three Months Ended
                                                                                    June 30,
                                                                        -----------------------------
                                                                           1994                1993
- - ------------------------------------------------------------------------------------------------------
Revenues:
     Marine                                                             $ 118,418             116,225
     Compression                                                           14,913              12,932
- - ------------------------------------------------------------------------------------------------------
                                                                        $ 133,331             129,157
======================================================================================================

Operating profit:
     Marine:
        From operations                                                 $  17,210              14,932
        Gain on sales of assets                                             2,277                 402
        Other unusual item                                                  1,700                ---
- - ------------------------------------------------------------------------------------------------------
           Total Marine operating profit                                $  21,187              15,334
======================================================================================================

     Compression:
        From operations                                                     1,735               1,099
        Gain on sales of assets                                                47                  33
- - ------------------------------------------------------------------------------------------------------
           Total Compression operating profit                           $   1,782               1,132
======================================================================================================


The $1.7 million other unusual item is related to refunds received from the settlement of property tax disputes related to prior years. The settlement amount is included in interest and miscellaneous income in the Condensed Consolidated Statement of Earnings for the period ended June 30, 1994.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
  of Tidewater Inc.:


We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 1994 and the related condensed consolidated statements of earnings and cash flows for the three month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tidewater Inc. as of March 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 5, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1994 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





KPMG PEAT MARWICK

New Orleans, Louisiana
July 19, 1994

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion and analysis of financial position and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures.

Both operating performance and financial condition improved during the first quarter of fiscal 1995. Operating performance was much better in the current quarter principally due to higher profits from both of the company's business segments. Financial condition improved for the quarter ended June 30, 1994 due to the early redemption of the Company's 7% convertible subordinated debentures. Presently, Tidewater is essentially debt-free.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 1995 first quarter operating activities generated higher cash than the amounts produced for the quarter ended June 30, 1993. Marine operating margins, defined as revenues less operating expenses, excluding depreciation, primarily determine the overall level of cash from operations. Current quarter Marine operating margins were higher than the corresponding quarter of the prior fiscal year primarily because of better market conditions and lower vessel operating costs. Operating activities have generated and continue to generate cash in excess of amounts required to satisfy current obligations. Utilization levels and day/rental rates expected for the remainder of fiscal 1995 for the Marine vessel fleet and Compression rental equipment should preserve this condition.

Investing activities for the quarter ended June 30, 1994 consumed a smaller amount of cash than was consumed for the first and fourth quarters of fiscal 1994. The principal components that primarily determine the amount of cash used for investing activities are additions to properties and equipment and proceeds from sales of assets. The following tables compare these two items by business segment for the quarters ended June 30, and March 31:

                                                                                   (In thousands)
- - ---------------------------------------------------------------------------------------------------------------
                                                                               June                    March
                                                                    -------------------------        ----------
                                                                     1994               1993            1994
- - ---------------------------------------------------------------------------------------------------------------
Additions to Properties and Equipment:
   Marine:
      Additional equipment                                          $  5,685            2,359             ---
      Modifications/additions to
         existing equipment                                            3,963            6,034            6,212
      Other                                                              682              467              620
- - ---------------------------------------------------------------------------------------------------------------
                                                                      10,330            8,860            6,832
- - ---------------------------------------------------------------------------------------------------------------
   Compression:
      Additional equipment                                              ---             1,771            1,068
      Modifications/additions to
         existing equipment                                            1,369            1,054              342
      Other                                                              277              253              166
- - ---------------------------------------------------------------------------------------------------------------
                                                                       1,646            3,078            1,576
   General Corporate                                                     140              125               80
- - ---------------------------------------------------------------------------------------------------------------
                                                                    $ 12,116           12,063            8,488
===============================================================================================================

Proceeds from sales of assets:
      Marine equipment                                                 4,140            1,404            1,021
      Compression equipment                                               97              320               96
- - ---------------------------------------------------------------------------------------------------------------
                                                                    $  4,237            1,724            1,117
===============================================================================================================

During the quarter ended June 30, 1994 the Marine segment exercised purchase options on four supply vessels previously operated under long-term lease and purchased one other vessel. Fiscal 1994 first quarter Marine additions include one towing supply vessel and one crewboat. Compression additional equipment for the quarter ended June 30, 1993 was for the purchase of several gas compressors. Because current economic circumstances generally do not produce an adequate return on investment relative to the costs of new construction, expansion of the Marine vessel fleet and Compression rental fleet will continue to come primarily from existing industry supplies.

Cash used in financing activities for the three-month period ended June 30, 1994 was significantly greater than the amounts consumed for the quarters ended June 30, 1993 and March 31, 1994 due to increased principal payments on long-term debt. Fiscal 1995 first quarter principal payments on long-term debt include approximately $46 million for the April 18, 1994 redemption of the then outstanding 7% convertible subordinated debentures due 2010. Prior to redemption, holders converted $1,113,000 of debentures into 44,520 shares of company common stock. Principal payments on long-term debt for the first and fourth quarters of fiscal 1994 consist of normal scheduled debt repayments.

Due to the timing of the fiscal 1994 meetings of the Board of Directors a quarterly dividend was not declared during the quarter ended June 30, 1993. For the current quarter a dividend of $.10 per common share was declared and
paid.   Continued dividend payments are subject to declaration by the Board of
Directors and are subject to limitation by the Company's revolving credit and term loan agreement.

RESULTS OF OPERATIONS

Revenues and operating profit by business segment and geographic distribution for the quarters ended June 30 and March 31 are:

                                                                                   (In thousands)
- - --------------------------------------------------------------------------------------------------------------
                                                                               June                    March
                                                                    -------------------------        ---------
                                                                     1994              1993             1994
- - --------------------------------------------------------------------------------------------------------------
Revenues:
   Marine:
      United States                                               $  53,670           43,540           50,948
      Foreign                                                        64,748           72,685           60,707
- - --------------------------------------------------------------------------------------------------------------
                                                                    118,418          116,225          111,655
  Compression - United States                                        14,913           12,932           14,118
- - --------------------------------------------------------------------------------------------------------------
                                                                  $ 133,331          129,157          125,773
==============================================================================================================

Operating profit (loss):
   Marine:
      United States                                                  12,535            6,757            6,239
      Foreign                                                         8,652            8,577            3,606
- - --------------------------------------------------------------------------------------------------------------
                                                                     21,187           15,334            9,845
- - --------------------------------------------------------------------------------------------------------------
   Compression                                                        1,782            1,132            1,446
   Equity in net earnings of unconsolidated
      companies                                                         936              675              797
   Other income (expense)                                                61              815             (440)
   General corporate expenses                                        (2,305)          (2,734)          (2,517)
   Interest expense                                                    (407)          (2,777)          (1,203)
   Income taxes                                                      (7,813)          (4,231)          (2,696)
- - ---------------------------------------------------------------------------------------------------------------
   Earnings before extraordinary item                                13,441            8,214            5,232
   Extraordinary item                                                  ---              ---            (7,520)
- - ---------------------------------------------------------------------------------------------------------------
   Net earnings (loss)                                            $  13,441            8,214           (2,288)
===============================================================================================================

Consolidated revenues and earnings before extraordinary item for the first quarter of fiscal 1995 rose above the prior year's first and fourth quarter amounts. Higher Marine and Compression operating profits and considerably lower interest expense were the primary factors generating the increase in earnings before extraordinary item. Included in Marine operating profit in the current quarter is approximately $1.7 million of refunds resulting from the settlement of prior years property tax disputes and $2.3 million of gain on sales of assets. Excluding those items, higher fiscal 1995 first quarter Marine operating profit compared with the same quarter of fiscal 1994 is primarily due to higher average vessel day rates for vessels operating in the U.S. Gulf of Mexico combined with lower vessel operating costs. Higher utilization of the domestic-based vessel fleet and higher utilization and average day rates for the foreign-based vessel fleet as a result of increased offshore activity following the normal seasonal slowdown, are the principal reasons for the increase in current quarter Marine operating profit compared with the prior quarter amount. Higher fiscal 1995 first quarter Compression operating profit compared with the same period of fiscal 1994 is primarily due to higher utilization of a larger fleet of gas compressors and a higher volume of engineered product sales. Higher sales of engineered products was the primary reason for the increase in current quarter Compression operating profit over the prior quarter. Lower interest expense for the three months ended June 30, 1994 is directly attributable to the early retirements of long-term debt in the prior fiscal year and to a lesser extent, the current quarter redemption of the convertible subordinated debentures. Higher income taxes are principally due to the exhaustion of book-based net operating loss carryforwards.

The extraordinary item in the fourth quarter of fiscal 1994 is a result of the April 18, 1994 early redemption of the remaining outstanding 7% convertible subordinated debentures due 2010. The extraordinary charge consists of a $644,000 prepayment premium and the write-off of unamortized original issue discount and deferred finance costs of $10,926,000, less $4,050,000 of income tax benefits.

General and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

                                                                                   (In thousands)
- - --------------------------------------------------------------------------------------------------------------
                                                                               June                    March
                                                                    -------------------------        ---------
                                                                     1994              1993             1994
- - --------------------------------------------------------------------------------------------------------------
Type:
   Personnel                                                        $  9,047            9,638           9,775
   Office and property                                                 2,362            2,369           2,675
   Sales and marketing                                                 1,053            1,003           1,092
   Professional services                                                 826            1,323           1,182
   Taxes other than income taxes                                         590              551             615
   Other                                                               1,393              149           1,438
- - --------------------------------------------------------------------------------------------------------------
                                                                    $ 15,271           15,033          16,777
==============================================================================================================

Fiscal 1994 first quarter personnel costs include approximately $500,000 of severance costs related to the termination of several employees in Nigeria. Professional services for the first quarter of fiscal 1994 include approximately $350,000 for costs associated with a secondary common stock offering.

MARINE SEGMENT

The marine segment provides a diverse range of services and equipment to the offshore oil and gas industry. Because operating costs and depreciation do not change proportionally with changes in revenues, the amount of operating profit for the Marine segment is primarily determined by vessel fleet utilization and day rates. Operating margins from brokered vessel and shipyard activity generally contribute nominally to Marine operating profit.

Revenues for the Marine segment for the quarters ended June 30 and March 31 consist of the following:

                                                                                   (In thousands)
- - --------------------------------------------------------------------------------------------------------------
                                                                               June                    March
                                                                    -------------------------        ---------
                                                                      1994             1993             1994
- - --------------------------------------------------------------------------------------------------------------
Owned or chartered vessels:
   Domestic                                                         $  45,536           40,406         44,432
   Foreign                                                             64,290           72,685         60,609
- - --------------------------------------------------------------------------------------------------------------
                                                                      109,826          113,091        105,041
Brokered vessels                                                        2,869            2,428          1,975
Shipyard sales                                                          5,723              706          4,639
- - --------------------------------------------------------------------------------------------------------------
                                                                    $ 118,418          116,225        111,655
==============================================================================================================

Marine fleet utilization is affected primarily by market conditions. It is also influenced to a lesser degree by drydockings to satisfy safety and inspection requirements. Marine vessels must undergo periodic inspections to remain properly classified and certified. These inspections, whenever possible, are done during seasonally slow periods to minimize the impact on vessel operations and are only done if the vessel is considered to have continuing economic viability. The following table compares day-based Marine fleet utilization percentages by vessel class and in total for the quarters ended June 30 and March 31:

                                                                               June                     March
                                                                      -----------------------         --------
                                                                       1994             1993             1994
- - --------------------------------------------------------------------------------------------------------------
UTILIZATION:
 Domestic-based fleet:
   Towing Supply/Supply                                                84.6%            91.9%            82.9%
   Crew/Utility                                                        91.0%            90.5%            89.8%
   Offshore Tugs                                                       66.0%            64.8%            57.2%
   Other                                                               51.6%            76.8%            44.5%
   Total                                                               79.8%            83.5%            75.5%

 Foreign-based fleet:
   Towing Supply/Supply                                                82.2%            80.7%            76.1%
   Crew/Utility                                                        73.5%            77.6%            71.4%
   Offshore Tugs                                                       80.4%            81.6%            77.4%
   Other                                                               55.7%            70.9%            69.9%
   Total                                                               75.9%            78.7%            74.6%

 Worldwide fleet:
   Towing Supply/Supply                                                83.0%            83.9%            78.5%
   Crew/Utility                                                        82.7%            84.0%            80.9%
   Offshore Tugs                                                       73.5%            73.8%            67.2%
   Other                                                               55.0%            72.5%            64.3%
   Total                                                               77.3%            80.4%            74.9%
==============================================================================================================

The domestic fleet consist of vessels operating in U.S. waters while the foreign fleet consist of vessels operating outside U.S. waters.

Utilization of the domestic-based vessel fleet for the current quarter fell below last year's first quarter level due to a continued oversupply of vessels in the U.S. Gulf of Mexico which began during the fourth quarter of fiscal 1994. Higher utilization of both the domestic and foreign-based vessel fleets in the current quarter compared with the prior quarter is primarily attributable to a combination of higher activity in certain operating locations and fewer vessel drydockings. Predictions by oil and gas industry analysts of 1994 second-half improvement in the supply/demand relationship for oil, if it materializes, may have a favorable effect on future Marine fleet utilization levels.

Marine vessel day rates are primarily determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table provides a comparison of average vessel day rates by class and in total for the quarters ended June 30, and March 31:

                                                                               June                    March
                                                                    --------------------------       ---------
                                                                      1994              1993            1994
- - --------------------------------------------------------------------------------------------------------------
AVERAGE VESSEL DAY RATES:
 Domestic-based fleet:
   Towing Supply/Supply                                              $ 3,738            3,235            3,798
   Crew/Utility                                                        1,272            1,182            1,259
   Offshore Tugs                                                       4,126            4,379            4,309
   Other                                                               2,918            1,721            2,269
   Total                                                             $ 3,111            2,752            3,134

 Foreign-based fleet:
   Towing Supply/Supply                                              $ 3,606            3,622            3,604
   Crew/Utility                                                        1,752            1,794            1,753
   Offshore Tugs                                                       2,766            2,992            2,728
   Other                                                                 701              551              633
   Total                                                             $ 2,843            2,817            2,743

 Worldwide fleet:
   Towing Supply/Supply                                              $ 3,653            3,501            3,676
   Crew/Utility                                                        1,473            1,464            1,469
   Offshore Tugs                                                       3,353            3,561            3,412
   Other                                                               1,071              876              882
   Total                                                             $ 2,949            2,793            2,896
==============================================================================================================

The domestic fleet consist of vessels operating in U.S. waters while the foreign fleet consist of vessels operating outside U.S. waters.

While average vessel day rates for the domestic-based vessel fleet in the current quarter were well above year ago levels, they were down slightly from fourth quarter fiscal 1994 levels. This is reflective of a domestic market which experienced rising average day rates for the first three quarters of fiscal 1994 and falling day rates, primarily due to the oversupply of vessels beginning in the fourth quarter of fiscal 1994 and continuing through the current quarter. At the same time, average day rates of the foreign-based vessel fleet have remained relatively stable. If oil and gas industry analysts' predictions of higher exploration and development spending during the second half of calendar 1994 materialize, then, average vessel day rates for the Marine vessel fleet should be positively affected. However, given the volatile nature of demand for offshore marine services, any increase in average vessel day rates is not assured.

The following tables compare the average number of vessels by class and geographic distribution during the quarters ended June 30 and March 31 and the actual June 30, 1994 vessel count:

                                                            Actual
                                                            vessel             Average number of vessels
                                                           count at               during quarter ended
                                                           June 30,             June 30,             March 31,
- - --------------------------------------------------------------------------------------------------------------
                                                             1994          1994          1993          1994
                                                             ----          ----          ----          ----
 Domestic-based fleet:
   Towing Supply/Supply                                       91            95            80            97
   Crew/Utility                                               48            48            46            47
   Offshore Tugs                                              47            46            45            48
   Other                                                      15            13            22            16
- - --------------------------------------------------------------------------------------------------------------
   Total                                                     201           202           193           208
- - --------------------------------------------------------------------------------------------------------------
 Foreign-based fleet:
   Towing Supply/Supply                                      178           175           200           180
   Crew/Utility                                               41            42            46            44
   Offshore Tugs                                              48            49            51            47
   Other                                                      61            61            63            58
- - --------------------------------------------------------------------------------------------------------------
   Total                                                     328           327           360           329
- - --------------------------------------------------------------------------------------------------------------
   Owned or chartered vessels
     included in marine revenues                             529           529           553           537
   Vessels withdrawn from
     active service                                           16            18            14            16
   Joint venture owned vessels                                43            43            43            43
- - --------------------------------------------------------------------------------------------------------------
     Total                                                   588           590           610           596
==============================================================================================================

 Worldwide fleet:
   Towing Supply/Supply                                      306           309           315           311
   Crew/Utility                                               96            97           100            98
   Offshore Tugs                                              97            97            99            97
   Other                                                      89            87            96            90
- - --------------------------------------------------------------------------------------------------------------
     Total                                                   588           590           610           596
==============================================================================================================

During fiscal 1994 several vessels under bareboat charter were returned to owners. Several additional vessels were withdrawn from active service because of their age and anticipated high repair and maintenance costs. Vessels in the Marine fleet may continue to be withdrawn from active service as they become uneconomical to operate.

The following table compares major components of Marine operating costs and compares selected statistics for owned and chartered vessels for the quarters ended June 30 and March 31:

                                                                                  (In thousands)
- - --------------------------------------------------------------------------------------------------------------
                                                                                June                    March
                                                                    --------------------------        --------
                                                                       1994             1993            1994
- - --------------------------------------------------------------------------------------------------------------
Crew costs                                                          $ 31,981           33,984           33,883
Repair and maintenance                                                15,692           18,876           16,096
Vessel insurance                                                       7,654            6,146            5,997
Fuel, lube, and supplies                                               4,778            5,742            5,855
Charter fees, mobilization/demobilization                              1,829            1,858            2,125
Other                                                                  2,384            3,098            2,736
- - --------------------------------------------------------------------------------------------------------------
   Total operating costs of owned and
      chartered vessels                                               64,318           69,704           66,692
Brokered vessels' costs                                                2,537            2,228            1,803
Shipyard costs                                                         5,554              705            4,413
- - --------------------------------------------------------------------------------------------------------------
                                                                    $ 72,409           72,637           72,908
==============================================================================================================

For owned and chartered vessels:
   Overall percentage increase (decrease)
     in operating costs from same quarter
     of prior fiscal year                                             (7.7%)           17.9%            (2.2%)
==============================================================================================================
   Operating costs as a percentage of
     related revenues                                                 58.6%            61.6%            63.5%
==============================================================================================================

Changes in fleet size and utilization are the principal factors which cause fluctuations in the amount of crew costs. The absence of significant new vessel construction within the energy services industry over the past 10 to 12 years has caused the average age of the Company's Marine vessel fleet to rise. Currently the average age of the Company's Marine vessel fleet is approximately 15 years. Though primarily dictated by regulatory agencies, the scheduling of vessel drydockings affects the amount of repair and maintenance expense in any period. Vessel drydockings, whenever possible, are scheduled to minimize any impact on vessel revenues. Higher fiscal 1995 first quarter insurance costs compared with the respective first and fourth quarter amounts of fiscal 1994 are partially the result of a much tougher insurance market which is unwilling to provide past levels of coverage at the same rates enjoyed in prior periods.

Gains from sales of assets contributed $2.3 million, $.4 million and $.3 million to Marine operating profits for the quarters ended June 30, 1994 and 1993 and March 31, 1994, respectively.

COMPRESSION SEGMENT

The Compression segment provides natural gas and air compression services and equipment for a variety of applications primarily in the oil and gas, and petrochemical industries. It also designs, fabricates and installs engineered compressor systems. Compression operating profit is significantly affected by the mix of sales and rental revenues. Gross profit on sales are generally less than operating margins for rental revenues.

Compression segment revenues are compared in the following table on a dollar basis and as a percentage of total Compression revenues for the quarters ended June 30 and March 31:

                                                                                  (In thousands)
- - --------------------------------------------------------------------------------------------------------------
                                                                                June                    March
                                                                    --------------------------        --------
                                                                      1994              1993            1994
- - --------------------------------------------------------------------------------------------------------------
Rentals:
  Gas compressors                                                   $  8,026            6,984           8,149
  Air compressors                                                        771              866             948
- - --------------------------------------------------------------------------------------------------------------
             Total rental revenues                                     8,797            7,850           9,097
Equipment and parts sales                                              5,624            4,671           4,463
Repair and service                                                       492              411             558
- - --------------------------------------------------------------------------------------------------------------
                                                                    $ 14,913           12,932          14,118
==============================================================================================================
As a percentage of total
 Compression revenues:
    Rental                                                             59.0%            60.7%           64.4%
    Equipment and parts sales                                          37.7%            36.1%           31.6%
    Repair and service                                                  3.3%             3.2%            4.0%
- - --------------------------------------------------------------------------------------------------------------
                                                                      100.0%           100.0%          100.0%
==============================================================================================================

Gas compressor utilization is affected primarily by natural gas storage levels and by the number and age of producing oil and gas wells which, in turn, are dependent upon the price level of oil and natural gas. Air compressor utilization is heavily dependent upon short-term customer needs. Suitability, availability and rental rates for equipment are also major factors which affect utilization of both gas and air compression equipment. Gas compressor rentals are generally for a longer term than are air compressor rentals. The following table compares utilization, average rental rates and average fleet size for gas and air compressors for the quarters ended June 30 and March 31:

                                                                                June                    March
                                                                    --------------------------        --------
                                                                      1994              1993            1994
- - --------------------------------------------------------------------------------------------------------------
Gas Compressors (Horsepower based statistics):
Utilization                                                             85.8%            79.1%          87.7%
Average monthly rental rate                                           $ 16.77            16.84          17.00
Average fleet size                                                    185,951          174,730        182,198
==============================================================================================================

Air Compressors (CFM based statistics):
Utilization                                                             24.7%            29.5%          27.8%
Average daily rental rate                                             $  0.20             0.21           0.23
Average fleet size                                                    165,250          151,450        164,650
==============================================================================================================

Fiscal 1995 first quarter gas compressor utilization climbed above the fiscal 1994 first quarter level due to higher demand for natural gas compression services as a result of higher U. S. natural gas prices. Gas compressor rental revenues for the current period were also higher than the corresponding year ago period because of a larger gas compressor fleet. The drop in gas compressor utilization in the current quarter from the fiscal 1994 fourth quarter level reflects the normal seasonal slowdown of activity. The slowdown of activity is normally used to repair and modify gas compressors for new work.

Fiscal 1995 first quarter air compressor utilization and average daily rental rates fell below the respective levels experienced for the first and fourth quarters of fiscal 1994 as a result of less demand for air compression services.

Revenues from equipment and parts sales climbed 20.4% and 26.0% above the respective first and fourth quarter amounts as a result of increased sales of engineered products.

Operating costs of the Compression segment consist of the following for the quarters ended June 30 and March 31:

                                                                                  (In thousands)
- - --------------------------------------------------------------------------------------------------------------
                                                                                June                    March
                                                                    --------------------------        --------
                                                                      1994              1993            1994
- - --------------------------------------------------------------------------------------------------------------
Field operating expenses:
  Wages and benefits                                                $  1,561            1,540            1,570
  Repairs and maintenance                                              1,694            1,417            1,629
  Other                                                                  826              684              936
- - --------------------------------------------------------------------------------------------------------------
                                                                       4,081            3,641            4,135
 Cost of sales                                                         4,546            3,693            3,680
- - --------------------------------------------------------------------------------------------------------------
                                                                    $  8,627            7,334            7,815
==============================================================================================================
Field operating costs as a percentage
 of rental, repair, and service revenues                               43.9%            44.1%            42.8%
==============================================================================================================
Costs of sales as a percentage of
 related revenues                                                      80.8%            79.1%            82.5%
==============================================================================================================

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

Gains from sales of assets have contributed nominally to segment profits for the quarters ended June 30, 1994 and 1993 and March 31, 1994.

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

ENVIRONMENTAL MATTERS

During the ordinary course of business the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. The company is currently involved in litigation with the Environmental Protection Agency concerning the disposal of oilfield wastes. In the opinion of management, the ultimate liability with respect to the litigation will not have a material adverse effect on the company's financial position.

                          PART II.  OTHER INFORMATION


Item 5.  Other information


Item 6.  Exhibits and Reports on Form 8-K.

A. At page 21 of this report is the index for those exhibits required to be filed as a part of this report.

B. The Company's report on Form 8-K dated June 13, 1994 reported that its Board of Directors had appointed William C. O'Malley as chairman, president, and chief executive officer to succeed John P. Laborde who is retiring in the fall of 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TIDEWATER INC.
                                        (Registrant)



Date:  July 21, 1994                    /s/ KEN C. TAMBLYN
                                        Ken C. Tamblyn
                                        Executive Vice President and
                                          Chief Financial Officer




Date:  July 21, 1994                    /s/ VICTOR I. KOOCK
                                        Victor I. Koock
                                        Senior Vice President, Secretary,
                                          and Co-General Counsel

                                 EXHIBIT INDEX



Exhibit
Number
- - ------

 11        Statement - Computation of Per share Earnings