Form 10-Q
period 1994-09-30
TIDEWATER INC
filed 1994-10-21
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended SEPTEMBER 30, 1994

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
       ___________________________ to ____________________________

                         Commission file number 1-6311

                                 TIDEWATER INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             72-0487776
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

      1440 Canal Street, Suite 2100, New Orleans, Louisiana        70112
- --------------------------------------------------------------------------------
           (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:      (504) 568-1010

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
       Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES     X                  NO
                                            ---------                 ---------
53,095,815 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 21, 1994. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                                        September 30,             March 31,
ASSETS                                                                                      1994                    1994
- ----------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash, including temporary cash investments                                          $     64,955                  106,788
   Trade and other receivables                                                              140,015                  140,627
   Inventories                                                                               39,952                   34,561
   Other current assets                                                                       9,430                    4,440
- ----------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                   254,352                  286,416
- ----------------------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                                                  21,033                   21,843

Properties and equipment                                                                  1,325,890                1,286,245
   Less accumulated depreciation                                                            866,160                  838,067
- ----------------------------------------------------------------------------------------------------------------------------
       Net properties and equipment                                                         459,730                  448,178
Other assets                                                                                 48,979                   53,449
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                       $    784,094                  809,886
============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Convertible subordinated debentures redeemed
   on April 18, 1994                                                                            ---                   47,526
  Current maturities of other long-term debt                                                  2,391                    2,730
  Accounts payable and accrued expenses                                                      74,062                   69,804
  Income taxes                                                                               10,288                   10,230
- ----------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                               86,741                  130,290
- ----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                        47,358                   45,099
Long-term debt                                                                                1,053                    1,952
Accrued property and liability losses                                                        33,335                   36,163
Other liabilities and deferred credits                                                       42,108                   39,421
Stockholders' equity:
   Common stock of $.10 par value;
    issued 53,095,353  shares at
    September and 53,022,955 shares
    at March                                                                                  5,310                    5,302
   Additional paid-in capital                                                               332,751                  331,690
   Retained earnings                                                                        246,153                  231,001
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                            584,214                  567,993
   Less:
   Cumulative foreign currency
    translation adjustment                                                                   10,715                   11,032
- ----------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                           573,499                  556,961
Commitments and other matters (Note 3)
- ----------------------------------------------------------------------------------------------------------------------------
                                                                                       $    784,094                  809,886
============================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

                                          Quarter Ended        Six Months Ended
                                          September 30,          September 30,
                                        1994        1993       1994        1993
- ---------------------------------------------------------------------------------
Revenues:
  Marine operations                  $  115,648     119,750    234,066    235,975
  Compression operations                 15,599      14,419     30,512     27,351
- ---------------------------------------------------------------------------------
                                        131,247     134,169    264,578    263,326
- ---------------------------------------------------------------------------------
Costs and expenses:
   Marine operations                     71,967      74,078    144,376    146,715
   Compression operations                 8,882       8,094     17,509     15,428
   Depreciation                          20,210      20,940     40,775     41,690
   General and administrative            14,711      15,330     29,982     30,363
- ---------------------------------------------------------------------------------
                                        115,770     118,442    232,642    234,196
- ---------------------------------------------------------------------------------
                                         15,477      15,727     31,936     29,130
Other income (expenses):
   Foreign exchange gain (loss)             116         (52)      (516)      (265)
   Gains on sales of assets               2,147       2,283      4,471      2,717
   Equity in net earnings of
    unconsolidated companies              1,008         478      1,944      1,153
   Minority interests                      (127)       (464)      (692)    (1,270)
    Interest and miscellaneous income     1,114       1,573      4,253      3,302
   Other expense                           ---         (300)      ---        (300)
   Interest expense                        (241)     (2,483)      (648)    (5,260)
- ---------------------------------------------------------------------------------
                                          4,017       1,035      8,812         77
- ---------------------------------------------------------------------------------
Earnings before income taxes             19,494      16,762     40,748     29,207
Income taxes                              7,167       7,620     14,980     11,851
- ---------------------------------------------------------------------------------
Earnings before extraordinary item       12,327       9,142     25,768     17,356
Extraordinary loss on early
  extinguishment of debt
  (net of income taxes)                    ---       (4,450)     ---       (4,450)
- ---------------------------------------------------------------------------------
Net earnings                         $   12,327       4,692     25,768     12,906
=================================================================================
Primary and fully-diluted
  earnings per common share:
Earnings before extraordinary item   $      .23         .17        .48        .32
Extraordinary item                           --        (.08)        --       (.08)
- ---------------------------------------------------------------------------------
Net Earnings                         $      .23         .09        .48        .24
=================================================================================
Weighted average common
 shares and equivalents              53,421,828  53,320,685 53,404,653 53,326,160
=================================================================================
Cash dividends declared
 per common share                   $       .10         .10        .20        .10
=================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                     Quarter Ended             Six Months Ended
                                                                     September 30,               September 30,
                                                                  ---------------------       ---------------------
                                                                   1994          1993          1994           1993
- -------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 $       30,816         27,842        62,048        55,424
- -------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                   4,281          5,530         8,518         7,254
   Additions to properties and equipment                         (43,184)       (14,871)      (55,300)      (26,934)
   Investments in unconsolidated companies,
    net of dividends received                                        551            132         2,868        (1,814)
   Investment from minority interests,
    net of dividends paid                                            (26)        (1,078)       (1,655)       (1,540)
- -------------------------------------------------------------------------------------------------------------------
     Net cash used in investing
      activities                                                 (38,378)       (10,287)      (45,569)      (23,034)
- -------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt                             (830)       (51,565)      (47,904)      (54,094)
   Prepayment penalty on early
     extinguishment of debt                                         ---          (6,473)        ---          (6,473)
   Cash dividends paid                                            (5,309)        (5,294)      (10,616)      (10,583)
   Other                                                             203            268           208           558
- -------------------------------------------------------------------------------------------------------------------
     Net cash used in financing activities                        (5,936)       (63,064)      (58,312)      (70,592)
- -------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash,
 including temporary cash investments                            (13,498)       (45,509)      (41,833)      (38,202)
- -------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments
 at beginning of period                                           78,453        116,276       106,788       108,969
- -------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments
 at end of period                                         $       64,955         70,767        64,955        70,767
===================================================================================================================
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
     Interest                                             $          318          1,917         1,658         5,479
     Income taxes                                         $       11,961          6,686        12,773         8,688
===================================================================================================================

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

(2)      Earnings Per Share

         Primary and fully diluted earnings per share are computed on the weighted average number of shares and dilutive equivalent shares of common stock (stock options and restricted stock grants) outstanding during each period using the treasury stock method.

(3)      Commitments and Other Matters

         An employment and consulting agreement exists with the company's chairman of the board and chief executive officer whereby he will continue as an employee until the 1994 annual stockholders meeting (October 20, 1994) and thereafter for a period of three years will serve as a consultant to the company. The terms of the employment agreement provide, among other things, for an annual salary/consulting fee. An employment agreement exists with the company's president and chief operating officer whereby he will serve in such capacity until the 1994 annual stockholders meeting, and thereafter serve as chairman of the board, president and chief executive officer for three years. The terms of the employment agreement provide for an annual base salary and certain other benefits, including 70,000 shares of restricted common stock of the company. These restricted shares vest at varying intervals when the average sales price of the common stock reaches certain predetermined levels. Compensation continuation agreements exist with all other officers of Tidewater Inc., whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum compensation amount that could be paid under the compensation continuation agreements, based on present salary levels, is approximately $6,100,000. The amount that could be paid for certain benefits is not presently determinable.

(4)      Income Taxes

         Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 37% for the quarter and six-month period ended September 30, 1994. For the quarter ended September 30, 1993 additional income tax expense of approximately $1.9 million was recorded for the revaluation of deferred tax assets and liabilities at the higher statutory income tax rates contained in the Omnibus Budget Reconciliation Act passed by Congress in August 1993. The effective tax rate for the quarter and six-month period ended September 30, 1993, exclusive of the $1.9 million of additional income tax expense, was 34%.

(5)      Segment Information

         Revenues and operating profits for the company's business segments are as follows:

                                                                     (In thousands)
- -------------------------------------------------------------------------------------------------------------
                                                   Quarter Ended                      Six Months Ended
                                                   September 30,                        September 30,
                                           -----------------------------          ---------------------------
                                              1994                1993             1994                1993
- -------------------------------------------------------------------------------------------------------------
Revenues:
    Marine                                 $ 115,648             119,750          234,066             235,975
    Compression                               15,599              14,419           30,512              27,351
- -------------------------------------------------------------------------------------------------------------
                                           $ 131,247             134,169          264,578             263,326
=============================================================================================================

Operating profit:
    Marine:
      From operations                      $  16,544              17,132           33,754              32,065
      Gain on sales of
        assets                                 1,517               1,586            3,794               1,987
      Unusual item                              ---                 ---             1,700                ---
- -------------------------------------------------------------------------------------------------------------
       Total Marine
        operating profit                   $  18,061              18,718           39,248              34,052
=============================================================================================================

    Compression:
      From operations                          2,027               1,669            3,762               2,768
      Gain on sales of
        assets                                   630                 697              677                 730
 ------------------------------------------------------------------------------------------------------------
      Total Compression
        operating profit                   $   2,657               2,366            4,439               3,498
=============================================================================================================


         The $ 1.7 million unusual item is related to refunds received from the settlement of property tax disputes related to prior years. The settlement amount is included in interest and miscellaneous income in the Condensed Consolidated Statement of Earnings for the six-month period ended September 30, 1994.

(6)      Proposed Acquisition

         On October 18, 1994, the company entered into an agreement to purchase the natural gas compression assets of Halliburton Company for $205 million in cash. The proposed acquisition will be accounted for as a purchase and is subject to certain regulatory approvals. It is anticipated that the acquisition, if approved, will be consummated by December 31, 1994.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of Tidewater Inc.:


We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 1994 and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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





KPMG PEAT MARWICK  LLP

New Orleans, Louisiana
October 18, 1994

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion and analysis of financial position and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures.

Fiscal 1995 second quarter operating performance was consistent with the second quarter of fiscal 1994. Domestically, market conditions are good, although not as good as a year ago. Internationally, market conditions overall remain relatively stable.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 1995 six-month operating activities generated cash in excess of amounts generated for the corresponding period of fiscal 1994. The amount of cash generated from operations is primarily determined by the overall level of Marine operating margins (defined as Marine revenues less Marine operating expenses, excluding depreciation). Fiscal 1995 six-month Marine operating margins were greater than the respective fiscal 1994 six-month amount primarily because of higher day rates for the domestic-based vessel fleet. Operating activities have generated and continue to generate cash in excess of amounts required to satisfy current obligations. Utilization levels and day/rental rates expected for the remainder of fiscal 1995 for the Marine vessel fleet and Compression rental equipment should maintain this condition.

Investing activities for the three-month and six-month periods ended September 30, 1994 rose significantly above corresponding amounts consumed during the three-month and six-month periods ended September 30, 1993. The principal components that determine the amount of cash used in investing activities are additions to properties and equipment and proceeds from sales of assets.

The following tables compare these two items, by business segment, for the quarters and six-month periods ended September 30:

                                                (In thousands)
- -----------------------------------------------------------------------------
                                     Quarter Ended         Six Months Ended
                                     September 30,           September 30,
                                     -------------         ----------------
                                    1994       1993         1994       1993
- -----------------------------------------------------------------------------
 Additions to Properties
    and Equipment:
- ------------------
  Marine:
       Additional equipment      $   4,185       --          9,870      2,359
       Modifications to
        existing equipment           2,715      1,843        6,678      7,877
       Other                           424        241        1,106        708
- -----------------------------------------------------------------------------
                                     7,324      2,084       17,654     10,944
- -----------------------------------------------------------------------------
  Compression:
- --------------
       Additional equipment         32,646     11,510       32,646     13,281
       Modifications to
        existing equipment           1,938        880        3,307      1,934
       Other                         1,198        291        1,475        544
- -----------------------------------------------------------------------------
                                    35,782     12,681       37,428     15,759
  General Corporate                     78        106          218        231
- -----------------------------------------------------------------------------
                                 $  43,184     14,871       55,300     26,934
=============================================================================
  Proceeds from sales of assets:
- --------------------------------
     Marine equipment                3,072      4,107        7,212      5,511
     Compression equipment           1,209      1,423        1,306      1,743
- -----------------------------------------------------------------------------
                                 $   4,281      5,530        8,518      7,254
=============================================================================

For the quarter ended September 30, 1994 the Marine segment purchased two offshore tugs. The Marine segment also acquired a supply vessel and a crewboat previously leased by the company. Compression's equipment additions for the quarters ended September 30, 1994 and 1993 are for the purchase of approximately 375 and 120 gas compressors, respectively. Because current economic conditions generally do not produce an adequate return on investment relative to the costs of new construction, expansion of the Marine vessel fleet and Compression rental fleet, for the most part, will continue to come from existing excess industry supplies.

Fiscal 1995 second quarter financing activities consumed significantly less cash than the amount for the corresponding period of the prior fiscal year due to a significant reduction in principal payments on long-term debt. Fiscal 1994 second quarter financing activities included $57.6 million for the early extinguishment and associated prepayment penalties of notes due in quarterly installments through 1999. Principal payments in the current quarter consist of normal scheduled debt repayments on the remaining capitalized lease obligations.

Continued dividend payments are subject to declaration by the Board of Directors and are subject to limitation by the Company's revolving credit and term loan agreement.

On October 18, 1994, the company entered into an agreement to purchase the natural gas compression assets of Halliburton Company for $205 million in cash. The proposed acquisition will be accounted for as a purchase and is subject to certain regulatory approvals. It is anticipated that the acquisition, if approved, will be consummated by December 31, 1994.

RESULTS OF OPERATIONS

Revenues and operating profits by business segment and by geographic location for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994 are:

                                         (In thousands)
- ------------------------------------------------------------------------------
                                                                        Quarter
                                   Quarter Ended     Six Months Ended    Ended
                                   September 30,       September 30,      June
                                   -------------     ----------------   -------
                                  1994      1993      1994      1993      1994
- ------------------------------------------------------------------------------
Revenues:
 Marine:
    United States             $  53,363    49,895   107,033    93,435   53,670
    Foreign                      62,285    69,855   127,033   142,540   64,748
- ------------------------------------------------------------------------------
                                115,648   119,750   234,066   235,975  118,418
 Compression - United States     15,599    14,419    30,512    27,351   14,913
- ------------------------------------------------------------------------------
                              $ 131,247   134,169   264,578   263,326  133,331
==============================================================================
Operating profit (loss):
 Marine:
    United States                 9,610     8,464    22,145    15,221   12,535
    Foreign                       8,451    10,254    17,103    18,831    8,652
- ------------------------------------------------------------------------------
                                 18,061    18,718    39,248    34,052   21,187
- ------------------------------------------------------------------------------
 Compression                      2,657     2,366     4,439     3,498    1,782
 Equity in net earnings of
  unconsolidated companies        1,008       478     1,944     1,153      936
 Other income                       629       518       690     1,333       61
 General corporate expenses      (2,620)   (2,835)   (4,925)   (5,569)  (2,305)
 Interest expense                  (241)   (2,483)     (648)   (5,260)    (407)
- ------------------------------------------------------------------------------
 Earnings before income taxes    19,494    16,762    40,748    29,207   21,254
 Income taxes                    (7,167)   (7,620)  (14,980)  (11,851)  (7,813)
- ------------------------------------------------------------------------------
 Earnings before
    extraordinary item           12,327     9,142    25,768    17,356   13,441
 Extraordinary item                ---     (4,450)      ---    (4,450)     ---
- ------------------------------------------------------------------------------
 Net earnings                 $  12,327     4,692    25,768    12,906   13,441
==============================================================================

Compared with the same quarter of fiscal 1994 and the first quarter of fiscal 1995, fiscal 1995 second quarter consolidated revenues declined approximately 2.2% and 1.6%, respectively. Earnings before income taxes for the three-month period ended September 30, 1994 rose 16.3% above the fiscal 1994 second quarter amount but dropped 8.3% below the prior quarter amount. The increase in current quarter pre-tax earnings over the corresponding amount for the same quarter a year ago is primarily attributable to considerably lower interest expense and higher Compression operating profits. Lower interest expense is a direct result of the retirement of long-term debt during fiscal 1994 and the early redemption of the convertible subordinated debentures in April 1994. Higher Compression operating profits in the current quarter compared to the year ago period resulted primarily from higher utilization of gas compressors. Overall, fiscal 1995 second quarter Marine operating profit did not materially change from the year ago level because the increase in operating profit for the domestic-based vessel fleet due to higher vessel day rates, was entirely offset by lower foreign operating profit as a result of a significant drop in the size of the foreign-based vessel fleet.

The decline in fiscal 1995 second quarter pre-tax earnings compared with the prior quarter's amount is principally due to lower Marine operating profits. Marine operating profits for the quarter ended June 30, 1994 included approximately $1.7 million of refunds resulting from the settlement of prior years' property tax disputes and $.8 million of higher gains on sales of assets.

Fiscal 1995 six-month consolidated revenues were generally flat compared with the same period of fiscal 1994. However, fiscal 1995 six-month pre-tax earnings rose approximately 39.5% above the fiscal 1994 six-month pre-tax amount. Fiscal 1995 six-month earnings includes approximately $1.7 million of property tax refunds, $1.8 million of higher gains on sales of assets, considerably lower interest expense, as explained above, and higher Compression operating profits. Higher Compression operating profits for the six-month period ended September 30, 1994 compared with the year ago period is due to higher utilization of a larger fleet of gas compressors.

Net earnings for the quarter and six-month period ended September 30, 1993 included approximately $1.9 million of additional income tax expense for the cumulative effect of revaluing deferred tax assets and liabilities at the higher statutory income tax rates contained in the Omnibus Budget
Reconciliation Act passed in August 1993.

Net earnings for the current quarter and six-month period were also adversely affected by a higher effective tax rate of 37% as compared with 34% for the corresponding periods of fiscal 1994, excluding the cumulative effect of the new tax law passed by Congress in August 1993. The higher effective tax rate is primarily due to the exhaustion of book-based net operating loss carryforwards.

The extraordinary item for the quarter ended September 30, 1993 resulted from the early extinguishment of $51.1 million of long-term debt. The extraordinary item consists of a $4.2 million after-tax prepayment penalty and the write-off of associated deferred finance costs of $.3 million.

General and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994 consist of the following:

                                          (In thousands)
- -----------------------------------------------------------------------------
                                                                       Quarter
                                 Quarter Ended      Six Months Ended    Ended
                                 September  30,      September  30,      June
                                 --------------     ----------------   -------
                                 1994      1993      1994      1993      1994
- -----------------------------------------------------------------------------
Type:
  Personnel                  $  9,446     9,525    18,493    19,163     9,047
  Office and property           2,217     2,327     4,579     4,695     2,362
  Sales and marketing             885     1,027     1,938     2,030     1,053
  Professional services           733       887     1,559     2,210       826
  Taxes other than income taxes   198       593       788     1,144       590
  Other                         1,232       971     2,625     1,121     1,393
- -----------------------------------------------------------------------------
                             $ 14,711    15,330    29,982    30,363    15,271
=============================================================================

Professional services for the six-month period ended September 30, 1993 includes approximately $350,000 of costs associated with a secondary stock offering. The increase in current quarter and six-month other general and administrative expense above the respective prior year levels is primarily due to higher reserves for uncollectible accounts.



MARINE SEGMENT

The marine segment provides a diverse range of services and equipment to the offshore oil and gas industry. Because operating costs and depreciation do not change proportionally with changes in revenues, the amount of operating profit for the Marine segment is primarily determined by vessel fleet utilization and day rates. Operating margins from brokered vessels and shipyard activity generally contribute nominally to Marine operating profit.

Revenues for the Marine segment for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994 consist of the following:

                                          (In thousands)
- -----------------------------------------------------------------------------
                                                                       Quarter
                                  Quarter Ended     Six Months Ended    Ended
                                 September  30,      September  30,      June
                                 --------------     ----------------   -------
                                  1994     1993      1994      1993      1994
- -----------------------------------------------------------------------------
Owned or chartered vessels:
  Domestic                   $  45,205   44,642    90,741    85,048    45,536
  Foreign                       62,224   69,855   126,514   142,540    64,290
- -----------------------------------------------------------------------------
                               107,429  114,497   217,255   227,588   109,826
Brokered vessels                 3,271    2,772     6,140     5,200     2,869
Shipyard sales                   4,948    2,481    10,671     3,187     5,723
- -----------------------------------------------------------------------------
                             $ 115,648  119,750   234,066   235,975   118,418
=============================================================================

Marine fleet utilization is affected primarily by market conditions. It is also influenced to a lesser degree by drydockings to satisfy safety and inspection requirements. Marine vessels must undergo periodic inspections to remain properly classified and certified. These inspections, whenever possible, are done during seasonally slow periods to minimize the impact on vessel operations and are only done if the vessel is considered to have continuing economic viability. The following table compares day-based Marine fleet utilization percentages by vessel class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994:

                                                                       Quarter
                                 Quarter Ended      Six Months Ended    Ended
                                 September  30,      September  30,      June
                                 --------------     ----------------   -------
                                 1994      1993      1994      1993      1994
- -----------------------------------------------------------------------------
UTILIZATION:
- ------------
 Domestic-based fleet:
- ----------------------
   Towing Supply/Supply         86.3%     93.6%     85.5%     92.8%     84.6%
   Crew/Utility                 92.9%     95.0%     92.0%     92.7%     91.0%
   Offshore Tugs                63.9%     66.7%     64.9%     65.8%     66.0%
   Other                        50.9%     69.0%     51.2%     72.8%     51.6%
   Total                        80.0%     84.8%     79.9%     84.2%     79.8%

 Foreign-based fleet:
- ---------------------
   Towing Supply/Supply         81.7%     77.4%     81.9%     79.1%     82.2%
   Crew/Utility                 74.5%     67.9%     74.0%     72.7%     73.5%
   Offshore Tugs                71.3%     79.0%     76.0%     80.3%     80.4%
   Other                        42.0%     75.1%     49.0%     73.0%     55.7%
   Total                        72.2%     76.0%     74.0%     77.4%     75.9%

Worldwide fleet:
- ----------------
   Towing Supply/Supply         83.3%     82.3%     83.1%     83.1%     83.0%
   Crew/Utility                 84.8%     81.5%     83.8%     82.7%     82.7%
   Offshore Tugs                67.5%     72.9%     70.5%     73.3%     73.5%
   Other                        43.8%     73.4%     49.4%     72.9%     55.0%
   Total                        75.2%     79.2%     76.3%     79.8%     77.3%
=============================================================================

The domestic fleet consist of vessels operating in U.S. waters while the foreign fleet consist of vessels operating outside U.S. waters.

Current quarter and six-month utilization of the domestic-based vessel fleet fell below the respective year ago levels because of decreased demand for offshore marine services in the U.S. Gulf of Mexico. Utilization of the domestic-based vessel fleet for the three-month period ended September 30, 1994 was unchanged from the prior quarter level due to a continued favorable level of demand for offshore marine services in the U.S. Gulf of Mexico despite lower U.S. natural gas prices. Demand for offshore marine services was consistent with the prior quarter because of the long-term outlook for higher U.S. natural gas prices. Lower utilization of a smaller foreign-based vessel fleet for the current quarter and six-month period compared with the year ago quarter and six-month period is primarily attributable to significantly lower activity for the inland towing fleet in Nigeria. The remainder of the foreign-based vessel fleet for the current quarter and six-month period has operated at utilization levels consistent with the levels experienced for the respective year ago periods.

Marine vessel day rates are primarily determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table provides a comparison of average vessel day rates by class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994:

                                                                       Quarter
                                Quarter Ended      Six Months Ended     Ended
                                September  30,      September  30,       June
                                --------------     ----------------    -------
                                1994      1993      1994      1993       1994
- -----------------------------------------------------------------------------
AVERAGE VESSEL DAY RATES:
- -------------------------
 Domestic-based fleet:
- ----------------------
   Towing Supply/Supply    $   3,458     3,430     3,599     3,337      3,738
   Crew/Utility                1,250     1,227     1,261     1,205      1,272
   Offshore Tugs               4,486     4,146     4,310     4,257      4,126
   Other                       2,971     1,697     2,946     1,709      2,918
   Total                   $   3,014     2,839     3,062     2,797      3,111

 Foreign-based fleet:
- ---------------------
   Towing Supply/Supply    $   3,616     3,714     3,611     3,667      3,606
   Crew/Utility                1,752     1,677     1,752     1,739      1,752
   Offshore Tugs               2,416     3,122     2,606     3,055      2,766
   Other                         789       551       738       551        701
   Total                   $   2,917     2,839     2,879     2,828      2,843

 Worldwide fleet:
- -----------------
   Towing Supply/Supply    $   3,560     3,616     3,607     3,558      3,653
   Crew/Utility                1,445     1,415     1,459     1,440      1,473
   Offshore Tugs               3,421     3,585     3,385     3,573      3,353
   Other                       1,313       843     1,178       859      1,071
   Total                   $   2,957     2,839     2,953     2,816      2,949
==============================================================================

The domestic fleet consist of vessels operating in U.S. waters while the foreign fleet consist of vessels operating outside U.S. waters.



Although average vessel day rates for the domestic-based vessel fleet for the current quarter and six-month period are higher than they were for the corresponding periods of fiscal 1994, they continued to decline from the fiscal 1995 first quarter level. This is primarily due to the continued over supply of vessels in the U. S. Gulf of Mexico which began in the fourth quarter of fiscal 1994 and has continued for most of fiscal 1995. Day rates for the foreign-based vessel fleet have remained relatively stable over the past twelve months. Near-term improvement in average vessel day rates for the domestic-based vessel fleet may occur if demand for offshore marine services increases in the U. S. Gulf of Mexico. Average day rates for the foreign-based vessel fleet are not expected to change materially due to present market conditions. Long-term improvement in average vessel day rates for the worldwide fleet may result if oil and gas industry analysts' predictions of higher oil and gas prices materialize.

The following tables compare the average number of vessels by class and by geographic location during the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994 and the actual September 30, 1994 vessel count:

                                           Average number of vessels during
                            Actual         --------------------------------
                            vessel         Quarter        Six Months   Quarter
                           count at         Ended           Ended       Ended
                          September 30,  September 30,   September 30,  June
- -----------------------------------------------------------------------------
Domestic-based fleet:         1994       1994    1993    1994    1993   1994
- ---------------------         ----       ----    ----    ----    ----   ----
   Towing Supply/Supply        91         91      85      94      83     95
   Crew/Utility                50         49      46      48      46     48
   Offshore Tugs               49         49      47      47      46     46
   Other                       15         15      23      14      23     13
- -----------------------------------------------------------------------------
     Total                    205        204     201     203     198    202
- -----------------------------------------------------------------------------
 Foreign-based fleet:
- ---------------------
   Towing Supply/Supply       178        179     195     176     198    175
   Crew/Utility                38         39      46      41      46     42
   Offshore Tugs               47         46      49      48      50     49
   Other                       57         57      62      59      63     61
- -----------------------------------------------------------------------------
     Total                    320        321     352     324     357    327
- -----------------------------------------------------------------------------
   Owned or chartered
    vessels included in
     marine revenues          525        525     553     527     555    529
   Vessels withdrawn
    from active service        15         17      13      18      13     18
   Joint venture owned
    vessels                    43         43      43      43      43     43
- -----------------------------------------------------------------------------
     Total                    583        585     609     588     611    590
=============================================================================
 Worldwide fleet:
- -----------------
   Towing Supply/Supply       307        309     314     309     315    309
   Crew/Utility                93         93      99      94      99     97
   Offshore Tugs               98         97      98      99      98     97
   Other                       85         86      98      86      99     87
- -----------------------------------------------------------------------------
     Total                    583        585     609     588     611    590
=============================================================================

The drop in the average size of the foreign-based vessel fleet from 352 a year ago to the current 321 is primarily due to several vessels being withdrawn from active service due to age and anticipated high repair and maintenance costs, the transfer of vessels to the domestic-based vessel fleet and the return of vessels to their owners which could not be operated profitably. As the Marine vessel fleet ages additional vessels may be withdrawn from active service.

The following table compares major components of Marine operating costs and compares selected statistics for owned and chartered vessels for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994:

                                           (In thousands)
- ------------------------------------------------------------------------------
                                                                       Quarter
                                 Quarter Ended     Six Months Ended     Ended
                                 September 30,       September 30,      June
                                 -------------     ----------------    -------
                                1994      1993      1994      1993       1994
- ------------------------------------------------------------------------------
Crew costs                   $ 32,576    34,213    64,557    68,197    31,981
Repair and maintenance         15,200    17,510    30,892    36,386    15,692
Vessel insurance                7,300     6,362    14,954    12,508     7,654
Fuel, lube, and supplies        5,188     5,463     9,966    11,205     4,778
Charter fees,
 mobilization/demobilization    1,884     2,045     3,713     3,903     1,829
Other                           2,580     3,379     4,964     6,477     2,384
- ------------------------------------------------------------------------------
     Total operating costs
      of owned and chartered
      vessels                  64,728    68,972   129,046   138,676    64,318
Brokered vessels costs          3,075     2,610     5,612     4,838     2,537
Shipyard costs                  4,164     2,496     9,718     3,201     5,554
- ------------------------------------------------------------------------------
                             $ 71,967    74,078   144,376   146,715    72,409
==============================================================================
For owned and chartered
 vessels:
     Overall percentage
      increase (decrease) in
      operating costs from
      same period of prior
      fiscal year               (6.2%)    13.1%     (6.9%)    15.4%     (7.7%)
==============================================================================
     Operating costs as a
      percentage of
      related revenues          60.3%     60.2%     59.4%     60.9%     58.6%
==============================================================================

Changes in fleet size and utilization are the principal factors which cause fluctuations in the amount of crew costs. Lower crew costs for the quarter and six-month period ended September 30, 1994 compared with the corresponding year ago periods is primarily the result of a decrease in average fleet size combined with the lower activity level of the domestic-based vessel fleet. The absence of significant new vessel construction within the energy services industry over the past 10 to 12 years has caused the average age of the Company's Marine vessel fleet to rise. Currently the average age of the Company's Marine vessel fleet is approximately 16 years. Though primarily dictated by regulatory agencies, the scheduling of vessel drydockings together with the age of the vessels affects the amount of repair and maintenance expense in any period. Vessel drydockings, whenever possible, are scheduled to minimize any impact on revenues. Higher vessel insurance costs for the current quarter and six-month period are, in part, the result of a much tougher insurance market which is unwilling to provide past levels of coverage at the rates experienced in prior periods.

Gains from sales of assets contributed $1.5 million and $3.8 million for the quarter and six-month period ended September 30, 1994, respectively. For the quarter and six-month period ended September 30, 1993, gains from asset sales contributed $ 1.6 million and $2.0 million, respectively.

COMPRESSION SEGMENT

The Compression segment provides natural gas and air compression services and equipment for a variety of applications primarily in the oil and gas and petrochemical industries. It also designs, fabricates and installs engineered compressor systems. Compression operating profit is significantly affected by the mix of sales and rental revenues because gross profits on sales are generally less than operating margins for rental revenues.

Compression segment revenues are compared in the following table on a dollar basis and as a percentage of total Compression revenues for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994:


                                                  (In thousands)
- -----------------------------------------------------------------------------
                                                                       Quarter
                                Quarter Ended      Six Months Ended     Ended
                                September  30,      September  30,       June
                                --------------     ----------------    -------
                                1994      1993      1994      1993       1994
- -----------------------------------------------------------------------------
Rentals:
  Gas compressors            $  8,150     7,668    16,176    14,652     8,026
  Air compressors               1,081     1,114     1,852     1,980       771
- -----------------------------------------------------------------------------
     Total rental revenues      9,231     8,782    18,028    16,632     8,797
Equipment and parts sales       5,871     5,126    11,495     9,797     5,624
Repair and service                497       511       989       922       492
- -----------------------------------------------------------------------------
                             $ 15,599    14,419    30,512    27,351    14,913
=============================================================================
As a percentage of total
 Compression revenues:
   Rentals                        59%       61%       59%       61%       59%
   Equipment and parts sales      38%       36%       38%       36%       38%
   Repair and service              3%        3%        3%        3%        3%
- -----------------------------------------------------------------------------
                                 100%      100%      100%      100%      100%
=============================================================================


Gas compressor utilization is affected primarily by natural gas storage levels and by the number and age of producing oil and gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Air compressor utilization is heavily dependent upon short-term customer needs. Suitability, availability and rental rates for equipment are also major factors which affect utilization of both gas and air compression equipment. Gas compressor rentals are generally for a longer term than are air compressor rentals.

The following table compares utilization, average rental rates and average fleet size for gas and air compressors for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994:

                                                                       Quarter
                                Quarter Ended      Six Months Ended     Ended
                                September  30,      September  30,       June
                                --------------     ----------------    -------
                                1994      1993      1994      1993       1994
- -----------------------------------------------------------------------------
Gas Compressors
  (HP based statistics):
Utilization                     87.0%     85.5%     86.4%     82.4%      85.8%
Average monthly rental rate  $  16.70     16.58     16.73     16.71      16.77
Average fleet size            187,105   180,307   186,464   177,352    185,951
==============================================================================
Air Compressors
  (CFM based statistics):
Utilization                     32.0%     39.6%     28.3%     34.6%      24.7%
Average daily rental rate    $    .22       .20       .22       .20       0.20
Average fleet size            166,750   155,350   166,000   153,400    165,250
==============================================================================

Fiscal 1995 second quarter and six-month gas compressor utilization climbed above the corresponding levels of fiscal 1994 because of higher demand for natural gas compression services. Despite a decline in the price of U.S. natural gas, demand for natural gas compression services remained firm during the current quarter because of the long-term favorable outlook for U.S. natural gas prices. Six-month gas compressor rental revenues also grew as a result of a larger gas compressor fleet.

Fiscal 1995 second quarter and six-month air compressor utilization fell below year ago levels due to continued weak demand for air compression services.

Operating costs of the Compression segment consist of the following for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1994:

                                                 (In thousands)
- ---------------------------------------------------------------------------
                                                                     Quarter
                                Quarter Ended    Six Months Ended     Ended
                                September  30,    September  30,       June
                                --------------   ----------------    -------
                                  1994    1993     1994     1993       1994
- ---------------------------------------------------------------------------
Field operating expenses:
  Wages and benefits           $ 1,641   1,572    3,202    3,112      1,561
  Repairs and maintenance        1,422   1,523    3,116    2,940      1,694
  Other                            964     706    1,790    1,390        826
- ---------------------------------------------------------------------------
                                 4,027   3,801    8,108    7,442      4,081
 Cost of sales                   4,855   4,293    9,401    7,986      4,546
- ---------------------------------------------------------------------------
                               $ 8,882   8,094   17,509   15,428      8,627
===========================================================================
Field operating costs as a
 percentage of rental, repair
 and service revenues            41.4%   40.9%    42.6%    42.4%      43.9%
===========================================================================
Costs of sales as a percentage
 of related revenues             82.7%   83.7%    81.8%    81.5%      80.8%
===========================================================================


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

Gains from sales of assets have contributed $.6 million and $.7 million for the quarter and six-month period ended September 30, 1994. For the quarter and six-month period ended September 30, 1993 gains from sales of assets contributed $.7 million to segment operating profits.

On September 30, 1994 the Compression segment purchased, for $35 million in cash, all of the assets of Brazos Gas Compressing Company, a subsidiary of Mitchell Energy & Development Corporation. The purchase includes 370 gas compressors aggregating more than 58,000 horsepower and increases the gas compressor fleet to approximately 1,400 units and 245,000 horsepower. The purchase had no effect on current quarter segment revenues or operating profits.


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

                          PART II.  OTHER INFORMATION

Item 5.   Other Information

A. On October 18, 1994 the Company announced that it had entered into an agreement to purchase the natural gas compression assets of Halliburton Company for $205 million in cash. The transaction, which is subject to regulatory approval, is expected to be closed by December 31, 1994.

B. On October 20, 1994 the company announced that William C. O'Malley was elected a director. Mr. O'Malley was also appointed Chairman and Chief Executive Officer of the company effective with the retirement of John P. Laborde on October 20, 1994. The Company previously reported that Mr. O'Malley was appointed President and Chief Operating Officer on June 13, 1994.

C. On October 20, 1994 Austin M. Seay was elected a Vice President of the Company. Mr. Cseay is Area Manager, Singapore, for Tidewater Marine International, Inc. Mr. Seay joined the Company in 1978.

Item 6.   Exhibits and Reports on Form 8-K

A. At page 22 of this report is the index for those exhibits required to be filed as a part of this report.

B. No reports on Form 8-K have been filed for the quarter ended September 30, 1994.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TIDEWATER INC.
                                              (Registrant)



Date:  October 21,  1994
                                              /s/ Ken C. Tamblyn
                                              Executive Vice President and Chief
                                                Financial Officer




Date:  October 21, 1994
                                              /s/ Victor I. Koock
                                              Senior Vice President, Secretary,
                                                and Co-General Counsel

                                 EXHIBIT INDEX



Exhibit
Number

 10 Purchase and Sale Agreement dated October 18, 1994 by and between Tidewater Inc. and Halliburton Company and Halliburton Canada Inc.

 11      Statement - Computation of Per Share Earnings

 27      Financial Data Schedule