Form 10-Q
period 1994-12-31
TIDEWATER INC
filed 1995-01-24
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 - For the Quarterly Period Ended DECEMBER 31, 1994

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

                                  YES      X           NO
                                     -------------       -----------

53,210,772 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 24, 1995. Registrant has no other class of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands)
- -------------------------------------------------------------------------------
                                                           December 31,  March 31,
ASSETS                                                           1994       1994
- ----------------------------------------------------------------------------------
Current assets:
  Cash, including temporary cash investments               $   19,903    106,788
  Trade and other receivables                                 145,075    140,627
  Inventories                                                  42,220     34,561
  Other current assets                                          4,143      4,440
- --------------------------------------------------------------------------------
     Total current assets                                     211,341    286,416
- --------------------------------------------------------------------------------
Investments in, at equity, and advances to
  unconsolidated companies                                     21,315     21,843

Properties and equipment                                    1,478,572  1,286,245
  Less accumulated depreciation                               860,329    838,067
- --------------------------------------------------------------------------------
     Net properties and equipment                             618,243    448,178
Other assets                                                   75,999     53,449
- --------------------------------------------------------------------------------
                                                           $  926,898    809,886
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------
Current liabilities:
  Convertible subordinated debentures redeemed
   on April 18, 1994                                              ---     47,526
  Current maturities of other long-term debt                   14,028      2,730
  Accounts payable and accrued expenses                        76,283     69,804
  Income taxes                                                  9,685     10,230
- --------------------------------------------------------------------------------
     Total current liabilities                                 99,996    130,290
- --------------------------------------------------------------------------------
Deferred income taxes                                          52,535     45,099
Long-term debt                                                118,773      1,952
Accrued property and liability losses                          32,996     36,163
Other liabilities and deferred credits                         42,360     39,421
Stockholders' equity:
  Common stock of $.10 par value; issued 53,191,783
    shares at December and 53,022,955 shares at March           5,319      5,302
  Additional paid-in capital                                  334,442    331,690
  Retained earnings                                           252,532    231,001
- --------------------------------------------------------------------------------
                                                              592,293    567,993
  Less:
  Cumulative foreign currency translation adjustment           10,456     11,032
  Deferred compensation - restricted stock                      1,599        ---
- --------------------------------------------------------------------------------
     Total stockholders' equity                               580,238    556,961
Commitments and other matters (Note 6)
- --------------------------------------------------------------------------------
                                                           $  926,898    809,886
================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS


(In thousands, except share and per share data)
- ---------------------------------------------------------------------------------------------------------
                                                             Quarter Ended          Nine Months Ended
                                                              December 31,             December 31,
- ---------------------------------------------------------------------------------------------------------
                                                             1994           1993        1994       1993
- ---------------------------------------------------------------------------------------------------------
Revenues:
 Marine operations                                        $    114,382    118,971     348,448     354,946
 Compression operations                                         21,559     14,002      52,071      41,353
- ---------------------------------------------------------------------------------------------------------
                                                               135,941    132,973     400,519     396,299
- ---------------------------------------------------------------------------------------------------------
Costs and expenses:
 Marine operations                                              72,506     69,313     216,882     216,028
 Compression operations                                         11,317      7,095      28,826      22,523
 Depreciation                                                   21,830     20,889      62,605      62,579
 General and administrative                                     15,549     15,956      45,531      46,319
- ---------------------------------------------------------------------------------------------------------
                                                               121,202    113,253     353,844     347,449
- ---------------------------------------------------------------------------------------------------------
                                                                14,739     19,720      46,675      48,850
Other income (expenses):
 Foreign exchange gain (loss)                                      383       (362)       (133)       (627)
 Gains on sales of assets                                        6,076      1,578      10,547       4,295
 Equity in net earnings of
   unconsolidated companies                                        555        736       2,499       1,889
 Minority interests                                               (490)      (707)     (1,182)     (1,977)
 Other expense                                                  (2,500)      (953)     (2,500)     (1,253)
 Interest and miscellaneous income                                 961      1,982       5,214       5,284
 Interest expense                                               (1,228)    (1,476)     (1,876)     (6,736)
- ---------------------------------------------------------------------------------------------------------
                                                                 3,757        798      12,569         875
- ---------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    18,496     20,518      59,244      49,725
Income taxes                                                     6,798      6,976      21,778      18,827
- ---------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                              11,698     13,542      37,466      30,898
Extraordinary loss on early
  extinguishment of debt
  (net of income taxes)                                            ---        ---         ---      (4,450)
- ---------------------------------------------------------------------------------------------------------
Net earnings                                              $     11,698     13,542      37,466      26,448
=========================================================================================================
Primary and fully-diluted
  earnings per common share:
Earnings before extraordinary item                        $        .22        .25         .70         .58
Extraordinary item                                                 ---        ---         ---        (.08)
- ---------------------------------------------------------------------------------------------------------
Net earnings                                              $        .22        .25         .70         .50
=========================================================================================================
Weighted average common
 shares and equivalents                                     53,413,280 53,313,262  53,407,630  53,321,900
=========================================================================================================
Cash dividends declared
 per common share                                         $        .10        .10         .30         .20
=========================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
- -------------------------------------------------------------------------------------------------------------------------
                                                                                  Quarter Ended         Nine Months Ended
                                                                                   December 31,            December 31,
                                                                               ---------------------    -----------------
                                                                                  1994        1993        1994      1993
- -------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      $  39,069     39,636     105,213    95,060
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of assets                                                    8,755      3,112      17,273    10,366
  Additions to properties and equipment                                          (12,171)   (17,897)    (36,567)  (44,831)
  Acquisition of Compression assets
    (Note 3)                                                                    (205,146)       ---    (240,146)      ---
  Investments in unconsolidated companies,
    net of dividends received                                                        534        357       3,402    (1,457)
  Investment from minority interests,
    net of dividends paid                                                           (197)      (336)     (1,852)   (1,876)
- -------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                      (208,225)   (14,764)   (257,890)  (37,798)
- -------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                       150,000        ---     150,000       ---
  Principal payments on long-term debt                                           (20,643)   (10,268)    (68,547)  (64,362)
  Prepayment penalty on early
    extinguishment of debt                                                           ---        ---         ---    (6,473)
  Cash dividends paid                                                             (5,318)    (5,295)    (15,934)  (15,878)
  Other                                                                               65        (95)        273       463
- -------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                                                         124,104    (15,658)     65,792   (86,250)
- -------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash,
    including temporary cash investments                                         (45,052)     9,214     (86,885)  (28,988)
- -------------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments
 at beginning of period                                                           64,955     70,767     106,788   108,969
- -------------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments
 at end of period                                                              $  19,903     79,981      19,903    79,981
=========================================================================================================================
Supplemental disclosure of cash flow
  information:
   Cash paid during the period for:
     Interest                                                                        596      2,505       2,254     7,984
     Income taxes                                                              $   2,268      2,332      15,041    11,020
=========================================================================================================================

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

(3) Acquisition of Compression Assets

    On September 30, 1994 the company purchased for $35 million in cash the assets of Brazos Gas Compressing Company, a subsidiary of Mitchell Energy & Development Corporation. On November 30, 1994 the company purchased the natural gas compression assets of Halliburton Company using $55 million of available cash and borrowings of $150 million. The costs of these acquisitions were allocated under the purchase method of accounting based on the fair value of the assets acquired. In connection with the purchase of the natural gas compression assets of Halliburton Company, goodwill of approximately $25 million was recorded as other assets in the Condensed Consolidated Balance Sheet and will be amortized in equal charges to earnings over a 15-year period.

    The results of Brazos' and Halliburton's operations have been consolidated with the Company's effective October 1, 1994 and December 1, 1994, respectively. Pro forma combined results of operations of the Company and of Brazos and Halliburton, including appropriate purchase accounting adjustments for the quarter and nine-month periods ended December 31, 1994 and 1993, as though the acquisitions had taken place on April 1 of the respective fiscal years, are as follows:


                                       (In thousands, except per share data)
                               -----------------------------------------------------
                                   Quarter ended                Nine months ended
                                    December 31,                   December 31,
                               --------------------           ----------------------
                                 1994        1993                1994          1993
                               -----------------------------------------------------
   Revenues                    $146,736    147,422            441,688        438,899
====================================================================================
   Earnings before
     extraordinary item        $  9,728     12,238             30,783         27,023
====================================================================================
   Net earnings                $  9,728     12,238             30,783         22,573
====================================================================================
   Primary and fully diluted
     earnings per common share $    .18        .23                .58            .42
====================================================================================

    The $150 million of debt incurred to finance the Halliburton acquisition was borrowed pursuant to a $250 million amended and restated Revolving Credit and Term Loan Agreement with several banks. It bears interest at fluctuating rates subject to certain options chosen in advance by the Company. The effective interest rate on the indebtedness at December 31, 1994 was 7.59% per annum.

(4) Change in Estimated Salvage Value

    During the quarter ended December 31, 1994 the estimated salvage value used to determine depreciation expense for natural gas compressors was raised from 12 1/2% to 30% to better reflect the estimated value of this equipment at the end of its estimated service life. The increase in salvage value resulted from an internal review following the recent acquisitions of a substantial number of natural gas compressors. This change in accounting estimate did not materially affect earnings before extraordinary item, net earnings or earnings per share for the current quarter.

(5) Income Taxes

    Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 37% for the quarter and nine-month period ended December 31, 1994. For the nine-month period ended December 31, 1993 additional income tax expense of approximately $1.9 million was recorded for the revaluation of deferred tax assets and liabilities at the higher statutory income tax rates contained in the Omnibus Budget Reconciliation Act passed by Congress in August 1993. The effective tax rate for the quarter and nine-month period ended December 31, 1993, exclusive of the $1.9 million of additional income tax expense, was 34%.

(6) Commitments and Other Matters

    An employment agreement exists with the company's chairman of the board, president and chief executive officer whereby he will serve in such capacity for three years. The terms of the employment agreement provide for an annual base salary and certain other benefits. Subsequent to the 1994 annual stockholder's meeting on October 20, 1994 and in accordance with the terms of his employment agreement, 70,000 shares of restricted common stock of the company were granted to the chairman of the board. These restricted shares vest at varying intervals when the average sales price of the common stock reaches certain predetermined levels. The fair market value of the stock at the time of the grant was classified in stockholders' equity as deferred compensation-restricted stock and will be amortized by equal monthly charges to earnings over approximately seven years. A consulting agreement exists with the company's former chairman of the board and chief executive officer whereby he will serve as a consultant to the company for a three year period. The terms of the consulting agreement provide, among other things, for an annual consulting fee. Compensation continuation agreements exist with all other officers of Tidewater Inc., whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum compensation amount that could be paid under the compensation continuation agreements, based on present salary levels, is approximately $6,230,000. The amount that could be paid for certain benefits is not presently determinable.

(7) Segment Information

    Revenues and operating profits for the company's business segments are as follows:

                                          (In thousands)
- --------------------------------------------------------------------
                                 Quarter Ended     Nine Months Ended
                                 December 31,         December 31,
                              -------------------  -----------------
                                1994       1993      1994      1993
- --------------------------------------------------------------------
Revenues:
  Marine                       $114,382  118,971    348,448  354,946
  Compression                    21,559   14,002     52,071   41,353
- --------------------------------------------------------------------
                               $135,941  132,973    400,519  396,299
====================================================================
Operating profit:
  Marine:
    From operations            $ 14,296   20,917     48,050   52,980
    Gain on sales of
     assets                       5,833      969      9,627    2,958
    Unusual item                    ---      ---      1,700      ---
- --------------------------------------------------------------------
      Total Marine
       operating profit        $ 20,129   21,886     59,377   55,938
====================================================================
  Compression:
    From operations               3,964    2,277      7,726    5,045
    Gain on sales of
     assets                         243      627        920    1,357
    Unusual item                    ---     (953)       ---     (953)
- --------------------------------------------------------------------
      Total Compression
       operating profit        $  4,207    1,951      8,646    5,449
====================================================================

    The $ 1.7 million unusual item is related to refunds received from the settlement of property tax disputes related to prior years. The settlement amount is included in interest and miscellaneous income in the Condensed Consolidated Statement of Earnings for the nine-month period ended December 31, 1994. See note (8) Other Expense for explanation of the unusual item included in Compression operating profit during the quarter ended December 31, 1993.

(8) Other Expense

    For the quarter ended December 31, 1994 other expense of $2,500,000 is for reserves to cover potential losses due to the insolvency of certain of the company's insurers. For the quarter ended December 31, 1993 other expense of $953,000 is for severance costs associated with the early retirement of several employees of the Compression segment following a reorganization of Compression management.

(9) Corporate Restructuring

    In January 1995 the company began a corporate restructuring. The first phase was implemented on January 5 and resulted in the elimination of several positions in the headquarters' office. The second phase of the restructuring involves the streamlining of marine operations at U.S. and foreign locations and is expected to be completed by the end of the fiscal year. A non-recurring charge relating to the full restructuring will be made in the fourth quarter ending March 31, 1995. The amount of such charge is not reasonably estimated at this time.



INDEPENDENT AUDITORS' REPORT
- ----------------------------

The Board of Directors and Shareholders of Tidewater Inc.:

We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 1994 and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
January 23, 1995

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion and analysis of financial position and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures.

Operating performance for the third quarter of fiscal 1995 remained strong. However, Marine results were adversely impacted by lower daily charter rates compared with year-ago levels for vessels working in the United States. On September 30, 1994 the company purchased for $35 million in cash the assets of Brazos Gas Compressing Company, a subsidiary of Mitchell Energy & Development Corporation. On November 30, 1994 the company purchased the natural gas compression assets of Halliburton Company using $55 million of available cash and borrowings of $150 million. The discussion following includes the results of these assets as of October 1, 1994 for Brazos and as of December 1, 1994, for Halliburton.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 1995 nine-month operating activities generated cash of approximately $10.2 million in excess of amounts generated for the corresponding period of fiscal 1994. The increase in cash for the nine-month period ended December 31, 1994 is primarily the result of higher Compression operating margins and higher collections of accounts receivable.

Investing activities for the three-month and nine-month periods ended December 31, 1994 rose significantly above corresponding amounts invested during the three-month and nine-month periods ended December 31, 1993. The principal reason for the increase over prior year levels is the acquisition of the natural gas compression assets of Halliburton Company in the current quarter for approximately $205 million and the acquisition of the assets of Brazos Gas Compressing Company for approximately $35 million on September 30, 1994. Additions to properties and equipment, excluding the Brazos and Halliburton acquisitions, and proceeds from sales of assets for the quarters and nine-month periods ended December 31 by business segment are compared below:


                                                         (In thousands)
- -----------------------------------------------------------------------------------
                                          Quarter Ended           Nine Months Ended
                                          December  31,              December 31,
                                        ---------------           -----------------
                                          1994     1993            1994       1993
- -----------------------------------------------------------------------------------
Additions to property and equipment:
 Marine                                 $ 7,682  14,618            25,336    25,562
 Compression                              4,401   3,210            10,925    18,969
 General Corporate                           88      69               306       300
- -----------------------------------------------------------------------------------
                                        $12,171  17,897            36,567    44,831
===================================================================================
Proceeds from sales of assets:
 Marine equipment                         7,866   1,575            15,078     7,086
 Compression equipment                      889   1,537             2,195     3,280
- -----------------------------------------------------------------------------------
                                        $ 8,755   3,112            17,273    10,366
===================================================================================


Marine additions for the three-month period ended December 31, 1994 were for modifying existing equipment to meet operating requirements. Compression additions for the current quarter are for modifying existing equipment and include the purchase of six used compressors for approximately $2.1 million. Third quarter fiscal 1994 Marine additions include the purchase of an offshore barge and a towing-supply vessel for approximately $9.4 million. Compression additions for the quarter ended December 31, 1993 include the purchase of several natural gas compressors for approximately $1.6 million. The remainder of Marine and Compression additions for the fiscal 1994 third quarter were primarily for modifying existing equipment. Because current economic conditions generally do not produce an adequate return on investment relative to the costs of new construction, expansion of the Marine vessel fleet for the most part, will continue to come from existing excess industry supplies.

Current quarter financing activities provided net cash of approximately $124.1 million primarily due to borrowing $150 million to finance the Halliburton acquisition. The borrowing was under a $250 million amended and restated Revolving Credit and Term Loan Agreement with several banks and bears interest at fluctuating rates subject to certain options chosen in advance by the Company. In addition to normal scheduled debt repayments, current quarter principal payments on long-term debt include approximately $20 million of prepayments on the debt borrowed to finance the Halliburton acquisition. For the quarter ended December 31, 1993 principal payments include approximately $9.0 million for the termination of capitalized leases on five marine service vessels. Year-to-date fiscal 1995 and 1994 principal payments include approximately $66 million and $60 million, respectively, of long-term debt retired prior to maturity.

Continued dividend payments are subject to declaration by the Board of Directors and are subject to limitation by the Company's revolving credit and term loan agreement.

During the quarter the estimated salvage value used to determine depreciation expense for natural gas compressors was raised from 12-1/2% to 30% to better reflect the estimated value of this equipment at the end of its estimated service life. The increase in salvage value resulted from an internal review following the recent acquisitions of a substantial number of natural gas compressors. This change in accounting estimate did not materially affect earnings before extraordinary item, net earnings or earnings per share for the current quarter.

RESULTS OF OPERATIONS

Revenues and operating profits by business segment and by geographic location for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1994 are:


                                                         (In thousands)
- -----------------------------------------------------------------------------------------
                                                                                 Quarter
                                         Quarter Ended      Nine Months Ended     Ended
                                          December 31,         December 31,     Sept. 30,
                                      -------------------  -------------------  ---------
                                        1994       1993      1994       1993       1994
- -----------------------------------------------------------------------------------------

Revenues:
 Marine:
 Vessel:
    Domestic owned or chartered       $ 46,242    49,246    136,983   134,294      45,205
    Foreign owned or chartered          59,407    66,020    185,921   208,560      62,224
- -----------------------------------------------------------------------------------------
                                       105,649   115,266    322,904   342,854     107,429
    Brokered vessels                     3,382     2,909      9,522     8,109       3,271
    Shipyard sales                       5,351       796     16,022     3,983       4,948
- -----------------------------------------------------------------------------------------
     Total Marine revenues             114,382   118,971    348,448   354,946     115,648
 Compression                            21,559    14,002     52,071    41,353      15,599
- -----------------------------------------------------------------------------------------
                                      $135,941   132,973    400,519   396,299     131,247
=========================================================================================
Operating profit (loss):
 Marine:
 Vessel:
    Domestic owned or chartered          8,661    12,514     25,982    25,911       7,164
    Foreign owned or chartered           4,723     8,328     21,826    27,159       8,451
- -----------------------------------------------------------------------------------------
                                        13,384    20,842     47,808    53,070      15,615
 Shipyard                                  912        75      1,942       (90)        929
 Gains on asset sales                    5,833       969      9,627     2,958       1,517
- -----------------------------------------------------------------------------------------
     Total Marine operating profit      20,129    21,886     59,377    55,938      18,061
 Compression                             4,207     1,951      8,646     5,449       2,657
 Other income                            1,016       877      3,650     3,363       1,637
 Other expense                          (2,500)      ---     (2,500)      ---         ---
 General corporate expenses             (3,128)   (2,720)    (8,053)   (8,289)     (2,620)
 Interest expense                       (1,228)   (1,476)    (1,876)   (6,736)       (241)
- -----------------------------------------------------------------------------------------
 Pre-tax earnings                       18,496    20,518     59,244    49,725      19,494
 Income taxes                           (6,798)   (6,976)   (21,778)  (18,827)     (7,167)
- -----------------------------------------------------------------------------------------
 Earnings before extraordinary
    item                                11,698    13,542     37,466    30,898      12,327
 Extraordinary item                        ---       ---        ---    (4,450)        ---
- -----------------------------------------------------------------------------------------
 Net earnings                         $ 11,698    13,542     37,466    26,448      12,327
=========================================================================================


Consolidated revenues for the current quarter were consistent with consolidated revenues for the quarter ended December 31, 1993. Pre-tax earnings, however, fell approximately 10% principally due to lower Marine operating profit and other expense, partially offset by higher Compression operating profit. Marine operating profit dropped below the fiscal 1994 third quarter amount primarily because of lower utilization of the domestic-based vessel fleet coupled with a significant reduction in the size of the foreign-based vessel fleet. Other expense is for reserves to cover potential losses due to the insolvency of certain of the company's insurers. Higher Compression operating profit is primarily due to a significantly larger natural gas compressor fleet. Compression operating profit for the quarter ended December 31, 1993 includes a $953,000 charge for severance costs resulting from the early retirement of several Compression employees following a reorganization of Compression management.

Nine-month fiscal 1995 consolidated revenues rose modestly while pre-tax earnings grew 19.1% above the respective amounts for the corresponding periods of fiscal 1994. In addition to the current quarter items discussed above, fiscal 1995 year-to-date pre-tax earnings were positively affected by considerably higher gains on sales of Marine assets and substantially lower interest expense compared with the fiscal 1994 year-to-date period. Lower interest expense resulted from the significant amount of debt retired prior to maturity in prior periods. Fiscal 1995 year-to-date pre-tax earnings also include a one-time gain of approximately $1.7 million from the settlement of prior years' property tax disputes. Income taxes for the fiscal 1994 nine-month period include additional expense of approximately $1.9 million for the revaluation of deferred tax assets and liabilities at the higher statutory income tax rates contained in new income tax laws enacted in fiscal 1994. The extraordinary item for the nine-month period ended December 31, 1993 resulted from the early extinguishment of $51.1 million of long-term debt. The extraordinary item consists of a $4.2 million after-tax prepayment penalty and the write-off of associated deferred finance costs of $.3 million.

Current quarter consolidated revenues rose approximately 4% above the prior quarter amount in contrast to the approximately 5% drop in pre-tax earnings compared to the prior quarter amount. Higher Marine and Compression operating profits offset entirely by higher interest expense and a $2.5 million charge to cover potential losses from certain of the company's insurers were the primary reasons for the decrease in current quarter pre-tax earnings. Higher Marine operating profit is principally the result of significantly higher gains from asset sales partially reduced by lower operating profit for the foreign-based vessel fleet. Higher Compression operating profit is primarily due to a much larger fleet of natural gas compressors. Higher interest expense resulted from approximately $150 million of new debt borrowed in connection with the Halliburton acquisition.

The substantial increase in shipyard revenue and operating profit for the current quarter and nine-month period above the corresponding fiscal 1994 periods is principally due to the construction of vessels for third parties.

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1994 consist of the following:


                                               (In thousands)
- ----------------------------------------------------------------------------
                                                                    Quarter
                              Quarter Ended       Quarter Ended      Ended
                               December 31,        December 31,    Sept. 30,
                              ----------------   ----------------- ---------
                                1994      1993     1994      1993     1994
- ----------------------------------------------------------------------------
Type:
 Personnel                    $ 9,315    9,439    27,808    28,602     9,446
 Office and property            2,277    2,198     6,856     6,893     2,217
 Sales and marketing            1,004    1,069     2,942     3,099       885
 Professional services            906    1,188     2,465     3,398       733
 Other                          2,047    2,062     5,460     4,327     1,430
- ----------------------------------------------------------------------------
                              $15,549   15,956    45,531    46,319    14,711
============================================================================


Other general and administrative expense for the current quarter and nine-month period include a $600,000 contribution to a state university to establish a sea-grant fund. The remainder of the increase in fiscal 1995 year-to-date other general and administrative expenses is primarily due to higher reserves for uncollectible accounts. Personnel costs for the quarter and nine-month period ended December 31, 1993 include approximately $104,000 to settle former Zapata Gulf employee union claims in Nigeria. In addition, fiscal 1994 nine-month personnel costs include approximately $540,000 of severance payments to former Zapata Gulf employees in Nigeria. Fiscal 1994 third quarter professional services include approximately $250,000 of costs associated with a secondary stock offering. Fiscal 1994 year-to-date professional services include approximately $587,000 of costs associated with two secondary stock offerings.

MARINE SEGMENT

The marine segment provides a diverse range of services and equipment to the offshore oil and gas industry. Because operating costs and depreciation do not change proportionally with changes in revenues, the amount of operating profit for the Marine segment is primarily determined by vessel fleet utilization and day rates. Operating margins from brokered vessel activity contribute nominally to Marine operating profit.

Marine fleet utilization is affected primarily by market conditions. It is also influenced to a lesser degree by drydockings to satisfy safety and inspection requirements because marine vessels must undergo periodic inspections to remain properly classified and certified. These inspections, whenever possible, are done during seasonally slow periods to minimize the impact on vessel operations and are only done if the vessel is considered to have continuing economic viability. The following table compares day-based Marine fleet utilization percentages by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1994:

                                                                    Quarter
                               Quarter Ended   Nine Months Ended     Ended
                               December  31,      December 31,     Sept. 30,
                               --------------  -----------------   ---------
                               1994      1993     1994      1993      1994
- ----------------------------------------------------------------------------
UTILIZATION:
 Domestic-based fleet:
  Towing Supply/Supply          88.0%    93.1%    86.3%      92.9%     86.3%
  Crew/Utility                  88.9%    92.8%    90.9%      92.8%     92.9%
  Offshore Tugs                 58.5%    68.8%    62.7%      66.8%     63.9%
  Other                         58.9%    72.5%    53.9%      72.7%     50.9%
  Total                         79.1%    85.1%    79.6%      84.5%     80.0%

 Foreign-based fleet:
  Towing Supply/Supply          78.2%    76.2%    80.7%      78.1%     81.7%
  Crew/Utility                  81.9%    73.7%    76.5%      73.0%     74.5%
  Offshore Tugs                 72.7%    76.4%    74.9%      79.1%     71.3%
  Other                         43.0%    72.9%    47.0%      73.0%     42.0%
  Total                         71.5%    75.3%    73.2%      76.7%     72.2%

 Worldwide fleet:
  Towing Supply/Supply          81.5%    81.6%    82.6%      82.6%     83.3%
  Crew/Utility                  85.9%    83.6%    84.5%      83.0%     84.8%
  Offshore Tugs                 65.4%    72.6%    68.8%      73.1%     67.5%
  Other                         46.3%    72.8%    48.4%      72.9%     43.8%
     Total                      74.5%    79.0%    75.7%      79.5%     75.2%
============================================================================

The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consist of vessels operating outside U.S. waters.

Current quarter and nine-month utilization of the domestic-based vessel fleet dropped below the corresponding year ago levels because of lower demand for offshore marine services in the U.S. Gulf of Mexico. Fiscal 1995 third quarter domestic fleet utilization did not materially change from the prior quarter because of continued demand for offshore marine services despite reduced U.S. natural gas prices. Demand for offshore marine services in the U.S. Gulf of Mexico and, in turn, utilization levels for the domestic-based vessel fleet, could be adversely affected if low U.S. natural gas prices persist. Lower utilization of a smaller foreign-based vessel fleet for the current quarter and nine-month period compared with the respective fiscal 1994 periods is primarily due to significantly lower utilization of the inland towing fleet in Nigeria. Lower fiscal 1995 third quarter utilization of the foreign-based vessel fleet compared with the prior quarter is primarily a combination of the normal seasonal slowdown in offshore activity in certain foreign areas and a greater number of vessel drydockings.

Marine vessel day rates are primarily determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table provides a comparison of average vessel day rates by class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1994:

                                                                   Quarter
                             Quarter Ended     Nine Months Ended    Ended
                              December 31,        December 31,     Sept. 30,
                            --------------     -----------------  ----------
                            1994      1993       1994      1993      1994
- ----------------------------------------------------------------------------
AVERAGE VESSEL DAY RATES:
 Domestic-based fleet:
  Towing Supply/Supply    $   3,449     3,711      3,548    3,468      3,458
  Crew/Utility                1,295     1,250      1,272    1,221      1,250
  Offshore Tugs               5,012     4,222      4,534    4,244      4,486
  Other                       2,883     1,867      2,922    1,763      2,971
  Total                   $   3,097     3,016      3,074    2,874      3,014

 Foreign-based fleet:
  Towing Supply/Supply    $   3,556     3,696      3,593    3,676      3,616
  Crew/Utility                1,716     1,677      1,740    1,719      1,752
  Offshore Tugs               2,432     2,827      2,551    2,983      2,416
  Other                         896       540        785      547        789
  Total                   $   2,852     2,768      2,870    2,808      2,917

 Worldwide fleet:
  Towing Supply/Supply    $   3,517     3,701      3,577    3,605      3,560
  Crew/Utility                1,466     1,432      1,461    1,437      1,445
  Offshore Tugs               3,616     3,494      3,459    3,547      3,421
  Other                       1,420       903      1,254      874      1,313
     Total                $   2,954     2,868      2,953    2,834      2,957
  ==========================================================================


The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consist of vessels operating outside U.S. waters.

Average day rates for the domestic-based vessel fleet for the current quarter rebounded to a level slightly above the fiscal 1995 second quarter and fiscal 1994 third quarter levels. This modest increase can primarily be attributed to the different mix of vessels working. Lower fiscal 1995 third quarter average day rates for the foreign-based vessel fleet compared with the prior quarter are principally due to lower demand for offshore marine services in certain foreign locations brought about by the normal calendar year-end slowdown of offshore activity. Higher average day rates for the foreign-based vessel fleet for the three-month period ended December 31, 1994 compared to the corresponding period of fiscal 1994 are primarily due to the mix of vessels working in certain foreign locations.

The following tables compare the average number of vessels by class and by geographic location during the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1994 and the actual December 31, 1994 vessel count:


                                          Average number of vessels during
                           Actual         --------------------------------
                           vessel        Quarter      Nine Months    Quarter
                          count at        Ended         Ended         Ended
                         December 31,  December 31,   December 31,  Sept. 30,
- -----------------------------------------------------------------------------
Domestic-based fleet:       1994      1994     1993   1994    1993      1994
- ---------------------      ------    ------   ------ ------  ------   -------

  Towing Supply/Supply        92        91       89      93      85     91
  Crew/Utility                50        50       48      49      46     49
  Offshore Tugs               47        49       48      48      47     49
  Other                       14        15       23      14      23     15
- -----------------------------------------------------------------------------
       Total                 203       205      208     204     201    204
- -----------------------------------------------------------------------------
Foreign-based fleet:
- --------------------
  Towing Supply/Supply       173       176      190     176     195    179
  Crew/Utility                38        38       45      40      45     39
  Offshore Tugs               46        46       48      47      49     46
  Other                       57        57       62      58      63     57
- -----------------------------------------------------------------------------
       Total                 314       317      345     321     352    321
- -----------------------------------------------------------------------------
  Owned or chartered
   vessels included in
    marine revenues          517       522      553     525     553    525
  Vessels withdrawn
   from active service        17        16       13      17      12     17
  Joint venture owned
   vessels                    43        43       43      43      43     43
- -----------------------------------------------------------------------------
       Total                 577       581      609     585     608    585
=============================================================================
Worldwide fleet:
- ----------------
  Towing Supply/Supply       305       306      313     308     314    309
  Crew/Utility                93        93      100      95      98     93
  Offshore Tugs               95        97       98      97      98     97
  Other                       84        85       98      85      98     86
- -----------------------------------------------------------------------------
       Total                 577       581      609     585     608    585
=============================================================================


The drop in the average size of the foreign-based vessel fleet from 345 a year ago to the current 317 is primarily due to several vessels being withdrawn from active service due to age and anticipated high repair and maintenance costs, the transfer of vessels to the domestic-based vessel fleet and the return of vessels to their owners which could not be operated profitably under current market conditions. As the Marine vessel fleet ages additional vessels may be withdrawn from active service.

The following table compares major components of Marine operating costs and compares selected statistics for owned and chartered vessels for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1994:


                                                (In thousands)
- -------------------------------------------------------------------------------
                                                                       Quarter
                                Quarter Ended     Nine Months Ended     Ended
                                 December 31,       December  31,     Sept. 30,
                               ---------------    -----------------  ----------
                               1994       1993      1994      1993      1994
- -------------------------------------------------------------------------------
Crew costs                    $ 31,315   33,294    95,872   101,491      32,576
Repair and maintenance          16,174   16,144    47,066    52,530      15,200
Vessel insurance                 7,734    6,413    22,688    18,921       7,300
Fuel, lube, and supplies         5,187    5,236    15,153    16,441       5,188
Other                            4,543    4,966    13,220    15,346       4,464
- -------------------------------------------------------------------------------
    Total operating costs
      of owned or chartered
      vessels                   64,953   66,053   193,999   204,729      64,728
Brokered vessels costs           3,206    2,633     8,818     7,471       3,075
Shipyard costs                   4,347      627    14,065     3,828       4,164
- -------------------------------------------------------------------------------
                              $ 72,506   69,313   216,882   216,028      71,967
===============================================================================
For owned or chartered
 vessels:
    Overall percentage
     increase (decrease) in
     operating costs from
     same period of prior
     fiscal year                  (1.7%)   (1.0%)    (5.2%)     9.6%       (6.2%)
===============================================================================
    Operating costs as a
     percentage of
     related revenues             61.5%    57.3%     60.0%     59.7%       60.3%
===============================================================================

Changes in fleet size and utilization are the principal factors which cause fluctuations in the amount of crew costs. Fiscal 1995 crew costs for the current quarter and nine-month period fell below year ago levels primarily due to a reduction in average fleet size and lower vessel activity for the domestic-based vessel fleet. Lower crew costs in the current quarter compared with the prior quarter is a result of significantly lower seamen's benefit costs. Lower seamen's benefit costs resulted from a reduction in reserves for the company's medical plan due to lower than expected claims costs. The absence of significant new vessel construction within the energy services industry over the past 10 to 12 years has caused the average age of the Company's Marine vessel fleet to rise. Currently the average age of the Company's Marine vessel fleet is approximately 16 years. Though primarily dictated by regulatory agencies, the scheduling of vessel drydockings together with the age of the vessels affects the amount of repair and maintenance expense in any period. Vessel drydockings, whenever possible, are scheduled to minimize any impact on revenues. Higher vessel insurance costs for the current quarter and nine-month period are, in part, the result of a much tougher insurance market which is unwilling to provide past levels of coverage at the rates experienced in prior periods.

COMPRESSION SEGMENT

The Compression segment provides natural gas compression services and equipment for a variety of applications primarily in the oil and gas and petrochemical industries. It also designs, fabricates and installs engineered compressor systems. Compression operating profit is primarily determined by operating margins for rental revenues.

Compression segment revenues are compared in the following table on a dollar basis and as a percentage of total Compression revenues for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1994:


                                                  (In thousands)
- ---------------------------------------------------------------------------------
                                                                         Quarter
                                  Quarter Ended     Nine Months Ended     Ended
                                   December 31,       December 31,      Sept. 30,
                                -----------------  -------------------  ---------
                                  1994     1993      1994       1993       1994
- ---------------------------------------------------------------------------------
Gas Compressor rental           $13,517    8,067     29,693    22,719       8,150
Equipment and parts sales         6,319    4,125     17,814    13,922       5,871
Repair, service and other         1,723    1,810      4,564     4,712       1,578
- ---------------------------------------------------------------------------------
                                $21,559   14,002     52,071    41,353      15,599
=================================================================================
As a percentqage of total
 Compression revenues:
   Gas compressor rental             63%      58%        57%       55%         52%
   Equipment and parts sales         29%      29%        34%       34%         38%
   Repair, service and other          8%      13%         9%       11%         10%
- ---------------------------------------------------------------------------------
                                    100%     100%       100%      100%        100%
=================================================================================

Gas compressor utilization is affected primarily by natural gas storage levels and by the number and age of producing oil and gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Suitability, availability and rental rates for equipment are also major factors which affect utilization of gas compression equipment.

The following table compares utilization, average rental rates and average fleet size for gas compressors for the quarters and nine-month periods ended
December 31 and for the quarter ended September 30, 1994:


                                                                                Quarter
                                      Quarter Ended      Nine Months Ended       Ended
                                       December 31,         December 31,       Sept. 30,
                                     ---------------      ----------------    ----------
                                       1994    1993        1994       1993        1994
- ----------------------------------------------------------------------------------------
Gas Compressors
 (HP based statistics):
Utilization                            80.3%     89.8%     84.1%      84.9%        87.0%
Average monthly rental rate           $17.54     16.53     17.00      16.63        16.70
Average fleet size                   319,676   181,159   230,868    178,766      187,105
========================================================================================


The decline in current quarter and nine-month utilization of the gas compressor fleet resulted from a combination of reduced demand for compression services, due to falling U.S. natural gas prices, and the integration of the Brazos and Halliburton gas compressor fleets, which historically, experienced lower levels of utilization. While the long-term outlook for U.S. natural gas prices remains positive, near-term improvements are not expected. Should U.S. natural gas prices remain at, or fall below, current levels utilization of natural gas compressors may be adversely affected.

Operating costs of the Compression segment consist of the following for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1994:


                                                      (In thousands)
- ---------------------------------------------------------------------------------------
                                                                              Quarter
                                         Quarter Ended    Nine Months Ended     Ended
                                          December 31,      December 31,      Sept. 30,
                                        ----------------  ------------------  ---------
                                         1994     1993      1994      1993      1994
- ---------------------------------------------------------------------------------------
Field operating expenses:
  Wages and benefits                   $ 2,362    1,527     5,564     4,639    1,641
  Repairs and maintenance                1,988    1,475     5,104     4,415    1,422
  Other                                  1,227      781     3,017     2,171      964
- ---------------------------------------------------------------------------------------
                                         5,577    3,783    13,685    11,225    4,027
 Cost of sales                           5,740    3,312    15,141    11,298    4,855
- ---------------------------------------------------------------------------------------
                                       $11,317    7,095    28,826    22,523    8,882
=======================================================================================
Field operating costs as a
 percentage of rental, repair
 service and other revenues                 37%      38%       40%       41%      41%
=======================================================================================
Costs of sales as a percentage
 of related revenues                        91%      80%       85%       81%      83%
=======================================================================================


Field operating expenses primarily relate to gas compressor rental, repair and service operations. Field operating expenses are generally consistent from period-to-period and usually vary in the short-term due to fluctuations in the level of repairs and maintenance expense. Long-term growth in field operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Current quarter increases in field operating expenses are
primarily attributable to the Brazos and Halliburton acquisitions.   Costs of
sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems. Fluctuations in costs of sales as a percentage of related revenues are generally due to competitive forces and the type of equipment sold.

Gains from sales of assets have contributed $.2 million and $.9 million for the quarter and nine-month period ended December 31, 1994, respectively. For the quarter and nine-month period ended December 31, 1993 gains from sales of assets contributed $.6 million and $1.4 million, respectively, to segment operating profits.

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

ENVIRONMENTAL MATTERS

During the ordinary course of business the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and the related environmental damage. The company is currently involved in litigation with the Environmental Protection Agency concerning the disposal of oilfield wastes. In the opinion of management, the ultimate liability with respect to the litigation will not have a material adverse effect on the company's financial position.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

A. The Annual Meeting of Stockholders of the Company was held in New Orleans, Louisiana on October 20, 1994.

B. Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

                                  Nominee or Director
        Name                      Continuing in Office

        Arthur R. Carlson         Nominee
        John P. Laborde           Nominee
        William C. O'Malley       Nominee
        Robert H. Boh             Director Continuing in Office
        Donald T. Bollinger       Director Continuing in Office
        Hugh J. Kelly             Director Continuing in Office
        Paul W. Murrill           Director Continuing in Office
        Lester Pollack            Director Continuing in Office
        J. Hugh Roff, Jr.         Director Continuing in Office

C. The Company's Stockholders voted as follows with respect to the proposals presented at the meeting:

    1. Arthur R. Carlson was elected director with 44,928,858 votes cast for and 174,286 votes withheld;

    2. John P. Laborde was elected director with 44,930,458 votes cast for and 172,681 votes withheld;

    3. William C. O'Malley was elected director with 44,894,794 votes cast for and 208,345 votes withheld; and

    4. The selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1995 was ratified with 44,980,674 votes cast for, 30,488 votes against and 91,977 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

A. At page 22 of this report is the index for those exhibits required to be filed as a part of this report.

B. The Company's report on Form 8-K dated November 30, 1994 reported that the Company had completed its acquisition of the natural gas compression assets of Halliburton Company and Halliburton Canada Inc.

C.  The Company's report on Form 8-K dated January 5, 1995 reported that:

    1.  The Company had announced a corporate restructuring; and

    2. Victor I. Koock, Senior Vice President, Secretary, and Co-General Counsel, and Gary D. Pope, Vice President, had elected to terminate their employment from the Company effective March 15, 1995, and March 7, 1995, respectively, in connection with the restructuring.

D. The Company's Report on Form 8-K/A-1 dated November 30, 1994 amended the Company's Report on Form 8-K dated November 30, 1994 to provide the financial statements and pro forma financial information required to be filed with respect to the natural gas compression assets of Halliburton Company and Halliburton Canada Inc.

                                 EXHIBIT INDEX


The index below describes each exhibit filed as a part of this report.


Exhibit
Number

11   -  Statement - Computation of Per Share Earnings.

27   -  Financial Data Schedule.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              TIDEWATER INC.
                              -----------------------------------------
                              (Registrant)


                              /s/ KEN C. TAMBLYN
Date:  January 24, 1995       _________________________________________
                              Ken C. Tamblyn
                              Executive Vice President and
                              Chief Financial Officer


                              /s/ CLIFFE F. LABORDE
Date:  January 24, 1995       _________________________________________
                              Cliffe F. Laborde
                              Senior Vice President and General Counsel