Form 10-K405
period 1995-03-31
TIDEWATER INC
filed 1995-05-02
CIK 98222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] - For the Fiscal Year Ended MARCH 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] - For the Transition Period From ____________________ to ____________________.

                         Commission file number 1-6311

                                 TIDEWATER INC.
             (Exact name of registrant as specified in its Charter)

                       DELAWARE                             72-0487776
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification No.)


      1440 CANAL STREET, NEW ORLEANS, LOUISIANA               70112
       (Address of principal executive offices)             (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (504) 568-1010

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

      TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED

Common Stock, par value $0.10    New York Stock Exchange, Pacific Stock Exchange
Preferred Stock Purchase Rights  New York Stock Exchange, Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of April 27, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,124,381,000.

     53,237,839 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 27, 1995. Registrant has no other class of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1995 Annual Meeting of Stockholders are incorporated into Part III of this report.

                               TABLE OF CONTENTS

                                     PART I
                                                                           PAGE
ITEM                                                                      NUMBER
- ----                                                                      ------
 1 & 2. Business and Properties............................................  3
 3.     Legal Proceedings..................................................  7
 4.     Submission of Matters to a Vote of Security Holders................  8
 4A.    Executive Officers of the Registrant...............................  8

                                    PART II

 5.     Market for the Registrant's Common Stock and Related
             Stockholder Matters...........................................  9
 6.     Selected Financial Data............................................ 10
 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 11
 8.     Financial Statements and Supplementary Data........................ 22
 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure........................... 22

                                    PART III

10.     Directors and Executive Officers of the Registrant................. 22
11.     Executive Compensation............................................. 22
12.     Security Ownership of Certain Beneficial Owners and Management..... 22
13.     Certain Relationships and Related Transactions..................... 23

                                    PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 23

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

     Tidewater Inc. (the "Company") was incorporated in Delaware in 1956. The Company's principal executive offices are located at 1440 Canal Street, New Orleans, Louisiana 70112, and its telephone number is (504) 568-1010. Unless otherwise required by the context, the term "Company" as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

     The Company's two principal divisions are Tidewater Marine and Tidewater Compression. Tidewater Marine principally provides support services to the international offshore petroleum industry. Tidewater Compression principally provides natural gas and air compression equipment and services, primarily to the energy industry.

     Information concerning revenues, operating profits and assets for each of the Company's business segments and the geographic distribution of its operations is set forth in Item 7 of this report.

TIDEWATER MARINE

     Tidewater Marine is the world's largest provider of offshore supply vessels and marine support services. With a fleet of approximately 570 vessels, Tidewater Marine operates, and has a leading market share, in most of the world's significant oil and gas exploration and production markets. Tidewater Marine provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor-handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; and supporting pipelaying and other offshore construction activities.

     The Company's fleet is deployed in the major offshore oil and gas areas of the world. The principal areas of the Company's operations include the U.S. Gulf of Mexico, areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, Venezuela and West Africa and in the North Sea and the Persian Gulf. The Company conducts its operations through wholly-owned subsidiaries and joint ventures. For information concerning revenues derived from domestic and foreign marine operations, see "Marine Segment" in Item 7 of this report.

     MARINE SERVICES EQUIPMENT. The Company's vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Tables comparing the number of vessels in the Company's marine fleet by class and geographic distribution appear under "Marine Segment" in Item 7 of this report.

     The Company's largest class of vessels consists of towing-supply and supply vessels that are chartered to customers for use principally in transporting supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. In addition, vessels of the towing-supply class are equipped for and are capable of towing drilling rigs and other marine equipment and setting anchors for positioning and mooring drilling rigs.

     The Company's other classes of vessels include crew and utility vessels that are chartered to customers for use principally in transporting supplies and personnel from shore bases to offshore drilling rigs, platforms and other installations, and offshore tugs that tow floating drilling rigs, dock tankers, tow barges, assist pipelaying and construction barges and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo.

     The Company's vessels also include inshore tugs and both inshore and offshore barges, production, line-handling and various special purpose vessels. Inshore tugs, which are operated principally within inland waters, tow drilling rigs to and from their locations, and tow barges carrying equipment and materials for use principally in inland water drilling and production operations. Barges are either used in conjunction with Company tugs or are bareboat chartered to others.

     Information concerning the average age of the Company's Marine vessel fleet is set forth in Item 7 of this report.

     In fiscal 1995, the Company acquired 14 used vessels, consisting of ten towing supply and supply vessels, two offshore tugs, one crewboat and one barge. Eight of the towing supply and supply vessels were previously leased to the Company.

     CONTRIBUTIONS OF MAIN CLASSES OF VESSELS. Of the Company's revenues from marine vessel equipment operations, the following percentages were contributed by the main classes of vessels:
                                                       YEAR ENDED MARCH 31,
- ------------------------------------------------------------------------------
                                                  1995        1994        1993
                                                  ----        ----        ----
Towing-supply and supply vessels ...........       68%         67%         68%
Crew and utility vessels ...................        9%          9%          8%
Offshore tugs ..............................       19%         20%         19%
Other vessels ..............................        4%          4%          5%
- ------------------------------------------------------------------------------

     SHIPYARDS. Quality Shipyards, Inc., a wholly-owned subsidiary of the Company, operates two shipyards in Houma, Louisiana, which build, repair, modify and drydock vessels. Approximately 27% of the shipyards' business for the year ended March 31, 1995 related to repairs, modifications and drydockings of the Company's vessels.

     RISKS OF OPERATION AND INSURANCE. The operation of any marine equipment involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, property losses to the vessel and business interruption due to political action in foreign countries. Any such event may result in a reduction in revenues or increased costs. The Company's vessels are insured for estimated market value against damage or loss, including war and pollution risks. The Company also carries workers compensation, maritime employer's liability, general liability (including third party pollution) and other insurance customary in the industry.

     The Company's foreign marine equipment operations are subject to the usual risks inherent in doing business in foreign countries. Such risks include political changes, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations, and import/export restrictions, all of which are beyond the control of the Company. Although it is impossible to predict the likelihood of such occurrences or their effect on the Company, the Company believes these risks to be within acceptable limits and, in view of the mobile nature of the Company's principal revenue producing assets, does not consider them to constitute a factor materially adverse to the conduct of its foreign marine equipment operations as a whole.

     INDUSTRY CONDITIONS AND COMPETITION. Tidewater Marine's operations are materially dependent upon the levels of activity in offshore oil and natural gas exploration, development and production throughout the world. Such activity levels are affected both by short-term and long-term trends in world oil and natural gas prices. In recent years, oil and natural gas prices and, therefore, the level of offshore drilling and exploration activity, have been extremely volatile. A discussion of current market conditions appears under "Marine Segment" in Item 7 of this report.

     COMPETITION AND CUSTOMERS. The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and service. The Company has numerous competitors in virtually all areas in which it operates. Certain customers of the Company own and operate vessels to service certain of their offshore activities.

     Tidewater Marine's diverse, mobile asset base and geographic distribution allow it to respond quickly to market conditions and provide a full range of vessel services to its customers throughout the world. Management believes that the Company has a significant competitive advantage because of the size, diversity and geographic distribution of its fleet, the Company's financial strength and economies of scale.

     Although one customer accounted for 13% and the five largest customers accounted for approximately 30% of its marine revenues during the year ended March 31, 1995, the Company does not consider its marine operations dependent on any single customer.

     GOVERNMENT REGULATIONS. The Company's vessels are subject to various statutes and regulations governing their operation and maintenance.

     Under the Merchant Marine Act of 1936 and the Shipping Act, 1916, the Company would lose the privilege of engaging in U.S. coastwise trades if more than 25% of the Company's outstanding stock was owned by non-U.S. citizens. The Company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of its common stock. In addition, the Company's charter permits the Company certain remedies with respect to any transfer or purported transfer of shares of the Company's common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the Company by its transfer agent, approximately 9.4% of the Company's outstanding common stock was owned by non-citizens as of March 31, 1995.

     At March 31, 1995, 183 vessels wholly owned by the Company were registered under flags other than the United States. In addition, all of the Company's 43 joint venture owned vessels were registered under non-U.S. flags at March 31, 1995. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the Company's non-U.S. flag vessels must continue to be operated abroad, and if the Company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected.

     All of the Company's offshore vessels are subject to international safety and classification standards. U.S. flag towing-supply and supply vessels are required to undergo periodic inspections and to be recertified under drydock examination at least twice every five years. Non-U.S. flag vessels are also subject to various similar regulations.

TIDEWATER COMPRESSION

     Tidewater Compression provides natural gas and air compression equipment and services principally to the energy industry, primarily in the United States.

     GAS COMPRESSION RENTALS. The Company rents natural gas compressors to oil and gas producers and processors. With a fleet of 2,876 compressors, Tidewater Compression operates the largest rental fleet of gas compressors in the United States. The compressors are used primarily to boost the pressure of natural gas from the wellhead into gas gathering systems, into nearby gas processing plants, or into high pressure pipelines. Gas compression equipment and services offered by the Company also are used in the production of coalbed methane and in enhanced recovery projects such as fire-flooding, gas lift, or gas injection, with the objective of increasing the amount of oil or condensate that can be recovered from a reservoir. Customers often rent compressors rather than purchase them because the required compressor horsepower and stage configuration can change several times in the lifetime of a project. The primary market served is natural gas production activities in the United States, although the Company is actively seeking to establish markets outside the United States. A table setting forth utilization, rental rates and fleet size of the Tidewater Compression gas rental fleet appears in "Compression Segment" in Item 7 of this report.

     During fiscal 1995, the Company acquired the natural gas compression assets of Halliburton Company and one of its affiliated companies (collectively "Halliburton Compression") and Brazos Gas Compressing Company ("Brazos"), a subsidiary of Mitchell Energy & Development Corp. ("Mitchell"). In the Halliburton Compression acquisition, the rental agreements entered into by Halliburton for rental of its compressors to customers were assumed by the Company. As part of the Brazos transaction, the Company entered into an agreement to provide the gas compression service needs of Mitchell Energy Corporation, Mitchell's oil and gas operating subsidiary for a period of two years at fair market value rental rates. Information concerning acquisitions is set forth in Item 7 and Note 2 of the Notes to Consolidated Financial Statements included in this report.

     EQUIPMENT AND PARTS SALES. Tidewater Compression's Tide-Air division sells air and natural gas compressor packages and other related equipment to domestic and foreign engineering contractors, oil and gas producers and to manufacturers and other concerns. The equipment consists of skid mounted compressors designed to meet complex specifications for specialized applications. The gas compression equipment is used to facilitate the production, transportation and storage of natural gas as well as boosting fuel gas pressure for electrical power generation. The air compression equipment is used to operate machinery, for instrumentation and in manufacturing processes. The Company's compression operations include an engineering and fabrication facility at which the Company designs and constructs air and gas compression packages.

     DISTRIBUTORSHIPS. The Company holds distributorships for various manufacturers of air and gas compressors, related equipment and a wide range of accessories. These manufacturers are the source for equipment and accessories sold by the Company.

     INDUSTRY CONDITIONS. In addition to well age and natural gas consumption, a structural shift in U.S. oil and gas industry operations is affecting demand for natural gas compression package rentals. Many of the major oil companies have directed their focus toward international operations and away from domestic natural gas reserves. Accordingly, these companies recently have been selling their domestic natural gas reserves and minimizing staff in domestic operations. As a result, demand for rental packages of natural gas compressors is expected to increase as buyers of natural gas reserves or producers with reduced staffs are less likely to own and operate natural gas compressor packages and more likely to rent natural gas compressor packages to meet their natural gas compression needs.

     COMPETITION AND CUSTOMERS. The compression equipment market is highly competitive, with the principal competitive factors being price, service and availability. The Company competes with a large number of companies in each area in which it operates.

     Although one customer accounted for 4% and the five largest customers accounted for approximately 14% of its compression revenues during the year ended March 31, 1995, the Company does not consider itself dependent on any one customer.

     INTERNATIONAL OPERATIONS. While most of Tidewater Compression's operations are domestic, the Company sells and rents natural gas compressor packages and parts in Canada and rents natural gas units in Argentina. The Tide-Air division's air and gas compression packages are sold to customers throughout the world.

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

ENVIRONMENTAL COMPLIANCE

     Compliance with existing governmental regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have, nor is expected to have, a material effect on the Company.

EMPLOYEES

     As of March 31, 1995, the Company had approximately 6,870 employees. The Company considers relations with employees to be satisfactory. The Company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several foreign countries.

     In fiscal 1995, the Company commenced a corporate restructuring in order to increase margins, sharpen the focus of management and to better respond to customer needs. The first phase of the program involved the elimination of approximately 62 positions at the Company's headquarters. The second phase of the restructuring involved reduction of 88 positions at various facilities of Tidewater Marine. Information concerning the restructurings is set forth in Note 11 of the Notes to Consolidated Financial Statements included in this report.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any litigation which, in the opinion of management, is likely to have a material adverse effect on the Company's financial position or results of operations. Information concerning pending litigation is set forth in Item 7 and Note 11 of the Notes to Consolidated Financial Statements included in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

             NAME           AGE                  POSITION
             ----           ---                  --------
     William C. O'Malley .. 58  Chairman, President and Chief Executive Officer
                                since October, 1994. Chairman of the Board from 1987 to 1994 and Chief Executive Officer from 1990 to 1994 of Sonat Offshore Drilling. Inc. Employed 1994.

     Richard M. Currence .. 56  Executive Vice President since 1992. Senior Vice
                                President from 1986 to 1992. Employed 1966 with a break in service from 1973 to 1985.

     Ken C. Tamblyn ....... 51  Executive Vice President since 1992. Senior Vice
                                President from 1986 to 1992. Employed 1986.

     Cliffe F. Laborde .... 43  Senior Vice President and General Counsel since
                                1992. Employed 1992. Shareholder in Gelpi,
                                Sullivan, Carroll & Laborde, a professional law corporation, from 1979 to 1992.

     Stephen A. Snider .... 47  Senior Vice President since 1991. Employed 1975 with a break in service from 1983 to 1991 during which Mr. Snider owned and operated Learning Associates, Inc.

     There are no family relationships between the officers of the Company. The Company's officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 1995, there were approximately 2,406 record holders of the Company's common stock, based upon the record holder list maintained by the Company's stock transfer agent. The following table sets forth the high and low closing sales price of the Company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on the common stock for the periods indicated.

- --------------------------------------------------------------------------------
FISCAL YEAR            QUARTER         HIGH           LOW           DIVIDEND
- --------------------------------------------------------------------------------
1995                   First          23-1/4         19-1/4           0.10
                       Second         24-7/8         21-1/4           0.10
                       Third          23-3/8         18-1/4           0.10
                       Fourth         20-3/8         16-3/4           0.10

1994                   First          26-3/8         21-1/8            --
                       Second         23-1/4         19               0.10
                       Third          25-3/4         19-1/2           0.10
                       Fourth         23-1/8         19-1/2           0.10
- --------------------------------------------------------------------------------

     The payment of dividends on common and preferred stock are subject to limitations under the Company's revolving credit and term loan agreement, although no preferred stock is currently outstanding. None of such limitations are currently expected to restrict the Company's continued payment of dividends at current levels. A further discussion of this matter is contained in Note 7 of the Notes to the Consolidated Financial Statements included in this report.

     As a result of the timing of the fiscal 1994 Board of Director meetings, only three quarterly dividends of $0.10 per common share were declared during fiscal 1994.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included in this report.

YEARS ENDED MARCH 31
(IN THOUSANDS, EXCEPT RATIO AND PER SHARE AMOUNTS)

                                                          1995(5)          1994             1993             1992            1991
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Marine operations .............................        $455,284         466,601          413,439          430,681         394,325
  Compression operations ........................          83,490          55,471           62,099           54,561          61,479
- -----------------------------------------------------------------------------------------------------------------------------------
                                                         $538,774         522,072          475,538          485,242         455,804
===================================================================================================================================
Earnings from continuing operations .............        $ 42,628          36,130           27,809           25,904          36,904
Discontinued operations (1) .....................            --              --              3,099              357          (2,258)
Extraordinary loss on early
  debt retirement (2) ...........................            --           (11,970)            --               --              --
Accounting change (3) ...........................            --              --             (6,640)            --              --
- -----------------------------------------------------------------------------------------------------------------------------------
Net earnings ....................................        $ 42,628          24,160           24,268           26,261          34,646
===================================================================================================================================
Per common share:
  Earnings from continuing operations ...........        $    .80             .67              .53              .49             .70
  Discontinued operations (1) ...................            --              --                .06              .01            (.04)
  Extraordinary loss on early
    debt retirement (2) .........................            --              (.22)            --               --              --
  Accounting change (3) .........................            --              --               (.13)            --              --
- -----------------------------------------------------------------------------------------------------------------------------------
Net earnings ....................................        $    .80             .45              .46              .50             .66
===================================================================================================================================
Total assets ....................................        $902,185         809,886          838,748          867,573         896,420
===================================================================================================================================
Long-term debt ..................................        $100,000            --             95,722          123,896         181,622
===================================================================================================================================
Working capital .................................        $ 99,693         156,126          201,399          171,231         140,066
===================================================================================================================================
Current ratio ...................................            1.98            2.20             3.10             2.43            2.04
===================================================================================================================================
Cash dividends declared per
  common share (4) ..............................        $    .40             .30             .325             --              --
===================================================================================================================================

(1) See Note (3) of Notes to Consolidated Financial Statements for further information concerning the disposal of the Container Shipping segment.

(2) For further details concerning the early debt retirement see Note (7) of Notes to Consolidated Financial Statements.

(3) For further details concerning the accounting change see Note (8) of Notes to Consolidated Financial Statements.

(4) As a result of the timing of the fiscal 1994 Board of Directors meetings, only three quarterly dividends of $.10 per common share each were declared during fiscal 1994.

(5) See Note (11) of Notes to Consolidated Financial Statements for further information concerning a $5.9 million pre-tax charge to earnings during fiscal 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements, the related disclosures and the selected financial data.

     Fiscal 1995 pre-tax earnings rose approximately 17% principally due to the significant expansion of the Company's natural gas compressor fleet and higher gains from asset sales. Fiscal 1995 results also include certain charges related to the Company's restructuring of its headquarters and worldwide marine operations and increased reserves to cover possible losses due to the potential insolvency of certain of the Company's insurers. Demand for Company services weakened during fiscal 1995 as a result of lower U.S. natural gas prices and the instability of the price of oil.

LIQUIDITY AND CAPITAL RESOURCES

     Fiscal 1995 operating activities generated a consistent level of cash compared with the corresponding amount for fiscal 1994. Marine operating margins primarily determine the overall level of cash generated from operating activities. The following table compares operating margins for the Company's business segments.
                                                      (IN THOUSANDS)
                                          1995             1994            1993
- --------------------------------------------------------------------------------
Marine .........................        $169,734         177,665         161,012
Compression ....................          37,604          25,133          25,816
- --------------------------------------------------------------------------------
                                        $207,338         202,798         186,828
================================================================================

Operating margins are defined as revenues less operating expenses, excluding depreciation.

     Fluctuations in the level of Marine operating margins over the past three fiscal years were attributable primarily to decreased levels of utilization for a smaller worldwide vessel fleet from fiscal 1994 to fiscal 1995 and higher utilization and average day rates for the domestic-based vessel fleet from fiscal 1993 to fiscal 1994. Fiscal 1995 Compression operating margins surpassed the prior year level principally due to a substantial increase in the size of the natural gas compressor fleet. Fiscal 1994 Compression operating margins were down slightly from fiscal 1993 due to an anticipated drop in sales of engineered products. For the past several years operating activities have generated cash in excess of the amount required to satisfy current obligations. Anticipated fiscal 1996 utilization levels and day/rental rates for the Marine vessel fleet and Compression rental equipment should maintain this condition.

     Investing activities for fiscal 1995 consumed a significantly larger amount of cash compared with fiscal 1994. The principal reason for the increase over the prior year level is the acquisition of the natural gas compression assets of Halliburton Company in the third quarter of fiscal 1995 for approximately $205 million and the acquisition of the assets of Brazos Gas Compressing Company for approximately $35 million at the end of the second quarter of fiscal 1995. Additions to properties and equipment, excluding the Brazos and Halliburton Compression acquisitions, and proceeds from asset sales are compared by business segment in the following tables for the years ended March 31:

                                                            (IN THOUSANDS)
                                                       1995      1994      1993
- --------------------------------------------------------------------------------
ADDITIONS TO PROPERTIES AND EQUIPMENT:
MARINE:
  Additional equipment ...........................  $ 18,285    11,761    27,055
  Modifications/additions to existing fleet ......    20,053    18,936    17,518
  Other ..........................................     1,824     1,697     1,530
- --------------------------------------------------------------------------------
                                                      40,162    32,394    46,103
- --------------------------------------------------------------------------------
COMPRESSION:
  Additional equipment ...........................     7,213    15,976     3,579
  Modifications/additions to existing fleet ......     5,962     3,729     1,177
  Other ..........................................     1,330       840       869
- --------------------------------------------------------------------------------
                                                      14,505    20,545     5,625
General Corporate ................................       327       380       638
- --------------------------------------------------------------------------------
                                                    $ 54,994    53,319    52,366
================================================================================
PROCEEDS FROM SALES OF ASSETS:
  Marine fleet ...................................  $ 18,661     8,107     3,890
  Compression fleet ..............................     4,358     3,376     4,215
- --------------------------------------------------------------------------------
                                                    $ 23,019    11,483     8,105
================================================================================

     Fiscal 1995 financing activities provided cash of $42.3 million primarily due to borrowing $150 million to finance the Halliburton Compression acquisition. The borrowing was under a $250 million amended and restated Revolving Credit and Term Loan Agreement with several banks and bears interest at fluctuating rates subject to certain options chosen in advance by the Company. In addition to normal scheduled debt repayments, fiscal 1995 payments on long-term debt include $35.0 million of prepayments on debt borrowed to finance the Halliburton Compression acquisition and approximately $46.0 million for the early retirement of the 7% convertible subordinated debentures called for redemption on March 16, 1994. Fiscal 1994 financing activities include approximately $57.6 million to retire, prior to maturity, $51.1 million of notes bearing interest rates ranging from 9.17% to 10%. The remainder of the cash used to retire the notes was for associated prepayment penalties. Fiscal 1994 principal payments also include approximately $9.0 million for termination of capitalized lease obligations and the related purchase of five marine vessels. Fiscal 1993 cash used in financing activities includes approximately $38.0 million for long-term debt retired prior to maturity.

     On March 16, 1994, the Company called for redemption the approximately $47.2 million of 7% convertible subordinated debentures due 2010. Holders converted $1,113,000 of debentures into 44,520 shares of the Company's common stock at a conversion price of $25.00 per share. The remainder of the debentures were redeemed at 101.4% of par value plus accrued interest on April 18, 1995. An extraordinary charge to earnings of approximately $7.5 million (net of income taxes), or $.14 per common share, was recorded in the fourth quarter of fiscal 1994. The extraordinary charge consisted of $.6 million of prepayment premium and $11.0 million of unamortized original issue discount and deferred financing costs, less $4.1 million of income tax benefits.

     During fiscal 1993, dividends of $.075 per common share were declared and paid in each of the first three quarters and a $.10 per common share dividend was declared in the fourth quarter. Due to the timing of the meetings of the Board of Directors, three quarterly dividends were declared in fiscal 1994, each at $.10 per common share. During fiscal 1995 dividends of $.10 per common share were declared and paid in each quarter. Continued dividend payments are subject to declaration by the Board of Directors and are subject to limitation by the Company's revolving credit and term loan agreement.

RESULTS OF OPERATIONS

Revenues, operating profits and certain other information by business segment and geographic distribution for the years ended March 31 are:

                                                                                                       (IN THOUSANDS)
                                                                                          1995              1994            1993
- -----------------------------------------------------------------------------------------------------------------------------------
Revenue (A):
   Marine:
     United States ..............................................................       $ 207,547          197,262          131,229
     Foreign (B) ................................................................         247,737          269,339          282,210
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                          455,284          466,601          413,439
   Compression ..................................................................          83,490           55,471           62,099
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                        $ 538,774          522,072          475,538
===================================================================================================================================
Operating profit:
   Marine:
     United States ..............................................................          47,080           35,018              912
     Foreign (B) ................................................................          25,090           30,765           52,085
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                           72,170           65,783           52,997
- -----------------------------------------------------------------------------------------------------------------------------------
   Compression ..................................................................          14,436            6,895           10,177
   Equity in net earnings of unconsolidated companies ...........................           3,147            2,686            2,525
   Other income .................................................................           1,034            1,034              367
   Other expense ................................................................          (8,350)            --             (3,771)
   General corporate expenses ...................................................         (10,285)         (10,806)          (9,797)
   Interest expense .............................................................          (4,744)          (7,939)         (12,323)
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes .........................       $  67,408           57,653           40,175
===================================================================================================================================
Identifiable assets:
   Marine:
     United States ..............................................................         229,971          271,040          295,008
     Foreign (B) ................................................................         314,532          327,975          348,767
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                          544,503          599,015          643,775
   Compression ..................................................................         308,339           68,285           57,143
- -----------------------------------------------------------------------------------------------------------------------------------
         Total operating segments ...............................................         852,842          667,300          700,918
   Investments in and advances to unconsolidated Marine companies (A) ...........          21,527           21,843           24,424
   Disposed businesses and discontinued segments ................................            --                284            2,258
   Corporate ....................................................................          27,816          120,459          111,148
- -----------------------------------------------------------------------------------------------------------------------------------
                Total ...........................................................       $ 902,185          809,886          838,748
===================================================================================================================================
Depreciation:
   Marine .......................................................................          70,736           74,343           71,673
   Compression ..................................................................          15,472            9,144            8,352
- -----------------------------------------------------------------------------------------------------------------------------------
         Total operating segments ...............................................          86,208           83,487           80,025
   Corporate ....................................................................             390              165              292
- -----------------------------------------------------------------------------------------------------------------------------------
                Total ...........................................................       $  86,598           83,652           80,317
===================================================================================================================================

(A) For fiscal 1995 one Marine customer accounted for approximately 11% of consolidated revenues.

(B) Marine equipment operations are conducted worldwide with assets that are highly mobile. Revenues and identifiable assets attributable to these operations in any one country are not "significant" as that term is defined by Financial Accounting Standards No. 14. Further, most identifiable assets in each country are comprised of offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Equity in net assets of foreign subsidiaries is $164,175,000, $192,038,000 and $224,905,000 at
     March 31, 1995, 1994 and 1993, respectively. Other foreign identifiable assets include accounts receivable and other balances denominated in foreign currencies aggregating approximately $7,062,000, $7,295,000 and $8,837,000 at March 31, 1995, 1994 and 1993, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government- imposed exchange controls.

     Fiscal 1995 consolidated revenues and pre-tax earnings rose 3.2% and 16.9%, respectively, above the corresponding amounts for the prior fiscal year primarily due to significantly higher Compression revenues and operating profits and higher Marine operating profits. The 109% increase in fiscal 1995 Compression operating profits over the prior fiscal year is a result of the substantial expansion of the natural gas compressor rental fleet during the second half of fiscal 1995. Higher fiscal 1995 Marine operating profits were principally the result of higher gains from sales of assets and shipyard profits partially offset by lower operating profits for a smaller foreign-based vessel fleet. Shipyard profits rose substantially above prior year levels due to the construction of vessels for third-parties. Fiscal 1995 pre-tax earnings were adversely affected by $8.4 million of other expense which consisted of a $5.9 million charge resulting from the restructuring of the Company's worldwide marine operations and its headquarters office and a $2.5 million provision for possible losses due to the potential insolvency of certain of the Company's insurers. Substantially all of the costs associated with the restructuring program were paid before March 31, 1995. The primary effect of the restructuring on future levels of costs and expenses will be to reduce annual payroll and related costs by approximately $6.6 million. During fiscal 1995, the estimated salvage value used to determine depreciation expense for natural gas compressors was increased. Please see Note 1 of Notes to Consolidated Financial Statements for further discussion of this matter.

     Fiscal 1994 consolidated revenues and earnings from continuing operations before income taxes rose 9.7% and 43.5%, respectively, above the corresponding amounts for the prior fiscal year primarily because of higher utilization and substantially higher average vessel day rates for the domestic-based vessel fleet. Fiscal 1994 revenues and operating profits for the foreign-based vessel fleet reflect weaker demand in certain foreign markets resulting from uncertainties associated with the then future supply and price of oil. Fiscal 1994 foreign operating profits also include a higher level of repair and maintenance costs resulting from the timing of vessel drydockings. Lower fiscal 1994 Compression revenues and operating profits compared with the corresponding amounts for the prior fiscal year are primarily the result of a lower level of engineered product sales. Fiscal 1994 Marine and Compression operating profits also include approximately $.3 million and $1.0 million, respectively, of severance costs associated with the early retirement of several employees.

     Fiscal 1993 non-recurring charges totaling $3.8 million relate to an amendment of an employment and consulting agreement with the Company's then chairman of the board, president and chief executive officer. For its benefit, the Company elected to amend the agreement in view of the possible changes to tax laws then under consideration by the Clinton administration and Congress. The amendment accelerated the vesting of all outstanding shares of restricted stock such that these shares became fully vested and freely transferable immediately. The original terms of the restricted stock shares included restrictions during the employment term of the agreement. Due to the acceleration of the vesting of the restricted stock shares on March 31, 1993, the remaining deferred compensation associated with the restricted stock of $2,850,000 was charged to other expense in the Consolidated Statements of Earnings in fiscal 1993.

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

     Consolidated general and administrative expenses for the years ended March
31 consist of the following components:
                                                       (IN THOUSANDS)
                                             1995           1994           1993
- --------------------------------------------------------------------------------
TYPE:
Personnel .........................        $36,152         37,518         36,058
Office and property ...............          9,577         10,363          9,947
Sales and marketing ...............          3,951          4,190          4,254
Professional services .............          3,468          4,580          3,741
Insurance .........................          2,010          1,750          1,197
Other .............................          5,185          4,695          3,282
- --------------------------------------------------------------------------------
                                           $60,343         63,096         58,479
================================================================================

MARINE SEGMENT

     The Marine segment provides a diverse range of services and equipment to the offshore oil and gas industry. Because operating costs and depreciation do not change proportionally with changes in revenues, the amount of operating profit for the Marine segment primarily is determined by vessel fleet utilization and day rates.

     Marine segment revenues for the years ended March 31 consist of the following:
                                                       (IN THOUSANDS)
                                             1995           1994          1993
- -------------------------------------------------------------------------------
Owned or chartered vessels:
   Domestic .........................     $ 177,109       178,726       132,496
   Foreign ..........................       246,967       269,169       281,983
- -------------------------------------------------------------------------------
                                            424,076       447,895       414,479
Brokered vessels ....................        10,639        10,083         7,081
Shipyard sales ......................        20,569         8,623         3,014
Intercompany eliminations (A) .......          --            --         (11,135)
- -------------------------------------------------------------------------------
                                          $ 455,284       466,601       413,439
===============================================================================

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
                                            1995          1994          1993
- -----------------------------------------------------------------------------
UTILIZATION:
   DOMESTIC-BASED FLEET:
  Towing Supply/Supply ...............      85.8%         90.2%         83.8%
  Crew/Utility .......................      89.4%         92.0%         88.3%
  Offshore tugs ......................      58.1%         64.4%         69.3%
  Other ..............................      47.2%         67.4%         69.8%
  Total ..............................      77.4%         82.2%         79.6%

FOREIGN-BASED FLEET:
  Towing Supply/Supply ...............      80.8%         77.7%         82.9%
  Crew/Utility .......................      79.0%         72.6%         81.9%
  Offshore Tugs ......................      76.3%         78.7%         80.3%
  Other ..............................      46.4%         72.2%         86.9%
  Total ..............................      73.8%         76.2%         83.2%

WORLDWIDE FLEET:
  Towing Supply/Supply ...............      82.6%         81.6%         83.1%
  Crew/Utility .......................      84.8%         82.5%         85.2%
  Offshore Tugs ......................      67.2%         71.6%         74.5%
  Other ..............................      46.5%         71.0%         82.1%
  Total ..............................      75.2%         78.4%         81.9%
=============================================================================

     The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consists of vessels operating outside U.S. waters.

     Marine vessel utilization for all periods presented reflects demand trends for offshore marine services. Lower utilization of the worldwide vessel fleet in fiscal 1995 compared with fiscal 1994 is the result of decreased demand for offshore marine services resulting from lower U.S. natural gas prices which negatively affected utilization of the domestic-based vessel fleet. Instability in the price of oil weakened demand for offshore marine services in foreign markets and, in turn, adversely affected utilization of the foreign-based vessel fleet. Higher fiscal 1994 utilization compared with fiscal 1993 of the domestic-based vessel fleet reflects increased demand for offshore marine services in the U.S. Gulf of Mexico. Higher demand resulted from increased natural gas exploration and drilling activity which began late in the third quarter and continued through the fourth quarter of fiscal 1993 and throughout most of fiscal 1994. Toward the end of the fourth quarter of fiscal 1994, the normal seasonal slowdown of offshore activity caused a slight drop in utilization. Fiscal 1994 utilization of the foreign-based vessel fleet below the fiscal 1993 level results primarily from softening demand for offshore marine services in certain foreign markets, principally the West African market.

     Marine vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table provides a comparison of average day rates by vessel class and in total for the years ended March 31:

                                               1995          1994          1993
- --------------------------------------------------------------------------------
AVERAGE VESSEL DAY RATES:
   DOMESTIC-BASED FLEET:
  Towing Supply/Supply ...............        $3,569         3,551         2,696
  Crew/Utility .......................         1,274         1,230         1,121
  Offshore tugs ......................         4,607         4,259         3,850
  Other ..............................         3,045         1,826         1,598
  Total ..............................        $3,087         2,934         2,412

FOREIGN-BASED FLEET:
  Towing Supply/Supply ...............        $3,569         3,660         3,592
  Crew/Utility .......................         1,723         1,727         1,610
  Offshore Tugs ......................         2,591         2,923         2,906
  Other ..............................           932           567           572
  Total ..............................        $2,882         2,793         2,701

WORLDWIDE FLEET:
  Towing Supply/Supply ...............        $3,569         3,622         3,339
  Crew/Utility .......................         1,459         1,445         1,349
  Offshore Tugs ......................         3,465         3,516         3,365
  Other ..............................         1,363           875           816
  Total ..............................        $2,964         2,848         2,601
================================================================================

     The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consists of vessels operating outside U.S. waters.

     Fiscal 1995 average day rates for the worldwide vessel fleet rose 4% above the prior year level and was due primarily to the mix of vessels working. Fiscal 1995 average vessel day rates for the foreign-based vessel fleet were higher due to a much lower level of activity for the inshore towing fleet in Nigeria. Because these vessels have much lower average day rates, they positively affect the overall average day rate of the fleet as utilization and the number of these vessels in the fleet declines. In fiscal 1994, a higher average day rate for a larger domestic-based vessel fleet was the principal factor contributing to the growth in Marine revenues and operating profits. During fiscal 1994 average day rates for the domestic-based vessel fleet rose steadily in contrast to fiscal 1993, when average day rates for a smaller vessel fleet declined. The average day rate for the foreign-based vessel fleet for fiscal 1994, although higher than the fiscal 1993 average day rate, did not significantly change compared with the ending fiscal 1993 level. The fiscal 1994 increase in the average day rate for the foreign-based vessel fleet primarily is a result of a favorable shift in the mix of vessels working in certain foreign locations.

     As the global supply of Marine service vessels continues to decline, prospects for higher average vessel day rates improve. However, given the volatile nature of demand for offshore marine services, any sustained improvement in vessel day rates is not assured.

     The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 1995 vessel count:
                                                   ACTUAL
                                                   VESSEL     AVERAGE NUMBER OF
                                                  COUNT AT   VESSELS DURING YEAR
                                                  MARCH 31,    ENDED MARCH 31,
- --------------------------------------------------------------------------------
                                                    1995    1995    1994    1993
- --------------------------------------------------------------------------------
DOMESTIC-BASED FLEET:
   Towing Supply/Supply ........................      93      92      88      78
   Crew/Utility ................................      49      49      47      42
   Offshore Tugs ...............................      43      48      47      44
   Other .......................................      14      14      21      25
- --------------------------------------------------------------------------------
   Total .......................................     199     203     203     189
- --------------------------------------------------------------------------------
FOREIGN-BASED FLEET:
   Towing Supply/Supply ........................     169     175     191     200
   Crew/Utility ................................      37      39      45      40
   Offshore Tugs ...............................      48      47      49      40
   Other .......................................      50      57      61      64
- --------------------------------------------------------------------------------
   Total .......................................     304     318     346     344
- --------------------------------------------------------------------------------
   Owned or chartered vessels included
     in marine revenues ........................     503     521     549     533
   Vessels withdrawn from active service .......      21      18      15      13
   Joint venture owned vessels .................      43      43      43      43
- --------------------------------------------------------------------------------
    Total ......................................     567     582     607     589
================================================================================
WORLDWIDE FLEET:
   Towing Supply/Supply ........................     304     306     313     308
   Crew/Utility ................................      92      94      99      92
   Offshore Tugs ...............................      94      98      98      87
   Other .......................................      77      84      97     102
- --------------------------------------------------------------------------------
     Total .....................................     567     582     607     589
================================================================================

The drop in average size of the foreign-based vessel fleet from 346 for fiscal 1994 to 318 for fiscal 1995 is due to several vessels being withdrawn from active service due to age and anticipated high repair and maintenance costs, the transfer of vessels to the domestic-based vessel fleet and the return of vessels to their owners that could not be operated profitably under current market conditions. Additional vessels in the Marine fleet may be withdrawn in the future as they become uneconomical to operate.

     The following table compares major components of Marine operating costs and compares selected statistics for owned and chartered vessels:

                                                                                                   (IN THOUSANDS)
                                                                                   1995                 1994               1993
- --------------------------------------------------------------------------------------------------------------------------------
Crew costs ..............................................................       $ 127,589             135,374            122,244
Repair and maintenance ..................................................          62,662              68,625             63,440
Vessel insurance ........................................................          30,551              24,918             24,969
Fuel, lube and supplies .................................................          20,715              22,296             20,631
Charter fees, mobilization/demobilization ...............................           6,877               8,113              8,835
Other ...................................................................          10,260              12,094             14,910
- --------------------------------------------------------------------------------------------------------------------------------
   Total operating costs of owned and chartered vessels .................         258,654             271,420            255,029
Brokered vessels' costs .................................................           9,814               9,274              6,248
Shipyard costs ..........................................................          17,082               8,242              2,116
Intercompany eliminations (A) ...........................................            --                  --              (10,966)
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                $ 285,550             288,936            252,427
================================================================================================================================
FOR OWNED AND CHARTERED VESSELS:
   Overall percentage increase (decrease) in operating costs ............            (4.7%)               6.4%               3.7%
================================================================================================================================
   Operating costs as a percentage of related revenues ..................            60.9%               60.6%              61.5%
================================================================================================================================

(A) Costs incurred from the charter of equipment to the discontinued Container Shipping segment.

     Changes in fleet size and utilization are the principal factors which cause fluctuations in the amount of crew costs. The drop in fiscal 1995 crew costs from fiscal 1994 is primarily the result of lower activity for a smaller worldwide fleet. Higher fiscal 1994 crew costs compared with fiscal 1993 principally are the result of the higher activity level of the domestic-based vessel fleet, which generally has higher crewing costs than the foreign-based vessel fleet, and the addition of 19 vessels purchased on March 15, 1993. The absence of significant new vessel construction within the energy services industry over the past 10 to 12 years has caused the average age of the Company's Marine vessel fleet to rise. Currently the average age of the Company's Marine vessel fleet is approximately 16 years. The increase in average age of the fleet combined with normal inflationary effects has, in turn, resulted in higher levels of repair and maintenance costs. Though primarily dictated by regulatory agencies, the scheduling of vessel drydockings affects the amount of repair and maintenance expense in any year. Vessel drydockings, whenever possible, are also done to minimize any impact on vessel revenues. Higher fiscal 1995 insurance costs compared with the prior periods are primarily the result of general insurance market conditions. Other vessel costs for fiscal 1993 include approximately $2.0 million of write-offs which resulted from a comprehensive review of marine inventories and a significantly higher amount of broker commissions.

     Gains on asset sales contributed $12.4 million, $3.3 million and $2.9 million for the fiscal years ended March 31, 1995, 1994 and 1993, respectively. Operating margins from brokered vessel activity generally contribute nominally to Marine operating profits.

COMPRESSION SEGMENT

     The Compression segment provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. It also designs, fabricates and installs engineered compressor systems. Compression operating profit primarily is determined by operating margins from natural gas compressor operations.

     During the second half of fiscal 1995, the Company purchased the natural gas compression assets of Halliburton Company for approximately $205 million and on September 30, 1994 purchased the assets of Brazos Gas Compressing Company, a subsidiary of Mitchell Energy & Development Corporation, for approximately $35 million. The Halliburton Compression fleet consisted of approximately 1,550 units aggregating approximately 237,000 horsepower. The Brazos fleet consisted of approximately 325 units aggregating approximately 58,000 horsepower. These acquisitions have made the Compression segment the leader in the domestic gas compression industry and improves its ability to service the needs of its customers.

     Compression segment revenues for the years ended March 31 consist of the following:
                                                        (IN THOUSANDS)
                                               1995          1994          1993
- --------------------------------------------------------------------------------
Gas compressor rentals ...............       $49,235        30,868        26,653
Equipment and parts sales ............        27,920        18,385        28,662
Repair, service and other ............         6,335         6,218         6,784
- --------------------------------------------------------------------------------
                                             $83,490        55,471        62,099
================================================================================

     Gas compressor utilization is affected primarily by natural gas storage levels and by the number and age of producing oil and gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for gas compression equipment also are major factors which affect utilization. The following table compares horsepower-based utilization, average rental rates and average fleet size for natural gas compressors for the years ended March 31 and the actual fleet size at March 31 of the respective years:
                                                  1995        1994        1993
- -------------------------------------------------------------------------------
Utilization .................................        82%         86%         78%
Average monthly rental rate .................  $  17.41       16.74       16.49
Average fleet size in horsepower ............   343,733     179,725     172,711
Actual fleet size at March 31 in horsepower..   479,740     185,036     172,750
===============================================================================

For the first six months of fiscal 1995, utilization rose above the level experienced for the corresponding fiscal 1994 period as demand for natural gas compression services remained firm primarily due to the then favorable long-term outlook for U.S. natural gas prices. As U.S. natural gas prices continued to decline during the third and fourth quarters of fiscal 1995, demand for gas compression services weakened and, in turn, utilization was adversely affected. The integration of the Brazos and Halliburton natural gas compressor fleets during the second half of fiscal 1995, which fleets had historically experienced lower levels of utilization than the pre-acquisition Tidewater natural gas compressor fleet, further reduced overall fiscal 1995 utilization. Higher fiscal 1995 average rental rates compared with fiscal 1994 primarily are attributable to the composition of equipment in the combined fleet. Higher fiscal 1994 utilization and higher average monthly rental rates compared with fiscal 1993 are a direct result of greater demand for natural gas compressor services as a result of higher U.S. natural gas prices. Fiscal 1994 gas compressor rental revenues also rose as a result of a larger compression fleet.

     Fluctuations in the level of revenues generated from equipment and parts sales over the past three fiscal years primarily are the result of changes in the sales volume of engineered products. For fiscal 1995 the increase is also attributable to higher parts sales in Canada.

     Operating costs of the Compression segment for the years ended March 31 consist of the following:

                                                                                                (IN THOUSANDS)
                                                                                  1995                 1994                 1993
- ---------------------------------------------------------------------------------------------------------------------------------
Field operating expenses:
   Wages and benefits ...............................................          $  8,702                6,209                5,672
   Repairs and maintenance ..........................................             8,124                6,043                5,833
   Other ............................................................             5,165                3,109                2,635
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                 21,991               15,361               14,140
Costs of sales ......................................................            23,895               14,977               22,143
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                               $ 45,886               30,338               36,283
=================================================================================================================================
Field operating expenses as a percentage of
   rental, repair, service and other revenues .......................                40%                  41%                  42%
=================================================================================================================================
Costs of sales as a percentage of related revenues ..................                86%                  81%                  77%
=================================================================================================================================

     Field operating expenses relate primarily to gas compressor rental, repair and service operations. Field operating expenses generally are consistent from period-to-period and usually vary in the short-term due to fluctuations in the level of repairs and maintenance expense. Long-term growth in field operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Higher fiscal 1995 field operating expenses are a direct result of the substantial expansion of the natural gas compressor fleet. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems. Fluctuations in costs of sales as a percentage of the related revenues over the past three years generally are due to competitive forces and the type of equipment sold.

     Gains on sales of equipment over the past three years contributed $1.1 million, $1.3 million and $1.4 million for the fiscal years ended March 31, 1995, 1994 and 1993, respectively.

CURRENCY FLUCTUATIONS AND INFLATION

     Because of its significant foreign operations, the Company is exposed to currency fluctuations and exchange risks. To minimize the financial impact of these items the Company attempts to contract a majority of its services in United States dollars.

     Day-to-day operating costs generally are affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the Company's operating costs. The major impact on operating costs is the level of offshore exploration and development spending by energy exploration and production companies. As this spending increases, prices of goods and services used by the oil and gas industry and the energy services industry will increase. Future improvements in vessel day rates and compressor rental rates may buffer the Company from the inflationary effects on operating costs.

ENVIRONMENTAL MATTERS

     During the ordinary course of business the Company's operations are subject to a wide variety of environmental laws and regulations. The Company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. The Company currently is involved in litigation with the Environmental Protection Agency (EPA) concerning the legal disposal of oilfield wastes from drilling sites it previously operated, as well as from the disposal of other fluids used in the marine operations.

     In 1983, the United States Environmental Protection Agency (the "EPA") notified two subsidiaries of the Company, Zapata Gulf Marine Operators, Inc. ("Zapata Gulf") and Gulf Fleet Supply Vessels, Inc. ("Gulf Fleet") that they were potentially responsible parties ("PRPs") for cleanup costs at the Western Sand and Gravel site in Rhode Island. Zapata Gulf and Gulf Fleet are among 53 PRPs.

     In August of 1989, the EPA notified a subsidiary of the Company, Hilliard Oil & Gas, Inc. ("Hilliard"), that it was a PRP for cleanup costs at a National Priorities List site. EPA later nominated Hilliard a de minimis participant for this site, i.e. EPA determined that Hilliard's involvement in the site was minimal, and that the toxicity and amount of substance contributed by Hilliard was minimal in comparison to the other hazardous substances found at the site. EPA alleges that residue from trucks transporting Hilliard's saltwater (a non-hazardous substance) to a third party site, subsequently was washed out of the trucks' tanks at the subject site, thus making Hilliard a PRP for cleanup of the subject site. Hilliard believes that this is an insufficient nexus to establish liability, and has chosen to challenge EPA on this theory.

     Based on its evaluation of the potential total clean-up costs, its estimate of its potential exposure, and the viability of other PRP's, management believes that any costs ultimately required to be borne by the Company at these sites will not have a material adverse effect on its results of operations, cash flow or financial position.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is included in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors of the Company is incorporated by reference from the Company's definitive proxy statement to be filed on or before July 29, 1995. For information regarding executive officers of the Company, see
Item 4A of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the proxy statement described in Item 10 of this report.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the proxy statement described in
Item 10 of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference from the proxy statement described in Item 10 of this report.
                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Financial Statements and Schedules

     The Consolidated Financial Statements and Schedule of the Company listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this report.

B.   Reports on Form 8-K

     The Company's report on Form 8-K for January 5, 1995 reported that (i) the Company announced a corporate restructuring and (ii) Messrs. Victor I. Koock, Senior Vice President, Secretary and Co-General Counsel, and Gary D. Pope, Vice President, had elected to terminate their employment from the Company in connection with the restructuring.

C.   Exhibits

     The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  3(a) -Restated Certificate of Incorporation of Tidewater Inc. (filed with the
        Commission as Exhibit 3(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

  3(b) -Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b) to the
        Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

  4(a) -Restated Rights Agreement dated as of December 17, 1993 between
        Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 4 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993).

 10(a) -Letter of Credit Agreement dated as of September 7, 1990 (filed with the Commission as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1990).

 10(b) -$130,000,000 Revolving Credit and Term Loan Agreement dated February
        23, 1993 (filed with the Commission as Exhibit 10 to the Company's report on Form 8-K for February 23, 1994).

 10(c) -Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in
        1990 (filed with the Commission as Exhibit 10(c) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

 10(d) -Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(e) -Tidewater Inc. Amended and Restated Supplemental Executive Retirement
        Plan (filed with the Commission as Exhibit 10(g) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(f) -Tidewater Inc. Amended and Restated Employees' Supplemental Savings
        Plan (filed with the Commission as Exhibit 10(h) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(g) -Supplemental Health Plan for Executive Officers of Tidewater Inc.
        (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33- 31016).

 10(h) -Tidewater Inc. Deferred Compensation Plan for Directors (filed with the
        Commission as Exhibit 10(h) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

 10(i) -Tidewater Inc. Retirement Plan for Directors as adopted on March 22,
        1990 (filed with the Commission as Exhibit 10(k) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1990).

 10(j) -Employment and Consulting Agreement dated as of March 31, 1993 between
        Tidewater Inc. and John P. Laborde as amended (filed with the Commission as Exhibit 10(l) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(k) -Form of Severance Agreement entered into as of August 1, 1985 with eleven executive officers and key employees, as amended (filed with the Commission as Exhibit 10(j) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

 10(l) -Form of Severance Agreement entered into as of February 18, 1992 with three executive officers, as amended (filed with the Commission as Exhibit 10(k) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

 10(m) -Standstill Agreement dated as of November 11, 1992 between Tidewater
        Inc. and Zapata Corporation (filed with the Commission as Exhibit 10(o) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(n) -First Amendment to Standstill Agreement dated January 24, 1994 between
        Tidewater Inc. and Zapata Corporation (filed with the Commission as
        Exhibit 10(n) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

 10(o) -Agreement, dated August 11, 1989, by and among the Company and Irwin L.
        Jacobs, Daniel T. Lindsay, Gerald A. Schwalbach, TR Holdings, Inc. and Minstar, Inc. (filed with the Commission as Exhibit 1 to the Company's report on Form 8-K for August 11, 1989).

 10(p) -Form of Stockholder Agreement entered into by and between the Company and each of the stockholders of Zapata Gulf Marine Corporation (filed with the Commission as Exhibit 10(r) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

*10(q) -Tidewater Inc. 1995 Annual Incentive Plan.

  10(r) -Employment Agreement dated June 13, 1995 between Tidewater Inc. and
        William C. O'Malley (filed with the Commission as Exhibit 10 to the Company's report on Form 8-K for June 13, 1995).

  *11  -Earnings per share Computation Information.

  *22  -Subsidiaries of the Company.

  *24  -Consent of Independent Accountants.

  *27  -Financial Data Schedule.

     Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                            SIGNATURES OF REGISTRANT

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 1995.

                                    TIDEWATER INC.
                                    (Registrant)

                                    By:  /s/ WILLIAM C. O'MALLEY
                                        William C. O'Malley
                                        Chairman of the Board of Directors,
                                        President, and Chief Executive Officer

                                    By:  /s/ KEN C. TAMBLYN
                                        Ken C. Tamblyn
                                        Executive Vice President and Chief
                                        Financial Officer

                           SIGNATURES OF DIRECTORS

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 2, 1995.

/s/ ROBERT H. BOH                               /s/ PAUL W. MURRILL
Robert H. Boh                                   Paul W. Murrill

/s/ DONALD T. BOLLINGER                         /s/ WILLIAM C. O'MALLEY
Donald T. Bollinger                             William C. O'Malley

/s/ ARTHUR R. CARLSON
Arthur R. Carlson                               Lester Pollack

/s/ HUGH J. KELLY                               /s/ J. HUGH ROFF, JR.
Hugh J. Kelly                                   J. Hugh Roff, Jr.

/s/ JOHN P. LABORDE
John P. Laborde

                                 TIDEWATER INC.

                           ANNUAL REPORT ON FORM 10-K
                           ITEMS 8, 14(a), AND 14(d)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

FINANCIAL STATEMENTS                                                                                                            PAGE
                                                                                                                                ----
1. Independent Auditors' Report ............................................................................................    F-2
2. Consolidated Balance Sheets, March 31, 1995 and 1994 ....................................................................    F-3
3. Consolidated Statements of Earnings, three years ended March 31, 1995 ...................................................    F-4
4. Consolidated Statements of Stockholders' Equity, three years ended March 31, 1995 .......................................    F-5
5. Consolidated Statements of Cash Flows, three years ended March 31, 1995 .................................................    F-6
6. Notes to Consolidated Financial Statements ..............................................................................    F-7

FINANCIAL STATEMENT SCHEDULE

II.Tidewater Inc. and Subsidiaries Valuation and Qualifying Accounts .......................................................   F-19

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of Tidewater Inc.:

We have audited the accompanying consolidated financial statements of Tidewater Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions in fiscal 1993.

KPMG PEAT MARWICK LLP

New Orleans, Louisiana
May 1, 1995

CONSOLIDATED BALANCE SHEETS
- ------------------------------------------------------------------------------------------------------------------------------------
MARCH 31, 1995 AND 1994
(IN THOUSANDS)

ASSETS                                                                                                   1995                 1994
- ------------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash, including temporary cash investments ............................................           $   14,702              106,788
   Trade and other receivables, less allowance for doubtful accounts
     of $9,611 in 1995 and $6,744 in 1994 ................................................              145,805              140,627
   Inventories ...........................................................................               36,311               34,561
   Other current assets ..................................................................                4,355                4,440
- ------------------------------------------------------------------------------------------------------------------------------------
       Total current assets ..............................................................              201,173              286,416
- ------------------------------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to unconsolidated companies ......................               21,527               21,843
Properties and equipment:
   Marine equipment ......................................................................            1,092,955            1,122,617
   Compression equipment .................................................................              326,300              122,314
   Other .................................................................................               44,941               41,314
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      1,464,196            1,286,245
   Less accumulated depreciation .........................................................              858,297              838,067
- ------------------------------------------------------------------------------------------------------------------------------------
     Net properties and equipment ........................................................              605,899              448,178
Other assets .............................................................................               73,586               53,449
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $  902,185              809,886
====================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Convertible subordinated debentures redeemed on April 18, 1994 ........................                 --                 47,526
   Current maturities of long-term debt ..................................................               12,000                 --
   Accounts payable and accrued expenses .................................................               68,376               64,777
   Accrued property and liability losses .................................................               11,533                7,757
   Income taxes ..........................................................................                9,571               10,230
- ------------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities .........................................................              101,480              130,290
- ------------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes ....................................................................               49,510               45,099
Long-term debt ...........................................................................              100,000                 --
Accrued property and liability losses ....................................................               28,921               36,163
Other liabilities and deferred credits ...................................................               42,056               41,373
Stockholders' equity:
   Common stock, par value $.10, issued 53,237,839 shares
       in 1995 and 53,022,955 shares in 1994 .............................................                5,324                5,302
   Additional paid-in capital ............................................................              334,809              331,690
   Retained earnings .....................................................................              252,374              231,001
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        592,507              567,993
   Less:
   Cumulative foreign currency translation adjustment ....................................               10,745               11,032
   Deferred compensation - restricted stock ..............................................                1,544                 --
- ------------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity ........................................................              580,218              556,961
Commitments and other matters
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $  902,185              809,886
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
- -----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                    1995                 1994                 1993
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations ................................................        $    455,284              466,601              413,439
   Compression operations ...........................................              83,490               55,471               62,099
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                  538,774              522,072              475,538
- -----------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Marine operations ................................................             285,550              288,936              252,427
   Compression operations ...........................................              45,886               30,338               36,283
   Depreciation .....................................................              86,598               83,652               80,317
   General and administrative .......................................              60,343               63,096               58,479
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                  478,377              466,022              427,506
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                   60,397               56,050               48,032
Other income (expenses):
   Foreign exchange loss ............................................                (506)                (557)              (1,788)
   Gain on sales of assets ..........................................              13,471                4,579                3,408
   Equity in net earnings of unconsolidated companies ...............               3,147                2,686                2,525
   Minority interests ...............................................              (1,488)              (2,022)              (2,544)
   Interest and miscellaneous income ................................               5,481                6,109                6,636
   Other expense ....................................................              (8,350)              (1,253)              (3,771)
   Interest expense .................................................              (4,744)              (7,939)             (12,323)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                    7,011                1,603               (7,857)
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes .............              67,408               57,653               40,175
Income taxes ........................................................              24,780               21,523               12,366
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations .................................              42,628               36,130               27,809
Discontinued operations .............................................                --                   --                  3,099
- -----------------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item and cumulative
   effect of accounting change ......................................              42,628               36,130               30,908
Extraordinary loss on early debt retirement .........................                --                (11,970)                --
Cumulative effect of accounting change ..............................                --                   --                 (6,640)
- -----------------------------------------------------------------------------------------------------------------------------------
Net earnings ........................................................        $     42,628               24,160               24,268
===================================================================================================================================
Primary and fully-diluted earnings per common share:
   Continuing operations ............................................        $        .80                  .67                  .53
   Discontinued operations ..........................................                --                   --                    .06
- -----------------------------------------------------------------------------------------------------------------------------------
   Earnings before extraordinary item and cumulative
     effect of accounting change ....................................                 .80                  .67                  .59
   Extraordinary loss on early debt retirement ......................                --                   (.22)                --
   Cumulative effect of accounting change ...........................                --                   --                   (.13)
- -----------------------------------------------------------------------------------------------------------------------------------
   Net earnings .....................................................        $        .80                  .45                  .46
===================================================================================================================================
Weighted average common shares and equivalents ......................          53,406,014           53,317,501           53,073,573
===================================================================================================================================
Cash dividends declared per common share ............................        $        .40                  .30                 .325
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31, 1995, 1994
AND 1993 (IN THOUSANDS)
                                                                                   CUMULATIVE
                                                                                    FOREIGN       DEFERRED
                                                         ADDITIONAL                CURRENCY     COMPENSATION-
                                             COMMON        PAID-IN     RETAINED   TRANSLATION    RESTRICTED     TREASURY
                                              STOCK        CAPITAL     EARNINGS    ADJUSTMENT       STOCK        STOCK       TOTAL
- -----------------------------------------------------------------------------------------------------------------------------------
           1995
- -----------------------------------------------------------------------------------------------------------------------------------
Amount at March 31, 1994 ................    $  5,302      331,690      231,001      (11,032)        --           --        556,961
Net earnings ............................        --           --         42,628         --           --           --         42,628
Exercise of stock options ...............          11          732         --           --           --           --            743
Issuance of restricted stock ............           7        1,629         --           --         (1,636)        --           --
Cash dividends declared .................        --           --        (21,255)        --           --           --        (21,255)
Other ...................................           4          758         --            287           92         --          1,141
- -----------------------------------------------------------------------------------------------------------------------------------
Amount at March 31, 1995 ................    $  5,324      334,809      252,374      (10,745)      (1,544)        --        580,218
===================================================================================================================================
           1994
- -----------------------------------------------------------------------------------------------------------------------------------
Amount at March 31, 1993 ................    $  5,350      341,550      222,730      (11,112)        --        (10,844)     547,674
Net earnings ............................        --           --         24,160         --           --           --         24,160
Treasury stock changes ..................         (63)     (10,781)        --           --           --         10,844         --
Exercise of stock options ...............          15        1,195         --           --           --           --          1,210
Cash dividends declared .................        --           --        (15,889)        --           --           --        (15,889)
Other ...................................        --           (274)        --             80         --           --           (194)
- -----------------------------------------------------------------------------------------------------------------------------------
Amount at March 31, 1994 ................    $  5,302      331,690      231,001      (11,032)        --           --        556,961
===================================================================================================================================
           1993
- -----------------------------------------------------------------------------------------------------------------------------------
Amount at March 31, 1992 ................       5,293      332,597      215,604      (10,478)        --         (6,692)     536,324
Net earnings ............................        --           --         24,268         --           --           --         24,268
Treasury stock additions ................        --           --           --           --           --         (5,087)      (5,087)
Exercise of stock options and
  issuance of restricted stock ..........          57        7,440         --           --           --           --          7,497
Cash dividends declared .................        --           --        (17,142)        --           --           --        (17,142)
Other ...................................        --          1,513         --           (634)        --            935        1,814
- -----------------------------------------------------------------------------------------------------------------------------------
Amount at March 31, 1993 ................    $  5,350      341,550      222,730      (11,112)        --        (10,844)     547,674
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -----------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED MARCH 31, 1995, 1994 AND 1993
(IN THOUSANDS)
                                                                                     1995                 1994                1993
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings ............................................................       $  42,628              24,160              24,268
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Extraordinary loss on early debt retirement ............................            --                11,970                --
   Earnings and gain on sale of discontinued operations ...................            --                  --                (3,099)
   Cumulative effect of accounting change .................................            --                  --                 6,640
   Depreciation ...........................................................          86,598              83,652              80,317
   Provision for deferred income taxes ....................................           4,411               4,801               4,960
   Gain on sales of assets ................................................         (13,471)             (4,579)              3,408
   Equity in net earnings of unconsolidated companies .....................          (3,147)             (2,686)             (2,525)
   Minority interests .....................................................           1,488               2,022               2,544
   Compensation expense - restricted stock ................................              92                --                 3,800
   Decrease (increase) in trade and other receivables .....................           2,152               8,383             (12,634)
   Decrease (increase) in inventories .....................................           4,977                (238)              1,824
   Decrease (increase) in other current assets ............................          (3,768)              1,058                 244
   Increase (decrease) in accounts payable and
     accrued expenses .....................................................           9,487                (832)            (11,190)
   Increase (decrease) in accrued property and
     liability losses .....................................................           3,776                (880)              3,360
   Increase (decrease) in income taxes ....................................            (659)              2,845              (4,054)
   Other, net .............................................................           4,685               5,994               4,631
- -----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities ............................         139,249             135,670              95,948
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of assets ...........................................          23,019              11,483               8,105
  Additions to properties and equipment ...................................        (299,667)            (53,319)            (52,366)
  Investments in unconsolidated companies,
    net of dividends received .............................................           3,550                (877)              2,768
  Investment from minority interests, net of dividends paid ...............            (513)             (3,094)             (1,602)
- -----------------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities ................................        (273,611)            (45,807)            (43,095)
- -----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt ....................................         (87,114)            (65,328)            (46,614)
  Prepayment penalties on early debt retirement ...........................            --                (6,473)               --
  Proceeds from the issuance of long-term debt ............................         150,000                --                  --
  Cash dividends ..........................................................         (21,255)            (21,178)            (11,853)
  Other ...................................................................             645                 935               1,203
- -----------------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities ..................          42,276             (92,044)            (57,264)
- -----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash,
  including temporary cash investments ....................................         (92,086)             (2,181)             (4,411)
- -----------------------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at beginning of year ...........         106,788             108,969             113,380
- -----------------------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at end of year .................       $  14,702             106,788             108,969
===================================================================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ..............................................................       $   4,540               8,330              11,635
    Income taxes ..........................................................       $  21,566              15,779              10,733
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
March 31, 1995, 1994 and 1993

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

INVENTORIES

Inventories are stated at average cost for operating supplies and at the lower of cost (FIFO) or market (net realizable value) for merchandise held for resale.

PROPERTIES AND EQUIPMENT

Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the first charter/rental, with salvage values of 5%-10% for marine equipment and 30% for compression equipment, using estimated useful lives of:

                                                                          YEARS
- --------------------------------------------------------------------------------
Marine equipment (from date of construction) ....................        10 - 20
Compression equipment ...........................................         8 - 12
Other properties and equipment ..................................         3 - 30

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

Effective with the third quarter of fiscal 1995 the Company increased from 12-1/2% to 30% the estimated salvage value used to calculate depreciation expense for its fleet of natural gas compressors. The increase in salvage value was made in order to better reflect the estimated value of this equipment at the end of its service life and resulted from an internal review following the acquisition of a substantial number of natural gas compressors during the third quarter of fiscal 1995. This change in accounting estimate reduced depreciation expense by approximately $3 million and increased net earnings by $1.9 million or $.04 per common share, for fiscal 1995. For fiscal 1996, the annual reduction in depreciation expense is estimated to be approximately $7.3 million.

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

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

INCOME TAXES

Income taxes are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Some transactions of the Company and its subsidiaries are made in currencies different from their own. Gains and losses from these transactions are included in the Consolidated Statements of Earnings as they occur and relate primarily to the revenue generating and purchasing activities in Brazil, Venezuela, United Kingdom, Singapore, Trinidad and Nigeria.

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

RECLASSIFICATIONS

Certain reclassifications have been made in the 1994 amounts to conform with the 1995 presentations.

(2)  ACQUISITION OF COMPRESSION ASSETS

On September 30, 1994, the Company purchased for $35 million in cash the assets of Brazos Gas Compressing Company, a subsidiary of Mitchell Energy & Development Corporation. On November 30, 1994, the Company purchased the natural gas compression assets of Halliburton Company using $55 million of available cash and borrowings of $150 million. The costs of these acquisitions were allocated under the purchase method of accounting based on the fair value of the assets acquired. In connection with the purchase of the natural gas compression assets of Halliburton Company, goodwill of approximately $25 million was recorded as other assets in the Consolidated Balance Sheet and is being amortized in equal charges to earnings over a 15-year period.

The results of Brazos' and Halliburton's operations have been consolidated with the Company's effective October 1, 1994, and December 1, 1994, respectively. Pro forma combined results of operations of the Company and of Brazos and Halliburton, including appropriate purchase accounting adjustments for the years ended March 31, 1995 and 1994, as though the acquisition had taken place on April 1 of the respective years, are as follows:

                                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                                     1995                  1994
- ------------------------------------------------------------------------------------------------------------------------------------
Revenues ..............................................................................            $579,943               579,121
====================================================================================================================================
Earnings before extraordinary item ....................................................            $ 35,947                30,951
====================================================================================================================================
Net earnings ..........................................................................            $ 35,947                18,981
====================================================================================================================================
Primary and fully diluted earnings per common share ...................................            $    .67                   .36
====================================================================================================================================

The $150 million of debt incurred to finance the Halliburton acquisition was borrowed pursuant to the $250 million revolving credit and term loan agreement discussed in Note 7.

(3)  SALE OF CONTAINER SHIPPING SEGMENT

In March 1993, the Company sold its 70% interest in the net assets of the Container Shipping segment to the minority-interest owner. The Consolidated Statement of Earnings for the year ended March 31, 1993 reports separately the results of continuing operations and the discontinued Container Shipping segment. The results of the discontinued Container Shipping segment for the year ended March 31, 1993, which are presented as a net amount in the Consolidated Statements of Earnings, consist of revenues of $66.6 million, operating expenses of $60.2 million, general and administrative expenses of $6.5 million and a gain on sale of the segment of $3.2 million (net of $.9 million of income tax benefits).

(4)  INVENTORIES

A summary of inventories at March 31 follows:
                                                                (IN THOUSANDS)
                                                                1995      1994
- --------------------------------------------------------------------------------
Marine operating supplies ................................    $25,764     27,476
Compression supplies and merchandise held for sale .......     10,547      7,085
- --------------------------------------------------------------------------------
                                                              $36,311     34,561
================================================================================

(5)  UNCONSOLIDATED COMPANIES

Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:
                                              PERCENTAGE        (IN THOUSANDS)
                                               OWNERSHIP        1995       1994
- --------------------------------------------------------------------------------
National Marine Service (Abu Dhabi-UAE) ....      40%        $ 10,886     11,506
Tidewater Port Jackson (Australia) .........      50%           6,972      6,805
Provident Marine, Ltd. (Mexico) ............      50%           2,322      2,135
Others .....................................    20%-50%         1,347      1,397
- --------------------------------------------------------------------------------
                                                             $ 21,527     21,843
================================================================================

The aggregate amount of undistributed earnings of all unconsolidated joint-venture companies included in consolidated stockholders' equity at March 31, 1995 is approximately $12,246,000.

(6)  INCOME TAXES

Earnings (loss) from continuing operations before income taxes derived from United States and foreign operations for the years ended March 31 are as follows:
                                                     (IN THOUSANDS)
                                          1995            1994            1993
- -------------------------------------------------------------------------------
United States .................        $ 42,681          26,083         (13,238)
Foreign .......................          24,727          31,570          53,413
- -------------------------------------------------------------------------------
                                       $ 67,408          57,653          40,175
===============================================================================

Total income tax expense for the years ended March 31 was allocated as follows:

                                                                                                           (IN THOUSANDS)
                                                                                               1995           1994            1993
- -----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations ...................................................        $24,780         21,523          12,366
Gain on sale of Container Shipping segment ..........................................           --             --              (869)
Extraordinary loss on early debt retirement .........................................           --           (6,470)           --
Cumulative effect of accounting change ..............................................           --             --            (3,421)
Stockholders' equity (for compensation expense for income tax purposes
  in excess of amounts recognized for financial reporting purposes) .................           --             --            (1,356)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                             $24,780         15,053           6,720
===================================================================================================================================

Income tax expense attributable to income from continuing operations for the years ended March 31 consists of the following:

                                                  (IN THOUSANDS)
                                        U.S.
                               ---------------------
                               FEDERAL         STATE        FOREIGN        TOTAL
- --------------------------------------------------------------------------------
1995
- --------------------------------------------------------------------------------
Current ................       $12,678           772         6,919        20,369
Deferred ...............         4,411          --            --           4,411
- --------------------------------------------------------------------------------
                               $17,089           772         6,919        24,780
================================================================================
1994
- --------------------------------------------------------------------------------
Current ................         8,290         1,248         7,184        16,722
Deferred ...............         4,801          --            --           4,801
- --------------------------------------------------------------------------------
                               $13,091         1,248         7,184        21,523
================================================================================
1993
- --------------------------------------------------------------------------------
Current ................         1,081           680         5,645         7,406
Deferred ...............         4,960          --            --           4,960
- --------------------------------------------------------------------------------
                               $ 6,041           680         5,645        12,366
================================================================================

The actual income tax expense attributable to earnings from continuing operations for the years ended March 31, 1995, 1994 and 1993 differed from the amounts computed by applying the U.S. federal tax rate of 35% in fiscal 1995 and 1994 and 34% in fiscal 1993 to pre-tax earnings from continuing operations as a result of the following:

                                                                                                      (IN THOUSANDS)
                                                                                        1995               1994               1993
- -----------------------------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense ...........................................          $ 23,593             20,179             13,659
Increase (reduction) resulting from:
   Effect of 1993 tax law change ..........................................              --                1,921               --
   Foreign earnings not includable in U.S. tax return .....................              (817)               (24)              (463)
   Foreign taxes not creditable against U.S. taxes ........................             1,039               --                 --
   Utilization of net operating loss carryforwards ........................              --                 (183)              (782)
   Expenses which are not deductible for tax purposes .....................               177                248                 60
   Other, net .............................................................               788               (618)              (108)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                     $ 24,780             21,523             12,366
===================================================================================================================================

The significant components of deferred income tax expense for the years ended March 31 are as follows:

                                                                                                           (IN THOUSANDS)
                                                                                            1995              1994            1993
- -----------------------------------------------------------------------------------------------------------------------------------
Deferred income tax expense (benefit) (exclusive of the effects of
   other components listed below) ...............................................         $(1,894)             528           (9,265)
Application of net operating loss carryforwards .................................            --              1,478           18,330
Investment and foreign tax credits ..............................................           6,305              874           (4,105)
Effect of 1993 tax law change ...................................................            --              1,921             --
- -----------------------------------------------------------------------------------------------------------------------------------
      Subtotal ..................................................................           4,411            4,801            4,960
- -----------------------------------------------------------------------------------------------------------------------------------
Extraordinary loss on early debt retirement .....................................            --             (3,747)            --
Accounting change ...............................................................            --               --             (3,421)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $ 4,411            1,054            1,539
===================================================================================================================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1995 and 1994 are as follows:

                                                                                                             (IN THOUSANDS)
                                                                                                     1995                     1994
- -----------------------------------------------------------------------------------------------------------------------------------
Deferred tax assets:
  Financial provisions not deducted for tax purposes ..................................           $  13,375                  12,410
  Unrepatriated foreign earnings ......................................................               5,220                    --
  Foreign net operating loss carryforwards ............................................               7,187                   4,171
  Foreign tax credit carryforwards ....................................................               2,996                   3,231
  Investment tax credit carryforwards .................................................               5,842                  11,911
  Alternative minimum tax credit carryforwards ........................................               3,007                   2,206
  Other ...............................................................................               1,616                   1,745
- -----------------------------------------------------------------------------------------------------------------------------------
     Gross deferred tax assets ........................................................              39,243                  35,674
     Less valuation allowance .........................................................               7,187                   4,171
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                     32,056                  31,503
- -----------------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Depreciation differences on properties and equipment ................................             (81,005)                (73,431)
  Undistributed income of unconsolidated joint-venture companies ......................                (561)                 (3,171)
- -----------------------------------------------------------------------------------------------------------------------------------
     Gross Deferred Tax Liabilities ...................................................             (81,566)                (76,602)
- -----------------------------------------------------------------------------------------------------------------------------------
     Net deferred tax liability .......................................................           $ (49,510)                (45,099)
===================================================================================================================================

The net changes in the valuation allowance for the years ended March 31, 1995 and 1994 were increases of $3,016,000 and $184,000, respectively. These changes were made to provide for uncertainties surrounding the realization of certain foreign net operating loss carryforwards. The remaining balance of the deferred tax assets should be realized through future operating results and the reversal of taxable temporary differences.

At March 31, 1995, the Company had investment tax credit carryforwards for federal income tax purposes of approximately $5,842,000, which are available to reduce future federal income tax through 2002. In addition, the Company has alternative minimum tax credit carryforwards of approximately $3,007,000, which are available to reduce future federal regular income taxes over an indefinite period.

The Company has not recognized a deferred tax liability of approximately $30,100,000 for the undistributed earnings of certain foreign subsidiaries that arose in prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 1995 the undistributed earnings of these subsidiaries were approximately $86,000,000.

(7)  LONG-TERM DEBT

A summary of long-term debt at March 31 follows:

                                                                                                               (IN THOUSANDS)
                                                                                                         1995                  1994
- ------------------------------------------------------------------------------------------------------------------------------------
Variable rate revolving credit and term loan agreement with banks ........................            $ 112,000                 --
7% convertible subordinated debentures due 2010 ..........................................                 --                 47,526
- ------------------------------------------------------------------------------------------------------------------------------------
Total long-term debt .....................................................................              112,000               47,526
  Less current maturities of long-term debt ..............................................               12,000               47,526
- ------------------------------------------------------------------------------------------------------------------------------------
Net long-term debt .......................................................................            $ 100,000                 --
====================================================================================================================================

The Company's revolving credit and term loan agreement (the "agreement") consists of a $130 million revolving credit facility and a $120 million term loan facility. At March 31, 1995 there were $12 million of borrowings outstanding under the revolving credit facility and $100 million of borrowings outstanding under the term loan facility.

The agreement bears interest, at the Company's option, at prime rates plus .375% or LIBO rates plus 1.25% or 1.50% (7.74% at March 31, 1995). The lower LIBO rate is available as long as the Company maintains an investment grade senior debt rating from Moody's Investor Services, Inc. and Standard & Poor's. Effective April 10, 1995, the interest rate was reduced to prime or LIBO plus .875%.

The revolving credit commitment of $130 million expires on September 30, 1996, at which time the then outstanding balance may be converted to a term loan repayable in 16 quarterly installments beginning December 31, 1996. Borrowings under the term loan facility are payable in 27 quarterly installments of $3 million commencing March 31, 1995, with the remaining loan balance due December 31, 2001. All of the borrowings under the agreement are unsecured and the Company pays an annual fee of from .250% to .375% on the unused portion of the revolving credit facility.

Under the terms of the agreement, the Company has agreed to certain requirements and limitations, including: limitations on the payment of dividends on common stock, investments and aggregate indebtedness; a minimum level of tangible net worth of $425 million plus 30% of cumulative net earnings, as defined, after March 31, 1993 (total $445,300,000 at March 31, 1995); and a minimum ratio of current assets to current liabilities of 1.5 to 1. The agreement also prohibits the Company from encumbering its assets, other than assets already encumbered at November 30, 1994, for the benefit of others.

During the second quarter of fiscal 1994 approximately $51 million of notes were retired prior to maturity using available cash. The retirement resulted in an after-tax extraordinary charge to earnings of approximately $4,450,000, or $.08 per common share. The extraordinary charge to earnings consisted of a $6,500,000 prepayment penalty and the write-off of deferred finance costs of $370,000, less $2,420,000 of income tax benefits associated with the retired debt.

On March 16, 1994, the Company called for redemption of its 7% convertible subordinated debentures due 2010. Holders converted $1,113,000 of debentures into 44,520 shares of the Company's common stock at a conversion price of $25.00 per share. The remainder of the debentures were redeemed at 101.4% of par value plus accrued interest on April 18, 1994. The debentures, along with the prepayment premium, are included in current liabilities at March 31, 1994. The redemption resulted in an after-tax extraordinary charge to earnings of approximately $7,520,000, or $.14 per common share in the fourth quarter of fiscal 1994. The extraordinary charge to earnings consisted of a $644,000 prepayment premium and the write-off of unamortized original issue discount and deferred finance costs of $10,926,000, less $4,050,000 of income tax benefits.

Based on current interest rates offered to the Company for borrowings with maturities similar to the remainder of its long-term debt, total long-term debt at March 31, 1995 approximates the fair value of the debt.

(8)  BENEFIT PLANS

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan. The plan held 536,804 shares and 537,525 shares of the Company's common stock at March 31, 1995 and 1994, respectively. Amounts charged to expense for the plan for 1995, 1994 and 1993 were $951,000, $1,282,000, and $1,193,000, respectively.

A defined benefit pension plan covers substantially all U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The Company also has a supplemental retirement plan (Supplemental Plan) that provides pension benefits to certain employees in excess of those allowed under the Company's tax qualified pension plan. Certain benefits programs are maintained in several other countries which provide retirement income for covered employees.

Net periodic pension cost for the U.S. defined benefit pension plan and the Supplemental Plan for 1995, 1994 and 1993 include the following components:

                                                                                                  (IN THOUSANDS)
                                                                                 1995                  1994                 1993
- ---------------------------------------------------------------------------------------------------------------------------------
Service cost-benefit earned during the period .......................         $  1,962                2,118                1,723
Interest cost on projected benefit obligation .......................            1,954                1,715                1,617
Actual return on assets .............................................              503               (1,398)                (726)
Net amortization and deferral .......................................           (1,463)                 590                  219
- ---------------------------------------------------------------------------------------------------------------------------------
Net periodic pension cost ...........................................         $  2,956                3,025                2,833
=================================================================================================================================

Assumptions used in the accounting are:
   Discount rates ...................................................              8.5%                7.25%                 8.5%
   Rates of annual increase in compensation levels ..................                5%                   5%                   5%
   Expected long-term rate of return on assets ......................              9.5%                 9.5%                 9.5%
=================================================================================================================================

The following table sets forth the assets and liabilities of the U.S. defined benefit pension plan and the Supplemental Plan and the amount of the net pension asset or liability in the Consolidated Balance Sheets at March 31:

                                                                                                    (IN THOUSANDS)
                                                                                      PLAN WITH                      PLAN WITH
                                                                                 ACCUMULATED BENEFIT            ACCUMULATED BENEFIT
                                                                                  OBLIGATIONS LESS                OBLIGATIONS IN
                                                                                    THAN ASSETS                  EXCESS OF ASSETS
                                                                              -----------------------          --------------------
                                                                                 1995           1994           1995           1994
- -----------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of vested benefit obligation ...................      $ 14,971         14,429          1,724          1,657
===================================================================================================================================

Accumulated benefit obligation .........................................      $ 16,615         16,221          1,815          1,779
===================================================================================================================================

Projected benefit obligation ...........................................      $ 23,635         23,344          2,817          2,879
Plan assets at fair value, primarily  bonds and common stock ...........        18,691         17,946           --             --
- -----------------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets ..................         4,944          5,398          2,817          2,879
Unrecognized net transitional obligation amortized over 15 years .......          (615)          (728)          --             --
Unrecognized actuarial gain (loss) .....................................        (2,089)        (3,422)        (1,228)        (1,626)
Unrecognized prior service cost ........................................        (2,165)        (1,665)        (1,104)          (871)
Adjustment required to recognize minimum liability .....................          --             --            1,330          1,397
- -----------------------------------------------------------------------------------------------------------------------------------
Net accrued pension (asset) liability ..................................      $     75           (417)         1,815          1,779
===================================================================================================================================

Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits.

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

Net periodic postretirement health care and life insurance costs for 1995, 1994 and 1993 include the following components:

                                                                                                   (IN THOUSANDS)
                                                                                             1995              1994             1993
- ------------------------------------------------------------------------------------------------------------------------------------
Service cost - benefit earned during the period ..................................         $   924              801              691
Interest cost on accumulated postretirement benefit obligation ...................             732              964              847
Other amortization and deferral ..................................................            (129)             (28)             --
- ------------------------------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost .........................................         $ 1,527            1,737            1,538
====================================================================================================================================

The unfunded actuarially-determined liabilities for postretirement benefits at March 31 are as follows:

                                                                                                                 (IN THOUSANDS)
                                                                                                             1995              1994
- ------------------------------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement benefit obligation:
   Current retirees ............................................................................           $ 2,573             1,967
   Current employees eligible for benefits .....................................................               930               634
   Current employees not yet eligible for benefits .............................................             6,016             5,854
- ------------------------------------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation ............................................             9,519             8,455
Unrecognized prior service cost ................................................................             1,523               290
Unrecognized net gain (loss) ...................................................................             3,288             4,228
- ------------------------------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost ............................................................           $14,330            12,973
====================================================================================================================================

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 13% in 1996, gradually declining to 6.5% in the year 2002 and thereafter. A 1% change in the assumed health care cost trend rates for each year would change the accumulated postretirement benefit obligation by approximately $1,500,000 at March 31, 1995 and change the cost for the year ended March 31, 1995 by $392,000. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 8.5% in 1995 and 7.25% in 1994.

(9)  OTHER ASSETS AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at March 31 follows:
                                                              (IN THOUSANDS)
                                                          1995             1994
- --------------------------------------------------------------------------------
Recoverable insurance losses ...................        $ 28,921          36,163
Goodwill .......................................          24,958             646
Assets held for sale ...........................           9,582           5,797
Other ..........................................          10,125          10,843
- --------------------------------------------------------------------------------
                                                        $ 73,586          53,449
================================================================================

A summary of other liabilities and deferred credits at March 31 follows:

                                                               (IN THOUSANDS)
                                                              1995         1994
- --------------------------------------------------------------------------------
Postretirement benefit liability .......................    $ 14,330      12,973
Minority interests in net assets of subsidiaries .......       8,628      10,678
Noncurrent foreign and domestic taxes ..................       6,957       6,957
Other ..................................................      12,141      10,765
- --------------------------------------------------------------------------------
                                                            $ 42,056      41,373
================================================================================

(10) CAPITAL STOCK

Under the Company's stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the Company's stock to officers and other key employees. At March 31, 1995, 2,814,623 shares of common stock are reserved for issuance under the plans. The stock option price and exercise period are set by the grant, with the price equal to the market price of the stock on the date of grant.

Transactions in the stock option plans during 1995, 1994 and 1993 were as follows:
                                                  PRICE RANGE
                                                   PER SHARE            SHARES
- -------------------------------------------------------------------------------
Outstanding March 31, 1992 ...............      $ 4.38 - 21.50        1,103,344
Options granted ..........................       15.00 - 19.00          177,200
Options exercised ........................        4.38 - 13.25         (367,638)
Options expired or cancelled .............        4.38 - 15.00          (19,917)
- -------------------------------------------------------------------------------
Outstanding March 31, 1993 ...............        4.38 - 21.50          892,989
Options granted ..........................       19.63 - 20.13          198,900
Options exercised ........................        4.38 - 15.00         (160,323)
Options expired or cancelled .............        4.38 - 19.63          (35,830)
- -------------------------------------------------------------------------------
Outstanding March 31, 1994 ...............        4.38 - 21.50          895,736
Options granted ..........................       19.00 - 23.38          901,875
Options exercised ........................        4.38 - 20.13         (131,783)
Options Expired Or Cancelled .............        4.38 - 22.25          (72,530)
- -------------------------------------------------------------------------------
Outstanding March 31, 1995 ...............      $ 4.38 - 23.38        1,593,298
===============================================================================

At March 31, 1995 and 1994, 531,403 shares and 522,205 shares, respectively, were exercisable under the stock option plans.

The restricted stock plan permits the grant of Company shares restricted as to transferability and subject to a substantial risk of forfeiture. The vesting restrictions and period during which the transferability restrictions are applicable are determined on a case-by-case basis. During the restricted period, the restricted shares may not be transferred or encumbered but the recipient has the right to vote and receive dividends on the restricted shares. At March 31, 1995, contingent awards totalling 36,498 restricted Company shares were outstanding, to be issued in conjunction with and as a result of the exercise of certain stock options. None of these restricted shares were issued as of March 31, 1995. Once these restricted shares are issued, they would be forfeited if, during the five years after issuance, a disposition was made of the option shares, except for dispositions specifically permitted by the grant. The ownership of these restricted shares will vest at the end of the five year period in which they are subject to forfeiture.

In accordance with an employment agreement with the Company's chairman of the board, 70,000 shares of restricted common stock of the Company were granted to him on October 20, 1994. These restricted shares vest at varying intervals when the average sales price of the common stock reaches certain predetermined levels. The fair market value of the stock at the time of the grant was classified in stockholders' equity as deferred compensation-restricted stock and will be amortized by equal monthly charges to earnings over approximately seven years.

During fiscal 1994, all then-existing treasury shares were cancelled and, accordingly, the amount of treasury shares were reclassified to common stock and additional paid-in capital.

At March 31, 1995 and 1994, 3,000,000 shares of no par value preferred stock were authorized and unissued.

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

(11) COMMITMENTS AND OTHER MATTERS

An employment agreement exists with the Company's chairman of the board, president and chief executive officer whereby he will serve in such capacity through December 31, 1997. The terms of the employment agreement provide for an annual base salary and certain other benefits. Compensation continuation agreements exist with all other officers and certain other key employees of Tidewater Inc. whereby each receives compensation and benefits in the event that his or her employment is terminated following certain events relating to a change in control of the Company. The maximum amount of compensation that could be paid under the agreements, based on present salary levels, is approximately $5,400,000. The amount that could be paid for certain benefits is not presently determinable.

In March 1993 the Company requested that the Company's then chairman of the board, president and chief executive officer amend his then existing employment and consulting agreement. For its benefit, the Company elected to amend the agreement in view of possible changes to tax laws then under consideration by the Clinton administration and Congress. The amendment accelerated the vesting of all outstanding shares of restricted stock such that these shares became fully vested and freely transferable immediately. The original terms of the restricted stock shares included restrictions during the employment term of the agreement. Due to the acceleration of the vesting of the restricted stock shares on March 31, 1993, the then remaining deferred compensation of $2,850,000 was charged to other expenses in the Consolidated Statement of Earnings for fiscal 1993. The amendment also provided for an immediate lump-sum distribution of the present value of benefits under the Company's supplemental retirement plan, including the additional benefits that would have accrued assuming he remained employed by the Company through September 24, 1994. The lump-sum distribution amounted to $2,212,000 and included $921,000 for unaccrued benefits which was charged to other expenses in the Consolidated Statement of Earnings for fiscal 1993.

During the fourth quarter of fiscal 1995, the Company recorded as "other expense" $5.9 million ($3.7 million after tax, or $.07 per common share) for the cost of a restructuring program of its corporate headquarters and worldwide marine operations which was designed to reduce costs and improve operating efficiencies. Substantially all of the costs associated with the restructuring program were paid before March 31, 1995. The restructuring resulted in the elimination of approximately 150 positions, realignment of duties and responsibilities and streamlining of administrative functions. The charge reflects the costs associated with staff reductions, relocations and related transition expenses.

During the third quarter of fiscal 1995, the Company recorded as "other expense" a charge of $2.5 million ($1.6 million after tax, or $.03 per common share) for reserves to cover possible losses due to the potential insolvency of certain of the Company's insurers.

In 1983, the Environmental Protection Agency (EPA) notified two subsidiaries of the Company that they were among 53 potentially responsible parties (PRP's) for cleanup costs at the Western Sand and Gravel site in Rhode Island. In 1989, the EPA notified another subsidiary of the Company that it was a PRP for cleanup costs at a National Priorities List site. EPA later nominated the subsidiary a de minimis participant for this site. Based on its evaluation of potential total clean-up costs, its estimate of its potential exposure, and the viability of other PRP's, management believes that any costs ultimately required to be borne by the Company at these sites will not have a material adverse effect on its results of operations, cash flow or financial position.

Various other legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the Company's financial position.

(12) BUSINESS SEGMENTS AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The Company operates principally in two business segments. Tidewater Marine provides support services to the offshore oil and gas industry, and Tidewater Compression provides the energy industry with engineered products and services used primarily in oil and gas production, enhanced recovery, natural gas transmission and natural gas processing. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for disclosures of additions to properties and equipment, identifiable assets, revenues, operating profit and depreciation for each business segment.

(13) SUPPLEMENTARY INFORMATION--QUARTERLY FINANCIAL DATA (UNAUDITED)

YEARS ENDED MARCH 31, 1995 AND 1994
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1995                                                                         FIRST           SECOND          THIRD           FOURTH
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations ..............................................        $118,418         115,648         114,382         106,836
   Compression operations .........................................          14,913          15,599          21,559          31,419
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                           $133,331         131,247         135,941         138,255
===================================================================================================================================
Operating profit:
   Marine operations ..............................................        $ 21,187          18,061          20,129          12,793
   Compression operations .........................................           1,782           2,657           4,207           5,790
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                           $ 22,969          20,718          24,336          18,583
===================================================================================================================================
Net earnings ......................................................        $ 13,441          12,327          11,698           5,162
===================================================================================================================================
Primary and fully diluted earnings per common share ...............        $    .25             .23             .22             .10
===================================================================================================================================
1994
- -----------------------------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations ..............................................        $116,225         119,750         118,971         111,655
   Compression operations .........................................          12,932          14,419          14,002          14,118
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                           $129,157         134,169         132,973         125,773
===================================================================================================================================
Operating profit:
   Marine operations ..............................................        $ 15,334          18,718          21,886           9,845
   Compression Operations .........................................           1,132           2,366           1,951           1,446
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                           $ 16,466          21,084          23,837          11,291
===================================================================================================================================
Earnings before extraordinary item ................................        $  8,214           9,142          13,542           5,232
===================================================================================================================================
Net earnings (loss) ...............................................        $  8,214           4,692          13,542          (2,288)
===================================================================================================================================

Primary and fully diluted earnings per common share
   Earnings before extraordinary item .............................        $   0.15            0.17            0.25             .10
===================================================================================================================================
Net earnings (loss) ...............................................        $   0.15            0.09            0.25            (.04)
===================================================================================================================================

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine and Compression segments.

See notes 2, 7 and 11 for detailed information regarding transactions which affect fiscal 1995 and 1994 quarterly amounts.

                                                                    SCHEDULE II
                        TIDEWATER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1995, 1994, AND 1993
                                 (IN THOUSANDS)

     COLUMN A                                                        COLUMN B       COLUMN C             COLUMN D           COLUMN E
     --------                                                        --------       --------             --------           --------
                                                                                                                             BALANCE
                                                                    BALANCE AT                                                 AT
                                                                    BEGINNING       ADDITIONS                                END OF
     DESCRIPTION                                                    OF PERIOD        AT COST            DEDUCTIONS           PERIOD
     -----------                                                    ----------      ---------           ----------          --------
          1995
Deducted in balance sheet from
   trade accounts receivables:
   Allowance for doubtful accounts ........................           $6,744            3,950              1,083 (A)           9,611
                                                                      ======        =========              =====            ========
Deducted in balance sheet from
   other assets:
   Amortization of goodwill and
     debt issuance costs ..................................           $  940            1,196               --                 2,136
                                                                      ======        =========              =====            ========
          1994
Deducted in balance sheet from
   trade accounts receivables:
   Allowance for doubtful accounts ........................           $6,218            1,741              1,215 (A)           6,744
                                                                      ======        =========              =====            ========
Deducted in balance sheet from
   other assets:
   Amortization of goodwill and
     debt issuance costs ..................................           $1,479              321                860 (B)             940
                                                                      ======        =========              =====            ========
          1993
Deducted in balance sheet from
   trade accounts receivable:
   Allowance for doubtful accounts ........................           $7,442              533              1,757 (A,C)         6,218
                                                                      ======        =========              =====            ========
Deducted in balance sheet from
   other assets:
   Amortization of goodwill and
     debt issuance costs ..................................           $1,055              424                --                1,479
                                                                      ======        =========              =====            ========

(A) Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

(B)  Write-off of patent, deferred debt costs and underwriting commissions.

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

  3(a) -Restated Certificate of Incorporation of Tidewater Inc. (filed with the
        Commission as Exhibit 3(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

  3(b) -Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b) to the
        Company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

  4(a) -Restated Rights Agreement dated as of December 17, 1993 between
        Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 4 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1993).

 10(a) -Letter of Credit Agreement dated as of September 7, 1990 (filed with the Commission as Exhibit 10(a) to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1990).

 10(b) -$130,000,000 Revolving Credit and Term Loan Agreement dated February
        23, 1993 (filed with the Commission as Exhibit 10 to the Company's report on Form 8-K for February 23, 1994).

 10(c) -Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in
        1990 (filed with the Commission as Exhibit 10(c) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

 10(d) -Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(e) -Tidewater Inc. Amended and Restated Supplemental Executive Retirement
        Plan (filed with the Commission as Exhibit 10(g) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(f) -Tidewater Inc. Amended and Restated Employees' Supplemental Savings
        Plan (filed with the Commission as Exhibit 10(h) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(g) -Supplemental Health Plan for Executive Officers of Tidewater Inc.
        (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33- 31016).

 10(h) -Tidewater Inc. Deferred Compensation Plan for Directors (filed with the
        Commission as Exhibit 10(h) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

 10(i) -Tidewater Inc. Retirement Plan for Directors as adopted on March 22,
        1990 (filed with the Commission as Exhibit 10(k) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1990).

 10(j) -Employment and Consulting Agreement dated as of March 31, 1993 between
        Tidewater Inc. and John P. Laborde as amended (filed with the Commission as Exhibit 10(l) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(k) -Form of Severance Agreement entered into as of August 1, 1985 with eleven executive officers and key employees, as amended (filed with the Commission as Exhibit 10(j) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

 10(l) -Form of Severance Agreement entered into as of February 18, 1992 with three executive officers, as amended (filed with the Commission as Exhibit 10(k) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

 10(m) -Standstill Agreement dated as of November 11, 1992 between Tidewater
        Inc. and Zapata Corporation (filed with the Commission as Exhibit 10(o) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(n) -First Amendment to Standstill Agreement dated January 24, 1994 between
        Tidewater Inc. and Zapata Corporation (filed with the Commission as
        Exhibit 10(n) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

 10(o) -Agreement, dated August 11, 1989, by and among the Company and Irwin L.
        Jacobs, Daniel T. Lindsay, Gerald A. Schwalbach, TR Holdings, Inc. and Minstar, Inc. (filed with the Commission as Exhibit 1 to the Company's report on Form 8-K for August 11, 1989).

 10(p) -Form of Stockholder Agreement entered into by and between the Company and each of the stockholders of Zapata Gulf Marine Corporation (filed with the Commission as Exhibit 10(r) to the Company's annual report on Form 10-K for the fiscal year ended March 31, 1992).

*10(q) -Tidewater Inc. 1995 Annual Incentive Plan.

 10(r) -Employment Agreement dated June 13, 1995 between Tidewater Inc. and
        William C. O'Malley (filed with the Commission as Exhibit 10 to the Company's report on Form 8-K for June 13, 1995).

  *11  -Earnings per share Computation Information.

  *22  -Subsidiaries of the Company.

  *24  -Consent of Independent Accountants.

  *27  -Financial Data Schedule.

     Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.