Form 10-Q
period 1995-06-30
TIDEWATER INC
filed 1995-07-21
CIK 98222

                          SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period EndedJune 30, 1995

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
         _______________________________ to ________________________________

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

53,271,255 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 21, 1995. Registrant has no other class of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

- --------------------------------------------------------------------------------------------------------------
                                                                               June 30,              March 31,
ASSETS                                                                           1995                   1995
- --------------------------------------------------------------------------------------------------------------
Current assets:
   Cash, including temporary cash investments                              $    10,458                 14,702
   Trade and other receivables                                                 137,621                145,805
   Inventories                                                                  35,810                 36,311
   Other current assets                                                          4,378                  4,355
- --------------------------------------------------------------------------------------------------------------
       Total current assets                                                    188,267                201,173
- --------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                                     23,436                 21,527

Properties and equipment                                                     1,448,637              1,464,196
   Less accumulated depreciation                                               860,534                858,297
- --------------------------------------------------------------------------------------------------------------
       Net properties and equipment                                            588,103                605,899
Other assets                                                                    72,915                 73,586
- --------------------------------------------------------------------------------------------------------------
                                                                            $  872,721                902,185
==============================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------------
Current liabilities:
   Current maturities of long-term debt                                         12,000                 12,000
   Accounts payable and accrued expenses                                        72,331                 79,909
   Income taxes                                                                 11,842                  9,571
- --------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                96,173                101,480
- --------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                           53,496                 49,510
Long-term debt                                                                  60,000                100,000
Accrued property and liability losses                                           30,346                 28,921
Other liabilities and deferred credits                                          41,457                 42,056
Stockholders' equity:
   Common stock of $.10 par value; issued
       53,270,130 shares at June and 53,237,839
       shares at March                                                           5,327                  5,324
   Additional paid-in capital                                                  334,841                334,809
   Retained earnings                                                           263,543                252,374
- --------------------------------------------------------------------------------------------------------------
                                                                               603,711                592,507
   Less:
   Cumulative foreign currency translation adjustment                           10,973                 10,745
   Deferred compensation - restricted stock                                      1,489                  1,544
- --------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                              591,249                580,218
- --------------------------------------------------------------------------------------------------------------
                                                                           $   872,721                902,185
==============================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

- --------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                                                        June 30,
                                                                          ------------------------------------
                                                                              1995                     1994
- --------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                                                        $  113,997                118,418
   Compression operations                                                       27,039                 14,913
- --------------------------------------------------------------------------------------------------------------
                                                                               141,036                133,331
- --------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Marine operations                                                            72,872                 72,409
   Compression operations                                                       13,907                  8,627
   Depreciation                                                                 18,297                 20,565
   General and administrative                                                   13,378                 15,271
- --------------------------------------------------------------------------------------------------------------
                                                                               118,454                116,872
- --------------------------------------------------------------------------------------------------------------
                                                                                22,582                 16,459
Other income (expenses):
   Foreign exchange loss                                                          (154)                  (632)
   Gain on sales of assets                                                       2,962                  2,324
   Equity in net earnings of unconsolidated
       companies                                                                 1,323                    936
   Minority interests                                                             (467)                  (565)
   Interest and miscellaneous income                                               384                  3,139
   Interest expense                                                             (2,013)                  (407)
- --------------------------------------------------------------------------------------------------------------
                                                                                 2,035                  4,795
- --------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                    24,617                 21,254
Income taxes                                                                     8,124                  7,813
- --------------------------------------------------------------------------------------------------------------
Net earnings                                                                $   16,493                 13,441
==============================================================================================================
Primary and fully-diluted net earnings per
   common share                                                             $      .31                    .25
==============================================================================================================
Weighted average common shares and equivalents                              53,638,366             53,387,343
==============================================================================================================
Cash dividends declared per common share                                    $      .10                    .10
==============================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

- --------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
                                                                                         June 30,
                                                                          ------------------------------------
                                                                                1995                  1994
- --------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    $  40,109                 31,232
- --------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                                 5,927                  4,237
   Additions to properties and equipment                                        (5,528)               (12,116)
   Dividends from unconsolidated companies, net of
       additional investments                                                    1,086                  2,317
   Dividends paid to minority interests                                           (826)                (1,629)
- --------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing
              activities                                                           659                 (7,191)
- --------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt                                        (40,000)               (47,074)
   Cash dividends paid                                                          (5,324)                (5,307)
   Other                                                                           312                      5
- --------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                               (45,012)               (52,376)
- --------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash, including
   temporary cash investments                                                   (4,244)               (28,335)
- --------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at
   beginning of period                                                          14,702                106,788
- --------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at
   end of period                                                             $  10,458                 78,453
==============================================================================================================

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                              $   2,449                  1,340
       Income taxes                                                          $   1,904                    812
==============================================================================================================

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

(3)     Increase in Useful Lives of Marine Vessels

        Effective April 1, 1995 the estimated useful lives of the company's Marine vessels were increased from 10-20 years to 15-25 years. For the quarter ended June 30, 1995, the effect of this change in accounting estimate lowered depreciation expense by $6.1 million. Concurrent with this change $2.5 million of repair and maintenance costs, that would have been capitalized had the previous estimated useful lives been used, was expensed.

(4)     Acquisition of Compression Assets

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

        The results of Brazos' and Halliburton's operations have been consolidated with the company's effective October 1, 1994 and December 1, 1994, respectively. Pro forma combined results of operations of the company and of Brazos and Halliburton, including appropriate purchase accounting adjustments for the quarter ended June 30, 1994, as though the acquisitions had taken place on April 1, 1994 follows:

                                                                            (In thousands, except per share data)
                                                                            -------------------------------------
                                                                                 Quarter ended June 30, 1994
                                                                                 ---------------------------
Revenues                                                                                  $148,163
=================================================================================================================
Net earnings                                                                              $ 11,009
=================================================================================================================
Primary and fully diluted earnings
   per common share                                                                       $    .21
=================================================================================================================

(5)     Income Taxes

        Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 33% and 37% for the quarters ended June 30, 1995 and 1994, respectively.

(6)     Segment Information

        Revenues and operating profits for the company's business segments are:

                                                                                      (In thousands)
                                                                                    Three Months Ended
                                                                                          June 30,
                                                                            ----------------------------------
                                                                               1995                   1994
- --------------------------------------------------------------------------------------------------------------
Revenues:
   Marine                                                                 $    113,997                118,418
   Compression                                                                  27,039                 14,913
- --------------------------------------------------------------------------------------------------------------
                                                                          $    141,036                133,331
==============================================================================================================

Operating profit:
   Marine:
       From operations                                                    $     20,975                 17,210
       Gain on sales of assets                                                   2,689                  2,277
       Other unusual item                                                        ---                    1,700
- --------------------------------------------------------------------------------------------------------------
           Total Marine operating profit                                  $     23,664                 21,187
==============================================================================================================

   Compression:
       From operations                                                    $      3,804                  1,735
       Gain on sales of assets                                                     273                     47
- --------------------------------------------------------------------------------------------------------------
           Total Compression operating profit                             $      4,077                  1,782
==============================================================================================================

        The $1.7 million other unusual item is related to refunds received from the settlement of property tax disputes related to prior years. The settlement amount is included in interest and miscellaneous income in the Condensed Consolidated Statement of Earnings for the period ended June 30, 1994.

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
        of Tidewater Inc.:


We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 1995 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 1, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1995 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





KPMG PEAT MARWICK LLP

New Orleans, Louisiana
July 19, 1995

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


This discussion and analysis of financial position and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures.

Improved first quarter fiscal 1996 operating performance above the first and fourth quarters of fiscal 1995 resulted from a considerably larger natural gas compressor fleet and higher average day rates for the Marine vessel fleet. Net earnings for the quarter also benefited from lower general and administrative expenses and lower depreciation expense.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 1996 first quarter operating activities generated a higher level of cash than the preceding quarter and for the corresponding quarter of fiscal 1995. The increase in cash flow over the corresponding quarter of fiscal 1995 is the result of higher Compression operating margins due to the substantial expansion of the natural gas compressor rental fleet during the second half of fiscal 1995. The increase in cash flow over the preceding quarter is the result of higher activity for towing supply and supply vessels and higher average day rates for the Marine vessel fleet. Operating activities have continued to generate cash in excess of normal operating requirements and anticipated utilization levels for the Marine vessel fleet and the Compression rental fleet for the remainder of fiscal 1996 should maintain this condition.

Investing activities for the quarter ended June 30, 1995 provided a small amount of cash compared with the preceding quarter and the first quarter of fiscal 1995 which consumed cash. The decrease for the current quarter is due to a sizable reduction in additions to properties and equipment. The following tables compare additions to properties and equipment and proceeds from asset sales by business segment for the quarters ended June 30 and March 31:

                                                                                  (In thousands)
- ---------------------------------------------------------------------------------------------------------------
                                                                           June                         March
                                                               ---------------------------            ---------
                                                                1995                1994                1995
- ---------------------------------------------------------------------------------------------------------------
Additions to Properties and Equipment:
- -------------------------------------
   Marine                                                      $ 5,315              10,330             14,826
   Compression                                                     208               1,646              3,580
   General Corporate                                                 5                 140                 21
- --------------------------------------------------------------------------------------------------------------
                                                               $ 5,528              12,116             18,427
==============================================================================================================
Proceeds from sales of assets:
- -----------------------------
       Marine equipment                                        $ 3,775               4,140              3,583
       Compression equipment                                     2,152                  97              2,163
- --------------------------------------------------------------------------------------------------------------
                                                               $ 5,927               4,237              5,746
==============================================================================================================

Marine additions include the acquisition of ten vessels for $3.6 million, five vessels for $5.7 million and four vessels for $8.4 million for the quarters ended June 30, 1995 and 1994 and March 31, 1995, respectively. All but three of the vessels acquired during these periods were previously operated under long-term lease. Current economic conditions generally do not favor the construction of Marine vessels; therefore, future expansion of the Marine fleet will continue to come primarily from existing industry supplies provided appropriate rates of return can be achieved.

Cash used in financing activities for the quarter ended June 30, 1995 was lower than the level used for the corresponding period of fiscal 1995. The decrease is the result of lower principal payments on long-term debt. Fiscal 1996 first quarter principal payments on long-term debt included prepayments of $37 million. Fiscal 1995 first quarter principal payments on long-term debt were primarily for the redemption of 7% convertible subordinated debentures. For the first quarter of fiscal 1996 a dividend of $.10 per common share was declared and paid. At the Board of Directors meeting on July 20, 1995 the quarterly dividend was increased 25% to 12.5 cents per common share. Continued dividend payments are subject to declaration by the Board of Directors and are subject to limitation by the company's revolving credit and term loan agreement.

RESULTS OF OPERATIONS

Revenues and operating profit by business segment and geographic distribution for the quarters ended June 30 and March 31 are:

                                                                                  (In thousands)
- ---------------------------------------------------------------------------------------------------------------
                                                                           June                         March
                                                            --------------------------------          ---------
                                                                1995                1994                1995
- ---------------------------------------------------------------------------------------------------------------
Revenues:
   Marine:
     United States                                          $   49,737              53,670             45,711
     Foreign                                                    64,260              64,748             61,125
- --------------------------------------------------------------------------------------------------------------
                                                               113,997             118,418            106,836
   Compression                                                  27,039              14,913             31,419
- --------------------------------------------------------------------------------------------------------------
                                                            $  141,036             133,331            138,255
==============================================================================================================

Operating profit (loss):
   Marine:
     United States                                              10,333              12,535              9,529
     Foreign                                                    13,331               8,652              3,264
- --------------------------------------------------------------------------------------------------------------
                                                                23,664              21,187             12,793
- --------------------------------------------------------------------------------------------------------------
   Compression                                                   4,077               1,782              5,790
   Equity in net earnings of unconsolidated
     companies                                                   1,323                 936                648
   Other expense                                                 ---                 ---               (5,850)
   Other income (expense)                                         (278)                 61               (117)
   General corporate expenses                                   (2,156)             (2,305)            (2,232)
   Interest expense                                             (2,013)               (407)            (2,868)
   Income taxes                                                 (8,124)             (7,813)            (3,002)
- ---------------------------------------------------------------------------------------------------------------
   Net earnings                                             $   16,493              13,441              5,162
==============================================================================================================

Revenues for the first quarter of fiscal 1996 rose 6% above fiscal 1995's first quarter, but were essentially unchanged from the prior quarter. Fiscal 1996 first quarter pre-tax earnings rose 16% above fiscal 1995's first quarter due to higher Marine and Compression operating profits partially offset by higher interest expense. Higher current quarter Marine operating profits are due to higher average day rates for the Marine fleet. Higher current quarter Compression operating profits and higher interest expense are both the result of the expansion of the natural gas compressor fleet during the second half of fiscal 1995. The 16% increase noted above is after allowing for the net positive effect of $3.6 million on current quarter pre-tax earnings due to the extension of useful lives of the company's Marine vessel fleet and the beneficial effect of $1.7 million of other income in fiscal 1995's first quarter due to refunds from the settlement of property tax disputes.

Current quarter pre-tax earnings rose significantly above the preceding quarter due to higher Marine operating profits resulting from higher activity for the towing supply and supply vessel fleet and higher average day rates for the Marine fleet. The significant increase in the current quarter was also achieved due to the net positive effect of the increase in vessel useful lives noted above and the negative effect on fourth quarter fiscal 1995 pre-tax earnings of $5.9 million resulting from the restructuring of the company's worldwide Marine operations and its headquarters office.

General and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

                                                                                   (In thousands)
- --------------------------------------------------------------------------------------------------------------
                                                                              June                      March
                                                                -------------------------------        -------
                                                                  1995                   1994            1995
- --------------------------------------------------------------------------------------------------------------
Type:
 Personnel                                                      $ 7,843                  9,047          8,344
 Office and property                                              2,268                  2,362          2,721
 Sales and marketing                                                833                  1,053          1,009
 Professional services                                              894                    826          1,003
 Other                                                            1,540                  1,983          1,735
- --------------------------------------------------------------------------------------------------------------
                                                                $13,378                 15,271         14,812
==============================================================================================================

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

Revenues for the Marine segment for the quarters ended June 30 and March 31 consist of the following:

                                                                                   (In thousands)
- --------------------------------------------------------------------------------------------------------------
                                                                              June                      March
                                                                -------------------------------        -------
                                                                  1995                   1994            1995
- --------------------------------------------------------------------------------------------------------------
Owned or chartered vessels:
 United States                                                $  42,793                 45,536         40,126
 Foreign                                                         64,252                 64,290         61,046
- --------------------------------------------------------------------------------------------------------------
                                                                107,045                109,826        101,172
Brokered vessels                                                  3,306                  2,869          1,117
Shipyard sales                                                    3,646                  5,723          4,547
- --------------------------------------------------------------------------------------------------------------
                                                               $113,997                118,418        106,836
==============================================================================================================

Marine fleet utilization is affected principally by market conditions. To a lesser degree it is also influenced by drydockings to satisfy safety and inspection requirements because marine vessels must undergo periodic inspections to remain properly classified and certified. Whenever possible, these inspections are done during seasonally slow periods to minimize the impact on vessel operations and are only done if the vessel is considered to have continuing economic viability. The following table compares day-based Marine fleet utilization percentages by vessel class and in total for the quarters ended June 30 and March 31:

                                                                              June                      March
                                                                -------------------------------        -------
                                                                  1995                   1994            1995
- ---------------------------------------------------------------------------------------------------------------
UTILIZATION:
- -----------
 Domestic-based fleet:
 --------------------
    Towing supply/supply                                           89.0%                  84.6%          84.8%
    Crew/utility                                                   81.3%                  91.0%          84.7%
    Offshore tugs                                                  47.9%                  66.0%          40.5%
    Other                                                          44.9%                  51.6%          26.2%
    Total                                                          75.0%                  79.8%          70.7%

 Foreign-based fleet:
 -------------------
    Towing supply/supply                                           86.7%                  82.2%          81.4%
    Crew/utility                                                   86.6%                  73.5%          85.1%
    Offshore tugs                                                  72.2%                  80.4%          80.8%
    Other                                                          37.3%                  55.7%          44.0%
    Total                                                          76.1%                  75.9%          75.5%

 Worldwide fleet:
 ---------------
    Towing supply/supply                                           87.5%                  83.0%          82.6%
    Crew/utility                                                   83.5%                  82.7%          84.9%
    Offshore tugs                                                  60.6%                  73.5%          61.2%
    Other                                                          38.9%                  55.0%          40.2%
    Total                                                          75.7%                  77.3%          73.6%
==============================================================================================================

The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consists of vessels operating outside U.S. waters.

Utilization of the domestic-based vessel fleet for the current quarter fell below the first quarter of fiscal 1995 because higher demand for towing supply and supply vessel services was entirely offset by lower offshore construction and ocean towing activity for the offshore towing fleet. Higher current quarter utilization of the domestic-based vessel fleet above the prior quarter is attributable to the normal seasonal resumption of offshore activity combined with greater demand for towing supply and supply vessel services. Utilization of the foreign-based vessel fleet was up modestly above the fiscal 1995 first and fourth quarters and is attributable to higher demand for towing supply and supply vessel services due to relatively stable oil prices in conjunction with the normal seasonal resumption of offshore activity.

Marine vessel day rates are primarily determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table compares average vessel day rates by class and in total for the quarters ended June 30 and March 31:


                                                                              June                      March
                                                                -------------------------------        -------
                                                                  1995                   1994            1995
- ---------------------------------------------------------------------------------------------------------------
AVERAGE VESSEL DAY RATES:
- ------------------------
 Domestic-based fleet:
 --------------------
    Towing supply/supply                                         $3,520                  3,738          3,677
    Crew/utility                                                  1,349                  1,272          1,281
    Offshore tugs                                                 5,220                  4,126          4,935
    Other                                                         3,170                  2,918          3,841
    Total                                                         3,157                  3,111          3,133

 Foreign-based fleet:
 -------------------
    Towing supply/supply                                          3,645                  3,606          3,494
    Crew/utility                                                  1,884                  1,752          1,675
    Offshore tugs                                                 2,635                  2,766          2,702
    Other                                                         1,349                    701          1,479
    Total                                                         3,074                  2,843          2,916

 Worldwide fleet:
 ---------------
    Towing supply/supply                                          3,600                  3,653          3,559
    Crew/utility                                                  1,576                  1,473          1,451
    Offshore tugs                                                 3,609                  3,353          3,422
    Other                                                         1,785                  1,071          1,808
    Total                                                         3,107                  2,949          2,998
==============================================================================================================

The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consists of vessels operating outside U.S. waters.

Average vessel day rates for the domestic-based vessel fleet for the first quarter of fiscal 1996 were up slightly from the fiscal 1995 first and fourth quarters. Although average day rates for towing supply and supply vessels were lower in the current quarter than in the preceding quarter and were lower than the first quarter of fiscal 1995, current rates appear to be trending upward as compared to a year ago when rates were generally weakening. Higher fiscal 1996 first quarter average day rates for the foreign-based vessel fleet compared with the fiscal 1995 first and fourth quarters is attributable to a significantly lower level of activity for the inland towing fleet in Nigeria coupled with a more favorable supply/demand relationship for services provided by towing supply and supply vessels. Because the inshore towing fleet in Nigeria generates a lower average day rate than other classes of vessels, the overall foreign-based fleet average day rate is positively affected when these vessels are not highly utilized.

The following tables compare the average number of vessels by class and geographic distribution during the quarters ended June 30 and March 31 and the actual June 30, 1995 vessel count:


                                                       Actual
                                                       Vessel                     Average Number of Vessels
                                                      Count at                       During Quarter Ended
                                                      June 30,                  June 30,            March 31,
- -------------------------------------------------------------------------------------------------------------
                                                        1995              1995            1994        1995
                                                        ----              ----            ----        ----
 Domestic-based fleet:
 --------------------
    Towing supply/supply                                  92               92              95          92
    Crew/utility                                          50               50              48          50
    Offshore tugs                                         42               44              46          45
    Other                                                 13               12              13          14
- -------------------------------------------------------------------------------------------------------------
    Total                                                197              198             202         201
- -------------------------------------------------------------------------------------------------------------
 Foreign-based fleet:
 -------------------
    Towing supply/supply                                 169              169             175         171
    Crew/utility                                          35               34              42          38
    Offshore tugs                                         49               48              49          48
    Other                                                 51               51              61          51
- -------------------------------------------------------------------------------------------------------------
    Total                                                304              302             327         308
- -------------------------------------------------------------------------------------------------------------
    Owned or chartered vessels
       included in marine revenues                       501              500             529         509
    Vessels withdrawn from
       active service                                     16               18              18          19
    Joint venture owned vessels                           47               47              43          43
- -------------------------------------------------------------------------------------------------------------
       Total                                             564              565             590         571
=============================================================================================================
 Worldwide fleet:
 ---------------
    Towing supply/supply                                 299              299             309         305
    Crew/utility                                          94               93              97          94
    Offshore tugs                                         94               95              97          94
    Other                                                 77               78              87          78
- -------------------------------------------------------------------------------------------------------------
    Total                                                564              565             590         571
=============================================================================================================

The drop in average size of the foreign-based vessel fleet from 327 for the first quarter of fiscal 1995 to 302 for the current quarter is due to several vessels being withdrawn from active service due to age and anticipated high repair and maintenance costs and the transfer of vessels to the domestic-based vessel fleet. Additional vessels in the Marine fleet may be withdrawn in the future as they become uneconomical to operate.

The following table compares major components of Marine operating costs and compares selected statistics for owned and chartered vessels for the quarters ended June 30 and March 31:

                                                                                    (In thousands)
- -------------------------------------------------------------------------------------------------------------
                                                                             June                      March
                                                               -------------------------------        -------
                                                                 1995                   1994            1995
- -------------------------------------------------------------------------------------------------------------
Crew costs                                                   $ 31,682              31,981             31,717
Repair and maintenance                                         19,051              15,692             15,596
Vessel insurance                                                6,737               7,654              7,863
Fuel, lube and supplies                                         5,475               4,778              5,562
Other                                                           3,816               4,213              3,917
- -------------------------------------------------------------------------------------------------------------
 Total operating costs of owned and
    chartered vessels                                          66,761              64,318             64,655
Brokered vessels' costs                                         3,056               2,537                996
Shipyard costs                                                  3,055               5,554              3,017
- -------------------------------------------------------------------------------------------------------------
                                                             $ 72,872              72,409             68,668
=============================================================================================================

For owned and chartered vessels:
- -------------------------------
 Overall percentage increase (decrease)
    in operating costs from same quarter
    of prior fiscal year                                          3.8%              (7.7%)             (3.1%)
=============================================================================================================
 Operating costs as a percentage of
    related revenues                                             62.4%              58.6%              63.9%
=============================================================================================================

Changes in fleet size and utilization are the principal factors which cause fluctuations in the amount of crew costs. The absence of significant new vessel construction within the energy services industry over the past 12 to 14 years has caused the average age of the company's Marine vessel fleet to rise. Currently the average age of the company's Marine vessel fleet is approximately 17 years. Though primarily dictated by regulatory agencies, the scheduling of vessel drydockings affects the amount of repair and maintenance expense in any period. Vessel drydockings, whenever possible, are scheduled to minimize any impact on vessel revenues. During the quarter, the company increased the estimated useful lives of Marine vessels from 10-20 years to 15-25 years which lowered depreciation expense by $6.1 million. Concurrent with this change $2.5 million of repair and maintenance costs, that would have been capitalized had the previous estimated useful lives been used, was expensed.

Gains from sales of assets contributed $2.7 million, $2.3 million and $2.7 million to Marine operating profits for the quarters ended June 30, 1995 and 1994 and March 31, 1995, respectively.

COMPRESSION SEGMENT

The Compression segment provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. It also designs, fabricates and installs engineered compressor systems. Compression operating profit is primarily determined by operating margins from natural gas compressor operations.

Compression segment revenues for the quarters ended June 30 and March 31 consist of the following:

                                                                                   (In thousands)
- ------------------------------------------------------------------------------------------------------------
                                                                            June                      March
                                                              -------------------------------        -------
                                                                1995                   1994            1995
- ------------------------------------------------------------------------------------------------------------
Gas compressor rentals                                        $18,492               8,026             19,542
Equipment and parts sales                                       6,975               5,624             10,106
Repair, service and other                                       1,572               1,263              1,771
- -------------------------------------------------------------------------------------------------------------
                                                              $27,039              14,913             31,419
=============================================================================================================

Gas compressor utilization is affected primarily by natural gas storage levels and by the number and age of producing oil and gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for gas compression equipment are also major factors which affect utilization. The following table compares utilization, average rental rates and average fleet size for natural gas compressors for the quarters ended June 30 and March 31:

                                                                             June                      March
                                                               -------------------------------        -------
(Horsepower based statistics)                                    1995                   1994            1995
- -------------------------------------------------------------------------------------------------------------
Utilization                                                      72.9%               85.8%              75.7%
Average monthly rental rate                                     $17.20               16.77              17.92
Average fleet size                                             491,592             185,951            480,326
=============================================================================================================

Higher fiscal 1996 first quarter natural gas compressor rental revenues and rental rates and lower utilization compared with the first quarter of fiscal 1995 is attributable to the substantial expansion of the rental fleet which occurred in the second half of last year. The natural gas compressor fleets which were purchased in fiscal 1995 historically experienced lower levels of utilization than the original Tidewater fleet. Lower utilization of the natural gas compressor fleet during the first quarter of the current fiscal year compared to the preceding quarter is attributable to lower demand for compression services due to lower U.S. natural gas prices and the uncertainties affecting the near- term future price of U.S. natural gas.

Fluctuations in the level of equipment and parts sales for the periods presented are due to the timing of sales of engineered products.

Operating costs of the Compression segment consist of the following for the quarters ended June 30 and March 31:

                                                                                   (In thousands)
- -------------------------------------------------------------------------------------------------------------
                                                                            June                      March
                                                              -------------------------------        --------
                                                                1995                   1994            1995
- -------------------------------------------------------------------------------------------------------------
Field operating expenses:
 Wages and benefits                                           $ 3,053               1,561              3,138
 Repairs and maintenance                                        3,285               1,694              3,020
 Other                                                          2,048                 826              2,148
- -------------------------------------------------------------------------------------------------------------
                                                                8,386               4,081              8,306
Cost of sales                                                   5,521               4,546              8,754
- -------------------------------------------------------------------------------------------------------------
                                                              $13,907               8,627             17,060
=============================================================================================================
Field operating costs as a percentage
 of rental, repair, and service revenues                         41.8%               43.9%              39.0%
=============================================================================================================
Costs of sales as a percentage of
 related revenues                                                79.2%               80.8%              86.6%
=============================================================================================================

Field operating expenses relate to gas compressor rental, repair and service operations. Field operating expenses are generally consistent from period-to-period and usually vary in the short-term due to fluctuations in the level of repairs and maintenance expense. Long-term growth in field operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Higher fiscal 1996 first quarter field operating expenses compared with the corresponding period of fiscal 1995 is the result of the substantial expansion of the natural gas compressor fleet during the second half of last year. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

Gains from sales of assets have contributed nominally to segment profits for the quarters ended June 30, 1995 and 1994 and March 31, 1995.

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

ENVIRONMENTAL MATTERS

During the ordinary course of business the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and any related environmental damage. The company is currently involved in litigation with the Environmental Protection Agency concerning the disposal of oilfield wastes. In the opinion of management, the ultimate liability with respect to the litigation will not have a material adverse effect on the company's financial position.

                          PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

A. The Annual Meeting of Stockholders of the Company was held in New Orleans, Louisiana on July 20, 1995.

B. Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

                                                             Nominee or Director
            Name                                             Continuing in Office
            ----                                             --------------------
            Paul W. Murrill                                  Nominee
            Lester Pollack                                   Nominee
            J. Hugh Roff, Jr.                                Nominee
            Robert H. Boh                                    Director Continuing in Office
            Donald T. Bollinger                              Director Continuing in Office
            Arthur R. Carlson                                Director Continuing in Office
            Hugh J. Kelly                                    Director Continuing in Office
            John P. Laborde                                  Director Continuing in Office
            William C. O'Malley                              Director Continuing in Office

C. The Company's Stockholders voted as follows with respect to the proposals presented at the meeting:

      1. Paul W. Murrill was elected director with 47,345,975 votes cast for and 143,131 votes withheld;

      2. Lester Pollack was elected director with 47,361,878 votes cast for and 127,228 votes withheld;

      3. J. Hugh Roff, Jr. was elected director with 47,350,712 votes cast for and 138,393 votes withheld; and

      4. The selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1996 was ratified with 47,389,439 votes cast for, 44,325 votes against and 55,341 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

A. At page 22 of this report is the index for those exhibits required to be filed as a part of this report.

B. The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TIDEWATER INC.
                                        --------------------------------
                                        (Registrant)




Date:  July 21, 1995                    /s/ William C. O'Malley
                                        --------------------------------
                                        William C. O'Malley
                                        Chairman of the Board, President
                                        and Chief Executive Officer




Date:  July 21, 1995                    /s/ Ken C. Tamblyn
                                        --------------------------------
                                        Ken C. Tamblyn
                                        Executive Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit
Number
- --------
11        Statement - Computation of Per Share Earnings

27        Financial Data Schedule