Form 10-Q
period 1995-09-30
TIDEWATER INC
filed 1995-10-23
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended September 30, 1995


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

     _________________________________ to  ___________________________________

                         Commission file number 1-6311

                                 TIDEWATER INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    72-0487776
        -------------                                 ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification
          Number)

       1440 Canal Street, Suite 2100, New Orleans, Louisiana    70112
       -----------------------------------------------------------------
             (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:      (504) 568-1010


                                 NOT APPLICABLE
                                 --------------
             Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES     X     NO
                                       -------     --------

53,331,714 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 23, 1995. Registrant has no other class of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                  September 30,   March 31,
ASSETS                                                   1995         1995
                                                   ----------    ---------
Current assets:
 Cash, including temporary cash investments        $   13,761     14,702
 Trade and other receivables                          140,295    145,805
 Inventories                                           34,957     36,311
 Other current assets                                   5,805      4,355
                                                   ----------  ---------
    Total current assets                              194,818    201,173
                                                   ----------  ---------
Investments in, at equity, and advances to
 unconsolidated companies                              23,323     21,527

Properties and equipment                            1,451,686  1,464,196
 Less accumulated depreciation                        874,279    858,297
                                                   ----------  ---------
    Net properties and equipment                      577,407    605,899
Other assets                                           77,095     73,586
                                                   ----------  ---------
                                                   $  872,643    902,185
                                                   ==========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt                     ---     12,000
 Accounts payable and accrued expenses                 72,887     79,909
 Income taxes                                          11,716      9,571
                                                   ----------  ---------
   Total current liabilities                           84,603    101,480
                                                   ----------  ---------
Deferred income taxes                                  55,642     49,510
Long-term debt                                         48,000    100,000
Accrued property and liability losses                  35,636     28,921
Other liabilities and deferred credits                 41,892     42,056
Stockholders' equity:
 Common stock of $.10 par value; issued
  53,328,243 shares at September and
  53,237,839 shares at March                            5,333      5,324
 Additional paid-in capital                           335,534    334,809
 Retained earnings                                    278,128    252,374
                                                   ----------  ---------
                                                      618,995    592,507
 Less:
 Cumulative foreign currency translation
  adjustment                                           10,691     10,745
 Deferred compensation - restricted stock               1,434      1,544
                                                   ----------  ---------
    Total stockholders' equity                        606,870    580,218
                                                   ----------  ---------
                                                   $  872,643    902,185
                                                   ==========  =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

                                                          Quarter Ended           Six Months Ended
                                                          September 30,             September 30,
                                                   ------------------------   -----------------------
                                                        1995         1994         1995         1994
                                                   -----------   ----------   ----------   ----------
Revenues:
 Marine operations                                 $   118,123      115,648      232,120      234,066
 Compression operations                                 28,034       15,599       55,073       30,512
                                                   -----------   ----------   ----------   ----------
                                                       146,157      131,247      287,193      264,578
                                                   -----------   ----------   ----------   ----------
Costs and expenses:
 Marine operations                                      69,933       71,967      142,805      144,376
 Compression operations                                 14,870        8,882       28,777       17,509
 Depreciation                                           18,428       20,210       36,725       40,775
 General and administrative                             13,350       14,711       26,728       29,982
                                                   -----------   ----------   ----------   ----------
                                                       116,581      115,770      235,035      232,642
                                                   -----------   ----------   ----------   ----------
                                                        29,576       15,477       52,158       31,936
Other income (expenses):
 Foreign exchange gain (loss)                               (3)         116         (157)        (516)
 Gains on sales of assets                                1,165        2,147        4,127        4,471
 Equity in net earnings of
   unconsolidated companies                              1,717        1,008        3,040        1,944
 Minority interests                                       (298)        (127)        (765)        (692)
 Interest and miscellaneous income                         905        1,114        1,289        4,253
 Interest expense                                       (1,350)        (241)      (3,363)        (648)
                                                   -----------   ----------   ----------   ----------
                                                         2,136        4,017        4,171        8,812
                                                   -----------   ----------   ----------   ----------
Earnings before income taxes                            31,712       19,494       56,329       40,748
Income taxes                                            10,464        7,167       18,588       14,980
                                                   -----------   ----------   ----------   ----------
Net earnings                                       $    21,248       12,327       37,741       25,768
                                                   ===========   ==========   ==========   ==========
Primary and fully-diluted
 earnings per common share:                               $.39          .23          .70          .48
                                                   ===========   ==========   ==========   ==========
Weighted average common
 shares and equivalents                             53,713,761   53,421,828   53,676,201   53,404,653
                                                   ===========   ==========   ==========   ==========
Cash dividends declared per common share                 $.125          .10         .225          .20
                                                   ===========   ==========   ==========   ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                            Quarter Ended      Six Months Ended
                                            September 30,        September 30,
                                         ------------------   -----------------
                                           1995      1994      1995      1994
                                         --------   -------   -------   -------
Net cash provided by operating
 activities                              $ 37,111    30,816    77,220    62,048
                                         --------   -------   -------   -------
Cash flows from investing activities:
 Proceeds from sales of assets              4,526     4,281    10,453     8,518
 Additions to properties and equipment    (10,410)   (8,184)  (15,938)  (20,300)
 Acquisition of Compression assets            ---   (35,000)      ---   (35,000)
 Dividends from unconsolidated
   companies, net of additional
   investments                              2,113       551     3,199     2,868
 Dividends paid to minority interests         (73)      (26)     (899)   (1,655)
                                         --------   -------   -------   -------
   Net cash used in investing
     activities                            (3,844)  (38,378)   (3,185)  (45,569)
                                         --------   -------   -------   -------
Cash flows from financing activities:
 Principal payments on long-term debt     (24,000)     (830)  (64,000)  (47,904)
 Cash dividends paid                       (6,663)   (5,309)  (11,987)  (10,616)
 Other                                        699       203     1,011       208
                                         --------   -------   -------   -------
   Net cash used in financing
     activities                           (29,964)   (5,936)  (74,976)  (58,312)
                                         --------   -------   -------   -------
Net increase (decrease) in cash,
 including temporary cash investments       3,303   (13,498)     (941)  (41,833)
                                         --------   -------   -------   -------
Cash, including temporary cash
 investments at beginning of period        10,458    78,453    14,702   106,788
                                         --------   -------   -------   -------
Cash, including temporary cash
 investments at end of period            $ 13,761    64,955    13,761    64,955
                                         ========   =======   =======   =======
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest                             $  1,287       318     3,736     1,658
   Income taxes                         $  8,927    11,961    10,831    12,773
                                        ========   =======   =======   =======

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------

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

(3) Increase in Useful Lives of Marine Vessels

    Effective April 1, 1995 the estimated useful lives of the company's Marine vessels were increased from 10-20 years to 15-25 years. For the quarter and six-month period ended September 30, 1995, the effect of this change in accounting estimate lowered depreciation expense by $6.5 million and $12.6 million, respectively. Concurrent with this change $2.0 million for the quarter ended September 30, 1995 and $4.5 million for the six months ended September 30, 1995 of repair and maintenance costs, that would have been capitalized had the previous estimated useful lives been used, were expensed.

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

    The results of Brazos' and Halliburton's operations have been consolidated with the company's effective October 1, 1994 and December 1, 1994, respectively. Pro forma combined results of operations of the company and of Brazos and Halliburton, including appropriate purchase accounting adjustments for the quarter and six-month periods ended September 30, 1994, as though the acquisitions had taken place on April 1, 1994 follows:

                                          (In thousands, except per share data)
                                          -------------------------------------
                                             Quarter ended     Six months ended
                                          -------------------  ----------------
                                                      September 30, 1994
                                          -------------------------------------

    Revenues                                         $146,789           294,952
                                                     ========           =======
    Net earnings                                     $ 10,048            21,056
                                                     ========           =======
    Primary and fully diluted earnings
    per common share                                 $    .19               .40
                                                     ========           =======

(5) Income Taxes

    Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 33% for the quarter and six-month period ended September 30, 1995. For the quarter and six-month period ended September 30, 1994 the effective tax rate was 37%.

(6) Segment Information

    Revenues and operating profits for the company's business segments are as follows:

                                                 (In thousands)
                                       -----------------------------------
                                         Quarter Ended    Six Months Ended
                                         September 30,     September 30,
                                       -----------------  ----------------
                                         1995     1994     1995     1994
                                       --------  -------  -------  -------
    Revenues:
     Marine                            $118,123  115,648  232,120  234,066
     Compression                         28,034   15,599   55,073   30,512
                                       --------  -------  -------  -------
                                       $146,157  131,247  287,193  264,578
                                       ========  =======  =======  =======
    Operating profit:
     Marine:
       From operations                 $ 28,582   16,544   49,557   33,754
       Gains on sales of assets           1,112    1,517    3,801    3,794
       Unusual item                         ---      ---      ---    1,700
                                       --------  -------  -------  -------
       Marine operating profit         $ 29,694   18,061   53,358   39,248
                                       ========  =======  =======  =======

     Compression:
       From operations                    3,913    2,027    7,717    3,762
       Gains on sales of assets              77      630      350      677
                                       --------  -------  -------  -------
       Compression operating profit    $  3,990    2,657    8,067    4,439
                                       ========  =======  =======  =======

    The unusual item is related to refunds received from the settlement of prior years' property tax disputes. The settlement amount is included in interest and miscellaneous income in the Condensed Consolidated Statement of Earnings for the six-month period ended September 30, 1994.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of Tidewater Inc.:



We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 1995 and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
October 20, 1995

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



This discussion and analysis of financial position and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures.

Fiscal 1996 second quarter and six-month net earnings rose significantly above prior year levels due to better market conditions for offshore Marine services and a considerably larger Compression rental fleet. Net earnings were also higher than the preceding quarter due to increased utilization of the worldwide Marine vessel fleet.


LIQUIDITY AND CAPITAL RESOURCES

Fiscal 1996 second quarter and six-month operating activities generated higher cash than fiscal 1995's corresponding periods. The increase is attributable to a significantly larger natural gas compressor fleet and higher utilization and day rates for the Marine vessel fleet. Operating activities continue to generate cash in excess of normal operating requirements. Anticipated utilization levels for the Marine vessel fleet and Compression rental fleet for the remainder of fiscal 1996 should maintain this condition.

Cash used in investing activities for the three-month and six-month periods ended September 30, 1995 was significantly lower than the amounts for the corresponding periods of fiscal 1995. Investing activities for the quarter and six-month period ended September 30, 1994 include the purchase of the assets of Brazos Gas Compressing Company, a subsidiary of Mitchell Energy & Development Corporation, for $35 million in cash on September 30, 1994. Excluding acquisitions, additions to properties and equipment and proceeds from asset sales determine the overall amount of cash used in investing activities. The following tables compare these two items, by business segment, for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1995:

                                                 (In thousands)
                                   ------------------------------------------
                                                                     Quarter
                                   Quarter Ended   Six Months Ended   Ended
                                   September 30,    September 30,    June 30,
                                   --------------  ----------------  --------
                                    1995    1994    1995     1994      1995
                                   -------  -----  -------  -------  --------
Additions to Properties
   and Equipment:

 Marine                            $ 9,453  7,324   14,768   17,654     5,315
 Compression                           948    782    1,156    2,428       208
 General corporate                       9     78       14      218         5
                                   -------  -----   ------   ------     -----
                                   $10,410  8,184   15,938   20,300     5,528
                                   =======  =====   ======   ======     =====
Proceeds from sales of assets:

   Marine equipment                $ 2,870  3,072    6,645    7,212     3,775
   Compression equipment             1,656  1,209    3,808    1,306     2,152
                                   -------  -----   ------   ------     -----
                                   $ 4,526  4,281   10,453    8,518     5,927
                                   =======  =====   ======   ======     =====

Marine additions for the current quarter include the $6.1 million purchase of five offshore tugs and a utility vessel previously operated under long-term lease. Current economic conditions generally do not favor the construction of Marine vessels; therefore, future expansion of the Marine fleet will continue to come primarily from existing industry supplies provided appropriate rates of return can be achieved.

Cash used in fiscal 1996 second quarter and six-month financing activities was significantly higher than fiscal 1995's second quarter and six-month period because of $21 million and $58 million, respectively, of prepayments on long-term debt borrowed in connection with the purchase of Halliburton's natural gas compression assets on November 30, 1994. As of September 30, 1995 existing long-term debt of $48 million was borrowed under the revolving credit facility of the company's revolving credit and term loan agreement. Principal payments on long-term debt for the six months ended September 30, 1994 include the redemption of 7% convertible subordinated debentures for $46.0 million. Continued dividend payments are subject to declaration by the Board of Directors and are limited by the company's revolving credit and term loan agreement.

RESULTS OF OPERATIONS

Revenues and operating profits, by business segment, for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1995 are as follows:

                                              (In thousands)
                            --------------------------------------------------
                                                                      Quarter
                               Quarter Ended      Six Months Ended     Ended
                               September 30,       September 30,     June 30,
                            -------------------  ------------------  ---------
                              1995       1994      1995      1994      1995
                            ---------  --------  --------  --------  ---------
Revenues:
     Marine                 $118,123   115,648   232,120   234,066    113,997
     Compression              28,034    15,599    55,073    30,512     27,039
                            --------   -------   -------   -------    -------
                            $146,157   131,247   287,193   264,578    141,036
                            ========   =======   =======   =======    =======
Operating profit (loss):
     Marine                 $ 29,694    18,061    53,358    39,248     23,664
     Compression               3,990     2,657     8,067     4,439      4,077
     Other income              1,602     1,637     2,647     2,634      1,045
     Corporate expenses       (2,224)   (2,620)   (4,380)   (4,925)    (2,156)
     Interest expense         (1,350)     (241)   (3,363)     (648)    (2,013)
     Income tax expense      (10,464)   (7,167)  (18,588)  (14,980)    (8,124)
                            --------   -------   -------   -------    -------
     Net earnings           $ 21,248    12,327    37,741    25,768     16,493
                            ========   =======   =======   =======    =======

Consolidated revenues and pre-tax earnings for the quarter ended September 30, 1995 climbed 11.4% and 62.7%, respectively, above fiscal 1995's second quarter. Fiscal 1996 six-month consolidated revenues and pre-tax earnings rose 8.5% and 38.2%, respectively, above fiscal 1995's corresponding six-month amounts. The increases in pre-tax earnings for the current quarter and six-month period are because of higher Marine and Compression operating profits partially offset by higher interest expense. Higher Marine operating profit is due to higher utilization and day rates for the vessel fleet, the net positive effect of lower depreciation expense due to the increase in vessel useful lives effective April 1, 1995, and lower general and administrative expenses as a result of the company's restructuring of worldwide Marine operations in fiscal 1995's fourth quarter. Fiscal 1995's six-month Marine operating profit also includes $1.7 million of refunds received from the settlement of prior years' property tax disputes. Higher Compression operating profit and higher interest expense are the result of the expansion of the natural gas compressor rental fleet and associated debt borrowings during the second half of fiscal 1995.

Consolidated revenues and pre-tax earnings for the current quarter rose 3.6% and 28.8%, respectively, above the preceding quarter's amounts. The increase in pre-tax earnings is the result of higher Marine operating profit and lower interest expense. Higher current quarter Marine operating profit is due to higher fleet utilization. Lower interest expense is the result of substantial prepayments of long-term debt during fiscal 1996's first quarter.

General and administrative expenses by type for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1995 are as follows:

                                          (In thousands)
                            -------------------------------------------
                                                               Quarter
                             Quarter Ended   Six Months Ended   Ended
                             September 30,    September 30,    June 30,
                            ---------------  ----------------  --------
                             1995     1994    1995     1994      1995
                            -------  ------  -------  -------  --------
   Personnel                $ 7,700   9,446   15,543   18,493     7,843
   Office and property        2,363   2,217    4,631    4,579     2,268
   Sales and marketing          682     885    1,515    1,938       833
   Professional services        952     733    1,846    1,559       894
   Other                      1,653   1,430    3,193    3,413     1,540
                            -------  ------   ------   ------    ------
                            $13,350  14,711   26,728   29,982    13,378
                            =======  ======   ======   ======    ======

MARINE SEGMENT

The marine segment provides a diverse range of services and equipment to the offshore oil and gas industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs principally consist of crew costs, repair and maintenance, insurance, fuel/lube and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements dictated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified given the vessel's age, and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of the Marine segment and provide a breakdown of Marine operating profit for the quarters and six-month periods ended September 30, and for the quarter ended June 30, 1995:

                                                              (In thousands)
                                         ----------------------------------------------------
                                                                                     Quarter
                                            Quarter Ended       Six Months Ended      Ended
                                            September 30,         September 30,     June 30,
                                         --------------------  -------------------  ---------
                                           1995       1994       1995      1994       1995
                                         ---------  ---------  --------  ---------  ---------
Revenues:
  Owned and chartered vessels:
   United States                         $ 45,095    45,205     87,858    90,741      42,763
   Foreign                                 66,550    62,224    129,727   126,514      63,177
                                         --------   -------    -------   -------     -------
                                          111,645   107,429    217,585   217,255     105,940
  Shipyard and other                        2,468     4,948      7,219    10,671       4,751
  Brokered vessels                          4,010     3,271      7,316     6,140       3,306
                                         --------   -------    -------   -------     -------
                                          118,123   115,648    232,120   234,066     113,997
                                         --------   -------    -------   -------     -------
Expenses:
  Owned and chartered vessels:
   Crew costs                              33,553    32,576     64,636    64,557      31,083
   Repair and maintenance                  15,237    15,200     34,260    30,892      19,023
   Insurance                                6,839     7,300     13,575    14,954       6,736
   Fuel, lube and supplies                  5,616     5,188     11,056     9,966       5,440
   Other                                    3,812     4,464      7,777     8,677       3,965
                                         --------   -------    -------   -------     -------
                                           65,057    64,728    131,304   129,046      66,247
  Shipyard and other                        1,179     4,164      4,748     9,718       3,569
  Brokered vessels                          3,697     3,075      6,753     5,612       3,056
                                         --------   -------    -------   -------     -------
                                           69,933    71,967    142,805   144,376      72,872
                                         --------   -------    -------   -------     -------
     Operating margins                   $ 48,190    43,681     89,315    89,690      41,125
                                         ========   =======    =======   =======     =======
For owned and chartered vessels:

  Operating margins as a percent
   of revenues                               41.7%     39.7%      39.7%     40.6%       37.5%
  Percentage rise (drop) in operating
   costs compared to same period of
   prior fiscal year                          0.5%     (6.2%)      1.8%     (6.9%)       3.8%
                                         ========   =======    =======   =======     =======

Marine operating profit:
  Owned and chartered vessels:
   United States                         $ 11,002     6,952     17,876    16,808       6,874
   Foreign                                 15,995     8,467     28,820    17,088      12,825
                                         --------   -------    -------   -------     -------
                                           26,997    15,419     46,696    33,896      19,699
  Gains from asset sales                    1,112     1,517      3,801     3,794       2,689
  Brokered vessels                            313       196        564       528         250
  Shipyard and other                        1,272       929      2,297     1,030       1,026
                                         --------   -------    -------   -------     -------
                                         $ 29,694    18,061     53,358    39,248      23,664
                                         ========   =======    =======   =======     =======

Fiscal 1996 second quarter operating margin rose 10.3% above fiscal 1995's second quarter and 17.2% above the preceding quarter. The increase from fiscal 1995's second quarter to fiscal 1996's second quarter is the result of significantly higher utilization and higher average day rates for a smaller worldwide vessel fleet. The increase in the current quarter over the prior quarter is due to substantially higher utilization of the domestic-based offshore towing fleet.

Fiscal 1996 six-month operating margin was consistent with the prior year six-month period as slightly higher utilization and higher average day rates for the fleet were offset by higher repair and maintenance expense. The increase in repair and maintenance is partially due to the increase in vessel useful lives which became effective at the beginning of the current fiscal year and had the effect of expensing drydocking costs, which under the old vessel useful lives, would have been capitalized.

Marine fleet utilization is determined primarily by market conditions and to a lesser extent by drydockings to satisfy safety and inspection requirements. The following table compares day-based Marine fleet utilization percentages by vessel class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1995:

                                                                  Quarter
                             Quarter Ended    Six Months Ended     Ended
                             September 30,     September 30,     June 30,
                            ---------------  ------------------  ---------
                             1995     1994     1995      1994      1995
                            -------  ------  --------  --------  ---------
UTILIZATION:
 Domestic-based fleet:
  Towing Supply/Supply        87.7%   86.3%     88.3%     85.5%      89.0%
  Crew/Utility                79.5%   92.9%     80.4%     92.0%      81.3%
  Offshore Tugs               64.8%   63.9%     56.2%     64.9%      47.9%
  Other                       64.8%   50.9%     54.7%     51.2%      44.9%
  Total                       79.2%   80.0%     77.1%     79.9%      75.0%

 Foreign-based fleet:
  Towing Supply/Supply        88.2%   81.7%     87.4%     81.9%      86.7%
  Crew/Utility                85.0%   74.5%     85.8%     74.0%      86.6%
  Offshore Tugs               71.2%   71.3%     71.7%     76.0%      72.2%
  Other                       48.3%   42.0%     42.9%     49.0%      37.3%
  Total                       78.4%   72.2%     77.2%     74.0%      76.1%

 Worldwide fleet:
  Towing Supply/Supply        88.0%   83.3%     87.8%     83.1%      87.5%
  Crew/Utility                81.7%   84.8%     82.6%     83.8%      83.5%
  Offshore Tugs               68.4%   67.5%     64.6%     70.5%      60.6%
  Other                       51.6%   43.8%     45.3%     49.4%      38.9%
  Total                       78.7%   75.2%     77.2%     76.3%      75.7%


The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consists of vessels operating outside U.S. waters.

Utilization for all periods presented reflect demand trends for offshore marine services. Higher fiscal 1996 second quarter utilization of the domestic-based vessel fleet above the preceding quarter is due to higher construction activity for the offshore towing fleet. Higher utilization of the foreign-based vessel fleet in the current quarter compared to the corresponding quarter of fiscal 1995 and the preceding quarter is attributed to greater demand for offshore marine services which is generally the result of stable oil prices. Fiscal 1996 six-month fleet utilization rose slightly above fiscal 1995's six-month level as higher demand for towing supply/supply and crew/utility marine services in foreign markets outweighed the drop in demand for marine services provided by crew/utility vessels and offshore tugs in the U.S. Gulf of Mexico due to uncertainties affecting the price of U.S. natural gas.

Marine vessel day rates are primarily determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table provides a comparison of average vessel day rates by class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1995:

                                                               Quarter
                             Quarter Ended   Six Months Ended   Ended
                             September 30,    September 30,    June 30,
                             --------------  ----------------  --------
                              1995    1994    1995     1994      1995
                             -------  -----  -------  -------  --------
AVERAGE VESSEL DAY RATES:
 Domestic-based fleet:
  Towing Supply/Supply        $3,621  3,458    3,570    3,599     3,520
  Crew/Utility                 1,352  1,250    1,350    1,261     1,349
  Offshore Tugs                4,584  4,486    4,859    4,310     5,220
  Other                        2,868  2,971    2,969    2,946     3,112
  Total                       $3,164  3,014    3,160    3,062     3,155

 Foreign-based fleet:
  Towing Supply/Supply        $3,670  3,616    3,658    3,611     3,645
  Crew/Utility                 1,766  1,752    1,825    1,752     1,884
  Offshore Tugs                2,705  2,416    2,671    2,606     2,635
  Other                          906    789      828      738       726
  Total                       $3,005  2,917    3,013    2,879     3,023

 Worldwide fleet:
  Towing Supply/Supply        $3,653  3,560    3,627    3,607     3,600
  Crew/Utility                 1,529  1,445    1,552    1,459     1,576
  Offshore Tugs                3,497  3,421    3,549    3,385     3,609
  Other                        1,398  1,313    1,355    1,178     1,297
  Total                       $3,067  2,957    3,071    2,953     3,075


The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consists of vessels operating outside U.S. waters.

Higher average day rates in the current quarter and six-month period compared to the prior year's corresponding quarter and six-month period is attributed to a more favorable supply/demand relationship for offshore marine services in foreign markets and to the mix of vessels working in the domestic-based vessel fleet. Current quarter average day rates were generally consistent with the preceding quarter reflecting stable demand for offshore marine services.

The following tables compare the average number of vessels by class and by geographic location during the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1995 and the actual September 30, 1995 vessel count:

                                              Average number of vessels during
                                           --------------------------------------
                            Actual vessel     Quarter      Six Months    Quarter
                              count at         Ended         Ended        Ended
                            September 30,  September 30,  September 30,  June 30,
                            -------------  -------------  -------------  --------
                                1995       1995   1994    1995    1994     1995
                            -------------  ----  -------  -----  ------  --------
Domestic-based fleet:
  Towing Supply/Supply                 91    91       91     91      94        92
  Crew/Utility                         49    50       49     50      48        50
  Offshore Tugs                        41    42       49     43      47        44
  Other                                12    13       15     13      14        12
                                     ----  ----     ----   ----    ----      ----
 Total                                193   196      204    197     203       198
                                     ====  ====     ====   ====    ====      ====
Foreign-based fleet:
  Towing Supply/Supply                171   169      179    169     176       169
  Crew/Utility                         35    35       39     35      41        34
  Offshore Tugs                        54    52       46     50      48        48
  Other                                50    51       57     51      59        51
                                     ----  ----     ----   ----    ----      ----
       Total                          310   307      321    305     324       302
                                     ====  ====     ====   ====    ====      ====
  Owned or chartered
   vessels included in
   marine revenues                    503   503      525    502     527       500
  Vessels withdrawn from
   active service                      15    15       17     17      18        18
  Joint venture owned
   vessels                             47    47       43     47      43        47
                                     ----  ----     ----   ----    ----      ----
       Total                          565   565      585    566     588       565
                                     ====  ====     ====   ====    ====      ====
Worldwide fleet:
  Towing Supply/Supply                299   297      309    297     309       299
  Crew/Utility                         93    94       93     94      94        93
  Offshore Tugs                        98    97       97     97      99        95
  Other                                75    77       86     78      86        78
                                     ----  ----     ----   ----    ----      ----
       Total                          565   565      585    566     588       565
                                     ====  ====     ====   ====    ====      ====

The drop in the average number of vessels in the foreign-based vessel fleet from 324 for the six-month period ended September 30, 1994 to 305 for the six-month period ended September 30, 1995 is due to older vessels being withdrawn from active service due to age and high repair and maintenance costs. Vessels will continue to be withdrawn from active service as they become uneconomical to operate.

COMPRESSION SEGMENT

The Compression segment provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are determined, for the most part, by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from period-to-period and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long-term growth in operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Compression segment operating profit is primarily determined by operating margins from rental gas compression operations. The following tables compare revenues, operating expenses (excluding general and adminstrative expense and depreciation expense), operating margins and related statistics for gas compression operations for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1995.

                                               (In thousands, except statistics)
                                     -----------------------------------------------------
                                                                                 Quarter
                                          Quarter Ended     Six Months Ended      Ended
                                          September 30,       September 30,     June 30,
                                     --------------------  ------------------  -----------
                                        1995       1994      1995      1994       1995
                                     ---------   --------  -------   --------   ----------
Revenues:
  Rentals                              $ 18,193     8,150    36,685    16,176     18,492
  Repair, service and other               1,633     1,578     3,205     2,841      1,572
                                       --------   -------   -------   -------    -------
                                         19,826     9,728    39,890    19,017     20,064
                                       --------   -------   -------   -------    -------
Expenses:
  Wages and benefits                      3,042     1,641     6,095     3,202      3,053
  Repairs and maintenance                 3,106     1,422     6,391     3,116      3,285
  Other                                   2,082       964     4,130     1,790      2,048
                                       --------   -------   -------   -------    -------
                                          8,230     4,027    16,616     8,108      8,386
                                       --------   -------   -------   -------    -------
  Operating margins                    $ 11,596     5,701    23,274    10,909     11,678
                                       ========   =======   =======   =======    =======
Operating margins as a percent
   of revenues                             58.5%     58.6%     58.3%     57.4%      58.2%
                                       ========   =======   =======   =======    =======
Horsepower based statistics:
  Utilization                              71.9%     87.0%     72.1%     86.4%      72.3%
  Average monthly rental rate          $  17.79     16.70     17.86     16.73      17.92
  Average fleet size                    473,887   187,105   474,853   186,464    475,757
                                       ========   =======   =======   =======    =======

Higher revenues and operating margins for the quarter and six-month period ended September 30, 1995 compared to the corresponding amounts for the same periods of fiscal 1995 are the result of the considerable expansion of the gas compression rental fleet which occurred during the second half of fiscal 1995. Fiscal 1996 second quarter and six-month utilization fell below the respective levels for the corresponding periods of fiscal 1995 due to a combination of the expansion of the rental fleet noted above and to lower demand for compression services. The natural gas compressor fleets which were purchased during fiscal 1995 historically experienced lower levels of utilization than the original Tidewater fleet. Lower demand for compression services in the current quarter and six-month period is the result of lower U. S. natural gas prices. Slightly lower utilization in the current quarter compared to the preceding quarter is a result of normal seasonal factors and lower U.S. natural gas prices.

The Compression segment also designs, fabricates and installs engineered compressor systems and sells, primarily to its customers, related parts and equipment. The following table compares revenues, costs of sales and sales margins for equipment and parts sales for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1995:

                                                (In thousands)
                                  -------------------------------------------
                                                                     Quarter
                                   Quarter Ended   Six Months Ended   Ended
                                   September 30,     September 30,   June 30,
                                  --------------  -----------------  --------
                                    1995    1994    1995      1994     1995
                                  -------  -----  --------  -------  --------
Revenues                           $8,208   5,871   15,183   11,495    6,975
Costs of sales                      6,640   4,855   12,161    9,401    5,521
                                   ------   -----   ------   ------    -----
   Operating margins               $1,568   1,016    3,022    2,094    1,454
                                   ======   =====   ======   ======    =====
Operating margins as a percent
  of revenues                        19.1%   17.3%    19.9%    18.2%    20.8%
                                   ======   =====   ======   ======    =====

Fluctuations in the level of equipment and parts sales for the periods presented are due to the timing of sales of engineered products. Fluctuations in operating margin percentages are the result of competitive market forces. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

Gains from sales of assets have contributed nominally to segment profits for the quarters and six-month periods ended September 30, 1995 and 1994 and for the quarter ended June 30, 1995.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A. At page 19 of this report is the index for those exhibits required to be filed as part of this report.

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



                            TIDEWATER INC.
                            --------------------------------
                            (Registrant)


Date: October 23, 1995             /s/ William C. O'Malley
                              --------------------------
                            William C. O'Malley
                            Chairman of the Board, President
                            and Chief Executive Officer


Date: October 23, 1995             /s/ Ken C. Tamblyn
                              -----------------------
                            Ken C. Tamblyn
                            Executive Vice President and
                            Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
Number
------

 11  Statement - Computation of Per Share Earnings

 27  Financial Data Schedule