Form 10-Q
period 1995-12-31
TIDEWATER INC
filed 1996-02-09
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended December 31, 1995

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

___________________________________  to  ______________________________________

                         Commission file number 1-6311

                                 TIDEWATER INC.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      72-0487776
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                     Identification Number)

       1440 Canal Street, Suite 2100, New Orleans, Louisiana    70112
________________________________________________________________________________
     (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:        (504) 568-1010
                                                    ____________________________

                                 NOT APPLICABLE
________________________________________________________________________________
        Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES  X            NO
                                                     ---          ----

53,390,009 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on February 9, 1996. Registrant has no other class of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
----------------------------------------------------------------------------
                                                   December 31,    March 31,
ASSETS                                                1995            1995
-------------------------------------------------  ------------    ---------
Current assets:
 Cash, including temporary cash investments        $   10,234         14,702
 Trade and other receivables                          131,146        145,805
 Inventories                                           32,311         36,311
 Other current assets                                   4,738          4,355
-------------------------------------------------  ----------      ---------
    Total current assets                              178,429        201,173
-------------------------------------------------  ----------      ---------
Investments in, at equity, and advances to
 unconsolidated companies                              20,448         21,527

Properties and equipment                            1,453,891      1,464,196
 Less accumulated depreciation                        882,941        858,297
-------------------------------------------------  ----------      ---------
    Net properties and equipment                      570,950        605,899
Other assets                                           77,707         73,586
-------------------------------------------------  ----------      ---------
                                                   $  847,534        902,185
=================================================  ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------
Current liabilities:
 Current maturities of long-term debt                     ---         12,000
 Accounts payable and accrued expenses                 72,793         79,909
 Income taxes                                           9,839          9,571
-------------------------------------------------  ----------      ---------
   Total current liabilities                           82,632        101,480
-------------------------------------------------  ----------      ---------
Deferred income taxes                                  59,226         49,510
Long-term debt                                          5,000        100,000
Accrued property and liability losses                  37,658         28,921
Other liabilities and deferred credits                 41,215         42,056
Stockholders' equity:
 Common stock of $.10 par value; issued
  53,337,457 shares at December and
  53,237,839 shares at March                            5,334          5,324
 Additional paid-in capital                           335,625        334,809
 Retained earnings                                    292,982        252,374
-------------------------------------------------  ----------      ---------
                                                      633,941        592,507
 Less:
 Cumulative foreign currency translation
  adjustment                                           10,759         10,745
 Deferred compensation - restricted stock               1,379          1,544
-------------------------------------------------  ----------      ---------
    Total stockholders' equity                        621,803        580,218
-------------------------------------------------  ----------      ---------
                                                   $  847,534        902,185
=================================================  ==========      =========

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)
-----------------------------------------------------------------------------------------------------
                                                         Quarter Ended         Nine Months Ended
                                                          December 31,           December 31,
                                                   ------------------------   -----------------------
                                                      1995          1994         1995         1994
                                                   -----------   ----------   ----------   ----------
Revenues:
 Marine operations                                 $   118,210      114,382      350,330      348,448
 Compression operations                                 30,536       21,559       85,609       52,071
                                                   -----------   ----------   ----------   ----------
                                                       148,746      135,941      435,939      400,519
                                                   -----------   ----------   ----------   ----------
Costs and expenses:
 Marine operations                                      70,918       72,506      213,723      216,882
 Compression operations                                 16,826       11,317       45,603       28,826
 Depreciation                                           17,918       21,830       54,643       62,605
 General and administrative                             13,751       15,549       40,479       45,531
                                                   -----------   ----------   ----------   ----------
                                                       119,413      121,202      354,448      353,844
                                                   -----------   ----------   ----------   ----------
                                                        29,333       14,739       81,491       46,675
Other income (expenses):
 Foreign exchange gain (loss)                             (346)         383         (503)        (133)
 Gains on sales of assets                                2,057        6,076        6,184       10,547
 Equity in net earnings of
  unconsolidated companies                               1,176          555        4,216        2,499
 Minority interests                                       (160)        (490)        (925)      (1,182)
 Other expense                                             ---       (2,500)         ---       (2,500)
 Interest and miscellaneous income                         881          961        2,170        5,214
 Interest expense                                         (820)      (1,228)      (4,183)      (1,876)
                                                   -----------   ----------   ----------   ----------
                                                         2,788        3,757        6,959       12,569
                                                   -----------   ----------   ----------   ----------
Earnings before income taxes                            32,121       18,496       88,450       59,244
Income taxes                                            10,600        6,798       29,188       21,778
                                                   -----------   ----------   ----------   ----------
Net earnings                                       $    21,521       11,698       59,262       37,466
                                                   ===========   ==========   ==========   ==========
Primary and fully-diluted
 earnings per common share                                $.40          .22         1.10          .70
                                                   ===========   ==========   ==========   ==========
Weighted average common
 shares and equivalents                             53,842,928   53,413,280   53,731,847   53,407,630
                                                   ===========   ==========   ==========   ==========
Cash dividends declared
 per common share                                        $.125          .10          .35          .30
                                                   ===========   ==========   ==========   ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
----------------------------------------------------------------------------------
                                            Quarter Ended       Nine Months Ended
                                             December 31,          December 31,
                                         ------------------    -------------------
                                           1995       1994       1995       1994
                                         --------   --------   --------   --------
Net cash provided by operating
 activities                              $ 50,718     39,069    127,938    105,213
---------------------------------------  --------   --------   --------   --------
Cash flows from investing activities:
 Proceeds from sales of assets              4,122      8,755     14,575     17,273
 Additions to properties and equipment    (12,130)   (12,171)   (28,068)   (36,567)
 Acquisition of Compression assets            ---   (205,146)       ---   (240,146)
 Dividends from unconsolidated
  companies, net of additional
  investments                               3,437        534      6,636      3,402
 Dividends paid to minority interests         (99)      (197)      (998)    (1,852)
---------------------------------------  --------   --------   --------   --------
   Net cash used in investing
     activities                            (4,670)  (208,225)    (7,855)  (257,890)
---------------------------------------  --------   --------   --------   --------
Cash flows from financing activities:
 Proceeds from issuance of long-term
  debt                                        ---    150,000        ---    150,000
 Principal payments on long-term debt     (43,000)   (20,643)  (107,000)   (68,547)
 Cash dividends paid                       (6,667)    (5,318)   (18,654)   (15,934)
 Other                                         92         65      1,103        273
---------------------------------------  --------   --------   --------   --------
   Net cash provided by (used in)
     financing activities                 (49,575)   124,104   (124,551)    65,792
---------------------------------------  --------   --------   --------   --------
Net decrease in cash, including
 temporary cash investments                (3,527)   (45,052)    (4,468)   (86,885)
---------------------------------------  --------   --------   --------   --------
Cash, including temporary cash
 investments at beginning of period        13,761     64,955     14,702    106,788
---------------------------------------  --------   --------   --------   --------
Cash, including temporary cash
 investments at end of period            $ 10,234     19,903     10,234     19,903
=======================================  ========   ========   ========   ========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest                              $    424        596      4,160      2,254
   Income taxes                          $  8,894      2,268     19,725     15,041
=======================================  ========   ========   ========   ========

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

(3) Income Taxes

    Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 33% for the quarter and nine-month period ended December 31, 1995. For the quarter and nine-month period ended December 31, 1994 the effective tax rate was 37%.

(4) Increase in Useful Lives of Marine Vessels

    Effective April 1, 1995 the estimated useful lives of the company's Marine vessels were increased from 10-20 years to 15-25 years. For the quarter and nine-month period ended December 31, 1995, the effect of this change in accounting estimate lowered depreciation expense by approximately $6.6 million and $19.2 million, respectively. Concurrent with this change $2.2 million for the quarter ended December 31, 1995 and $6.7 million for the nine months ended December 31, 1995 of repair and maintenance costs, that would have been capitalized had the previous estimated useful lives been used, were expensed.

(5) Other Expense

    For the quarter ended December 31, 1994, other expense of $2,500,000 is for reserves to cover potential losses due to the insolvency of certain of the company's insurers.

(6)    Segment Information
    Revenues and operating profits for the company's business segments are as follows:

                                                  (In thousands)
                                       ------------------------------------
                                         Quarter Ended    Nine Months Ended
                                         December 31,       December 31,
                                       -----------------  -----------------
                                         1995     1994      1995     1994
                                       --------  -------  --------  -------
    Revenues:
     Marine                            $118,210  114,382   350,330  348,448
     Compression                         30,536   21,559    85,609   52,071
-------------------------------------  --------  -------   -------  -------
                                       $148,746  135,941   435,939  400,519
                                       ========  =======   =======  =======
    Operating profit:
     Marine:
       From operations                 $ 27,747   14,296    77,304   48,050
       Gains on sales of assets           2,050    5,833     5,851    9,627
       Unusual item                         ---      ---       ---    1,700
-------------------------------------  --------  -------   -------  -------
       Marine operating profit         $ 29,797   20,129    83,155   59,377
=====================================  ========  =======   =======  =======
     Compression:
       From operations                    4,352    3,964    12,093    7,726
       Gains on sales of assets               7      243       333      920
-------------------------------------  --------  -------   -------  -------
       Compression operating profit    $  4,359    4,207    12,426    8,646
=====================================  ========  =======   =======  =======

    The unusual item is related to refunds received from the settlement of prior years' property tax disputes. The settlement amount is included in interest and miscellaneous income in the Condensed Consolidated Statement of Earnings for the nine-month period ended December 31, 1994.

(7) Proposed Merger

    On December 22, 1995 the company entered into a definitive merger agreement with Hornbeck Offshore Services, Inc. The proposed merger is structured as a tax-free exchange of company common stock for all outstanding Hornbeck common stock in the ratio of .667 share of company common stock for each share of Hornbeck common stock. The exchange ratio is subject to certain adjustments based upon the average market price of the company's common stock for a period of ten days prior to two days before the effective date of the merger. The proposed merger will be accounted for as a pooling-of-interests and is subject to regulatory approvals, approval by no less than 66-2/3% of Hornbeck shareholders, and certain other conditions. On February 1, 1996, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired without any further request for additional information. In addition the company's registration statement filed to register shares of Tidewater common stock which may be issued to Hornbeck shareholders in connection with the merger became effective on February 6, 1996. If approved, the proposed merger is expected to be completed by the end of fiscal 1996.

INDEPENDENT AUDITORS' REVIEW REPORT
-----------------------------------



The Board of Directors and Shareholders of Tidewater Inc.:



We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 1995 and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 1995 and 1994. These condensed consolidated financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
February 6, 1996

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



This discussion and analysis of financial position and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related disclosures.

Net earnings for the quarter and nine-month period ended December 31, 1995 climbed above fiscal 1995's third quarter and nine-month period due to better market conditions for offshore marine services. Fiscal 1996 nine-month net earnings also rose as a result of the expansion of the Compression rental fleet during fiscal 1995. Current quarter net earnings were consistent with the prior quarter level reflecting continued strong demand for offshore marine services through the end of the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 1996 third quarter and nine-month operating activities generated substantially higher cash than fiscal 1995's corresponding periods. The increase is due to significantly higher utilization of the foreign-based vessel fleet and higher average day rates for the worldwide vessel fleet. Fiscal 1996 nine-month cash generated by operating activities was also higher as a result of a significantly larger natural gas compressor rental fleet. Operating activities continue to generate cash in excess of normal operating requirements. Anticipated utilization levels for the Marine vessel fleet and Compression rental fleet for the remainder of fiscal 1996 should maintain this condition.

Cash used in investing activities for the three-month and nine-month periods ended December 31, 1995 was significantly lower than the amounts for the corresponding periods of fiscal 1995. Investing activities for fiscal 1995's third quarter include the purchase of the natural gas compression assets of Halliburton for $205 million. The nine-month period ended December 31, 1994 also includes the purchase of the assets of Brazos Gas Compressing Company for $35 million in cash on September 30, 1994. Excluding acquisitions, additions to properties and equipment and proceeds from asset sales determine the overall amount of cash used in investing activities. The following tables compare these two items, by business segment, for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1995:

                                             (In thousands)
-------------------------------------------------------------------------------
                                                                       Quarter
                                   Quarter Ended   Nine Months Ended    Ended
                                   December 31,      December 31,     Sept. 30,
                                  ---------------  -----------------  ---------
                                   1995     1994     1995     1994      1995
                                  -------  ------  --------  -------  ---------
Additions to Properties
   and Equipment:
-----------------------
 Marine                           $ 9,309   7,682    24,077   25,336      9,453
 Compression                        2,821   4,401     3,977   10,925        948
 General corporate                    ---      88        14      306          9
--------------------------------  -------  ------    ------   ------     ------
                                  $12,130  12,171    28,068   36,567     10,410
================================  =======  ======    ======   ======     ======

Proceeds from sales of assets:
------------------------------
   Marine equipment               $ 3,049   7,866     9,694   15,078      2,870
   Compression equipment            1,073     889     4,881    2,195      1,656
--------------------------------  -------  ------    ------   ------     ------
                                  $ 4,122   8,755    14,575   17,273      4,526
================================  =======  ======    ======   ======     ======

Marine additions for the current quarter include the $5.5 million purchase of three offshore tugs previously operated under long-term lease. Current economic conditions generally do not favor the construction of Marine vessels; therefore, future expansion of the Marine fleet will continue to come primarily from existing industry supplies provided appropriate rates of return can be achieved.

Fiscal 1996's third quarter and nine-month financing activities consumed cash as compared to the prior year's third quarter and nine-month financing activities which provided cash. Fiscal 1995's third quarter and nine-month financing activities include borrowings of $150 million associated with the purchase of Halliburton's natural gas compression assets. Current nine-month financing activities include $89 million of prepayments on the Halliburton acquisition debt. As of December 31, 1995 existing long-term debt of $5 million was borrowed under an amended and restated revolving credit and term loan agreement dated December 29, 1995. The amended and restated revolving credit and term loan agreement eliminates several restrictive covenants contained in the prior agreement. Principal payments on long-term debt for the nine months ended December 31, 1994 include the redemption of 7% convertible subordinated debentures for $46.0 million. Continued dividend payments are subject to declaration by the Board of Directors.

On December 22, 1995 the company entered into a definitive merger agreement with Hornbeck Offshore Services, Inc. The proposed merger is structured as a tax-free exchange of company common stock for all outstanding Hornbeck common stock in the ratio of .667 share of company common stock for each share of Hornbeck common stock. The exchange ratio is subject to certain adjustments based upon the average market price of the company's common stock for a period of ten days prior to two days before the effective date of the merger. The proposed merger will be accounted for as a pooling-of-interests and is subject to regulatory approvals, approval by no less than 66-2/3% of Hornbeck shareholders, and certain other conditions. On February 1, 1996, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired without any further request for additional information. In addition the company's registration statement filed to register shares of Tidewater common stock which may be issued to Hornbeck shareholders in connection with the merger became effective on February 6, 1996. If approved, the proposed merger is expected to be completed by the end of fiscal 1996.

RESULTS OF OPERATIONS

Revenues and operating profits, by business segment, for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1995 are as follows:

                                                  (In thousands)
-----------------------------------------------------------------------------------
                                                                          Quarter
                                  Quarter Ended      Nine Months Ended     Ended
                                  December 31,         December 31,      Sept. 30,
                               -------------------  -------------------  ----------
                                 1995       1994      1995       1994       1995
                               ---------  --------  ---------  --------  ----------
Revenues:
     Marine                    $118,210   114,382    350,330   348,448     118,123
     Compression                 30,536    21,559     85,609    52,071      28,034
-----------------------------  --------   -------    -------   -------     -------
                               $148,746   135,941    435,939   400,519     146,157
=============================  ========   =======    =======   =======     =======
Operating profit (loss):
     Marine                    $ 29,797    20,129     83,155    59,377      29,694
     Compression                  4,359     4,207     12,426     8,646       3,990
     Other income (expense)       1,058    (1,484)     3,705     1,150       1,602
     Corporate expenses          (2,273)   (3,128)    (6,653)   (8,053)     (2,224)
     Interest expense              (820)   (1,228)    (4,183)   (1,876)     (1,350)
     Income tax expense         (10,600)   (6,798)   (29,188)  (21,778)    (10,464)
-----------------------------  --------   -------    -------   -------     -------
     Net earnings              $ 21,521    11,698     59,262    37,466      21,248
=============================  ========   =======    =======   =======     =======

Fiscal 1996 third quarter consolidated revenues and pre-tax earnings rose 9% and 74%, respectively, above fiscal 1995's third quarter. The substantial increase in fiscal 1996 third quarter pre-tax earnings over fiscal 1995's third quarter is attributable to considerably higher Marine operating profit, lower corporate expenses and lower interest expense. Higher Marine operating profit is due to higher utilization and day rates for the vessel fleet, the net positive effect of lower depreciation expense due to the increase in vessel useful lives effective April 1, 1995, and lower general and administrative expenses as a result of the company's restructuring of worldwide Marine operations and corporate headquarters in fiscal 1995's fourth quarter. The corporate headquarters' restructuring also resulted in lower corporate expenses during the current quarter. Lower interest expense is due to the significant amount of prepayments on long-term debt during the current fiscal year.

For the nine months ended December 31, 1995 consolidated revenues and pre-tax earnings climbed 9% and 49%, respectively, above the corresponding nine-month period of fiscal 1995. The increase in pre-tax earnings for the nine-month period ended December 31, 1995 over fiscal 1995's corresponding nine-month period is attributable to higher Marine and Compression operating profits partially offset by higher interest expense. Higher Marine operating profit is attributable to higher utilization of the foreign-based vessel fleet, higher day rates for the worldwide vessel fleet and the beneficial effects of lower depreciation expense and lower general and administrative expenses discussed above. Fiscal 1995's nine-month Marine operating profit includes $1.7 million of refunds received from the settlement of prior years' property tax disputes. Higher Compression operating profit is due to a substantially larger natural gas compressor rental fleet as a result of the two acquisitions which occurred during the second half of fiscal 1995. Higher interest expense resulted from borrowings to finance the fiscal 1995 third quarter purchase of natural gas compression assets.

Other income (expense) for the quarter and nine months ended December 31, 1994 includes a $2.5 million provision to cover losses due to the potential insolvency of certain of the company's insurers.

General and administrative expenses by type for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1995 are as follows:


                                           (In thousands)
-------------------------------------------------------------------------
                                                                 Quarter
                             Quarter Ended   Nine Months Ended    Ended
                             December 31,      December 31,     Sept. 30,
                            ---------------  -----------------  ---------
                             1995     1994     1995     1994      1995
                            -------  ------  --------  -------  ---------
   Personnel                $ 7,880   9,315    23,423   27,808      7,700
   Office and property        2,335   2,277     6,966    6,856      2,363
   Sales and marketing          534   1,004     2,049    2,942        682
   Professional services        941     906     2,787    2,465        952
   Other                      2,061   2,047     5,254    5,460      1,653
--------------------------  -------  ------    ------   ------     ------
                            $13,751  15,549    40,479   45,531     13,350
==========================  =======  ======    ======   ======     ======

MARINE SEGMENT
--------------

The marine segment provides a diverse range of services and equipment to the offshore oil and gas industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs principally consist of crew costs, repair and maintenance, insurance, fuel, lube and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements dictated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done when economically justified given the vessel's age, and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of the Marine segment and provide a breakdown of Marine operating profit for the quarters and nine-month periods ended December 31, and for the quarter ended September 30, 1995:

                                                       (In thousands)
-----------------------------------------------------------------------------------------------
                                                                                      Quarter
                                            Quarter Ended       Nine Months Ended      Ended
                                             December 31,          December 31,      Sept. 30,
                                         --------------------  --------------------  ----------
                                           1995       1994       1995       1994        1995
                                         ---------  ---------  ---------  ---------  ----------
Revenues:
  Owned and chartered vessels:
   United States                         $ 45,294    46,242     133,152   136,983       45,095
   Foreign                                 65,916    59,407     195,643   185,921       66,550
---------------------------------------  --------   -------     -------   -------      -------
                                          111,210   105,649     328,795   322,904      111,645
  Shipyard and other                        2,565     5,351       9,784    16,022        2,468
  Brokered vessels                          4,435     3,382      11,751     9,522        4,010
---------------------------------------  --------   -------     -------   -------      -------
                                          118,210   114,382     350,330   348,448      118,123
---------------------------------------  --------   -------     -------   -------      -------
Expenses:
  Owned and chartered vessels:
   Crew costs                              32,672    31,315      97,308    95,872       33,553
   Repair and maintenance                  15,415    16,174      49,675    47,066       15,237
   Insurance                                6,849     7,734      20,424    22,688        6,839
   Fuel, lube and supplies                  6,122     5,187      17,178    15,153        5,616
   Other                                    4,370     4,543      12,147    13,220        3,812
---------------------------------------  --------   -------     -------   -------      -------
                                           65,428    64,953     196,732   193,999       65,057
  Shipyard and other                        1,440     4,347       6,188    14,065        1,179
  Brokered vessels                          4,050     3,206      10,803     8,818        3,697
---------------------------------------  --------   -------     -------   -------      -------
                                           70,918    72,506     213,723   216,882       69,933
---------------------------------------  --------   -------     -------   -------      -------
     Operating margins                   $ 47,292    41,876     136,607   131,566       48,190
=======================================  ========   =======     =======   =======      =======
For owned and chartered vessels:
---------------------------------------
  Operating margins as a percent
   of revenues                               41.2%     38.5%       40.2%     40.0%        41.7%
  Percentage rise (drop) in operating
   costs compared to same period of
   prior fiscal year                           .7%     (1.7%)       1.4%     (5.2%)        0.5%
=======================================  ========   =======     =======   =======      =======

Marine operating profit:
  Owned and chartered vessels:
   United States                         $  9,680     8,443      27,556    25,251       11,002
   Foreign                                 16,933     4,765      45,753    21,853       15,995
---------------------------------------  --------   -------     -------   -------      -------
                                           26,613    13,208      73,309    47,104       26,997
   Gains from asset sales                   2,050     5,833       5,851     9,627        1,112
   Brokered vessels                           384       176         948       704          313
   Shipyard and other                         750       912       3,047     1,942        1,272
---------------------------------------  --------   -------     -------   -------      -------
                                         $ 29,797    20,129      83,155    59,377       29,694
=======================================  ========   =======     =======   =======      =======

Operating margins for the quarter and nine months ended December 31, 1995 climbed 13% and 4%, respectively, above operating margins for the corresponding periods of fiscal 1995. Fiscal 1996 operating margins for both periods were higher because of increased activity of the foreign-based vessel fleet and higher average day rates for the worldwide vessel fleet.

Marine fleet utilization is determined primarily by market conditions and to a lesser extent by drydockings to satisfy safety and inspection requirements. The following table compares day-based Marine fleet utilization percentages by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1995:

                                                                   Quarter
                             Quarter Ended    Nine Months Ended     Ended
                             December 31,       December 31,      Sept. 30,
                            ---------------  -------------------  ----------
                             1995     1994     1995       1994       1995
                            -------  ------  ---------  --------  ----------
UTILIZATION:
 Domestic-based fleet:
----------------------
  Towing Supply/Supply        87.4%   88.0%      88.0%     86.3%       87.7%
  Crew/Utility                83.2%   88.9%      81.3%     90.9%       79.5%
  Offshore Tugs               67.5%   58.5%      59.8%     62.7%       64.8%
  Other                       51.4%   58.9%      53.6%     53.9%       64.8%
  Total                       79.8%   79.1%      78.0%     79.6%       79.2%

 Foreign-based fleet:
---------------------
  Towing Supply/Supply        85.7%   78.2%      86.8%     80.7%       88.2%
  Crew/Utility                81.5%   81.9%      84.3%     76.5%       85.0%
  Offshore Tugs               77.4%   72.7%      73.8%     74.9%       71.2%
  Other                       56.8%   43.0%      47.5%     47.0%       48.3%
  Total                       79.1%   71.5%      77.9%     73.2%       78.4%

 Worldwide fleet:
-----------------
  Towing Supply/Supply        86.3%   81.5%      87.3%     82.6%       88.0%
  Crew/Utility                82.5%   85.9%      82.6%     84.5%       81.7%
  Offshore Tugs               73.4%   65.4%      67.6%     68.8%       68.4%
  Other                       55.7%   46.3%      48.7%     48.4%       51.6%
  Total                       79.4%   74.5%      77.9%     75.7%       78.7%
==========================    ====    ====       ====      ====        ====

The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consists of vessels operating outside U.S. waters.

Market trends for offshore marine services are reflected in utilization for the periods presented. Utilization of the foreign-based vessel fleet in the current quarter and nine-month period compared favorably with year-ago levels and is attributable to greater demand for offshore marine services. Utilization of the domestic-based vessel fleet for the current quarter and nine-month period was consistent with year-ago levels and reflects stable demand for offshore marine services in the U.S. Gulf of Mexico. During the past several years vessel utilization normally weakens towards the end of the third quarter reflecting the beginning of the seasonal slowdown of activity. However, for the current quarter no slowdown occurred.

Marine vessel day rates are primarily determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies. Suitability of equipment, the degree of service provided and the overall supply of marine service vessels also influence vessel day rates. The following table provides a comparison of average vessel day rates by class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1995:


                                                                 Quarter
                             Quarter Ended   Nine Months Ended    Ended
                              December 31,     December 31,     Sept. 30,
                             --------------  -----------------  ---------
                              1995    1994     1995     1994      1995
                             -------  -----  --------  -------  ---------
AVERAGE VESSEL DAY RATES:
-------------------------
 Domestic-based fleet:
 ---------------------
  Towing Supply/Supply        $3,720  3,449     3,619    3,548      3,621
  Crew/Utility                 1,336  1,295     1,346    1,272      1,352
  Offshore Tugs                4,859  5,012     4,859    4,534      4,584
  Other                        3,356  2,883     3,090    2,922      2,868
  Total                       $3,281  3,097     3,200    3,074      3,164

 Foreign-based fleet:
 --------------------
  Towing Supply/Supply        $3,649  3,556     3,655    3,593      3,670
  Crew/Utility                 1,646  1,716     1,765    1,740      1,766
  Offshore Tugs                2,710  2,432     2,686    2,551      2,705
  Other                          674    896       706      785        906
  Total                       $2,906  2,852     2,970    2,870      3,005

 Worldwide fleet:
 ----------------
  Towing Supply/Supply        $3,674  3,517     3,642    3,577      3,653
  Crew/Utility                 1,469  1,466     1,525    1,461      1,529
  Offshore Tugs                3,519  3,616     3,538    3,459      3,497
  Other                        1,176  1,420     1,240    1,254      1,398
  Total                       $3,047  2,954     3,059    2,953      3,067
===========================   ======  =====     =====    =====      =====

The domestic fleet consists of vessels operating in U.S. waters while the foreign fleet consists of vessels operating outside U.S. waters.

Higher average day rates in the current quarter and nine-month period compared to the prior year's corresponding quarter and nine-month period is attributable to a more favorable supply/demand relationship for offshore marine services. Current quarter average day rates were generally consistent with the preceding quarter reflecting stable demand for offshore marine services. If oil industry analyst predictions of increased offshore exploration and production spending materialize, then average vessel day rates should be positively affected. However, given the volatile history of demand for offshore marine services, any future increases in average vessel day rates is not assured.

The following tables compare the average number of vessels by class and by geographic location during the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1995 and the actual December 31, 1995 vessel count:


                                              Average number of vessels during
                                           --------------------------------------
                            Actual vessel     Quarter     Nine Months    Quarter
                              count at         Ended         Ended        Ended
                            December 31,   December 31,   December 31,  Sept. 30,
--------------------------  -------------  -------------  ------------  ---------
Domestic-based fleet:           1995       1995   1994    1995   1994     1995
---------------------       -------------  ----  -------  -----  -----  ---------
  Towing Supply/Supply                 89    89       91     90     93         91
  Crew/Utility                         47    47       50     49     49         50
  Offshore Tugs                        38    40       49     42     48         42
  Other                                14    13       15     13     14         13
--------------------------           ----  ----     ----   ----   ----       ----
       Total                          188   189      205    194    204        196
--------------------------           ----  ----     ----   ----   ----       ----
Foreign-based fleet:
--------------------
  Towing Supply/Supply                171   171      176    170    176        169
  Crew/Utility                         38    36       38     35     40         35
  Offshore Tugs                        56    57       46     53     47         52
  Other                                48    49       57     50     58         51
--------------------------           ----  ----     ----   ----   ----       ----
       Total                          313   313      317    308    321        307
--------------------------           ----  ----     ----   ----   ----       ----
  Owned or chartered
  vessels included in
  marine revenues                     501   502      522    502    525        503
  Vessels withdrawn from
  active service                       16    16       16     16     17         15
  Joint venture owned
  vessels                              47    47       43     47     43         47
--------------------------           ----  ----     ----   ----   ----       ----
       Total                          564   565      581    565    585        565
==========================           ====  ====     ====   ====   ====       ====
Worldwide fleet:
----------------
  Towing Supply/Supply                298   298      306    298    308        297
  Crew/Utility                         93    92       93     93     95         94
  Offshore Tugs                        98   100       97     98     97         97
  Other                                75    75       85     76     85         77
--------------------------           ----  ----     ----   ----   ----       ----
       Total                          564   565      581    565    585        565
==========================           ====  ====     ====   ====   ====       ====

The drop in the average number of owned and chartered vessels from 525 for the nine-month period ended December 31, 1994 to 502 for the nine-month period ended December 31, 1995 is due to older vessels being withdrawn from active service due to age and resultant high repair and maintenance costs. Vessels will continue to be withdrawn from active service as they become uneconomical to operate.

COMPRESSION SEGMENT
-------------------

The Compression segment provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are determined, for the most part, by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from period-to-period and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long-term growth in operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Compression segment operating profit is primarily determined by operating margins from rental gas compression operations. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense), operating margins and related statistics for gas compression operations for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1995.

                                             (In thousands, except statistics )
---------------------------------------------------------------------------------------
                                                                              Quarter
                                     Quarter Ended       Nine Months Ended     Ended
                                      December 31,          December 31,      Sept. 30,
                                  --------------------  -------------------  ----------
                                    1995        1994      1995       1994       1995
                                  ----------  --------  ---------  --------  ----------
Revenues:
  Rentals                          $ 17,756    13,517     54,441    29,693      18,193
  Repair, service and other           1,985     1,723      5,190     4,564       1,633
--------------------------------   --------   -------    -------   -------     -------
                                     19,741    15,240     59,631    34,257      19,826
                                   --------   -------    -------   -------     -------
Expenses:
  Wages and benefits                  2,567     2,362      8,662     5,564       3,042
  Repairs and maintenance             3,196     1,988      9,587     5,104       3,106
  Other                               1,971     1,227      6,101     3,017       2,082
--------------------------------   --------   -------    -------   -------     -------
                                      7,734     5,577     24,350    13,685       8,230
                                   --------   -------    -------   -------     -------
  Operating margins                $ 12,007     9,663     35,281    20,572      11,596
================================   ========   =======    =======   =======     =======
Operating margins as a percent
   of revenues                         60.8%     63.4%      59.2%     60.1%       58.5%
================================   ========   =======    =======   =======     =======
Horsepower based statistics:
  Utilization                          74.3%     80.3%      73.5%     84.1%       71.9%
  Average monthly rental rate      $  17.30     17.54      17.67     17.00       17.79
  Average fleet size                467,152   319,676    470,581   230,868     473,887
================================   ========   =======    =======   =======     =======

Fiscal 1996 third quarter and nine-month operating margins climbed significantly above fiscal 1995's third quarter and nine-month operating margins because of the considerable expansion of the natural gas compressor rental fleet which occurred during the second half of fiscal 1995. Because of weakened demand for compression services, fiscal 1996 current quarter and nine-month utilization fell below prior year levels. Utilization was also adversely affected for both periods because the two natural gas compressor fleets which were purchased during fiscal 1995 historically experienced lower levels of utilization than the original Tidewater fleet.

The Compression segment also designs, fabricates and installs engineered compressor systems and sells, primarily to its customers, related parts and equipment. The following table compares revenues, costs of sales and sales margins for equipment and parts sales for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1995:


                                                         (In thousands)
                                  ----------------------------------------------------------
                                                                                   Quarter
                                        Quarter Ended         Nine Months Ended     Ended
                                        December 31,            December 31,      Sept. 30,
                                  -------------------------  -------------------  ----------
                                    1995          1994         1995       1994       1995
                                  ---------  --------------  ---------  --------  ----------
Revenues                           $10,795           6,319     25,978    17,814       8,208
Costs of sales                       9,092           5,740     21,253    15,141       6,640
--------------------------------   -------           -----     ------    ------       -----
   Operating margins               $ 1,703             579      4,725     2,673       1,568
================================   =======           =====     ======    ======       =====
Operating margins as a percent
  of revenues                         15.8%            9.2%      18.2%     15.0%       19.1%
================================   =======           =====     ======    ======       =====

Fluctuations in the level of equipment and parts sales for the periods presented are due to the timing of sales of engineered products. Fluctuations in operating margin percentages are the result of competitive market forces. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

Gains from sales of assets have contributed nominally to segment profits for the quarters and nine-month periods ended December 31, 1995 and 1994 and for the quarter ended September 30, 1995.

INFLATION AND CURRENCY FLUCTUATIONS
-----------------------------------

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

ENVIRONMENTAL MATTERS
---------------------

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

A. At page 20 of this report is the index for those exhibits required to be filed as part of this report.

B. The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      TIDEWATER INC.
                                      --------------
                                      (Registrant)



Date: February 9, 1996                /s/ William C. O'Malley
                                      ----------------------------
                                      William C. O'Malley
                                      Chairman of the Board, President and
                                      Chief Executive Officer



Date: February 9, 1996                /s/ Ken C. Tamblyn
                                      -----------------------
                                      Ken C. Tamblyn
                                      Executive Vice President and
                                      Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
Number
------

 11        Statement - Computation of Per Share Earnings

 27        Financial Data Schedule