Form 10-K405
period 1996-03-31
TIDEWATER INC
filed 1996-05-09
CIK 98222

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] - For the Fiscal Year Ended MARCH 31, 1996

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

     As of May 2, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,360,936,025.

     61,919,754 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on May 2, 1996. Registrant has no other class of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for Registrant's 1996 Annual Meeting of Stockholders are incorporated into Part III of this report.

                               TABLE OF CONTENTS

                                    PART I
                                                                         PAGE
ITEM                                                                    NUMBER
- ----                                                                    ------
 1 & 2. Business and Properties............................................. 3
 3.     Legal Proceedings................................................... 7
 4.     Submission of Matters to a Vote of Security Holders................. 7
 4A.    Executive Officers of the Registrant................................ 8

                                    PART II

 5.     Market for the Registrant's Common Stock and Related
             Stockholder Matters............................................ 9
 6.     Selected Financial Data.............................................10
 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................11
 8.     Financial Statements and Supplementary Data.........................20
 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................20

                                   PART III

10.     Directors and Executive Officers of the Registrant..................20
11.     Executive Compensation..............................................20
12.     Security Ownership of Certain Beneficial Owners and Management......20
13.     Certain Relationships and Related Transactions......................20

                                    PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.....21

                                       -2-

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

     The company's two principal divisions are Tidewater Marine and Tidewater Compression. Tidewater Marine provides support services to the international offshore petroleum industry. Tidewater Compression provides natural gas and air compression equipment and services, primarily to the energy industry.

     Information concerning revenues, operating profits and assets for each of the company's divisions and the geographic distribution of its operations is set forth in Item 7 of this report.

TIDEWATER MARINE

     Tidewater Marine is the world's largest provider of offshore supply vessels and marine support services. With a fleet of approximately 650 vessels, Tidewater Marine operates, and has a leading market share, in most of the world's significant oil and gas exploration and production markets. Tidewater Marine provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor-handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; and supporting pipelaying and other offshore construction activities.

     The company's fleet is deployed in the major offshore oil and gas areas of the world. The principal areas of the company's operations include the U.S. Gulf of Mexico, areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, Venezuela and West Africa and in the North Sea and the Persian Gulf. The company conducts its operations through wholly-owned subsidiaries and joint ventures. For information concerning revenues derived from domestic and international marine operations, see "Marine Division" in Item 7 of this report.

     MARINE SERVICES EQUIPMENT. The company's vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Tables comparing the average number of vessels in the company's marine fleet by class and geographic distribution appear under "Marine Division" in Item 7 of this report.

     The company's largest class of vessels consists of towing-supply and supply vessels that are chartered to customers for use in transporting supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. In addition, vessels of the towing-supply class are equipped for and are capable of towing drilling rigs and other marine equipment and setting anchors for positioning and mooring drilling rigs.

     The company's other classes of vessels include crew and utility vessels that are chartered to customers for use in transporting supplies and personnel from shore bases to offshore drilling rigs, platforms and other installations, and offshore tugs that tow floating drilling rigs, dock tankers, tow barges, assist pipelaying and construction barges and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo.
                                       -3-

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

     In March 1996 the company acquired a fleet of 61 vessels owned and operated by Hornbeck Offshore Services, Inc. ("Hornbeck") and it also acquired Hornbeck's 49.9% interest in 29 safety/standby vessels operating in the North Sea. In fiscal 1996 the company also acquired 28 used vessels, consisting of eight towing-supply and supply vessels, eight offshore tugs, 11 crewboats and one utility vessel. Information concerning the Hornbeck acquisition appears in Note 2 of Notes to Consolidated Financial Statements included in this report.

     CONTRIBUTIONS OF MAIN CLASSES OF VESSELS. Of the company's revenues from marine vessel equipment operations, the following percentages were contributed by the main classes of vessels:
                                                 YEAR ENDED MARCH 31,
                                           --------------------------------
                                           1996          1995          1994
                                           ----          ----          ----
Towing-supply/Supply .................     72.8%         70.9%         70.2%
Offshore Tugs ........................     16.6%         17.0%         17.8%
Crew/Utility .........................      7.8%          8.6%          8.2%
Other ................................      2.8%          3.5%          3.8%

     SHIPYARDS. Quality Shipyards, Inc., a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which build, repair, modify and drydock vessels. Approximately 62% of the shipyards' business for the year ended March 31, 1996 related to repairs, modifications and drydockings of the company's vessels.

     RISKS OF OPERATION AND INSURANCE. The operation of any marine equipment involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, property losses to the vessel and business interruption due to political action in countries other than the United States. Any such event may result in a reduction in revenues or increased costs. The company's vessels are insured for their estimated market value against damage or loss, including war and pollution risks. The company also carries workers compensation, maritime employer's liability, general liability (including third party pollution) and other insurance customary in the industry.

     The company's international marine equipment operations are subject to the usual risks inherent in doing business in countries other than the United States. Such risks include political changes, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations, and import/export restrictions, all of which are beyond the control of the company. Although it is impossible to predict the likelihood of such occurrences or their effect on the company, the company believes these risks to be within acceptable limits and, in view of the mobile nature of the company's principal revenue producing assets, does not consider them to constitute a factor materially adverse to the conduct of its international marine equipment operations as a whole.

     INDUSTRY CONDITIONS AND COMPETITION. Tidewater Marine's operations are materially dependent upon the levels of activity in offshore oil and natural gas exploration, development and production throughout the world. Such activity levels are affected both by short-term and long-term trends in world oil and natural gas prices. In recent years, oil and natural gas prices and, therefore, the level of offshore drilling and
                                       -4-

exploration activity, have been extremely volatile. A discussion of current market conditions appears under "Marine Division" in Item 7 of this report.

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

     Although one customer accounted for 12% and the five largest customers accounted for approximately 32% of its marine revenues during the year ended March 31, 1996, the company does not consider its marine operations dependent on any single customer.

     GOVERNMENT REGULATIONS. The company's vessels are subject to various statutes and regulations governing their operation and maintenance.

     Under the Merchant Marine Act of 1936 and the Shipping Act, 1916, the company would lose the privilege of engaging in U.S. coastwise trades if more than 25% of the company's outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of its common stock. In addition, the company's charter permits the company certain remedies with respect to any transfer or purported transfer of shares of the company's common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 5.6% of the company's outstanding common stock was owned by non-citizens as of March 31, 1996.

     At March 31, 1996, 194 vessels wholly owned by the company were registered under flags other than the United States. In addition, all of the company's 76 joint venture owned vessels were registered under non-U.S. flags at March 31, 1996. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected.

     All of the company's offshore vessels are subject to international safety and classification standards. U.S. flag towing-supply and supply vessels are required to undergo periodic inspections and to be recertified under drydock examination at least twice every five years. Non-U.S. flag vessels are also subject to various similar regulations.

TIDEWATER COMPRESSION

     Tidewater Compression provides natural gas and air compression equipment and services to the energy industry, primarily in the United States.

     GAS COMPRESSION RENTALS. The company rents natural gas compressors to oil and gas producers and processors. With a fleet of approximately 2,800 compressors, Tidewater Compression operates one of the largest rental fleets of gas compressors in the United States. The compressors are used primarily to boost the pressure of natural gas from the wellhead into gas gathering systems, into nearby gas processing plants, or into high pressure pipelines. Gas compression equipment and services offered by

                                       -5-

the company also are used in the production of coalbed methane and in enhanced recovery projects such as fire-flooding, gas lift, or gas injection, with the objective of increasing the amount of oil or condensate that can be recovered from a reservoir. Customers often rent compressors rather than purchase them because the required compressor horsepower and stage configuration can change several times in the lifetime of a project. The primary market served is natural gas production activities in the United States, although the company has modest operations in Argentina, Venezuela and Canada. A table setting forth utilization, rental rates and fleet size of the Tidewater Compression gas rental fleet appears in "Compression Division" in Item 7 of this report.

     EQUIPMENT AND PARTS SALES. Tidewater Compression's Tide Air & Gas division sells air and natural gas compressor packages and other related equipment to domestic and international engineering contractors, oil and gas producers and to manufacturers and other concerns. The equipment consists of skid mounted compressors designed to meet complex specifications for specialized applications. The gas compression equipment is used to facilitate the production, transportation and storage of natural gas as well as boosting fuel gas pressure for electrical power generation. The air compression equipment is used to operate machinery, for instrumentation and in manufacturing processes. The company's compression operations include an engineering and fabrication facility at which the company designs and constructs air and gas compression packages.

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

     Although one customer accounted for 5% and the five largest customers accounted for approximately 20% of its compression revenues during the year ended March 31, 1996, the company does not consider itself dependent on any one customer.

     INTERNATIONAL OPERATIONS. While most of Tidewater Compression's operations are domestic, the company sells and rents natural gas compressor packages and parts in Canada and rents natural gas compressors in Argentina and Venezuela. The Tide Air & Gas division's air and gas compression packages are sold to customers throughout the world.

SEASONALITY

     Tidewater Marine generally has its highest utilization rates in the warmer temperature months when the weather is more favorable for offshore exploration, development and construction work. Tidewater Compression generally has its best results in the winter months when natural gas is in greater demand. However, business volume for both Tidewater Marine and Tidewater Compression is more dependent on
                                       -6-

oil and gas prices and the global supply and demand conditions for the company's services than any seasonal variation.

ENVIRONMENTAL COMPLIANCE

     Compliance with existing governmental regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, does not have, nor is expected to have, a material effect on the company.

EMPLOYEES

     As of March 31, 1996, the company had approximately 7,300 employees. The company considers relations with employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States.

ITEM 3.  LEGAL PROCEEDINGS

     The company is not a party to any litigation which, in the opinion of management, is likely to have a material adverse effect on the company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the company are as follows:

        NAME           AGE           POSITION
        ----           ---           --------
William C. O'Malley .. 59  Chairman, President and Chief Executive Officer since
                           October, 1994. Chairman of the Board from 1987 to 1994 and Chief Executive Officer from 1990 to 1994 of Sonat Offshore Drilling, Inc. Employed 1994.

Richard M. Currence .. 57  Executive Vice President since 1992. Senior Vice
                           President from 1986 to 1992. Employed 1966 with a break in service from 1973 to 1985.

Ken C. Tamblyn ....... 52  Executive Vice President since 1992. Senior Vice
                           President from 1986 to 1992. Employed 1986.

Cliffe F. Laborde .... 44  Senior Vice President and General Counsel since 1992.
                           Employed 1992. Shareholder in Gelpi, Sullivan, Carroll & Laborde, a professional law corporation, from 1979 to 1992.

Stephen A. Snider .... 48  Senior Vice President since 1991. Employed 1975 with a break in service from 1983 to 1991 during which Mr. Snider owned and operated Learning Associates, Inc.

     There are no family relationships between the officers of the company. The company's officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 1996, there were approximately 2,324 record holders of the company's common stock, based upon the record holder list maintained by the company's stock transfer agent. The following table sets forth the high and low closing sales price of the company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on the Tidewater common stock, excluding common shares issued as a result of the Hornbeck merger for the periods indicated.

FISCAL YEAR            QUARTER       HIGH           LOW           DIVIDEND
- -----------            -------      -------        ------         --------
1996                   First        $26-1/4        $19-3/4         $0.10
                       Second        29-1/2         23-1/4          0.125
                       Third         31-5/8         24-5/8          0.125
                       Fourth        39-3/8         29-3/8          0.125

1995                   First         23-1/4         19-1/4          0.10
                       Second        24-7/8         21-1/4          0.10
                       Third         23-3/8         18-1/4          0.10
                       Fourth        20-3/8         16-3/4          0.10

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information has been restated as a result of the merger with Hornbeck Offshore Services, Inc., which has been accounted for as a pooling-of-interests, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31
(in thousands, except ratio and per share amounts)

                                 1996(6)     1995(5)     1994        1993       1992
- --------------------------------------------------------------------------------------
Revenues:
  Marine operations             $532,202     501,118    513,892     431,874    451,100
  Compression operations         111,245      83,490     55,471      62,099     54,561
- --------------------------------------------------------------------------------------
                                $643,447     584,608    569,363     493,973    505,661
======================================================================================
Earnings from continuing
  operations                    $ 76,177      51,187     44,660      27,890     27,821
Discontinued operations (1)         --          --         --         3,099        357
Extraordinary loss on
  early debt
  retirement (2)                    --          --      (12,250)       --         --
Accounting change (3)               --          --         --        (6,640)      --
- --------------------------------------------------------------------------------------
Net earnings                    $ 76,177      51,187     32,410      24,349     28,178
======================================================================================
Per common share:
  Earnings from continuing
    operations                     $1.23         .83        .73         .48        .47
  Discontinued operations (1)       --          --         --           .05        .01
  Extraordinary loss on
    early debt
    retirement (2)                  --          --         (.20)       --         --
  Accounting change (3)             --          --         --          (.11)      --
- --------------------------------------------------------------------------------------
Net earnings                    $   1.23         .83        .53         .42        .48
======================================================================================
Total assets                    $978,200   1,045,658    929,324     910,341    928,765
======================================================================================
Long-term debt                  $   --       121,023      7,833     110,381    137,559
======================================================================================
Working capital                 $123,256     114,440    197,113     208,006    181,366
======================================================================================
Current ratio                       2.44        2.05       2.44        3.08       2.46
======================================================================================
Cash dividends declared per
  common share (4)              $   .475         .40        .30        .325       --
======================================================================================

(1) In fiscal 1993 the company disposed of its interest in a container shipping business acquired in fiscal 1992 through the merger with Zapata Gulf Marine Corporation.

(2) Fiscal 1994 charge results from the early retirement of notes and debentures totaling $103,800,000.

(3) Fiscal 1993 charge results from the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

(4) Cash dividends declared per common share reflect Tidewater cash dividends, excluding the common shares issued as a result of the Hornbeck merger. As a result of the timing of the fiscal 1994 Board of Directors meetings, only three quarterly dividends of $.10 per common share each were declared during fiscal 1994.

(5) See Note 11 of Notes to Consolidated Financial Statements for further information concerning a $5.9 million pre-tax charge to earnings for the cost of a restructuring program during fiscal 1995.

(6) See Notes 2 and 8 of Notes to Consolidated Financial Statements for further information concerning pre-tax merger expenses of $9.6 million and a $3.0 million pre-tax charge for curtailment of the company's pension plan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     On March 13, 1996 Tidewater Inc. broadened its base of operations and its ability to serve its customers by merging with Hornbeck Offshore Services, Inc. (Hornbeck). Prior to the merger Hornbeck's fleet consisted of 61 supply and towing-supply vessels operating in the U.S. Gulf of Mexico and a 49.9% interest in 29 safety/standby vessels operating in the North Sea. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements and the related disclosures and the selected financial data have been restated for all periods to include the accounts and results of operations of Hornbeck. After-tax merger costs of $7.8 million, or $.12 per common share, reduced fiscal 1996 net earnings and consisted of legal, accounting and investment banking fees, payments under severance and employment agreements, and a provision for certain other costs related to the business combination.

     Fiscal 1996 operating performance was significantly better than in prior years due to more favorable market conditions for offshore marine services and a full years' impact of an expanded natural gas compressor rental fleet. Net earnings grew 49% above the prior year level after allowing for unusual items in both fiscal 1996 and fiscal 1995. Fiscal 1996 unusual items consisted of after-tax merger costs of $7.8 million discussed above, and an after-tax charge of $2.0 million, or $.03 per common share, for the curtailment of the company's pension plan. Fiscal 1995 unusual items consisted of an after-tax restructuring charge of $3.7 million, or $.06 per common share, and an after-tax charge of $1.6 million, or $.02 per common share, for reserves to cover possible losses due to the potential insolvency of certain of the company's insurers. Demand for the services provided by the company's marine division remains strong and recent improvements in the pricing of natural gas should have a positive impact on the company's natural gas compression operations.

LIQUIDITY AND CAPITAL RESOURCES

     Cash from operations continued to grow as the $174.2 million generated in fiscal 1996 surpassed the amounts for the two prior fiscal years. The amount of cash generated from operations is dependent upon utilization and day rate levels of the company's marine vessel fleet and natural gas compressor rental fleet.

     The amount of cash consumed in investing activities for any given period is principally determined by additions to properties and equipment and proceeds from the sales of assets. The following tables provide a breakdown by division of these two items for the years ended March 31:
                                                       (in thousands)
                                                   1996     1995       1994
- ----------------------------------------------------------------------------
ADDITIONS TO PROPERTIES AND EQUIPMENT:
  Marine                                          $40,994   99,893    35,778
  Compression                                       5,108  254,505    20,545
  General corporate                                    14      327       380
- ----------------------------------------------------------------------------
                                                  $46,116  354,725    56,703
============================================================================
PROCEEDS FROM SALES OF ASSETS:
  Marine                                          $12,435   22,152     9,407
  Compression                                       5,609    4,358     3,376
- ----------------------------------------------------------------------------
                                                  $18,044   26,510    12,783
============================================================================

     In fiscal 1996 the marine division acquired 28 used vessels for $28.7 million consisting of eight towing-supply and supply vessels, eight offshore tugs, 11 crewboats and a utility vessel. Fiscal 1995 marine additions include the purchase of 23 offshore supply vessels, two offshore tugs and a crewboat for $64.3 million. Nineteen and ten of the vessels purchased in fiscal 1996 and fiscal 1995, respectively, were previously operated by the company under various long-term lease agreements. The remainder of marine additions for these two fiscal years were for modifications to the existing vessel fleet. Fiscal 1995 compression additions include the acquisition of the natural gas compression assets of Halliburton Company for $205 million and the assets of Brazos Gas Compressing Company for $35 million. The remainder of compression additions in fiscal 1995 and for fiscal 1996 were for modifications to the existing natural gas compressor rental fleet.

     Cash consumed in fiscal 1996 financing activities was primarily for the repayment of the March 31, 1995 debt balance of $112 million remaining, from the $150 million borrowed during fiscal 1995, to finance the Halliburton Compression acquisition. Temporary borrowings of $13.4 million to finance the purchase of several vessels previously leased to the company was also repaid in fiscal 1996. Fiscal 1995 principal payments on long-term debt include $38 million of payments on the Halliburton Compression acquisition debt and $46.0 million to retire early the 7% convertible subordinated debentures.

     During the fourth quarter of fiscal 1996 the company recorded as "other expense" a $3.0 million pre-tax charge as a result of the removal of Marine fleet and Compression field service personnel from the company's U.S. defined benefit pension plan. Beginning April 1, 1996 these Marine and Compression employees, along with all new employees of the company who are eligible for pension plan membership, will be enrolled in a new defined contribution retirement plan.

     The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement is effective for fiscal years beginning after December 15, 1995. Management does not believe that this pronouncement will have a material impact on its fiscal 1997 consolidated financial statements.

     The FASB also issued SFAS No. 123 "Accounting for Stock-Based Compensation" effective also for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages, but does not require, companies to measure stock-based compensation cost using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic value method must disclose on a pro forma basis net earnings and net earnings per share as if the fair value method were used. Management is currently evaluating the requirements of SFAS No. 123.

RESULTS OF OPERATIONS

     Revenues, operating profits and certain other information by division for the years ended March 31 are:
                                                        (in thousands)

                                                    1996       1995     1994
- ------------------------------------------------------------------------------
Revenue (A):
   Marine (B)                                    $532,202    501,118   513,892
   Compression                                    111,245     83,490    55,471
- ------------------------------------------------------------------------------
                                                 $643,447    584,608   569,363
==============================================================================
Operating profit:
   Marine (B)                                    $118,909     83,683    78,048
   Compression                                     14,565     14,436     6,895
   Other income                                     5,436      5,589     4,538
   Other expense                                  (12,600)    (8,350)   ---
   General corporate expenses                      (9.541)   (10,285)  (10,806)
   Interest expense                                (5,882)    (5,608)   (9,262)
- -------------------------------------------------------------------------------
Earnings before income taxes                     $110,887     79,465    69,413
==============================================================================
Identifiable assets:
   Marine:
     United States                               $349,554    356,593   375,255
     International (B)                            269,704    314,532   327,975
- ------------------------------------------------------------------------------
                                                  619,258    671,125   703,230
   Compression                                    275,454    308,339    68,285
- ------------------------------------------------------------------------------
         Total operating divisions                894,712    979,464   771,515
   Investments in and advances to
      unconsolidated Marine companies              35,861     38,378    37,066
   Corporate                                       47,627     27,816   120,743
                Total                            $978,200  1,045,658   929,324
==============================================================================
Depreciation (C):
   Marine                                         $54,961     77,003    79,627
   Compression                                     27,069     15,472     9,144
- ------------------------------------------------------------------------------
         Total operating divisions                 82,030     92,475    88,771
   Corporate                                          400        390       165
- ------------------------------------------------------------------------------
                Total                             $82,430     92,865    88,936
==============================================================================

(A) For fiscal 1996 and fiscal 1995 one Marine customer accounted for approximately 10% of consolidated revenues.

(B) Marine equipment operations are conducted worldwide with assets that are highly mobile. Revenues and identifiable assets attributable to these operations in any one country are not "significant" as that term is defined by SFAS No. 14. Further, most identifiable assets in each country are comprised of offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Equity in net assets of non-U.S. subsidiaries is $148,045,000, $164,175,000 and $192,038,000 at March 31,
     1996, 1995 and 1994, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar which aggregate approximately $8,520,000, 7,062,000 and $7,295,000 at March 31, 1996, 1995 and 1994, respectively.
     These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(C) See Note 1 of Notes to Consolidated Financial Statements for a discussion of depreciation policy changes affecting fiscal 1995 and 1996.

     Fiscal 1996 pre-tax earnings rose 40% above prior year levels due to higher Marine operating profits partially offset by higher other expense. Fiscal 1996 other expense of $12.6 million consisted of $9.6 million of costs resulting from the merger with Hornbeck Offshore Services, Inc. and a $3.0 million charge for the curtailment of the company's defined benefit pension plan. Fiscal 1995 other expense of $8.4 million consisted of a $5.9 million restructuring charge and a $2.5 million charge for possible insurance losses. Please see Notes 2, 8 and 11 of Notes to Consolidated Financial Statements for further discussion of these items. Increased Marine operating profits are the result of higher utilization and day rates for the vessel fleet compared to fiscal 1995, the net positive effect of lower depreciation expense due to the increase in vessel useful lives effective April 1, 1995 and lower general and administrative expense resulting from the fiscal 1995 fourth quarter restructuring of worldwide Marine operations. Please see Note 1 of Notes to Consolidated Financial Statements for further discussion of the change in vessel useful lives.

     Higher Compression revenues and operating profits resulting from the substantial expansion of the natural gas compressor rental fleet during the second half of fiscal 1995 and higher Marine operating profits were the principal factors which were responsible for the growth in fiscal 1995 consolidated revenues and pre-tax earnings above fiscal 1994 levels. Higher Marine operating profits in fiscal 1995 were the result of higher gains on sales of assets and shipyard profits partially offset by lower operating profits for a smaller international-based vessel fleet. Shipyard profits rose substantially above fiscal 1994 levels due to the construction of vessels for third-parties. Fiscal 1995 pre-tax earnings were reduced by $8.4 million of other expense which consisted of a $5.9 million charge resulting from the restructuring of worldwide marine operations and the company's headquarters office and a $2.5 million provision for possible losses due to the potential insolvency of certain of the company's insurers. During fiscal 1995, the estimated salvage value used to determine depreciation expense for natural gas compressors was increased. Please see Note 1 of Notes to Consolidated Financial Statements for further discussion of this matter.

     Fiscal 1994 consolidated revenues and pre-tax earnings rose above prior year levels because of higher utilization and substantially higher average vessel day rates for the domestic-based vessel fleet. Fiscal 1994 Marine and Compression operating profits were negatively affected by $.3 million and $1.0 million, respectively, of severance costs associated with the early retirement of several employees.

     Consolidated general and administrative expenses for the years ended March 31 consist of the following components:

                                                        (in thousands)
                                                    1996     1995      1994
- ----------------------------------------------------------------------------
Personnel                                        $ 34,463   38,298    39,251
Office and property                                 9,929   10,149    10,833
Sales and marketing                                 3,407    4,201     4,396
Professional services                               4,545    3,683     4,786
Other                                               7,004    7,588     6,768
- ----------------------------------------------------------------------------
                                                 $ 59,348   63,919    66,034
============================================================================

MARINE DIVISION

     The marine division provides a diverse range of services and equipment to the offshore oil and gas industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs principally consist of crew costs, repair and maintenance, insurance, fuel, lube and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements dictated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done when economically justified given the vessel's age and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins and provide a breakdown of operating profit for the years ended March 31:

                                                       (in thousands)
                                                    1996    1995     1994
- ----------------------------------------------------------------------------
Revenues:
   Owned and operated vessels:
      United States                              $ 241,436  222,784  225,913
      International                                264,744  246,967  269,169
- ----------------------------------------------------------------------------
                                                   506,180  469,751  495,082
   Brokered vessels, shipyard sales and other       26,022   31,367   18,810
- ----------------------------------------------------------------------------
                                                   532,202  501,118  513,892
- ----------------------------------------------------------------------------
Operating expenses:
   Owned and operated vessels:
     Crew costs                                    145,018  139,058  145,988
     Repair and maintenance                         84,567   69,669   78,355
     Insurance                                      33,999   36,040   28,690
     Fuel, lube and supplies                        24,422   21,645   23,314
     Other                                          19,909   18,640   21,486
- ----------------------------------------------------------------------------
                                                   307,915  285,052  297,833
   Brokered vessels, shipyard sales and other       20,391   26,897   17,516
- ----------------------------------------------------------------------------
                                                   328,306  311,949  315,349
- ----------------------------------------------------------------------------
     Operating margin                             $203,896  189,169  198,543
============================================================================
FOR OWNED AND OPERATED VESSELS:
   Operating margins as a percent of revenues         39.2%    39.3%    39.8%
   Percentage rise (drop) in operating costs
     compared to prior fiscal year                     8.0%    (4.3%)   11.3%
============================================================================
Marine operating profit:
   Owned and operated vessels:
     United States                                 $46,839   41,427   43,145
     International                                  60,291   24,947   30,765
- ----------------------------------------------------------------------------
                                                   107,130   66,374   73,910
   Gains on sales of assets                          6,930   13,098    3,268
   Brokered vessels, shipyard sales and other        4,849    4,211      870
- ----------------------------------------------------------------------------
                                                  $118,909   83,683   78,048
============================================================================

     Fiscal 1996 operating margins rose above the prior year level due to higher utilization and average day rates for the worldwide vessel fleet. The rise in fiscal 1996 operating margins was adversely affected by a significant increase in the amount of repair and maintenance expense which primarily affected the domestic-based vessel fleet. Approximately 68% of the increase in repair and maintenance expense in fiscal 1996 is attributable to the changes in estimated useful lives of the marine vessels whereby costs which would have been capitalized under the previous life estimates were expensed. Fiscal 1995 operating margins fell below the prior year level as increases in average day rates for the worldwide vessel fleet did not offset the adverse effect of lower utilization of the worldwide vessel fleet and a sizeable reduction in the size of the international-based vessel fleet.

     Marine fleet utilization is determined primarily by market conditions and to a lesser extent by drydockings to satisfy safety and inspection requirements. Utilization of the domestic-based vessel fleet over the past three years has been primarily influenced by offshore activity related to the exploration and production of natural gas in the U.S. Gulf of Mexico, whereas, utilization of the international-based vessel fleet is primarily influenced by offshore activity related to the exploration and production of oil.

     Marine vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore vessels. Suitability of equipment and the degree of service provided also influence vessel day rates.

     The following two sets of tables compare day-based Marine fleet utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

UTILIZATION:
1996                               FIRST   SECOND   THIRD    FOURTH      YEAR
- ------------------------------------------------------------------------------
DOMESTIC-BASED FLEET:
     Towing-supply/Supply           86.8%    85.6     89.9     91.1      88.3
     Crew/Utility                   81.7     79.5     83.7     80.1      81.2
     Offshore Tugs                  47.9     64.8     67.5     58.4      59.5
     Other                          44.9     64.8     51.3     43.3      50.9
     Total                          77.0%    79.9     83.1     81.0      80.2

INTERNATIONAL-BASED FLEET:
     Towing-supply/Supply           86.7%    87.9     85.6     85.3      86.4
     Crew/Utility                   86.6     85.0     81.5     86.6      84.9
     Offshore Tugs                  72.2     71.2     77.4     76.1      74.4
     Other                          37.3     48.3     56.8     77.5      54.7
     Total                          76.1%    78.2     79.1     82.6      79.0

WORLDWIDE FLEET:
     Towing-supply/Supply           86.8%    86.9     87.6     87.9      87.3
     Crew/Utility                   83.6     81.7     82.8     82.8      82.7
     Offshore Tugs                  60.6     68.4     73.4     69.0      67.9
     Other                          38.9     51.6     55.7     69.9      53.9
     Total                          76.5%    79.0     80.9     81.9      79.6
==============================================================================
1995                               FIRST   SECOND   THIRD    FOURTH      YEAR
- ------------------------------------------------------------------------------
DOMESTIC-BASED FLEET:
     Towing-supply/Supply           81.0%    80.1     85.1     87.2      83.4
     Crew/Utility                   90.3     92.9     89.0     85.0      89.3
     Offshore Tugs                  66.0     63.9     58.5     40.5      57.5
     Other                          51.6     50.9     58.9     26.2      47.2
     Total                          78.6%    77.8     79.3     75.2      77.7

INTERNATIONAL-BASED FLEET:
     Towing-supply/Supply           82.2%    81.7     78.2     81.4      80.8
     Crew/Utility                   73.5     74.5     81.9     85.1      78.5
     Offshore Tugs                  80.4     71.3     72.7     80.8      76.4
     Other                          55.7     42.0     43.0     44.0      46.4
     Total                          75.9%    72.2     71.5     75.5      73.8

WORLDWIDE FLEET:
     Towing-supply/Supply           81.6%    81.0     81.2     84.1      82.0
     Crew/Utility                   82.6     84.9     86.0     85.1      84.6
     Offshore Tugs                  73.5     67.5     65.4     61.2      66.9
     Other                          55.0     43.8     46.3     40.2      46.5
     Total                          77.0%    74.7     75.0     75.4      75.5
==============================================================================
1994                               FIRST   SECOND   THIRD    FOURTH      YEAR
- ------------------------------------------------------------------------------
DOMESTIC-BASED FLEET:
     Towing-supply/Supply           86.8%    89.5     91.5     85.2      88.2
     Crew/Utility                   90.3     95.2     92.6     89.9      92.0
     Offshore Tugs                  64.8     66.7     68.8     57.2      64.4
     Other                          76.8     69.0     72.5     44.5      67.4
     Total                          82.5%    84.3     85.7     78.3      82.7

INTERNATIONAL-BASED FLEET:
     Towing-supply/Supply           80.7%    77.4     76.2     76.1      77.7
     Crew/Utility                   77.6     67.9     73.7     71.4      72.6
     Offshore Tugs                  81.6     79.0     76.4     77.4      78.7
     Other                          70.9     75.1     72.9     69.9      72.2
     Total                          78.7%    76.0     75.3     74.6      76.2

WORLDWIDE FLEET:
     Towing-supply/Supply           83.1%    82.3     82.6     80.2      82.0
     Crew/Utility                   84.0     81.8     83.7     81.2      82.7
     Offshore Tugs                  73.8     72.9     72.6     67.2      71.6
     Other                          72.5     73.4     72.8     64.3      71.0
     Total                          80.2%    79.5     79.8     76.2      78.9
==============================================================================

AVERAGE DAY RATES:
1996                               FIRST  SECOND    THIRD    FOURTH     YEAR
- -----------------------------------------------------------------------------
DOMESTIC-BASED FLEET:
     Towing-supply/Supply        $3,351    3,495    3,610    3,880     3,585
     Crew/Utility                 1,343    1,354    1,344    1,357     1,349
     Offshore Tugs                5,220    4,584    4,909    5,162     4,943
     Other                        3,118    2,868    3,155    2,762     2,970
     Total                       $3,115    3,178    3,309    3,492     3,273

INTERNATIONAL-BASED FLEET:
     Towing-supply/Supply        $3,644    3,670    3,651    3,713     3,670
     Crew/Utility                 1,884    1,767    1,646    1,712     1,752
     Offshore Tugs                2,635    2,705    2,710    2,906     2,746
     Other                          726      727      674      631       680
     Total                       $3,025    2,987    2,909    2,895     2,952

WORLDWIDE FLEET:
     Towing-supply/Supply        $3,507    3,590    3,632    3,791     3,630
     Crew/Utility                 1,567    1,526    1,470    1,514     1,519
     Offshore Tugs                3,609    3,498    3,538    3,674     3,578
     Other                        1,298    1,265    1,138      923     1,130
     Total                       $3,067    3,075    3,090    3,153     3,097
=============================================================================
1995                               FIRST  SECOND    THIRD    FOURTH     YEAR
- -----------------------------------------------------------------------------
DOMESTIC-BASED FLEET:
     Towing-supply/Supply        $3,710    3,364    3,270    3,466     3,451
     Crew/Utility                 1,270    1,251    1,294    1,288     1,276
     Offshore Tugs                4,126    4,487    5,013    4,935     4,601
     Other                        2,917    2,970    2,884    3,839     3,045
     Total                       $3,190    3,019    3,042    3,116     3,091

INTERNATIONAL-BASED FLEET:
     Towing-supply/Supply        $3,606    3,616    3,556    3,494     3,569
     Crew/Utility                 1,752    1,752    1,716    1,675     1,723
     Offshore Tugs                2,765    2,416    2,432    2,702     2,591
     Other                          701      789      896    1,479       932
     Total                       $2,843    2,917    2,852    2,916     2,882

WORLDWIDE FLEET:
     Towing-supply/Supply        $3,652    3,506    3,424    3,480     3,516
     Crew/Utility                 1,467    1,441    1,462    1,451     1,455
     Offshore Tugs                3,352    3,421    3,617    3,422     3,451
     Other                        1,071    1,313    1,420    1,808     1,363
     Total                       $2,996    2,964    2,942    3,006     2,977
=============================================================================
1994                               FIRST  SECOND    THIRD    FOURTH     YEAR
- -----------------------------------------------------------------------------
DOMESTIC-BASED FLEET:
     Towing-supply/Supply        $3,075    3,288    3,565    3,752     3,430
     Crew/Utility                 1,189    1,233    1,257    1,269     1,237
     Offshore Tugs                4,379    4,146    4,222    4,308     4,259
     Other                        1,721    1,698    1,867    2,266     1,826
     Total                       $2,742    2,852    3,051    3,232     2,969

INTERNATIONAL-BASED FLEET:
     Towing-supply/Supply        $3,622    3,714    3,696    3,604     3,660
     Crew/Utility                 1,794    1,677    1,677    1,753     1,727
     Offshore Tugs                2,992    3,123    2,827    2,728     2,923
     Other                          551      551      540      633       567
     Total                       $2,817    2,839    2,768    2,743     2,793

WORLDWIDE FLEET:
     Towing-supply/Supply        $3,400    3,527    3,635    3,674     3,558
     Crew/Utility                 1,462    1,413    1,432    1,470     1,444
     Offshore Tugs                3,561    3,585    3,494    3,412     3,516
     Other                          876      843      903      882       876
     Total                       $2,786    2,845    2,898    2,964     2,871
=============================================================================

     The following table compares the average number of vessels by class and geographic distribution during the years ended March 31:

- -----------------------------------------------------------------------------
                                            1996          1995           1994
- -----------------------------------------------------------------------------
DOMESTIC-BASED FLEET:
   Towing-supply/Supply                     147            142            135
   Crew/Utility                              51             51             49
   Offshore Tugs                             41             47             47
   Other                                     13             14             21
- -----------------------------------------------------------------------------
   TOTAL                                    252            254            252
- -----------------------------------------------------------------------------
INTERNATIONAL-BASED FLEET:
   Towing-supply/Supply                     171            175            191
   Crew/Utility                              35             39             45
   Offshore Tugs                             54             47             49
   Other                                     50             57             61
- -----------------------------------------------------------------------------
   TOTAL                                    310            318            346
- -----------------------------------------------------------------------------
   Owned or chartered vessels included
     in marine revenues                     562            572            598
   Vessels withdrawn from active service     18             18             15
   Joint venture owned vessels               74             72             72
- -----------------------------------------------------------------------------
    Total                                   654            662            685
=============================================================================
WORLDWIDE FLEET:
   Towing-supply/Supply                     384            384            389
   Crew/Utility                              95             96            101
   Offshore Tugs                             98             98             98
   Other                                     77             84             97
- -----------------------------------------------------------------------------
    Total                                   654            662            685
=============================================================================

     The drop in average size of the international-based vessel fleet from 346 for fiscal 1994 to 318 for fiscal 1995 to 310 for fiscal 1996 is due to several vessels being withdrawn from active service due to age and anticipated high repair and maintenance costs, the transfer of vessels to the domestic-based vessel fleet and the return of leased vessels to their owners. The average age of the Marine vessel fleet is approximately 18 years, and in the future as vessels become uneconomical to operate they may be withdrawn from active service.


COMPRESSION DIVISION

     The Compression division provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are mostly influenced by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and natural gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from year-to-year and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long-term growth in operating expenses will vary due to increased fleet size and general inflationary factors. Compression operating profit is primarily determined by operating margins from rental gas compression operations.

     The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense), operating margins and related statistics for gas compression operations for the years ended March 31:

                                                    (in thousands)
                                         1996            1995          1994
- ---------------------------------------------------------------------------
Revenues:
   Rentals                              $72,765         49,235        30,868
   Repair service and other               6,161          6,335         6,218
- ----------------------------------------------------------------------------
                                         78,926         55,570        37,086
- ----------------------------------------------------------------------------
Operating expenses:
   Wages and benefits                    11,654          8,702         6,209
   Repair and maintenance                13,348          8,124         6,043
   Other                                  8,189          5,165         3,109
- ----------------------------------------------------------------------------
                                         33,191         21,991        15,361
- ----------------------------------------------------------------------------
       Operating margin                 $45,735         33,579        21,725
============================================================================
Operating margins as a percent
   of revenues                             57.9%          60.4%         58.6%
============================================================================
Horsepower based statistics:
   Utilization                               74%            82%           86%
   Average monthly rental rate           $17.45          17.41         16.74
   Average fleet size                   470,444        286,352       179,725
   Actual fleet size at March 31
   in horsepower                        473,282        479,740       185,036
============================================================================

     Higher fiscal 1996 revenues and operating margins are primarily the result of a full year's impact of the expansion of the natural gas compressor rental fleet which occurred in the third quarter of fiscal 1995. Fiscal 1996 utilization fell below the prior year level due to lower demand for natural gas compression services.

     The Compression division also designs, fabricates and installs engineered compressor systems and sells related parts and equipment. The following table compares revenues, costs of sales and operating margins for equipment and parts sales for the years ended March 31:

                                                    (in thousands)
                                          1996           1995          1994
- ---------------------------------------------------------------------------
Revenues                                 $32,319        27,920        18,385
COSTS OF SALES                            26,345        23,895        14,977
- ----------------------------------------------------------------------------
                                          $5,974         4,025         3,408
============================================================================
Operating margins as a
  percent of revenues                       18.5%         14.4%         18.5%
============================================================================

     Fluctuations in the level of equipment and parts sales are due to the timing of sales of engineered products. Fluctuations in operating margin percentages are the result of competitive market forces. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

     Gains on sales of equipment have contributed $.4 million, $1.1 million and $1.3 million for the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

CURRENCY FLUCTUATIONS AND INFLATION

     Because of its significant international operations, the company is exposed to currency fluctuations and exchange risks. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors of the company is incorporated by reference from the company's definitive proxy statement to be filed on or before July 29, 1996. For information regarding executive officers of the company, see
Item 4A of this report.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated by reference from the proxy statement described in Item 10 of this report.
                                      -20-

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.   Financial Statements and Schedules

     The Consolidated Financial Statements and Schedule of the company listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this report.

B.   Reports on Form 8-K

     The company's report on Form 8-K for March 13, 1996 reported that the company acquired all of the outstanding common stock of Hornbeck Offshore Services, Inc.

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

 10(a) -$130,000,000 Revolving Credit and Term Loan Agreement dated December
        29, 1995 (filed with the Commission as Exhibit 10.1 to a Registration Statement on February 6, 1996, Registration No. 333-00221).

 10(b) -Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in
        1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

 10(c) -Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(d) -Tidewater Inc. Amended and Restated Supplemental Executive Retirement
        Plan (filed with the Commission as Exhibit 10(g) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(e) -Tidewater Inc. Amended and Restated Employees' Supplemental Savings
        Plan (filed with the Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

                                      -21-

 10(f) -Supplemental Health Plan for Executive Officers of Tidewater Inc.
        (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

 10(g) -Tidewater Inc. Deferred Compensation Plan for Directors (filed with the
        Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

 10(h) -Tidewater Inc. Retirement Plan for Directors as adopted on March 22,
        1990 (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1990).

 10(i) -Employment and Consulting Agreement dated as of March 31, 1993 between
        Tidewater Inc. and John P. Laborde as amended (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

*10(j) -Consulting Agreement dated as of March 13, 1996 between Tidewater Inc.
        and Larry D. Hornbeck.

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

10(p)  -Tidewater Inc. 1995 Annual Incentive Plan (filed with the Commission as
        Exhibit 10(q) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1995).

10(q)  -Employment Agreement dated June 13, 1995 between Tidewater Inc. and
        William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 8-K for June 13, 1995).

  *11  -Earnings per share Computation Information.

  *21  -Subsidiaries of the company.

  *24  -Consent of Independent Accountants.

  *27  - Financial Data Schedule.

                                      -22-

     Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                      -23-

                            SIGNATURES OF REGISTRANT

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 1996.

                                    TIDEWATER INC.
                                    (Registrant)

                                    By: /s/ WILLIAM C. O'MALLEY
                                            William C. O'Malley
                                            Chairman of the Board
                                             of Directors, President, and
                                             Chief Executive Officer


                                    By: /s/ KEN C. TAMBLYN
                                            Ken C. Tamblyn
                                            Executive Vice President and
                                             Chief Financial Officer

                            SIGNATURES OF DIRECTORS

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 2, 1996.

/s/ ROBERT H. BOH                               /s/ LARRY D. HORNBECK
    Robert H. Boh                                   Larry D. Hornbeck


/s/ ____________________                        /s/ PAUL W. MURRILL
    Donald T. Bollinger                             Paul W. Murrill


/s/ ARTHUR R. CARLSON                           /s/ WILLIAM C. O'MALLEY
    Arthur R. Carlson                               William C. O'Malley


/s/ HUGH J. KELLY                               /s/ LESTER POLLACK
    Hugh J. Kelly                                   Lester Pollack


/s/ JOHN P. LABORDE                             /s/ J. HUGH ROFF, JR.
    John P. Laborde                                 J. Hugh Roff, Jr.
                                      -24-

                                 TIDEWATER INC.

                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(A), AND 14(D)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



FINANCIAL STATEMENTS                                                        PAGE

1.  Independent Auditors' Report...........................................  F-2

2.  Consolidated Balance Sheets, March 31, 1996 and 1995...................  F-3

3.  Consolidated Statements of Earnings, three years
    ended March 31, 1996...................................................  F-4

4.  Consolidated Statements of Stockholders' Equity, three
    years ended March 31, 1996.............................................  F-5

5.  Consolidated Statements of Cash Flows, three years ended
    March 31, 1996.........................................................  F-6

6.  Notes to Consolidated Financial Statements.............................  F-7

FINANCIAL STATEMENT SCHEDULE

II. Tidewater Inc. and Subsidiaries Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

                                       F-1
INDEPENDENT AUDITORS' REPORT

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG PEAT MARWICK LLP

New Orleans, Louisiana
April 29, 1996

CONSOLIDATED BALANCE SHEETS
March 31, 1996 and 1995
(in thousands)

ASSETS                                                                                     1996             1995
- -----------------------------------------------------------------------------------------------------------------
Current assets:
    Cash, including temporary cash investments                                        $    28,768          23,274
    Trade and other receivables, less allowance for doubtful accounts
       of $8,376 in 1996 and $9,636 in 1995                                               144,472         157,552
    Inventories                                                                            31,346          36,311
    Other current assets                                                                    4,350           6,356
- -----------------------------------------------------------------------------------------------------------------
          Total current assets                                                            208,936         223,493
- -----------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to unconsolidated companies                        35,861          38,378
Properties and equipment:
    Marine equipment                                                                    1,210,876       1,212,577
    Compression equipment                                                                 324,069         326,300
    Other                                                                                  41,240          46,646
- -----------------------------------------------------------------------------------------------------------------
                                                                                        1,576,185       1,585,523
    Less accumulated depreciation                                                         916,412         878,061
- -----------------------------------------------------------------------------------------------------------------
       Net properties and equipment                                                       659,773         707,462
Other assets                                                                               73,630          76,325
- -----------------------------------------------------------------------------------------------------------------
                                                                                      $   978,200       1,045,658
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current maturities of long-term debt                                                    2,934          15,467
    Accounts payable and accrued expenses                                                  70,546          72,124
    Accrued property and liability losses                                                  10,844          11,533
    Income taxes                                                                            1,356           9,929
- -----------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                        85,680         109,053
- -----------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                      76,579          60,346
Long-term debt                                                                              ---           121,023
Accrued property and liability losses                                                      34,206          28,921
Other liabilities and deferred credits                                                     42,985          42,056
Stockholders' equity:
    Common stock, par value $.10, issued 61,882,695 shares
          in 1996 and 61,552,997 shares in 1995                                             6,188           6,155
    Additional paid-in capital                                                            421,655         418,941
    Retained earnings                                                                     322,736         271,452
- -----------------------------------------------------------------------------------------------------------------
                                                                                          750,579         696,548
    Less:
    Cumulative foreign currency translation adjustment                                     10,771          10,745
    Deferred compensation - restricted stock                                                1,058           1,544
- -----------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                      738,750         684,259
Commitments and other matters
- -----------------------------------------------------------------------------------------------------------------
                                                                                      $   978,200       1,045,658
=================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended March 31, 1996, 1995 and 1994
(in thousands, except share and per share data)

                                                                             1996           1995            1994
- ----------------------------------------------------------------------------------------------------------------
Revenues:
    Marine operations                                                 $    532,202        501,118         513,892
    Compression operations                                                 111,245         83,490          55,471
- -----------------------------------------------------------------------------------------------------------------
                                                                           643,447        584,608         569,363
- -----------------------------------------------------------------------------------------------------------------
Costs and expenses:
    Marine operations                                                      328,306        311,949         315,349
    Compression operations                                                  59,536         45,886          30,338
    Depreciation                                                            82,430         92,865          88,936
    General and administrative                                              59,348         63,919          66,034
- -----------------------------------------------------------------------------------------------------------------
                                                                           529,620        514,619         500,657
- -----------------------------------------------------------------------------------------------------------------
                                                                           113,827         69,989          68,706
Other income (expenses):
    Foreign exchange loss                                                     (479)          (611)           (557)
    Gain on sales of assets                                                  7,264         14,207           4,588
    Equity in net earnings of unconsolidated companies                       5,901          4,555           3,504
    Minority interests                                                      (1,385)        (1,488)         (2,022)
    Interest and miscellaneous income                                        4,241          6,920           6,908
    Other expense                                                          (12,600)        (8,499)         (2,452)
    Interest expense                                                        (5,882)        (5,608)         (9,262)
- ------------------------------------------------------------------------------------------------------------------
                                                                            (2,940)         9,476             707
- -----------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                               110,887         79,465          69,413
Income taxes                                                                34,710         28,278          24,753
- -----------------------------------------------------------------------------------------------------------------
Earnings before extraordinary item                                          76,177         51,187          44,660
Extraordinary loss on early debt retirement                                ---            ---             (12,250)
- ------------------------------------------------------------------------------------------------------------------
Net earnings                                                          $     76,177         51,187          32,410
=================================================================================================================
Primary and fully-diluted earnings per common share:
    Earnings before extraordinary item                                $       1.23            .83             .73
    Extraordinary loss on early debt retirement                            ---            ---                (.20)
- ------------------------------------------------------------------------------------------------------------------
    Net earnings                                                      $       1.23            .83             .53
=================================================================================================================
Weighted average common shares and equivalents                          62,160,978     61,858,894      60,791,329
=================================================================================================================
Cash dividends declared per common share                              $       .475            .40             .30
=================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 31, 1996, 1995 and 1994
(in thousands)

                                                                       Cumulative
                                                                         foreign    Deferred
                                                 Additional             currency  compensation-
                                       Common      paid-in   Retained  translation restricted  Treasury
                                        stock      capital   earnings  adjustment     stock      stock      Total
- -----------------------------------------------------------------------------------------------------------------
           1996
- -----------------------------------------------------------------------------------------------------------------
Amount at March 31, 1995              $ 6,155     418,941    271,452     (10,745)    (1,544)     ---      684,259
Net earnings                            ---         ---       76,177       ---        ---        ---       76,177
Exercise of stock options                  33       2,950      ---         ---        ---        ---        2,983
Cash dividends declared                 ---         ---      (25,327)      ---        ---        ---      (25,327)
Other                                   ---          (236)       434         (26)       486      ---          658
- -----------------------------------------------------------------------------------------------------------------
Amount at March 31, 1996              $ 6,188     421,655    322,736     (10,771)    (1,058)    ---       738,750
=================================================================================================================

           1995
- -----------------------------------------------------------------------------------------------------------------
Amount at March 31, 1994              $ 6,102     416,559    241,520     (11,032)     ---        ---      653,149
Net earnings                            ---         ---       51,187       ---        ---        ---       51,187
Issuance of restricted stock                7       1,629      ---         ---       (1,636)     ---        ---
Exercise of stock options                  12         876      ---         ---        ---        ---          888
Cash dividends declared                 ---         ---      (21,255)      ---        ---        ---      (21,255)
Other                                      34        (123)     ---           287         92      ---          290
- -----------------------------------------------------------------------------------------------------------------
Amount at March 31, 1995              $ 6,155     418,941    271,452     (10,745)    (1,544)     ---      684,259
=================================================================================================================

           1994
- -----------------------------------------------------------------------------------------------------------------
Amount at March 31, 1993               $ 5,978    383,730    224,999     (11,112)     ---      (10,844)   592,751
Net earnings                            ---         ---       32,410       ---        ---        ---       32,410
Treasury stock changes                    (63)    (10,781)     ---         ---        ---       10,844      ---
Exercise of stock options                  23       1,408      ---         ---        ---        ---        1,431
Issuance of common stock                  266      42,245      ---         ---        ---        ---       42,511
Cash dividends declared                 ---         ---      (15,889)      ---        ---        ---      (15,889)
Other                                    (102)        (43)     ---            80      ---        ---          (65)
- -----------------------------------------------------------------------------------------------------------------
Amount at March 31, 1994              $ 6,102     416,559    241,520     (11,032)     ---        ---      653,149
=================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 1996, 1995 and 1994
(in thousands)

                                                                                  1996           1995        1994
- -----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                             $     76,177         51,187    32,410
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Extraordinary loss on early debt retirement                                   ---           ---       12,250
     Depreciation                                                                 82,430        92,865     88,936
     Provision for deferred income taxes                                          16,233         6,523      2,310
     Gain on sales of assets                                                      (7,264)      (14,207)    (4,588)
     Equity in net earnings of unconsolidated companies                           (5,901)       (4,555)    (3,504)
     Minority interests                                                            1,385         1,488      2,022
     Compensation expense - restricted stock                                         595            92      ---
     Decrease (increase) in trade and other receivables                           11,780          (183)     5,233
     Decrease (increase) in inventories                                            4,572         4,977       (238)
     Decrease (increase) in other current assets                                      20          (944)    (2,251)
     Increase (decrease) in accounts payable and
       accrued expenses                                                           (3,913)       10,203       (102)
     Increase (decrease) in accrued property and
       liability losses                                                             (689)        3,776       (880)
     Increase (decrease) in income taxes                                          (7,763)         (741)     7,322
     Other, net                                                                    6,548         5,001      7,154
- -----------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                 174,210       155,482    146,074
- -----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                                  18,044        26,510     12,783
   Additions to properties and equipment                                         (46,116)     (354,725)   (56,703)
   Sale (purchase) of marketable securities                                        ---          27,310    (23,507)
   Investments in unconsolidated companies,
     net of dividends received                                                     9,102        (3,059)   (14,771)
   Investment from minority interests, net of dividends paid                      (1,064)        3,550       (877)
   OTHER                                                                            (592)         (863)      (767)
- -----------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                     (20,626)     (301,277)   (83,842)
- -----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt                                         (145,395)      (96,272)   (71,245)
   Prepayment penalties on early debt retirement                                   ---           ---       (6,473)
   Proceeds from the issuance of long-term debt                                   13,400       173,000      ---
   Proceeds from issuance of common stock                                          4,212           742     40,894
   Cash dividends                                                                (25,327)      (21,255)   (21,178)
   OTHER                                                                              40          (947)     ---
- -----------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                      (153,070)       55,268    (58,002)
- -----------------------------------------------------------------------------------------------------------------
Net increase in cash for Hornbeck Offshore Services, Inc.
     for the quarter ended March 31, 1995 (Note 2)                                 4,980         ---        ---
Net increase (decrease) in cash,
   Including temporary cash investments                                              514       (90,527)     4,230
- -----------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at beginning of year                   23,274       113,801    109,571
- -----------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at end of year                   $     28,768        23,274    113,801
=================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                               $      5,944         5,377      9,560
     Income taxes                                                           $     27,721        23,078     17,626
=================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996, 1995 and 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
    The company provides services and equipment to the international energy industry through its marine and compression divisions. The marine division owns and operates the world's largest fleet of offshore service vessels and the compression division owns and operates one of the largest rental fleets of natural gas compressors in the United States. Activity levels for the marine vessel fleet and compression rental fleet are ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas.

USE OF ESTIMATES
    In preparing the company's financial statements management makes informed estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

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

PROPERTIES AND EQUIPMENT
    Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the first charter/rental, with salvage values of 5%-10% for marine equipment and 30% for compression equipment, using estimated useful lives of:

                                                            YEARS
Marine equipment (from date of construction)               15 - 25
Compression equipment                                       8 - 12
Other properties and equipment                              3 - 30

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

    Effective April 1, 1995 the estimated useful lives of the company's marine vessels were increased from 10-20 years to 15-25 years. The increase in useful lives was made in order to provide a better matching of revenues and depreciation expense over a vessel's economic useful life. This change in accounting estimate lowered fiscal 1996 depreciation expense by approximately $25.2 million. Concurrent with this change approximately $10.2 million of repair and maintenance costs that would have been capitalized in fiscal 1996 had the previous estimated useful lives been used, was expensed. The change increased fiscal 1996 net earnings by $10.0 million, or $.16 per common share.

    In fiscal 1995 the company increased from 12-1/2% to 30% the estimated salvage value used to calculate depreciation expense for its fleet of natural gas compressors. The increase in salvage value was made in order to better reflect the estimated value of this equipment at the end of its service life and resulted from an internal review following the acquisition of a substantial number of natural gas compressors during the third quarter of fiscal 1995. This change in accounting estimate reduced depreciation expense by approximately $3 million and increased net earnings by $1.9 million or $.03 per common share, for fiscal 1995.

ACCRUED PROPERTY AND LIABILITY LOSSES
    The company's insurance subsidiary establishes case based reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to the company's marine operations and are included as a component of costs of marine operations in the Consolidated Statements of Earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the Consolidated Balance Sheet into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

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

EARNINGS PER SHARE
    Primary earnings per share are computed based on the weighted average number of shares and dilutive equivalent shares of common stock (stock options and restricted stock grants) outstanding during each year using the treasury stock method.

FOREIGN CURRENCY TRANSLATION
    The functional currency for certain non-U.S. subsidiaries and unconsolidated companies is the applicable local currency. The translation of the applicable local currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using weighted average exchange rates during the period. The gains and losses resulting from the balance sheet account translations, net of deferred income taxes, are included in stockholders' equity.

    Some transactions of the company and its subsidiaries are made in currencies different from their own. Gains and losses from these transactions are included in the Consolidated Statements of Earnings as they occur and relate primarily to the revenue generating and purchasing activities in Brazil, Venezuela, Mexico, United Kingdom, Singapore, Trinidad and Nigeria.

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

NEW ACCOUNTING PRONOUNCEMENTS
    The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement is effective for fiscal years beginning after December 15, 1995. Management does not believe that this pronouncement will have a material impact on its fiscal 1997 consolidated financial statements.

    The FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation," effective also for fiscal years beginning after December 15, 1995. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair value method, rather than the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25. Companies choosing to continue to measure stock-based compensation using the intrinsic value method must disclose on a pro forma basis net earnings and net earnings per share as if the fair value method were used. Management is currently evaluating the requirements of SFAS No. 123.


(2)  BUSINESS COMBINATION

    On March 13, 1996 Tidewater Inc. issued 8,475,214 shares of its common stock in exchange for all of the outstanding common stock of Hornbeck Offshore Services, Inc. (Hornbeck). Hornbeck owned and operated a fleet of 61 marine service vessels operating in the U.S. Gulf of Mexico and had a 49.9% interest in 29 safety/standby vessels operating in the North Sea. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Hornbeck. Operating results prior to the combination of the separate companies and the combined amounts presented in the consolidated financial statements are summarized below:

                                            (in thousands of dollars)
                                    Nine Months                  Year Ended
                                      Ended                       March 31,
                                    December 31,           ---------------------
                                       1995                1995             1994
- --------------------------------------------------------------------------------
                                    (unaudited)
Revenues:
    Tidewater                          $435,939           538,774        522,072
    Hornbeck                             46,341            45,834         47,291
- --------------------------------------------------------------------------------
       Combined                        $482,280           584,608        569,363
================================================================================
Net earnings:
    Tidewater                           $59,262            42,628         24,160
    Hornbeck                              4,783             8,559          8,250
- --------------------------------------------------------------------------------
       Combined                         $64,045            51,187         32,410
================================================================================

    Adjustments to conform Hornbeck's accounting policies to those of Tidewater and to apply pooling-of-interests accounting reduced (increased) net earnings of the combined entity for the above periods by $2,359,000, ($536,000) and $2,415,000, respectively. The adjustments to conform accounting policies relate to Hornbeck's capitalizing and amortizing the cost of vessel drydockings and major overhauls rather than expensing such costs as incurred.

    Prior to the combination Hornbeck's fiscal year end was December 31. Tidewater's fiscal year end is March 31. In applying pooling-of-interests accounting, the March 31, 1995 and 1994 Tidewater statements of earnings were combined with the Hornbeck statements of earnings for the years ended December 31, 1994 and 1993, respectively. Unaudited amounts for the nine-month period ended December 31, 1995 include results of each entity for the nine-month period ended December 31, 1995. Retained earnings of the combined entities were adjusted by $434,000 as of the beginning of Tidewater's fiscal 1996 year to include the unaudited net earnings of Hornbeck, including adjustments to conform accounting policies to those of Tidewater, for the period January 1, 1995 to March 31, 1995. During this period Hornbeck's revenues were $12,671,000. Additionally, the consolidated statement of cash flows for the year ended

March 31, 1996 was adjusted by $4,980,000 to reflect the net increase in cash of Hornbeck for the three months ended March 31, 1995.

    Merger expenses of $9.6 million include legal, investment banking and accounting fees related to the business combination. Also included in merger expenses are payments under severance and employment agreements and a provision for certain other related costs. Merger expenses are classified as "other expense" in the Consolidated Statements of Earnings.

(3)  ACQUISITION OF COMPRESSION ASSETS

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

    The results of Brazos' and Halliburton's operations have been consolidated with the company's effective October 1, 1994, and December 1, 1994, respectively. Unaudited pro forma combined results of operations of the company and of Brazos and Halliburton, including appropriate purchase accounting adjustments for the year ended March 31, 1995 as though the acquisition had taken place on April 1, 1994, are as follows:

                      (in thousands, except per share data)
                                                                          1995
- --------------------------------------------------------------------------------
Revenues                                                                $579,943
================================================================================
Earnings before extraordinary item                                        35,947
================================================================================
Net earnings                                                              35,947
================================================================================
Primary and fully diluted earnings per common share                          .67
================================================================================


(4)  INVENTORIES

     A summary of inventories at March 31 follows:
                                                              (in thousands)
                                                            1996            1995
- --------------------------------------------------------------------------------
Marine operating supplies                                $23,428          25,764
Compression supplies and merchandise held for sale         7,918          10,547
- --------------------------------------------------------------------------------
                                                         $31,346          36,311
================================================================================

(5)  UNCONSOLIDATED COMPANIES

      Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

                                             Percentage      (in thousands)
                                              ownership     1996           1995
- --------------------------------------------------------------------------------
Ravensworth Investments Ltd. (United Kingdom)    50%      $14,505         16,697
National Marine Service (Abu Dhabi-UAE)          40%       11,557         10,886
Tidewater Port Jackson (Australia)               50%        4,682          6,972
Provident Marine, Ltd. (Mexico)                  50%        2,126          2,322
Lamnalco (UAE)                                   50%        1,613           ---
Others                                         20%-50%      1,378          1,501
- --------------------------------------------------------------------------------
                                                          $35,861         38,378
================================================================================

    The aggregate amount of undistributed earnings of all unconsolidated joint-venture companies included in consolidated stockholders' equity at March 31, 1996 is approximately $13,854,000.

(6)  INCOME TAXES

     Earnings from continuing operations before income taxes derived from United States and international operations for the years ended March 31 are as follows:

                                             (in thousands)
                                     1996         1995          1994
- ---------------------------------------------------------------------
United States                    $  43,854       54,738        37,843
International                       67,033       24,727        31,570
- ---------------------------------------------------------------------
                                  $110,887       79,465        69,413
=====================================================================


      Total income tax expense for the years ended March 31 was allocated as follows:

                                                               (in thousands)
                                                          1996    1995     1994
- --------------------------------------------------------------------------------
Income from continuing operations                     $ 34,710  28,278   24,753
Extraordinary loss on early debt retirement             ---       ---    (6,615)
- --------------------------------------------------------------------------------
                                                      $ 34,710  28,278   18,138
================================================================================


      Income tax expense attributable to income from continuing operations for the years ended March 31 consists of the following:

                                 (in thousands)
                                      U.S.
                           ------------------------
                           Federal            State     International      Total
- --------------------------------------------------------------------------------
1996
- --------------------------------------------------------------------------------
Current                     $ 8,877            (629)        10,229        18,477
Deferred                     16,233           ---            ---          16,233
- --------------------------------------------------------------------------------
                            $25,110            (629)        10,229        34,710
================================================================================

1995
- --------------------------------------------------------------------------------
Current                     $13,977             797          6,981        21,755
Deferred                      6,523           ---            ---           6,523
- --------------------------------------------------------------------------------
                            $20,500             797          6,981        28,278
================================================================================

1994
- --------------------------------------------------------------------------------
Current                     $13,907           1,352          7,184        22,443
Deferred                      2,310           ---            ---           2,310
- --------------------------------------------------------------------------------
                            $16,217           1,352          7,184        24,753
================================================================================

      The actual income tax expense attributable to earnings from continuing operations for the years ended March 31, 1996, 1995 and 1994 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings from continuing operations as a result of the following:

                                                                                       (in thousands)
                                                                               1996         1995          1994
- ---------------------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                             $ 38,810       27,813        24,295
Increase (reduction) resulting from:
    Effect of 1993 tax law change                                              ---          ---           1,921
    Foreign (earnings) losses not includable in U.S. tax return                  482       (2,803)         (310)
    Foreign taxes not creditable against U.S. taxes                            ---          1,039         ---
    Foreign tax credits not previously recognized                             (7,440)       ---           ---
    Utilization of net operating loss carryforwards                           (2,181)       ---            (183)
    Expenses which are not deductible for tax purposes                         1,496          177           248
    Other, net                                                                 3,543        2,052        (1,218)
- ---------------------------------------------------------------------------------------------------------------
                                                                            $ 34,710       28,278        24,753
===============================================================================================================

      The significant components of deferred income tax expense for the years ended March 31 are as follows:

                                                                                       (in thousands)
                                                                               1996         1995          1994
- ---------------------------------------------------------------------------------------------------------------
Deferred income tax expense (benefit) (exclusive of the effects of
    other components listed below)                                          $  7,478          218        (3,208)
Application of net operating loss carryforwards                                ---          ---           2,723
Investment, foreign and minimum tax credits                                    8,755        6,305           874
Effect of 1993 tax law change                                                  ---          ---           1,921
- ---------------------------------------------------------------------------------------------------------------
       Subtotal                                                               16,233        6,523         2,310
- ---------------------------------------------------------------------------------------------------------------
Extraordinary loss on early debt retirement                                    ---          ---          (3,747)
- ---------------------------------------------------------------------------------------------------------------
                                                                            $ 16,233        6,523        (1,437)
===============================================================================================================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1996 and 1995 are as follows:

                                                                 (in thousands)
                                                                 1996      1995
- --------------------------------------------------------------------------------
Deferred tax assets:
 Financial provisions not deducted for tax purposes           $ 15,755    13,375
 Unrepatriated international earnings                            9,233     5,220
 International net operating loss carryforwards                  5,079     7,187
 International tax credit carryforwards                          3,851     2,996
 Investment tax credit carryforwards                              ---      6,848
 Alternative minimum tax credit carryforwards                    1,968     4,730
 Other                                                           1,068     1,616
- --------------------------------------------------------------------------------
     Gross deferred tax assets                                  36,954    41,972
     Less valuation allowance                                    5,079     7,187
- --------------------------------------------------------------------------------
                                                                31,875    34,785
- --------------------------------------------------------------------------------
Deferred tax liabilities:
 Depreciation differences on properties and equipment        (108,454)  (94,570)
 Undistributed income of unconsolidated joint-venture companies  ---       (561)
- --------------------------------------------------------------------------------
     Gross deferred tax liabilities                          (108,454)  (95,131)
- --------------------------------------------------------------------------------
     Net deferred tax liability                              $(76,579)  (60,346)
================================================================================


      The net changes in the valuation allowance for the years ended March 31, 1996 and 1995 were a decrease of $2,108,000 and an increase of $3,016,000, respectively. These changes were made to provide for uncertainties surrounding the realization of certain international net operating loss carryforwards. The remaining balance of the deferred tax assets are expected to be realized through future operating results and the reversal of taxable temporary differences.

      At March 31, 1996, the company had alternative minimum tax credit carryforwards of approximately $1,968,000, which are available to reduce future federal regular income taxes over an indefinite period.

      The company has not recognized a deferred tax liability of approximately $31,500,000 for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 1996 the undistributed earnings of these subsidiaries were approximately $90,000,000.

(7)  LONG-TERM DEBT

      A summary of long-term debt at March 31 follows:

                                                                                            (in thousands)
                                                                                          1996           1995
- ---------------------------------------------------------------------------------------------------------------
Variable rate revolving credit and term loan agreement with banks                       $  ---          112,000
Note payable                                                                               ---           20,000
Other                                                                                     2,934           4,490
- ---------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                      2,934         136,490
   Less current maturities of long-term debt                                              2,934          15,467
- ---------------------------------------------------------------------------------------------------------------
Net long-term debt                                                                      $  ---          121,023
===============================================================================================================


      The company's revolving credit and term loan agreement (the "agreement") consists of a $130 million revolving credit facility. At March 31, 1996 there were no borrowings outstanding under the revolving credit facility. The agreement bears interest, at the company's option, at prime rates or LIBO rates plus .625% (6.125% at March 31, 1996) as long as the company maintains an investment grade senior debt rating from Moody's Investor Services, Inc. and Standard & Poor's.

      The revolving credit commitment of $130 million expires on September 30, 1998, at which time the then outstanding balance may be converted to a term loan repayable in 16 quarterly installments beginning December 31, 1998. All of the borrowings under the agreement are unsecured and the company pays an annual fee of from .250% to .375% on the unused portion of the revolving credit facility.

      Under the terms of the agreement, the company has agreed to certain requirements and limitations, including: limitations on investments and aggregate indebtedness; a minimum level of tangible net worth of $400 million plus 50% of cumulative net earnings, as defined, after September 30, 1995 (total $505,116,000 at March 31, 1996). The agreement also prohibits the company from encumbering its assets, other than assets already encumbered at December 29, 1995, for the benefit of others.

      Based on current interest rates offered to the company for borrowings with maturities similar to the remainder of its long-term debt, total long-term debt at March 31, 1996 approximates the fair value of the debt.

(8)  BENEFIT PLANS

      Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan. The plan held 522,216 shares and 536,804 shares of the company's common stock at March 31, 1996 and 1995, respectively. Amounts charged to expense for the plan for 1996, 1995 and 1994 were $1,035,000, $951,000, and $1,282,000, respectively.

      A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The company also has a supplemental retirement plan (Supplemental Plan) that provides pension benefits to certain employees in excess of those allowed under the company's tax qualified pension plan. Certain benefits programs are maintained in several other countries which provide retirement income for covered employees.

      During the fourth quarter of fiscal 1996 the company recorded as "other expense" a $3.0 million charge as a result of the removal of Marine fleet and Compression field service personnel from the company's U.S. defined benefit pension plan. Beginning April 1, 1996 these Marine and Compression employees, along with all new employees of the company who are eligible for pension plan membership, will be enrolled in a new defined contribution retirement plan.

     Net periodic pension cost for the U.S. defined benefit pension plan and the Supplemental Retirement Plan for 1996, 1995 and 1994 include the following components:

                                                              (in thousands)
                                                       1996     1995      1994
- --------------------------------------------------------------------------------
Service cost-benefit earned during the period       $ 1,843      1,962    2,118
Interest cost on projected benefit obligation         2,208      1,954    1,715
Actual return on assets                              (4,700)       503   (1,398)
Net amortization and deferral                         3,530     (1,463)     590
- --------------------------------------------------------------------------------
Net periodic pension cost                           $ 2,881      2,956    3,025
================================================================================

Assumptions used in the accounting are:
    Discount rates                                     7.5%       8.5%     7.25%
    Rates of annual increase in compensation levels    5.2%       5.0%      5.0%
    Expected long-term rate of return on assets        9.5%       9.5%      9.5%
================================================================================


    The following table sets forth the assets and liabilities of the U.S. defined benefit pension plan and the Supplemental Plan and the amount of the net pension liability in the Consolidated Balance Sheets at March 31:

                                                                                  (in thousands)
                                                                  U.S. Defined Benefit            Supplemental
                                                                      Pension Plan              Retirement Plan
                                                                 --------------------         ------------------
                                                                   1996         1995          1996         1995
- ----------------------------------------------------------------------------------------------------------------
Actuarial present value of vested benefit obligation             $27,606       14,971         2,423        1,724
================================================================================================================

Accumulated benefit obligation                                   $27,831       16,615         2,467        1,815
================================================================================================================

Projected benefit obligation                                     $30,698       23,635         3,192        2,817
Plan assets at fair value, primarily  bonds and common stock      23,935       18,691          ---          ---
- ----------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets              6,763        4,944         3,192        2,817
Unrecognized net transitional obligation amortized over 15 years    (112)        (615)         ---          ---
Unrecognized actuarial gain (loss)                                (1,856)      (2,089)       (1,272)      (1,228)
Unrecognized prior service cost                                     (425)      (2,165)         (394)      (1,104)
Adjustment required to recognize minimum liability                  ---          ---            941        1,330
- ----------------------------------------------------------------------------------------------------------------
Net accrued pension liability                                    $ 4,370           75         2,467        1,815
================================================================================================================

      Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits.

      Net periodic postretirement health care and life insurance costs for 1996, 1995 and 1994 include the following components:

                                                                                       (in thousands)
                                                                                1996         1995          1994
- ---------------------------------------------------------------------------------------------------------------
Service cost - benefit earned during the period                               $  743          924           801
Interest cost on accumulated postretirement benefit obligation                   798          732           964
Other amortization and deferral                                                 (296)        (129)          (28)
- ---------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                      $1,245        1,527         1,737
===============================================================================================================

      The unfunded actuarially-determined liabilities for postretirement benefits at March 31 are as follows:

                                                                                              (in thousands)
                                                                                          1996            1995
- ---------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement benefit obligation:
    Current retirees                                                                    $ 4,390           2,573
    Current employees eligible for benefits                                               1,039             930
    Current employees not yet eligible for benefits                                       6,431           6,016
- ---------------------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                                      11,860           9,519
Unrecognized prior service cost                                                           1,382           1,523
Unrecognized net gain                                                                     2,069           3,288
- ---------------------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                                     $15,311          14,330
===============================================================================================================

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 9.5% in 1997, gradually declining to 7% in the year 2002 and thereafter. A 1% change in the assumed health care cost trend rates for each year would change the accumulated postretirement benefit obligation by approximately $1,760,000 at March 31, 1996 and change the cost for the year ended March 31, 1996 by $290,000. The assumed discount rates used in determining the accumulated postretirement benefit obligation were 7.5% in 1996 and 8.5% in 1995.

(9)  OTHER ASSETS, OTHER LIABILITIES AND DEFERRED CREDITS

      A summary of other assets at March 31 follows:

                                                             (in thousands)
                                                          1996            1995
- --------------------------------------------------------------------------------
Recoverable insurance losses                           $ 34,206          28,921
Goodwill                                                 23,068          24,958
Assets held for sale                                      7,155           9,582
Other                                                     9,201          12,864
- --------------------------------------------------------------------------------
                                                       $ 73,630          76,325
================================================================================

    A summary of other liabilities and deferred credits at March 31 follows:

                                                             (in thousands)
                                                          1996            1995
- --------------------------------------------------------------------------------
Postretirement benefit liability                        $ 15,311          14,330
Minority interests in net assets of subsidiaries           6,991           8,628
Noncurrent international and domestic taxes                6,957           6,957
Other                                                     13,726          12,141
- --------------------------------------------------------------------------------
                                                        $ 42,985          42,056
================================================================================

(10) CAPITAL STOCK

      Under the company's stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company's stock to officers and other key employees. At March 31, 1996, 2,547,819 shares of common stock are reserved for issuance under the plans. The stock option price and exercise period are set by the grant, with the price equal to the market price of the stock on the date of grant.

      Transactions in the stock option plans during 1996, 1995 and 1994 were as follows:

                                                      Price range
                                                       per share        Shares
- --------------------------------------------------------------------------------
Outstanding March 31, 1993                       $    4.38 - 21.50      892,989
Options granted                                      19.63 - 20.13      198,900
Options exercised                                     4.38 - 15.00     (160,323)
Options expired or cancelled                          4.38 - 19.63      (35,830)
- --------------------------------------------------------------------------------
Outstanding March 31, 1994                            4.38 - 21.50      895,736
Options granted                                      19.00 - 23.38      901,875
Options exercised                                     4.38 - 20.13     (131,783)
Options expired or cancelled                          4.38 - 22.25      (72,530)
- --------------------------------------------------------------------------------
Outstanding March 31, 1995                            4.38 - 23.38    1,593,298
Options granted                                      25.13 - 39.00      284,000
Options exercised                                     4.38 - 23.38     (182,967)
Options expired or cancelled                          4.38 - 22.25      (27,826)
- --------------------------------------------------------------------------------
Outstanding March 31, 1996                       $    4.38 - 39.00    1,666,505
================================================================================


      At March 31, 1996 and 1995, 771,125 shares and 531,403 shares, respectively, were exercisable under the stock option plans.

      The restricted stock plan permits the grant of company shares restricted as to transferability and subject to a substantial risk of forfeiture. The vesting restrictions and period during which the transferability restrictions are applicable are determined on a case-by-case basis. During the restricted period, the restricted shares may not be transferred or encumbered but the recipient has the right to vote and receive dividends on the restricted shares. At March 31, 1996, contingent awards totalling 33,250 restricted company shares were outstanding, to be issued in conjunction with and as a result of the exercise of certain stock options. All restrictions are removed from the restricted shares six months after issuance.

      In accordance with an employment agreement with the company's chairman of the board, 70,000 shares of restricted common stock of the company were granted to him on October 20, 1994. These restricted shares vest at varying intervals when the average sales price of the common stock reaches certain predetermined levels. During the year ended March 31, 1996, 25,000 shares vested due to the attainment of the first average sales price level applicable to those shares. The fair market value of the stock at the time of the grant was classified in stockholders' equity as deferred compensation-restricted stock and is being amortized by equal monthly charges to earnings over approximately seven years, adjusted for vestings during the seven year period.

      During fiscal 1994, all then-existing treasury shares were cancelled and, accordingly, the amount of treasury shares were reclassified to common stock and additional paid-in capital.

      At March 31, 1996 and 1995, 3,000,000 shares of no par value preferred stock were authorized and unissued.

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

(11) COMMITMENTS AND OTHER MATTERS

      An employment agreement exists with the company's chairman of the board, president and chief executive officer whereby he will serve in such capacity through December 31, 1997. The terms of the employment agreement provide for an annual base salary and certain other benefits. Compensation continuation agreements exist with all other officers and certain other key employees of Tidewater Inc. whereby each receives compensation and benefits in the event that his or her employment is terminated following certain events relating to a change in control of the company. The maximum amount of compensation that could be paid under the agreements, based on present salary levels, is approximately $4,200,000. The amount that could be paid for certain benefits is not presently determinable.

      During the fourth quarter of fiscal 1995, the company recorded as "other expense" $5.9 million ($3.7 million after tax, or $.06 per common share) for the cost of a restructuring program of its corporate headquarters and worldwide marine operations which was designed to reduce costs and improve operating efficiencies. Substantially all of the costs associated with the restructuring program were paid before March 31, 1995. The restructuring resulted in the elimination of approximately 150 positions, realignment of duties and responsibilities and streamlining of administrative functions. The charge reflects the costs associated with staff reductions, relocations and related transition expenses.

      During the third quarter of fiscal 1995, the company recorded as "other expense" a charge of $2.5 million ($1.6 million after tax, or $.02 per common share) for reserves to cover possible losses due to the potential insolvency of certain of the company's insurers.

      Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company's financial position.

(12) DIVISIONS AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

      The company operates principally in two divisions. Tidewater Marine provides support services to the offshore oil and gas industry, and Tidewater Compression provides the energy industry with engineered products and services used primarily in oil and gas production, enhanced recovery, natural gas transmission and natural gas processing. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for disclosures of additions to properties and equipment, identifiable assets, revenues, operating profit and depreciation for each division.

(13) SUPPLEMENTARY INFORMATION--QUARTERLY FINANCIAL DATA (UNAUDITED)

                      Years Ended March 31, 1996 and 1995
                     (in thousands, except per share data)

1996                                                        First          Second           Third        Fourth
- ----------------------------------------------------------------------------------------------------------------
Revenues:
    Marine operations                                  $  128,054         132,726        135,891         135,531
    Compression operations                                 27,039          28,034         30,536          25,636
- ----------------------------------------------------------------------------------------------------------------
                                                       $  155,093         160,760        166,427         161,167
================================================================================================================

Operating profit:
    Marine operations                                  $   25,807          31,483         33,489          28,130
    Compression operations                                  4,077           3,990          4,359           2,139
- ----------------------------------------------------------------------------------------------------------------
                                                       $   29,884          35,473         37,848          30,269
================================================================================================================
Net earnings                                           $   17,427          22,431         24,187          12,132
================================================================================================================

Primary and fully diluted earnings per common share    $      .28             .36            .39             .20
================================================================================================================

1995
- ----------------------------------------------------------------------------------------------------------------
Revenues:
    Marine operations                                  $  129,924         125,455        124,800         120,939
    Compression operations                                 14,913          15,599         21,559          31,419
- ----------------------------------------------------------------------------------------------------------------
                                                       $  144,837         141,054        146,359         152,358
================================================================================================================

Operating profit:
    Marine operations                                  $   24,566          19,123         22,537          17,457
    Compression operations                                  1,782           2,657          4,207           5,790
- ----------------------------------------------------------------------------------------------------------------
                                                       $   26,348          21,780         26,744          23,247
================================================================================================================
Net earnings                                           $   15,772          13,459         13,676           8,280
================================================================================================================

Primary and fully diluted earnings per common share    $      .25             .22            .23             .13
================================================================================================================

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine and Compression divisions.

See notes 1, 3, 8 and 11 for detailed information regarding transactions which affect fiscal 1996 and 1995 quarterly amounts.

                         TIDEWATER INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1996, 1995, AND 1994
                                 (IN THOUSANDS)

       COLUMN A                                COLUMN B           COLUMN C       COLUMN D          COLUMN E
       --------                               ----------         ----------     ----------        ----------
                                                                                                   Balance
                                              Balance at                                              at
                                              Beginning          Additions                          End of
       Description                            of period           at cost       Deductions          Period
       -----------                            ----------         ----------     ----------        ----------
          1996
Deducted in balance sheet from
    trade accounts receivables:
    Allowance for doubtful accounts           $    9,636                121          1,381   (A)       8,376
                                              ==========         ==========     ==========        ==========

Deducted in balance sheet from
    other assets:
    Amortization of goodwill and
       debt issuance costs                    $     2,136             2,374           ---              4,510
                                              ===========        ==========     ==========        ==========

            1995
Deducted in balance sheet from
    trade accounts receivables:
    Allowance for doubtful accounts           $      6,842            3,877          1,083   (A)       9,636
                                              ============       ==========     ==========        ==========

Deducted in balance sheet from
    other assets:
    Amortization of goodwill and
       debt issuance costs                    $       940             1,196           ---              2,136
                                              ===========        ==========     ==========        ==========

            1994
Deducted in balance sheet from
    trade accounts receivable:
    Allowance for doubtful accounts           $      6,345            1,712          1,215   (A)       6,842
                                              ============       ==========     ==========        ==========

Deducted in balance sheet from
    other assets:
    Amortization of goodwill and
       debt issuance costs                    $     1,479               321            860   (B)         940
                                              ===========        ==========     ==========        ==========

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

 10(a) -$130,000,000 Revolving Credit and Term Loan Agreement dated December
        29, 1995 (filed with the Commission as Exhibit 10.1 to a Registration Statement on February 6, 1996, Registration No. 333-00221).

 10(b) -Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in
        1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

 10(c) -Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(d) -Tidewater Inc. Amended and Restated Supplemental Executive Retirement
        Plan (filed with the Commission as Exhibit 10(g) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(e) -Tidewater Inc. Amended and Restated Employees' Supplemental Savings
        Plan (filed with the Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(f) -Supplemental Health Plan for Executive Officers of Tidewater Inc.
        (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

 10(g) -Tidewater Inc. Deferred Compensation Plan for Directors (filed with the
        Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

 10(h) -Tidewater Inc. Retirement Plan for Directors as adopted on March 22,
        1990 (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1990).

 10(i) -Employment and Consulting Agreement dated as of March 31, 1993 between
        Tidewater Inc. and John P. Laborde as amended (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

*10(j) -Consulting Agreement dated as of March 13, 1996 between Tidewater Inc.
        and Larry D. Hornbeck.

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

10(p)  -Tidewater Inc. 1995 Annual Incentive Plan (filed with the Commission as
        Exhibit 10(q) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1995).

10(q)  -Employment Agreement dated June 13, 1995 between Tidewater Inc. and
        William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 8-K for June 13, 1995).

  *11  -Earnings per share Computation Information.

  *21  -Subsidiaries of the company.

  *24  -Consent of Independent Accountants.

  *27  - Financial Data Schedule.

       Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.