Form 10-Q
period 1996-06-30
TIDEWATER INC
filed 1996-07-23
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended June 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

                                        to
         -------------------------------  ---------------------------------

                         Commission file number 1-6311

                               TIDEWATER INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        72-0487776
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification Number)

         1440 Canal Street, Suite 2100, New Orleans, Louisiana         70112
- ------------------------------------------------------------------------------
         (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (504) 568-1010
                                                    ----------------------------

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

62,007,469 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 23, 1996. Registrant has no other class of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

- ------------------------------------------------------------------------------------------------------------------------
                                                                               June 30,              March 31,
ASSETS                                                                           1996                   1996
- ------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash, including temporary cash investments                               $   33,970                 28,768
   Trade and other receivables                                                 167,902                144,472
   Inventories                                                                  31,581                 31,346
   Other current assets                                                          4,369                  4,350
- ------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                    237,822                208,936
- ------------------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                                     19,513                 35,861
Properties and equipment:
   Marine equipment                                                          1,263,204              1,210,876
   Compression equipment                                                       315,902                324,069
   Other                                                                        41,376                 41,240
- ------------------------------------------------------------------------------------------------------------------------
                                                                             1,620,482              1,576,185
   Less accumulated depreciation                                               914,691                916,412
- ------------------------------------------------------------------------------------------------------------------------
       Net properties and equipment                                            705,791                659,773
Other assets                                                                    71,513                 73,630
- ------------------------------------------------------------------------------------------------------------------------
                                                                            $1,034,639                978,200
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Current maturities of long-term debt                                         17,464                  2,934
   Accounts payable and accrued expenses                                        84,085                 70,546
   Accrued property and liability losses                                        13,645                 10,844
   Income taxes                                                                  8,772                  1,356
- ------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                               123,966                 85,680
- ------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                           78,311                 76,579
Accrued property and liability losses                                           30,924                 34,206
Other liabilities and deferred credits                                          43,891                 42,985
Stockholders' equity:
   Common stock of $.10 par value; issued
       61,998,233 shares at June and 61,882,695
       shares at March                                                           6,200                  6,188
   Additional paid-in capital                                                  423,373                421,655
   Retained earnings                                                           339,362                322,736
- ------------------------------------------------------------------------------------------------------------------------
                                                                               768,935                750,579
   Less:
   Cumulative foreign currency translation adjustment                           10,375                 10,771
   Deferred compensation - restricted stock                                      1,013                  1,058
- ------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                              757,547                738,750
- ------------------------------------------------------------------------------------------------------------------------
                                                                            $1,034,639                978,200
========================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

- ------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                           June 30,
                                                                          ---------------------------------------------
                                                                              1996                     1995
- ------------------------------------------------------------------------------------------------------------------------
Revenues:
  Marine operations                                                       $    146,639                128,054
  Compression operations                                                        29,255                 27,039
- ------------------------------------------------------------------------------------------------------------------------
                                                                               175,894                155,093
- ------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Marine operations                                                             91,216                 81,984
  Compression operations                                                        16,888                 13,907
  Depreciation                                                                  20,017                 20,646
  General and administrative                                                    15,075                 14,514
- ------------------------------------------------------------------------------------------------------------------------
                                                                               143,196                131,051
- ------------------------------------------------------------------------------------------------------------------------
                                                                                32,698                 24,042
Other income (expenses):
  Foreign exchange gain (loss)                                                     143                   (181)
  Gain on sales of assets                                                        1,434                  3,389
  Equity in net earnings of unconsolidated
    companies                                                                    1,243                  1,096
  Minority interests                                                              (178)                  (467)
  Interest and miscellaneous income                                                911                    664
  Interest and other debt costs                                                   (413)                (2,465)
- ------------------------------------------------------------------------------------------------------------------------
                                                                                 3,140                  2,036
- ------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                    35,838                 26,078
Income taxes                                                                    11,468                  8,651
- ------------------------------------------------------------------------------------------------------------------------
Net earnings                                                              $     24,370                 17,427
========================================================================================================================
Primary and fully-diluted net earnings per
  common share                                                            $        .39                    .28
========================================================================================================================
Weighted average common shares and equivalents                              62,660,947             62,011,490
========================================================================================================================
Cash dividends declared per common share                                  $       .125                    .10
========================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

- ------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months Ended
                                                                                            June 30,
                                                                             -------------------------------------------
                                                                                1996                    1995
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    $  45,667                 42,584
- ------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                                 5,079                  6,038
   Additions to properties and equipment                                       (12,826)                (5,919)
   Acquisition of joint-venture interest, net of
       cash acquired                                                            (3,435)                  ---
   Dividends received from unconsolidated companies
       net of additional investments                                             2,943                  1,312
   Dividends paid to minority interest                                            (658)                  (826)
   Increase in reserve funds                                                      ---                    (256)
- ------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by investing activities                      (8,897)                   349
- ------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt                                        (25,554)               (40,882)
   Proceeds from issuance of common stock                                        1,730                    360
   Dividends paid                                                               (7,744)                (5,324)
- ------------------------------------------------------------------------------------------------------------------------
           Net cash used in financing activities                               (31,568)               (45,846)
- ------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash, including
   temporary cash investments                                                    5,202                 (2,913)
Net increase in cash for Hornbeck Offshore Services
   for the quarter ended March 31, 1995                                           ---                   4,980
- ------------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at
   beginning of period                                                          28,768                 23,274
- ------------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at
   end of period                                                             $  33,970                 25,341
========================================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                              $     352                  2,935
       Income taxes                                                          $   1,411                  1,814
========================================================================================================================
Supplemental noncash investing activity:
   Joint-venture interest acquired:
       Fair value of assets acquired                                         $  51,305                   ---
       Fair value of liabilities assumed                                       (47,870)                  ---
- ------------------------------------------------------------------------------------------------------------------------
       Net cash payment                                                      $   3,435                   ---
========================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

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

(3)     Income Taxes

        Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 32% and 33% for the quarters ended June 30, 1996 and 1995, respectively.

 (4)    Acquisition of Marine Joint-Venture

        On May 31, 1996 the company acquired for $12.4 million cash the remaining 50.1% equity interest in 22 of 29 safety/standby vessels previously owned and operated by joint-venture companies in the North Sea. The acquisition was accounted for by the purchase method and accordingly, the fair value of the assets acquired and liabilities assumed and results of operations have been included in the condensed consolidated financial statements effective June 1, 1996.

 (5)    New Accounting Pronouncements

        On April 1, 1996 the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption had no impact on the company's results of operations or financial position.

        On April 1, 1996 the company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting

        Principles Board Opinion No. 25 and, accordingly, adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-based Compensation."

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
      of Tidewater Inc.:


We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 1996 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 29, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996 is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





KPMG PEAT MARWICK LLP

New Orleans, Louisiana
July 17, 1996

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



The company provides services and equipment to the international energy industry through its marine and compression divisions. Company revenues, net earnings and cash flows from operations are dependent upon activity levels of the marine vessel fleet and the natural gas compression rental fleet. Activity levels for the marine vessel fleet and the natural gas compression rental fleet are ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

MARINE DIVISION

The Marine division provides a diverse range of services and equipment to the offshore oil and gas industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs principally consist of crew costs, repair and maintenance, insurance, fuel, lube and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified given the vessel's age, and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of the Marine division and provide a breakdown of Marine operating profit for the quarters ended June 30, 1996 and 1995 and March 31, 1996.

                                                                                   (In thousands)
- ------------------------------------------------------------------------------------------------------------------------
                                                                         June                           March
                                                             ---------------------------               -------
                                                                1996              1995                  1996
- ------------------------------------------------------------------------------------------------------------------------
Revenues:
 Owned and chartered vessels:
    United States                                            $   68,196           56,454               62,868
    International                                                70,353           63,464               68,403
- ------------------------------------------------------------------------------------------------------------------------
                                                                138,549          119,918              131,271
 Brokered vessels, shipyard sales and other                       8,090            8,136                4,260
- ------------------------------------------------------------------------------------------------------------------------
                                                                146,639          128,054              135,531
- ------------------------------------------------------------------------------------------------------------------------
Expenses:
 Owned and chartered vessels:
    Crew costs                                                   37,884           34,524               36,849
    Repair and maintenance                                       26,658           22,199               23,778
    Insurance                                                     7,931            8,143                8,881
    Fuel, lube and supplies                                       7,181            5,771                6,262
    Other                                                         4,787            4,722                5,658
- ------------------------------------------------------------------------------------------------------------------------
                                                                 84,441           75,359               81,428
 Brokered vessels, shipyard sales and other                       6,775            6,625                3,400
- ------------------------------------------------------------------------------------------------------------------------
                                                                 91,216           81,984               84,828
- ------------------------------------------------------------------------------------------------------------------------
Operating margins                                             $  55,423           46,070               50,703
========================================================================================================================
For owned and chartered vessels:
- -------------------------------
 Operating margins as a percent
    of revenues                                                    39.1%            37.2%                38.0%
 Percentage rise in operating costs
    compared to same period of prior
    fiscal year                                                    12.1%             8.0%                14.0%
========================================================================================================================
Marine operating profit:
 Owned and chartered vessels:
    United States                                              $ 15,862            8,513               12,380
    International                                                16,349           12,823               14,496
- ------------------------------------------------------------------------------------------------------------------------
                                                                 32,211           21,336               26,876
 Gains from asset sales                                             716            3,115                  625
 Brokered vessels, shipyard sales and other                       1,118            1,356                  629
- ------------------------------------------------------------------------------------------------------------------------
                                                               $ 34,045           25,807               28,130
========================================================================================================================


Current quarter operating margins rose above fiscal 1996 first and fourth quarter levels as a result of higher fleet utilization and higher average vessel day rates for supply and towing-supply vessels working in the U.S. Gulf of Mexico. Higher crew and repair and maintenance costs partially offset the growth in operating margins. Higher utilization of the domestic-based vessel fleet is the result of increased demand for offshore marine services due to increased natural gas drilling and exploration activity in the U.S. Gulf of Mexico. Significantly higher average vessel day rates for supply and towing-supply vessels working in the U.S. Gulf of Mexico resulted from a much more favorable supply/demand relationship for offshore marine services.

Higher crew costs are the result of increased fleet activity and higher repair and maintenance costs are the result of a greater number of vessel drydockings.

Marine fleet utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Utilization of the domestic-based vessel fleet is primarily influenced by offshore activity related to the exploration and production of natural gas in the U.S. Gulf of Mexico, whereas, utilization of the international-based vessel fleet is primarily influenced by offshore activity related to the exploration and production of oil.

Marine vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates.

The following two tables compare day-based Marine fleet utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 1996 and 1995 and for the quarter ended March 31, 1996:


                                                                           June                         March
                                                                 ------------------------              -------
                                                                  1996              1995                 1996
- ------------------------------------------------------------------------------------------------------------------------
UTILIZATION:
- -----------
 Domestic-based fleet (in U.S. waters):
 --------------------
    Towing-supply/supply                                           91.3%            86.8                 91.1
    Crew/utility                                                   90.9             81.7                 80.1
    Offshore tugs                                                  62.4             47.9                 58.4
    Other                                                          48.8             44.9                 43.3
    Total                                                          83.6%            77.0                 81.0

 International-based fleet (not in U.S. waters):
 -------------------------
    Towing-supply/supply                                           87.5%            86.7                 85.3
    Crew/utility                                                   90.5             86.6                 86.6
    Offshore tugs                                                  75.4             72.2                 76.1
    Safety/standby                                                 84.4             ---                  ---
    Other                                                          76.2             37.3                 77.5
    Total                                                          84.0%            76.1                 82.6

 Worldwide fleet:
 ---------------
    Towing-supply/supply                                           89.2%            86.8                 87.9
    Crew/utility                                                   90.7             83.6                 82.8
    Offshore tugs                                                  69.7             60.6                 69.0
    Safety/standby                                                 84.4             ---                  ---
    Other                                                          69.7             38.9                 69.9
    Total                                                          83.8%            76.5                 81.9
========================================================================================================================

                                                                          June                         March
                                                                ------------------------              -------
                                                                  1996             1995                 1996
- ------------------------------------------------------------------------------------------------------------------------
AVERAGE VESSEL DAY RATES:
- ------------------------
 Domestic-based fleet (in U.S. waters):
 --------------------
    Towing-supply/supply                                         $4,278            3,351                3,880
    Crew/utility                                                  1,424            1,343                1,357
    Offshore tugs                                                 4,994            5,220                5,162
    Other                                                         3,158            3,118                2,762
    Total                                                        $3,773            3,115                3,492

 International-based fleet (not in U.S. waters):
 -------------------------
    Towing-supply/supply                                         $3,695            3,644                3,713
    Crew/utility                                                  1,728            1,884                1,712
    Offshore tugs                                                 2,708            2,635                2,906
    Safety/standby                                                5,194             ---                  ---
    Other                                                           719              726                  631
    Total                                                        $2,939            3,025                2,895

 Worldwide fleet:
 ---------------
    Towing-supply/supply                                         $3,965            3,507                3,791
    Crew/utility                                                  1,562            1,567                1,514
    Offshore tugs                                                 3,602            3,609                3,674
    Safety/standby                                                5,194             ---                  ---
    Other                                                         1,123            1,298                  923
    Total                                                        $3,298            3,067                3,153
========================================================================================================================

Fluctuation of average vessel day rates for the international-based fleet for the periods shown above is the result of the mix of vessels working.

Additional investment in the vessel fleet for the current quarter totaled $9.3 million. At the end of the quarter two offshore tugs were purchased for $4.7 million with the remaining amount being used for additions and/or modifications to the existing vessel fleet. During the current quarter the remaining 50.1% equity interest in 22 of 29 vessels being operated previously through joint-venture companies in the North Sea was acquired and increased the size of the international-based fleet. In prior periods these vessels were classified as joint-venture owned. The average size of the domestic-based fleet fell from June 1995 to June 1996 as a result of the sale of vessels and the return of vessels to their owners which were previously leased. During the current quarter several vessels were withdrawn from active fleet service due to age and anticipated high repair and maintenance costs. The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 1996 and 1995 and for the quarter ended March 31, 1996:

                                                                                  Average Number of Vessels
                                                                                   During Quarter Ended
                                                                             June 30,                March 31,
- ------------------------------------------------------------------------------------------------------------------------
                                                                       1996            1995             1996
                                                                       ----            ----             ----
Domestic-based fleet:
- --------------------
    Towing-supply/supply                                               139             150              143
    Crew/utility                                                        43              52               49
    Offshore tugs                                                       41              44               39
    Other                                                               15              13               14
- ------------------------------------------------------------------------------------------------------------------------
    Total                                                              238             259              245
- ------------------------------------------------------------------------------------------------------------------------
 International-based fleet:
 -------------------------
    Towing-supply/supply                                               169             170              173
    Crew/utility                                                        35              34               36
    Offshore tugs                                                       53              48               57
    Safety/standby                                                       9            ---              ---
    Other                                                               47              51               48
- ------------------------------------------------------------------------------------------------------------------------
    Total                                                              313             303              314
- ------------------------------------------------------------------------------------------------------------------------
    Owned or chartered vessels
       included in marine revenues                                     551             562              559
    Vessels withdrawn from
       active service                                                   24              18               15
    Joint-venture owned vessels                                         66              76               76
- ------------------------------------------------------------------------------------------------------------------------
       Total                                                           641             656              650
========================================================================================================================
 Worldwide fleet:
 ---------------
    Towing-supply/supply                                               351             358              355
    Crew/utility                                                        91              95               93
    Offshore tugs                                                      100              95               98
    Safety/standby                                                      24              29               29
    Other                                                               75              79               75
- ------------------------------------------------------------------------------------------------------------------------
    Total                                                              641             656              650
========================================================================================================================


COMPRESSION DIVISION

The Compression division provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are determined, for the most part, by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and natural gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from period-to- period and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long- term growth in operating expenses will occur primarily as a result of increased fleet size and general inflationary factors.

Compression division operating profit is primarily determined by operating margins from rental gas compression operations.

The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense), operating margins and related statistics for gas compression operations for the quarters ended June 30, 1996 and 1995 and for the quarter ended March 31, 1996.

                                                                (In thousands, except statistics)
- ------------------------------------------------------------------------------------------------------------------------
                                                                         June                         March
                                                               -------------------------           ----------
                                                                  1996            1995                 1996
- ------------------------------------------------------------------------------------------------------------------------
Revenues:
 Rentals                                                        $17,802          18,492               18,324
 Repair, service and other                                        1,298           1,572                  971
- ------------------------------------------------------------------------------------------------------------------------
                                                                 19,100          20,064               19,295
- ------------------------------------------------------------------------------------------------------------------------
Expenses:
 Wages and benefits                                               2,919           3,053                2,992
 Repairs and maintenance                                          3,240           3,285                3,762
 Other                                                            2,003           2,048                2,089
- ------------------------------------------------------------------------------------------------------------------------
                                                                  8,162           8,386                8,843
- ------------------------------------------------------------------------------------------------------------------------
  Operating margins                                             $10,938          11,678               10,452
========================================================================================================================
Operating margins as a percent
 of revenues                                                       57.3%           58.2%                54.2%
========================================================================================================================
Horsepower based statistics:
 Utilization                                                       75.5%           72.3%                75.1%
 Average monthly rental rate                                   $  16.58           17.92                16.80
 Average fleet size                                             472,108         475,757              470,030
========================================================================================================================

Compared to the corresponding quarter of fiscal 1996, fiscal 1997 first quarter operating margins were negatively affected due to a drop in rental revenues. Rental revenues for the current quarter fell below the fiscal 1996 first quarter because greater market competition forced down rental rates which offset the positive effect of higher utilization. Operating margins for the current quarter were higher than the prior quarter due to lower repair and maintenance expense. Fiscal 1996 fourth quarter repair and maintenance expense included costs related to the preparation of equipment for new jobs.

The Compression division also designs, fabricates and installs engineered compressor systems and sells, primarily to its customers, related parts and equipment. The following table compares revenues, costs of sales and sales margins for equipment and parts sales for the quarters ended June 30, 1996 and 1995 and for the quarter ended March 31, 1996.

                                                                                   (In thousands)
- -------------------------------------------------------------------------------------------------------------
                                                                          June                         March
                                                              -------------------------              --------
                                                                1996             1995                  1996
- -------------------------------------------------------------------------------------------------------------
Revenues                                                        $10,155           6,975                6,341
Costs of sales                                                    8,726           5,521                5,090
- -------------------------------------------------------------------------------------------------------------
    Gross profit margins                                        $ 1,429           1,454                1,251
=============================================================================================================
Gross profit margins as a percent
    of revenues                                                    14.1%           20.8%                19.7%
=============================================================================================================

Fluctuations in the level of equipment and parts sales for the periods presented are due to the timing of sales of engineered products. Fluctuations in gross profit margin percentages are the result of competitive market forces. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

During the current quarter the Compression division disposed of all of its air rental equipment which generated proceeds of $3.5 million and resulted in a gain of $.5 million. Revenues from the rental of air equipment for the quarter ended June 30, 1996 were $.7 million. Additional investment in the natural gas compression rental fleet during the current quarter was $3.5 million and was primarily for modifications of existing equipment to meet customer requirements.

CORPORATE

On May 31, 1996 the company acquired for $12.4 million cash the remaining 50.1% equity interest in 22 of 29 safety/standby vessels previously owned and operated by joint-venture companies in the North Sea. The acquisition was accounted for by the purchase method, and accordingly the fair value of the assets acquired and liabilities assumed and results of operations have been included in the condensed consolidated financial statements effective June 1, 1996.

Financing activities for the quarter ended June 30, 1996 consumed less cash than for the corresponding quarter of fiscal 1996 due to lower principal payments on long-term debt. Current quarter payments on long-term debt were primarily for the repayment, prior to maturity, of outstanding bank debts assumed in connection with the purchase of the remaining equity in the joint-venture companies in the North Sea. Lower interest expense in the current quarter compared to fiscal 1996's first quarter is due to the fiscal 1996 fourth quarter prepayments of debt assumed in connection with the fiscal 1996 fourth quarter merger with Hornbeck Offshore Services Inc.

General and administrative expenses for the quarters ended June 30, 1996 and 1995 and for the quarter ended March 31, 1996 consist of the following components:

                                                                                   (In thousands)
- ------------------------------------------------------------------------------------------------------------------------
                                                                          June                           March
                                                               -------------------------                ------
                                                                  1996             1995                   1996
- ------------------------------------------------------------------------------------------------------------------------
 Personnel                                                      $ 8,801            8,480                9,298
 Office and property                                              2,641            2,365                2,638
 Sales and marketing                                                933              852                  937
 Professional services                                            1,268            1,071                1,362
 Other                                                            1,432            1,746                1,361
- ------------------------------------------------------------------------------------------------------------------------
                                                                $15,075           14,514               15,596
========================================================================================================================


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

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

A. At page 18 of this report is the index for those exhibits required to be filed as a part of this report.

B. The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TIDEWATER INC.
                                        ----------------------------------------
                                        (Registrant)




Date:  July 23, 1996                    /s/ William C. O'Malley
                                        ----------------------------------------
                                        William C. O'Malley
                                        Chairman of the Board, President
                                        and Chief Executive Officer




Date:  July 23, 1996                    /s/ Ken C. Tamblyn
                                        ----------------------------------------
                                        Ken C. Tamblyn
                                        Executive Vice President and
                                        Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit
Number
- --------
11        Statement - Computation of Per Share Earnings

27        Financial Data Schedule