Form 10-Q
period 1996-09-30
TIDEWATER INC
filed 1996-10-22
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended September 30, 1996

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

                                    to
----------------------------------      ----------------------------------------


                         Commission file number 1-6311
                                                ------

                               TIDEWATER INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



         DELAWARE                                               72-0487776
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)



       1440 Canal Street, Suite 2100, New Orleans, Louisiana    70112
--------------------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code:      (504) 568-1010
                                                     ---------------------------

                               NOT APPLICABLE
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.


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


62,026,097 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 21, 1996. Registrant has no other class of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

---------------------------------------------------------------------------------------------
                                                               September 30,       March 31,
ASSETS                                                            1996               1996
---------------------------------------------------------------------------------------------
Current assets:
 Cash, including temporary cash investments                    $     28,114           28,768
 Marketable securities                                                6,188            ---
 Trade and other receivables                                        170,907          144,472
 Inventories                                                         32,983           31,346
 Other current assets                                                 3,771            4,350
---------------------------------------------------------------------------------------------
    Total current assets                                            241,963          208,936
---------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                            19,748           35,861
Properties and equipment:
 Marine equipment                                                 1,270,637        1,210,876
 Compression equipment                                              316,376          324,069
 Other                                                               41,967           41,240
---------------------------------------------------------------------------------------------
                                                                  1,628,980        1,576,185
 Less accumulated depreciation                                      926,140          916,412
---------------------------------------------------------------------------------------------
    Net properties and equipment                                    702,840          659,773
Other assets                                                         73,216           73,630
---------------------------------------------------------------------------------------------
                                                               $  1,037,767          978,200
=============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current liabilities:
 Current maturities of long-term debt                                 ---              2,934
 Accounts payable and accrued expenses                               76,242           70,546
 Accrued property and liability losses                               14,347           10,844
 Income taxes                                                         5,491            1,356
---------------------------------------------------------------------------------------------
       Total current liabilities                                     96,080           85,680
---------------------------------------------------------------------------------------------
Deferred income taxes                                                81,728           76,579
Accrued property and liability losses                                33,009           34,206
Other liabilities and deferred credits                               45,316           42,985
Stockholders' equity:
 Common stock of $.10 par value; issued
    62,022,356 shares at September and
    61,882,695 shares at March                                        6,202            6,188
 Additional paid-in capital                                         423,688          421,655
 Retained earnings                                                  363,012          322,736
 Unrealized investment gain                                             128            ---
---------------------------------------------------------------------------------------------
                                                                    793,030          750,579
 Less:
 Cumulative foreign currency translation adjustment                  10,427           10,771
 Deferred compensation - restricted stock                               969            1,058
---------------------------------------------------------------------------------------------
         Total stockholders' equity                                 781,634          738,750
---------------------------------------------------------------------------------------------
                                                               $  1,037,767          978,200
=============================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

---------------------------------------------------------------------------------------------------------------
                                                     Quarter Ended                        Six Months Ended
                                                      September 30,                        September 30,
                                                     --------------                       ----------------
                                                 1996               1995               1996              1995
---------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                     $      167,691            132,726            314,330           260,780
   Compression operations                        26,181             28,034             55,436            55,073
---------------------------------------------------------------------------------------------------------------
                                                193,872            160,760            369,766           315,853
---------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Marine operations                             96,579             79,834            187,795           161,818
   Compression operations                        14,625             14,870             31,513            28,777
   Depreciation                                  20,816             20,733             40,833            41,379
   General and administrative                    15,823             14,241             30,898            28,755
---------------------------------------------------------------------------------------------------------------
                                                147,843            129,678            291,039           260,729
---------------------------------------------------------------------------------------------------------------
                                                 46,029             31,082             78,727            55,124
Other income (expenses):
   Foreign exchange loss                           (397)               (29)              (254)             (210)
   Gains on sales of assets                         561              1,163              1,995             4,552
   Equity in net earnings of
      unconsolidated companies                    1,176              1,940              2,419             3,036
   Minority interests                              (162)              (298)              (340)             (765)
   Interest and miscellaneous income              1,345              1,218              2,256             1,882
   Interest and other debt costs                   (121)            (1,779)              (534)           (4,244)
---------------------------------------------------------------------------------------------------------------
                                                  2,402              2,215              5,542             4,251
---------------------------------------------------------------------------------------------------------------
Earnings before income taxes                     48,431             33,297             84,269            59,375
Income taxes                                     15,479             10,866             26,947            19,517
---------------------------------------------------------------------------------------------------------------
Net earnings                             $       32,952             22,431             57,322            39,858
===============================================================================================================
Primary and fully-diluted
   earnings per common share:            $          .53                .36                .92               .64
===============================================================================================================
Weighted average common
   shares and equivalents                    62,594,928         62,097,561         62,628,126        62,054,663
===============================================================================================================
Cash dividends declared
   per common share                      $          .15               .125               .275              .225
===============================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

---------------------------------------------------------------------------------------------------------------------
                                                                  Quarter Ended                    Six Months Ended
                                                                  September 30,                     September 30,
                                                               --------------------           -----------------------
                                                               1996            1995             1996           1995
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities               $     43,109           41,051           88,776         83,635
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                               2,348            5,499            7,427         11,537
   Additions to properties and equipment                     (19,625)         (10,572)         (32,451)       (16,491)
   Purchase of marketable securities                          (6,060)           ---             (6,060)         ---
   Acquisition of joint-venture interest,
      net of cash acquired                                     ---              ---             (3,435)         ---
   Dividends received from unconsolidated
      companies, net of additional
      investments                                                887            2,406            3,830          3,718
   Dividends paid to minority interests                          (66)             (73)            (724)          (899)
   Other                                                       ---               (129)             ---           (385)
---------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                  (22,516)          (2,869)         (31,413)        (2,520)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt                      (17,464)         (24,173)         (43,018)       (65,055)
   Cash dividends paid                                        (9,302)          (6,663)         (17,046)       (11,987)
   Proceeds from issuance of common stock                        317              658            2,047          1,018
   Other                                                       ---                 41              ---             41
---------------------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                  (26,449)         (30,137)         (58,017)       (75,983)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash,
   including temporary cash investments                       (5,856)           8,045             (654)         5,132
Net increase in cash for Hornbeck Offshore
   Services for the quarter ended 3/31/95                      ---              ---                ---          4,980
---------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash
   investments at beginning of period                         33,970           25,341           28,768         23,274
---------------------------------------------------------------------------------------------------------------------
Cash, including temporary cash
   investments at end of period                         $     28,114           33,386           28,114         33,386
=====================================================================================================================
Supplemental disclosure of cash flow
   information:
      Cash paid during the period for:
      Interest                                          $        434            1,369              786          4,304
      Income taxes                                      $     15,179            9,063           16,590         10,877
=====================================================================================================================
Supplemental noncash investing activity:
   Joint-venture interest acquired:
      Fair value of assets acquired                     $      ---              ---             51,305          ---
      Fair value of liabilities assumed                        ---              ---            (47,870)         ---
---------------------------------------------------------------------------------------------------------------------
      Net cash payment                                  $      ---              ---              3,435          ---
=====================================================================================================================

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

(3)  Income Taxes

     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 32% for the quarter and six-month period ended September 30, 1996. For the quarter and six-month period ended September 30, 1995 the effective tax rate was 33%.

     The Internal Revenue Service has notified the company of proposed deficiencies resulting from the audit of the company's 1992 and 1993 tax returns. The company is in the process of preparing its defenses against these claims, and in management's opinion the ultimate outcome of these matters will not have a materially adverse effect on the company's financial position and results of operations.

 (4) Acquisition of Marine Joint-Venture

     During fiscal 1997's first quarter the company acquired the remaining 50.1% equity interest in 22 of 29 safety/standby vessels previously owned and operated by joint-venture companies in the North Sea. The acquisition was accounted for as a purchase and accordingly, the fair value of the assets acquired and liabilities assumed and results of operations have been included in the condensed consolidated financial statements effective June 1, 1996.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders of Tidewater Inc.:

We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 1996 and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
October 18, 1996

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

MARINE DIVISION

The Marine division provides a diverse range of services and equipment to the offshore oil and gas industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs consist primarily of crew costs, repair and maintenance, insurance, fuel, lube and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of the Marine division's owned and operated vessel fleet for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1996:

                                                                                                        Quarter
                                                  Quarter Ended               Six Months Ended           Ended
                                                  September 30,                 September 30,           June 30,
                                                  -------------               -----------------         --------
        (in thousands)                         1996           1995           1996           1995         1996
----------------------------------------------------------------------------------------------------------------
Revenues:
  United States                             $ 79,227         59,497        147,423        115,951        68,196
  International                               79,126         66,273        149,479        129,737        70,353
----------------------------------------------------------------------------------------------------------------
                                             158,353        125,770        296,902        245,688       138,549
----------------------------------------------------------------------------------------------------------------
Expenses:
  Crew costs                                  44,053         37,133         81,937         71,657        37,884
  Repair and maintenance                      22,803         19,056         49,461         41,255        26,658
  Insurance                                    8,383          8,423         16,314         16,566         7,931
  Fuel, lube and supplies                      7,552          5,880         14,733         11,651         7,181
  Other                                        5,975          4,465         10,762          9,187         4,787
----------------------------------------------------------------------------------------------------------------
                                              88,766         74,957        173,207        150,316        84,441
----------------------------------------------------------------------------------------------------------------
Operating margins                           $ 69,587         50,813        123,695         95,372        54,108
================================================================================================================
Operating margin percentages                    43.9%          40.4%          41.7%          38.8%         39.1%
================================================================================================================

Fiscal 1997 second quarter and six-month operating margins climbed above fiscal 1996's respective amounts due to the beneficial effects of higher utilization and average day rates for the worldwide fleet and a larger North Sea fleet outweighing the adverse effect of higher operating expenses. Current quarter operating margins also climbed above the prior quarter amount due to higher utilization and average day rates for the domestic-based fleet and a full quarter's results for the North Sea fleet being partially offset by higher operating expenses. Greater demand and a much more favorable supply/demand relationship for offshore marine services in the U.S. Gulf of Mexico were primarily responsible for the increases in utilization and average day rates for the current quarter and six-month period compared with the respective fiscal 1996 periods, and for the current quarter compared with the prior quarter. A larger North Sea fleet is due to fiscal 1997's first quarter acquisition of several safety/standby vessels. Higher operating expenses for the current quarter and six-month period compared with fiscal 1996's respective periods and for the current quarter compared with the preceding quarter resulted primarily from increased activity for the domestic-based fleet, the expansion of the North Sea fleet and increased costs associated with retaining qualified vessel personnel and attracting and training new vessel personnel. Higher operating expenses for the quarter and six-month period ended September 30, 1996 compared with the quarter and six-month period ended September 30, 1995 were also due to higher repair and maintenance costs resulting from a greater number of vessel drydockings.

Revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of brokered vessels, shipyard and other activities for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1996 were:

                                                                                                       Quarter
                                                  Quarter Ended               Six Months Ended          Ended
                                                  September 30,                 September 30,          June 30,
                                                  -------------               -----------------        --------
          (In thousands)                       1996           1995           1996           1995          1996
----------------------------------------------------------------------------------------------------------------
Revenues                                    $  9,338          6,956         17,428         15,092         8,090
Expenses                                       7,813          4,877         14,588         11,502         6,775
----------------------------------------------------------------------------------------------------------------
Margins                                     $  1,525          2,079          2,840          3,590         1,315
================================================================================================================

Marine division operating profit for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1996 consist of the following:

                                                                                                                 Quarter
                                                          Quarter Ended            Six Months Ended               Ended
                                                          September 30,              September 30,               June 30,
                                                          -------------            -----------------             --------
          (In thousands)                               1996          1995        1996             1995             1996
-------------------------------------------------------------------------------------------------------------------------
Owned and operated vessels:
  United States                                     $ 26,204        12,781      42,066           21,294           15,862
  International                                       18,695        15,767      35,044           28,590           16,349
-------------------------------------------------------------------------------------------------------------------------
                                                      44,899        28,548      77,110           49,884           32,211
Gains from asset sales                                   161         1,111         877            4,226              716
Brokered vessels, shipyard and other                   1,278         1,824       2,396            3,180            1,118
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                    $ 46,338        31,483      80,383           57,290           34,045
=========================================================================================================================

Marine fleet utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Utilization of the domestic-based fleet, which operates in U.S. waters, is primarily influenced by offshore activity related to the exploration, development and production of natural gas in the U.S. Gulf of Mexico; whereas, utilization of the international-based fleet, which operates in waters other than the United States, is primarily influenced by offshore activity related to the exploration, development and production of oil.

Marine vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following two tables compare day-based Marine fleet utilization percentages and average day rates by vessel class and in total for the quarters and six- month periods ended September 30 and for the quarter ended June 30, 1996:

                                                                                                       Quarter
                                                  Quarter Ended               Six Months Ended          Ended
                                                   September 30,               September 30,           June 30,
                                                  -------------               ----------------         ---------
                                                1996           1995          1996           1995          1996
----------------------------------------------------------------------------------------------------------------
UTILIZATION:
-----------
  Domestic-based fleet
  --------------------
  Towing-supply/supply                         90.2%            85.6          90.8           86.2          91.3
  Crew/utility                                 94.1             79.5          92.5           80.6          90.9
  Offshore tugs                                67.0             64.8          64.8           56.2          62.4
  Other                                        61.9             64.8          55.1           54.6          48.8
  Total                                        85.1%            79.9          84.3           78.5          83.6
  International-based fleet
  -------------------------
  Towing-supply/supply                         88.1%            87.9          87.8           87.3          87.5
  Crew/utility                                 85.4             85.0          87.9           85.8          90.5
  Offshore tugs                                70.3             71.2          72.8           71.7          75.4
  Safety/standby                               78.2            ---            79.6          ---            84.4
  Other                                        74.4             48.3          75.3           42.9          76.2
  Total                                        82.1%            78.2          83.0           77.2          84.0
  Worldwide fleet
  ---------------
  Towing-supply/supply                         89.1%            86.9          89.1           86.8          89.2
  Crew/utility                                 90.1             81.7          90.4           82.7          90.7
  Offshore tugs                                68.8             68.4          69.3           64.6          69.7
  Safety/standby                               78.2            ---            79.6          ---            84.4
  Other                                        71.7             51.6          70.7           45.3          69.7
  Total                                        83.3%            79.0          83.6           77.8          83.8
================================================================================================================
AVERAGE VESSEL DAY RATES:
------------------------
  Domestic-based fleet
  ---------------------
  Towing-supply/supply                       $ 5,049          3,495          4,660          3,422         4,278
  Crew/utility                                 1,512          1,354          1,468          1,348         1,424
  Offshore tugs                                5,355          4,584          5,185          4,860         4,994
  Other                                        3,050          2,868          3,100          2,972         3,158
  Total                                      $ 4,317          3,178          4,047          3,147         3,773
  International-based fleet
  --------------------------
  Towing-supply/supply                       $ 3,838          3,670          3,768          3,657         3,695
  Crew/utility                                 1,735          1,767          1,731          1,825         1,728
  Offshore tugs                                2,916          2,705          2,809          2,671         2,708
  Safety/standby                               4,907          ---            4,975          ---           5,194
  Other                                          662            727            690            727           719
  Total                                      $ 3,144          2,987          3,044          3,006         2,939
  Worldwide fleet
  ---------------
  Towing-supply/supply                       $ 4,387          3,590          4,178          3,548         3,965
  Crew/utility                                 1,610          1,526          1,586          1,547         1,562
  Offshore tugs                                3,971          3,498          3,788          3,549         3,602
  Safety/standby                               4,907          ---            4,975          ---           5,194
  Other                                        1,109          1,265          1,116          1,279         1,123
  Total                                      $ 3,639          3,075          3,471          3,071         3,298
================================================================================================================

Additional investment in the vessel fleet for the current six-month period totaled $25.3 million, including the purchases of two towing-supply/supply vessels, two offshore tugs and a crewboat for $14.8 million. The remainder of additions for the current six-month period of $10.5 million were for additions to and/or modifications of the existing vessel fleet. In the prior quarter the remaining 50.1% equity interest in 22 of 29 safety/standby vessels, previously operated by joint-venture companies in the North Sea, was acquired and increased the size of the international-based fleet. In prior periods these vessels were classified as joint-venture owned. The average size of the domestic-based fleet fell from September 1995 to September 1996 due to vessel sales, the return of previously leased vessels to their owners and the withdrawal of several vessels from active service in fiscal 1997's first quarter because of age and anticipated higher repair and maintenance costs. The following table compares the average number of vessels by class and geographic distribution for the quarters and six- month periods ended September 30 and for the quarter ended June 30, 1996:

                                                           Quarter                 Six Months          Quarter
                                                            Ended                    Ended              Ended
                                                          September 30,            September 30,       June 30,
---------------------------------------------------------------------------------------------------------------
                                                    1996          1995        1996         1995          1996
                                                    ----          ----        ----         ----          ----
Domestic-based fleet:
--------------------
 Towing-supply/supply                                137           148         138          149            139
 Crew/utility                                         42            52          42           52             43
 Offshore tugs                                        43            42          42           43             41
 Other                                                13            13          14           13             15
---------------------------------------------------------------------------------------------------------------
 Total                                               235           255         236          257            238
---------------------------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
 Towing-supply/supply                                169           170         168          170            169
 Crew/utility                                         36            35          36           35             35
 Offshore tugs                                        53            52          53           50             53
 Safety/standby*                                      26           ---          19          ---              9
 Other                                                49            51          47           51             47
---------------------------------------------------------------------------------------------------------------
 Total                                               333           308         323          306            313
---------------------------------------------------------------------------------------------------------------
 Owned or chartered vessels
    included in marine revenues                      568           563         559          563            551
 Vessels withdrawn from active service                22            15          23           15             24
 Joint-venture owned vessels                          47            76          57           76             66
---------------------------------------------------------------------------------------------------------------
    Total                                            637           654         639          654            641
===============================================================================================================
Worldwide fleet:
---------------
 Towing-supply/supply                                345           355         349          356            351
 Crew/utility                                         89            96          89           96             91
 Offshore tugs                                       102            97         101           96            100
 Safety/standby*                                      26            29          26           29             24
 Other                                                75            77          74           77             75
---------------------------------------------------------------------------------------------------------------
 Total                                               637           654         639          654            641
===============================================================================================================

* Change in number of vessels is the result of the company's acquisition of the remaining 50.1% interest in a North Sea joint venture effective
    June 1, 1996.

COMPRESSION DIVISION

The Compression division provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are determined, for the most part, by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and natural gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from period-to- period and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long- term growth in operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Compression division operating profit is primarily determined by operating margins from rental gas compression operations. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense), operating margins and related statistics for gas compression operations for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1996.

                                                                                                        Quarter
                                                    Quarter Ended             Six Months Ended           Ended
                                                    September 30,               September 30,           June 30,
                                                   ---------------            ----------------          --------
      (In thousands, except statistics)        1996           1995           1996            1995         1996
----------------------------------------------------------------------------------------------------------------
Revenues:
  Rentals                                    $17,995         18,193         35,797         36,685        17,802
  Repair, service and other                      677          1,633          1,975          3,205         1,298
----------------------------------------------------------------------------------------------------------------
                                              18,672         19,826         37,772         39,890        19,100
----------------------------------------------------------------------------------------------------------------
Expenses:
  Wages and benefits                           3,054          3,042          5,973          6,095         2,919
  Repairs and maintenance                      3,243          3,106          6,483          6,391         3,240
  Other                                        1,953          2,082          3,956          4,130         2,003
----------------------------------------------------------------------------------------------------------------
                                               8,250          8,230         16,412         16,616         8,162
----------------------------------------------------------------------------------------------------------------
  Operating margins                          $10,422         11,596         21,360         23,274        10,938
================================================================================================================
Operating margin percentages                    55.8%          58.5%          56.5%          58.3%         57.3%
================================================================================================================
Horsepower based statistics:
  Utilization                                   76.3%          71.9%          75.8%          72.1%         75.5%
  Average monthly rental rate                 $16.75          17.79          16.67          17.86         16.58
  Average fleet size                         468,449        473,887        470,278        474,853       472,108
================================================================================================================

Compared to the corresponding quarter of fiscal 1996, fiscal 1997 second quarter and six-month operating margins fell as a result of increased competition which weakened rental rates and entirely offset the positive effect of higher utilization.

The Compression division also designs, fabricates and installs engineered compressor systems and sells related parts and equipment. The following table compares revenues, costs of sales and sales margins for equipment and parts sales for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1996:

                                                                                                         Quarter
                                                   Quarter Ended               Six Months Ended           Ended
                                                   September 30,                 September 30,           June 30,
                                                   -------------               ---------------          --------
            (In thousands)                     1996           1995           1996            1995         1996
----------------------------------------------------------------------------------------------------------------
Revenues                                      $7,509          8,208         17,664         15,183        10,155
Costs of sales                                 6,375          6,640         15,101         12,161         8,726
----------------------------------------------------------------------------------------------------------------
      Gross profit margins                    $1,134          1,568          2,563          3,022         1,429
================================================================================================================
Gross profit margin percentages                 15.1%          19.1%          14.5%          19.9%         14.1%
================================================================================================================

Fluctuations in the level of equipment and parts sales for the periods presented are due to the timing of sales of engineered products. Fluctuations in gross profit margin percentages are the result of competitive market forces. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

Additional investment in the natural gas compression rental fleet for the current year-to-date period was $7.2 million and was primarily for modifications of existing equipment to meet customer requirements. During the first quarter of fiscal 1997 the Compression division disposed of all of its air rental equipment which generated proceeds of $3.5 million and a gain of $.5 million. Revenues from the rental of air equipment for the six-month period ended September 30, 1996 were $.7 million. Gains from sales of assets, excluding air rental equipment, for the current quarter and six-month period were $.4 million and $.6 million, respectively. Gains from sales of assets for the corresponding quarter and six-month period of fiscal 1996 contributed nominally to division operating profits.

CORPORATE

Fiscal 1997 second quarter and six-month financing activities consumed less cash compared with the respective fiscal 1996 periods due to lower principal payments on long-term debt. Principal payments on long-term debt during the current quarter and six-month periods were primarily for the repayment, prior to maturity, of outstanding debt assumed in connection with the purchase of the remaining equity in the joint-venture companies in the North Sea. Interest expense in the quarter and six-month periods ended September 30, 1996 was lower than the corresponding fiscal 1996 periods as a result of the fiscal 1996 fourth quarter prepayments of debt assumed in connection with the fiscal 1996 fourth quarter merger with Hornbeck Offshore Services, Inc.

General and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1996 consist of the following:

                                                                                                        Quarter
                                                    Quarter Ended               Six Months Ended         Ended
                                                    September 30,                 September 30,         June 30,
                                                   ---------------              ---------------         --------
          (In thousands)                       1996           1995           1996            1995         1996
----------------------------------------------------------------------------------------------------------------
Personnel                                   $  9,384          8,221         18,185         16,701         8,801
Office and property                            2,867          2,475          5,508          4,840         2,641
Sales and marketing                            1,066            700          1,999          1,552           933
Professional services                          1,357            991          2,625          2,062         1,268
Other                                          1,149          1,854          2,581          3,600         1,432
----------------------------------------------------------------------------------------------------------------
                                             $15,823         14,241         30,898         28,755        15,075
================================================================================================================

CURRENCY FLUCTUATIONS AND INFLATION

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risks. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars.

Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company's operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As this spending increases, prices of goods and services used by the oil and gas industry and the energy services industry will increase. Future improvements in vessel day rates and compressor rental rates may buffer the company from the inflationary effects on operating costs.


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

                          PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

A. The Annual Meeting of Stockholders of the Company was held in New Orleans, Louisiana on July 25, 1996.

B. Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

                                                Nominee or Director
                                                Continuing in Office
                                                --------------------
Robert H. Boh                                   Nominee

Donald T. Bollinger                             Nominee

Larry T. Hornbeck                               Nominee

Hugh J. Kelly                                   Nominee

Arthur R. Carlson                               Director Continuing in Office

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

Paul W. Murrill                                 Director Continuing in Office

Lester Pollack                                  Director Continuing in Office

J. Hugh Roff, Jr.                               Director Continuing in Office

C. The Company's Stockholders voted as follows with respect to the proposals presented at the meeting:

    1. Robert H. Boh was elected director with 52,234,321 votes cast for and 400,629 votes withheld;

    2. Donald T. Bollinger was elected director with 51,947,559 votes cast for and 687,391 votes withheld;

    3. Larry T. Hornbeck was elected director with 51,090,870 votes cast for and 1,554,079 votes withheld;

    4. Hugh J. Kelly was elected director with 52,217,972 votes cast for and 416,978 votes withheld; and

    5. The selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending March 31, 1997 was ratified with 52,581,949 votes cast for, 10,550 votes against and 42,451 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

A. At page 15 of this report is the index for those exhibits required to be filed as a part of this report.

B. The Company filed a Current Report on Form 8-K dated September 19, 1996 which disclosed its Board of Directors adopted an updated Rights Plan designed to supersede a Rights Plan originally adopted April 1990. As with its previously adopted Rights Plan, the new Rights Plan is intended to protect stockholder interests in the event the company becomes the subject of a takeover initiative that would deny the company's stockholders the full value of their investment. The new Rights, which will be issued to each common stockholder of record on October 1, 1996, will be exercisable only if a person acquires, or announces a tender offer which would result in ownership of, 15 percent or more of the company's common stock. The board of directors will be authorized in certain circumstances to lower this 15 percent threshold to not less than 10 percent. The initial exercise price will be $160.00 per Right. The Rights will expire on November 1, 2006, unless redeemed or exchanged at an earlier date.

                                 EXHIBIT INDEX


Exhibit
Number                     Description
------                     -----------
10.1     Change of Control Agreement dated September 30, 1996 between the Company and  William C. O'Malley.

10.2     Form of Change of Control Agreement dated September 30, 1996 between the Company and four executive officers.

10.3     Form of Change of Control Agreement dated September 30, 1996 between the Company and seven officers.

11       Statement - Computation of Per Share Earnings

27       Financial Data Schedule

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




                                TIDEWATER INC.
                                -----------------------------------------
                                (Registrant)




Date: October 21, 1996               /s/ William C. O'Malley
                                -----------------------------------------
                                William C. O'Malley
                                Chairman of the Board, President and
                                Chief Executive Officer





Date: October 21, 1996               /s/ Ken C. Tamblyn
                                -----------------------------------------
                                Ken C. Tamblyn
                                Executive Vice President and
                                Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                     Description
------                     -----------
10.1     Change of Control Agreement dated September 30, 1996 between the Company and  William C. O'Malley.

10.2     Form of Change of Control Agreement dated September 30, 1996 between the Company and four executive officers.

10.3     Form of Change of Control Agreement dated September 30, 1996 between the Company and seven officers.

11       Statement - Computation of Per Share Earnings

27       Financial Data Schedule