Form 10-Q
period 1996-12-31
TIDEWATER INC
filed 1997-01-21
CIK 98222

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.   20549

                                     FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended December 31, 1996
                                                           -----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

                                      to
--------------------------------------  ---------------------------------------

                           Commission file number 1-6311
                                                  ------

                                  TIDEWATER INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

      DELAWARE                            72-0487776
-------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)

      1440 Canal Street, Suite 2100, New Orleans, Louisiana    70112
-------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (504) 568-1010
                                                    ---------------------------

                                  NOT APPLICABLE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        YES   X       NO ______
                                           ______

60,578,695 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 21, 1997. Registrant has no other class of common stock outstanding.

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
------------------------------------------------------------------------------------
                                                      December 31,     March 31,
ASSETS                                                  1996             1996
------------------------------------------------------------------------------------
Current assets:
   Cash, including temporary cash investments        $     11,286         28,768
   Marketable securities                                   41,687          ---
   Trade and other receivables                            182,958        144,472
   Inventories                                             34,250         31,346
   Other current assets                                     3,430          4,350
------------------------------------------------------------------------------------
     Total current assets                                 273,611        208,936
------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                20,668         35,861
Properties and equipment:
   Marine equipment                                     1,269,836      1,210,876
   Compression equipment                                  321,466        324,069
   Other                                                   40,455         41,240
------------------------------------------------------------------------------------
                                                        1,631,757      1,576,185
   Less accumulated depreciation                          939,972        916,412
------------------------------------------------------------------------------------
     Net properties and equipment                         691,785        659,773
Other assets                                               71,326         73,630
------------------------------------------------------------------------------------
                                                       $1,057,390        978,200
====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------
Current liabilities:
   Current maturities of long-term debt                      ---           2,934
   Accounts payable and accrued expenses                   82,229         70,546
   Accrued property and liability losses                   13,168         10,844
   Income taxes                                             3,995          1,356
------------------------------------------------------------------------------------
       Total current liabilities                           99,392         85,680
------------------------------------------------------------------------------------
Deferred income taxes                                      91,100         76,579
Accrued property and liability losses                      29,306         34,206
Other liabilities and deferred credits                     50,727         42,985
Stockholders' equity:
   Common stock of $.10 par value; issued
     61,400,819 shares at December and
     61,882,695 shares at March                             6,140          6,188
   Additional paid-in capital                             395,119        421,655
   Retained earnings                                      396,876        322,736
------------------------------------------------------------------------------------
                                                          798,135        750,579
   Less:
   Cumulative foreign currency translation adjustment      10,312         10,771
   Deferred compensation - restricted stock                   925          1,058
   Unrealized investment loss                                  33           ---
------------------------------------------------------------------------------------
Total stockholders' equity                                786,865        738,750
------------------------------------------------------------------------------------
                                                       $1,057,390        978,200
====================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.


TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
------------------------------------------------------------------------------------
                                  Quarter Ended              Nine Months Ended
                                    December 31,                December 31,
                               ------------------------    -------------------------
                                    1996         1995         1996         1995
------------------------------------------------------------------------------------
Revenues:
 Marine operations             $   184,133      135,891      498,463      396,671
 Compression operations             28,296       30,536       83,732       85,609
------------------------------------------------------------------------------------
                                   212,429      166,427      582,195      482,280
------------------------------------------------------------------------------------
Costs and expenses:
 Marine operations                  98,290       81,662      286,085      243,480
 Compression operations             16,039       16,826       47,552       45,603
 Depreciation                       20,583       20,247       61,416       61,626
 General and administrative         16,313       14,997       47,211       43,752
------------------------------------------------------------------------------------
                                   151,225      133,732      442,264      394,461
------------------------------------------------------------------------------------
                                    61,204       32,695      139,931       87,819
Other income (expenses):
 Foreign exchange gain (loss)           71         (374)        (183)        (584)
 Gains on sales of assets              961        2,060        2,956        6,612
 Equity in net earnings of
   unconsolidated companies          1,288        1,563        3,707        4,599
 Minority interests                   (200)        (160)        (540)        (925)
 Interest and miscellaneous income   1,410        1,237        3,666        3,119
 Interest and other debt costs        (126)      (1,220)        (660)      (5,464)
------------------------------------------------------------------------------------
                                     3,404        3,106        8,946        7,357
------------------------------------------------------------------------------------
Earnings before income taxes        64,608       35,801      148,877       95,176
Income taxes                        21,438       11,614       48,385       31,131
------------------------------------------------------------------------------------
Net earnings                   $    43,170       24,187      100,492       64,045
====================================================================================
Primary and fully-diluted
 earnings per common share:$           .68          .39         1.60         1.03
====================================================================================
Weighted average common
 shares and equivalents         62,666,040   62,206,632   62,640,730   62,067,291
====================================================================================
Cash dividends declared
 per common share              $       .15         .125         .425          .35
====================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.


TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
------------------------------------------------------------------------------------
                                         Quarter Ended           Nine Months Ended
                                          December 31,              December 31,
                                        ------------------      --------------------
                                          1996        1995        1996      1995
------------------------------------------------------------------------------------
Net cash provided by operating activities $  65,498    51,226    154,274   134,861
------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of assets               3,890     4,154     11,317    15,691
  Additions to properties and equipment     (13,085)  (13,022)   (45,536)  (29,513)
  Purchases of marketable securities        (35,660)     ---     (41,720)     ---
  Acquisition of joint-venture interest,
    net of cash acquired                       ---       ---      (3,435)     ---
  Dividends received from unconsolidated
    companies, net of additional
    investments                                 485     4,428      4,315     8,146
  Dividends paid to minority interests          (19)      (99)      (743)     (998)
  Other                                        ---          8       ---       (377)
------------------------------------------------------------------------------------
    Net cash used in investing activities   (44,389)   (4,531)   (75,802)   (7,051)
------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt         ---    (49,597)   (43,018) (114,652)
  Purchases of common stock                 (28,667)     ---     (28,667)    ---
  Cash dividends paid                        (9,306)   (6,667)   (26,352)  (18,654)
  Proceeds from issuance of common stock         36       362      2,083     1,380
  Other                                        ---       ---        ---         41
------------------------------------------------------------------------------------
    Net cash used in financing activities   (37,937)  (55,902)   (95,954) (131,885)
------------------------------------------------------------------------------------
Net increase (decrease) in cash,
  including temporary cash investments      (16,828)   (9,207)   (17,482)   (4,075)
Net increase in cash for Hornbeck Offshore
  Services for the quarter ended 3/31/95       ---       ---        ---      4,980
------------------------------------------------------------------------------------
Cash, including temporary cash
  investments at beginning of period         28,114    33,386     28,768    23,274
------------------------------------------------------------------------------------
Cash, including temporary cash
  investments at end of period            $  11,286    24,179     11,286    24,179
====================================================================================
Supplemental disclosure of cash flow
  information:
    Cash paid during the period for:
      Interest                            $     180     1,184        520     5,488
      Income taxes                        $  13,470     8,918     30,060    19,795
====================================================================================
Supplemental noncash investing activity:
  Joint-venture interest acquired:
    Fair value of assets acquired         $    ---       ---      51,305      ---
    Fair value of liabilities assumed          ---       ---     (47,870)     ---
------------------------------------------------------------------------------------
    Net cash payment                      $    ---       ---       3,435      ---
====================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

(3)  Income Taxes

     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rates were 33% and 32% for the quarter and nine-month period ended December 31, 1996, respectively. For the quarter and nine-month period ended December 31, 1995 the effective tax rates were 32% and 33%, respectively.

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

(5)  Share Repurchase Program

     During the current quarter the Board of Directors authorized a share repurchase program whereby the company could purchase in the open market or through privately negotiated transactions up to $200 million of company common stock. The program expires when all authorized funds have been expended or on March 31, 1998, whichever occurs earlier. As of December 31, 1996 the company had expended $28.7 million of available cash on the purchase of 641,500 common shares at an average cost, including broker commissions and fees, of $44.74 per share. All common shares purchased as of December 31, 1996 have been canceled.

(6)  Contingencies

     The Internal Revenue Service has notified the company of proposed deficiencies aggregating approximately $20 million of additional income taxes resulting from audits of the company's 1992 and 1993 tax returns.

     The company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. While the amount, if any, of such claims for which the company ultimately may be held liable is not presently determinable, if the claimants and all similarly situated employees and former employees who might file claims were successful, the aggregate amount of the company's liability could approximate $25 million.

     The company is in the process of defending against these claims and assessments and, in management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

INDEPENDENT AUDITORS' REVIEW REPORT
-----------------------------------


The Board of Directors and Shareholders of Tidewater Inc.:




We have reviewed the condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 1996 and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 29, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived .






KPMG Peat Marwick LLP

New Orleans, Louisiana
January 20, 1997

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                       ------------------------------------

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

MARINE DIVISION
---------------

The Marine division provides a diverse range of services and equipment to the offshore oil and gas industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs consist primarily of crew costs, repair and maintenance, insurance, fuel, lube and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of the Marine division's owned and operated vessel fleet for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1996:

                                                                         Quarter
                                Quarter Ended       Nine Months Ended     Ended
                                 December 31,          December 31,      Sept 30,
                               -----------------    ------------------   --------
         (in thousands)           1996      1995       1996      1995      1996
------------------------------------------------------------------------------------
Revenues:
   United States                $91,602    62,622    239,025   178,573    79,227
   International                 84,720    66,600    234,199   196,337    79,126
------------------------------------------------------------------------------------
                                176,322   129,222    473,224   374,910   158,353
------------------------------------------------------------------------------------
Expenses:
   Crew costs                    46,755    36,512    128,692   108,169    44,053
   Repair and maintenance        22,455    19,534     71,916    60,789    22,803
   Insurance                      8,138     8,552     24,452    25,118     8,383
   Fuel, lube and supplies        8,256     6,509     22,989    18,160     7,552
   Other                          6,144     5,064     16,906    14,251     5,975
------------------------------------------------------------------------------------
                                 91,748    76,171    264,955   226,487    88,766
------------------------------------------------------------------------------------
Operating margins               $84,574    53,051    208,269   148,423    69,587
====================================================================================
Operating margin percentages       48.0%     41.1%      44.0%     39.6%     43.9%
====================================================================================

Current quarter and nine-month operating margins grew 59% and 40% above the respective fiscal 1996 amounts. Current quarter operating margins also rose 22% above the preceding quarter's amount. The substantial growth in operating margins in the current quarter and nine-month period compared with the respective fiscal 1996 periods was the result of higher utilization of a larger international-based fleet and significantly higher day rates for the worldwide fleet partially offset by higher operating costs. The growth in operating margins from the preceding quarter to the current quarter resulted from higher utilization of the international-based fleet and higher day rates for the worldwide fleet partially offset by higher crew costs. A larger international-based fleet is due to fiscal 1997's first quarter acquisition of the remaining 50.1% equity interest in several safety/standby vessels previously operated by joint-venture companies in the North Sea. Higher utilization of the international-based fleet in the current quarter and nine-month period compared with the corresponding fiscal 1996 periods and for the current quarter compared with the preceding quarter is due to greater demand for offshore marine services in certain international locations. Higher day rates for the worldwide vessel fleet in the current quarter and nine-month period compared with the corresponding periods of fiscal 1996 and for the current quarter compared with the preceding quarter is the result of a much more favorable supply/demand relationship for offshore marine services. Current quarter and nine-month operating costs were 20% and 17% higher than the respective fiscal 1996 periods and resulted from the expansion of the North Sea fleet, increased costs associated with retaining qualified vessel personnel and attracting and training new vessel personnel and a greater number of vessel drydockings. Crew costs for the current quarter rose above the prior quarter amount due to higher international fleet utilization and higher costs associated with retaining qualified vessel personnel.

Revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of brokered vessels, shipyard and other activities for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1996 were:

                                                                          Quarter
                                  Quarter Ended       Nine Months Ended    Ended
                                   December 31,          December 31,     Sept 30,
                                -----------------    -------------------  --------
           (In thousands)         1996      1995       1996      1995      1996
------------------------------------------------------------------------------------
Revenues                       $  7,811     6,669     25,239    21,761     9,338
Expenses                          6,542     5,491     21,130    16,993     7,813
------------------------------------------------------------------------------------
Margins                        $  1,269     1,178      4,109     4,768     1,525
====================================================================================

Marine division operating profit for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1996 consist of the following:

                                                                          Quarter
                                Quarter Ended         Nine Months Ended    Ended
                                 December 31,          December 31,       Sept 30,
                                ----------------      ------------------  --------
           (In thousands)         1996      1995       1996      1995      1996
------------------------------------------------------------------------------------
Owned and operated vessels:
   United States                $34,943    13,166     77,009    34,460    26,204
   International                 25,589    17,204     60,633    45,794    18,695
------------------------------------------------------------------------------------
                                 60,532    30,370    137,642    80,254    44,899

Gains from asset sales              682     2,079      1,559     6,305       161
Brokered vessels, shipyard and
  other                           1,098     1,040      3,494     4,220     1,278
------------------------------------------------------------------------------------
Operating profit                $62,312    33,489    142,695    90,779    46,338
====================================================================================

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

Marine vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following two tables compare day-based Marine fleet utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1996:

                                                                          Quarter
                                Quarter Ended       Nine Months Ended      Ended
                                 December 31,          December 31,       Sept 30,
                                -----------------  --------------------   --------
                                  1996      1995       1996      1995      1996
------------------------------------------------------------------------------------
UTILIZATION:
------------
  Domestic-based fleet
  --------------------
   Towing-supply/supply            90.0%     89.9       90.5      87.4      90.2
   Crew/utility                    88.6      83.7       91.2      81.6      94.1
   Offshore tugs                   62.9      67.5       64.1      59.8      67.0
   Other                           50.2      51.3       53.4      53.6      61.9
   Total                           82.4%     83.1       83.7      80.0      85.1
  International-based fleet
  -------------------------
   Towing-supply/supply            90.9%     85.6       88.8      86.7      88.1
   Crew/utility                    80.9      81.5       85.4      84.3      85.4
   Offshore tugs                   79.3      77.4       75.0      73.8      70.3
   Safety/standby                  83.9       ---       81.3       ---      78.2
   Other                           84.4      56.8       78.2      47.5      74.4
   Total                           86.4%     79.1       84.1      77.8      82.1
  Worldwide fleet
  ---------------
   Towing-supply/supply            90.5%     87.6       89.6      87.1      89.1
   Crew/utility                    85.0      82.8       88.5      82.7      90.1
   Offshore tugs                   71.8      73.4       70.1      67.6      68.8
   Safety/standby                  83.9       ---       81.3       ---      78.2
   Other                           75.9      55.7       72.4      48.7      71.7
   Total                           84.7%     80.9       83.9      78.8      83.3
====================================================================================
AVERAGE VESSEL DAY RATES:
-------------------------
  Domestic-based fleet
  --------------------
   Towing-supply/supply         $ 5,842     3,610      5,062     3,486     5,049
   Crew/utility                   1,664     1,344      1,532     1,347     1,512
   Offshore tugs                  5,651     4,909      5,343     4,878     5,355
   Other                          3,505     3,155      3,233     3,030     3,050
   Total                        $ 4,948     3,309      4,351     3,202     4,317
  International-based fleet
  -------------------------
   Towing-supply/supply         $ 3,965     3,651      3,836     3,655     3,838
   Crew/utility                   1,916     1,646      1,792     1,766     1,735
   Offshore tugs                  3,290     2,710      2,977     2,686     2,916
   Safety/standby                 5,290     ---        5,135     ---       4,907
   Other                            705       674        695       706       662
   Total                        $ 3,296     2,909      3,130     2,972     3,144
  Worldwide fleet
  ---------------
   Towing-supply/supply         $ 4,833     3,632      4,400     3,576     4,387
   Crew/utility                   1,776     1,470      1,648     1,521     1,610
   Offshore tugs                  4,237     3,538      3,943     3,545     3,971
   Safety/standby                 5,290     ---        5,135     ---       4,907
   Other                          1,168     1,138      1,133     1,226     1,109
   Total                        $ 3,988     3,090      3,647     3,078     3,639
====================================================================================

Additional investment in the vessel fleet for the current nine-month period totaled $32.2 million. Two supply vessels, two offshore tugs, two crewboats and a specialty vessel were added for $16.4 million. The remainder of additions for the current nine-month period of $15.8 million were for additions to and/or modifications of the existing vessel fleet. In fiscal 1997's first quarter the remaining 50.1% equity interest in 22 of 29 safety/standby vessels, previously operated by joint-venture companies in the North Sea, was acquired and increased the size of the international-based fleet. In prior periods these vessels were classified as joint-venture owned. The average size of the domestic-based fleet fell from December 1995 to December 1996 due to vessel sales, the return of previously leased vessels to their owners and the withdrawal of several vessels from active service in fiscal 1997's first quarter because of age and anticipated higher repair and maintenance costs. The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1996:

                                       Quarter          Nine Months     Quarter
                                        Ended              Ended         Ended
                                     December 31,       December 31,    Sept 30,
------------------------------------------------------------------------------------
                                   1996     1995      1996     1995       1996
                                   ----     ----      ----     ----       ----
Domestic-based fleet:
--------------------
   Towing-supply/supply             143      146       140      148         137
   Crew/utility                      42       49        42       51          42
   Offshore tugs                     44       40        43       42          43
   Other                             15       13        14       13          13
------------------------------------------------------------------------------------
   Total                            244      248       239      254         235
------------------------------------------------------------------------------------
International-based fleet:
--------------------------
   Towing-supply/supply             164      172       167      171         169
   Crew/utility                      38       36        36       35          36
   Offshore tugs                     52       57        53       53          53
   Safety/standby*                   24      ---        20      ---          26
   Other                             45       49        47       50          49
------------------------------------------------------------------------------------
   Total                            323      314       323      309         333
------------------------------------------------------------------------------------
   Owned or chartered vessels
     included in marine revenues    567      562       562      563         568
   Vessels withdrawn from active     21       16        22       16          22
     service
   Joint-venture owned vessels       47       76        53       76          47
------------------------------------------------------------------------------------
     Total                          635      654       637      655         637
====================================================================================
Worldwide fleet:
----------------
   Towing-supply/supply             350      356       351      357         345
   Crew/utility                      88       94        88       95          89
   Offshore tugs                    100      100       102       98         102
   Safety/standby*                   25       29        25       29          26
   Other                             72       75        71       76          75
------------------------------------------------------------------------------------
   Total                            635      654       637      655         637
====================================================================================

* Change in number of vessels is the result of the company's acquisition of the remaining 50.1% interest in a North Sea joint venture effective June 1, 1996.

COMPRESSION DIVISION
--------------------

The Compression division provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are determined, for the most part, by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and natural gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from period-to-period and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long-term growth in operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Compression division operating profit is primarily determined by operating margins from rental gas compression operations. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense), operating margins and related statistics for gas compression operations for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1996.

                                                                         Quarter
                                Quarter Ended        Nine Months Ended    Ended
                                 December 31,          December 31,      Sept 30,
                              ------------------   --------------------  --------
                                1996        1995      1996      1995       1996
(In thousands, except statistics)
------------------------------------------------------------------------------------
Revenues:
   Rentals                    $  18,181    17,756     53,978    54,441    17,995
   Repair, service and other        626     1,985      2,601     5,190       677
------------------------------------------------------------------------------------
                                 18,807    19,741     56,579    59,631    18,672
------------------------------------------------------------------------------------
Expenses:
   Wages and benefits             2,989     2,567      8,962     8,662     3,054
   Repairs and maintenance        3,616     3,196     10,099     9,587     3,243
   Other                          1,804     1,971      5,760     6,101     1,953
------------------------------------------------------------------------------------
                                  8,409     7,734     24,821    24,350     8,250
------------------------------------------------------------------------------------
  Operating margins           $  10,398    12,007     31,758    35,281    10,422
====================================================================================
Operating margin percentages       55.3%     60.8%      56.1%     59.2%     55.8%
====================================================================================
Horsepower based statistics:
   Utilization                     77.6%     74.3%      76.5%     73.5%     76.3%
   Average monthly rental rate $   16.73     17.30      16.69     17.67     16.75
   Average fleet size            466,084   467,152    468,880   470,581   468,449
====================================================================================

Compared to the corresponding quarter and nine-month period of fiscal 1996, fiscal 1997 third quarter and nine-month operating margins fell because the positive effect of higher utilization was entirely offset by lower rental rates and higher repair and maintenance costs. Lower rental rates in the current quarter and nine-month period dropped below the respective prior year levels due to increased competition. Higher repair and maintenance costs in the current quarter and nine-month period compared with the respective fiscal 1996 periods resulted from a greater number of compressor overhauls.

The Compression division also designs, fabricates and installs engineered compressor systems and sells related parts and equipment. The following table compares revenues, costs of sales and sales margins for equipment and parts sales for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1996:

                                                                         Quarter
                                Quarter Ended      Nine Months Ended      Ended
                                 December 31,          December 31,      Sept 30,
                                ---------------   --------------------   --------
             (In thousands)       1996      1995       1996       1995     1996
------------------------------------------------------------------------------------
Revenues                        $ 9,489    10,795     27,153    25,978     7,509
Costs of sales                    7,630     9,092     22,731    21,253     6,375
------------------------------------------------------------------------------------
       Gross profit margins     $ 1,859     1,703      4,422     4,725     1,134
====================================================================================
Gross profit margin percentages    19.6%     15.8%      16.3%     18.2%     15.1%
====================================================================================

Fluctuations in the level of equipment and parts sales for the periods presented are due to the timing of sales of engineered products. Fluctuations in gross profit margin percentages are the result of competitive market forces. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

Additional investment in the natural gas compression rental fleet for the current year-to-date period was $13.3 million and was primarily for modifications of existing equipment to meet customer requirements. During the first quarter of fiscal 1997 the Compression division disposed of all of its air rental equipment which generated proceeds of $3.5 million and a gain of $.5 million. Revenues from the rental of air equipment for the nine-month period ended December 31, 1996 were $.7 million. Gains from sales of assets for the current quarter were $.3 million. Excluding the sale of air rental equipment gains from sales of assets for the nine-month period ended December 31, 1996 were $.9 million. Gains from sales of assets for the corresponding quarter and nine-month period of fiscal 1996 contributed nominally to division operating profits.

CORPORATE
---------

Financing activities for the current quarter and nine-month period consumed less cash than the corresponding fiscal 1996 periods due to lower principal payments on long-term debt. Principal payments on long-term debt for the nine months ended December 31, 1996 were primarily for the prepayment of the debt assumed in connection with purchase of the remaining equity in certain North Sea joint-venture companies. Lower interest expense in the current quarter and nine-month period compared with the respective fiscal 1996 periods resulted from the fiscal 1996 fourth quarter prepayments of debt assumed in connection with the fiscal 1996 fourth quarter merger with Hornbeck Offshore Services, Inc. During the current quarter the Board of Directors authorized a share repurchase program whereby the company could purchase in the open market or through privately negotiated transactions up to $200 million of company common stock. The program expires when all authorized funds have been expended or on March 31, 1998, whichever occurs earlier. As of December 31, 1996, the company had expended $28.7 million of available cash on the purchase of 641,500 common shares at an average cost, including broker commissions and fees, of $44.74 per share. All common shares purchased as of December 31, 1996 has been canceled.




                                                                         Quarter
                                  Quarter Ended     Nine Months Ended     Ended
                                   December 31,        December 31,      Sept 30,
                                -----------------  --------------------  --------
           (In thousands)         1996      1995       1996       1995     1996
------------------------------------------------------------------------------------
Personnel                      $  9,534     8,464     27,719    25,165     9,384
Office and property               2,830     2,450      8,338     7,290     2,867
Sales and marketing               1,164       918      3,163     2,470     1,066
Professional services             1,305     1,120      3,930     3,182     1,357
Other                             1,480     2,045      4,061     5,645     1,149
------------------------------------------------------------------------------------
                                $16,313    14,997     47,211    43,752    15,823
====================================================================================

The Internal Revenue Service has notified the company of proposed deficiencies aggregating approximately $20 million of additional income taxes resulting from audits of the company's tax returns.

The company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. While the amount, if any, of such claims for which the company ultimately may be held liable is not presently determinable, if the claimants and all similarly situated employees and former employees who might file claims were successful, the aggregate amount of the company's liability could approximate $25 million.

The company is in the process of defending against these claims and assessments and, in management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1996 consist of the following:


CURRENCY FLUCTUATIONS AND INFLATION
-----------------------------------

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

                            PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A. At page 16 of this report is the index for those exhibits required to be filed as a part of this report.

B. The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   EXHIBIT INDEX



Exhibit
Number
-------



10 Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement

11     Statement - Computation of Per Share Earnings

27     Financial Data Schedule

                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                TIDEWATER INC.
                                ----------------------------------------------
                                (Registrant)




Date: January 21, 1997               /s/ William C. O'Malley
                                ----------------------------------------------
                                William C. O'Malley
                                Chairman of the Board, President and
                                Chief Executive Officer





Date: January 21, 1997               /s/ Ken C. Tamblyn
                                ----------------------------------------------
                                Ken C. Tamblyn
                                Executive Vice President and
                                Chief Financial Officer