Form 10-K405
period 1997-03-31
TIDEWATER INC
filed 1997-05-01
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            --------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] - For the Fiscal Year Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] - For the Transition Period From ____________________ to ____________________.

                         Commission file number 1-6311


                               TIDEWATER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its Charter)



              Delaware                                       72-0487776
--------------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                        Identification No.)


    1440 Canal Street, New Orleans, Louisiana                        70112
--------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)


Registrant's Telephone Number, including area code (504) 568-1010
--------------------------------------------------------------------------------


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

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days.  Yes   X   No
                                              ------    ------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      As of April 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,573,767,478.

      60,341,642 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 25, 1997. Registrant has no other class of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders are incorporated into Part III of this report.



                               TABLE OF CONTENTS

                                     PART I

                                                                                Page
Item                                                                           Number
----                                                                           ------
 1 & 2. Business and Properties   . . . . . . . . . . . . . . . . . . . . . .     3
 3.     Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . .     7
 4.     Submission of Matters to a Vote of Security Holders   . . . . . . . .     8
 4A.    Executive Officers of the Registrant  . . . . . . . . . . . . . . . .     8

                                    PART II

 5.     Market for the Registrant's Common Stock and Related
             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . .     8
 6.     Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . .     9
 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . .    10
 8.     Financial Statements and Supplementary Data   . . . . . . . . . . . .    18
 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure  . . . . . . . . . . . . . .    18

                                   PART III

10.     Directors and Executive Officers of the Registrant  . . . . . . . . .    19
11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .    19
12.     Security Ownership of Certain Beneficial Owners and Management  . . .    19
13.     Certain Relationships and Related Transactions  . . . . . . . . . . .    19

                                    PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K . . .    19

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

      The company's two principal divisions are Tidewater Marine and Tidewater Compression. Tidewater Marine provides support services to the international offshore petroleum industry. Tidewater Compression provides natural gas compression equipment and services, primarily to the energy industry.

      Information concerning revenues, operating profits and assets for each of the company's divisions and the geographic distribution of its operations is set forth in Item 7 of this report.

FORWARD LOOKING INFORMATION

      In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements set forth in Items 1 and 7 and elsewhere in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The company faces many risks and uncertainties, many of which are beyond the control of the company, including fluctuations in oil and gas prices; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency controls and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-K. Readers should consider all of these risk factors, as well as other information contained in this report.

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

      The company's vessels also include inshore tugs and both inshore and offshore barges, production, line-handling and various special purpose vessels. Inshore tugs, which are operated principally within inland waters, tow drilling rigs to and from their locations, and tow barges carrying equipment and materials for use principally in inland water drilling and production operations. Barges are either used in conjunction with company tugs or are chartered to others.

      Information concerning the average age of the company's Marine vessel fleet is set forth in Item 7 of this report.

      On March 20, 1997 the company agreed to purchase for approximately $535 million O.I.L. Ltd. O.I.L. Ltd. is a subsidiary of Ocean Group plc, of the United Kingdom, and owns a fleet of approximately 100 vessels, principally composed of towing-supply and supply vessels operating in most major offshore oil and gas exploration areas other than the United States. Final determination of the purchase price is subject to certain conditions to be satisfied at closing. The acquisition will be accounted for using the purchase method and will be financed under a $600 million credit facility. The purchase agreement calls for the closing to be no later than May 30, 1997, unless extended by both parties.

      In March 1996 the company acquired a fleet of 61 vessels owned and operated by Hornbeck Offshore Services, Inc. ("Hornbeck") and it also acquired Hornbeck's 49.9% interest in 29 safety/standby vessels operating in the North Sea. In fiscal 1997 the company acquired for $12.4 million cash the remaining equity interests in 22 of the 29 safety/standby vessels previously owned by certain North Sea joint-venture companies. Information concerning these acquisitions appears in Note 2 of Notes to Consolidated Financial Statements included in this report. In addition, in fiscal 1997 the company acquired eight used vessels, consisting of four towing-supply and supply vessels, two offshore tugs and two crewboats.

      Contributions of Main Classes of Vessels. Of the company's revenues from marine vessel equipment operations, the following percentages were contributed by the main classes of vessels:

                                                                              Year Ended March 31,
---------------------------------------------------------------------------------------------------------
                                                                           1997         1996         1995
                                                                           ----         ----         ----
Towing-supply/Supply . . .  . . . . . . . . . . . . . . . . . . . . . .   70.2%        72.8%        70.9%
Offshore Tugs . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15.3%        16.6%        17.0%
Crew/Utility . . . . . .  . . . . . . . . . . . . . . . . . . . . . . .    6.5%         7.8%         8.6%
Safety/Standby  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5.3%          --           --
Other. . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2.7%         2.8%         3.5%
---------------------------------------------------------------------------------------------------------

      Shipyards. Quality Shipyards, Inc., a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify, repair and drydock vessels. Approximately 76% of the shipyards' business for the year ended March 31, 1997 related to repairs, modifications and drydockings of the company's vessels.

      Risks of Operation and Insurance. The operation of any marine equipment involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, property losses to the vessel and business interruption due to political action in countries other than the United States. Any such event may result in a reduction in revenues or increased costs. The company's vessels are insured for their estimated market value against damage or loss, including war and pollution risks. The company also carries workers' compensation, maritime employer's liability, general liability (including third party pollution) and other insurance customary in the industry.

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

      Industry Conditions, Competition and Customers. Tidewater Marine's operations are materially dependent upon the levels of activity in offshore oil and natural gas exploration, development and production throughout the world. Such activity levels are affected both by short-term and long-term trends in world oil and natural gas prices. In recent years, oil and natural gas prices and, therefore, the level of offshore drilling and exploration activity, have been extremely volatile. A discussion of current market conditions appears under "Business Overview" in Item 7 of this report.

      The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates. Certain customers of the company own and operate vessels to service certain of their offshore activities.

      Tidewater Marine's diverse, mobile asset base and geographic distribution allow it to respond quickly to market conditions and provide a broad range of vessel services to its customers throughout the world. Management believes that the company has a significant competitive advantage because of the size, diversity and geographic distribution of its fleet, the company's financial condition and economies of scale.

      Although one customer accounted for 11% and the five largest customers accounted for approximately 30% of its marine revenues during the year ended March 31, 1997, the company does not consider its marine operations dependent on any single customer.

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

Based on information supplied to the company by its transfer agent, approximately 3% of the company's outstanding common stock was owned by non-U.S. citizens as of March 31, 1997.

      At March 31, 1997, 204 vessels wholly owned by the company were registered under flags other than the United States. In addition, all of the company's 47 joint venture owned vessels were registered under non-U.S. flags at March 31, 1997. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected.

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

      Gas Compression Rentals. The company rents natural gas compressors to oil and gas producers and processors. With a fleet of approximately 2,800 compressors, Tidewater Compression operates one of the largest rental fleets of gas compressors in the United States. The compressors are used primarily to boost the pressure of natural gas from the wellhead into gas gathering systems, into nearby gas processing plants, or into high pressure pipelines. Gas compression equipment and services offered by the company also are used in the production of coalbed methane and in enhanced recovery projects such as fire-flooding, gas lift, or gas injection, with the objective of increasing the amount of oil or condensate that can be recovered from a reservoir. Customers often rent compressors rather than purchase them because the required compressor horsepower and stage configuration can change several times in the lifetime of a project. The primary market served is natural gas production activities in the United States, although the company has modest operations in Australia, Argentina, Venezuela and Canada. A table setting forth utilization, rental rates and fleet size of the Tidewater Compression natural gas compressor rental fleet appears in "Compression Division" in Item 7 of this report.

      Equipment and Parts Sales. Tidewater Compression's Tide Air & Gas division sells natural gas and air compressor packages and other related equipment to domestic and international engineering contractors, oil and gas producers and to manufacturers and other concerns. The equipment consists of skid mounted compressors designed to meet complex specifications for specialized applications. The gas compression equipment is used to facilitate the production, transportation and storage of natural gas as well as boosting fuel gas pressure for electrical power generation. The air compression equipment is used to operate machinery, for instrumentation and in manufacturing processes. The company's compression operations include an engineering and fabrication facility at which the company designs and constructs natural gas and air compression packages.

      Distributorships. The company holds distributorships for various manufacturers of natural gas and air compressors, related equipment and a wide range of accessories. These manufacturers are the source for equipment and accessories sold by the company.

      Industry Conditions. In addition to well age and natural gas consumption, a structural shift in U.S. onshore oil and gas industry operations is affecting demand for natural gas compression package rentals. Many of the major oil companies have directed their focus toward international operations and away from domestic onshore natural gas reserves. Accordingly, these companies recently have been selling their domestic onshore natural gas reserves and minimizing staff in domestic operations. As a result, demand for rental packages of natural gas compressors is expected to increase as buyers of natural gas reserves or producers with reduced staffs are less likely to own and operate natural gas compressor packages and more likely to rent natural gas compressor packages to meet their natural gas compression needs.

      Competition and Customers. The compression equipment market is highly competitive, with the principal competitive factors being price, quality of service and availability. The company competes with a large number of companies in each area in which it operates.

      Although one customer accounted for 7.5% and the five largest customers accounted for approximately 21% of its compression revenues during the year ended March 31, 1997, the company does not consider itself dependent on any one customer.

      International Operations. While most of Tidewater Compression's operations are domestic, the company sells and rents natural gas compressor packages and parts in Canada and rents natural gas compressors in Australia, Argentina and Venezuela. The Tide Air & Gas division's natural gas and air compression packages are sold to customers worldwide.

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

ENVIRONMENTAL COMPLIANCE

      Compliance with existing governmental regulations which has been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company.

EMPLOYEES

      As of March 31, 1997, the company had approximately 8,400 employees. The company considers relations with employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States.



ITEM 3.  LEGAL PROCEEDINGS

      The company is not a party to any litigation which, in the opinion of management, is likely to have a material adverse effect on the company's financial position or results of operations. However, the company is currently involved in litigation concerning certain income tax issues and labor law disputes which management believes, when resolved, will not have a material adverse impact on the company's financial position or results of its ongoing operations. Please refer to Item 7 and Note 10 of Notes to Consolidated Financial Statements for further discussion of these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

             Name                      Age                Position
             ----                      ---                --------
      William C. O'Malley   . . . . . . 60   Chairman, President and Chief Executive Officer since October, 1994.
                                             Chairman of the Board from 1987 to 1994 and Chief Executive Officer from
                                             1990 to 1994 of Sonat Offshore Drilling, Inc.  Employed 1994.

      Richard M. Currence   . . . . . . 58   Executive Vice President since 1992.

      Ken C. Tamblyn  . . . . . . . . . 53   Executive Vice President since 1992.

      Cliffe F. Laborde   . . . . . . . 45   Senior Vice President and General Counsel since 1992.

      Stephen A. Snider   . . . . . . . 49   Senior Vice President since 1991.


      There are no family relationships between the officers of the company. The company's officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

      The company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 1997, there were approximately 2,270 record holders of the company's common stock, based upon the record holder list maintained by the company's stock transfer agent. The following table sets forth the high and low closing sale prices of the company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.


-------------------------------------------------------------------------------------------------------------------------
Fiscal Year                     Quarter                High                 Low                 Dividend
-------------------------------------------------------------------------------------------------------------------------
1997                            First             $  44-5/8            $  36-1/4                $0.125
                                Second               50                   32-3/4                 0.15
                                Third                47-1/4               36-1/2                 0.15
                                Fourth               52-1/2               41                     0.15



1996                            First               $26-1/4              $19-3/4                $0.10
                                Second               29-1/2               23-1/4                 0.125
                                Third                31-5/8               24-5/8                 0.125
                                Fourth               39-3/8               29-3/8                 0.125
-------------------------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31
(in thousands, except ratio and per share amounts)

                                       1997(7)          1996(6)       1995(5)          1994            1993
----------------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                 $  690,426         532,202        501,118         513,892        431,874
   Compression operations               112,584         111,245         83,490          55,471         62,099
----------------------------------------------------------------------------------------------------------------
                                     $  803,010         643,447        584,608         569,363        493,973
================================================================================================================

Earnings from continuing operations  $  146,011          76,177         51,187          44,660         27,890
Discontinued operations (1)                 --              --             --              --           3,099
Extraordinary loss on early
   debt retirement (2)                      --              --             --          (12,250)           --
Accounting change (3)                       --              --             --              --          (6,640)
----------------------------------------------------------------------------------------------------------------
Net earnings                         $  146,011          76,177         51,187          32,410         24,349
================================================================================================================

Per common share:
   Earnings from continuing
    operations                       $     2.34            1.23            .83             .73            .48
   Discontinued operations (1)              --              --             --              --             .05
   Extraordinary loss on early
     debt retirement (2)                    --              --             --             (.20)           --

   Accounting change (3)                    --              --             --              --            (.11)
----------------------------------------------------------------------------------------------------------------
Net earnings                         $     2.34            1.23            .83             .53            .42
================================================================================================================
Total assets                         $1,039,000         978,200      1,045,658         929,324        910,341
================================================================================================================
Long-term debt                       $      --              --         121,023           7,833        110,381
================================================================================================================
Working capital                      $  173,978         123,256        114,440         197,113        208,006
================================================================================================================
Current ratio                              2.84            2.44           2.05            2.44           3.08
================================================================================================================
Cash dividends declared per
   common share (4)                  $     .575            .475            .40             .30           .325
================================================================================================================

(1) In fiscal 1993 the company disposed of its interest in a container shipping business acquired in fiscal 1992 through the merger with Zapata Gulf Marine Corporation.
(2) Fiscal 1994 charge results from the early retirement of notes and debentures totaling $103,800,000.
(3) Fiscal 1993 charge results from the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."
(4) As a result of the timing of the fiscal 1994 Board of Directors meetings, only three quarterly dividends of $.10 per common share each were declared during fiscal 1994.
(5) See Note 10 of Notes to Consolidated Financial Statements for further information concerning a $5.9 million pre-tax charge to earnings for the cost of a restructuring program and a pre-tax charge of $2.5 million for reserves to cover losses due to the potential insolvency of certain of the Company's insurers.
(6) See Notes 2 and 7 of Notes to Consolidated Financial Statements for further information concerning pre-tax merger expenses of $9.6 million and a $3.0 million pre-tax charge for curtailment of the company's pension plan.
(7) See Note 10 of Notes to Consolidated Financial Statements for further information concerning a $2.8 million pre-tax charge to earnings due to one of the company's insurers filing for liquidation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The company provides services and equipment to the energy industry through its Marine and Compression divisions. Company revenues, net earnings and cash flows from operations are dependent upon activity levels of the Marine vessel fleet and the Compression natural gas rental fleet. Activity levels for the Marine vessel fleet and the Compression natural gas rental fleet are ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas. The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related disclosures.

BUSINESS OVERVIEW

          On March 20, 1997 the company agreed to purchase, for approximately $535 million, O.I.L. Ltd. O.I.L. Ltd is a subsidiary of Ocean Group plc, of the United Kingdom, and owns a fleet of approximately 100 vessels principally composed of towing-supply and supply vessels operating in most major offshore oil and gas exploration areas other than the United States. Final determination of the purchase price is subject to certain conditions to be satisfied at closing. The acquisition will be accounted for using the purchase method and will be financed under a $600 million credit facility. The purchase agreement calls for the closing to be no later than May 30, 1997, unless extended by both parties.

          During fiscal 1997's first quarter the company purchased for $12.4 million in cash the remaining equity interests in 22 of 29 safety/standby vessels previously owned by joint-venture companies in the North Sea. The acquisition of these safety/standby vessels in the North Sea was accounted for using the purchase method.

          In March 1996 the company expanded its domestic marine operations when it merged with Hornbeck Offshore Services, Inc. (Hornbeck). Hornbeck's fleet consisted of 61 towing-supply and supply vessels operating in the U.S. Gulf of Mexico and a 49.9% interest in 29 safety/standby vessels operating in the North Sea. The merger was accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements and the related disclosures and the selected financial data for fiscal 1996 and prior years were restated to include the accounts and the results of operations of Hornbeck. After-tax merger costs of $7.8 million, or $.12 per common share, reduced fiscal 1996 net earnings and consisted of legal, accounting and investment banking fees, payments under severance and employment agreements, and a provision for certain other costs related to the merger.

          Better market conditions for the services provided by the company's marine division in the U.S. Gulf of Mexico and in certain international locations pushed operating performance above prior year levels as fiscal 1997 net earnings rose 92% above fiscal 1996's amount. The growth in fiscal 1997 net earnings was after allowing for unusual items in both fiscal 1997 and fiscal 1996. Fiscal 1997 net earnings included an after-tax charge of $1.9 million, or $.03 per common share, to establish reserves for losses resulting from one of the company's insurers filing for liquidation. Fiscal 1996 net earnings included an after-tax charge of $9.8 million, or $.15 per common share, for $7.8 million of merger costs discussed above and $2.0 million for the curtailment of the company's pension plan. Future operating results should be positively affected as domestically, market conditions for the services provided by the company's Marine and Compression divisions remain favorable and a larger and more diversified international-based Marine vessel fleet will improve the company's ability to satisfy customer demands.

MARINE DIVISION

          The Marine division provides a diverse range of services and equipment to the offshore energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs consist primarily of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expenses and depreciation expense) and operating margins of the Marine division's owned and operated vessel fleet for the years ended March 31:

                      (in thousands)                               1997          1996          1995
-----------------------------------------------------------------------------------------------------
   Revenues (A):
       United States                                       $      338,823       241,436       222,784

       International                                              322,401       264,744       246,967
-----------------------------------------------------------------------------------------------------
                                                                  661,224       506,180       469,751
-----------------------------------------------------------------------------------------------------
   Operating expenses:
       Crew costs                                                 176,406       145,018       139,058

       Repair and maintenance                                      96,815        84,567        69,669
       Insurance                                                   32,817        33,999        36,040
       Fuel, lube oil and supplies                                 31,875        24,422        21,645

       Other                                                       23,582        19,909        18,640
-----------------------------------------------------------------------------------------------------
                                                                  361,495       307,915       285,052
-----------------------------------------------------------------------------------------------------
   Operating margins                                       $      299,729       198,265       184,699
=====================================================================================================
   Operating margin percentages                                      45.3%         39.2%         39.3%
=====================================================================================================
   Percentage rise(drop) in operating
       costs compared to prior year                                 17.4%          8.0%         (4.3%)
=====================================================================================================


(A) For fiscal 1997, fiscal 1996 and fiscal 1995 one Marine customer accounted for 11%, 12% and 12%, respectively, of Marine revenues.


         The substantial growth in fiscal 1997 operating margins above the prior year level was the result of higher utilization of the worldwide fleet, a larger international-based fleet and significantly higher day rates for the domestic-based fleet partially offset by higher operating expenses. Higher utilization of the worldwide fleet in fiscal 1997 is attributable to greater
demand for offshore marine services.   A larger international-based fleet is
the result of the fiscal 1997 first quarter purchase of the remaining 50.1% equity interest in several safety/standby vessels previously operated by joint-venture companies in the North Sea. Significantly higher day rates for the domestic-based fleet is the result of a much more favorable supply/demand relationship for offshore marine services in the U.S. Gulf of Mexico. Fiscal 1997 operating expenses rose above fiscal 1996's amount due to the expansion of the North Sea fleet, increased costs associated with attracting, training and retaining vessel personnel, higher activity for the domestic- based offshore towing fleet, and a greater number of vessel drydockings.

         Fiscal 1996 operating margins rose above the prior year level due to higher utilization and average day rates for the worldwide vessel fleet.
Fiscal 1996's operating margins were adversely impacted by a significant increase in the amount of repair and maintenance expense which primarily affected the domestic-based vessel fleet. Approximately 68% of the increase in repair and maintenance expense in fiscal 1996 is attributable to a change in estimated useful lives of marine vessels, whereby costs which would have been capitalized under the previous life estimates were expensed.

         Revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of brokered vessels, shipyard and other activities for the years ended March 31 were:

                        (in thousands)                              1997          1996          1995
-------------------------------------------------------------------------------------------------------
     Revenues                                                $       29,202        26,022        31,367
     Operating expenses                                              24,161        20,391        26,897
-------------------------------------------------------------------------------------------------------
     Operating margins                                       $        5,041         5,631         4,470
=======================================================================================================

         Marine division operating profit for the years ended March 31 consists of the following:

                          (in thousands)                              1997          1996          1995
---------------------------------------------------------------------------------------------------------
       Owned and operated vessels:
           United States                                       $      120,275        46,839        41,427

           International                                               82,591        60,291        24,947
---------------------------------------------------------------------------------------------------------
                                                                      202,866       107,130        66,374
       Gains from asset sales                                           5,352         6,930        13,098

       Brokered vessels, shipyard and other                             4,186         4,849         4,211
---------------------------------------------------------------------------------------------------------
       Operating profit                                        $      212,404       118,909        83,683
=========================================================================================================

         Identifiable assets and depreciation expense for the years ended March 31 were:

                        (in thousands)                              1997          1996          1995
-------------------------------------------------------------------------------------------------------
     Identifiable assets:
         United States                                       $      376,380       349,554       356,593
         International (A)                                          334,005       269,704       314,532
-------------------------------------------------------------------------------------------------------
                                                                    710,385       619,258       671,125
     Investments in and advances to unconsolidated                   20,556        35,861        38,378
-------------------------------------------------------------------------------------------------------

                                                             $      730,941       655,119       709,503
=======================================================================================================
     Depreciation expense (B)                                $       55,569        54,961        77,003
=======================================================================================================

(A) Marine equipment operations are conducted worldwide with assets that are highly mobile. Revenues and identifiable assets attributable to these operations in any one country are not "significant" as that term is defined by Statement of Financial Accounting Standards No. 14. Further, most identifiable assets in each country are comprised of offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Equity in net assets of non-U.S. subsidiaries is $211,450,000, $148,045,000 and $164,175,000 at March
         31, 1997, 1996 and 1995, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar which aggregate approximately $6,652,000, $8,520,000 and $7,062,000 at March 31, 1997,
         1996 and 1995, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(B) See Note 1 of Notes to Consolidated Financial Statements for a discussion of depreciation policy changes effective in fiscal 1996.

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

UTILIZATION:

1997                                             First         Second        Third       Fourth        Year
-------------------------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
      Towing-supply/Supply                         91.3%        90.2         90.0         93.3         91.2
      Crew/Utility                                 90.9         94.1         88.6         86.7         90.1
      Offshore Tugs                                62.4         67.0         62.9         63.9         64.1
      Other                                        48.8         61.9         50.2         45.1         51.3
      Total                                        83.6%        85.1         82.4         84.0         83.7

International-based fleet:
-------------------------
      Towing-supply/Supply                         87.5%        88.1         90.9         92.1         89.7
      Crew/Utility                                 90.5         85.4         80.9         83.6         84.9
      Offshore Tugs                                75.4         70.3         79.3         85.9         77.6
      Safety/Standby                               84.4         78.2         83.9         80.1         80.8
      Other                                        76.2         74.4         84.4         82.0         79.0
      Total                                        84.0%        82.1         86.4         87.8         85.1

Worldwide fleet:
---------------
      Towing-supply/Supply                         89.2%        89.1         90.5         92.7         90.4
      Crew/Utility                                 90.7         90.1         85.0         85.2         87.7
      Offshore Tugs                                69.7         68.8         71.8         75.9         71.5
      Safety/Standby                               84.4         78.2         83.9         80.1         80.8
      Other                                        69.7         71.7         75.9         72.1         72.3
      Total                                        83.8%        83.3         84.7         86.2         84.5
============================================================================================================
1996                                             First         Second        Third       Fourth        Year
------------------------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
      Towing-supply/Supply                         86.8%        85.6         89.9         91.1         88.3
      Crew/Utility                                 81.7         79.5         83.7         80.1         81.2
      Offshore Tugs                                47.9         64.8         67.5         58.4         59.5
      Other                                        44.9         64.8         51.3         43.3         50.9
      Total                                        77.0%        79.9         83.1         81.0         80.2

International-based fleet:
-------------------------
      Towing-supply/Supply                         86.7%        87.9         85.6         85.3         86.4
      Crew/Utility                                 86.6         85.0         81.5         86.6         84.9
      Offshore Tugs                                72.2         71.2         77.4         76.1         74.4
      Other                                        37.3         48.3         56.8         77.5         54.7
      Total                                        76.1%        78.2         79.1         82.6         79.0

Worldwide fleet:
---------------
      Towing-supply/Supply                         86.8%        86.9         87.6         87.9         87.3
      Crew/Utility                                 83.6         81.7         82.8         82.8         82.7
      Offshore Tugs                                60.6         68.4         73.4         69.0         67.9
      Other                                        38.9         51.6         55.7         69.9         53.9
      Total                                        76.5%        79.0         80.9         81.9         79.6
============================================================================================================
1995                                             First         Second        Third       Fourth        Year
------------------------------------------------------------------------------------------------------------
Domestic-based fleet:
      Towing-supply/Supply                         81.0%        80.1         85.1         87.2         83.4
      Crew/Utility                                 90.3         92.9         89.0         85.0         89.3
      Offshore Tugs                                66.0         63.9         58.5         40.5         57.5
      Other                                        51.6         50.9         58.9         26.2         47.2
      Total                                        78.6%        77.8         79.3         75.2         77.7

International-based fleet:
-------------------------
      Towing-supply/Supply                         82.2%        81.7         78.2         81.4         80.8
      Crew/Utility                                 73.5         74.5         81.9         85.1         78.5
      Offshore Tugs                                80.4         71.3         72.7         80.8         76.4
      Other                                        55.7         42.0         43.0         44.0         46.4
      Total                                        75.9%        72.2         71.5         75.5         73.8

Worldwide fleet:
---------------
      Towing-supply/Supply                         81.6%        81.0         81.2         84.1         82.0
      Crew/Utility                                 82.6         84.9         86.0         85.1         84.6
      Offshore Tugs                                73.5         67.5         65.4         61.2         66.9
      Other                                        55.0         43.8         46.3         40.2         46.5
      Total                                        77.0%        74.7         75.0         75.4         75.5
============================================================================================================

AVERAGE DAY RATES:

1997                                             First        Second        Third        Fourth       Year
-----------------------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
      Towing-supply/Supply                      $4,278         5,049        5,842        6,382        5,401
      Crew/Utility                               1,424         1,512        1,664        1,800        1,594
      Offshore Tugs                              4,994         5,355        5,651        6,355        5,592
      Other                                      3,158         3,050        3,505        3,224        3,231
      Total                                     $3,773         4,317        4,948        5,470        4,630

International-based fleet:
-------------------------
      Towing-supply/Supply                      $3,695         3,838        3,965        4,116        3,903
      Crew/Utility                               1,728         1,735        1,916        1,958        1,834
      Offshore Tugs                              2,708         2,916        3,290        3,299        3,063
      Safety/Standby                             5,194         4,907        5,290        5,906        5,331
      Other                                        719           662          705          812          722
      Total                                     $2,939         3,144        3,296        3,475        3,218

Worldwide fleet:
---------------
      Towing-supply/Supply                      $3,965         4,387        4,833        5,177        4,596
      Crew/Utility                               1,562         1,610        1,776        1,875        1,703
      Offshore Tugs                              3,602         3,971        4,237        4,468        4,079
      Safety/Standby                             5,194         4,907        5,290        5,906        5,331
      Other                                      1,123         1,109        1,168        1,213        1,152
      Total                                     $3,298         3,639        3,988        4,310        3,814
===========================================================================================================
1996                                             First        Second        Third        Fourth       Year
-----------------------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
      Towing-supply/Supply                      $3,351         3,495        3,610        3,880        3,585
      Crew/Utility                               1,343         1,354        1,344        1,357        1,349
      Offshore Tugs                              5,220         4,584        4,909        5,162        4,943
      Other                                      3,118         2,868        3,155        2,762        2,970
      Total                                     $3,115         3,178        3,309        3,492        3,273

International-based fleet:
-------------------------
      Towing-supply/Supply                      $3,644         3,670        3,651        3,713        3,670
      Crew/Utility                               1,884         1,767        1,646        1,712        1,752
      Offshore Tugs                              2,635         2,705        2,710        2,906        2,746
      Other                                        726           727          674          631          680
      Total                                     $3,025         2,987        2,909        2,895        2,952

Worldwide fleet:
---------------
      Towing-supply/Supply                      $3,507         3,590        3,632        3,791        3,630
      Crew/Utility                               1,567         1,526        1,470        1,514        1,519
      Offshore Tugs                              3,609         3,498        3,538        3,674        3,578
      Other                                      1,298         1,265        1,138          923        1,130
      Total                                     $3,067         3,075        3,090        3,153        3,097
===========================================================================================================
1995                                             First        Second        Third        Fourth       Year
-----------------------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
      Towing-supply/Supply                      $3,710         3,364        3,270        3,466        3,451
      Crew/Utility                               1,270         1,251        1,294        1,288        1,276
      Offshore Tugs                              4,126         4,487        5,013        4,935        4,601
      Other                                      2,917         2,970        2,884        3,839        3,045
      Total                                     $3,190         3,019        3,042        3,116        3,091

International-based fleet:
-------------------------
      Towing-supply/Supply                      $3,606         3,616        3,556        3,494        3,569
      Crew/Utility                               1,752         1,752        1,716        1,675        1,723
      Offshore Tugs                              2,765         2,416        2,432        2,702        2,591
      Other                                        701           789          896        1,479          932
      Total                                     $2,843         2,917        2,852        2,916        2,882

Worldwide fleet:
---------------
      Towing-supply/Supply                      $3,652         3,506        3,424        3,480        3,516
      Crew/Utility                               1,467         1,441        1,462        1,451        1,455
      Offshore Tugs                              3,352         3,421        3,617        3,422        3,451
      Other                                      1,071         1,313        1,420        1,808        1,363
      Total                                     $2,996         2,964        2,942        3,006        2,977
===========================================================================================================

   Additional investment in the vessel fleet for fiscal 1997, fiscal 1996 and fiscal 1995 totaled $40.0 million, $41.0 million and $100.0 million, respectively. In fiscal 1997, eight used vessels were acquired for $18.7 million consisting of four towing-supply/supply vessels, two offshore tugs and
two crewboats.   In fiscal 1996, 28 used vessels were acquired for $28.7
million and consisted of eight towing-supply/supply vessels, eight offshore tugs, 11 crewboats and a utility vessel. Fiscal 1995 vessel additions consisted of 23 supply vessels, two offshore tugs and a crewboat for $64.3 million. Nineteen and ten of the vessels acquired in fiscal 1996 and fiscal 1995, respectively, were previously operated by the company under various long-term lease agreements. The remainder of additions to the vessel fleet of $21.3 million, $12.3 million and $35.7 million for fiscal 1997, fiscal 1996 and fiscal 1995, respectively, were for modifications to the existing vessel fleet. In fiscal 1997's first quarter the remaining 50.1% equity interest in 22 of 29 safety/standby vessels, previously operated by joint-venture companies in the North Sea, was acquired and increased the size of the international-based fleet. In fiscal 1996 and fiscal 1995 these vessels were classified as joint-venture owned. The average age of the owned and operated vessel fleet is approximately 19 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31:

                                                   1997          1996          1995
-----------------------------------------------------------------------------------
    Domestic-based fleet:
       Towing-supply/supply                        140           147           142

       Crew/utility                                 42            51            51
       Offshore tugs                                43            41            47
       Other                                        15            13            14
-----------------------------------------------------------------------------------
                   Total                           240           252           254
-----------------------------------------------------------------------------------
    International-based fleet:
       Towing-supply/supply                        166           171           175
       Crew/utility                                 37            35            39
       Offshore tugs                                52            54            47

       Safety/standby (A)                           22             -             -
       Other                                        46            50            57
-----------------------------------------------------------------------------------
                   Total                           323           310           318
-----------------------------------------------------------------------------------
       Owned or chartered vessel included
          in marine revenues                       563           562           572
       Vessels withdrawn from service               21            18            18
       Joint-venture owned vessels (A)              52            74            72

-----------------------------------------------------------------------------------
                   Total                           636           654           662
===================================================================================
    Worldwide fleet:
       Towing-supply/supply                        349           355           355

       Crew/utility                                 89            95            96
       Offshore tugs                               101            98            98
       Safety/standby                               23            29            29
       Other                                        74            77            84

-----------------------------------------------------------------------------------
                   Total                           636           654           662
===================================================================================

(A) Change in number of vessels is the result of the company's acquisition of the remaining 50.1% interest in a North Sea joint venture effective June 1, 1996.

         The drop in the average size of the worldwide fleet from fiscal 1996 to fiscal 1997 is the result of the return of previously leased vessels to their owners and the disposition of obsolete vessels.

COMPRESSION DIVISION

         The Compression division provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are determined, for the most part, by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and natural gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from year-to-year and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long-term growth in operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Compression division operating profit is primarily determined by operating margins from rental gas compression operations. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense), operating margins and related statistics for natural gas compression operations for the years ended March 31:

               (in thousands, except statistics)                    1997          1996          1995
-------------------------------------------------------------------------------------------------------
     Revenues:
         Rentals                                             $       72,695        72,765        49,235
         Repair, service and other                                    3,297         6,161         6,335
-------------------------------------------------------------------------------------------------------
                                                                     75,992        78,926        55,570
-------------------------------------------------------------------------------------------------------
     Operating expenses:
         Wages and benefits                                          11,832        11,654         8,702
         Repairs and maintenance                                     14,132        13,348         8,124
         Other                                                        7,850         8,189         5,165
-------------------------------------------------------------------------------------------------------
                                                                     33,814        33,191        21,991
-------------------------------------------------------------------------------------------------------
     Operating margins                                       $       42,178        45,735        33,579
=======================================================================================================
     Operating margin percentages                                      55.5%         57.9%         60.4%
=======================================================================================================
     Horsepower based statistics:
         Utilization                                                     77%           74%           82%
         Average monthly rental rate                         $        16.67         17.45         17.41
         Average fleet size                                         469,186       470,444       286,352
         Actual fleet size at March 31                              473,973       473,282       479,740
=======================================================================================================


         Increased competition for natural gas compression services during fiscal 1997 depressed rental rates below the fiscal 1996 level and outweighed the positive effect of higher utilization thus adversely affecting fiscal 1997
operating margins.   Fiscal 1997 operating margins were also negatively
affected as repair and maintenance costs climbed above the fiscal 1996 level as a result of a greater number of compressor overhauls partly caused by the higher utilization level. Fiscal 1996 revenues and operating margins rose above prior year levels as a result of a full year's impact of the expansion of the natural gas compressor rental fleet which occurred in the third quarter of fiscal 1995.

         The Compression division also designs, fabricates and installs engineered compressor systems and sells related parts and equipment. The following table compares revenues, costs of sales and gross profit margins for equipment and parts sales for the years ended March 31:

                      (in thousands)                              1997          1996          1995
------------------------------------------------------------------------------------------------------
   Revenues                                                $       36,592        32,319        27,920
   Costs of sales                                                  30,339        26,345        23,895
------------------------------------------------------------------------------------------------------
   Gross profit margins                                    $        6,253         5,974         4,025
======================================================================================================
   Gross profit margin percentages                                   17.1%         18.5%         14.4%
======================================================================================================

         Fluctuations in the level of equipment and parts sales are due to the timing of sales of engineered products. Fluctuations in gross profit margin percentages are the result of competitive market forces.

Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

         Additional investment in the natural gas compression rental fleet for fiscal 1997, fiscal 1996 and fiscal 1995 totaled $ 17.9 million, $5.1 million and $255.4 million, respectively. Additions for fiscal 1995 include the acquisitions of the natural gas compression assets of Halliburton Company for $205 million and the assets of Brazos Gas Compressing Company for $35 million. The remainder of additions for fiscal 1995 and the additions for fiscal 1996 and 1997 were for modifications to the existing natural gas compressor rental fleet and for the construction of additional natural gas compressors. During the first quarter of fiscal 1997 the Compression division disposed of all of its air rental equipment which generated proceeds of $3.5 million and a gain of $.5 million. The remainder of gains from the sale of equipment for fiscal 1997 and gains from the sale of equipment for fiscal 1996 and fiscal 1995 were $.7 million, $.4 million and $1.1 million, respectively.

         Identifiable assets and depreciation expense for the years ended March 31 were:

                        (in thousands)                              1997          1996          1995
--------------------------------------------------------------------------------------------------------
     Identifiable assets                                     $      258,007       275,454       308,339
========================================================================================================
     Depreciation expense                                    $       26,336        27,069        15,472
========================================================================================================

         The increase in depreciation expense from fiscal 1995 to fiscal 1996 is the result of a full year's impact of the Halliburton and Brazos acquisitions.


CORPORATE

         Earnings before income taxes for the company consists of the following items for the years ended March 31:

                        (in thousands)                              1997          1996          1995
-------------------------------------------------------------------------------------------------------
     Marine operating profit                                 $      212,404       118,909        83,683
     Compression operating profit                                    12,394        14,565        14,436
     Other income                                                     6,788         5,436         5,589
     Other expense                                                   (2,800)      (12,600)       (8,350)
     Corporate expenses                                             (11,235)       (9,541)      (10,285)
     Interest expense                                                (1,017)       (5,882)       (5,608)
-------------------------------------------------------------------------------------------------------
          Earnings before income taxes                       $      216,534       110,887        79,465
=======================================================================================================

         Other expense for fiscal 1997 is a charge to establish reserves for losses resulting from one of the company's insurers filing for liquidation. Fiscal 1996 other expense consisted of $9.6 million of costs resulting from the merger with Hornbeck Offshore Services, Inc. and a $3.0 million charge as a result of the removal of Marine fleet and Compression field service personnel from the company's defined benefit pension plan. On April 1, 1996 these Marine and Compression employees, along with all new employees of the company who are eligible for pension plan membership, were enrolled in a new defined contribution retirement plan. Fiscal 1995 other expense consisted of a $2.5 million charge for insurance losses as a result of the potential insolvency of certain of the company's insurers and a $5.9 million charge for the costs of restructuring the company's corporate headquarters and worldwide marine operations which was designed to reduce costs and improve operating efficiencies.

         Corporate identifiable assets and depreciation expense for the years ended March 31 were:

                         (in thousands)                              1997          1996          1995
--------------------------------------------------------------------------------------------------------
      Identifiable assets                                     $       50,052        47,627        27,816
========================================================================================================
      Depreciation expense                                    $          367           400           390
========================================================================================================

         Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

                       (in thousands)                         1997          1996          1995
-------------------------------------------------------------------------------------------------
 Personnel                                          $       38,512        34,463        38,298

 Office and property                                        11,364         9,929        10,149
 Sales and marketing                                         4,336         3,407         4,201
 Professional services                                       5,307         4,545         3,683
 Other                                                       5,336         7,004         7,588
-------------------------------------------------------------------------------------------------
                                                    $       64,855        59,348        63,919
=================================================================================================

         Fiscal 1997 principal payments of $58.0 million on long-term debt were primarily for the prepayment of the debt assumed in connection with the purchase of the remaining equity interests in certain North Sea joint-venture companies. Lower interest and other debt costs in fiscal 1997 compared with the prior year resulted from the fiscal 1996 fourth quarter prepayment of debt assumed in connection with the merger with Hornbeck Offshore Services, Inc. During the third quarter of fiscal 1997 the Board of Directors authorized a share repurchase program whereby the company could purchase in the open market or through privately negotiated transactions up to $200 million of company common stock through March 31, 1998. The company expended $84.8 million on the purchase of 1,788,100 shares at an average cost, including broker commissions and fees, of $47.42 per share during fiscal 1997. All shares purchased have been canceled.

         The Internal Revenue Service has notified the company of proposed deficiencies aggregating approximately $17.5 million of additional income taxes resulting from audits of the company's income tax returns for the years ended March 31, 1993, 1994 and 1995. The company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. While the amount, if any, of such claims for which the company ultimately may be held liable is not presently determinable, if the claimants and all similarly situated employees and former employees who might file claims were successful, the aggregate amount of the company's liability, based on available information, could approximate $15 million. The company is in the process of defending against these claims and assessments and, in management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

CURRENCY FLUCTUATIONS AND INFLATION

         Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars.

         Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company's operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As this spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future improvements in vessel day rates and natural gas compressor rental rates may shield the company from the inflationary effects on operating costs.

ENVIRONMENTAL MATTERS

         During the ordinary course of business the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. Compliance with existing governmental regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item is included in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning directors of the company is incorporated by reference from the company's definitive proxy statement to be filed on or before July 29, 1997. For information regarding executive officers of the company, see Item 4A of this report.


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

      None.

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

  4(a)   - Restated Rights Agreement dated as of September 19, 1996 between
           Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 4 to the company's current report on Form 8-K dated September 19, 1996).

*10(a)   - $600,000,000 Revolving Credit and Term Loan Agreement dated March
           19, 1997.

 10(b)   - Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31,
           1991).

 10(c)   - Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(d)   - Tidewater Inc. Amended and Restated Supplemental Executive
           Retirement Plan (filed with the Commission as Exhibit 10(g) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(e)   - Tidewater Inc. Amended and Restated Employees' Supplemental Savings
           Plan (filed with the Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31,
           1993).

 10(f)   - Supplemental Health Plan for Executive Officers of Tidewater Inc.
           (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

 10(g)   - Tidewater Inc. Deferred Compensation Plan for Directors (filed with the Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

 10(h)   - Tidewater Inc. Retirement Plan for Directors as adopted on March 22,
           1990 (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31,
           1990).

 10(i)   - Employment and Consulting Agreement dated as of March 31, 1993 between Tidewater Inc. and John P. Laborde as amended (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(j)   - Consulting Agreement dated as of March 13, 1996 between Tidewater
           Inc. and Larry D. Hornbeck.

*10(k)   - Change in Control Agreement dated September 30, 1996 between
           Tidewater Inc. and William C. O'Malley.

*10(l)   - Form of Change in Control Agreement entered into as of September 30,
           1996 with four executive officers.

*10(m)   - Tidewater Inc. 1996 Annual Incentive Plan.

 10(n)   - Employment Agreement dated June 13, 1994 between Tidewater Inc. and
           William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 8-K for June 13, 1994).

*10(o)   - Agreement dated March 20, 1997 for the Acquisition of the share capital of the O.I.L. group of companies.

  *11    - Earnings per share Computation Information.

  *21    - Subsidiaries of the company.

  *24    - Consent of Independent Accountants.

  *27    - Financial Data Schedule.

      Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                            SIGNATURES OF REGISTRANT


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 1997.



                                   TIDEWATER INC.
                                   (Registrant)


                                   By: /s/ William C. O'Malley
                                       ----------------------------------------
                                        William C. O'Malley
                                        Chairman of the Board of Directors,
                                        President, and Chief Executive Officer


                                   By: /s/ Ken C. Tamblyn
                                       ----------------------------------------
                                        Ken C. Tamblyn
                                        Executive Vice President and Chief
                                        Financial Officer



                            SIGNATURES OF DIRECTORS


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 1, 1997.




/s/ Robert H. Boh                            /s/ Larry D. Hornbeck
--------------------------------             ---------------------------------
Robert H. Boh                                Larry D. Hornbeck


/s/ Donald T. Bollinger                      /s/ Paul W. Murrill
--------------------------------             ---------------------------------
Donald T. Bollinger                          Paul W. Murrill


/s/ Arthur R. Carlson                        /s/ William C. O'Malley
--------------------------------             ---------------------------------
Arthur R. Carlson                            William C. O'Malley


/s/ Hugh J. Kelly                            /s/ Lester Pollack
--------------------------------             ---------------------------------
Hugh J. Kelly                                Lester Pollack


/s/ John P. Laborde                          /s/ J. Hugh Roff, Jr.
--------------------------------             ---------------------------------
John P. Laborde                              J. Hugh Roff, Jr.

                                TIDEWATER INC.

                          ANNUAL REPORT ON FORM 10-K
                          ITEMS 8, 14(A), AND 14(D)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE



FINANCIAL STATEMENTS                                                                      Page
                                                                                          ----
1.  Independent Auditors' Report                                                          F-2
2.  Consolidated Balance Sheets, March 31, 1997 and 1996                                  F-3
3.  Consolidated Statements of Earnings, three years ended March 31, 1997                 F-4
4.  Consolidated Statements of Stockholders' Equity, three years ended March 31, 1997     F-5
5.  Consolidated Statements of Cash Flows, three years ended March 31, 1997               F-6
6.  Notes to Consolidated Financial Statements                                            F-7

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP

New Orleans, Louisiana
April 30, 1997

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
March 31, 1997 and 1996
(in thousands)

ASSETS                                                                      1997         1996
-----------------------------------------------------------------------------------------------
Current assets:
    Cash, including temporary cash investments                          $   41,114       28,768
    Trade and other receivables, less allowance for doubtful accounts
       of $10,648 in 1997 and $8,376 in 1996                               187,612      144,472
    Inventories                                                             36,016       31,346
    Other current assets                                                     3,984        4,350
-----------------------------------------------------------------------------------------------
          Total current assets                                             268,726      208,936
-----------------------------------------------------------------------------------------------
Investments in, at equity, and advances to unconsolidated companies         20,556       35,861
Properties and equipment:
    Marine equipment                                                     1,265,633    1,210,876
    Compression equipment                                                  322,512      324,069
    Other                                                                   39,826       41,240
-----------------------------------------------------------------------------------------------
                                                                         1,627,971    1,576,185
    Less accumulated depreciation                                          946,880      916,412
-----------------------------------------------------------------------------------------------
       Net properties and equipment                                        681,091      659,773
Other assets                                                                68,627       73,630
-----------------------------------------------------------------------------------------------
                                                                        $1,039,000      978,200
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current liabilities:
    Current maturities of long-term debt                                      --          2,934
    Accounts payable and accrued expenses                                   81,500       71,902
    Accrued property and liability losses                                   13,248       10,844
-----------------------------------------------------------------------------------------------
          Total current liabilities                                         94,748       85,680
-----------------------------------------------------------------------------------------------
Deferred income taxes                                                       95,595       76,579
Accrued property and liability losses                                       32,146       34,206
Other liabilities and deferred credits                                      46,847       42,985
Stockholders' equity:
    Common stock, par value $.10, issued 60,334,889 shares
          in 1997 and 61,882,695 shares in 1996                              6,033        6,188
    Additional paid-in capital                                             341,415      421,655
    Retained earnings                                                      433,347      322,736
-----------------------------------------------------------------------------------------------
                                                                           780,795      750,579
    Less:
    Cumulative foreign currency translation adjustment                      10,676       10,771
    Deferred compensation - restricted stock                                   455        1,058
-----------------------------------------------------------------------------------------------
          Total stockholders' equity                                       769,664      738,750
Commitments and other matters
-----------------------------------------------------------------------------------------------
                                                                        $1,039,000      978,200
===============================================================================================


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended March 31, 1997, 1996 and 1995
(in thousands, except share and per share data)

                                                               1997            1996            1995
------------------------------------------------------------------------------------------------------
Revenues:
    Marine operations                                     $    690,426         532,202         501,118
    Compression operations                                     112,584         111,245          83,490
------------------------------------------------------------------------------------------------------
                                                               803,010         643,447         584,608
------------------------------------------------------------------------------------------------------
Costs and expenses:
    Marine operations                                          385,656         328,306         311,949
    Compression operations                                      64,153          59,536          45,886
    Depreciation                                                82,272          82,430          92,865
    General and administrative                                  64,855          59,348          63,919
------------------------------------------------------------------------------------------------------
                                                               596,936         529,620         514,619
------------------------------------------------------------------------------------------------------
                                                               206,074         113,827          69,989
Other income (expenses):
    Foreign exchange loss                                         (397)           (479)           (611)
    Gain on sales of assets                                      6,443           7,264          14,207
    Equity in net earnings of unconsolidated companies           4,901           5,901           4,555
    Minority interests                                          (1,311)         (1,385)         (1,488)
    Interest and miscellaneous income                            4,641           4,241           6,920
    Other expense                                               (2,800)        (12,600)         (8,499)
    Interest and other debt costs                               (1,017)         (5,882)         (5,608)
------------------------------------------------------------------------------------------------------
                                                                10,460          (2,940)          9,476
------------------------------------------------------------------------------------------------------
Earnings before income taxes                                   216,534         110,887          79,465
Income taxes                                                    70,523          34,710          28,278
------------------------------------------------------------------------------------------------------
Net earnings                                              $    146,011          76,177          51,187
======================================================================================================
Primary and fully-diluted net earnings per common share   $       2.34            1.23             .83
======================================================================================================
Weighted average common shares and equivalents              62,280,281      62,160,978      61,858,894
======================================================================================================
Cash dividends declared per common share                  $       .575            .475             .40
======================================================================================================


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Years Ended March 31, 1997, 1996 and 1995
(in thousands)

                                                                 Cumulative
                                                                  foreign        Deferred
                                          Additional              currency     compensation-
                                Common     paid-in    Retained   translation    restricted
                                stock      capital    earnings   adjustment       stock      Total
---------------------------------------------------------------------------------------------------
       1997
--------------------------------------------------------------------------------
Amount at March 31, 1996       $  6,188     421,655     322,736     (10,771)     (1,058)    738,750
Net earnings                       --          --       146,011        --          --       146,011
Exercise of stock options            23       4,368        --          --          --         4,391
Cash dividends declared            --          --       (35,400)       --          --       (35,400)
Stock repurchases                  (178)    (84,608)       --          --          --       (84,786)
Other                              --          --          --            95         603         698
---------------------------------------------------------------------------------------------------
Amount at March 31, 1997       $  6,033     341,415     433,347     (10,676)       (455)    769,664
===================================================================================================

       1996
--------------------------------------------------------------------------------
Amount at March 31, 1995       $  6,155     418,941     271,452     (10,745)     (1,544)    684,259
Net earnings                       --          --        76,177        --          --        76,177
Exercise of stock options            33       2,950        --          --          --         2,983
Cash dividends declared            --          --       (25,327)       --          --       (25,327)
Other                              --          (236)        434         (26)        486         658
---------------------------------------------------------------------------------------------------
Amount at March 31, 1996       $  6,188     421,655     322,736     (10,771)     (1,058)    738,750
===================================================================================================

       1995
Amount at March 31, 1994       $  6,102     416,559     241,520     (11,032)       --       653,149
Net earnings                       --          --        51,187        --          --        51,187
Issuance of restricted stock          7       1,629        --          --        (1,636)       --
Exercise of stock options            12         876        --          --          --           888
Cash dividends declared            --          --       (21,255)       --          --       (21,255)
Other                                34        (123)       --           287          92         290
---------------------------------------------------------------------------------------------------
Amount at March 31, 1995       $  6,155     418,941     271,452     (10,745)     (1,544)    684,259
===================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended March 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------
(in thousands)

                                                                                   1997         1996         1995
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net earnings                                                               $ 146,011       76,177       51,187
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation                                                                82,272       82,430       92,865
     Provision for deferred income taxes                                         19,016       16,233        6,523
     Gain on sales of assets                                                     (6,443)      (7,264)     (14,207)
     Equity in net earnings of unconsolidated companies                          (4,901)      (5,901)      (4,555)
     Minority interests                                                           1,311        1,385        1,488
     Compensation expense - restricted stock                                        603          595           92
     Decrease (increase) in trade and other receivables                         (35,821)      11,780         (183)
     Decrease (increase) in inventories                                          (4,398)       4,572        4,977
     Decrease (increase) in other current assets                                    366           20         (944)
     Increase (decrease) in accounts payable/accrued expenses                     3,712      (11,676)       9,462
     Increase (decrease) in accrued property/liability losses                     2,404         (689)       3,776
     Other, net                                                                   1,332        6,548        5,001
-----------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                205,464      174,210      155,482
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                                 22,737       18,044       26,510
   Additions to properties and equipment                                        (58,002)     (46,116)    (354,725)
   Sale of marketable securities                                                   --           --         27,310
   Acquisition of joint-venture interests, net of cash received                  (3,435)        --           --
   Investments in unconsolidated companies, net of dividends received             5,151        9,102       (3,059)
   Investment from minority interests, net of dividends paid                       (755)      (1,064)       3,550
   Other                                                                           --           (592)        (863)
-----------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                    (34,304)     (20,626)    (301,277)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Common stock purchased                                                       (84,786)        --           --
   Principal payments on long-term debt                                         (58,019)    (145,395)     (96,272)
   Proceeds from the issuance of long-term debt                                  15,000       13,400      173,000
   Proceeds from issuance of common stock                                         4,391        4,212          742
   Cash dividends                                                               (35,400)     (25,327)     (21,255)
   Other                                                                           --             40         (947)
-----------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities                     (158,814)    (153,070)      55,268
-----------------------------------------------------------------------------------------------------------------
Net increase in cash for Hornbeck Offshore Services, Inc.
     for the quarter ended March 31, 1995 (Note 2)                                 --          4,980         --
Net increase (decrease) in cash,
   including temporary cash investments                                          12,346          514      (90,527)
-----------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at beginning of year                  28,768       23,274      113,801
-----------------------------------------------------------------------------------------------------------------
Cash, including temporary cash investments at end of year                     $  41,114       28,768       23,274
=================================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                                                 $     702        5,944        5,377
     Income taxes                                                             $  56,249       27,721       23,078
=================================================================================================================
Supplemental noncash investing activity:
   Joint-venture interests acquired:
     Fair value of assets acquired                                            $  51,305         --           --
     Fair value of liabilities assumed                                          (47,870)        --           --
-----------------------------------------------------------------------------------------------------------------
       Net cash payment                                                       $   3,435
=================================================================================================================

See accompanying Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
March 31, 1997, 1996 and 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

       The company provides services and equipment to the offshore energy industry through its marine and compression divisions. The marine division owns and operates the world's largest fleet of offshore service vessels and the compression division owns and operates one of the largest rental fleets of natural gas compressors in the United States. Activity levels for the marine vessel fleet and compression rental fleet are ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas.

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

PROPERTIES AND EQUIPMENT

       Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the first charter/rental, with salvage values of 5%-10% for marine equipment and 30% for compression equipment, using estimated useful lives of:

                                                                         Years
------------------------------------------------------------------------------
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

       In fiscal 1996 the estimated useful lives of the company's marine vessels were increased from 10-20 years to 15-25 years. The increase in useful lives was made in order to provide a better matching of revenues and depreciation expense over a vessel's economic useful life. This change in accounting estimate lowered fiscal 1996 depreciation expense by approximately $25.2 million. Concurrent with this change approximately $10.2 million of repair and maintenance costs that would have been capitalized in fiscal 1996 had the previous estimated useful lives been used, was expensed. The change increased fiscal 1996 net earnings by $10.0 million, or $.16 per common share.

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

STOCK COMPENSATION

       On April 1, 1996 the company elected to continue to use the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board (APB) Opinion No. 25 and, accordingly, adopted the disclosure provisions of SFAS No. 123 "Accounting for Stock-based
Compensation."

NEW ACCOUNTING PRONOUNCEMENTS

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. Management does not believe that these pronouncements will have a material impact on its fiscal 1998 consolidated financial statements.

(2)  BUSINESS COMBINATIONS

       On March 20, 1997 the company agreed to purchase, for approximately $535 million, O.I.L. Ltd. O.I.L. Ltd is a subsidiary of Ocean Group plc, of the United Kingdom, and owns a fleet of approximately 100 vessels principally composed of towing-supply and supply vessels operating in most major offshore oil and gas exploration areas other than the United States. Final determination of the purchase price is subject to certain conditions to be satisfied at closing. The acquisition will be accounted for using the purchase method and will be financed under a $600 million credit facility. The purchase agreement calls for the closing to be no later than May 30, 1997, unless extended by both parties.

       On May 31, 1996 the company acquired for $12.4 million cash the remaining 50.1% equity interest in 22 of 29 safety/standby vessels previously owned and operated by joint-venture companies in the North Sea. The acquisition was accounted for by the purchase method and accordingly, the fair value of the assets acquired and liabilities assumed and results of operations have been included in the condensed consolidated financial statements effective June 1, 1996. Unaudited pro forma results of operations assuming the acquisition had taken place on April 1, 1995 would not be materially different than actual results.

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

                                                                                  (in thousands of dollars)
                                                                              Nine Months
                                                                                 Ended            Year Ended
                                                                              December 31,         March 31,
                                                                                 1995                1995
--------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
Revenues:
    Tidewater                                                                     $435,939             538,774
    Hornbeck                                                                        46,341              45,834
--------------------------------------------------------------------------------------------------------------
       Combined                                                                   $482,280             584,608
==============================================================================================================
Net earnings:
    Tidewater                                                                    $  59,262              42,628
    Hornbeck                                                                         4,783               8,559
--------------------------------------------------------------------------------------------------------------
       Combined                                                                  $  64,045              51,187
==============================================================================================================

    Adjustments to conform Hornbeck's accounting policies to those of Tidewater and to apply pooling-of-interests accounting reduced (increased) net earnings of the combined entity for the above periods by $2,359,000 and ($536,000), respectively. The adjustments to conform accounting policies relate to Hornbeck's capitalizing and amortizing the cost of vessel drydockings and major overhauls rather than expensing such costs as incurred.

    Prior to the combination Hornbeck's fiscal year end was December 31. Tidewater's fiscal year end is March 31. In applying pooling-of-interests accounting, the March 31, 1995 Tidewater statement of earnings was combined with the Hornbeck statement of earnings for the year ended December 31, 1994. Unaudited amounts for the nine-month period ended December 31, 1995 include results of each entity for the nine-month period ended December 31, 1995. Retained earnings of the combined entities were adjusted by $434,000 as of the beginning of Tidewater's fiscal 1996 year to include the unaudited net earnings of Hornbeck, including adjustments to conform accounting policies to those of Tidewater, for the period January 1, 1995 to March 31, 1995. During this period Hornbeck's revenues were $12,671,000. Additionally, the consolidated statement of cash flows for the year ended March 31, 1996 was adjusted by $4,980,000 to reflect the net increase in cash of Hornbeck for the three months ended March 31, 1995.

    Merger expenses of $9.6 million include legal, investment banking and accounting fees related to the business combination. Also included in merger expenses are payments under severance and employment agreements and a provision for certain other related costs. Merger expenses are classified as other expense in the Consolidated Statements of Earnings.

    In fiscal 1995 the company purchased for $35 million in cash the assets of Brazos Gas Compressing Company, a subsidiary of Mitchell Energy & Development Corporation, and the natural gas compression assets of Halliburton Company using $55 million of available cash and borrowings of $150 million. The costs of these acquisitions were allocated under the purchase method of accounting based on the fair value of the assets acquired. In connection with the purchase of the natural gas compression assets of Halliburton Company, goodwill of approximately $25 million was recorded as other assets in the Consolidated Balance Sheet and is being amortized in equal charges to earnings over a 15-year period.

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

                                           (in thousands, except per share data)
                                                                            1995
--------------------------------------------------------------------------------
Revenues                                                                $625,777
================================================================================
Earnings before extraordinary item                                        44,381
================================================================================
Net earnings                                                              44,381
================================================================================
Primary and fully diluted earnings per common share                          .72
================================================================================


(3)  INVENTORIES

     A summary of inventories at March 31 follows:

                                                              (in thousands)
                                                             1997        1996
--------------------------------------------------------------------------------
Marine operating supplies                                    $28,171      23,428
Compression supplies and merchandise held for sale             7,845       7,918
--------------------------------------------------------------------------------
                                                             $36,016      31,346
================================================================================

(4)  UNCONSOLIDATED COMPANIES

      Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

                                                     Percentage         (in thousands)
                                                     ownership        1997         1996
-----------------------------------------------------------------------------------------
Ravensworth Investments Ltd. (United Kingdom)               50%   $     --         14,505
National Marine Service (Abu Dhabi-UAE)                     40%       12,107       11,557
Tidewater Port Jackson (Australia)                          50%        3,789        4,682
Provident Marine, Ltd. (Mexico)                             50%        1,841        2,126
Lamnalco (UAE)                                              50%        1,434        1,613
Others                                                 20%-50%         1,385        1,378
-----------------------------------------------------------------------------------------
                                                                  $   20,556       35,861
=========================================================================================

    The aggregate amount of undistributed earnings of all unconsolidated joint-venture companies included in consolidated stockholders' equity at March 31, 1997 is approximately $12,902,000.

(5)  INCOME TAXES

     Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

                                                    (in thousands)
                                        1997             1996             1995
--------------------------------------------------------------------------------
United States                         $127,402           43,854           54,738
International                           89,132           67,033           24,727
--------------------------------------------------------------------------------
                                      $216,534          110,887           79,465
================================================================================

      Income tax expense for the years ended March 31 consists of the following:

                                               (in thousands)
                                    U.S.
                              -----------------
                          Federal            State    International       Total
--------------------------------------------------------------------------------
1997
--------------------------------------------------------------------------------
Current                  $ 39,362             404          11,741         51,507
Deferred                   19,016              --             --          19,016
--------------------------------------------------------------------------------
                         $ 58,378             404          11,741         70,523
================================================================================

1996
--------------------------------------------------------------------------------
Current                  $  8,877            (629)         10,229         18,477
Deferred                   16,233             --              --          16,233
--------------------------------------------------------------------------------
                         $ 25,110            (629)         10,229         34,710
================================================================================

1995
--------------------------------------------------------------------------------
Current                  $ 13,977             797           6,981         21,755
Deferred                    6,523             --              --           6,523
--------------------------------------------------------------------------------
                         $ 20,500             797           6,981         28,278
================================================================================


      The actual income tax expense for the years ended March 31, 1997, 1996 and 1995 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

                                                                         (in thousands)
                                                                   1997        1996        1995
--------------------------------------------------------------------------------------------------
Computed "expected" tax expense                                   $ 75,787      38,810      27,813
Increase (reduction) resulting from:
    Foreign (earnings) losses not includable in U.S. tax return     (1,547)        482      (2,803)
    Foreign taxes not creditable against U.S. taxes                   --          --         1,039
    Foreign tax credits not previously recognized                   (1,303)     (7,440)       --
    Utilization of net operating loss carryforwards                   (386)     (2,181)       --
    Expenses which are not deductible for tax purposes                 129       1,496         177
    Other, net                                                      (2,157)      3,543       2,052
--------------------------------------------------------------------------------------------------
                                                                  $ 70,523      34,710      28,278
==================================================================================================


      The significant components of deferred income tax expense for the years ended March 31 are as follows:

                                                                 (in thousands)
                                                            1997      1996      1995
--------------------------------------------------------------------------------------
Deferred income tax expense (exclusive of the effects of
    other components listed below)                         $10,527     7,478       218
Investment, foreign and minimum tax credits                  8,489     8,755     6,305
--------------------------------------------------------------------------------------
                                                           $19,016    16,233     6,523
======================================================================================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1997 and 1996 are as follows:

                                                                                     (in thousands)
                                                                                    1997         1996
--------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Financial provisions not deducted for tax purposes                             $  19,605       15,755
   Unrepatriated foreign earnings                                                     3,267        9,233
   Foreign net operating loss carryforwards                                           1,915        5,079
   Foreign tax credit carryforwards                                                   3,851        3,851
   Alternative minimum tax credit carryforwards                                        --          1,968
   Other                                                                                259        1,068
--------------------------------------------------------------------------------------------------------
       Gross deferred tax assets                                                     28,897       36,954
       Less valuation allowance                                                       1,915        5,079
--------------------------------------------------------------------------------------------------------
                                                                                     26,982       31,875
--------------------------------------------------------------------------------------------------------
Deferred tax liabilities - depreciation differences on properties and equipment    (122,577)    (108,454)
--------------------------------------------------------------------------------------------------------
       Net deferred tax liability                                                 $ (95,595)     (76,579)
========================================================================================================


      The net changes in the valuation allowance for the years ended March 31, 1997 and 1996 were decreases of $3,164,000 and $2,108,000, respectively. These changes were made due to the realization of certain international net operating loss carryforwards. The remaining balance of the deferred tax assets are expected to be realized through future operating results and the reversal of taxable temporary differences.

      The company has not recognized a deferred tax liability of approximately $31,500,000 for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 1997, the undistributed earnings of these subsidiaries were approximately $90,000,000.

(6)  LONG-TERM DEBT

      At March 31, 1997 the company had no long-term debt. Outstanding long-term debt at March 31, 1996 of $2,934,000, all classified as current, consisted of outstanding debt assumed in connection with the merger with Hornbeck Offshore Services, Inc. on March 13, 1996.

      The company's revolving credit and term loan agreement (the "agreement") consists of a $200 million revolving credit facility and a $400 million acquisition term loan. The acquisition term loan is for financing the future acquisition of O.I.L. Ltd. Borrowings will bear interest, at the company's option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margins from .5% to 1% based on the company's debt to capitalization ratio. The revolving credit commitment of $200 million expires on April 30, 1999, at which time the then outstanding balance will convert to a term loan repayable in 16 quarterly installments beginning July 31, 1999. Borrowings under the acquisition term loan are payable in 28 quarterly installments beginning September 30, 1997 and ending June 30, 2004. All of the borrowings under the agreement are unsecured and the company pays an annual fee of .25% on the unused portion of the revolving credit facility.

      Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, a minimum level of tangible net worth and maintenance of certain debt to capitalization ratios. The agreement also prohibits the company from encumbering its assets, other than assets already encumbered at March 19, 1997 for the benefit of others.

(7)  BENEFIT PLANS

      Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan. The plan held 510,772 shares and 522,216 shares of the company's common stock at March 31, 1997 and 1996, respectively. Amounts charged to expense for the plan for 1997, 1996 and 1995 were $1,694,000, $1,035,000, and $951,000, respectively.

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

      Net periodic pension cost for the U.S. defined benefit pension plan and the Supplemental Plan for 1997, 1996 and 1995 include the following components:

                                                               (in thousands)
                                                         1997        1996        1995
-------------------------------------------------------------------------------------
Service cost-benefit earned during the period         $   844       1,843       1,962
Interest cost on projected benefit obligation           2,258       2,208       1,954
Actual return on assets                                (3,170)     (4,700)        503
Net amortization and deferral                           1,591       3,530      (1,463)
-------------------------------------------------------------------------------------
Net periodic pension cost                             $ 1,523       2,881       2,956
=====================================================================================

Assumptions used in the accounting are:
    Discount rates                                        7.5%        7.5%        8.5%
    Rates of annual increase in compensation levels       5.2%        5.2%        5.0%
    Expected long-term rate of return on assets           9.5%        9.5%        9.5%
=====================================================================================


    The following table sets forth the assets and liabilities of the U.S. defined benefit pension plan and the Supplemental Retirement Plan and the amount of the net pension liability in the Consolidated Balance Sheets at March 31:

                                                                                   (in thousands)
                                                                  U.S. Defined Benefit            Supplemental
                                                                      Pension Plan              Retirement Plan
                                                                  --------------------        ------------------
                                                                   1997         1996          1997         1996
----------------------------------------------------------------------------------------------------------------
Actuarial present value of vested benefit obligation             $28,431       27,606         2,759        2,423
================================================================================================================

Accumulated benefit obligation                                   $28,715       27,831         2,932        2,467
================================================================================================================

Projected benefit obligation                                     $31,463       30,698         3,982        3,192
Plan assets at fair value, primarily  bonds and common stock      29,847       23,935           --           --
----------------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess of plan assets              1,616        6,763         3,982       3,192
Unrecognized net transitional obligation amortized over 15 years     (87)        (112)          --          --
Unrecognized actuarial gain (loss)                                   680       (1,856)       (1,672)      (1,272)
Unrecognized prior service cost                                     (364)        (425)         (296)        (394)
Adjustment required to recognize minimum liability                   --           --            918          941
----------------------------------------------------------------------------------------------------------------
Net accrued pension liability                                    $ 1,845        4,370         2,932        2,467
================================================================================================================

      During the fourth quarter of fiscal 1996 the company recorded as other expense a $3.0 million charge as a result of the removal of Marine fleet and Compression field service personnel from the company's U.S. defined benefit pension plan. Beginning April 1, 1996 these Marine and Compression employees, along with all new employees of the company who are eligible for pension plan membership, were enrolled in a new defined contribution retirement plan. Company contributions in cash to the plan are based on employee compensation, as defined by the plan, and are subject to certain vesting requirements. The costs of the plan for fiscal 1997 was $2,309,000.

      Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits.

      Net periodic postretirement health care and life insurance costs for 1997, 1996 and 1995 include the following components:

                                                                         (in thousands)
                                                                  1997       1996       1995
----------------------------------------------------------------------------------------------
Service cost - benefit earned during the period                  $   928        743        924
Interest cost on accumulated postretirement benefit obligation       874        798        732
Other amortization and deferral                                     (207)      (296)      (129)
----------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                         $ 1,595      1,245      1,527
==============================================================================================


      The unfunded actuarially-determined liabilities for postretirement benefits at March 31 are as follows:

                                                                                (in thousands)
                                                                              1997        1996
------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement benefit obligation:
    Current retirees                                                        $  5,110       4,390
    Current employees eligible for benefits                                    1,274       1,039
    Current employees not yet eligible for benefits                            8,175       6,431
------------------------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation                           14,559      11,860
Unrecognized prior service cost                                                 (197)      1,382
Unrecognized net gain                                                          1,798       2,069
------------------------------------------------------------------------------------------------
Accrued postretirement benefit cost                                         $ 16,160      15,311
================================================================================================


      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 9% in 1998, gradually declining to 5.5% in the year 2005 and thereafter. A 1% change in the assumed health care cost trend rates for each year would change the accumulated postretirement benefit obligation by approximately $2,235,000 at March 31, 1997 and change the cost for the year ended March 31, 1997 by $329,000. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1997 and 1996.

(8)  OTHER ASSETS, OTHER LIABILITIES AND DEFERRED CREDITS

      A summary of other assets at March 31 follows:

                                                               (in thousands)
                                                            1997            1996
--------------------------------------------------------------------------------
Recoverable insurance losses                             $32,146          34,206
Goodwill                                                  21,357          23,068
Assets held for sale                                       5,852           7,155
Other                                                      9,272           9,201
--------------------------------------------------------------------------------
                                                         $68,627          73,630
================================================================================


      A summary of other liabilities and deferred credits at March 31 follows:

                                                                (in thousands)
                                                               1997        1996
--------------------------------------------------------------------------------
Postretirement benefit liability                             $16,160      15,311
Pension liability                                              4,777       3,837
Minority interests in net assets of subsidiaries               7,864       6,991
Noncurrent international and domestic taxes                    6,957       6,957
Other                                                         11,089       9,889
--------------------------------------------------------------------------------
                                                             $46,847      42,985
================================================================================

(9) CAPITAL STOCK

      Under the company's stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company's stock to officers and other key employees. At March 31, 1997, 2,271,040 shares of common stock are reserved for issuance under the plans of which 332,528 shares are available for future grants. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten year terms and most of the outstanding options vest and become exercisable in ratable installments over a three-year period from the grant date.

      The per share weighted-average fair values of stock options granted during fiscal years 1997 and 1996 were $15.46 and $13.38, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                             1997             1996
-----------------------------------------------------------------------------------
Risk-free interest rate                                       6.4%             6.2%
Expected dividend yield                                      1.25%            1.25%
Expected stock price volatility                             32.57%           31.75%
Expected stock option life                                5 years          5 years
===================================================================================

      The company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the company's net earnings would have been reduced to the pro forma amounts as follows:

                                                            1997          1996
----------------------------------------------------------------------------------
Net earnings (in thousands):
    As reported                                          $   146,011        76,177
    Pro forma                                                145,032        76,115
Primary and fully-diluted earnings per common share:
    As reported                                          $      2.34          1.23
    Pro forma                                                   2.33          1.22
==================================================================================

    Pro forma net earnings and earnings per common share reflect only options granted during fiscal years 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to April 1, 1995 is not considered.

    Stock option activity during 1997, 1996 and 1995 was as follows:


                                                                  Weighted-average               Number
                                                                   Exercise Price               of Shares
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1994                                          $  13.73                        895,736
   Granted                                                            21.58                        901,875
   Exercised                                                          10.12                       (131,783)
   Expired or cancelled                                               17.66                        (72,530)
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1995                                             18.29                      1,593,298
   Granted                                                            38.61                        284,000
   Exercised                                                          12.67                       (182,967)
   Expired or cancelled                                               18.12                        (27,826)
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1996                                             22.38                      1,666,505
   Granted                                                            43.49                        520,000
   Exercised                                                          15.36                       (269,177)
   Expired or cancelled                                               19.14                         (4,225)
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                                          $  29.11                      1,913,103
===========================================================================================================

      The 1,913,103 options outstanding at March 31, 1997 fall into three general exercise-price ranges as follows:

                                                                               Exercise Price Range
-------------------------------------------------------------------------------------------------------------
                                                           $4.75 - $13.25     $15.00 - $25.13   $35.75-$43.63
-------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 1997                          154,475             962,628          796,000
Weighted average exercise price                                 $12.00              $21.25           $41.93
Weighted average remaining contractual life                  3.4 years           7.4 years        9.6 years
Options exercisable at March 31, 1997                          154,475             685,114          100,990
Weighted average exercise price of options exercisable
      at March 31, 1997                                         $12.00              $21.12           $38.71
=============================================================================================================

      At March 31, 1997, 1996 and 1995, the number of options exercisable under the stock option plans was 940,579, 771,125 and 531,403, respectively; and the weighted average exercise price of those options was $21.51, $17.43 and $13.82, respectively.

      The restricted stock plan permits the grant of company shares restricted as to transferability and subject to a substantial risk of forfeiture. The vesting restrictions and period during which the transferability restrictions are applicable are determined on a case-by-case basis. During the restricted period, the restricted shares may not be transferred or encumbered but the recipient has the right to vote and receive dividends on the restricted shares. At March 31, 1997, contingent awards totalling 25,409 restricted company shares were outstanding, to be issued in conjunction with and as a result of the exercise of certain stock options. All restrictions are removed from the restricted shares six months after issuance.

      In accordance with an employment agreement with the company's chairman of the board, 70,000 shares of restricted common stock of the company were granted to him on October 20, 1994. These restricted shares vest at varying intervals when the average sales price of the common stock reaches certain predetermined levels. During the years ended March 31, 1997 and 1996, 25,000 shares in each year vested due to the attainment of the first and second average sales price levels applicable to those shares. The fair market value of the stock at the time of the grant was classified in stockholders' equity as deferred compensation-restricted stock and is being amortized by equal monthly charges to earnings over approximately seven years, adjusted for vestings during the seven year period.

      During the third quarter of fiscal 1997 the Board of Directors authorized a share repurchase program whereby the company could purchase in the open market or through privately negotiated transactions up to $200 million of company common stock through March 31, 1998. The company expended $84.8 million on the purchase of 1,788,100 common shares at an average cost, including broker commissions and fees, of $47.42 per share during 1997. All shares purchased have been canceled.

      At March 31, 1997 and 1996, 3,000,000 shares of no par value preferred stock were authorized and unissued.

      Under a Shareholder Rights Plan, one preferred stock purchase right has been distributed as a dividend for each outstanding common share. Each right entitles the holder to purchase, under certain conditions, one one-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $160, subject to adjustment. The rights will not be exercisable unless a person (as defined in the plan) acquires beneficial ownership of 15% or more of the outstanding common shares, or a person commences a tender offer or exchange offer, which upon its consummation such person would beneficially own 15% or more of the outstanding common shares. The Board of Directors is authorized in certain circumstances to lower the beneficial ownership percentage to not less than 10%.

      If after the rights become exercisable a person becomes the beneficial owner of 15% or more of the outstanding common shares (except pursuant to an offer for all shares approved by the Board of Directors), each holder (other than the acquirer) will be entitled to receive, upon exercise, common shares having a market value of twice the exercise price. In addition, if the company is involved in a merger (other than a merger which follows an offer for all shares approved by the Board of Directors), major sale of assets or other business combination after a person becomes the beneficial owner of 15% or more of the outstanding common shares, each holder of a right (other than the acquirer) will be entitled to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price.

      The rights may be redeemed for $.01 per right at any time prior to ten days following the acquisition by a person of 15% or more of the outstanding common shares. The rights expire on November 1, 2006.


(10) COMMITMENTS AND OTHER MATTERS

      An employment agreement exists with the company's chairman of the board, president and chief executive officer whereby he will serve in such capacity through December 31, 1997. The terms of the employment agreement provide for an annual base salary and certain other benefits. Compensation continuation agreements exist with all other officers of Tidewater Inc. whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of compensation that could be paid under the agreements, based on present salary levels, is approximately $ 7.8 million. The amount that could be paid for certain benefits is not presently determinable.

      During the fourth quarter of fiscal 1997 and the third quarter of fiscal 1995, the company recorded as other expense charges of $2.8 million ($1.9 million after tax, or $.03 per common share) and $2.5 million ($1.6 million after tax, or $.02 per common share), respectively, to establish reserves for losses resulting from one of the company's insurers filing for liquidation and for reserves to cover losses due to the potential insolvency of certain of the company's insurers.

      During the fourth quarter of fiscal 1995, the company recorded as other expense $5.9 million ($3.7 million after tax, or $.06 per common share) for the cost of a restructuring program of its corporate headquarters and worldwide marine operations which was designed to reduce costs and improve operating efficiencies. Substantially all of the costs associated with the restructuring program were paid before March 31, 1995. The restructuring resulted in the elimination of approximately 150 positions, realignment of duties and responsibilities and streamlining of administrative functions. The charge reflects the costs associated with staff reductions, relocations and related transition expenses.

      The Internal Revenue Service has notified the company of proposed deficiencies aggregating approximately $17.5 million of additional income taxes resulting from audits of the company's income tax returns for the years ended March 31, 1993, 1994 and 1995. The company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. While the amount, if any, of such claims for which the company ultimately may be held liable is not presently determinable, if the claimants and all similarly situated employees and former employees who might file claims were successful, the aggregate amount of the company's liability, based on available information, could approximate $15 million. The company is in the process of defending against these claims and assessments and, in management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

      Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company's financial position or results of its ongoing operations.


(11) DIVISIONS AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

      The company operates principally in two divisions. Tidewater Marine provides support services to the offshore energy industry, and Tidewater Compression provides the energy industry with engineered products and services used primarily in oil and gas production, enhanced recovery, natural gas transmission and natural gas processing. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for disclosures of additions to properties and equipment, identifiable assets, revenues, operating profit and depreciation for each division.

(12) SUPPLEMENTARY INFORMATION--QUARTERLY FINANCIAL DATA (UNAUDITED)

Years Ended March 31, 1997 and 1996
(in thousands, except per share data)



1997                                                   First     Second      Third     Fourth
-----------------------------------------------------------------------------------------------
Revenues:
    Marine operations                                 $146,639    167,691    184,133    191,963
    Compression operations                              29,255     26,181     28,296     28,852
-----------------------------------------------------------------------------------------------
                                                      $175,894    193,872    212,429    220,815
===============================================================================================

Operating profit:
    Marine operations                                 $ 34,045     46,338     62,312     69,709
    Compression operations                               3,539      2,748      3,270      2,837
-----------------------------------------------------------------------------------------------
                                                      $ 37,584     49,086     65,582     72,546
===============================================================================================
Net earnings                                          $ 24,370     32,952     43,170     45,519
===============================================================================================

Primary and fully diluted earnings per common share   $    .39        .53        .68        .74
===============================================================================================

1996
Revenues:
    Marine operations                                 $128,054    132,726    135,891    135,531
    Compression operations                              27,039     28,034     30,536     25,636
-----------------------------------------------------------------------------------------------
                                                      $155,093    160,760    166,427    161,167
===============================================================================================

Operating profit:
    Marine operations                                 $ 25,807     31,483     33,489     28,130
    Compression operations                               4,077      3,990      4,359      2,139
-----------------------------------------------------------------------------------------------
                                                      $ 29,884     35,473     37,848     30,269
===============================================================================================
Net earnings                                          $ 17,427     22,431     24,187     12,132
===============================================================================================

Primary and fully diluted earnings per common share   $    .28        .36        .39        .20
===============================================================================================

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine and Compression divisions.

See Notes 1, 2, 7 and 10 for detailed information regarding transactions which affect fiscal 1997 and 1996 quarterly amounts.

                                                                    SCHEDULE II

                        TIDEWATER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)


       Column A                                 Column B          Column C         Column D          Column E
       --------                                 --------          --------         --------          --------
                                                                                                      Balance
                                               Balance at                                               at
                                                Beginning         Additions                           End of
       Description                              of period          at Cost        Deductions          Period
       -----------                              ---------        -----------      -----------        --------
            1997
Deducted in balance sheet from
    trade accounts receivable:
    Allowance for doubtful accounts           $    8,376            3,268               996   (A)     10,648
                                              ==========         ========           =======          =======

Deducted in balance sheet from
    other assets:
    Amortization of goodwill, prepaid
       rent and debt issuance costs           $    4,510            1,704             ---              6,214
                                              ==========         ========           =======          =======

            1996
Deducted in balance sheet from
    trade accounts receivables:
    Allowance for doubtful accounts           $    9,636              121             1,381   (A)      8,376
                                              ==========         ========           =======          =======

Deducted in balance sheet from
    other assets:
    Amortization of goodwill and
       debt issuance costs                    $    2,136            2,374             ---              4,510
                                              ==========         ========           =======          =======

            1995
Deducted in balance sheet from
    trade accounts receivables:
    Allowance for doubtful accounts           $    6,842            3,877             1,083   (A)      9,636
                                              ==========         ========           =======          =======

Deducted in balance sheet from
    other assets:
    Amortization of goodwill and
       debt issuance costs                    $      940            1,196             ---              2,136
                                              ==========         ========           =======          =======


(A) Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

                                 TIDEWATER INC.

                                EXHIBITS FOR THE

                           ANNUAL REPORT ON FORM 10-K

                        FISCAL YEAR ENDED MARCH 31, 1997

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

  4(a)   - Restated Rights Agreement dated as of September 19, 1996 between
           Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 4 to the company's current report on Form 8-K dated September 19, 1996).

*10(a)   - $600,000,000 Revolving Credit and Term Loan Agreement dated March
           19, 1997.

 10(b)   - Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31,
           1991).

 10(c)   - Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(d)   - Tidewater Inc. Amended and Restated Supplemental Executive
           Retirement Plan (filed with the Commission as Exhibit 10(g) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(e)   - Tidewater Inc. Amended and Restated Employees' Supplemental Savings
           Plan (filed with the Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31,
           1993).

 10(f)   - Supplemental Health Plan for Executive Officers of Tidewater Inc.
           (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

 10(g)   - Tidewater Inc. Deferred Compensation Plan for Directors (filed with the Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

 10(h)   - Tidewater Inc. Retirement Plan for Directors as adopted on March 22,
           1990 (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31,
           1990).

 10(i)   - Employment and Consulting Agreement dated as of March 31, 1993 between Tidewater Inc. and John P. Laborde as amended (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

 10(j)   - Consulting Agreement dated as of March 13, 1996 between Tidewater
           Inc. and Larry D. Hornbeck.

*10(k)   - Change in Control Agreement dated September 30, 1996 between
           Tidewater Inc. and William C. O'Malley.

*10(l)   - Form of Change in Control Agreement entered into as of September 30,
           1996 with four executive officers.

*10(m)   - Tidewater Inc. 1996 Annual Incentive Plan.

 10(n)   - Employment Agreement dated June 13, 1994 between Tidewater Inc. and
           William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 8-K for June 13, 1994).

*10(o)   - Agreement dated March 20, 1997 for the Acquisition of the share capital of the O.I.L. group of companies.

  *11    - Earnings per share Computation Information.

  *21    - Subsidiaries of the company.

  *24    - Consent of Independent Accountants.

  *27    - Financial Data Schedule.

      Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.