Form 10-Q
period 1997-06-30
TIDEWATER INC
filed 1997-07-22
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended June 30, 1997
               -------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
                                      to
         -----------------------------  -----------------------------------

                         Commission file number 1-6311

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

                                                YES    X         NO
                                                   ---------       ----------

60,390,024 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 22, 1997. Registrant has no other class of common stock outstanding.

                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         June 30,     March 31,
ASSETS                                                     1997         1997
                                                        ----------   ----------
Current assets:
   Cash, including temporary cash investments           $   26,868       41,114
   Trade and other receivables                             246,805      187,612
   Inventories                                              38,076       36,016
   Other current assets                                      7,173        3,984
                                                        ----------   ----------
       Total current assets                                318,922      268,726
                                                        ----------   ----------
Investments in, at equity, and advances to
   unconsolidated companies                                 14,408       20,556
Properties and equipment:
   Marine equipment                                      1,533,675    1,265,633
   Compression equipment                                   325,399      322,512
   Other                                                    44,861       39,826
                                                        ----------   ----------
                                                         1,903,935    1,627,971
   Less accumulated depreciation                           957,457      946,880
                                                        ----------   ----------
       Net properties and equipment                        946,478      681,091
Goodwill, net                                              387,847       21,357
Other assets                                                59,423       47,270
                                                        ----------   ----------
                                                        $1,727,078    1,039,000
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                     64,405         --
   Accounts payable and accrued expenses                   156,191       81,500
   Accrued property and liability losses                    10,821       13,248
                                                        ----------   ----------
       Total current liabilities                           231,417       94,748
                                                        ----------   ----------
Long-term debt                                             422,690         --
Deferred income taxes                                      172,421       95,595
Accrued property and liability losses                       40,594       32,146
Other liabilities and deferred credits                      47,791       46,847
Stockholders' equity:
   Common stock of $.10 par value; issued 60,377,900
       shares at June and 60,334,889 shares at March         6,038        6,033
   Additional paid-in capital                              342,086      341,415
   Retained earnings                                       475,055      433,347
                                                        ----------   ----------
                                                           823,179      780,795
   Less:
   Cumulative foreign currency translation adjustment       10,582       10,676

   Deferred compensation - restricted stock                    432          455
                                                        ----------   ----------
       Total stockholders' equity                          812,165      769,664
                                                        ----------   ----------
                                                        $1,727,078    1,039,000
                                                        ==========   ==========

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (In thousands, except share and per share data)

                                                                 Three Months Ended
                                                                     June 30,
                                                          ----------------------------
                                                             1997            1996
                                                          ------------    ------------
Revenues:
   Marine operations                                      $    230,440         146,639
   Compression operations                                       26,157          29,255
                                                          ------------    ------------
                                                               256,597         175,894
                                                          ------------    ------------
Costs and expenses:
   Marine operations                                           123,184          91,216
   Compression operations                                       13,166          16,888
   Depreciation and amortization                                25,108          20,017
   General and administrative                                   18,869          15,075
                                                          ------------    ------------
                                                               180,327         143,196
                                                          ------------    ------------
                                                                76,270          32,698
Other income (expenses):
   Foreign exchange (loss) gain                                    (65)            143
   Gain on sales of assets                                       3,485           1,434
   Equity in net earnings of unconsolidated companies            1,024           1,243
   Minority interests                                             (295)           (178)
   Interest and miscellaneous income                               996             911
   Interest and other debt costs                                (4,504)           (413)
                                                          ------------    ------------
                                                                   641           3,140
                                                          ------------    ------------
Earnings before income taxes                                    76,911          35,838
Income taxes                                                    26,150          11,468
                                                          ------------    ------------
Net earnings                                              $     50,761          24,370
                                                          ============    ============
Primary and fully-diluted net earnings per common share   $        .83             .39
                                                          ============    ============
Weighted average common shares and equivalents              60,933,347      62,660,947
                                                          ============    ============
Cash dividends declared per common share                  $        .15            .125
                                                          ============    ============

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                --------------------------
                                                                                   1997           1996
                                                                                -----------    -----------
Net cash provided by operating activities                                       $    95,069         45,667
                                                                                -----------    -----------
Cash flows from investing activities:
   Proceeds from sales of assets                                                     10,557          5,079
   Additions to properties and equipment                                            (20,117)       (12,826)
   Acquisition of O.I.L. Ltd., net of cash acquired                                (541,944)          --
   Acquisition of joint-venture interest, net of cash acquired                      (13,448)        (3,435)

   Dividends received from unconsolidated companies
       net of additional investments                                                  3,162          2,943
   Dividends paid to minority interest                                                 (462)          (658)
   Increase in other assets                                                          (3,433)          --
                                                                                -----------    -----------
       Net cash used in investing activities                                       (565,685)        (8,897)
                                                                                -----------    -----------
Cash flows from financing activities:
   Principal payments on long-term debt                                             (35,253)       (25,554)
   Credit facility borrowings                                                       500,000           --
   Proceeds from issuance of common stock                                               676          1,730
   Dividends paid                                                                    (9,053)        (7,744)
                                                                                -----------    -----------
           Net cash provided by (used in) financing activities                      456,370        (31,568)
                                                                                -----------    -----------
Net (decrease) increase in cash, including
   temporary cash investments                                                       (14,246)         5,202
                                                                                -----------    -----------
Cash, including temporary cash investments at beginning of
period                                                                               41,114         28,768
                                                                                -----------    -----------
Cash, including temporary cash investments at end of period                     $    26,868         33,970
                                                                                ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                                                 $       640            352
       Income taxes                                                             $     5,567          1,411
                                                                                ===========    ===========

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

(3)     Income Taxes

        Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 34% and 32% for the quarters ended June 30, 1997 and 1996, respectively.

(4)     Marine Acquisitions

        On May 16,1997 the Company acquired all of the shares of O.I.L. Ltd. (O.I.L.) from Ocean Group plc in exchange for a cash payment of 328 million pounds sterling or approximately $534 million. In addition a 3 million pound sterling, or approximately $5 million, advance payment was made for the net working capital of O.I.L., with the final purchase price to be adjusted for the final net working capital of O.I.L. as of the closing date. Available cash of $39 million and borrowings of $500 million were used to fund the purchase. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several international offshore oil and gas exploration areas outside of the United States. The total estimated cost of the acquisition of $630 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for the estimated balance of O.I.L. working capital and professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $356 million has been recorded in the Condensed Consolidated Balance Sheet.

        The results of O.I.L.'s operations have been consolidated with the Company's effective May 16, 1997. Pro forma combined results of operations of the Company and of O.I.L. including appropriate purchase accounting adjustments for the quarters ended June 30, 1997 and 1996, as though the acquisition had taken place on April 1 of the respective years are as follows:

                                                                      Quarter Ended June 30,
                                                                        1997          1996
                                                                     -----------   -----------
        Revenues                                                     $   277,402       208,415
                                                                     ===========   ===========
        Net earnings                                                 $    50,104        20,098
                                                                     ===========   ===========
               Primary and fully-diluted earnings per common share   $       .82           .32
                                                                     ===========   ===========

        The $500 million of debt incurred to finance the O.I.L. acquisition was borrowed pursuant to a $600 million Revolving Credit and Term Loan agreement with several banks and consists of a $400 million term loan and $100 million borrowed under the $200 million revolving credit facility of the agreement. Quarterly repayments of the term loan begin September 30, 1997 and the indebtedness bears interest at fluctuating rates subject to certain options chosen in advance by the Company.

        On June 30, 1997 the Company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totalling $13.9 million. The debt has been discounted to yield interest at 7% and is to be repaid in installments beginning September 30, 1997. The total estimated cost of the acquisition of $36 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $11.6 million has been recorded in the Condensed Consolidated Balance Sheet.

(5) The Internal Revenue Service has notified the Company of proposed deficiencies aggregating approximately $17.5 million of additional income taxes resulting from audits of the Company's income tax returns for the years ended March 31, 1993, 1994 and 1995. The Company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. While the amount, if any, of such claims for which the Company ultimately may be held liable is not presently determinable, if the claimants and all similarly situated employees and former employees who might file claims were successful, the aggregate amount of the Company's liability, based on available information, could approximate $15 million. The Company is in the process of defending against these claims and assessments and, in management's opinion, the ultimate outcome of these matters will not have a material adverse effect on the Company's financial position or the results of its ongoing operations.

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
of Tidewater Inc.:



We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month period ended June 30, 1997. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet and the related condensed consolidated statements of earnings and cash flows of Tidewater Inc. and subsidiaries as of June 30, 1996, and for the three-month period then ended were reviewed by other accountants whose report dated July 17, 1996 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at June 30, 1997, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements for the year ended March 31, 1997, from which the accompanying condensed balance sheet was derived, were audited by other accountants and they expressed an unqualified opinion on those financial statements in their report dated April 30, 1997.



                                          Ernst & Young LLP

New Orleans, Louisiana
July 21, 1997

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


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

MARINE DIVISION

The Marine division provides a diverse range of services and equipment to the offshore energy industry. Fleet size, utilization and vessel day rates primarily determine revenue and operating profit levels because operating costs and depreciation do not change proportionally when revenue changes. Operating costs principally consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified given the vessel's age and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of the Marine division's owned and operated vessel fleet and provide a breakdown of Marine operating profit for the quarters ended June 30 and March 31.


                                                    June 30,          March 31,
                                              --------------------    --------
                (in thousands)                  1997        1996        1997
                                              --------    --------    --------
     Revenues:
       United States                          $105,956      68,196      99,798
       International                           110,040      70,353      88,202
                                              --------    --------    --------
                                               215,996     138,549     188,000
                                              --------    --------    --------
     Expenses:
       Crew costs                               52,748      37,884      47,714
       Repair and maintenance                   34,003      26,658      24,899
       Insurance                                 8,450       7,931       8,365

       Fuel, lube oil and supplies               8,137       7,181       8,886
       Other                                     7,510       4,787       6,676
                                              --------    --------    --------
                                               110,848      84,441      96,540
                                              --------    --------    --------
Operating margins                             $105,148      54,108      91,460
                                              ========    ========    ========
Operating margin percentages                      48.7%       39.1%       48.6%
                                              ========    ========    ========

Current quarter operating margins rose above fiscal 1997's first quarter as a result of higher average day rates for the worldwide vessel fleet and a larger international-based fleet offset partially by higher operating costs. A much more favorable supply/demand relationship for offshore marine services in the U.S. Gulf of Mexico was the cause of the 56% increase in average vessel day rates for the domestic-based vessel fleet for the current quarter compared with fiscal 1997's first quarter level. Better international market conditions contributed to a 33% increase in average vessel day rates for the current quarter compared with corresponding quarter of fiscal 1997. A larger international-based vessel fleet resulted from the current quarter's acquisition of O.I.L. Ltd. Higher current quarter operating costs compared with fiscal 1997's first quarter resulted from increased costs associated with attracting, training and retaining qualified vessel personnel, a greater number of vessel drydockings and the expansion of the fleet as a result of the acquisition of O.I.L. Ltd.

Current quarter operating margins rose above the preceding quarter's amount due to higher average day rates for the worldwide vessel fleet and the expansion of the fleet as a result of the O.I.L acquisition. The positive effect of these factors on current quarter operating margins was partially offset by higher repair and maintenance costs resulting from a greater number of vessel drydockings.

Revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of brokered vessels, shipyard and other activities for the quarters ended June 30 and March 31 were:

                                                            June 30,          March 31,
                                                   -----------------------   ----------
                        (in thousands)                1997         1996         1997
                                                   ----------   ----------   ----------
        Revenues                                   $   14,444        8,090        3,963
        Expenses                                       12,336        6,775        3,031
                                                   ----------   ----------   ----------
        Margins                                    $    2,108        1,315          932
                                                   ==========   ==========   ==========

Marine division operating profit for the quarters ended June 30 and March 31 consist of the following:

                                                           June 30,           March 31,
                                                   -----------------------   ----------
                        (in thousands)                1997         1996         1997
                                                   ----------   ----------   ----------
        Owned and operated vessels:
          United States                            $   47,251       15,862       43,266
          International                                26,292       16,349       21,958
                                                   ----------   ----------   ----------

                                                       73,543       32,211       65,224
        Gains from asset sales                          3,308          716        3,793
        Brokered vessels, shipyard and other            1,923        1,118          692
                                                   ----------   ----------   ----------
        Operating profit                           $   78,774       34,045       69,709
                                                   ==========   ==========   ==========

Marine fleet utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Utilization of the domestic-based vessel fleet, which operates in U.S. waters, is primarily influenced by offshore activity related to the exploration, development and production of natural gas in the U.S. Gulf of Mexico, whereas, utilization of the international-based vessel fleet, which operates in waters other than the United States, is primarily influenced by offshore activity related to the exploration, development and production of oil. Marine vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following tables compare day-based Marine fleet utilization percentages and average day rates by vessel class and in total for the quarters ended June 30 and March 31.

                                                June 30,               March 31,
                                        --------------------------   -----------
                                           1997           1996          1997
                                        -----------    -----------   -----------
UTILIZATION:
  Domestic-based fleet :
     Towing-supply/supply                      91.0%          91.3          93.3
     Crew/utility                              90.9           90.9          86.7
     Offshore tugs                             63.1           62.4          63.9
     Other                                     59.5           48.8          45.1
     Total                                     84.8%          83.6          84.0
  International-based fleet :
     Towing-supply/supply                      89.4%          87.5          92.1
     Crew/utility                              82.4           90.5          83.6
     Offshore tugs                             83.1           75.4          85.9
     Safety/standby                            78.1           84.4          80.1
     Other                                     83.0           76.2          82.0
     Total                                     86.0%          84.0          87.8
  Worldwide fleet:
     Towing-supply/supply                      90.1%          89.2          92.7
     Crew/utility                              86.1           90.7          85.2
     Offshore tugs                             74.7           69.7          75.9
     Safety/standby                            78.1           84.4          80.1
     Other                                     77.7           69.7          72.1
     Total                                     85.5%          83.8          86.2
                                        ===========    ===========   ===========

AVERAGE VESSEL DAY RATES:
  Domestic-based fleet:
     Towing-supply/supply               $     6,986          4,278         6,382
     Crew/utility                             1,976          1,424         1,800
     Offshore tugs                            6,443          4,994         6,355
     Other                                    2,626          3,158         3,224
     Total                              $     5,876          3,773         5,470
  International-based fleet:
     Towing-supply/supply               $     4,806          3,695         4,116
     Crew/utility                             1,982          1,728         1,958
     Offshore tugs                            3,413          2,708         3,299
     Safety/standby                           6,002          5,194         5,906
     Other                                      873            719           812
     Total                              $     3,909          2,939         3,475
  Worldwide fleet:
     Towing-supply/supply               $     5,750          3,965         5,177
     Crew/utility                             1,979          1,562         1,875
     Offshore tugs                            4,492          3,602         4,468
     Safety/standby                           6,002          5,194         5,906
     Other                                    1,173          1,123         1,213
     Total                              $     4,677          3,298         4,310
                                        ===========    ===========   ===========


Additional investment in the vessel fleet for the current quarter, excluding the acquisitions of O.I.L. Ltd and the nine vessels acquired from Australian joint-venture companies, totaled $13.2 million and included the purchase of a towing-supply vessel and a utility vessel for $2.8 million. The remainder of additions in the current quarter were for modifications to the existing vessel fleet. The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30 and March 31.

                                                                June 30,   March 31,
                                                              ------------- ---------
                                                              1997    1996    1997
                                                              -----   -----   -----
Domestic-based fleet:
     Towing-supply/supply                                       144     139     143
     Crew/utility                                                39      43      41
     Offshore tugs                                               39      41      43
     Other                                                       11      15      15
                                                              -----   -----   -----
     Total                                                      233     238     242
                                                              -----   -----   -----
International-based fleet:
     Towing-supply/supply                                       192     169     164
     Crew/utility                                                49      35      38
     Offshore tugs                                               54      53      51
     Safety/standby                                              26       9      26
     Other                                                       38      47      41
                                                              -----   -----   -----
     Total                                                      359     313     320
                                                              -----   -----   -----
     Owned or chartered vessels included in marine revenues     592     551     562
     Vessels withdrawn from active service                       14      24      16
     Joint-venture and other                                     67      66      47
                                                              -----   -----   -----
     Total                                                      673     641     625
                                                              =====   =====   =====
Worldwide fleet:
     Towing-supply/supply                                       365     351     346
     Crew/utility                                                98      91      88
     Offshore tugs                                              102     100      98
     Safety/standby                                              26      24      25
     Other                                                       82      75      68
                                                              -----   -----   -----
     Total                                                      673     641     625
                                                              =====   =====   =====

The information presented above gives effect to the O.I.L acquisition as of May 16, 1997. Because of the timing of the acquisition the averages presented above distort the effect of O.I.L. on a forward-looking basis. To provide a better understanding of the effect of this acquisition the table below lists average utilization, average day rates and number of vessels by class and geographic distribution as of June 30, 1997.


                                               Average      Average      Number
                                             Utilization    Day Rate   of Vessels
                                             -----------   ----------  ----------
Domestic-based fleet :
   Towing-supply/supply                              90%   $   7,000         145
   Crew/utility                                      89        2,000          39
   Offshore tugs                                     60        6,550          39
   Other                                             56        2,860          11
                                              ---------    ---------   ---------
   Total                                             84%   $   5,900         234
                                              ---------    ---------   ---------
International-based fleet :
   Towing-supply/supply                              89%   $   4,950         231
   Crew/utility                                      82        1,960          57
   Offshore tugs                                     78        3,280          56
   Safety/standby                                    79        6,090          31
   Other                                             81          800          40
                                              ---------    ---------   ---------
   Total                                             85%   $   4,150         415
                                              ---------    ---------   ---------
Worldwide fleet:
   Towing-supply/supply                              89%   $   5,800         376
   Crew/utility                                      85        1,980          96
   Offshore tugs                                     71        4,400          95
   Safety/standby                                    79        6,090          31
   Other                                             75        1,140          51
                                              ---------    ---------   ---------
   Total                                             84%   $   4,800         649
                                              ---------    ---------   ---------

COMPRESSION DIVISION

The Compression division provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are determined, for the most part, by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and natural gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from period-to-period and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long-term growth in operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Compression division operating profit is primarily determined by operating margins from rental gas compression operations. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense), operating margins and related statistics for gas compression operations for the quarters ended June 30 and March 31.


                                                    June 30,           March 31,
                                             ----------------------    ---------
        (in thousands, except statistics)       1997         1996         1997
                                             ---------    ---------    ---------
   Revenues:
     Rentals                                 $  19,354       17,802       18,717
     Repair, service and other                     569        1,298          696
                                             ---------    ---------    ---------
                                                19,923       19,100       19,413
                                             ---------    ---------    ---------
   Expenses:
     Wages and benefits                          3,024        2,919        2,870
     Repairs and maintenance                     3,773        3,240        4,033
     Other                                       1,871        2,003        2,090
                                             ---------    ---------    ---------
                                                 8,668        8,162        8,993
                                             ---------    ---------    ---------
     Operating margins                       $  11,255       10,938       10,420
                                             =========    =========    =========
   Operating margins as a percent
     of revenues                                  56.5%        57.3%        53.7%
                                             =========    =========    =========
   Horsepower based statistics:
     Utilization                                  80.8%        75.5%        79.4%
     Average monthly rental rate             $   16.69        16.58        16.62
     Average fleet size                        476,309      472,108      470,104
                                             =========    =========    =========

Greater demand for natural gas compression services in the current quarter pushed utilization and rental rates above prior year and prior quarter levels which positively affected current quarter operating margins. This positive effect on operating margins in the current quarter compared with the preceding quarter and compared with fiscal 1997's first quarter was partially offset by higher repair and maintenance expense as a result of a greater number of compressor overhauls.

The Compression division also designs, fabricates and installs engineered compressor systems and sells, primarily to its customers, related parts and equipment. The following table compares revenues, costs of sales and sales margins for equipment and parts sales for the quarters ended June 30 and March 31.

                                                          June 30,          March 31,
                                                      ------------------    ---------
               (in thousands)                          1997       1996        1997
                                                      -------    -------    -------
Revenues                                              $ 6,234     10,155      9,439
Costs of sales                                          4,498      8,726      7,608
                                                      -------    -------    -------
      Gross profit margins                            $ 1,736      1,429      1,831
                                                      =======    =======    =======
Gross profit margins as a percent of revenues            27.8%      14.1%      19.4%
                                                      =======    =======    =======

Fluctuations in the level of equipment and parts sales for the periods presented are due to the timing of sales of engineered products. Fluctuations in gross profit margin percentages are the result of competitive market forces. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

Additional investment in the natural gas compression rental fleet during the current quarter totaled $3.6 million and was primarily for additional natural gas compressors.

CORPORATE

On May 16,1997 the Company acquired all of the shares of O.I.L. Ltd. (O.I.L.) from Ocean Group plc in exchange for a cash payment of 328 million pounds sterling or approximately $534 million. In addition a 3 million pound sterling, or approximately $5 million, advance payment was made for the net working capital of O.I.L., with the final purchase price to be adjusted for the final net working capital of O.I.L. as of the closing date. Available cash of $39 million and borrowings of $500 million were used to fund the purchase. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several international offshore oil and gas exploration areas outside of the United States. The total estimated cost of the acquisition of $630 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for the estimated balance of O.I.L. working capital and professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $356 million has been recorded in the Condensed Consolidated Balance Sheet.

The $500 million of debt incurred to finance the O.I.L. acquisition was borrowed pursuant to a $600 million Revolving Credit and Term Loan agreement with several banks and consists of a $400 million term loan and $100 million borrowed under the $200 million revolving credit facility of the agreement. Quarterly repayments of the term loan begin September 30, 1997 and the indebtedness bears interest at fluctuating rates subject to certain options chosen in advance by the Company.

On June 30, 1997 the Company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totalling $13.9 million. The debt has been discounted to yield interest at 7% and is to be repaid in installments beginning September 30, 1997. The total estimated cost of the acquisition of $36 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $11.6 million has also been recorded in the Condensed Consolidated Balance Sheet.

Financing activities for the quarter ended June 30, 1997 provided $456.4 million of cash and included borrowings of $500 million for the acquisition of O.I.L. Ltd discussed above. Principal payments on long-term debt include $30 million of repayments on the revolving line of credit. Higher dividend payments are the result of the fiscal 1997 second quarter increase in the per share dividend from $.125 per share to $.15 per share.

General and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

                                                        June 30,           March
                                                 ---------------------   ---------
(in thousands)                                     1997        1996        1997
                                                 ---------   ---------   ---------
Personnel                                        $  11,427       8,801      10,793
Office and property                                  3,362       2,641       3,026
Sales and marketing                                  1,320         933       1,173
Professional services                                1,455       1,268       1,377
Other                                                1,305       1,432       1,275
                                                 ---------   ---------   ---------

                                                 $  18,869      15,075      17,644
                                                 =========   =========   =========

The increase in general and administrative costs from the preceding quarter to the current quarter is principally the result of the O.I.L. acquisition.

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

INFLATION AND CURRENCY FLUCTUATIONS

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

                           PART II. OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

A. At page 17 of this report is the index for those exhibits required to be filed as a part of this report.

B. The Company filed the following two Current Reports on Form 8-K during the quarter ended June 30, 1997:

       1. A Current Report on Form 8-K dated May 16, 1997 disclosed the Company's acquisition of all of the outstanding shares of O.I.L. Limited and its related international marine operating companies from the Ocean Group plc and its affiliates.

       2. A Current Report on Form 8-K dated May 30, 1997 disclosed that the Company had dismissed KPMG Peat Marwick LLP as the Company's independent accountants and engaged Ernst & Young LLP as the Company's new independent accountants.

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



                                               TIDEWATER INC.
                                               --------------------------------
                                               (Registrant)




Date:  July 22, 1997                           /s/ William C. O'Malley
                                               --------------------------------
                                               William C. O'Malley
                                               Chairman of the Board, President
                                               and Chief Executive Officer




Date:  July 22, 1997                           /s/ Ken C. Tamblyn
                                               --------------------------------
                                               Ken C. Tamblyn
                                               Executive Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX




Exhibit
Number
-------

11        Statement - Computation of Per Share Earnings

27        Financial Data Schedule