Form 10-Q
period 1997-09-30
TIDEWATER INC
filed 1997-10-21
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended September 30, 1997
                                                           ------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

                                      to
-------------------------------------    ---------------------------------------

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

                                                         YES  X          NO
                                                            -----          -----
60,858,281 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 21, 1997. Registrant has no other class of common stock outstanding.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                     September 30,     March 31,
ASSETS                                                   1997             1997
-------------------------------------------------------------------------------
Current assets:

 Cash, including temporary cash investments           $   32,520         41,114
 Trade and other receivables                             254,964        187,612
 Inventories                                              37,574         36,016
 Other current assets                                      5,734          3,984
-------------------------------------------------------------------------------
    Total current assets                                 330,792        268,726
-------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                 17,965         20,556
Properties and equipment:
 Marine equipment                                      1,551,207      1,265,633
 Compression equipment                                   327,053        322,512
 Other                                                    46,073         39,826
-------------------------------------------------------------------------------
                                                       1,924,333      1,627,971
 Less accumulated depreciation                           974,874        946,880
-------------------------------------------------------------------------------
    Net properties and equipment                         949,459        681,091
Goodwill, net                                            381,660         21,357
Other assets                                              58,934         47,270
-------------------------------------------------------------------------------
                                                      $1,738,810      1,039,000
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
 Current maturities of long-term debt                     63,883             --
 Accounts payable and accrued expenses                   144,073         94,748
-------------------------------------------------------------------------------
       Total current liabilities                         207,956         94,748
-------------------------------------------------------------------------------
Long-term debt                                           387,083             --
Deferred income taxes                                    170,041         95,595
Accrued property and liability losses                     41,669         32,146
Other liabilities and deferred credits                    56,229         46,847
Stockholders' equity:
 Common stock of $.10 par value; issued
    60,750,014 shares at September and
    60,334,889 shares at March                             6,075          6,033
 Additional paid-in capital                              353,377        341,415
 Retained earnings                                       530,321        433,347
-------------------------------------------------------------------------------
                                                         889,773        780,795
 Less:
 Cumulative foreign currency translation adjustment       10,582         10,676
 Deferred compensation - restricted stock                  3,359            455
-------------------------------------------------------------------------------
         Total stockholders' equity                      875,832        769,664
-------------------------------------------------------------------------------
                                                      $1,738,810      1,039,000
===============================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
-------------------------------------------------------------------------------

                                                  Quarter Ended                       Six Months Ended
                                                  September 30,                         September 30,
                                         ------------------------------        ----------------------------
                                             1997                1996              1997              1996
-----------------------------------------------------------------------------------------------------------
Revenues:
   Marine operations                     $    270,413           167,691           500,853           314,330
   Compression operations                      27,562            26,181            53,719            55,436
-----------------------------------------------------------------------------------------------------------
                                              297,975           193,872           554,572           369,766
-----------------------------------------------------------------------------------------------------------
Costs and expenses:
   Marine operations                          130,721            96,579           253,905           187,795
   Compression operations                      13,908            14,625            27,074            31,513
   Depreciation and amortization               30,603            20,816            55,711            40,833
   General and administrative                  21,028            15,823            39,897            30,898
-----------------------------------------------------------------------------------------------------------
                                              196,260           147,843           376,587           291,039
-----------------------------------------------------------------------------------------------------------
                                              101,715            46,029           177,985            78,727
Other income (expenses):
   Foreign exchange loss                          (32)             (397)              (97)             (254)
   Gains on sales of assets                     3,369               561             6,854             1,995
   Equity in net earnings of
      unconsolidated companies                  1,798             1,176             2,822             2,419
   Minority interests                              34              (162)             (261)             (340)
   Other expense                               (8,000)               --            (8,000)               --
   Interest and miscellaneous income            1,214             1,345             2,210             2,256
   Interest and other debt costs               (8,691)             (121)          (13,195)             (534)
-----------------------------------------------------------------------------------------------------------
                                              (10,308)            2,402            (9,667)            5,542
-----------------------------------------------------------------------------------------------------------
Earnings before income taxes                   91,407            48,431           168,318            84,269
Income taxes                                   27,078            15,479            53,228            26,947
-----------------------------------------------------------------------------------------------------------
Net earnings                             $     64,329            32,952           115,090            57,322
===========================================================================================================
Primary and fully-diluted
   earnings per common share:            $       1.05               .53              1.88               .92
===========================================================================================================
Weighted average common
   shares and equivalents                  61,088,777        62,594,928        61,011,397        62,628,126
===========================================================================================================
Cash dividends declared
   per common share                      $        .15               .15               .30              .275
===========================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-------------------------------------------------------------------------------

                                                     Quarter Ended             Six Months Ended
                                                     September 30,               September 30,
                                                ----------------------      ----------------------
                                                   1997         1996          1997           1996
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities       $ 76,257        43,930       174,026        91,882
--------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                   7,789         2,348        18,346         7,427
   Additions to properties and equipment         (32,552)      (19,625)      (52,669)      (32,451)
   Acquisitions, net of cash acquired              1,973            --      (553,419)       (3,435)
   Increase in other assets                         (120)           --        (3,553)           --
   Additional investment in unconsolidated
      companies                                     (159)           --          (159)           --
   Purchase of marketable securities                  --        (6,060)           --        (6,060)
--------------------------------------------------------------------------------------------------
      Net cash used in investing activities      (23,069)      (23,337)     (591,454)      (34,519)
--------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on long-term debt          (47,596)      (17,464)      (82,849)      (43,018)
   Credit facility borrowing                       5,000            --       505,000            --
   Cash dividends paid                            (9,063)       (9,302)      (18,116)      (17,046)
   Proceeds from issuance of common stock          4,123           317         4,799         2,047
--------------------------------------------------------------------------------------------------
      Net cash provided by (used in)
       financing activities                      (47,536)      (26,449)      408,834       (58,017)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash,
   including temporary cash investments            5,652        (5,856)       (8,594)         (654)
Cash, including temporary cash
   investments at beginning of period             26,868        33,970        41,114        28,768
--------------------------------------------------------------------------------------------------
Cash, including temporary cash
   investments at end of period                 $ 32,520        28,114        32,520        28,114
==================================================================================================
Supplemental disclosure of cash flow
   information:
      Cash paid during the period for:
      Interest                                  $  8,519           434         9,159           786
      Income taxes                              $ 36,204        15,179        41,771        16,590
==================================================================================================
Supplemental noncash investing activity:
   Acquisitions:
      Fair value of assets acquired             $  1,973            --       698,643        51,305
      Net cash paid for stock                         --            --      (553,419)       (3,435)
--------------------------------------------------------------------------------------------------
      Liabilities assumed                       $  1,973            --       145,224        47,870
==================================================================================================

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

(3)  Income Taxes

     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 34% for the quarter and six-month period ended September 30, 1997 excluding a $4 million (or $.07 per share) reduction in deferred taxes resulting from the lowering of United Kingdom corporate income tax rates which had the effect of reducing the effective tax rate for the quarter and six-month period ended September 30, 1997 to 30% and 32%, respectively. For the quarter and six-month period ended September 30, 1996 the effective tax rate was 32%.

(4)  Marine Acquisitions

     During the quarter ended June 30, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.) from Ocean Group plc in exchange for a cash payment of 328 million pounds sterling or approximately $534 million. In addition, a 3 million pound sterling, or approximately $5 million, advance payment was made for the net working capital of O.I.L., with the final purchase price to be adjusted for the final net working capital of O.I.L. as of the closing date. Available cash of $39 million and borrowings of $500 million were used to fund the purchase. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several international offshore oil and gas exploration areas outside of the United States. The total estimated cost of the acquisition of $626 million, which includes $65.6 million of deferred income tax liability, was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for the estimated balance of O.I.L. working capital and professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $354 million has been recorded in the Condensed Consolidated Balance Sheet.

        The results of O.I.L.'s operations have been consolidated with the company's effective May 16, 1997. Pro forma combined results of operations of the company and of O.I.L. including appropriate purchase accounting adjustments for the quarter ended September 30, 1996 and for the six-month periods ended September 30, 1997 and 1996 as though the acquisition had taken place on April 1 of the respective years are as follows:


                                            Quarter Ended    Six Months Ended
                                            September 30,      September 30,
                                            -------------  --------------------
                                               1996         1997         1996
-------------------------------------------------------------------------------
Revenues                                     $227,370      575,017      435,785
Net earnings                                 $ 29,898      114,433       49,996
Primary and fully diluted earnings
   per common share                          $    .48         1.88          .80


        The $500 million of debt incurred to finance the O.I.L. acquisition was borrowed pursuant to a $600 million Revolving Credit and Term Loan agreement with several banks and consists of a $400 million term loan and $100 million borrowed under the $200 million revolving credit facility of the agreement. The term loan is payable in quarterly installments and bears interest at fluctuating rates subject to certain options chosen in advance by the company.

        On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totalling $14.0 million. The debt has been discounted to yield interest at 7% and is to be repaid in semi-annual installments. The total estimated cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $10.7 million has been recorded in the Condensed Consolidated Balance Sheet.

(5) The Internal Revenue Service has notified the company of proposed deficiencies aggregating approximately $17.5 million of additional income taxes resulting from audits of the company's income tax returns for the years ended March 31, 1993, 1994 and 1995. Additionally, the company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. While the amount, if any, of such claims for which the company ultimately may be held liable is not presently determinable, if the claimants and all similarly situated employees and former employees who might file claims were successful, the aggregate amount of the company's liability, based on available information, could approximate $15 million.

        In the quarter ended September 30, 1997 the company provided an additional reserve of $8 million for the possible adverse outcome of the above matters. In management's opinion, the amount of the company's liability in excess of established reserves, if any, will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

                      INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
of Tidewater Inc.:



We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 1997. These financial statements are the responsibility of the company's management. The condensed consolidated balance sheet and the related condensed consolidated statements of earnings and cash flows of Tidewater Inc. and subsidiaries as of September 30, 1996, and for the three-month and six-month periods then ended were reviewed by other accountants whose report dated October 18, 1996 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at September 30, 1997, and for the three-month and six-month periods then ended for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements for the year ended March 31, 1997, from which the accompanying condensed balance sheet was derived, were audited by other accountants and they expressed an unqualified opinion on those financial statements in their report dated April 30, 1997.



                                        Ernst & Young LLP



New Orleans, Louisiana
October 20, 1997

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

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements set forth in this Quarterly Report on Form 10-Q which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The company faces many risks and uncertainties, many of which are beyond the control of the company, including fluctuations in oil and gas prices; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency controls and environmental and labor laws. Readers should consider all of these risk factors as well as other information contained in this report.

During the current quarter the Board of Directors authorized management to pursue various alternatives for possibly monetizing the company's investment in the natural gas compression division. Should a transaction occur, it would allow management to fully concentrate its efforts on the marine division.

MARINE DIVISION

The Marine division provides a diverse range of services and equipment to the offshore energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs principally consist of crew costs, repair and maintenance, insurance, fuel, lube and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of the Marine division's owned and operated vessel fleet for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1997:

                                                                                         Quarter
                                      Quarter Ended             Six Months Ended          Ended
                                      September 30,               September 30,          June 30,
                                   -------------------         ------------------        --------
        (in thousands)             1997           1996         1997          1996          1997
-------------------------------------------------------------------------------------------------
Revenues:
  United States                  $115,848        79,227       221,804       147,423       105,956
  International                   139,597        79,126       249,637       149,479       110,040
-------------------------------------------------------------------------------------------------
                                  255,445       158,353       471,441       296,902       215,996
-------------------------------------------------------------------------------------------------
Expenses:
  Crew costs                       61,810        44,053       114,558        81,937        52,748
  Repair and maintenance           35,190        22,803        69,193        49,461        34,003
  Insurance                         6,542         8,383        14,992        16,314         8,450
  Fuel, lube and supplies           8,434         7,552        16,571        14,733         8,137
  Other                             7,629         5,975        15,139        10,762         7,510
-------------------------------------------------------------------------------------------------
                                  119,605        88,766       230,453       173,207       110,848
-------------------------------------------------------------------------------------------------
Operating margins                $135,840        69,587       240,988       123,695       105,148
=================================================================================================
Operating margin percentages         53.2%         43.9%         51.1%         41.7%         48.7%
=================================================================================================

Current quarter and six-month operating margins rose considerably above the respective amounts from fiscal 1997 due to a 41% increase in average day rates for the worldwide vessel fleet partially offset by higher operating costs. The rise in average day rates for the worldwide fleet is the result of greater demand in the U.S. Gulf of Mexico and internationally for the services provided by the company. Higher current quarter and six-month operating costs when compared with fiscal 1997's respective amounts are attributable to a larger international-based vessel fleet due to the O.I.L. and Australian acquisitions, increased costs associated with attracting, training and retaining qualified vessel personnel and a greater number of vessel drydockings.

Current quarter operating margins rose above the preceding quarter due to the combination of higher average day rates for the worldwide vessel fleet being partially offset by higher operating costs. Continued strong demand in the U.S. Gulf of Mexico and better market conditions in certain international locations were the reasons for the increase in average vessel dayrates. Higher operating costs are principally due to the expansion of the international-based vessel fleet as a result of the O.I.L. and Australian acquisitions. Amounts for the quarter ended June 30, 1997 included activity for the O.I.L. fleet for only half of the quarter as the acquisition was effective May 16, 1997 and did not include any activity for the vessels acquired from Australian joint-venture companies as the remaining 50% equity interest was purchased on June 30, 1997.

Revenues, operating expenses (excluding general and administrative expense and depreciation expense) and operating margins of brokered vessels, shipyard and other activities for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1997 were:

                                                                        Quarter
                            Quarter Ended         Six Months Ended       Ended
                            September 30,           September 30,       June 30,
                          ----------------        ----------------      --------
     (In thousands)       1997        1996        1997        1996        1997
--------------------------------------------------------------------------------
Revenues                $14,968       9,338      29,412      17,428      14,444
Expenses                 11,116       7,813      23,452      14,588      12,336
--------------------------------------------------------------------------------
Margins                 $ 3,852       1,525       5,960       2,840       2,108
================================================================================

Marine division operating profit for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1997 consist of the following:

                                                                                             Quarter
                                              Quarter Ended           Six Months Ended        Ended
                                              September 30,             September 30,        June 30,
                                           ------------------         -----------------      --------
          (In thousands)                   1997          1996         1997         1996        1997
-----------------------------------------------------------------------------------------------------
Owned and operated vessels:
  United States                          $ 56,722       26,204      103,973       42,066       47,251
  International                            41,059       18,695       67,351       35,044       26,292
-----------------------------------------------------------------------------------------------------
                                           97,781       44,899      171,324       77,110       73,543
Gains from asset sales                      2,851          161        6,159          877        3,308
Brokered vessels, shipyard and other        3,674        1,278        5,597        2,396        1,923
-----------------------------------------------------------------------------------------------------
Operating profit                         $104,306       46,338      183,080       80,383       78,774
=====================================================================================================

Marine fleet utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Utilization of the domestic-based fleet, which operates in U.S. waters, is primarily influenced by offshore activity related to the exploration, development and production of natural gas in the U.S. Gulf of Mexico; whereas, utilization of the international-based fleet, which operates in waters other than the United States, is primarily influenced by offshore activity related to the exploration, development and production of oil. Marine vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following two tables compare day-based Marine fleet utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1997:

                                                                                  Quarter
                                     Quarter Ended          Six Months Ended       Ended
                                     September 30,            September 30,       June 30,
                                   ------------------        ---------------      --------
                                   1997          1996        1997       1996        1997
------------------------------------------------------------------------------------------
UTILIZATION:
-----------
  Domestic-based fleet
  --------------------
  Towing-supply/supply              91.1%         90.2        91.1        90.8        91.0
  Crew/utility                      88.9          94.1        89.9        92.5        90.9
  Offshore tugs                     64.3          67.0        63.7        64.8        63.1
  Other                             60.5          61.9        60.0        55.1        59.5
  Total                             84.8%         85.1        84.8        84.3        84.8

  International-based fleet
  -------------------------
  Towing-supply/supply              88.0%         88.1        88.7        87.8        89.4
  Crew/utility                      80.9          85.4        81.6        87.9        82.4
  Offshore tugs                     80.3          70.3        81.7        72.8        83.1
  Safety/standby                    71.3          78.2        74.4        79.6        78.1
  Other                             78.1          74.4        80.7        75.3        83.0
  Total                             83.9%         82.1        84.9        83.0        86.0

  Worldwide fleet
  ---------------
  Towing-supply/supply              89.2%         89.1        89.6        89.1        90.1
  Crew/utility                      84.2          90.1        85.1        90.4        86.1
  Offshore tugs                     73.6          68.8        74.1        69.3        74.7
  Safety/standby                    71.3          78.2        74.4        79.6        78.1
  Other                             73.9          71.7        75.9        70.7        77.7
  Total                             84.2%         83.3        84.8        83.6        85.5
==========================================================================================
AVERAGE VESSEL DAY RATES:
------------------------
  Domestic-based fleet
  --------------------
  Towing-supply/supply          $  7,532         5,049       7,261       4,660       6,986
  Crew/utility                     2,142         1,512       2,058       1,468       1,976
  Offshore tugs                    6,558         5,355       6,501       5,185       6,443
  Other                            2,757         3,050       2,692       3,100       2,626
  Total                         $  6,308         4,317       6,094       4,047       5,876

  International-based fleet
  -------------------------
  Towing-supply/supply          $  5,440         3,838       5,151       3,768       4,806
  Crew/utility                     2,190         1,735       2,093       1,731       1,982
  Offshore tugs                    3,494         2,916       3,453       2,809       3,413
  Safety/standby                   6,138         4,907       6,073       4,975       6,002
  Other                              935           662         901         690         873
  Total                         $  4,438         3,144       4,188       3,044       3,909

  Worldwide fleet
  ---------------
  Towing-supply/supply          $  6,267         4,387       6,023       4,178       5,750
  Crew/utility                     2,169         1,610       2,077       1,586       1,979
  Offshore tugs                    4,621         3,971       4,557       3,788       4,492
  Safety/standby                   6,138         4,907       6,073       4,975       6,002
  Other                            1,291         1,109       1,229       1,116       1,173
  Total                         $  5,127         3,639       4,911       3,471       4,677
==========================================================================================

Additional investment in the vessel fleet for the current quarter totaled $29.0 million and included the purchase of six safety/standby vessels and a towing-supply vessel. The remainder of additions in the current quarter were for modifications to the existing vessel fleet.

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1997:




                                                      Quarter                  Six Months             Quarter
                                                       Ended                     Ended                 Ended
                                                   September 30,              September 30,           June 30,
--------------------------------------------------------------------------------------------------------------
                                                 1997         1996          1997         1996            1997
                                                 ----         ----          ----         ----            ----
Domestic-based fleet:
--------------------
 Towing-supply/supply                             145          137           145          138              144
 Crew/utility                                      39           42            39           42               39
 Offshore tugs                                     40           43            40           42               39
 Other                                             11           13            11           14               11
--------------------------------------------------------------------------------------------------------------
 Total                                            235          235           235          236              233
--------------------------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
 Towing-supply/supply                             230          169           211          168              192
 Crew/utility                                      57           36            53           36               49
 Offshore tugs                                     55           53            54           53               54
 Safety/standby                                    31           26            29           19               26
 Other                                             35           49            36           47               38
--------------------------------------------------------------------------------------------------------------
 Total                                            408          333           383          323              359
---------------------------------------------------------------------------------------------------------------
 Owned or chartered vessels
    included in marine revenues                   643          568           618          559              592
 Vessels withdrawn from active service             12           22            13           23               14
 Joint-venture and other                           60           47            59           57               67
---------------------------------------------------------------------------------------------------------------
    Total                                         715          637           690          639              673
===============================================================================================================
Worldwide fleet:
---------------
 Towing-supply/supply                             391          345           372          349              365
 Crew/utility                                     106           89           102           89               98
 Offshore tugs                                    104          102           103          101              102
 Safety/standby                                    32           26            30           26               26
 Other                                             82           75            83           74               82
---------------------------------------------------------------------------------------------------------------
 Total                                            715          637           690          639              673
===============================================================================================================


COMPRESSION DIVISION

The Compression division provides natural gas compression services and equipment for a variety of applications primarily in the energy industry. Rental revenues are determined, for the most part, by utilization and fleet size. Utilization is affected by natural gas storage levels and by the number and age of producing oil and natural gas wells which, in turn, are dependent upon the price levels of oil and natural gas. Quality of service, availability and rental rates for equipment are also major factors which affect utilization. Operating expenses are generally consistent from period-to-period and usually vary in the short-term due to fluctuations in the amount of repair and maintenance expense. Long-term growth in operating expenses will occur primarily as a result of increased fleet size and general inflationary factors. Compression division operating profit is primarily determined by operating margins from rental gas compression operations. The following tables compare revenues, operating expenses (excluding general and administrative expense and depreciation expense), operating margins and related statistics for gas compression operations for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1997.

                                                                                                       Quarter
                                                  Quarter Ended                Six Months Ended         Ended
                                                  September 30,                  September 30,         June 30,
                                               -------------------           --------------------      --------
      (In thousands, except statistics)        1997           1996           1997            1996         1997
---------------------------------------------------------------------------------------------------------------
Revenues:
  Rentals                                   $ 20,039         17,995         39,393         35,797        19,354
  Repair, service and other                      890            677          1,459          1,975           569
---------------------------------------------------------------------------------------------------------------
                                              20,929         18,672         40,852         37,772        19,923
---------------------------------------------------------------------------------------------------------------
Expenses:
  Wages and benefits                           3,087          3,054          6,111          5,973         3,024
  Repairs and maintenance                      3,937          3,243          7,710          6,483         3,773
  Other                                        2,118          1,953          3,989          3,956         1,871
---------------------------------------------------------------------------------------------------------------
                                               9,142          8,250         17,810         16,412         8,668
---------------------------------------------------------------------------------------------------------------
Operating margins                           $ 11,787         10,422         23,042         21,360        11,255
===============================================================================================================
Operating margin percentages                    56.3%          55.8%          56.4%          56.5%         56.5%
===============================================================================================================
Horsepower based statistics:
  Utilization                                   81.3%          76.3%          81.1%          75.8%         80.8%
  Average monthly rental rate                 $17.07          16.75          16.88          16.67         16.69
  Average fleet size                         481,970        468,449        477,918        470,278       476,309
===============================================================================================================

Fiscal 1998 second quarter and six-month operating margins rose above the respective prior year's amounts due to higher utilization and rental rates for a larger compressor fleet being partially offset by higher repair and maintenance costs. The increase in utilization and rental rates resulted from greater demand for natural gas compression services and the increase in repair and maintenance costs was due to a greater number of compressor overhauls. Current quarter operating margins were consistent with preceding quarter amounts.

The Compression division also designs, fabricates and installs engineered compressor systems and sells related parts and equipment. The following table compares revenues, costs of sales and sales margins for equipment and parts sales for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1997:

                                                                                                       Quarter
                                                   Quarter Ended                Six Months Ended        Ended
                                                   September 30,                  September 30,        June 30,
                                               -------------------           --------------------      --------
            (In thousands)                     1997           1996           1997            1996         1997
---------------------------------------------------------------------------------------------------------------
Revenues                                     $ 6,633          7,509         12,867         17,664         6,234
Costs of sales                                 4,766          6,375          9,264         15,101         4,498
---------------------------------------------------------------------------------------------------------------
      Gross profit margins                   $ 1,867          1,134          3,603          2,563         1,736
===============================================================================================================
Gross profit margin percentages                 28.1%          15.1%          28.0%          14.5%         27.8%
===============================================================================================================

Fluctuations in the level of equipment and parts sales for the periods presented are due to the timing of sales of engineered products. Fluctuations in gross profit margin percentages are the result of competitive market forces. Costs of sales consist primarily of wages and benefits and material costs associated with the design, fabrication and installation of packaged compressor systems.

Additional investment in the natural gas compression rental fleet for the current year-to-date period totaled $8.2 million for additional natural gas compressors and modifications of existing equipment to meet customer requirements.

CORPORATE

During the quarter ended June 30, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.) from Ocean Group plc in exchange for a cash payment of 328 million pounds sterling or approximately $534 million. In addition, a 3 million pound sterling, or approximately $5 million, advance payment was made for the net working capital of O.I.L., with the final purchase price to be adjusted for the final net working capital of O.I.L. as of the closing date. Available cash of $39 million and borrowings of $500 million were used to fund the purchase. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several international offshore oil and gas exploration areas outside of the United States. The total estimated cost of the acquisition of $626 million, which includes $65.6 million of deferred income tax liability, was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for the estimated balance of O.I.L. working capital and professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $354 million has been recorded in the Condensed Consolidated Balance Sheet.

The $500 million of debt incurred to finance the O.I.L. acquisition was borrowed pursuant to a $600 million Revolving Credit and Term Loan agreement with several banks and consists of a $400 million term loan and $100 million borrowed under the $200 million revolving credit facility of the agreement. The term loan is payable in quarterly installments and bears interest at fluctuating rates subject to certain options chosen in advance by the company.

On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totalling $14.0 million. The debt has been discounted to yield interest at 7% and is to be repaid in semi-annual installments. The total estimated cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $10.7 million has been recorded in the Condensed Consolidated Balance Sheet.

Financing activities for the six months ended September 30, 1997 provided $408.8 million of cash and included borrowings of $500 million for the acquisition of O.I.L. Ltd discussed above. In addition to $18.0 million of scheduled payments, principal payments on long-term debt include $50 million of repayments on the revolving line of credit and repayment of $14.8 million of debt assumed from the O.I.L. and Australian joint-venture acquisitions. Higher dividend payments are the result of the fiscal 1997 second quarter increase in the per share dividend from $.125 per share to $.15 per share.

General and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1997 consist of the following:

                                                                                                       Quarter
                                                  Quarter Ended                Six Months Ended         Ended
                                                  September 30,                  September 30,         June 30,
                                               -------------------           --------------------      -------
          (In thousands)                       1997           1996           1997            1996        1997
---------------------------------------------------------------------------------------------------------------
Personnel                                   $ 12,527          9,384         23,954         18,185        11,427
Office and property                            3,575          2,867          6,937          5,508         3,362
Sales and marketing                            1,568          1,066          2,888          1,999         1,320
Professional services                          1,564          1,357          3,019          2,625         1,455
Other                                          1,794          1,149          3,099          2,581         1,305
---------------------------------------------------------------------------------------------------------------
                                            $ 21,028         15,823         39,897         30,898        18,869
===============================================================================================================

The Internal Revenue Service has notified the company of proposed deficiencies aggregating approximately $17.5 million of additional income taxes resulting from audits of the company's income tax returns for the years ended March 31, 1993, 1994 and 1995. Additionally the company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. While the amount, if any, of such claims for which the company ultimately may be held liable is not presently determinable, if the claimants and all similarly situated employees and former employees who might file claims were successful, the aggregate amount of the company's liability, based on available information, could approximate $15 million.

In the quarter ended September 30, 1997 the company provided an additional reserve of $8 million for the possible adverse outcome of the above matters. In management's opinion, the amount of the company's liability in excess of established reserves, if any, will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

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

                          PART II.  OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

A. The Annual Meeting of Stockholders of the company was held in New Orleans, Louisiana on July 24, 1997.

B. Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

                                                     Nominee or Director
    Name                                             Continuing in Office
    ----                                             ------------------------
    Robert H. Boh                                    Director Continuing in Office
    Donald T. Bollinger                              Director Continuing in Office
    Arthur R. Carlson                                Nominee
    Larry T. Hornbeck                                Director Continuing in Office
    Hugh J. Kelly                                    Director Continuing in Office
    John P. Laborde                                  Nominee
    Paul W. Murrill                                  Director Continuing in Office
    William C. O'Malley                              Nominee
    Lester Pollack                                   Director Continuing in Office
    J. Hugh Roff, Jr.                                Director Continuing in Office

C. The company's Stockholders voted as follows with respect to the proposals presented at the meeting:

    1. Arthur R. Carlson was elected director with 46,208,964 votes cast for and 3,809,764 votes withheld;

    2. John P. Laborde was elected director with 45,421,238 votes cast for and 4,597,490 votes withheld;

    3. William C. O'Malley was elected director with 46,187,640 votes cast for and 3,831,088 votes withheld;

    4. The 1997 Stock Incentive Plan was approved with 47,394,039 votes cast for, 2,437,963 votes against and 186,726 abstentions;

    5. The Executive Officer Annual Incentive Plan was approved with 47,342,701 votes cast for, 915,087 votes against and 329,397 abstentions; and

    6. The selection of Ernst & Young LLP as the company's independent auditors for the fiscal year ending March 31, 1998 was ratified with 49,707,165 votes cast for, 165,468 votes against and 146,095 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

A. At page 20 of this report is the index for those exhibits required to be filed as a part of this report.

B. During the quarter ended September 30, 1997 the company filed a Form 8-K/A-1 dated May 16, 1997 amending and restating the disclosures contained in a Form 8-K dated May 16, 1997. The Form 8-K/A-1 included financial statements and pro forma financial information for the company's acquisition of O.I.L. Limited.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           TIDEWATER INC.
                                           ------------------------------------
                                           (Registrant)




Date: October 21, 1997                          /s/ William C. O'Malley
                                           ------------------------------------
                                           William C. O'Malley
                                           Chairman of the Board, President and
                                           Chief Executive Officer





Date: October 21, 1997                          /s/ Ken C. Tamblyn
                                           ------------------------------------
                                           Ken C. Tamblyn
                                           Executive Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
Number
------
10       Employment Agreement dated September 25, 1997 between the company and
         William C. O'Malley.

11       Statement - Computation of Per Share Earnings

15       Letter re Unaudited Interim Financial Information

27       Financial Data Schedule