Form 10-Q
period 1997-12-31
TIDEWATER INC
filed 1998-01-26
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended December 31, 1997
                                             -----------------

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

                                       to
---------------------------------------  ---------------------------------------

                          Commission file number 1-6311

                                 TIDEWATER INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          072-0487776
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

    1440 Canal Street, Suite 2100, New Orleans, Louisiana    70112
--------------------------------------------------------------------------------
    (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:      (504) 568-1010
                                                   -----------------------------

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

60,894,400 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 26, 1998. Registrant has no other class of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

------------------------------------------------------------------------------------------------------------------------
                                                                                         December 31,          March 31,
ASSETS                                                                                       1997                1997
------------------------------------------------------------------------------------------------------------------------

Current assets:
     Cash, including temporary cash investments                                          $   27,872               41,166
     Trade and other receivables, net                                                       253,080              176,513
     Inventories                                                                             28,202               28,171
     Other current assets                                                                     4,278                3,803
------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                313,432              249,653
------------------------------------------------------------------------------------------------------------------------
Equity investments in and advances to unconsolidated companies                               19,963               20,556
Net assets of discontinued Compression operations                                           244,208              253,305
Properties and equipment:
     Vessels and related equipment                                                        1,532,278            1,265,633
     Other properties and equipment                                                          35,092               25,220
------------------------------------------------------------------------------------------------------------------------
                                                                                          1,567,370            1,290,853
     Less accumulated depreciation                                                          846,204              827,710
------------------------------------------------------------------------------------------------------------------------
     Net properties and equipment                                                           721,166              463,143
------------------------------------------------------------------------------------------------------------------------
Goodwill                                                                                    358,945                  406
Other assets                                                                                 61,694               47,235
------------------------------------------------------------------------------------------------------------------------
                                                                                         $1,719,408            1,034,298
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                                    59,345                   --
     Accounts payable and accrued expenses                                                  145,853               90,046
------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                           205,198               90,046
------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                                              295,556                   --
Deferred income taxes                                                                       171,973               95,595
Accrued property and liability losses                                                        44,833               32,146
Other liabilities and deferred credits                                                       56,239               46,847
Stockholders' equity:
     Common stock, $.10 par value; issued 60,889,394 shares
       at December and 60,334,889 shares at March                                             6,089                6,033
      Additional paid-in capital                                                            357,758              341,415
      Retained earnings                                                                     595,147              433,347
------------------------------------------------------------------------------------------------------------------------
                                                                                            958,994              780,795
      Less cumulative foreign currency translation adjustment                                10,582               10,676
      Less deferred compensation - restricted stock                                           2,803                  455
------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                          945,609              769,664
------------------------------------------------------------------------------------------------------------------------
                                                                                         $1,719,408            1,034,298
========================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

-----------------------------------------------------------------------------------------------------------------------
                                                             Quarter Ended                         Nine Months Ended
                                                              December 31,                             December 31,
-----------------------------------------------------------------------------------------------------------------------
                                                      1997                   1996              1997               1996
-----------------------------------------------------------------------------------------------------------------------

Marine revenues                                   $    280,697             184,133           781,550            498,463
Costs and expenses:
    Operating costs                                    135,962              98,290           389,867            286,086
    Depreciation and amortization                       24,481              14,087            67,109             41,514
    General and administrative                          19,075              13,508            54,021             38,942
-----------------------------------------------------------------------------------------------------------------------
                                                       179,518             125,885           510,997            366,542
-----------------------------------------------------------------------------------------------------------------------
                                                       101,179              58,248           270,553            131,921
Other income (expense):
    Foreign exchange gain (loss)                          (153)                 70              (242)              (179)
    Gains on sales of assets                            10,015                 682            16,173              1,528
    Equity in net earnings of
       unconsolidated companies                          1,226               1,288             4,048              3,706
    Minority interests                                    (425)               (200)             (686)              (540)
    Other income (expense)                               1,153                  --            (6,847)                --
    Interest and miscellaneous income                    1,093               1,376             3,270              3,544
    Interest and other debt costs                       (7,900)               (122)          (21,095)              (648)
-----------------------------------------------------------------------------------------------------------------------
                                                         5,009               3,094            (5,379)             7,411
-----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                           106,188              61,342           265,174            139,332
Income taxes                                            35,890              20,210            85,687             44,797
-----------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                     70,298              41,132           179,487             94,535
Earnings from discontinued operations                    3,661               2,038             9,562              5,957
-----------------------------------------------------------------------------------------------------------------------
Net earnings                                      $     73,959              43,170           189,049            100,492
=======================================================================================================================
Earnings per common share:
Earnings from continuing operations               $       1.15                0.66              2.96               1.53
Earnings from discontinued operations                      .06                0.04               .15               0.09
-----------------------------------------------------------------------------------------------------------------------
Earnings per share                                $       1.21                0.70              3.11               1.62
=======================================================================================================================
Diluted earnings per common share:
Earnings from continuing operations               $       1.15                 .66              2.95               1.52
Earnings from discontinued operations                      .06                 .03               .15                .09
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $       1.21                0.69              3.10               1.61
=======================================================================================================================
Weighted average common shares
    outstanding                                     60,873,807          61,951,401        60,566,536         61,970,101
Incremental common shares from
    stock options                                      388,353             464,514           389,162            435,908
-----------------------------------------------------------------------------------------------------------------------
Weighted average common shares
    and equivalents                                 61,262,160          62,415,915        60,955,698         62,406,009
=======================================================================================================================
Cash dividends declared per
    common share                                  $       0.15                0.15              0.45              0.425
=======================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                  Quarter Ended                     Nine Months Ended
                                                                   December 31,                        December 31,
                                                             1997                1996           1997              1996
-----------------------------------------------------------------------------------------------------------------------

Net cash provided by continuing operations               $   84,557             52,360         237,969          126,912
Net cash provided by discontinued operations                 12,803             13,604          33,765           30,934
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                    97,360             65,964         271,734          157,846
-----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sales of assets                            18,243              3,890          36,589           11,317
    Additions to properties and equipment                   (17,875)           (13,085)        (70,544)         (45,536)
    Investment in U.S. Treasury notes                            --            (35,660)             --          (41,720)
    Acquisitions, net of cash acquired and debt
         assumption                                              --                 --        (552,757)          (3,435)
    Increase in other assets                                    339                 --          (3,876)              --
    Additional investment in joint venture                   (1,409)                --          (1,409)              --
-----------------------------------------------------------------------------------------------------------------------
         Net cash used in investing activities                 (702)           (44,855)       (591,997)         (79,374)
-----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Common stock purchased                                       --            (28,667)             --          (28,667)
    Principal payments on long-term debt                    (95,243)                --        (178,092)         (43,018)
    Credit facility borrowings                                   --                 --         505,000               --
    Proceeds from issuance of common stock                    2,511                 36           7,310            2,083
    Cash dividends                                           (9,133)            (9,306)        (27,249)         (26,352)
-----------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing
              activities                                   (101,865)           (37,937)        306,969          (95,954)
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                         (5,207)           (16,828)        (13,294)         (17,482)
Cash at beginning of period                                  33,079             28,114          41,166           28,768
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                    $   27,872             11,286          27,872           11,286
=======================================================================================================================
Supplemental disclosure of cash flow information:
    Cash paid for:
         Interest                                        $    9,765                266          18,924              520
         Income taxes                                        25,871             13,470          67,642           30,060
=======================================================================================================================
Supplemental noncash investing activities:
    Acquisitions:
         Fair value of assets acquired                   $       --                 --         695,701           51,305
         Net cash paid for stock                                 --                 --        (552,757)          (3,435)
-----------------------------------------------------------------------------------------------------------------------
         Liabilities assumed                             $       --                 --         142,944           47,870
=======================================================================================================================

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

(2)  Earnings per Share Data

     In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with earnings per share and diluted earnings per share. The calculation of earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for the quarter and nine-month period ended December 31, 1996 have been restated to conform to the requirements of SFAS No. 128.

(3)  Income Taxes

     Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings from continuing operations for the quarter and nine-month period ended December 31, 1997 was 33.8%, excluding a $4 million (or $.07 per share) second quarter reduction in deferred taxes resulting from the lowering of United Kingdom corporate income tax rates which had the effect of reducing the effective tax rate applicable to pre-tax earnings from continuing operations for the nine-month period ended December 31, 1997 to 32.3%. For the quarter and nine-month period ended December 31, 1996 the effective tax rates applicable to pre-tax earnings from continuing operations were 33% and 32.2%, respectively.

(4)  Planned Sale of Compression Business

     On December 19, 1997 the company entered into a definitive agreement to sell its natural gas compression business for $360 million in cash. Accordingly, the company's unaudited condensed consolidated financial statements for all periods have been reclassified to report separately financial position, results of operations and operating cash flows from continuing operations and the discontinued Compression operation.

     Compression net assets at December 31, 1997 and March 31, 1997 and Compression operating results for the quarters and nine-month periods ended December 31, 1997 and 1996 are as follows:

     Compression Net Assets:

                                                                                    (in thousands)
                                                                          At December 31,       At March 31,
                                                                              1997                  1997
     --------------------------------------------------------------------------------------------------------

     Current assets                                                         $ 19,266               19,073
     Net properties and equipment                                            210,138              217,983
     Goodwill                                                                 19,711               20,951
     Accounts payable and accrued expenses                                    (4,907)              (4,702)
     --------------------------------------------------------------------------------------------------------
            Net assets                                                      $244,208              253,305
     ========================================================================================================

     Compression Operating Results:

                                                                               (in thousands)
                                                              Quarter Ended                         Nine Months Ended
                                                               December 31,                            December 31,
                                                          1997              1996                  1997           1996
     --------------------------------------------------------------------------------------------------------------------

     Revenues                                          $  26,664          28,296                 80,383         83,732
     Operating costs                                     (12,338)        (16,039)               (39,412)       (47,552)
     Depreciation                                         (6,574)         (6,496)               (19,657)       (19,902)
     General and administrative                           (2,330)         (2,805)                (7,281)        (8,268)
     ----------------------------------------------------------------------------------------------------------------------
                                                           5,422           2,956                 14,033          8,010
     Other income                                            449             310                  1,170          1,535
     ---------------------------------------------------------------------------------------------------------------------
     Earnings before income taxes                          5,871           3,266                 15,203          9,545
     Income taxes                                          2,210           1,228                  5,641          3,588
     ---------------------------------------------------------------------------------------------------------------------
     Earnings from discontinued operations             $   3,661           2,038                  9,562          5,957
     =====================================================================================================================

     The agreement is subject to the successful completion of customary due diligence by the buyer and expiration or early termination of the waiting period under the Hart-Scott-Rodino Act. The transaction, anticipated to close in March 1998, is expected to generate an after-tax gain in excess of $65 million, or $1.06 per common share, net of legal, accounting and investment banking fees, severance and other costs associated with the sale.

(5)  Marine Acquisitions

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

     The results of O.I.L.'s operations have been consolidated with the company's effective May 16, 1997. Pro forma combined results of continuing operations of the company and of O.I.L. including appropriate purchase accounting adjustments for the quarter ended December 31, 1996 and for the nine-month periods ended December 31, 1997 and 1996 as though the acquisition had taken place on April 1 of the respective years are as follows:

                                                      (in thousands, except per share amounts)
                                                     Quarter Ended          Nine Months Ended
                                                      December 31,              December 31,
     ------------------------------------------------------------------------------------------------
                                                         1996             1997               1996
     ------------------------------------------------------------------------------------------------

     Revenues                                         $ 219,662         801,995            600,011
     Net earnings                                     $  39,813         178,830             85,890
     Earnings per share                               $     .64            2.95               1.39
     Diluted earnings per share                       $     .64            2.94               1.38

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

     On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totaling $14.0 million. The debt has been discounted to yield interest at 7% and is to be repaid in semi-annual installments. The total estimated cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $10.7 million has been recorded in the Condensed Consolidated Balance Sheet.

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

(7)  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. These two statements will have no effect on the company's 1998 financial statements, but management is currently evaluating what, if any, additional disclosures may be required when these two statements are adopted in the first quarter of fiscal 1999.

                       INDEPENDENT AUDITORS' REVIEW REPORT




The Board of Directors and Shareholders
Of Tidewater Inc.:


We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 1997, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 1997. These financial statements are the responsibility of the company's management. The condensed consolidated balance sheet and the related condensed consolidated statements of earnings and cash flows of Tidewater Inc. and subsidiaries as of December 31, 1996, and for the three-month and nine-month periods then ended were reviewed by other accountants whose report dated January 20, 1997 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at December 31, 1997, and for the three-month and nine-month periods then ended for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements for the year ended March 31, 1997, from which the accompanying condensed balance sheet was derived, were audited by other accountants and they expressed an unqualified opinion on those financial statements in their report dated April 30, 1997.



                                             Ernst & Young LLP


New Orleans, Louisiana
January 23, 1998

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The company provides services and equipment to the international offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet which is ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

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

On December 19, 1997 the company entered into a definitive agreement to sell its natural gas compression business for $360 million in cash. The agreement is subject to the successful completion of customary due diligence by the buyer and expiration or early termination of the waiting period under the Hart-Scott-Rodino Act. The transaction, anticipated to close in March 1998, is expected to generate an after-tax gain in excess of $65 million, or $1.06 per common share, net of legal, accounting and investment banking fees, severance and other costs associated with the sale.

MARINE OPERATIONS

Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs principally consist of crew costs, repair and maintenance, insurance, fuel, lube and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition.

The following table compares revenues and operating expenses (excluding general and administrative expense and depreciation expense) for the vessel fleet for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1997:

                                                                                                                    Quarter
                                                           Quarter Ended                 Nine Months Ended           Ended
                                                            December 31,                    December 31,           Sept. 30,
                                                       1997             1996           1997             1996         1997
-----------------------------------------------------------------------------------------------------------------------------

Revenues:
   Owned and operated vessel fleet:
       United States                                 $122,453         91,602          344,257         239,025       115,848
       International                                  141,681         84,720          391,318         234,199       139,597
-----------------------------------------------------------------------------------------------------------------------------
                                                      264,134        176,322          735,575         473,224       255,445
   Brokered vessels, shipyard
       and other                                       16,563          7,811           45,975          25,239        14,968
-----------------------------------------------------------------------------------------------------------------------------
                                                     $280,697        184,133          781,550         498,463       270,413
=============================================================================================================================
Operating costs:
   Owned and operated vessel fleet:
       Crew costs                                    $ 63,807         46,755          178,365         128,692        61,810
       Repair and maintenance                          33,056         22,455          102,249          71,916        35,190
       Insurance                                        8,321          8,138           23,313          24,452         6,542
       Fuel, lube and supplies                          8,765          8,256           25,336          22,989         8,434
       Other                                            8,909          6,144           24,048          16,906         7,629
-----------------------------------------------------------------------------------------------------------------------------
                                                      122,858         91,748          353,311         264,955       119,605
   Brokered vessels, shipyard
       and other                                       13,104          6,542           36,556          21,131        11,116
-----------------------------------------------------------------------------------------------------------------------------
                                                     $135,962         98,290          389,867         286,086       130,721
=============================================================================================================================

Marine operating profit for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1997 consist of the following:

                                                                                                                  Quarter
                                                       Quarter Ended                  Nine Months Ended            Ended
                                                        December 31,                    December 31,             Sept. 30,
       (in thousands)                              1997             1996           1997             1996           1997
-------------------------------------------------------------------------------------------------------------------------

Owned and operated vessels:
     United States                              $ 62,249           34,943         166,222           77,009         56,722
     International                                40,110           25,589         107,537           60,633         41,135
-------------------------------------------------------------------------------------------------------------------------
                                                 102,359           60,532         273,759          137,642         97,857
Gains from asset sales                            10,014              682          16,173            1,559          2,851
Brokered vessels, shipyard
     and other                                     3,265            1,098           8,862            3,494          3,674
-------------------------------------------------------------------------------------------------------------------------
Operating profit                                $115,638           62,312         298,794          142,695        104,382
=========================================================================================================================

Fiscal 1998 third quarter and nine-month operating profit rose significantly above fiscal 1997's respective amounts. The increase in operating profit was the result of higher average day rates for the worldwide fleet and much higher gains on asset sales partially offset by higher operating costs. Higher average day rates for the worldwide fleet is the result of a more favorable supply/demand relationship in the U.S. Gulf of Mexico and internationally for the company's services. Higher operating costs resulted from the expansion of the international-based fleet as a result of the O.I.L. and Australian acquisitions, increased costs associated with attracting, training and retaining qualified vessel personnel and a greater number of drydockings.

Current quarter operating profit climbed above the preceding quarter's amount as continued strong demand for the company's services in the U.S. Gulf of Mexico and internationally combined with near-capacity utilization levels pushed average day rates and revenues higher. Because of continuing pressure to retain qualified vessel personnel, crew costs in the current quarter were higher than the preceding quarter and include wage increases for selected fleet personnel. Current quarter repair and maintenance costs were lower than the preceding quarter because of fewer vessel drydockings.

Higher gains on asset sales in the quarter and nine-month period ended December 31, 1997 compared to the respective periods of fiscal 1997 and for the current quarter compared with the prior quarter, resulted from the disposal of several vessels, most of which had previously been withdrawn from active service due to obsolescence and prohibitive repair costs.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Utilization of the domestic-based fleet, which operates in U.S. waters, is primarily influenced by offshore activity related to the exploration, development and production of natural gas in the U.S. Gulf of Mexico; whereas, utilization of the international-based fleet, which operates in waters other than the United States, is primarily influenced by offshore activity related to the exploration, development and production of oil. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates.

The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1997:

                                                                                                                      Quarter
                                                       Quarter Ended                     Nine Months Ended             Ended
                                                        December 31,                        December 31,             Sept. 30,
                                                   1997              1996               1997           1996            1997
---------------------------------------------------------------------------------------------------------------------------

UTILIZATION:
   Domestic-based fleet
     Towing-supply/supply                          91.8%             90.0               91.3           90.5            91.1
     Crew/utility                                  92.1              88.6               90.7           91.2            88.9
     Offshore tugs                                 61.8              62.9               63.1           64.1            64.3
     Other                                         53.3              50.2               57.8           53.4            60.5
     Total                                         85.0%             82.4               84.8           83.7            84.8
   International-based fleet
     Towing-supply/supply                          88.9%             90.9               88.7           88.8            88.0
     Crew/utility                                  80.7              80.9               81.3           85.4            80.9
     Offshore tugs                                 79.7              79.3               81.0           75.0            80.3
     Safety/standby                                65.6              83.9               71.3           81.3            71.3
     Other                                         67.2              84.4               76.4           78.2            78.1
     Total                                         82.9%             86.4               84.2           84.1            83.9
   Worldwide fleet
     Towing-supply/supply                          90.1%             90.5               89.8           89.6            89.2
     Crew/utility                                  85.4              85.0               85.2           88.5            84.2
     Offshore tugs                                 71.9              71.8               73.4           70.1            73.6
     Safety/standby                                65.6              83.9               71.3           81.3            71.3
     Other                                         63.9              75.9               72.0           72.4            73.9
     Total                                         83.7%             84.7               84.4           83.9            84.2
===========================================================================================================================
AVERAGE VESSEL DAY RATES:
   Domestic-based fleet
     Towing-supply/supply                      $  7,853             5,842              7,463          5,062           7,532
     Crew/utility                                 2,216             1,664              2,112          1,532           2,142
     Offshore tugs                                6,617             5,651              6,540          5,343           6,558
     Other                                        3,167             3,505              2,833          3,233           2,757
     Total                                     $  6,569             4,948              6,255          4,351           6,308
   International-based fleet
     Towing-supply/supply                      $  5,655             3,965              5,328          3,836           5,440
     Crew/utility                                 2,213             1,916              2,134          1,792           2,190
     Offshore tugs                                3,752             3,290              3,549          2,977           3,494
     Safety/standby                               6,087             5,290              6,077          5,135           6,138
     Other                                          953               705                916            695             935
     Total                                     $  4,653             3,296              4,345          3,130           4,438
   Worldwide fleet
     Towing-supply/supply                      $  6,539             4,833              6,202          4,400           6,267
     Crew/utility                                 2,215             1,776              2,124          1,648           2,169
     Offshore tugs                                4,832             4,237              4,647          3,943           4,621
     Safety/standby                               6,087             5,290              6,077          5,135           6,138
     Other                                        1,387             1,168              1,274          1,133           1,291
     Total                                     $  5,380             3,988              5,070          3,647           5,127
===========================================================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1997:

                                                                                                                   Quarter
                                                     Quarter Ended                   Nine Months Ended              Ended
                                                      December 31,                     December 31,               Sept. 30,
                                                 1997            1996              1997             1996            1997
-------------------------------------------------------------------------------------------------------------------------

Domestic-based fleet:
   Towing-supply/supply                          148              143               146              140              145
   Crew/utility                                   39               42                39               42               39
   Offshore tugs                                  41               44                40               43               40
   Other                                          11               15                11               14               11
-------------------------------------------------------------------------------------------------------------------------
   Total                                         239              244               236              239              235
-------------------------------------------------------------------------------------------------------------------------
International-based fleet:
   Towing-supply/supply                          227              164               216              167              230
   Crew/utility                                   55               38                54               36               57
   Offshore tugs                                  53               52                54               53               55
   Safety/standby                                 31               24                29               20               31
   Other                                          33               45                36               47               35
-------------------------------------------------------------------------------------------------------------------------
   Total                                         399              323               389              323              408
-------------------------------------------------------------------------------------------------------------------------
   Owned or chartered vessels
     included in marine revenues                 638              567               625              562              643
   Vessels withdrawn from active
     service                                      17               21                14               22               12
   Joint-venture and other                        55               47                58               53               60
-------------------------------------------------------------------------------------------------------------------------
     Total                                       710              635               697              637              715
=========================================================================================================================
Worldwide fleet:
   Towing-supply/supply                          393              350               382              351              391
   Crew/utility                                  103               88               102               88              106
   Offshore tugs                                 102              100               102              102              104
   Safety/standby                                 32               25                30               25               32
   Other                                          80               72                81               71               82
-------------------------------------------------------------------------------------------------------------------------
   Total                                         710              635               697              637              715
=========================================================================================================================

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

On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totaling $14.0 million. The debt has been discounted to yield interest at 7% and is to be repaid in semi-annual installments. The total estimated cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, including accruals for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $10.7 million has been recorded in the Condensed Consolidated Balance Sheet.

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1997 consist of the following:

                                                                                                                  Quarter
                                                    Quarter Ended                   Nine Months Ended              Ended
                                                     December 31,                      December 31,              Sept. 30,
     (In thousands)                             1997            1996             1997              1996             1997
-------------------------------------------------------------------------------------------------------------------------

Personnel                                     $11,697           7,961           32,773            23,140           11,094
Office and property                             3,520           2,575            9,897             7,514            3,308
Sales and marketing                             1,277             967            3,819             2,528            1,401
Professional services                           1,231           1,155            3,796             3,376            1,347
Other                                           1,350             850            3,736             2,384            1,471
-------------------------------------------------------------------------------------------------------------------------
                                              $19,075          13,508           54,021            38,942           18,621
=========================================================================================================================

Higher general and administrative expenses for the nine months ended December 31, 1997 compared with the corresponding period of fiscal 1997 is principally the result of the O.I.L. and Australian acquisitions and higher costs associated with incentive bonus and restricted stock plans.

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

In the fourth quarter of fiscal 1996 the company recorded a $3 million charge for the estimated costs of removing Marine fleet and Compression field service personnel from the company's U.S. defined benefit pension plan. In the current quarter all obligations relating to this change were satisfied and the company recorded a $1.2 million gain as other income in the unaudited condensed consolidated statement of earnings.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any period are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are determined through the supply/demand relationship for the company's services which is ultimately dependent upon the supply/demand relationship for oil and natural gas. Variations from period to period in these items are generally the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company with adequate resources to satisfy financing needs. At December 31, 1997, $255 million of the company's $600 million line of credit was available to satisfy financing requirements. Continued payment of quarterly cash dividends, currently $.15 per common share, are subject to declaration by the board of Directors.

Investing activities for the current quarter consumed significantly less cash than for the same period of fiscal 1997 as a result of the sale of several vessels most of which had previously been withdrawn from active service because of obsolescence and prohibitive repair costs. Additional investment in the fleet for the current quarter was primarily for additions and/or modifications to existing vessels to meet customer requirements.

Financing activities for the nine-month period ended December 31, 1997 provided $307 million of cash and included borrowings of $500 million to finance the acquisition of O.I.L. In addition to $31.3 million of scheduled payments, principal payments on long-term debt include $132 million of prepayments on the credit facility and repayment of $14.8 million of debt assumed from the O.I.L and Australian acquisitions.

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

B. The company did not file any reports during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TIDEWATER INC.
                                        --------------------------------------
                                        (Registrant)


Date: January 26, 1998                  /s/ William C. O'Malley
                                        --------------------------------------
                                        William C. O'Malley
                                        Chairman of the Board, President and
                                        Chief Executive Officer



Date: January 26, 1998                  /s/ Ken C. Tamblyn
                                        --------------------------------------
                                        Ken C. Tamblyn
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number
------

15         Letter re Unaudited Interim Financial Information

27         Financial Data Schedule