Form 10-K405
period 1998-03-31
TIDEWATER INC
filed 1998-05-04
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 __________


                                 FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Fiscal Year Ended March 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period
     From ____________________ to ____________________.


                         Commission file number 1-6311



                                TIDEWATER INC.
                                --------------

            (Exact name of registrant as specified in its Charter)



                   Delaware                            72-0487776
              -------------------                    --------------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             Identification No.)



        1440 Canal Street, New Orleans, Louisiana             70112
        -----------------------------------------      -------------------
        (Address of principal executive offices)            (Zip Code)


      Registrant's Telephone Number, including area code  (504) 568-1010
   -------------------------------------------------------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------

Common Stock,                   New York Stock Exchange, Pacific Stock Exchange
 par value $0.10
Preferred Stock Purchase        New York Stock Exchange, Pacific Stock Exchange
 Rights

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of April 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,243,000,000.

   59,494,695 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 28, 1998. Registrant has no other class of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE


   Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders are incorporated into Part III of this report.


                               TABLE OF CONTENTS


                                    PART I

                                                              Page
Item                                                         Number
----                                                         ------
 1 & 2.    Business and Properties............................  3
 3.        Legal Proceedings..................................  6
 4.        Submission of Matters to a Vote of Security Holders  7
 4A.       Executive Officers of the Registrant...............  7


                                 PART II

 5.    Market for the Registrant's Common Stock and Related
       Stockholder Matters....................................  7
 6.    Selected Financial Data................................  8
 7.    Management's Discussion and Analysis of Financial
       Condition and Results of Operations....................  9
 8.    Financial Statements and Supplementary Data............ 16
 9.    Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure.................... 16


                                 PART III

10.    Directors and Executive Officers of the Registrant....  16
11.    Executive Compensation................................  16
12.    Security Ownership of Certain Beneficial Owners and
        Management............................................ 17
13.    Certain Relationships and Related Transactions......... 17


                                 PART IV

14.   Exhibits, Financial Statement Schedules and Reports
       on Form 8-K...........................................  17

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

   The company provides services and equipment to the offshore energy industry through the operation of the world's largest fleet of offshore service vessels. The company's compression division, which was sold on February 20, 1998, owned and operated one of the largest rental fleets of natural gas compressors in the United States. Please refer to Note 2 of Notes to Consolidated Financial Statements for further discussion of the sale of Compression operations.

   On May 16, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.) in exchange for a cash payment of 328 million pounds sterling, or approximately $534 million. In addition, a 9 million pound sterling, or approximately $14.4 million, payment was made for the net working capital of O.I.L. Available cash of $48.4 million and borrowings of $500 million were used to fund the purchase. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several offshore oil and gas exploration areas outside of the United States. On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totaling $14.0 million. Please refer to Note 3 of Notes to Consolidated Financial Statements for further discussion of the purchases of O.I.L. Ltd. and the Australian equity interest.

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


MARINE OPERATIONS


   The company is the world's largest provider of offshore supply vessels and marine support services serving the energy industry. With a fleet of approximately 700 vessels, the company operates, and has a leading market share, in most of the world's significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor-handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; and supporting pipelaying and other offshore construction activities.

   The company's fleet is deployed in the major offshore oil and gas areas of the world. The principal areas of the company's operations include the U.S. Gulf of Mexico, areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, Venezuela and West Africa and in the North Sea and the Persian Gulf. The company conducts its operations through wholly-owned subsidiaries and joint ventures. Information concerning revenues and operating profit derived from domestic and international marine operations and domestic and international marine identifiable assets for each of the fiscal years ended March 31 are summarized below:

                                   (in thousands)
                            ----------------------------
                               1998      1997     1996
                            ----------  -------  -------
Revenues:
 Vessel operations:
  United States             $  463,914  338,823  241,436
  International                537,737  322,401  264,744
 Other marine operations        58,510   29,202   26,022
                            ----------  -------  -------
                            $1,060,161  690,426  532,202
                            ==========  =======  =======
Operating profit:
 Vessel operations:
  United States             $  225,599  120,275   46,839
  International                141,133   82,591   60,291
 Other marine operations        10,663    4,186    4,849
 Gains on asset sales           16,592    5,352    6,930
                            ----------  -------  -------
                            $  393,987  212,404  118,909
                            ==========  =======  =======
Identifiable assets:
 United States              $  380,043  376,380  349,554
 International               1,064,681  354,561  305,565
                            ----------  -------  -------
  Total marine assets       $1,444,724  730,941  655,119
                            ==========  =======  =======

   Please refer to Item 7 of this report and Note 11 of Notes to Consolidated Financial Statements for further discussion of revenues, operating profit and identifiable assets.


   Marine Vessel Operations. The company's vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Tables comparing the average size of the company's marine fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this report.

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

   The company's other major classes of vessels include crew and utility vessels that are chartered to customers for use in transporting small quantities of supplies and personnel from shore bases to offshore drilling rigs, platforms and other installations; offshore tugs that tow floating drilling rigs, dock tankers, tow barges, assist pipelaying and construction barges and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo; and safety/standby vessels which provide fire fighting and rescue services.

   The company's vessels also include inshore tugs; inshore barges; offshore barges; and production, line-handling and various other special purpose vessels. Inshore tugs, which are operated principally within inland waters, tow drilling rigs to and from their locations, and tow barges carrying equipment and materials for use principally in inland waters for drilling and production operations. Barges are either used in conjunction with company tugs or are chartered to others.

   Contributions of Main Classes of Vessels. Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

                       Year Ended March 31,
                       --------------------
                        1998   1997   1996
                        ----   ----   ----
Towing-supply/Supply..  75.7%  70.2%  72.8%
Offshore Tugs.........  11.9%  15.3%  16.6%
Crew/Utility..........   6.3%   6.5%   7.8%
Safety/Standby........   4.6%   5.3%    --
Other.................   1.5%   2.7%   2.8%
                        ----   ----   ----

   Shipyards. Quality Shipyards, Inc., a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. Approximately 71% of the shipyards' business for the year ended March 31, 1998 related to repairs and modifications of the company's vessels.

   Risks of Operation and Insurance. The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, property losses to the vessel and business interruption due to political action in countries other than the United States. Any such event may result in a reduction in revenues or increased costs. The company's vessels are insured for their estimated market value against damage or loss, including war and pollution risks. The company also carries workers' compensation, maritime employer's liability, general liability (including third party pollution) and other insurance customary in the industry.

   The company's international marine vessel operations are subject to the usual risks inherent in doing business in countries other than the United States.
Such risks include political changes, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations, and import/export restrictions, all of which are beyond the control of the company. Although it is impossible to predict the likelihood of such occurrences or their effect on the company, the company believes these risks to be within acceptable limits and, in view of the mobile nature of the company's principal revenue producing assets, does not consider them to constitute a factor materially adverse to the conduct of its international marine vessel operations as a whole.

   Industry Conditions, Competition and Customers. The company's operations are materially dependent upon the levels of activity in offshore oil and natural gas exploration, development and production throughout the world. Such activity levels are affected both by short-term and long-term trends in world oil and natural gas prices. Given the recent drop in the price of oil coupled with the announcement during fiscal 1998 of new vessel building programs by competitors, management is concerned that an overcapacity of vessels in the U.S. Gulf of Mexico market could occur and could result in weakened demand for the company's services during fiscal 1999. Should demand for the company's services in the U.S. Gulf of Mexico weaken during fiscal 1999, the results of the company's domestic operations would be adversely affected.

   The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates. Certain customers of the company own and operate vessels to service certain of their offshore activities.

   The company's diverse, mobile asset base and geographic distribution allow it to respond to changes in market conditions and provide a broad range of vessel services to its customers throughout the world. Management believes that the company has a significant competitive advantage because of the size, diversity and geographic distribution of its vessel fleet, the company's financial condition and economies of scale.

   Although one customer accounted for 11% and the five largest customers accounted for approximately

28% of its revenues during the year ended March 31, 1998, the company does not consider its operations dependent on any single customer.

   Government Regulations. The company's vessels are subject to various statutes and regulations governing their operation and maintenance.

   Under the Merchant Marine Act of 1936 and the Shipping Act, 1916, the company would lose the privilege of engaging in U.S. coastwise trade if more than 25% of the company's outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of its common stock. In addition, the company's charter permits the company certain remedies with respect to any transfer or purported transfer of shares of the company's common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 2.5% of the company's outstanding common stock was owned by non-U.S. citizens as of March 31, 1998.

   At March 31, 1998, 330 vessels wholly owned by the company were registered under flags other than the United States. In addition, most of the company's 36 joint venture owned vessels were registered under non-U.S. flags at March 31, 1998. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected.

   All of the company's offshore vessels are subject to international safety and classification standards. U.S. flag towing-supply and supply vessels are required to undergo periodic inspections and to be recertified under drydock examination at least twice every five years. Non-U.S. flag vessels are also subject to similar regulations.


SEASONALITY

   The company's vessel fleet generally has its highest utilization rates in the warmer temperature months when the weather is more favorable for offshore exploration, development and construction work. However, business volume for the company is more dependent on oil and natural gas prices and the global supply and demand conditions for the company's services than any seasonal variation.


ENVIRONMENTAL COMPLIANCE

   Compliance with existing governmental regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company.


EMPLOYEES

   As of March 31, 1998, the company had approximately 8,500 employees. The company considers relations with employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.



ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      Name             Age         Position
      ----             ---         --------
   William C. O'Malley  61 Chairman, President and Chief Executive Officer since
                           October, 1994. Chairman of the Board from 1987 to 1994 and Chief Executive Officer from 1990 to 1994 of Sonat Offshore Drilling, Inc. Employed 1994.



   Richard M. Currence  59 Executive Vice President since 1992.



   Ken C. Tamblyn       54 Executive Vice President since 1992.



   Cliffe F. Laborde    46 Senior Vice President and General Counsel since 1992.

   There are no family relationships between the directors or executive officers of the company except that Cliffe F. Laborde, senior vice president and general counsel, is the son of John P. Laborde, a director of the company. The company's officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.


                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

   The company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 1998, there were approximately 2,200 record holders of the company's common stock, based upon the record holder list maintained by the company's stock transfer agent. The following table sets forth the high and low closing sale prices of the company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

Fiscal Year    Quarter    High      Low    Dividend
-------------  -------  --------  -------  --------
1998           First     $48.875  $35.875    $  .15
               Second     60.250   44.000       .15
               Third      70.500   47.250       .15
               Fourth     55.188   40.000       .15

1997           First     $44.625  $36.250    $0.125
               Second     50.000   32.750      0.15
               Third      47.250   36.500      0.15
               Fourth     52.500   41.000      0.15

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31
(in thousands, except ratio and per share amounts)

                                                  1998(2)        1997(2)      1996(2)     1995      1994
                                               --------------  ------------  ----------  -------  --------
Revenues:
 Vessel revenues                                $1,001,651       661,224     506,180     469,751  495,082
 Other marine revenues                              58,510        29,202      26,022      31,367   18,810
                                                ----------     ---------     -------     -------  -------
                                                $1,060,161       690,426     532,202     501,118  513,892
                                                ==========     =========     =======     =======  =======
Earnings from continuing operations             $  243,038       138,235      69,503      44,868   40,779
Earnings from discontinued operations               10,723         7,776       6,674       6,319    3,881
Gain on sale of discontinued operations             61,738           ---         ---         ---      ---
Extraordinary loss on early debt retirement            ---           ---         ---         ---  (12,250)
                                                ----------     ---------     -------     -------  -------
 Net earnings                                   $  315,499       146,011      76,177      51,187   32,410
                                                ==========     =========     =======     =======  =======

Per common share(1):
 Earnings from continuing operations            $     3.99          2.23        1.12         .73      .66
 Earnings from discontinued operations                 .18           .12         .11         .10      .07
 Gain on sale of discontinued operations              1.01           ---         ---         ---      ---
 Extraordinary loss on early debt
  retirement                                           ---           ---         ---         ---     (.20)
                                                ----------     ---------     -------     -------  -------
 Net earnings                                   $     5.18          2.35        1.23         .83      .53
                                                ==========     =========     =======     =======  =======
Total assets                                    $1,492,839     1,061,280     974,410     926,276  925,264
                                                ==========     =========     =======     =======  =======
Long-term debt                                  $   25,000           ---         ---      20,802    7,405
                                                ==========     =========     =======     =======  =======
Working capital                                 $  114,907       159,607     106,904     107,849  188,352
                                                ==========     =========     =======     =======  =======
Current ratio                                         1.56          2.77        2.31        2.20     2.41
                                                ==========     =========     =======     =======  =======
Cash dividends declared per
 common share                                   $      .60          .575        .475         .40      .30
                                                ==========     =========     =======     =======  =======


(1) Per share amounts for fiscal 1997 through fiscal 1994 have been restated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." All per share amounts were computed on a diluted basis.

(2) See Notes 2 and 3 of Notes to Consolidated Financial Statements for information regarding business dispositions and business combinations during fiscal years 1998, 1997 and 1996.

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

BUSINESS OVERVIEW

   During the quarter ended June 30, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.) in exchange for a cash payment of 328 million pounds sterling, or approximately $534 million. In addition a 9 million pound sterling, or approximately $14.4 million, payment was made for the net working capital of O.I.L. Available cash of $48.4 million and borrowings of $500 million were used to fund the purchase. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several offshore oil and gas exploration areas outside of the United States. The total cost of the acquisition of $626 million, which includes $65.6 million of deferred income tax liability, was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $355 million has been recorded in the Consolidated Balance Sheet.

   The $500 million of debt incurred to finance the O.I.L. acquisition was borrowed pursuant to a $600 million Revolving Credit and Term Loan agreement with several banks and consists of a $400 million term loan and $100 million borrowed under the $200 million revolving credit facility of the agreement. As of March 31, 1998 all debt borrowed for the O.I.L. acquisition had been repaid and the $400 million term loan facility was canceled.

   On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totaling $14.0 million. The debt has been discounted to yield interest at 7% and is to be repaid in semi-annual installments. The total estimated cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $12 million has been recorded in the Consolidated Balance Sheet.

   On February 20, 1998 the company completed the sale of its compression division. In consideration of the sale, the company received cash of approximately $348 million; $326 million of which was used to retire the then remaining balance of debt borrowed for the O.I.L. acquisition.

   During fiscal 1997 the company purchased for $12.4 million in cash the remaining equity interests in 22 of 29 safety/standby vessels previously owned and operated by joint-venture companies in the North Sea. The acquisition of these vessels was accounted for using the purchase method.

   In fiscal 1996 the company expanded its domestic operations by merging with Hornbeck Offshore Services, Inc. (Hornbeck). Hornbeck's fleet consisted of 61 towing-supply and supply vessels operating in the U.S. Gulf of Mexico and an equity interest in 29 safety/standby vessels operating in the North Sea. The merger was accounted for as a pooling-of-interests and accordingly, the consolidated financial statements and the related disclosures and the selected financial data for fiscal 1996 and prior years were restated to include the operations of Hornbeck.

   Improved market conditions for company services during fiscal 1998 and an expanded international vessel fleet pushed operating performance above the prior year level as fiscal 1998 earnings from continuing operations climbed 71% above the preceding fiscal year's amount. The improvement in fiscal 1998 earnings from continuing operations was after eliminating the effects of unusual items in both fiscal 1998 and fiscal 1997. Fiscal 1998 earnings from continuing operations included a $5.3 million, or $.09 per common share, after-tax provision for possible litigation expenses, a $.8 million, or $.01 per common share, after-tax gain from the settlement of obligations resulting from the fiscal 1996 curtailment of the company's pension plan and a $7.3 million, or $.12 per common share, reduction in income tax expense. The reduction in income tax expense consisted of a $4 million reduction of deferred income taxes resulting from the lowering of United Kingdom corporate income tax rates and a $3.3 million reduction in a previously established liability for outstanding U.S. income tax issues. Fiscal 1997 earnings from continuing operations included an after-tax charge of $1.9 million, or $.03 per common share, to establish a provision for possible losses resulting from one of the company's insurers filing for liquidation. Future operating performance should remain positive given the near-term outlook for services provided by the company both domestically and internationally. However, long-term domestic operations performance could be adversely affected if significant building of new supply vessels continues and the resulting supply/demand relationship for company services weakens.

MARINE OPERATIONS

  Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expenses and depreciation expense) for the company's vessel fleet for the years ended March 31:

(in thousands)                              1998      1997     1996
--------------                           ----------  -------  -------
Revenues (A):
 Owned and operated vessel fleet:
  United States                          $  463,914  338,823  241,436
  International                             537,737  322,401  264,744
                                         ----------  -------  -------
                                          1,001,651  661,224  506,180
 Brokered vessels, shipyard and other        58,510   29,202   26,022
                                         ----------  -------  -------
     Total revenues                       1,060,161  690,426  532,202
                                         ==========  =======  =======
Operating costs:
 Owned and operated vessel fleet:
  Crew costs                             $  245,515  176,406  145,018
  Repair and maintenance                    140,515   96,815   84,567
  Insurance                                  31,076   32,817   33,999
  Fuel, lube and supplies                    36,133   31,875   24,422
  Other                                      32,804   23,582   19,909
                                         ----------  -------  -------
                                            486,043  361,495  307,915
 Brokered vessels, shipyard and other        47,065   24,161   20,391
                                         ----------  -------  -------
     Total operating costs               $  533,108  385,656  328,306
                                         ==========  =======  =======

(A) For fiscal 1998, fiscal 1997 and fiscal 1996 one Marine customer accounted for 11%, 11% and 12%, respectively, of revenues.

   Marine operating profit for the years ended March 31 consists of the following:

(In thousands)                               1998      1997       1996
--------------                             ---------  -------  ---------
Owned and operated vessel fleet:
 United States                              $225,599  120,275     46,839
 International                               141,133   82,591     60,291
                                            --------  -------    -------
                                             366,732  202,866    107,130
Gains from asset sales                        16,592    5,352      6,930
Brokered vessels, shipyard and other          10,663    4,186      4,849
                                            --------  -------    -------
Operating profit                            $393,987   212,404   118,909
                                            ========   =======   =======

   The significant growth in fiscal 1998 operating profit compared with the preceding fiscal year resulted from higher average day rates for the worldwide vessel fleet, a larger international-based vessel fleet and higher gains from assets sales, partially offset by higher operating costs. Higher average day rates for the worldwide vessel fleet resulted from a more favorable supply/demand relationship for company services both in the U.S. Gulf of Mexico and internationally. Higher fiscal 1998 operating costs resulted from the expansion of the international-based vessel fleet through the purchase of the O.I.L. and Australian vessels, increased costs associated with attracting, training and retaining qualified vessel personnel and a greater number of vessel drydockings. Higher gains on asset sales in fiscal 1998 resulted from the disposal of several vessels, most of which had previously been withdrawn from active service due to obsolescence and prohibitive repair costs.

   The substantial growth in fiscal 1997 operating profit above the prior year level was the result of higher utilization of the worldwide fleet, a larger international-based fleet and significantly higher day rates for the domestic-based fleet partially offset by higher operating expenses. Higher utilization of the worldwide fleet in fiscal 1997 is attributable to greater demand for
offshore marine services.   A larger international-based fleet is the result of
the fiscal 1997 first quarter purchase of the remaining 50.1% equity interest in several safety/standby vessels previously operated by joint-venture companies in the North Sea. Significantly higher day rates for the domestic-based fleet is the result of a much more favorable supply/demand relationship for offshore marine services in the U.S. Gulf of Mexico. Fiscal 1997 operating expenses rose above fiscal 1996's amount due to the expansion of the North Sea fleet, increased costs associated with attracting, training and retaining vessel personnel, higher activity for the domestic-based offshore towing fleet, and a greater number of vessel drydockings.

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

UTILIZATION:
------------
1998                          First   Second  Third  Fourth  Year
----                          -----   ------  -----  ------  ----
Domestic-based fleet:
---------------------
   Towing-supply/Supply        91.0%    91.1   91.8    91.9  91.5
   Crew/Utility                90.9     88.9   92.1    90.7  90.7
   Offshore Tugs               63.1     64.3   61.8    53.1  60.6
   Other                       59.5     60.5   53.3    40.6  54.1
   Total                       84.8%    84.8   85.0    83.0  84.4

International-based fleet:
--------------------------
   Towing-supply/Supply        89.4%    88.0   88.9    88.3  88.6
   Crew/Utility                82.4     80.9   80.7    90.2  83.4
   Offshore Tugs               83.1     80.3   79.7    76.6  80.0
   Safety/Standby              78.1     71.3   65.6    70.1  71.0
   Other                       83.0     78.1   67.2    68.2  74.4
   Total                       86.0%    83.9   82.9    83.8  84.1
Worldwide fleet:
----------------
   Towing-supply/Supply        90.1%    89.2   90.1    89.7  89.8
   Crew/Utility                86.1     84.2   85.4    90.4  86.5
   Offshore Tugs               74.7     73.6   71.9    66.3  71.7
   Safety/Standby              78.1     71.3   65.6    70.1  71.0
   Other                       77.7     73.9   63.9    62.4  69.8
   Total                       85.5%    84.2   83.7    83.5  84.2
                               ====     ====   ====    ====  ====

1997                          First   Second  Third  Fourth  Year
----                          -----   ------  -----  ------  ----
Domestic-based fleet:
---------------------
   Towing-supply/Supply        91.3%    90.2   90.0    93.3  91.2
   Crew/Utility                90.9     94.1   88.6    86.7  90.1
   Offshore Tugs               62.4     67.0   62.9    63.9  64.1
   Other                       48.8     61.9   50.2    45.1  51.3
   Total                       83.6%    85.1   82.4    84.0  83.7
International-based fleet:
--------------------------
   Towing-supply/Supply        87.5%    88.1   90.9    92.1  89.7
   Crew/Utility                90.5     85.4   80.9    83.6  84.9
   Offshore Tugs               75.4     70.3   79.3    85.9  77.6
   Safety/Standby              84.4     78.2   83.9    80.1  80.8
   Other                       76.2     74.4   84.4    82.0  79.0
   Total                       84.0%    82.1   86.4    87.8  85.1
Worldwide fleet:
----------------
   Towing-supply/Supply        89.2%    89.1   90.5    92.7  90.4
   Crew/Utility                90.7     90.1   85.0    85.2  87.7
   Offshore Tugs               69.7     68.8   71.8    75.9  71.5
   Safety/Standby              84.4     78.2   83.9    80.1  80.8
   Other                       69.7     71.7   75.9    72.1  72.3
   Total                       83.8%    83.3   84.7    86.2  84.5
                               ====     ====   ====    ====  ====


1996                          First   Second  Third  Fourth  Year
----                          -----   ------  -----  ------  ----
Domestic-based fleet:
---------------------
   Towing-supply/Supply        86.8%    85.6   89.9    91.1  88.3
   Crew/Utility                81.7     79.5   83.7    80.1  81.2
   Offshore Tugs               47.9     64.8   67.5    58.4  59.5
   Other                       44.9     64.8   51.3    43.3  50.9
   Total                       77.0%    79.9   83.1    81.0  80.2
International-based fleet:
--------------------------
   Towing-supply/Supply        86.7%    87.9   85.6    85.3  86.4
   Crew/Utility                86.6     85.0   81.5    86.6  84.9
   Offshore Tugs               72.2     71.2   77.4    76.1  74.4
   Other                       37.3     48.3   56.8    77.5  54.7
   Total                       76.1%    78.2   79.1    82.6  79.0
Worldwide fleet:
----------------
   Towing-supply/Supply        86.8%    86.9   87.6    87.9  87.3
   Crew/Utility                83.6     81.7   82.8    82.8  82.7
   Offshore Tugs               60.6     68.4   73.4    69.0  67.9
   Other                       38.9     51.6   55.7    69.9  53.9
   Total                       76.5%    79.0   80.9    81.9  79.6
                               ====     ====   ====    ====  ====

AVERAGE DAY RATES:
------------------
1998                            First  Second  Third  Fourth   Year
----                            -----  ------  -----  ------   ----
Domestic-based fleet:
---------------------
   Towing-supply/Supply        $6,986   7,532  7,853   7,877  7,566
   Crew/Utility                 1,976   2,142  2,216   2,219  2,138
   Offshore Tugs                6,443   6,558  6,617   8,465  6,960
   Other                        2,626   2,757  3,167   3,611  2,959
   Total                       $5,876   6,308  6,569   6,837  6,395
International-based fleet:
--------------------------
   Towing-supply/Supply        $4,806   5,440  5,655   6,069  5,515
   Crew/Utility                 1,982   2,190  2,213   2,375  2,194
   Offshore Tugs                3,413   3,494  3,752   4,160  3,691
   Safety/Standby               6,002   6,138  6,087   6,229  6,116
   Other                          873     935    953     938    921
   Total                       $3,909   4,438  4,653   4,976  4,501
Worldwide fleet:
----------------
   Towing-supply/Supply        $5,750   6,267  6,539   6,798  6,351
   Crew/Utility                 1,979   2,169  2,215   2,306  2,169
   Offshore Tugs                4,492   4,621  4,832   5,667  4,878
   Safety/Standby               6,002   6,138  6,087   6,229  6,116
   Other                        1,173   1,291  1,387   1,299  1,280
   Total                       $4,677   5,127  5,380   5,670  5,216
                               ======   =====  =====   =====  =====

1997                            First  Second  Third  Fourth   Year
----                           ------   -----  -----   -----  -----
Domestic-based fleet:
---------------------
   Towing-supply/Supply        $4,278   5,049  5,842   6,382  5,401
   Crew/Utility                 1,424   1,512  1,664   1,800  1,594
   Offshore Tugs                4,994   5,355  5,651   6,355  5,592
   Other                        3,158   3,050  3,505   3,224  3,231
   Total                       $3,773   4,317  4,948   5,470  4,630
International-based fleet:
--------------------------
   Towing-supply/Supply        $3,695   3,838  3,965   4,116  3,903
   Crew/Utility                 1,728   1,735  1,916   1,958  1,834
   Offshore Tugs                2,708   2,916  3,290   3,299  3,063
   Safety/Standby               5,194   4,907  5,290   5,906  5,331
   Other                          719     662    705     812    722
   Total                       $2,939   3,144  3,296   3,475  3,218
Worldwide fleet:
----------------
   Towing-supply/Supply        $3,965   4,387  4,833   5,177  4,596
   Crew/Utility                 1,562   1,610  1,776   1,875  1,703
   Offshore Tugs                3,602   3,971  4,237   4,468  4,079
   Safety/Standby               5,194   4,907  5,290   5,906  5,331
   Other                        1,123   1,109  1,168   1,213  1,152
   Total                       $3,298   3,639  3,988   4,310  3,814
                               ======   =====  =====   =====  =====

1996                            First  Second  Third  Fourth   Year
----                           ------   -----  -----   -----  -----

Domestic-based fleet:
---------------------
   Towing-supply/Supply        $3,351   3,495  3,610   3,880  3,585
   Crew/Utility                 1,343   1,354  1,344   1,357  1,349
   Offshore Tugs                5,220   4,584  4,909   5,162  4,943
   Other                        3,118   2,868  3,155   2,762  2,970
   Total                       $3,115   3,178  3,309   3,492  3,273
International-based fleet:
--------------------------
   Towing-supply/Supply        $3,644   3,670  3,651   3,713  3,670
   Crew/Utility                 1,884   1,767  1,646   1,712  1,752
   Offshore Tugs                2,635   2,705  2,710   2,906  2,746
   Other                          726     727    674     631    680
   Total                       $3,025   2,987  2,909   2,895  2,952
Worldwide fleet:
----------------
   Towing-supply/Supply        $3,507   3,590  3,632   3,791  3,630
   Crew/Utility                 1,567   1,526  1,470   1,514  1,519
   Offshore Tugs                3,609   3,498  3,538   3,674  3,578
   Other                        1,298   1,265  1,138     923  1,130
   Total                       $3,067   3,075  3,090   3,153  3,097
                               ======   =====  =====   =====  =====

   The average age of the owned and operated vessel fleet is approximately 19 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31:


                                           1998  1997  1996
                                           ----  ----  ----
Domestic-based fleet:
  Towing-supply/supply                      146   140   147
  Crew/utility                               39    42    51
  Offshore tugs                              40    43    41
  Other                                      10    15    13
                                           ----  ----  ----
    Total                                   235   240   252
                                           ----  ----  ----
International-based fleet:
  Towing-supply/supply                      218   166   171
  Crew/utility                               53    37    35
  Offshore tugs                              53    52    54
  Safety/standby                             29    22   ---
  Other                                      35    46    50
                                           ----  ----  ----
    Total                                   388   323   310
                                           ----  ----  ----
  Owned or chartered vessels
    included in marine revenues             623   563   562
  Vessels withdrawn from active service      17    21    18
  Joint-venture and other                    56    52    74
                                           ----  ----  ----
    Total                                   696   636   654
                                           ====  ====  ====

   The drop in the average size of the worldwide fleet from fiscal 1996 to fiscal 1997 is the result of the return of previously leased vessels to their owners and the disposition of obsolete vessels. From fiscal 1997 to fiscal 1998 the net increase in the average number of vessels is the result of the addition of O.I.L. vessels and the disposition of obsolete vessels.


CORPORATE

   Earnings from continuing operations before income taxes for the company consists of the following items for the years ended March 31:


(In thousands)                                 1998       1997      1996
--------------                              ----------  --------  --------
Marine operating profit                      $393,987   212,404   118,909
Other income                                    7,079     6,705     5,436
Other expense                                  (6,847)   (2,800)  (12,600)
Corporate expenses                            (13,074)  (11,235)   (9,541)
Interest and other debt costs                 (24,677)   (1,000)   (2,176)
                                             --------   -------   -------
 Earnings from continuing operations
  before income taxes                        $356,468   204,074   100,028
                                             ========   =======   =======

   Fiscal 1998 other expense of $6.8 million consists of an $8 million provision for possible litigation costs which could result from certain alleged labor-law pay violations in various areas of the world where marine vessel operations are conducted, and a $1.2 million gain from the settlement of obligations resulting from the fiscal 1996 curtailment of the company's pension plan.

   Other expense for fiscal 1997 is a charge for possible losses resulting from one of the company's insurers filing for liquidation. Fiscal 1996 other expense consisted of $9.6 million of costs resulting from the merger with Hornbeck Offshore Services, Inc. and a $3.0 million charge as a result of the removal of fleet personnel from the company's defined benefit pension plan. On April 1, 1996 these employees, along with all new employees of the company who are eligible for pension plan membership, were enrolled in a new defined contribution retirement plan.

   Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(In thousands)           1998     1997    1996
----------------------  -------  ------  ------
Personnel               $43,797  32,515  28,743
Office and property      13,726  10,260   8,744
Sales and marketing       5,213   3,496   2,734
Professional service      5,065   4,548   3,909
Other                     5,125   3,031   4,710
                        -------  ------  ------
                        $72,926  53,850  48,840
                        =======  ======  ======

   Higher fiscal 1998 general and administrative expenses are the result of the O.I.L. and Australian acquisitions and higher costs associated with incentive bonus and restricted stock plans.


LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

   The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy financing requirements. At March 31, 1998, $175 million of the company's $200 million revolving line of credit was available to satisfy financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

   Excluding the sale of compression operations and the O.I.L. and Australian acquisition, fiscal 1998 investing activities consumed more cash than in prior years as a result of the increased level of additional investments in the fleet. Additional investments in the fleet included $20.2 million for the purchase of six safety/standby vessels, two towing-supply/supply vessels, a utility vessel and a crewboat. The remaining amount invested in the fleet during fiscal 1998 was for additions and/or modifications to existing vessels to meet customer requirements.

   Fiscal 1998 financing activities consumed less cash than in prior years. Fiscal 1998 principal payments on long-term debt included $34.1 million of scheduled payments, $477.4 million of prepayments on the credit facility and the repayment of $14.8 million of debt assumed from the O.I.L. and Australian acquisitions. The company purchased 1,481,000 shares of common stock during the quarter ended March 31, 1998 at an average cost per share of $44.01 including broker commissions and fees.


YEAR 2000

   In fiscal 1997 the company began modifying its existing software applications to be year 2000 compliant. As of the end of fiscal 1998, the company is still reviewing and modifying all affected software applications, including the computerized operating systems of company vessels. The company expects this process to be complete well in advance of year 2000 with the costs of such modifications being immaterial with respect to the company's results of operations and financial position.


NEW ACCOUNTING PRONOUNCEMENTS

   During fiscal 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits." The additional disclosure requirements of each of these SFAS's are effective during the company's fiscal year ending March 31, 1999. Management believes the adoption of these pronouncements will result in additional financial statement disclosures only and will not have a material impact on its fiscal 1999 consolidated financial statements.

CURRENCY FLUCTUATIONS AND INFLATION

   Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars.

   Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company's operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As this spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future improvements in vessel day rates may shield the company from the inflationary effects on operating costs.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On Form 8-K dated May 16, 1997, the company reported a change in its certifying accountants from KPMG Peat Marwick LLP to Ernst & Young LLP. There were no disagreements with the company's certifying accountants.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning directors of the company is incorporated by reference from the company's definitive proxy statement to be filed on or before July 29, 1998. For information regarding executive officers of the company, see Item 4A of this report.


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


B.  Reports on Form 8-K

   The company filed a current report on Form 8-K dated February 20, 1998 to disclose that the company had completed the sale of Tidewater Compression Service, Inc.


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

4(a) - Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

10(a)- $600,000,000 Revolving Credit and Term Loan Agreement dated March 19, 1997 (filed with the Commission as Exhibit 10(a) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(b)- Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

10(c)- Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

10(d)- Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10(g) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

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

10(j) - Consulting Agreement dated as of March 13, 1996 between Tidewater Inc.
        and Larry D. Hornbeck (filed with the Commission as Exhibit 10(j) to the company's annual report on Form 10-K for the fiscal year ended March 31,
        1996).

10(k) - Change in Control Agreement dated September 30, 1996 between Tidewater
        Inc. and William C. O'Malley (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(l) - Form of Change in Control Agreement entered into as of September 30,
        1996 with four executive officers (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(m) - Tidewater Inc. 1996 Annual Incentive Plan (filed with the Commission as Exhibit 10(m) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(n) - Employment Agreement dated September 25, 1997 between Tidewater Inc. and
        William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 10-Q for the quarter ended September 30, 1997).

*10(o)- Tidewater Inc. 1997 Stock Incentive Plan.

*21   - Subsidiaries of the company.

*23   - Consents of Independent Auditors.

*27   - Financial Data Schedules.

   Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                                 SIGNATURES OF REGISTRANT
                                 ------------------------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 1998.


                              TIDEWATER INC.
                              (Registrant)



                              By: /s/ William C. O'Malley
                                  -------------------------

                                 William C. O'Malley

                                 Chairman of the Board of Directors, President, and Chief Executive Officer



                              By: /s/ Ken C. Tamblyn
                                  --------------------------

                                 Ken C. Tamblyn

                                 Executive Vice President, Chief Financial
                                 Officer and
                                 Principal Accounting Officer



                            SIGNATURES OF DIRECTORS
                            -----------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 1, 1998.


/s/ Robert H. Boh                          /s/ Larry D. Hornbeck
-------------------                        ----------------------
Robert H. Boh                              Larry D. Hornbeck


/s/ Donald T. Bollinger                    /s/ Paul W. Murrill
------------------------                   --------------------
Donald T. Bollinger                        Paul W. Murrill


/s/ Arthur R. Carlson                      /s/ William C. O'Malley
----------------------                     ---------------------
Arthur R. Carlson                          William C. O'Malley


/s/ Hugh J. Kelly                          /s/ Lester Pollack
-------------------                        ---------------------
Hugh J. Kelly                              Lester Pollack


/s/ John P. Laborde                        /s/ J. Hugh Roff, Jr.
---------------------                      -------------------------
John P. Laborde                            J. Hugh Roff, Jr.

                                TIDEWATER INC.


                          ANNUAL REPORT ON FORM 10-K
                           ITEMS 8, 14(A), AND 14(D)


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS                                                                 Page
                                                                                     ----
Reports of Independent Auditors                                                      F-2
Consolidated Balance Sheets, March 31, 1998 and 1997                                 F-4
Consolidated Statements of Earnings, three years ended March 31, 1998                F-5
Consolidated Statements of Stockholders' Equity, three years ended March 31, 1998    F-6
Consolidated Statements of Cash Flows, three years ended March 31, 1998              F-7
Notes to Consolidated Financial Statements                                           F-8

FINANCIAL STATEMENT SCHEDULE

II. Tidewater Inc. and Subsidiaries Valuation and Qualifying Accounts               F-22

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

                        REPORTS OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Tidewater Inc.



We have audited the accompanying consolidated balance sheet of Tidewater Inc. as of March 31, 1998 and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule for the year ended March 31, 1998. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule of Tidewater Inc. as of March 31, 1997, and for each of the two years in the period ended March 31, 1997, were audited by other auditors whose report dated April 30, 1997, expressed an unqualified opinion on those statements and schedule.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidewater Inc. at March 31, 1998 and the consolidated results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                               ERNST & YOUNG LLP




New Orleans, Louisiana
April 27, 1998

The Board of Directors and Shareholders
Tidewater Inc.:



We have audited the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years ended March 31, 1997 and 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended March 31, 1997 and 1996, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for the years ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG PEAT MARWICK LLP



New Orleans, Louisiana
April 30, 1997

CONSOLIDATED BALANCE SHEETS
---------------------------
March 31, 1998 and 1997
(in thousands)

ASSETS                                                                1998       1997
-----------------------------------------------------------------  ----------  ---------

Current assets:
 Cash and cash equivalents                                         $   24,977     41,166
 Trade and other receivables, less allowance for doubtful
  accounts
   of $14,078 in 1998 and $10,330 in 1997                             258,517    176,513
 Marine operating supplies                                             31,498     28,171
 Other current assets                                                   4,122      3,803
                                                                    ---------  ---------
     Total current assets                                             319,114    249,653
                                                                   ----------  ---------
Investments in, at equity, and advances to unconsolidated
 companies                                                             21,825     20,556
Net assets of discontinued Compression operations                         ---    253,305
Properties and equipment:
 Vessels and related equipment                                      1,534,948  1,265,633
 Other properties and equipment                                        33,887     25,220
                                                                   ----------  ---------
                                                                    1,568,835  1,290,853
 Less accumulated depreciation                                        863,209    827,710
                                                                   ----------  ---------
   Net properties and equipment                                       705,626    463,143
                                                                   ----------  ---------
Goodwill, net of accumulated amortization of $8,002 in 1998           356,394        ---
Other assets                                                           89,880     74,623
                                                                   ----------  ---------
                                                                   $1,492,839  1,061,280
                                                                   ==========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Current maturities of long-term debt                                   6,466        ---
 Accounts payable and accrued expenses                                105,914     72,725
 Accrued property and liability losses                                 12,156     13,248
 Income taxes                                                          79,671      4,073
                                                                   ----------  ---------
     Total current liabilities                                        204,207     90,046
                                                                   ----------  ---------
Deferred income taxes                                                 158,540    122,577
Long-term debt                                                         25,000        ---
Accrued property and liability losses                                  57,289     32,146
Other liabilities and deferred credits                                 49,027     46,847
Stockholders' equity                                                  998,776    769,664
Commitments and contingencies
                                                                   ----------  ---------
                                                                   $1,492,839  1,061,280
                                                                   ==========  =========

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
-----------------------------------
Years Ended March 31, 1998, 1997 and 1996
(in thousands, except share and per share data)

                                                               1998         1997         1996
                                                           ------------  -----------  -----------
Revenues:
 Vessel revenues                                           $ 1,001,651      661,224      506,180
 Other marine revenues                                          58,510       29,202       26,022
                                                           -----------   ----------   ----------
                                                             1,060,161      690,426      532,202
                                                           -----------   ----------   ----------
Costs and expenses:
 Vessel operating costs                                        486,043      361,495      307,915
 Costs of other marine revenues                                 47,065       24,161       20,391
 Depreciation and amortization                                  91,410       55,937       55,361
 General and administrative                                     72,926       53,850       48,840
                                                           -----------   ----------   ----------
                                                               697,444      495,443      432,507
                                                           -----------   ----------   ----------
                                                               362,717      194,983       99,695
Other income (expenses):
 Foreign exchange loss                                            (635)        (382)        (455)
 Gain on sales of assets                                        16,531        5,320        6,906
 Equity in net earnings of unconsolidated companies              6,381        4,901        5,901
 Minority interests                                             (1,258)      (1,311)      (1,385)
 Interest and miscellaneous income                               4,256        4,363        4,142
 Other expense                                                  (6,847)      (2,800)     (12,600)
 Interest and other debt costs                                 (24,677)      (1,000)      (2,176)
                                                           -----------   ----------   ----------
                                                                (6,249)       9,091          333
                                                           -----------   ----------   ----------
Earnings from continuing operations before income taxes        356,468      204,074      100,028
Income taxes                                                   113,430       65,839       30,525
                                                           -----------   ----------   ----------
Earnings from continuing operations                            243,038      138,235       69,503
Earnings from discontinued operations                           10,723        7,776        6,674
Gain on sale of discontinued Compression operations             61,738          ---          ---
                                                           -----------   ----------   ----------
Net earnings                                               $   315,499      146,011       76,177
                                                           ===========   ==========   ==========
Earnings per common share:
--------------------------
 Earnings from continuing operations                       $      4.01         2.24         1.13
 Earnings from discontinued operations                             .18          .13          .11
 Gain on sale of discontinued Compression operations              1.02          ---          ---
                                                           -----------   ----------   ----------
Earnings per common share                                  $      5.21         2.37         1.24
                                                           ===========   ==========   ==========
Diluted earnings per common share:
----------------------------------
 Earnings from continuing operations                       $      3.99         2.23         1.12
 Earnings from discontinued operations                             .18          .12          .11
 Gain on sale of discontinued Compression operations              1.01          ---          ---
                                                           -----------   ----------   ----------
Diluted earnings per common share                          $      5.18         2.35         1.23
                                                           ===========   ==========   ==========

Weighted average common shares outstanding                  60,552,315   61,606,144   61,675,360
Incremental common shares from stock options                   341,329      438,188      485,618
                                                           -----------   ----------   ----------
Adjusted weighted average common shares                     60,893,644   62,044,332   62,160,978
                                                           ===========   ==========   ==========
Cash dividends declared per common share                   $       .60         .575         .475
                                                           ===========   ==========   ==========


See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------
Years Ended March 31, 1998, 1997 and 1996
(in thousands)

                                                                      Cumulative
                                                                        foreign      Deferred
                                              Additional               currency   compensation-
                                   Common      paid-in     Retained   translation   restricted
                                    stock      capital     earnings   adjustment      stock        Total
                                  ---------   ----------   --------   -----------   ----------   -------
Balance at March 31, 1995            $6,155      418,941    271,452       (10,745)      (1,544)  684,259
Net earnings                            ---          ---     76,177           ---          ---    76,177
Exercise of stock options                33        2,950        ---           ---          ---     2,983
Cash dividends declared                 ---          ---    (25,327)          ---          ---   (25,327)
Other                                   ---         (236)       434           (26)         486       658
                                     ------      -------    -------   -----------   ----------   -------
Balance at March 31, 1996             6,188      421,655    322,736       (10,771)      (1,058)  738,750
Net earnings                            ---          ---    146,011           ---          ---   146,011
Exercise of stock options                23        4,368        ---           ---          ---     4,391
Cash dividends declared                 ---          ---    (35,400)          ---          ---   (35,400)
Common stock purchased                 (178)     (84,608)       ---           ---          ---   (84,786)
Other                                   ---          ---        ---            95          603       698
                                     ------      -------    -------   -----------   ----------   -------
Balance at  March 31, 1997            6,033      341,415    433,347       (10,676)        (455)  769,664
Net earnings                            ---          ---    315,499           ---          ---   315,499
Issuance of restricted stock              9        4,492        ---           ---       (4,501)      ---
Exercise of stock options                54       14,280        ---           ---          ---    14,334
Cash dividends declared                 ---          ---    (36,383)          ---          ---   (36,383)
Common stock purchased                 (148)     (65,034)       ---           ---          ---   (65,182)
Other                                   ---          ---        ---            94          750       844
                                     ------      -------    -------   -----------   ----------   -------
Balance at March 31, 1998            $5,948      295,153    712,463       (10,582)      (4,206)  998,776
                                     ======      =======    =======   ===========   ==========   =======

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Years Ended March 31, 1998, 1997 and 1996
(in thousands)

                                                                          1998       1997       1996
                                                                     ---------   --------   --------
Operating activities:
 Earnings from continuing operations                                 $ 243,038    138,235     69,503
 Adjustments to reconcile earnings from continuing operations to net cash provided by continuing operating activities:
   Depreciation and amortization                                        91,410     55,937     55,361
   Provision for deferred income taxes                                  (1,604)    12,117      4,023
   Gain on sales of assets                                             (16,531)    (5,320)    (6,906)
   Equity in earnings of unconsolidated companies, less dividends       (2,330)       250      3,201
   Minority interests, less dividends                                   (1,050)       556        321
   Compensation expense - restricted stock                                 750        603        595
   Changes in assets and liabilities, net:
     Trade and other receivables                                       (34,879)   (36,129)     6,046
     Marine operating supplies                                          (1,720)    (4,471)     1,943
     Other current assets                                                1,897       (236)     1,178
     Accounts payable and accrued expenses                              28,095      2,579     (8,290)
     Accrued property and liability losses                              (1,092)     2,404       (689)
     Other, net                                                          5,994      1,396      6,128
                                                                     ---------   --------   --------
   Net cash provided by continuing operating activities                311,978    167,921    132,414
   Net cash provided by discontinued operating activities               34,108     42,025     48,239
                                                                     ---------   --------   --------
   Net cash provided by operating activities                           346,086    209,946    180,653
                                                                     ---------   --------   --------
Investing activities:
 Proceeds from sales of assets                                          41,944     22,737     18,044
 Proceeds from sale of Compression operations                          340,001        ---        ---
 Additions to properties and equipment                                 (82,501)   (58,002)   (46,116)
 Acquisitions net of cash acquired                                    (581,099)    (3,435)       ---
 Other                                                                  (4,853)       ---       (592)
                                                                     ---------   --------   --------
   Net cash used in investing activities                              (286,508)   (38,700)   (28,664)
                                                                     ---------   --------   --------
Financing activities:
 Common stock purchased                                                (65,182)   (84,786)       ---
 Principal payments on long-term debt                                 (526,281)   (58,019)  (145,395)
 Debt borrowings                                                       544,035     15,000     13,400
 Proceeds from issuance of common stock                                  8,044      4,391      4,212
 Cash dividends                                                        (36,383)   (35,400)   (25,327)
 Other                                                                     ---        ---         40
                                                                     ---------   --------   --------
   Net cash used in financing activities                               (75,767)  (158,814)  (153,070)
                                                                     ---------   --------   --------
Net (decrease) increase in cash and cash equivalents                   (16,189)    12,432     (1,081)
Net increase in cash for Hornbeck Offshore Services, Inc.
 for the quarter ended March 31, 1995                                      ---        ---      4,980
Cash and cash equivalents at beginning of year                          41,166     28,734     24,835
                                                                     ---------   --------   --------
Cash and cash equivalents at end of year                             $  24,977     41,166     28,734
                                                                     =========   ========   ========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                           $  23,937        702      5,944
  Income taxes                                                       $ 111,427     56,249     27,721
                                                                     =========   ========   ========
Supplemental noncash investing activity:
 Acquisitions:
  Fair value of assets acquired                                      $ 693,672     51,305        ---
  Fair value of liabilities assumed                                   (112,573)   (47,870)       ---
                                                                     ---------   --------   --------
  Net cash payment                                                   $ 581,099      3,435        ---
                                                                     =========   ========   ========

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
March 31, 1998, 1997 and 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

   The company provides services and equipment to the offshore energy industry through the operation of the world's largest fleet of offshore service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level for the vessel fleet which is ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas.

USE OF ESTIMATES

   In preparing the company's financial statements, management makes informed estimates and assumptions that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

PRINCIPLES OF CONSOLIDATION

   The Consolidated Financial Statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

PROPERTIES AND EQUIPMENT

   Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the first charter/rental, with salvage values of 5%-10% for marine equipment, using estimated useful lives of:


                                                              Years
                                                             -------
Marine equipment (from date of construction)                 15 - 25
Other properties and equipment                                3 - 30


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

GOODWILL

   Goodwill primarily relates to the O.I.L. acquisition made during fiscal 1998 and is being amortized over 40 years. Management periodically reviews goodwill to access recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.


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

PENSION AND OTHER POSTRETIREMENT BENEFITS

   Pension costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 and are funded to meet the minimum funding requirements as required by law. Prior service costs are amortized on the straight-line basis over the average remaining service period of employees expected to receive pension benefits. Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106. The estimated cost of postretirement benefits other than pensions are accrued during the employees' active service period.


INCOME TAXES

   Income taxes are accounted for in accordance with the provisions of SFAS No.
109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


EARNINGS PER SHARE

   Earnings per share are computed in accordance with SFAS No. 128. SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with earnings per share and diluted earnings per share. The calculation of earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128. Per share amounts disclosed in these Notes to Consolidated Financial Statements are on a diluted basis.


FOREIGN CURRENCY TRANSLATION

   Assets and liabilities of international operations, other than international operations in highly inflationary economies, are translated into U.S. dollars using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using weighted average exchange rates during the period. Adjustments resulting from the balance sheet account translations, net of deferred income taxes, are included in stockholders' equity as foreign currency translation adjustments.


CASH EQUIVALENTS

   For purposes of the Consolidated Statements of Cash Flows the company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.


REVENUE RECOGNITION

   Marine services are generally contracted for on a rate per day of service basis; therefore, marine vessel revenues are recognized on a daily basis throughout the contract period.


CONCENTRATIONS OF CREDIT RISK

   Financial instruments which potentially subject the company to concentrations of credit risk consist principally of trade and other receivables. These receivables are with a variety of domestic, international and national energy companies and also include reinsurance companies for recoverable insurance losses. The company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The company maintains an allowance for doubtful accounts for potential losses and does not believe it is exposed to concentrations of credit risk that are likely to have a material impact on the company's financial position or results of operations.


STOCK-BASED COMPENSATION

   The company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board Opinion No. 25 and, accordingly, adopted the disclosure provisions of SFAS No. 123.


NEW ACCOUNTING PRONOUNCEMENTS

   During fiscal 1998 the Financial Accounting Standards Board issued SFAS No. 130, "Reporting

Comprehensive Income," SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and SFAS No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits." The additional disclosure requirements of each of these SFAS's are effective during the company's fiscal year ending March 31, 1999. Management believes the adoption of these pronouncements will result in additional financial statement disclosure only and will not have a material impact on its fiscal 1999 consolidated financial statements.


RECLASSIFICATIONS

   Certain amounts from prior years have been reclassified to conform with current year classifications.


(2) BUSINESS DISPOSITION

   On February 20, 1998 the company completed the sale of its compression division. The compression division provided natural gas and air compression equipment and services, principally to the energy industry. In consideration of the sale the company received cash of approximately $348 million. Accordingly, the company's consolidated financial statements for all periods have been reclassified to report separately financial position, results of operations, and operating cash flows from continuing operations and the discontinued compression operation.

   Compression net assets at March 31, 1997 and Compression operating results for the 11 months ended February 20, 1998 and for the 12-month periods ended March 31, 1997 and 1996 are as follows:

Compression Net Assets:
-----------------------
                                                                  (in thousands)
                                                                 At March 31, 1997
                                                                 -----------------
Current assets.................................................       $ 19,073
Net properties and equipment...................................        217,983
Goodwill.......................................................         20,951
Accounts payable and accrued expenses..........................         (4,702)
                                                                      --------
                                                                      $253,305
                                                                      ========



Compression Operating Results:
------------------------------

                                                               (in thousands)
                                         Eleven Months Ended  Twelve Months Ended March 31,
                                          February 20,1998         1997           1996
                                         -------------------  -----------      -----------
Revenues...............................  $ 94,438               112,584          111,245
Operating costs........................    46,679                64,153           59,536
Depreciation and amortization..........    23,462                26,335           27,069
General and administration.............     8,615                11,005           10,508
                                         --------             ---------        ---------
                                           15,682                11,091           14,132
Other  income (expense)................     1,275                 1,369           (3,273)
                                         --------              --------        ---------
Earnings before income taxes...........    16,957                12,460           10,859
Income taxes...........................     6,234                 4,684            4,185
                                         --------              --------        ---------
Earnings from discontinued operations..  $ 10,723                 7,776            6,674
                                         ========              ========        =========

   The gain from the sale of Compression operations of $98.0 million, less applicable income taxes of $36.3 million, is net of legal, accounting and investment banking fees, severance and other costs associated with the sale.


(3)  BUSINESS COMBINATIONS

   On May 16, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.) in exchange for a cash payment of 328 million pounds sterling, or approximately $534 million. In addition a 9 million pound sterling, or approximately $14.4 million, payment was made for the net working capital of O.I.L. Available cash of $48.4 million and borrowings of $500 million were used to fund the purchase. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several offshore oil and gas exploration areas outside of the United States. The total cost of the acquisition of $626 million, which includes $65.6 million of deferred income tax liability, was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition.

   The results of O.I.L.'s operations have been consolidated with the company's effective May 16, 1997. Pro forma combined results of continuing operations of the company and of O.I.L. including appropriate purchase accounting adjustments for the years ended March 31, 1998 and 1997 as though the acquisition had taken place on April 1 of the respective fiscal years are as follows:

                     (in thousands, except per share amounts)
                              Year Ended March 31,
                              --------------------
                                1998       1997
                              ----------  -------
Revenues....................  $1,080,606  828,804
Net earnings................  $  314,842  137,063
Earnings per share..........  $     5.20     2.22
Diluted earnings per share..  $     5.17     2.21

   The $500 million of debt incurred to finance the O.I.L.. acquisition was borrowed pursuant to a $600 million Revolving Credit and Term Loan agreement with several banks and consisted of a $400 million term loan and $100 million borrowed under the $200 million revolving credit facility of the agreement. At March 31, 1998 all debt borrowed to finance the O.I.L. acquisition had been repaid and the $400 million term loan facility canceled.

   On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totaling $14.0 million. The debt has been discounted to yield interest at 7% and is to be repaid in semi-annual installments. The total estimated cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition.


   On May 31, 1996 the company acquired for $12.4 million cash the remaining 50.1% equity interest in 22 of 29 safety/standby vessels previously owned and operated by joint-venture companies in the North Sea. At the same time the company granted to the seller a call option on its 49.9% equity interest in the remaining seven safety/standby vessels for 1 pound sterling, which option was exercised during fiscal 1998. The acquisition was accounted for by the purchase method and accordingly, the fair value of the assets acquired and liabilities assumed and results of operations have been included in the consolidated financial statements effective June 1, 1996.

   On March 13, 1996 Tidewater Inc. issued 8,475,214 shares of its common stock in exchange for all of the outstanding common stock of Hornbeck Offshore Services, Inc. (Hornbeck). Hornbeck owned and operated a fleet of 61 marine service vessels operating in the U.S. Gulf of Mexico and had a 49.9% interest in 29 safety/standby vessels operating in the North Sea. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Hornbeck. Fiscal 1996 merger expenses of $9.6 million, which are classified as other expense in the Consolidated Statements of Earnings, include legal, investment banking and accounting fees, severance and other costs related to the business combination with Hornbeck.

(4)  UNCONSOLIDATED COMPANIES

   Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:


                                           Percentage          (in thousands)
                                           ownership             1998     1997
                                           ----------         -------   ------
National Marine Service (Abu Dhabi-UAE)            40%        $12,317   12,107
Tidewater Port Jackson (Australia)                 50%            ---    3,789
Provident Marine, Ltd. (Mexico)                    50%          1,574    1,841
Lamnalco (UAE)                                     50%          2,979    1,434
Sonatide (Angola)                                  49%          2,602      ---
Four Star Marine, Inc. (United States)             49%            925      ---
Others                                         20%-50%          1,428    1,385
                                               ------         -------   ------
                                                              $21,825   20,556
                                                              =======   ======

   The aggregate amount of undistributed earnings of all unconsolidated joint-venture companies included in consolidated stockholders' equity at March 31, 1998 is approximately $15.2 million.


(5)  Income Taxes

    Earnings from continuing operations before income taxes derived from United States and international operations for the years ended March 31 are as follows:


                       (in thousands)

                      1998     1997     1996
                  --------  -------  -------

United States     $192,788  114,942   32,995
International      163,680   89,132   67,033
                  --------  -------  -------
                  $356,468  204,074  100,028
                  ========  =======  =======


   Income tax expense attributable to earnings from continuing operations for the years ended March 31 consists of the following:

                        (in thousands)
                 U.S.
            ---------------
            Federal  State   International   Total
            -------  ------  -------------  --------
1998
----

Current     $96,336   1,083     17,615      115,034
Deferred     (1,604)    ---        ---       (1,604)
            -------   -----     ------      -------
            $94,732   1,083     17,615      113,430
            =======   =====     ======      =======
1997
----

Current     $41,628     562     11,532       53,722
Deferred     12,117     ---        ---       12,117
            -------   -----     ------      -------
            $53,745     562     11,532       65,839
            =======   =====     ======      =======

1996
----
Current     $16,663    (237)    10,076       26,502
Deferred      4,023     ---        ---        4,023
            -------   -----     ------      -------
            $20,686    (237)    10,076       30,525
            =======   =====     ======      =======

   The actual income tax expense attributable to earnings from continuing operations for the years ended March 31, 1998, 1997 and 1996 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

                                                           (in thousands)

                                                           1998     1997     1996
                                                       --------   ------   ------

Computed "expected" tax expense                        $124,764   71,426   35,010
Increase (reduction) resulting from:
 Effect of 1997 United Kingdom tax rate change           (4,000)     ---      ---
 Overaccrual of income tax expense in prior years        (3,300)     ---      ---
 Foreign tax credits not previously recognized              ---   (1,303)  (7,440)
 Utilization of net operating loss carryforwards           (620)    (386)  (2,181)
 Expenses which are not deductible for tax purposes         611       45    1,418
 Other, net                                              (4,025)  (3,943)   3,718
                                                       --------   ------   ------
                                                       $113,430   65,839   30,525
                                                       ========   ======   ======

   The reversal of taxes overaccrued in prior years is the result of the company's settlement in the fourth quarter of fiscal 1998 of open income tax audits with the Internal Revenue Service for fiscal years 1993, 1994 and 1995.

   The significant components of deferred income tax expense for the years ended March 31 are as follows:


                                                                           (in thousands)
                                                                         1998     1997    1996
                                                                      -------   ------  ------
Deferred income tax expense (benefit) (exclusive of the effects of
 other components listed below)                                       $(1,604)   3,628  (4,732)
Investment, foreign and minimum tax credits                               ---    8,489   8,755
                                                                      -------   ------  ------
                                                                      $(1,604)  12,117   4,023
                                                                      =======   ======  ======


   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1998 and 1997 are as follows:


                                                          (in thousands)
                                                            1998       1997
                                                       ---------   --------

Deferred tax assets:

 Financial provisions not deducted for tax purposes    $  16,520     19,605
 Foreign net operating loss carryforwards                 13,887      5,182
 Tax credit carryforwards                                  3,851      3,851

 Other                                                       234        259
                                                       ---------   --------

   Gross deferred tax assets                              34,492     28,897

   Less valuation allowance                               16,756      1,915
                                                       ---------   --------
   Net deferred tax assets                                17,736     26,982
                                                       ---------   --------
Deferred tax liabilities:
 Depreciation and amortization                          (155,339)  (122,577)
 Other                                                    (3,201)       ---
                                                       ---------   --------
   Gross deferred tax liabilities                       (158,540)  (122,577)
                                                       ---------   --------
   Net deferred tax liabilities                        $(140,804)   (95,595)
                                                       =========   ========

   The net changes in the valuation allowance for the years ended March 31, 1998 and 1997 were an increase of $14.8 million and a decrease of $3.2 million, respectively. The additional fiscal 1998 valuation allowance is a result of increased doubt over the ultimate realization of benefits from certain foreign net operating losses. The remaining balance of the deferred tax assets is expected to be realized through future operating results and the reversal of taxable temporary differences.

   The company has not recognized a deferred tax liability of approximately $31.5 million for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 1998, the undistributed earnings of these subsidiaries were approximately $90 million.


(6)  LONG-TERM DEBT

   At March 31, 1998, the company has a $200 million revolving credit facility with a group of banks and at that date there were $25 million of borrowings under the facility. Borrowings bear interest, at the company's option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margins from .5% to 1% based on the company's debt to capitalization ratio. The revolving credit commitment expires on April 30, 1999, at which time the then outstanding balance will convert to a term loan repayable in 16 quarterly installments beginning July 31, 1999. All of the borrowings under the agreement are unsecured and the company pays an annual fee of .25% on the unused portion of the facility.

   Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, a minimum level of tangible net worth and maintenance of certain debt to capitalization ratios.
The agreement also prohibits the company from encumbering its assets, other than assets already encumbered at March 19, 1997 for the benefit of others.

   Current maturities of long-term debt at March 31, 1998 of $6.5 million consist of the remaining debt associated with the Australian joint-ventures' acquisition made during fiscal 1998.


(7)  BENEFIT PLANS

   Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 15% of their base salary to an employee benefit trust.
The company matches with company common stock 50% of the employee's contribution to the plan up to a maximum of 6% of the employee's base salary. The plan held 487,571 shares and 510,772 shares of the company's common stock at March 31, 1998 and 1997, respectively. Amounts charged to expense for the plan for 1998, 1997 and 1996 were $1.8 million, $1.7 million and $1.0 million, respectively.

   A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The company's policy is to fund the plan based upon minimum funding requirements of the Employee Retirement Income Security Act of 1974. The company also has a supplemental retirement plan (Supplemental Plan) that provides pension benefits to certain employees in excess of those allowed under the company's tax-qualified pension plan. Certain benefits programs are maintained in several other countries which provide retirement income for covered employees.

   Net periodic pension cost for the U.S. defined benefit pension plan and the Supplemental Plan for 1998, 1997 and 1996 include the following components:


                                                           (in thousands)

                                                       1998     1997     1996
                                                    -------   ------   ------
Service cost-benefit earned during the period.....  $   986      844    1,843
Interest cost on projected benefit obligation.....    2,230    2,258    2,208
Actual return on assets...........................   (7,870)  (3,170)  (4,700)
Net amortization and deferral                         5,805    1,591    3,530
                                                    -------   ------   ------
Net periodic pension cost                           $ 1,151    1,523    2,881
                                                    =======   ======   ======

Assumptions used in the accounting are:
 Discount rates                                         7.5%     7.5%     7.5%
 Rates of annual increase in compensation levels        5.0%     5.2%     5.2%
 Expected long-term rate of return on assets            9.5%     9.5%     9.5%
                                                    =======   ======   ======

   The following table sets forth the assets and liabilities of the U.S. defined benefit pension plan and the Supplemental Retirement Plan and the amount of the net pension liability in the Consolidated Balance Sheets at March 31:

                                                                               (in thousands)
                                                                   U.S. Defined Benefit  Supplemental
                                                                       Pension Plan     Retirement Plan
                                                                   -------------------  ---------------
                                                                       1998     1997     1998     1997
                                                                     -------   ------   ------   ------
Actuarial present value of vested benefit obligation                 $20,883   28,431   4,894     2,759
                                                                     =======   ======   =====     =====
Accumulated benefit obligation                                       $21,086   28,715   4,902     2,932
                                                                     =======   ======   =====     =====
Projected benefit obligation                                         $23,042   31,463   6,594     3,982
Plan assets at fair value, primarily  bonds and common stock          28,772   29,847     ---       ---
                                                                     -------   ------   ------   ------
Projected benefit obligation in excess of (less than) plan assets     (5,730)   1,616    6,594    3,982
Unrecognized net transitional obligation amortized over 15 years         (39)     (87)     ---      ---
Unrecognized actuarial gain (loss)                                     5,376      680   (2,838)  (1,672)
Unrecognized prior service cost                                         (414)    (364)    (753)    (296)
Adjustment required to recognize minimum liability                       ---      ---    1,899      918
                                                                     -------   ------   ------   ------
Net accrued pension liability (asset)                                $  (807)   1,845    4,902    2,932
                                                                     =======   ======   ======   ======

   During the fourth quarter of fiscal 1996 the company recorded as other expense an estimated curtailment charge of $3 million as a result of the removal of fleet personnel from the company's U.S. defined benefit pension plan. During the third quarter of fiscal 1998, the obligations related to the curtailment of the plan were settled and a gain on settlement of $1.2 million was recorded as other income. Beginning April 1, 1996 these employees removed from this defined benefit pension plan, along with all new employees of the company who are eligible for pension plan membership, were enrolled in a new defined contribution retirement plan. This plan is noncontributory by the employee, but the company contributes in cash 3% of an eligible employee's compensation to an employee benefit trust. The cost of the plan for fiscal 1998 and 1997 was $2.7 million and $2.3 million, respectively.

   During the fourth quarter of fiscal 1998, as a result of the sale of the company's compression division, the company recorded as part of the gain on sale of discontinued compression operations a pre-tax curtailment gain of $2.4 million resulting from the removal of all compression personnel from the U.S. defined benefit pension plan, the Supplemental Retirement Plan and the post-retirement health care and life insurance plan.

   Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

   Net periodic postretirement health care and life insurance costs for 1998, 1997 and 1996 include the following components:

                                                                      (in thousands)
                                                                    1998    1997    1996
                                                                  ------   -----   -----
Service cost - benefit earned during the period                   $1,255     928     743
Interest cost on accumulated postretirement benefit obligation     1,132     874     798
Other amortization and deferral                                      (28)   (207)   (296)
                                                                  ------   -----   -----
Net periodic postretirement benefit cost                          $2,359   1,595   1,245
                                                                  ======   =====   =====

   The unfunded actuarially-determined liabilities for postretirement benefits at March 31 are as follows:

                                                                              (in thousands)
                                                                               1998     1997
                                                                             -------   ------
Actuarial present value of accumulated postretirement benefit obligation:
 Current retirees                                                            $ 5,483    5,110
 Current employees eligible for benefits                                       1,124    1,274
 Current employees not yet eligible for benefits                               6,474    8,175
                                                                             -------   ------
Total accumulated postretirement benefit obligation                           13,081   14,559
Unrecognized prior service cost                                                 (914)    (197)
Unrecognized net gain                                                          4,454    1,798
                                                                             -------   ------
Accrued postretirement benefit cost                                          $16,621   16,160
                                                                             =======   ======

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 7% in 1999, gradually declining to 4% in the year 2005 and thereafter. A 1% change in the assumed health care cost trend rates for each year would change the accumulated postretirement benefit obligation by approximately $1.7 million at March 31, 1998 and change the cost for the year ended March 31, 1998 by $.4 million. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1998 and 1997.


(8)  OTHER ASSETS, OTHER LIABILITIES AND DEFERRED CREDITS

   A summary of other assets at March 31 follows:

                                (in thousands)
                                  1998    1997
                                -------  ------
Recoverable insurance losses    $57,289  32,146
Assets held for sale              4,086   5,817
Deferred income tax assets       17,736  26,982
Other                            10,769   9,678
                                -------  ------

                                $89,880  74,623
                                =======  ======

   A summary of other liabilities and deferred credits at March 31 follows:


                                                    (in thousands)
                                                     1998    1997
                                                    -------  ------
Postretirement benefit liability                    $16,621  16,160
Pension liability                                     4,095   4,777
Minority interests in net assets of subsidiaries      7,481   7,864
Noncurrent international and domestic taxes             ---   8,313
Deferred vessel income                                6,071   4,518
Provision for litigation and claims costs             7,889     ---
Other                                                 6,870   5,215
                                                    -------  ------
                                                    $49,027  46,847
                                                    =======  ======


(9) CAPITAL STOCK

   At March 31, 1998 and 1997, 125 million shares of $.10 par value common stock were authorized and 59,482,769 shares and 60,334,889 shares were issued and outstanding, respectively. At March 31, 1998 and 1997, three million shares of no par value preferred stock were authorized and unissued.

   Under the company's stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company's stock to officers and other key employees. At March 31, 1998, 4,423,105 shares of common stock are reserved for issuance under the plans of which 2,451,500 shares are available for future grants. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

   The per share weighted-average fair values of stock options granted during fiscal years 1998, 1997 and

1996 were $17.69, $15.46 and $13.38, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                                     1998      1997      1996
                                   --------  --------  --------

Risk-free interest rate               5.75%      6.4%      6.2%
Expected dividend yield               1.25%     1.25%     1.25%
Expected stock price volatility      34.93%    32.57%    31.75%
Expected stock option life         5 years   5 years   5 years
                                   =======   =======   =======

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

                                        1998     1997     1996
                                      --------  -------  ------
Net earnings (in thousands):
 As reported                          $315,499  146,011  76,177
 Pro forma                            $312,215  145,032  76,115
Earnings per common share:
 As reported                          $   5.21     2.37    1.24
 Pro forma                            $   5.16     2.35    1.23
Diluted earnings per common share:
 As reported                          $   5.18     2.35    1.23

 Pro forma                            $   5.13     2.34    1.22
                                      ========  =======  ======

   Pro forma net earnings and diluted earnings per common share reflect only options granted during fiscal years 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to April 1, 1995 is not considered.

   Stock option activity during 1998, 1997 and 1996 was as follows:





                             Weighted-average    Number
                              Exercise Price   of Shares
                             ----------------  ----------

Balance at March 31, 1995        $18.29        1,593,298
   Granted                        38.61          284,000
   Exercised                      12.67         (182,967)
   Expired or cancelled           18.12          (27,826)
                                 ------        ---------
Balance at March 31, 1996         22.38        1,666,505
   Granted                        43.49          520,000
   Exercised                      15.36         (269,177)
   Expired or cancelled           19.14           (4,225)
                                 ------        ---------
Balance at March 31, 1997         29.11        1,913,103
   Granted                        49.19          762,000
   Exercised                      20.97         (620,054)
   Expired or cancelled           41.60          (94,984)
                                 ------        ---------
Balance at March 31, 1998        $38.89        1,960,065
                                 ======        =========


   The 1,960,065 options outstanding at March 31, 1998 fall into three general exercise-price ranges as follows:

                                                                       Exercise Price Range
                                                          -----------------------------------------------
                                                          $10.00 - $19.63  $20.13 - $25.13  $35.75-$59.00
                                                          ---------------  ---------------  -------------
Options outstanding at March 31, 1998                             231,950          316,089      1,412,026
Weighted average exercise price                           $         17.52  $         23.08  $       45.94
Weighted average remaining contractual life                     5.5 years        6.5 years      9.3 years
Options exercisable at March 31, 1998                             231,950          316,089        317,344
Weighted average exercise price of options exercisable
   at March 31, 1998                                      $         17.52  $         23.08  $       41.84
                                                          ===============  ===============  =============

   At March 31, 1998, 1997 and 1996, the number of options exercisable under the stock option plans was

865,383, 940,579 and 771,125, respectively; and the weighted average exercise price of those options was $28.47, $21.51 and $17.43, respectively.

   In March 1998, 36,500 shares of restricted common stock of the company were granted to certain key employees. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of grant totaled approximately $1.6 million and was classified in stockholders' equity as deferred compensation restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the four-year vesting period.

   In accordance with a June 13, 1994 employment agreement with the company's chairman of the board, 70,000 shares of restricted common stock of the company were granted to him on October 20, 1994. The restricted stock agreement contained provisions for vesting of the shares at varying intervals when the average market price of the common stock reaches certain predetermined levels. During the years ended March 31, 1998, 1997 and 1996, 20,000, 25,000 and 25,000
shares, respectively, vested due to the attainment of the three price levels applicable to those shares. The fair market value of the stock at the time of grant totaling approximately $1.6 million was classified in stockholders' equity as deferred compensation restricted stock. As a result of the vesting of the 70,000 shares over the last three fiscal years, by March 31, 1998 the total deferred amount had been charged to earnings.

   In accordance with a new employment agreement with the company's chairman of the board entered into on September 25, 1997, 50,000 shares of restricted common stock were granted on that date. These restricted shares also vest at varying intervals when the average market price of the common stock reaches certain predetermined levels. The fair market value of the stock at the time of grant totaling approximately $3 million was deferred and is being amortized by equal monthly charges to earnings over five years.

   During the third quarter of fiscal 1997 the Board of Directors authorized a share repurchase program whereby the company could purchase in the open market or through privately negotiated transactions up to $200 million of company common stock through March 31, 1998. The company expended during fiscal 1998 and 1997 a total of $150 million for the purchase of 3,269,100 common shares at an average cost of $45.88 per share, including broker commissions and fees. Fiscal 1998 purchases totaled $65.2 million for 1,481,000 shares and fiscal 1997 purchases totaled $84.8 million for 1,788,100 shares.

   During the fourth quarter of fiscal 1998 the Board of Directors authorized a new share repurchase program whereby the company may purchase up to an additional $200 million of company common stock through March 31, 1999. No shares had been purchased under this program as of March 31, 1998.

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


(10) COMMITMENTS AND CONTINGENCIES

   An employment agreement exists with the company's chairman of the board whereby he will serve in such capacity as well as president and chief executive officer through September 19, 2000. The terms of the employment agreement provide for an annual base salary and certain other benefits. Compensation continuation agreements exist with all other officers of Tidewater Inc. whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of compensation that could be paid under the agreements, based on present salary levels, is approximately $10.2 million. The amount that could be paid for certain benefits is not presently determinable.

   During fiscal 1997 the Internal Revenue Service (IRS) notified the company of proposed deficiencies aggregating approximately $17.5 million of additional income taxes resulting from audits of the company's income tax returns for the years ended March 31, 1993, 1994 and 1995. During the fourth quarter of fiscal 1998 the company and the IRS settled all outstanding issues regarding these audits with no additional taxes due. As a result of the settlement, the company reduced previously provided for income taxes in the amount of $3.3 million.

   The company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. During the fourth quarter of fiscal 1998 the company entered into an agreement to settle a majority of these claims, although such settlement is subject to court approval and other conditions. During the third quarter of fiscal 1998, the company provided $8 million for the possible adverse outcome of these labor-law matters. In management's opinion, the amount of the company's liability in excess of amounts provided in the financial statements for these labor-law matters, if any, will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

   During the fourth quarter of fiscal 1997 the company recorded as other expense a charge of $2.8 million ($1.9 million after tax, or $.03 per common share) to establish a provision for loss resulting from one of the company's insurers filing for liquidation.

   Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company's financial position or results of its ongoing operations.

(11) SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

   With the sale of the company's Compression business as explained in Note 2, the company operates in only one business segment.

   The following table provides a comparison of revenues, operating profit, identifiable assets, and depreciation and amortization and additions to properties and equipment for the years ended March 31.

                                                                          1998         1997       1996
                                                                      ------------  ----------  --------
Marine revenues (A):
 Owned and operated vessel fleet:
    United States                                                      $  463,914     338,823   241,436
    International (B)                                                     537,737     322,401   264,744
                                                                       ----------   ---------   -------
                                                                        1,001,651     661,224   506,180
 Brokered vessels, shipyard and other                                      58,510      29,202    26,022
                                                                       ----------   ---------   -------
                                                                       $1,060,161     690,426   532,202
                                                                       ==========   =========   =======
Marine operating profit (loss):
 Owned and operated vessel fleet:
    United States                                                      $  225,599     120,275    46,839
    International                                                         141,133      82,591    60,291
                                                                       ----------   ---------   -------
                                                                          366,732     202,866   107,130
 Gains from asset sales                                                    16,592       5,352     6,930
 Brokered vessels, shipyard and other                                      10,663       4,186     4,849
                                                                       ----------   ---------   -------
                                                                          393,987     212,404   118,909
Other income                                                                7,079       6,705     5,436
Other expense                                                              (6,847)     (2,800)  (12,600)
Corporate expenses                                                        (13,074)    (11,235)   (9,541)
Interest and other debt costs                                             (24,677)     (1,000)   (2,176)
                                                                       ----------   ---------   -------
Earnings from continuing operations before income taxes                $  356,468     204,074   100,028
                                                                       ==========   =========   =======
Identifiable assets:
 Marine:
    United States                                                      $  379,118     376,380   349,554
    International (B)                                                   1,043,781     334,005   269,704
                                                                       ----------   ---------   -------
                                                                        1,422,899     710,385   619,258
    Investments in and advances to unconsolidated Marine companies         21,825      20,556    35,861
                                                                       ----------   ---------   -------
                                                                        1,444,724     730,941   655,119
 Net assets of discontinued Compression operations                            ---     253,305   271,664
 General corporate                                                         48,115      77,034    47,627
                                                                       ----------   ---------   -------
                                                                       $1,492,839   1,061,280   974,410
                                                                       ==========   =========   =======
Depreciation and amortization:
 Marine equipment depreciation                                         $   83,002      55,569    54,961
 General corporate depreciation                                               406         368       400
 Goodwill amortization                                                      8,002         ---       ---
                                                                       ----------   ---------   -------
                                                                       $   91,410      55,937    55,361
                                                                       ==========   =========   =======
Additions to properties and equipment:
 Marine equipment operations                                           $   62,555      40,003    40,994
 Discontinued Compression operations                                       17,597      17,949     5,108
 General corporate                                                          2,349          50        14
                                                                       ----------   ---------   -------
                                                                       $   82,501      58,002    46,116
                                                                       ==========   =========   =======

(A) One marine customer accounted for 11%, 11% and 12% of revenues for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

(B) Marine support services are conducted worldwide with assets that are highly mobile. Revenues and identifiable assets attributable to these operations in any one country are not "significant" as that term is defined by SFAS No.
    14. Further, most identifiable assets in each country are comprised of offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Equity in net assets of non-U.S. subsidiaries is $795.1 million, $211.5 million and $148.0 million at March 31, 1998, 1997 and 1996, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar which aggregate approximately $19.1 million, $6.7 million and $8.5 million at March 31, 1998, 1997 and 1996, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(12) SUPPLEMENTARY INFORMATION--QUARTERLY FINANCIAL DATA (UNAUDITED)

Years Ended March 31, 1998 and 1997
(in thousands, except per share data)


1998                                         First    Second   Third    Fourth
----                                        -------  -------- -------  -------
Marine revenues                             $230,440  270,413  280,697  278,611
                                            ========  =======  =======  =======
Marine operating profit                     $ 78,774  104,382  115,638   95,193
                                            ========  =======  =======  =======
Earnings from continuing operations         $ 48,136   61,053   70,298   63,551
Earnings from discontinued operations          2,625    3,276    3,661    1,161
Gain on sale of discontinued operations          ---      ---      ---   61,738
                                            --------  -------  -------  -------
Net earnings                                $ 50,761   64,329   73,959  126,450
                                            ========  =======  =======  =======
Earnings per share:
 Continuing operations                      $   0.80     1.01     1.15     1.05
 Discontinued operations                        0.04     0.05     0.06      .02
 Gain on sale of discontinued operations         ---      ---      ---     1.02
                                            --------  -------  -------  -------
Net earnings                                $   0.84     1.06     1.21     2.09
                                            ========  =======  =======  =======
Diluted earnings per share:
 Continuing operations                      $   0.80     1.01     1.15     1.05
 Discontinued operations                        0.04     0.05     0.06      .02
 Gain on sale of discontinued operations         ---      ---      ---     1.01
                                            --------  -------  -------  -------
Net earnings                                $   0.84     1.06     1.21     2.08
                                            ========  =======  =======  =======

1997
----
Marine revenues                             $146,639  167,691  184,133  191,963
                                            ========  =======  =======  =======
Marine operating profit                     $ 34,045   46,338   62,312   69,709
                                            ========  =======  =======  =======
Earnings from continuing operations         $ 22,164   31,239   41,132   43,700
Earnings from discontinued operations          2,206    1,713    2,038    1,819
                                            --------  -------  -------  -------
Net earnings                                $ 24,370   32,952   43,170   45,519
                                            ========  =======  =======  =======
Earnings per share:
 Continuing operations                      $   0.36     0.50     0.66     0.72
 Discontinued operations                        0.03     0.03     0.04     0.03
                                            --------  -------  -------  -------
 Net earnings                               $   0.39     0.53     0.70     0.75
                                            ========  =======  =======  =======
Diluted earnings per share:
 Continuing operations                      $   0.36     0.50     0.66     0.71
 Discontinued operations                        0.03     0.03     0.03     0.03
                                            --------  -------  -------  -------
 Net earnings                               $   0.39     0.53     0.69     0.74
                                            ========  =======  =======  =======


Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 2, 3, 7 and 10 for detailed information regarding transactions which affect fiscal 1998 and 1997 quarterly amounts.

                                                                     SCHEDULE II


                        TIDEWATER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED MARCH 31, 1998, 1997, AND 1996
                                (IN THOUSANDS)

Column A                                     Column B   Column C   Column D   Column E
--------                                     --------   --------   --------   --------
                                                                               Balance
                                            Balance at                          at
                                            Beginning   Additions               End of
        Description                         of period    at Cost   Deductions   Period
        -----------                        -----------  ---------  ----------  --------
      1998
Deducted in balance sheet from
trade accounts receivables:
 Allowance for doubtful accounts             $10,330      3,992         244 (A)  14,078
                                             =======      =====         ====     ======
Deducted in balance sheet from
 other assets:
 Amortization of goodwill, prepaid rent
   and debt issuance costs                   $ 3,028      9,191          ---     12,219
                                             =======      =====         ====     ======
      1997
Deducted in balance sheet from
 trade accounts receivable:
 Allowance for doubtful accounts             $ 7,866      3,148          684 (A) 10,330
                                             =======      =====         ====     ======
Deducted in balance sheet from
 other assets:
 Amortization of prepaid rent
   and debt issuance costs                   $ 2,292        736          ---      3,028
                                             =======      =====         ====     ======
      1996
Deducted in balance sheet from
 trade accounts receivables:
 Allowance for doubtful accounts             $ 8,934        ---        1,068 (A)  7,866
                                             =======      =====        =====     ======
Deducted in balance sheet from
 other assets:
 Amortization of prepaid rent and
   debt issuance costs                       $ 1,580        712          ---      2,292
                                             =======      =====         ====     ======

(A) Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

                                TIDEWATER INC.

                               EXHIBITS FOR THE

                          ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED MARCH 31, 1998

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

4(a) - Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

10(a)- $600,000,000 Revolving Credit and Term Loan Agreement dated March 19, 1997 (filed with the Commission as Exhibit 10(a) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(b)- Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

10(c)- Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

10(d)- Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10(g) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

10(e)-  Tidewater Inc. Amended and Restated Employees' Supplemental Savings
        Plan (filed with the Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

10(f)- Supplemental Health Plan for Executive Officers of Tidewater Inc. (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

10(g)- Tidewater Inc. Deferred Compensation Plan for Directors (filed with the Commission as Exhibit 10(h) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1994).

10(h)- Tidewater Inc. Retirement Plan for Directors as adopted on March 22, 1990 (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1990).

10(i)- Employment and Consulting Agreement dated as of March 31, 1993 between Tidewater Inc. and John P. Laborde as amended (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1993).

10(j)- Consulting Agreement dated as of March 13, 1996 between Tidewater Inc. and Larry D. Hornbeck (filed with the Commission as Exhibit 10(j) to the company's annual report on Form 10-K for the fiscal year ended March 31,
        1996).

10(k)- Change in Control Agreement dated September 30, 1996 between Tidewater
       Inc. and William C. O'Malley (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(l)- Form of Change in Control Agreement entered into as of September 30,
       1996 with four executive officers (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(m)- Tidewater Inc. 1996 Annual Incentive Plan (filed with the Commission as Exhibit 10(m) to the company annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(n)- Employment Agreement dated September 25, 1997 between Tidewater Inc. and
       William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 10-Q for the quarter ended September 30, 1997).

*10(o)-Tidewater Inc. 1997 Stock Incentive Plan.

  *21- Subsidiaries of the company.

  *23- Consents of Independent Auditors.

  *27- Financial Data Schedules.

   Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.