Form 10-Q
period 1998-06-30
TIDEWATER INC
filed 1998-07-21
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended June 30, 1998

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
          _____________________________to___________________________

                         Commission file number 1-6311

                                   TIDEWATER INC.
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                         72-0487776
 ----------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                         Identification Number)

1440 Canal Street, Suite 2100, New Orleans, Louisiana        70112
----------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (504) 568-1010
                                                     -------------------

                                NOT APPLICABLE
----------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          YES   X    NO
                                               ----     ----

58,229,856 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 20, 1998. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
---------------------------------------------------------------------------------------------------
                                                                               June 30,   March 31,
ASSETS                                                                             1998        1998
---------------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                                   $   44,689      24,977
 Trade and other receivables                                                    253,504     258,517
 Marine operating supplies                                                       33,462      31,498
 Other current assets                                                             4,383       4,122
---------------------------------------------------------------------------------------------------
   Total current assets                                                         336,038     319,114
---------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                                        23,055      21,825
Properties and equipment:
 Vessels and related equipment                                                1,538,831   1,534,948
 Other properties and equipment                                                  34,904      33,887
---------------------------------------------------------------------------------------------------
                                                                              1,573,735   1,568,835
 Less accumulated depreciation                                                  880,954     863,209
---------------------------------------------------------------------------------------------------
   Net properties and equipment                                                 692,781     705,626
---------------------------------------------------------------------------------------------------
Goodwill, net                                                                   354,104     356,394
Other assets                                                                     95,225      89,880
---------------------------------------------------------------------------------------------------
                                                                             $1,501,203   1,492,839
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Current liabilities:
 Current maturities of long-term debt                                             6,466       6,466
 Accounts payable and accrued expenses                                          102,001     105,914
 Accrued property and liability losses                                            8,342      12,156
 Income taxes                                                                    30,076      79,671
---------------------------------------------------------------------------------------------------
   Total current liabilities                                                    146,885     204,207
---------------------------------------------------------------------------------------------------
Long-term debt                                                                   40,000      25,000
Deferred income taxes                                                           163,957     158,540
Accrued property and liability losses                                            63,242      57,289
Other liabilities and deferred credits                                           49,975      49,027
Stockholders' equity:
 Common stock of $.10 par value, 125,000,000 shares
   authorized, issued 59,052,940
   shares at June and 59,482,769 shares at March                                  5,905       5,948
 Additional paid-in capital                                                     279,411     295,153
 Retained earnings                                                              766,324     712,463
---------------------------------------------------------------------------------------------------
                                                                              1,051,640   1,013,564
 Less:
 Deferred compensation - restricted stock                                         3,914       4,206
 Cumulative foreign currency translation adjustment                              10,582      10,582
---------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                 1,037,144     998,776
---------------------------------------------------------------------------------------------------
                                                                             $1,501,203   1,492,839
===================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.


TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
--------------------------------------------------------------------------------------
                                                                 Three Months Ended
                                                                       June 30,
                                                             -------------------------
                                                                    1998          1997
--------------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                             $   267,633       215,996
 Other marine revenues                                            17,244        14,444
--------------------------------------------------------------------------------------
                                                                 284,877       230,440
--------------------------------------------------------------------------------------
Costs and expenses:
 Vessel operating costs                                          136,069       110,848
 Costs of other marine revenues                                   13,657        12,336
 Depreciation and amortization                                    23,822        18,554
 General and administrative                                       18,741        16,360
--------------------------------------------------------------------------------------
                                                                 192,289       158,098
--------------------------------------------------------------------------------------
                                                                  92,588        72,342
Other income (expenses):
 Foreign exchange gain (loss)                                         14           (59)
 Gain on sales of assets                                           1,653         3,308
 Equity in net earnings of unconsolidated companies                1,762         1,024
 Minority interests                                                 (615)         (295)
 Interest and miscellaneous income                                   893           944
 Interest and other debt costs                                      (460)       (4,504)
--------------------------------------------------------------------------------------
                                                                   3,247           418
--------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes           95,835        72,760
Income taxes                                                      33,063        24,624
--------------------------------------------------------------------------------------
Earnings from continuing operations                               62,772        48,136
Earnings from discontinued operations                                ---         2,625
--------------------------------------------------------------------------------------
Net earnings                                                 $    62,772        50,761
======================================================================================

Earnings per common share:
--------------------------
 Earnings from continuing operations                         $      1.06           .80
 Earnings from discontinued operations                               ---           .04
--------------------------------------------------------------------------------------
 Earnings per common share                                   $      1.06           .84
======================================================================================

Diluted earnings per common share:
----------------------------------
 Earnings from continuing operations                         $      1.05           .80
 Earnings from discontinued operations                               ---           .04
--------------------------------------------------------------------------------------
 Diluted earnings per common share                           $      1.05           .84
======================================================================================

Weighted average common shares outstanding                    59,359,546    60,350,547
Incremental common shares from stock options                     156,993       378,819
--------------------------------------------------------------------------------------
Adjusted weighted average common shares                       59,516,539    60,729,366
======================================================================================

Cash dividends declared per common share                     $       .15           .15
======================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.


TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
------------------------------------------------------------------------------------
                                                                  Three Months Ended
                                                                        June 30,
                                                                --------------------
                                                                    1998        1997
                                                                --------    --------
Net cash provided by continuing operations                      $104,409      90,116
Net cash (used in) provided by discontinued operations           (67,810)      7,856
------------------------------------------------------------------------------------
Net cash provided by operating activities                         36,599      97,972
------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of assets                                     2,923      10,557
 Additions to properties and equipment                            (9,991)    (20,117)
 Acquisitions, net of cash acquired                                  ---    (555,392)
 Increase in other assets                                           (118)     (3,433)
------------------------------------------------------------------------------------
   Net cash used in investing activities                          (7,186)   (568,385)
------------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on long-term debt                            (25,000)    (35,253)
 Credit facility borrowings                                       40,000     500,000
 Proceeds from issuance of common stock                              405         676
 Common stock purchased                                          (16,195)        ---
 Dividends paid                                                   (8,911)     (9,053)
------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities         (9,701)    456,370
------------------------------------------------------------------------------------
Net change in cash and cash equivalents                           19,712     (14,043)
Cash and cash equivalents at beginning of period                  24,977      41,166
------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 44,689      27,123
====================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                     $    181         640
   Income taxes                                                 $ 75,713       5,567
====================================================================================
Supplemental noncash investing activity:
 Acquisitions:
   Fair value of assets acquired                                $    ---     702,812
   Fair value of liabilities assumed                                 ---    (147,420)
------------------------------------------------------------------------------------
   Net cash payment                                             $    ---     555,392
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

(2)  COMPREHENSIVE INCOME

Effective April 1, 1998 the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners or distribution to owners. A reconciliation of net earnings to comprehensive income for the quarters ended June 30 are as follows:


                                                                    Quarter Ended
                                                                      June 30,
                                                                  -----------------
                (in thousands)                                      1998      1997
-----------------------------------------------------------------------------------
Net earnings                                                      $62,772   50,761
Change in cumulative foreign currency translation adjustment          ---      (94)
----------------------------------------------------------------------------------
Comprehensive income                                              $62,772   50,667
==================================================================================

(3)  INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings from continuing operations was 34.5% and 33.8% for the quarters ended June 30, 1998 and 1997, respectively.

(4)  MARINE ACQUISITIONS

On May 16, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.). The total cost of the acquisition of $626 million, which includes $65.6 million of deferred income tax liability, was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition.

The results of O.I.L.'s operations have been consolidated with the company's effective May 16, 1997. Pro forma combined results of continuing operations of the company and of O.I.L. including appropriate purchase accounting adjustments for the quarter ended June 30, 1997 as though the acquisition had taken place on April 1, 1997 were not significantly different than actual results.

(5)  BUSINESS DISPOSITION

On February 20, 1998 the company completed the sale of its compression division for approximately $348 million. The discontinued compression division's operating results for the three-month period ended June 30, 1997 were as follows:



                                        Three Months Ended
        (in thousands)                     June 30, 1997
-----------------------------------------------------------
Revenues                                         $26,157
Operating costs                                   13,166
Depreciation and amortization                      6,554
General and administrative                         2,509
-----------------------------------------------------------
                                                   3,928
Other income                                         223
-----------------------------------------------------------
Earnings before income taxes                       4,151
Income taxes                                       1,526
-----------------------------------------------------------
Earnings from discontinued operations            $ 2,625
===========================================================

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



The Board of Directors and Shareholders
of Tidewater Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 1998 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended not presented herein, and in our report dated April 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                               Ernst & Young LLP


New Orleans, Louisiana
July 17, 1998

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

MARINE OPERATIONS
-----------------

Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs principally consist of crew costs, repair and maintenance, insurance, fuel, lube and supplies. Fleet size is the major factor which affects crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition.

The company's vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total 697 vessels owned or operated by the company during the quarter ended June 30, 1998, approximately 372 were registered under flags other than the United States and 325 were registered under the U.S. flag.

The following table compares revenues and operating expenses (excluding general and administrative expense and depreciation expense) for the quarters ended June 30 and March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company's shipyards, brokered vessels and other miscellaneous marine-related businesses.


                                       Quarter Ended       Quarter
                                          June 30,          Ended
                                     ------------------    March 31,
(in thousands)                         1998      1997       1998
-------------------------------------------------------------------
Revenues:
 Vessel revenues:
   United States                     $110,009   105,956     119,657
   International                      157,624   110,040     146,419
-------------------------------------------------------------------
                                      267,633   215,996     266,076
 Other marine revenues                 17,244    14,444      12,535
-------------------------------------------------------------------
                                     $284,877   230,440     278,611
===================================================================
Operating costs:
 Vessel operating costs:
   Crew costs                        $ 67,929    52,748      67,150
   Repair and maintenance              43,126    34,003      38,266
   Insurance                            5,833     8,450       7,763
   Fuel, lube and supplies              9,997     8,137      10,797
   Other                                9,184     7,510       8,756
-------------------------------------------------------------------
                                      136,069   110,848     132,732
 Costs of other marine revenues        13,657    12,336      10,509
-------------------------------------------------------------------
                                     $149,726   123,184     143,241
===================================================================

Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company's international marine operations in any one country are not "material" as that term is defined by SFAS No. 131.

Marine operating profit for the quarters ended June 30 and March 31 consist of the following:


                             Quarter Ended      Quarter
                               June 30,          Ended
                            ----------------    March 31,
(in thousands)               1998      1997      1998
--------------------------------------------------------
Vessel activity:
  United States             $53,487   47,251      59,377
  International              39,052   26,292      33,596
--------------------------------------------------------
                             92,539   73,543      92,973
Gains from asset sales        1,653    3,308         419
Other marine services         3,392    1,923       1,801
--------------------------------------------------------
Operating profit            $97,584   78,774      95,193
========================================================

Fiscal 1999 first quarter operating profit was significantly greater than the corresponding period for fiscal 1998 as a result of higher day rates for the worldwide fleet. The effect of these higher day rates and the expansion of the international-based fleet through the O.I.L. acquisition were somewhat offset by higher operating costs resulting from the expansion of the fleet, increased costs associated with attracting, training and retaining qualified personnel and a greater number of drydockings resulting in increased repair and maintenance cost and a decline in worldwide vessel utilization.

Current quarter operating profit was only slightly greater than the preceding quarter's amount. The prolonged drop in oil price over the past three quarters has resulted in cutbacks in drilling programs primarily in the U.S. Gulf of Mexico market. As the duration of vessel contracts in the Gulf of Mexico normally range from one to three months, the effects of any change in drilling programs are seen quickly. U.S.-based vessel operating profit for the quarter ended June 30, 1998 was approximately 10% less than the preceding quarter as the softening in vessel demand resulted in lower vessel utilization and lower average day rates. This softening in domestic activity is likely to continue with the decline in the number of working drilling rigs. In addition the expected delivery of a number of newly-constructed supply vessels to various industry competitors throughout the remainder of this year may create even further imbalance in the Gulf of Mexico supply vessel market thereby putting additional pressure on vessel utilization and day rates.

The international-based vessel operating profit increased approximately 16% from the preceding quarter as a result of the continued strength of certain international markets where average day rates continue to improve. Vessel utilization for the international-based fleet was slightly lower than the preceding quarter due primarily to a higher number of drydockings performed during the current quarter. This increased level of drydockings accounted for most of the higher marine operating costs in the current quarter versus the preceding quarter. The duration of vessel contracts in most international markets is considerably longer than in the U.S. market. As such, the decline in oil price has not had the immediate impact on the company's international activity that it has had on the domestic activity. If oil prices continue at the low level currently being experienced, future international activity could be adversely affected.

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

                                            Quarter Ended      Quarter
                                               June 30,         Ended
                                          ----------------    March 31,
                                            1998      1997      1998
-----------------------------------------------------------------------
UTILIZATION:
------------
Domestic-based fleet :
----------------------
  Towing-supply/supply                       85.4%    91.0       91.9
  Crew/utility                               88.8     90.9       90.7
  Offshore tugs                              61.1     63.1       53.1
  Other                                      45.7     59.5       40.6
  Total                                      79.9%    84.8       83.0
International-based fleet :
---------------------------
  Towing-supply/supply                       86.3%    89.4       88.3
  Crew/utility                               80.2     82.4       90.2
  Offshore tugs                              76.1     83.1       76.6
  Safety/standby                             80.7     78.1       70.1
  Other                                      67.9     83.0       68.2
  Total                                      82.2%    86.0       83.8
Worldwide fleet:
----------------
  Towing-supply/supply                       85.9%    90.1       89.7
  Crew/utility                               83.6     86.1       90.4
  Offshore tugs                              69.6     74.7       66.3
  Safety/standby                             80.7     78.1       70.1
  Other                                      62.7     77.7       62.4
  Total                                      81.4%    85.5       83.5
=====================================================================

AVERAGE VESSEL DAY RATES:
-------------------------
Domestic-based fleet:
---------------------
  Towing-supply/supply                     $7,709    6,986      7,877
  Crew/utility                              2,280    1,976      2,219
  Offshore tugs                             7,649    6,443      8,465
  Other                                     3,449    2,626      3,611
  Total                                    $6,658    5,876      6,837
International-based fleet:
--------------------------
  Towing-supply/supply                     $6,523    4,806      6,069
  Crew/utility                              2,447    1,982      2,375
  Offshore tugs                             4,273    3,413      4,160
  Safety/standby                            6,541    6,002      6,229
  Other                                       876      873        938
  Total                                    $5,330    3,909      4,976
Worldwide fleet:
----------------
  Towing-supply/supply                     $6,975    5,750      6,798
  Crew/utility                              2,376    1,979      2,306
  Offshore tugs                             5,558    4,492      5,667
  Safety/standby                            6,541    6,002      6,229
  Other                                     1,313    1,173      1,299
  Total                                    $5,806    4,677      5,670
=====================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30 and March 31:



                                                                                    Quarter Ended       Quarter
                                                                                       June 30,          Ended
                                                                                    ---------------     March 31,
                                                                                    1998       1997       1998
-------------------------------------------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
  Towing-supply/supply                                                               142         144         146
  Crew/utility                                                                        35          39          39
  Offshore tugs                                                                       40          39          41
  Other                                                                               10          11           9
-------------------------------------------------------------------------------------------------------------------
  Total                                                                              227         233         235
-------------------------------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
  Towing-supply/supply                                                               228         192         224
  Crew/utility                                                                        54          49          49
  Offshore tugs                                                                       53          54          52
  Safety/standby                                                                      29          26          30
  Other                                                                               32          38          34
-------------------------------------------------------------------------------------------------------------------
  Total                                                                              396         359         389
-------------------------------------------------------------------------------------------------------------------
  Owned or chartered vessels included in marine revenues                             623         592         624
  Vessels withdrawn from active service                                               26          14          27
  Joint-venture and other                                                             48          67          49
-------------------------------------------------------------------------------------------------------------------
   Total                                                                             697         673         700
===================================================================================================================

General and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:


                                                                                    Quarter Ended       Quarter
                                                                                       June 30,          Ended
                                                                                    ---------------     March 31,
                                                                                    1998       1997       1998
-------------------------------------------------------------------------------------------------------------------
Personnel                                                                        $11,125       9,981      11,024
Office and property                                                                3,309       3,070       3,829
Sales and marketing                                                                1,471       1,141       1,394
Professional services                                                              1,625       1,218       1,269
Other                                                                              1,211         912       1,389
-------------------------------------------------------------------------------------------------------------------
                                                                                 $18,741      16,322      18,905
===================================================================================================================

Increase in general and administrative expenses above fiscal 1998's first quarter is primarily the result of the O.I.L. acquisition effective May 16, 1997.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas.
Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy financing requirements. At June 30, 1998, $160 million of the company's $200 million revolving line of credit was available to satisfy financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Excluding the O.I.L. acquisition included in fiscal 1998's first quarter, investing activities for the current quarter consumed less cash as the result of smaller cash outlays for vessel modifications and capitalized repairs.

Financing activities for the quarter ended June 30, 1998 used $9.7 million of cash which included a $25 million prepayment on the credit facility and quarterly cash dividends of $.15 per share. In addition $40 million was borrowed primarily for income tax payments of approximately $68 million relating to the sale of the compression division. The company also purchased 450,000 shares of common stock during the current quarter at an average cost per share of $35.99.

INFLATION AND CURRENCY FLUCTUATIONS
-----------------------------------

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

YEAR 2000
---------

In fiscal 1997 the company began modifying its existing software applications to be year 2000 compliant. As of June 30, 1998, the company is still reviewing and modifying all affected software applications and the computerized operating systems of company vessels. The company expects this process to be complete in advance of year 2000 with the costs of such modifications being immaterial with respect to the company's results of operations and financial position.

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



                              TIDEWATER INC.
                              -------------------------------------------
                              (Registrant)



Date:  July 20, 1998          /s/ William C. O'Malley
                              -------------------------------------------
                              William C. O'Malley
                              Chairman of the Board, President and
                              Chief Executive Officer



Date:  July 20, 1998          /s/ Ken C. Tamblyn
                              -------------------------------------------
                              Ken C. Tamblyn
                              Executive Vice President and
                              Chief Financial Officer (Principal Accounting
                               Officer)

                                 EXHIBIT INDEX



Exhibit
Number
------

15  Letter re Unaudited Interim Financial Information

27  Financial Data Schedule