Form 10-Q
period 1998-09-30
TIDEWATER INC
filed 1998-10-23
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended September 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

     ___________________________ to ------------------------------

                         Commission file number 1-6311

                                TIDEWATER INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                           72-0487776
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)


       1440 Canal Street, Suite 2100, New Orleans, Louisiana    70112
--------------------------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  (504) 568-1010
                                                     --------------


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

                                    YES  [X]        NO   [_]


56,731,256 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 22, 1998. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)
----------------------------------------------------------------------------------
                                                           September 30, March 31,
ASSETS                                                         1998        1998
----------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                  $   32,532      24,977
 Trade and other receivables                                   229,748     258,517
 Marine operating supplies                                      32,916      31,498
 Other current assets                                            4,454       4,122
----------------------------------------------------------------------------------
   Total current assets                                        299,650     319,114
----------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                       15,040      21,825
Properties and equipment:
 Vessels and related equipment                               1,526,173   1,534,948
 Other properties and equipment                                 40,985      33,887
----------------------------------------------------------------------------------
                                                             1,567,158   1,568,835
 Less accumulated depreciation                                 891,929     863,209
----------------------------------------------------------------------------------
   Net properties and equipment                                675,229     705,626
----------------------------------------------------------------------------------
Goodwill, net                                                  351,760     356,394
Other assets                                                   112,074      89,880
----------------------------------------------------------------------------------
                                                            $1,453,753   1,492,839
==================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------
Current liabilities:
 Current maturities of long-term debt                            6,419       6,466
 Accounts payable and accrued expenses                          97,138     105,914
 Accrued property and liability losses                           4,907      12,156
 Income taxes                                                   10,023      79,671
----------------------------------------------------------------------------------
   Total current liabilities                                   118,487     204,207
----------------------------------------------------------------------------------
Long-term debt                                                  21,875      25,000
Deferred income taxes                                          161,361     158,540
Accrued property and liability losses                           74,218      57,289
Other liabilities and deferred credits                          49,021      49,027
Stockholders' equity:
 Common stock of $.10 par value, 125,000,000 shares
   authorized, issued 57,056,256 shares at
   September and 59,482,769 shares at March                      5,706       5,948
 Additional paid-in capital                                    223,097     295,153
 Retained earnings                                             814,290     712,463
----------------------------------------------------------------------------------
                                                             1,043,093   1,013,564
 Less:
 Deferred compensation - restricted stock                        3,720       4,206
 Accumulated other comprehensive income                         10,582      10,582
----------------------------------------------------------------------------------
   Total stockholders' equity                                1,028,791     998,776
----------------------------------------------------------------------------------
                                                            $1,453,753   1,492,839
==================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended           Six Months Ended
                                                                   September 30,             September 30,
                                                              -----------------------  -------------------------
                                                                  1998         1997         1998         1997
----------------------------------------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                              $   242,912      255,445      510,545      471,441
 Other marine revenues                                             11,323       14,968       28,567       29,412
----------------------------------------------------------------------------------------------------------------
                                                                  254,235      270,413      539,112      500,853
----------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Vessel operating costs                                           123,892      119,605      259,961      230,453
 Costs of other marine revenues                                     8,670       11,116       22,327       23,452
 Depreciation and amortization                                     23,977       24,074       47,799       42,628
 General and administrative                                        18,451       18,586       37,192       34,946
----------------------------------------------------------------------------------------------------------------
                                                                  174,990      173,381      367,279      331,479
----------------------------------------------------------------------------------------------------------------
                                                                   79,245       97,032      171,833      169,374
Other income (expenses):
 Foreign exchange gain (loss)                                         355          (30)         369          (89)
 Gain on sales of assets                                              987        2,850        2,640        6,158
 Equity in net earnings of unconsolidated companies                 1,767        1,798        3,529        2,822
 Minority interests                                                  (353)          34         (968)        (261)
 Interest and miscellaneous income                                  1,134        1,233        2,027        2,177
 Other expense                                                        ---       (8,000)         ---       (8,000)
 Interest and other debt costs                                     (1,015)      (8,691)      (1,475)     (13,195)
----------------------------------------------------------------------------------------------------------------
                                                                    2,875      (10,806)       6,122      (10,388)
----------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
 income taxes                                                      82,120       86,226      177,955      158,986
Income taxes                                                       25,442       25,173       58,505       49,797
----------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                                56,678       61,053      119,450      109,189
Earnings from discontinued operations                                 ---        3,276          ---        5,901
----------------------------------------------------------------------------------------------------------------
Net earnings                                                  $    56,678       64,329      119,450      115,090
================================================================================================================

Earnings per common share:
-------------------------
 Earnings from continuing operations                          $       .98         1.01         2.04         1.81
 Earnings from discontinued operations                                ---          .05          ---          .09
----------------------------------------------------------------------------------------------------------------
 Earnings per common share                                    $       .98         1.06         2.04         1.90
================================================================================================================
Diluted earnings per common share:
---------------------------------
 Earnings from continuing operations                          $       .98         1.01         2.03         1.81
 Earnings from discontinued operations                                ---          .05          ---          .09
----------------------------------------------------------------------------------------------------------------
 Diluted earnings per common share                            $       .98         1.06         2.03         1.90
================================================================================================================

Weighted average common shares outstanding                     57,791,444   60,472,906   58,528,321   60,412,061
Incremental common shares from stock options                       78,799      400,315      117,896      389,567
----------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                        57,870,243   60,873,221   58,646,217   60,801,628
================================================================================================================

Cash dividends declared per common share                      $       .15          .15          .30          .30
================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                   Quarter Ended           Six Months Ended
                                                                   September 30,             September 30,
                                                              -----------------------  -------------------------
                                                                  1998         1997         1998         1997
----------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                       $ 74,986       67,300      179,395      157,416
Net cash (used in) provided by discontinued
 operations                                                          (301)       9,102      (68,111)      16,958
----------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                      74,685       76,402      111,284      174,374
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of assets                                      3,412        7,789        6,335       18,346
 Additions to properties and equipment                             (6,827)     (32,552)     (16,818)     (52,669)
 Acquisitions, net of cash acquired                                   ---        1,973          ---     (553,419)
 Change in other assets                                               178         (120)          60       (3,553)
----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                           (3,237)     (22,910)     (10,423)    (591,295)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on long-term debt                             (58,172)     (47,596)     (83,172)     (82,849)
 Credit facility borrowings                                        40,000        5,000       80,000      505,000
 Proceeds from issuance of common stock                                32        4,123          437        4,799
 Common stock purchased                                           (56,753)         ---      (72,948)         ---
 Dividends paid                                                    (8,712)      (9,063)     (17,623)     (18,116)
----------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing
   activities                                                     (83,605)     (47,536)     (93,306)     408,834
----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                           (12,157)       5,956        7,555       (8,087)
Cash and cash equivalents at beginning of period                   44,689       27,123       24,977       41,166
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $ 32,532       33,079       32,532       33,079
================================================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                      $  1,172        8,519        1,353        9,159
   Income taxes                                                  $ 50,411       36,204      126,124       41,771
================================================================================================================
Supplemental noncash investing activity:
 Acquisitions:
   Fair value of assets acquired                                 $    ---       (4,169)         ---      698,643
   Fair value of liabilities assumed                                  ---        2,196          ---     (145,224)
----------------------------------------------------------------------------------------------------------------
   Net cash payment                                              $    ---       (1,973)         ---      553,419
================================================================================================================

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

(2)  COMPREHENSIVE INCOME

Effective April 1, 1998 the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners or distribution to owners. A reconciliation of net earnings to comprehensive income for the quarters ended September 30 and for the six-month periods ended September 30, 1998 and 1997 are as follows:

                                                         Quarter Ended    Six Months Ended
                                                         September 30,       September 30,
                                                       ----------------   ------------------

   (In thousands)                                          1998     1997      1998      1997
---------------------------------------------------------------------------------------------
Net earnings                                             $56,678   64,329   119,450   115,090
Change in cumulative foreign currency translation
 adjustment                                                  ---      ---       ---       (94)
---------------------------------------------------------------------------------------------
Comprehensive income                                     $56,678   64,329   119,450   114,996
=============================================================================================

(3)  INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 33.4% and 34% for the quarter and six-month period ended September 30, 1998, respectively, excluding a $2 million (or $.03 per share) reduction in deferred taxes resulting from the lowering of United Kingdom corporate income tax rates which had the effect of reducing the effective tax rate for the quarter and six-month period ended September 30, 1998 to 30.9% and 32.8%, respectively. For the quarter and six-month period ended September 30, 1997 the effective tax rate was 33.8%, excluding a $4 million (or $.07 per share) reduction in deferred taxes resulting from the lowering of United Kingdom corporate income tax rates which had the effect of reducing the effective tax rate for the quarter and six-month period ended September 30, 1997 to 29.2% and 31.3%, respectively.

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

The results of O.I.L.'s operations have been consolidated with the company's effective May 16, 1997. Pro forma combined results of continuing operations of the company and of O.I.L. including appropriate purchase accounting adjustments for the six-month period ended September 30, 1997 as though the acquisition had taken place on April 1, 1997 were not significantly different than actual results.

(5)  BUSINESS DISPOSITION

On February 20, 1998 the company completed the all cash sale of its compression division for approximately $348 million. The discontinued compression division's operating results for the three-month and six-month periods ended September 30, 1997 were as follows:



                                                 Three Months Ended    Six Months Ended
(In thousands)                                   September 30, 1997   September 30, 1997
----------------------------------------------------------------------------------------

Revenues                                              $  27,562               53,719
Operating costs                                          13,908               27,074
Depreciation and amortization                             6,529               13,083
General and administrative                                2,442                4,951
----------------------------------------------------------------------------------------
                                                          4,683                8,611
Other income                                                498                  721
----------------------------------------------------------------------------------------
Earnings before income taxes                              5,181                9,332
Income taxes                                              1,905                3,431
----------------------------------------------------------------------------------------
Earnings from discontinued operations                   $ 3,276                5,901
========================================================================================

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Tidewater Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. as of September 30, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tidewater Inc. as of March 31, 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended not presented herein and, in our report dated April 27, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1998, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                 Ernst & Young LLP


New Orleans, Louisiana
October 16, 1998

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

The company's vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total 698 vessels owned or operated by the company during the quarter ended September 30, 1998, approximately 377 were registered under flags other than the United States and 321 were registered under the U.S. flag.

The following table compares revenues and operating expenses (excluding general and administrative expense and depreciation expense) for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1998. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company's shipyards, brokered vessels and other miscellaneous marine-related businesses.

                                                                               Quarter
                                        Quarter Ended      Six Months Ended     Ended
                                        September 30,        September 30,     June 30,
                                     ------------------   -----------------    -------
           (In thousands)              1998      1997      1998      1997       1998
--------------------------------------------------------------------------------------
Revenues:
 Vessel revenues:
   United States                     $ 81,081   115,848   191,090   221,804    110,009
   International                      161,831   139,597   319,455   249,637    157,624
--------------------------------------------------------------------------------------
                                      242,912   255,445   510,545   471,441    267,633
 Other marine revenues                 11,323    14,968    28,567    29,412     17,244
--------------------------------------------------------------------------------------
                                     $254,235   270,413   539,112   500,853    284,877
======================================================================================
Operating costs:
 Vessel operating costs:
   Crew costs                        $ 66,409    61,810   134,338   114,558     67,929
   Repair and maintenance              32,873    35,190    75,999    69,193     43,126
   Insurance                            6,227     6,542    12,060    14,992      5,833
   Fuel, lube and supplies              8,897     8,434    18,894    16,571      9,997
   Other                                9,486     7,629    18,670    15,139      9,184
--------------------------------------------------------------------------------------
                                      123,892   119,605   259,961   230,453    136,069
 Costs of other marine revenues         8,670    11,116    22,327    23,452     13,657
--------------------------------------------------------------------------------------
                                     $132,562   130,721   282,288   253,905    149,726
======================================================================================

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

Marine operating profit and other components of earnings from continuing operations before income taxes for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1998 consist of the following:

                                                                                      Quarter
                                             Quarter Ended       Six Months Ended      Ended
                                             September 30,         September 30,      June 30,
                                          ------------------    -----------------     -------
           (In thousands)                   1998      1997       1998       1997        1998
----------------------------------------------------------------------------------------------
Vessel activity:
 United States                            $28,881     56,722     82,368    103,973      53,487
 International                             51,866     41,059     90,918     67,351      39,052
----------------------------------------------------------------------------------------------
                                           80,747     97,781    173,286    171,324      92,539
Gains from asset sales                        987      2,850      2,640      6,158       1,653
Other marine services                       2,467      3,674      5,859      5,597       3,392
----------------------------------------------------------------------------------------------
Operating profit                           84,201    104,305    181,785    183,079      97,584
----------------------------------------------------------------------------------------------
Equity in net earnings of
 unconsolidated companies                   1,767      1,798      3,529      2,822       1,762
Interest and other debt costs              (1,015)    (8,691)    (1,475)   (13,195)       (460)
Corporate general and administrative       (3,129)    (3,526)    (6,507)    (6,481)     (3,378)
Other income (expenses)                       296     (7,660)       623     (7,239)        327
----------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                      $82,120     86,226    177,955    158,986      95,835
==============================================================================================

Current quarter operating profit decreased from the comparative amount in fiscal 1998 due to a decline in utilization and average day rates for U.S.-based vessels and higher operating costs offset by an increase in the average day rate for international-based vessels. The prolonged drop in oil price over the past 12 months has resulted in cutbacks in drilling programs the effects from which have been felt thus far primarily in the U.S. Gulf of Mexico market. As the duration of vessel contracts in the Gulf of Mexico normally range from one to three months, the effects of any change in drilling programs are seen quickly. U.S.-based vessel operating profit for the current quarter decreased approximately 49% from the comparative quarter in fiscal 1998 as these cutbacks have reduced vessel demand resulting in lower vessel utilization and lower average day rates. This softening in domestic activity is likely to continue for some time with the decline in the number of working drilling rigs. In addition the expected delivery of a number of newly-constructed supply vessels to various industry competitors throughout the remainder of this year may create even further imbalance in the Gulf of Mexico supply vessel market thereby putting additional downward pressure on vessel utilization and day rates.
Higher operating costs as compared with the year earlier quarter are primarily associated with attracting, training and retaining qualified personnel worldwide. Better market conditions in certain international locations resulted in higher average day rates for international-based vessels for the current quarter as compared to the year earlier quarter.

In the quarter ended September 30, 1997 the company provided $8 million for the possible adverse outcome relating to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. During the fourth quarter of fiscal 1998 the company entered into an agreement to settle a majority of these claims. Interest and other debt costs were higher for the quarter and six-months ended September 30, 1997 as compared to these same periods ended September 30, 1998 due to debt incurred related to the O.I.L. acquisition on May 16, 1997. By March 31, 1998 all debt borrowed for the O.I.L. acquisition had been repaid.

Operating profit for the current six-months ended remained consistent with the respective period in fiscal 1998 as the result of a combination of higher average day rates for the international-based vessels offset by a decrease in utilization for U.S.-based vessels and an increase in operating costs. The international-based vessel operating profit increased by approximately 35% as the result of stronger vessel demand in certain international locations where average day rates improved. Utilization for U.S.-based vessels declined for the current six-month period as the result of cutbacks in drilling programs discussed previously. Higher operating costs resulted principally from the expansion of the fleet through the O.I.L. acquisition effective May 16, 1997 and high costs associated with recruiting, training and retaining vessel personnel.

Current quarter operating profit decreased from the preceding quarter due to the decline in U.S.-based vessel utilization and average day rates offset by reduced operating costs. Operating profit for U.S.-based vessels for the quarter ended September 30, 1998 was approximately 46% less than the preceding quarter as the softening in Gulf of Mexico vessel demand resulted in lower vessel utilization and lower average day rates.

Current quarter international-based vessel operating profit increased approximately 33% from the preceding quarter as a result of the continued strength of international markets, a slight increase in the number of vessels operating internationally and reduced drydocking costs. During the current quarter the company began operating five vessels owned by a third party. The decreased level of drydocking costs accounted for most of the reduced marine operating costs in the current quarter versus the preceding quarter. Current quarter average day rates for the international-based vessel fleet were essentially unchanged as compared to the preceding quarter. The duration of vessel contracts in most international markets is considerably longer than in the U.S. market. As such, the decline in oil price has not had the immediate impact on the company's international activity that it has had on the domestic activity. However, if oil prices continue at the low level currently being experienced, future international activity could be adversely affected.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following two tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1998:


                                                                      Quarter
                                  Quarter Ended   Six Months Ended     Ended
                                   September 30,    September 30,     June 30,
                                  --------------  -----------------   --------

                                   1998    1997      1998      1997     1998
------------------------------------------------------------------------------
UTILIZATION:
-----------
 Domestic-based fleet
 --------------------

   Towing-supply/supply          73.2%     91.1      79.3      91.1      85.4
   Crew/utility                  86.5      88.9      87.7      89.9      88.8
   Offshore tugs                 55.8      64.3      58.6      63.7      61.1
   Other                         48.2      60.5      47.0      60.0      45.7
   Total                         71.0%     84.8      75.5      84.8      79.9
 International-based fleet
  -------------------------
   Towing-supply/supply          84.0%     88.0      85.1      88.7      86.3
   Crew/utility                  88.0      80.9      84.2      81.6      80.2
   Offshore tugs                 71.7      80.3      73.8      81.7      76.1
   Safety/standby                84.6      71.3      82.6      74.4      80.7
   Other                         69.8      78.1      68.8      80.7      67.9
   Total                         81.8%     83.9      82.0      84.9      82.2
 Worldwide fleet
------------------------------
   Towing-supply/supply          80.0%     89.2      82.9      89.6      85.9
   Crew/utility                  87.5      84.2      85.6      85.1      83.6
   Offshore tugs                 65.2      73.6      67.4      74.1      69.6
   Safety/standby                84.6      71.3      82.6      74.4      80.7
   Other                         64.4      73.9      63.5      75.9      62.7
   Total                         78.0%     84.2      79.7      84.8      81.4
===============================================================================

AVERAGE VESSEL DAY RATES:
------------------------------
 Domestic-based fleet
------------------------------
   Towing-supply/supply          $6,331    7,532     7,075     7,261     7,709
   Crew/utility                   2,121    2,142     2,205     2,058     2,280
   Offshore tugs                  7,543    6,558     7,600     6,501     7,649
   Other                          3,053    2,757     3,241     2,692     3,449
   Total                         $5,631    6,308     6,180     6,094     6,658
 International-based fleet
------------------------------
   Towing-supply/supply          $6,643    5,440     6,583     5,151     6,523
   Crew/utility                   2,406    2,190     2,425     2,093     2,447
   Offshore tugs                  4,141    3,494     4,208     3,453     4,273
   Safety/standby                 6,351    6,138     6,444     6,073     6,541
   Other                            918      935       897       901       876
   Total                         $5,320    4,438     5,325     4,188     5,330
 Worldwide fleet
------------------------------
   Towing-supply/supply          $6,536    6,267     6,761     6,023     6,975
   Crew/utility                   2,303    2,169     2,338     2,077     2,376
   Offshore tugs                  5,341    4,621     5,453     4,557     5,558
   Safety/standby                 6,351    6,138     6,444     6,073     6,541
   Other                          1,317    1,291     1,315     1,229     1,313
   Total                         $5,420    5,127     5,616     4,911     5,806
==============================   ======    =====     =====     =====     =====


The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1998:


                                                                                  Quarter
                                             Quarter Ended     Six Months Ended    Ended
                                             September 30,       September 30,    June 30,
                                            --------------     ----------------   --------

                                             1998      1997     1998      1997      1998
------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
  Towing-supply/supply                       139       145      141       145       142
  Crew/utility                                33        39       34        39        35
  Offshore tugs                               38        40       39        40        40
  Other                                       10        11       10        11        10
---------------------------------------------------------------------------------------
  Total                                      220       235      224       235       227
---------------------------------------------------------------------------------------
International-based fleet:
-------------------------
  Towing-supply/supply                       234       230      231       211       228
  Crew/utility                                56        57       55        53        54
  Offshore tugs                               54        55       54        54        53
  Safety/standby                              29        31       29        29        29
  Other                                       31        35       31        36        32
---------------------------------------------------------------------------------------
  Total                                      404       408      400       383       396
---------------------------------------------------------------------------------------
Owned or chartered vessels included in
  marine revenues                            624       643      624       618       623
Vessels withdrawn from active service         25        12       26        13        26
Joint-venture and other                       49        60       49        59        48
---------------------------------------------------------------------------------------
Total                                        698       715      699       690       697
=======================================================================================


General and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1998:

                                                                                    Quarter
                                            Quarter Ended       Six Months Ended     Ended
                                             September 30,        September 30,     June 30,
                                            --------------      ----------------    --------
      (In thousands)                        1998     1997       1998        1997      1998
--------------------------------------------------------------------------------------------
Personnel                                 $11,110   11,094     22,235      21,076    11,125
Office and property                         3,327    3,310      6,636       6,380     3,309
Sales and marketing                         1,209    1,401      2,680       2,542     1,471
Professional services                       1,083    1,347      2,708       2,564     1,625
Other                                       1,722    1,434      2,933       2,384     1,211
--------------------------------------------------------------------------------------------
                                          $18,451   18,586     37,192      34,946    18,741
============================================================================================


Increase in general and administrative expenses for the current six-month period above the same period in fiscal 1998 is primarily the result of the O.I.L. acquisition effective May 16, 1997.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy financing requirements. At September 30, 1998, $175 million of the company's $200 million revolving line of credit was available to satisfy financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Excluding the O.I.L. acquisition included in the six-months ended September 30, 1997, investing activities for the quarter and six-month period ended September 30, 1998 consumed less cash as compared to these same periods ended September 30, 1997 as a result of smaller cash outlays for vessel modifications and capitalized repairs.

Financing activities for the six months ended September 30, 1998 used $93.3 million of cash which included a $80 million prepayment on the credit facility and quarterly cash dividends of $.15 per share. In addition $80 million was borrowed primarily for income tax payments of approximately $68 million relating to the sale of the compression division. The company purchased 2,000,000 shares of common stock during the current quarter at an average cost per share of $28.38. For the six months ended September 30, 1998 2,450,000 shares of common stock have been purchased at an aggregate cost of $72.9 million.

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

YEAR 2000
---------

In fiscal 1997 the company began modifying its existing software applications to be year 2000 compliant. As of September 30, 1998, the company is still reviewing and modifying all affected software applications and the computerized operating systems of company vessels. The company expects this process to be complete in advance of year 2000 with the costs of such modifications being immaterial with respect to the company's results of operations and financial position.

                          PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

A. The Annual Meeting of Stockholders of the company was held in New Orleans, Louisiana on July 23, 1998.

B. Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

                                    Nominee or Director
     Name                           Continuing in Office
     ----                           --------------------
     Robert H. Boh                  Director Continuing in Office
     Donald T. Bollinger            Director Continuing in Office
     Arthur R. Carlson              Director Continuing in Office
     Larry T. Hornbeck              Director Continuing in Office
     Hugh J. Kelly                  Director Continuing in Office
     John P. Laborde                Director Continuing in Office
     Paul W. Murrill                Nominee
     William C. O'Malley            Director Continuing in Office
     Lester Pollack                 Nominee
     J. Hugh Roff, Jr.              Nominee
     Donald G. Russell              Nominee

C. The company's Stockholders voted as follows with respect to the proposals presented at the meeting:

     1. Paul W. Murrill was elected director with 51,764,307 votes cast for and 478,216 votes withheld.

     2. Lester Pollack was elected director with 51,806,911 votes cast for and 435,612 votes withheld.

     3. J. Hugh Roff, Jr. was elected director with 51,785,859 votes cast for and 456,664 votes withheld.

     4. Donald G. Russell was elected director with 51,739,839 votes cast for and 502,584 votes withheld.

     5. The selection of Ernst & Young LLP as the company's independent auditors for the fiscal year ending March 31, 1999 was ratified with 52,087,042 votes cast for, 68,617 votes against and 86,864 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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



                              TIDEWATER INC.
                              -------------------------------------------------
                              (Registrant)



Date:  October 22, 1998                    /s/ William C. O'Malley
                              -------------------------------------------------
                              William C. O'Malley
                              Chairman of the Board, President and
                              Chief Executive Officer



Date:  October 22, 1998                    /s/ Ken C. Tamblyn
                              -------------------------------------------------
                              Ken C. Tamblyn
                              Executive Vice President and
                              Chief Financial Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number
------

15   Letter re Unaudited Interim Financial Information

27   Financial Data Schedule