Form 10-Q
period 1998-12-31
TIDEWATER INC
filed 1999-01-20
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended December 31, 1998

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

                                   to
-----------------------------------  -----------------------------------------

                         Commission file number 1-6311

                                TIDEWATER INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                   72-0487776
       -------------                           -------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)

       1440 Canal Street, Suite 2100, New Orleans, Louisiana    70112
     -------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (504) 568-1010
                                                       ------------------

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

                             YES  [X]       NO  [ ]

55,557,189 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 19, 1999. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
----------------------------------------------------------------------------------------
                                                                December 31,   March 31,
ASSETS                                                                  1998        1998
----------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                        $   23,611      24,977
 Trade and other receivables                                         213,836     258,517
 Marine operating supplies                                            29,450      31,498
 Other current assets                                                  3,763       4,122
----------------------------------------------------------------------------------------
   Total current assets                                              270,660     319,114
----------------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                             16,633      21,825
Properties and equipment:
 Vessels and related equipment                                     1,533,569   1,534,948
 Other properties and equipment                                       40,645      33,887
----------------------------------------------------------------------------------------
                                                                   1,574,214   1,568,835
 Less accumulated depreciation                                       906,810     863,209
----------------------------------------------------------------------------------------
   Net properties and equipment                                      667,404     705,626
----------------------------------------------------------------------------------------
Goodwill, net                                                        349,468     356,394
Other assets                                                         115,099      89,880
----------------------------------------------------------------------------------------
                                                                  $1,419,264   1,492,839
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------
Current liabilities:
 Current maturities of long-term debt                                  3,294       6,466
 Accounts payable and accrued expenses                                96,025     105,914
 Accrued property and liability losses                                 1,393      12,156
 Income taxes                                                          6,569      79,671
----------------------------------------------------------------------------------------
   Total current liabilities                                         107,281     204,207
----------------------------------------------------------------------------------------
Long-term debt                                                           ---      25,000
Deferred income taxes                                                163,222     158,540
Accrued property and liability losses                                 71,396      57,289
Other liabilities and deferred credits                                53,358      49,027
Stockholders' equity:
 Common stock of $.10 par value, 125,000,000 shares
   authorized, issued 55,559,523 shares at
   December and 59,482,769 shares at March                             5,556       5,948
 Additional paid-in capital                                          186,874     295,153
 Retained earnings                                                   845,634     712,463
----------------------------------------------------------------------------------------
                                                                   1,038,064   1,013,564
 Less:
 Deferred compensation - restricted stock                              3,475       4,206
 Accumulated other comprehensive income                               10,582      10,582
----------------------------------------------------------------------------------------
   Total stockholders' equity                                      1,024,007     998,776
----------------------------------------------------------------------------------------
                                                                  $1,419,264   1,492,839
========================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
------------------------------------------------------------------------------------------------------------------
                                                                    Quarter Ended              Nine Months Ended
                                                                     December 31,                 December 31,
                                                                ---------------------        ---------------------
                                                                  1998          1997            1998          1997
------------------------------------------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                           $   217,393       264,134         727,938       735,575
 Other marine revenues                                          15,591        16,563          44,158        45,975
------------------------------------------------------------------------------------------------------------------
                                                               232,984       280,697         772,096       781,550
------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Vessel operating costs                                        123,598       122,858         383,559       353,311
 Costs of other marine revenues                                 12,023        13,104          34,350        36,556
 Depreciation and amortization                                  23,635        24,481          71,434        67,109
 General and administrative                                     20,019        19,075          57,211        54,021
------------------------------------------------------------------------------------------------------------------
                                                               179,275       179,518         546,554       510,997
------------------------------------------------------------------------------------------------------------------
                                                                53,709       101,179         225,542       270,553
Other income (expenses):
 Foreign exchange gain (loss)                                     (141)         (153)            228          (242)
 Gain on sales of assets                                         5,108        10,015           7,748        16,173
 Equity in net earnings of unconsolidated companies              1,748         1,226           5,277         4,048
 Minority interests                                               (268)         (425)         (1,236)         (686)
 Interest and miscellaneous income                                 691         1,093           2,718         3,270
 Other income (expense)                                            ---         1,153             ---        (6,847)
 Interest and other debt costs                                    (575)       (7,900)         (2,050)      (21,095)
------------------------------------------------------------------------------------------------------------------
                                                                 6,563         5,009          12,685        (5,379)
------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before
 income taxes                                                   60,272       106,188         238,227       265,174
Income taxes                                                    20,492        35,890          78,997        85,687
------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                             39,780        70,298         159,230       179,487
Earnings from discontinued operations                              ---         3,661             ---         9,562
------------------------------------------------------------------------------------------------------------------
Net earnings                                               $    39,780        73,959         159,230       189,049
==================================================================================================================

Earnings per common share:
--------------------------
 Earnings from continuing operations                       $       .71          1.15            2.76          2.96
 Earnings from discontinued operations                             ---           .06             ---           .15
------------------------------------------------------------------------------------------------------------------
 Earnings per common share                                 $       .71          1.21            2.76          3.11
==================================================================================================================

Diluted earnings per common share:
----------------------------------
 Earnings from continuing operations                       $       .71          1.15            2.75          2.95
 Earnings from discontinued operations                             ---           .06             ---           .15
------------------------------------------------------------------------------------------------------------------
 Diluted earnings per common share                         $       .71          1.21            2.75          3.10
==================================================================================================================

Weighted average common shares outstanding                  56,200,393    60,873,807      57,748,891    60,566,536
Incremental common shares from stock options                    46,233       388,353          94,008       389,162
------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                     56,246,626    61,262,160      57,842,899    60,955,698
==================================================================================================================

Cash dividends declared per common share                   $       .15           .15             .45           .45
==================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------------------------------
                                                               Quarter Ended          Nine Months Ended
                                                                December 31,             December 31,
                                                            --------------------    --------------------
                                                                1998        1997        1998        1997
--------------------------------------------------------------------------------------------------------
Net cash provided by continuing operations                  $ 71,234      84,557     250,629     237,969
Net cash (used in) provided by discontinued
 operations                                                     (236)     12,803     (68,347)     33,765
--------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                 70,998      97,360     182,282     271,734
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of assets                                11,268      18,243      17,603      36,589
 Additions to properties and equipment                       (21,581)    (17,875)    (38,399)    (70,544)
 Acquisitions, net of cash acquired                              ---         ---         ---    (552,757)
 Investment in joint venture                                     ---      (1,409)        ---      (1,409)
 Change in other assets                                          135         339         195      (3,876)
--------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                     (10,178)       (702)    (20,601)   (591,997)
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Principal payments on long-term debt                        (25,000)    (95,243)   (108,172)   (178,092)
 Credit facility borrowings                                      ---         ---      80,000     505,000
 Proceeds from issuance of common stock                           59       2,511         496       7,310
 Common stock purchased                                      (36,364)        ---    (109,312)        ---
 Dividends paid                                               (8,436)     (9,133)    (26,059)    (27,249)
--------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing
   activities                                                (69,741)   (101,865)   (163,047)    306,969
--------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                       (8,921)     (5,207)     (1,366)    (13,294)
Cash and cash equivalents at beginning of period              32,532      33,079      24,977      41,166
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 23,611      27,872      23,611      27,872
========================================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                 $    673       9,765       2,026      18,924
   Income taxes                                             $ 22,368      25,871     148,492      67,642
========================================================================================================
Supplemental noncash investing activity:
 Acquisitions:
   Fair value of assets acquired                            $    ---         ---         ---     695,701
   Fair value of liabilities assumed                             ---         ---         ---    (142,944)
--------------------------------------------------------------------------------------------------------
   Net cash payment                                         $    ---         ---         ---     552,757
========================================================================================================

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

(2)  COMPREHENSIVE INCOME

Effective April 1, 1998 the company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investment by owners or distribution to owners. A reconciliation of net earnings to comprehensive income for the quarters ended December 31 and for the nine-month periods ended December 31, 1998 and 1997 are as follows:

                                                        Quarter Ended     Nine Months Ended
                                                         December 31,        December 31,
                                                       ----------------   ------------------
(In thousands)                                          1998      1997     1998       1997
--------------------------------------------------------------------------------------------
Net earnings                                           $39,780   73,959   159,230   189,049
Change in cumulative foreign currency translation
 adjustment                                                ---      ---       ---       (94)
-------------------------------------------------------------------------------------------

Comprehensive income                                   $39,780   73,959   159,230   188,955
===========================================================================================

(3)  INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 34% for the quarter and nine-month period ended December 31, 1998, excluding a $2 million (or $.03 per share) second quarter reduction in deferred taxes resulting from the lowering of United Kingdom corporate income tax rates which had the effect of reducing the effective tax rate for the nine-month period ended December 31, 1998 to 33.2%. The effective tax rate was 33.8% for the quarter and nine-month period ended December 31, 1997, excluding a $4 million (or $.07 per share) second quarter reduction in deferred taxes resulting from the lowering of United Kingdom corporate income tax rates which had the effect of reducing the effective tax rate for the nine-month period ended December 31, 1997 to 32.3%.

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

The results of O.I.L.'s operations have been consolidated with the company's effective May 16, 1997. Pro forma combined results of continuing operations of the company and of O.I.L. including appropriate purchase accounting adjustments for the nine-month period ended December 31, 1997 as though the acquisition had taken place on April 1, 1997 were not significantly different than actual results.

(5)  BUSINESS DISPOSITION

On February 20, 1998 the company completed the all cash sale of its compression division for approximately $348 million. The discontinued compression division's operating results for the three-month and nine-month periods ended December 31, 1997 were as follows:

                                           Three Months Ended   Nine Months Ended
(In thousands)                             December 31, 1997    December 31, 1997
----------------------------------------   ------------------   -----------------
Revenues                                              $26,664              80,383
Operating costs                                        12,338              39,412
Depreciation and amortization                           6,574              19,657
General and administrative                              2,330               7,281
---------------------------------------------------------------------------------
                                                        5,422              14,033
Other income                                              449               1,170
---------------------------------------------------------------------------------
Earnings before income taxes                            5,871              15,203
Income taxes                                            2,210               5,641
---------------------------------------------------------------------------------
Earnings from discontinued operations                 $ 3,661               9,562
=================================================================================

(6)  YEAR 2000

Disclosure concerning year 2000 (Y2K) issues facing the company is included as part of management's discussion and analysis at page 14 of this report.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. as of December 31, 1998, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
January 18, 1999

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

The company's vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total 696 vessels owned or operated by the company during the quarter ended December 31, 1998, approximately 376 were registered under flags other than the United States and 320 were registered under the U.S. flag.

The following table compares revenues and operating expenses (excluding general and administrative expense and depreciation expense) for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1998. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company's shipyards, brokered vessels and other miscellaneous marine-related businesses.

                                                                              Quarter
                                       Quarter Ended      Nine Months Ended    Ended
                                        December 31,        December 31,      Sept 30,
                                     ------------------   -----------------   --------
(In thousands)                         1998      1997      1998      1997       1998
--------------------------------------------------------------------------------------
Revenues:
 Vessel revenues:
   United States                     $ 61,440   122,453   252,530   344,257     81,081
   International                      155,953   141,681   475,408   391,318    161,831
--------------------------------------------------------------------------------------
                                      217,393   264,134   727,938   735,575    242,912
 Other marine revenues                 15,591    16,563    44,158    45,975     11,323
--------------------------------------------------------------------------------------
                                     $232,984   280,697   772,096   781,550    254,235
======================================================================================
Operating costs:
 Vessel operating costs:
   Crew costs                        $ 67,594    63,807   201,932   178,365     66,409
   Repair and maintenance              30,339    33,056   106,338   102,249     32,873
   Insurance                            6,478     8,321    18,538    23,313      6,227
   Fuel, lube and supplies              8,974     8,765    27,868    25,336      8,897
   Other                               10,213     8,909    28,883    24,048      9,486
--------------------------------------------------------------------------------------
                                      123,598   122,858   383,559   353,311    123,892
 Costs of other marine revenues        12,023    13,104    34,350    36,556      8,670
--------------------------------------------------------------------------------------
                                     $135,621   135,962   417,909   389,867    132,562
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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $12.1 million of revenue as of December 31, 1998 of which approximately $6.7 million was deferred in the quarter ended December 31, 1998. The company will recognize the amounts as revenue upon collection.

Marine operating profit and other components of earnings from continuing operations before income taxes for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1998 consist of the following:

                                                                                       Quarter
                                             Quarter Ended       Nine Months Ended      Ended
                                             December 31,          December 31,       Sept 30,
                                          -------------------   -------------------   ---------
(In thousands)                              1998       1997       1998       1997       1998
-----------------------------------------------------------------------------------------------
Vessel activity:
----------------
 United States                            $13,043     62,249     95,411    166,222      28,881
 International                             41,270     40,110    132,188    107,537      51,866
----------------------------------------------------------------------------------------------
                                           54,313    102,359    227,599    273,759      80,747
Gain on sales of assets                     5,108     10,015      7,748     16,173         987
Other marine services                       3,346      3,264      9,205      8,862       2,467
----------------------------------------------------------------------------------------------
Operating profit                           62,767    115,638    244,552    298,794      84,201
----------------------------------------------------------------------------------------------
Equity in net earnings of
 unconsolidated companies                   1,748      1,226      5,277      4,048       1,767
Interest and other debt costs                (575)    (7,900)    (2,050)   (21,095)     (1,015)
Corporate general and administrative       (3,685)    (4,053)   (10,192)   (10,534)     (3,129)
Other income (expenses)                        17      1,277        640     (6,039)        296
----------------------------------------------------------------------------------------------
Earnings from continuing operations
 before income taxes                      $60,272    106,188    238,227    265,174      82,120
==============================================================================================

Current quarter operating profit decreased significantly from the comparative amount in fiscal 1998 due to a decline in utilization and average day rates for U.S.-based vessels coupled with a decrease in the number of U.S.-based vessels. These decreases were somewhat offset by an increase in average day rates for international-based vessels. The number of U.S.-based vessels decreased primarily because of vessels being withdrawn from active service along with some movement of vessels to international locations. The prolonged drop in oil price over the past 15 months has resulted in cutbacks in drilling programs, the effects from which have been felt thus far primarily in the U.S. Gulf of Mexico market. As the duration of vessel contracts in the Gulf of Mexico normally range from one to three months, the effects of any change in drilling programs are seen quickly. U.S.-based vessel operating profit for the current quarter decreased approximately 79% from the comparative quarter in fiscal 1998 as these cutbacks have reduced vessel demand resulting in lower vessel utilization and lower average day rates. This softening in domestic activity is likely to continue for some time with the decline in the number of working drilling rigs. In addition the expected delivery of a number of newly-constructed supply vessels to various industry competitors may create even further imbalance in the Gulf of Mexico supply vessel market thereby putting additional downward pressure on vessel utilization and day rates. Better market conditions in certain international locations resulted in higher average day rates for international-based vessels for the current quarter as compared to the year earlier quarter.

Interest and other debt costs were higher for the quarter and nine-months ended December 31, 1997 as compared to these same periods ended December 31, 1998 due to debt incurred related to the O.I.L. acquisition on May 16, 1997. By March 31, 1998 all debt borrowed for the O.I.L. acquisition had been repaid.

Operating profit for the current nine-months ended decreased from the respective period in fiscal 1998 due to a decline in utilization and average day rates for U.S.-based vessels and higher operating costs offset by an increase in average day rates for international-based vessels. Utilization and average day rates for U.S.-based vessels declined for the current nine-month period as the result of cutbacks in drilling programs discussed previously consequently decreasing U.S.- based vessel operating profit by approximately 43%. Higher operating costs resulted principally from the expansion of the fleet through the O.I.L. acquisition effective May 16, 1997 and costs associated with recruiting, training and retaining vessel personnel. The international-based vessel operating profit increased by approximately 23% for the current nine months verses this same period in fiscal 1998 as the result of stronger vessel demand in certain international locations where average day rates improved. Vessels were relocated from the U.S. to these international locations during the current nine-months ended in order to meet the demand.

During the nine-months ended December 31,1997 the company provided $8 million for the possible adverse outcome relating to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. During the fourth quarter of fiscal 1998 the company entered into an agreement to settle a majority of these claims.

Current quarter operating profit decreased from the preceding quarter due primarily to the continued decline in U.S.-based average day rates. Operating profit for U.S.-based vessels for the quarter ended December 31, 1998 was approximately 55% less than the preceding quarter as the softening in Gulf of Mexico vessel demand resulted in lower average day rates and slightly lower vessel utilization. However, a lesser number of drydockings reduced U.S. operating costs.

Current quarter international-based vessel operating profit decreased approximately 20% from the preceding quarter as a result of a slight decrease in utilization and average day rates along with increased operating costs. The duration of vessel contracts in most international markets is considerably longer than in the U.S. market. As such, the decline in oil price has not had the immediate impact on the company's international activity that it has had on the domestic activity. However, as oil prices have remained at a low level for the past 15 months, international activity is starting to show signs of weakening and could be further adversely affected if oil prices continue to be depressed. An increased level of drydocking costs and higher costs associated with attracting, training and retaining qualified personnel accounted for most of the increased operating costs for international-based vessels.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy exploration and production companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following two tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1998:

                                                                             Quarter
                                  Quarter Ended       Nine Months Ended       Ended
                                   December 31,          December 31,        Sept 30,
                                 ---------------   -----------------------   --------
                                  1998     1997        1998         1997      1998
                                 -------   -----   ------------   --------   --------
UTILIZATION:
------------
  Domestic-based fleet
  --------------------
   Towing-supply/supply            74.1%    91.8           77.6       91.3      73.2
   Crew/utility                    79.8     92.1           85.2       90.7      86.5
   Offshore tugs                   50.7     61.8           56.0       63.1      55.8
   Other                           49.7     53.3           47.9       57.8      48.2
   Total                           69.6%    85.0           73.6       84.8      71.0
  International-based fleet
  -------------------------
   Towing-supply/supply            81.0%    88.9           83.7       88.7      84.0
   Crew/utility                    89.3     80.7           85.9       81.3      88.0
   Offshore tugs                   74.9     79.7           74.2       81.0      71.7
   Safety/standby                  78.6     65.6           81.3       71.3      84.6
   Other                           69.2     67.2           68.9       76.4      69.8
   Total                           80.2%    82.9           81.4       84.2      81.8
  Worldwide fleet
  ---------------
   Towing-supply/supply            78.4%    90.1           81.4       89.8      80.0
   Crew/utility                    85.9     85.4           85.7       85.2      87.5
   Offshore tugs                   64.8     71.9           66.5       73.4      65.2
   Safety/standby                  78.6     65.6           81.3       71.3      84.6
   Other                           64.6     63.9           63.9       72.0      64.4
   Total                           76.5%    83.7           78.6       84.4      78.0
====================================================================================
AVERAGE VESSEL DAY RATES:
-------------------------
  Domestic-based fleet
  --------------------
   Towing-supply/supply          $4,545    7,853          6,284      7,463     6,331
   Crew/utility                   2,021    2,216          2,150      2,112     2,121
   Offshore tugs                  7,643    6,617          7,614      6,540     7,543
   Other                          2,073    3,167          2,835      2,833     3,053
   Total                         $4,450    6,569          5,646      6,255     5,631
  International-based fleet
  -------------------------
   Towing-supply/supply          $6,562    5,655          6,576      5,328     6,643
   Crew/utility                   2,428    2,213          2,426      2,134     2,406
   Offshore tugs                  4,303    3,752          4,240      3,549     4,141
   Safety/standby                 6,201    6,087          6,366      6,077     6,351
   Other                            891      953            877        916       918
   Total                         $5,225    4,653          5,285      4,345     5,320
  Worldwide fleet
  ---------------
   Towing-supply/supply          $5,860    6,539          6,472      6,202     6,536
   Crew/utility                   2,293    2,215          2,323      2,124     2,303
   Offshore tugs                  5,396    4,832          5,434      4,647     5,341
   Safety/standby                 6,201    6,087          6,366      6,077     6,351
   Other                          1,104    1,387          1,222      1,274     1,317
   Total                         $4,980    5,380          5,405      5,070     5,420
====================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1998:

                                            Quarter Ended   Nine Months Ended   Quarter
                                            December 31,      December 31,       Ended
                                            -------------   -----------------   Sept 30,
                                            1998    1997     1998      1997       1998
                                            -----   -----   -------   -------   --------
Domestic-based fleet:
---------------------
  Towing-supply/supply                        136     148       139       146        139
  Crew/utility                                 31      39        33        39         33
  Offshore tugs                                38      41        39        40         38
  Other                                        10      11        10        11         10
----------------------------------------------------------------------------------------
  Total                                       215     239       221       236        220
----------------------------------------------------------------------------------------
International-based fleet:
--------------------------
  Towing-supply/supply                        233     227       232       216        234
  Crew/utility                                 56      55        55        54         56
  Offshore tugs                                54      53        54        54         54
  Safety/standby                               29      31        29        29         29
  Other                                        33      33        33        36         31
----------------------------------------------------------------------------------------
  Total                                       405     399       403       389        404
----------------------------------------------------------------------------------------
Owned or chartered vessels included in
  marine revenues                             620     638       624       625        624
Vessels withdrawn from active service          27      17        26        14         25
Joint-venture and other                        49      55        49        58         49
----------------------------------------------------------------------------------------
Total                                         696     710       699       697        698
========================================================================================

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1998:

                            Quarter Ended     Nine Months Ended   Quarter
                             December 31,       December 31,       Ended
                           ----------------   -----------------   Sept 30,
(In thousands)              1998      1997     1998      1997       1998
--------------------------------------------------------------------------
Personnel                  $11,916   11,697    34,151    32,773     11,110
Office and property          3,196    3,520     9,832     9,897      3,327
Sales and marketing          1,430    1,277     4,110     3,819      1,209
Professional services        1,346    1,231     4,054     3,796      1,083
Other                        2,131    1,350     5,064     3,736      1,722
--------------------------------------------------------------------------
                           $20,019   19,075    57,211    54,021     18,451
==========================================================================

Increase in general and administrative expenses for the current nine-month period above the same period in fiscal 1998 is primarily the result of the O.I.L. acquisition effective May 16, 1997.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy financing requirements. At December 31, 1998, all of the company's $200 million revolving line of credit was available to satisfy financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Excluding the O.I.L. acquisition included in the nine-months ended December 31, 1997, investing activities for the nine-month period ended December 31, 1998 consumed less cash as compared to the same period ended December 31, 1997 as a result of smaller cash outlays for vessel modifications and capitalized repairs.

Financing activities for the nine months ended December 31, 1998 used $163 million of cash which included a $105 million prepayment on the credit facility which reduced the outstanding debt balance to zero and quarterly cash dividends of $.15 per share. In addition $80 million was borrowed primarily for income tax payments of approximately $68 million relating to the sale of the compression division. The company purchased 1,500,000 shares of common stock during the current quarter at an average cost per share of $24.24. For the nine months ended December 31, 1998, 3,950,000 shares of common stock have been purchased at an aggregate cost of $109.3 million.

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

YEAR 2000 UPDATE

The Year 2000 (Y2K) issue is the result of computer programs written using two digits rather than four to define the applicable year. In response to the Y2K issue, the company began a program in fiscal 1997 designed to identify, assess and address significant Y2K issues in its information technology (IT) systems and non-IT systems. As of December 31, 1998 the company believes that it is on schedule to successfully implement any required systems and equipment modifications that might be necessary to make the company's critical systems Y2K compliant before December 31, 1999.

The company's critical IT systems are comprised primarily of the company's mainframe computer and the software programs used on the mainframe, including general ledger accounting and financial reporting software programs and related application modules, personnel and payroll systems, and an insurance claims and accounting system. The assessment of the company's IT systems found that some of the IT systems were not Y2K compliant. Approximately 85% of the changes necessary to make these systems Y2K compliant have been completed, with the remaining changes expected to be completed by mid-1999. Because many of the company's computer systems have been upgraded or replaced in recent years as part of the company's ongoing upgrade program, Y2K compliance costs have been insignificant to date (believed to be less than $100,000). Remaining compliance costs related to the IT systems are also expected to be insignificant (probably less than $100,000) because the company will continue to utilize existing personnel resources to assist in the implementation of its Y2K compliance initiative.

Non-IT systems are comprised primarily of computer-controlled equipment and electronic devices, including equipment with embedded microprocessors that are used to operate equipment on the company's vessels. Telephone systems and other office-based electronic equipment systems are also being considered in the assessment of non-IT systems. The company has substantially completed the process of identifying the components that are likely to have a Y2K problem and is in the process of communicating with the appropriate vendors to assess what, if any, changes are necessary to make the component Y2K compliant. The company believes that this assessment will be completed well in advance of December 31, 1999 and does not expect the costs of any required modifications or upgrades to be material with respect to the company's results of operations and financial position.

The company has contacted its key vendors and financial services providers to assess their progress with their own Y2K issues and to anticipate potential risks associated with those third parties. Although there is currently no indication that these parties will not achieve their Y2K compliance plans, there can be no guarantee that the systems of other companies with whom the company transacts business will be timely converted. Additionally, there can be no guarantee that the company will not experience Y2K problems. Despite efforts to address all significant Y2K issues in advance, the company could potentially experience disruptions to some aspects of its activities or operations, including, but not limited to, delays in payments to the company from customers or payments by the company to suppliers and disruptions in shipments of equipment and supplies required to operate the company's vessels.

Based upon the company's current assessment of its IT systems and non-IT systems and based upon communications to date with vendors, the company has not determined a need to develop a contingency plan for Y2K issues. The company will continue to monitor its decision on contingency planning and such a plan will be developed if and when it is considered necessary to do so.

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



                              TIDEWATER INC.
                              --------------
                              (Registrant)



Date:  January 19, 1999       /s/ William C. O'Malley
                              -----------------------
                              William C. O'Malley
                              Chairman of the Board, President and
                              Chief Executive Officer



Date:  January 19, 1999       /s/ Ken C. Tamblyn
                              ------------------
                              Ken C. Tamblyn
                              Executive Vice President and
                              Chief Financial Officer (Principal Accounting
                                Officer)

                                 EXHIBIT INDEX



Exhibit
Number
------

15      Letter re Unaudited Interim Financial Information

27      Financial Data Schedule