Form 10-K405
period 1999-03-31
TIDEWATER INC
filed 1999-04-29
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Fiscal Year Ended March 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From ____________________ to ____________________.

                         Commission file number 1-6311


                                TIDEWATER INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


                    Delaware                           72-0487776
         -------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


         601 Poydras Street, New Orleans, Louisiana           70130
         -------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

      Registrant's Telephone Number, including area code  (504) 568-1010
      ------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------
Common Stock, par value $0.10    New York Stock Exchange, Pacific Stock Exchange
Preferred Stock Purchase Rights  New York Stock Exchange, Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes [X]      No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of April 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,444,000,000. Excluded from the calculation of market value are 4,985,860 shares held by the Registrant's grantor stock ownership trust.

    55,580,997 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 22, 1999. Excluded from the calculation of shares outstanding at April 22, 1999 are 4,985,860 shares held by the Registrant's grantor stock ownership trust. Registrant has no other class of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for Registrant's 1999 Annual Meeting of Stockholders are incorporated into Part III of this report.


                               TABLE OF CONTENTS

                                    Part I
                                                                            Page
Item                                                                      Number
----                                                                      ------

1 & 2.   Business and Properties.............................................  3
3.       Legal Proceedings...................................................  6
4.       Submission of Matters to a Vote of Security Holders.................  6
4A.      Executive Officers of the Registrant................................  7

                                    PART II

5.       Market for the Registrant's Common Stock and Related
           Stockholder Matters...............................................  7
6.       Selected Financial Data.............................................  8
7.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  9
7A.      Quantitative and Qualitative Disclosures About Market Risk.......... 17
8.       Financial Statements and Supplementary Data......................... 17
9.       Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................... 17

                                   PART III

10.      Directors and Executive Officers of the Registrant.................. 18
11.      Executive Compensation.............................................. 18
12.      Security Ownership of Certain Beneficial Owners and Management...... 18
13.      Certain Relationships and Related Transactions...................... 18

                                    PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 18

                                    PART I

ITEMS 1 and 2.  BUSINESS AND PROPERTIES

GENERAL

    Tidewater Inc. (the "company") was incorporated in Delaware in 1956. The company's principal executive offices are located at 601 Poydras Street, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. Unless otherwise required by the context, the term "company" as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

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

    On May 16, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.). The total cost of the acquisition of $626 million, which includes $65.6 million of deferred income tax liability, was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several offshore oil and gas exploration areas outside of the United States. On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia. Approximate cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Please refer to Note 3 of Notes to Consolidated Financial Statements for further discussion of the purchases of O.I.L. Ltd. and the Australian equity interest.

FORWARD LOOKING INFORMATION

    In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements set forth in Items 1 and 7 and elsewhere in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency controls; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-K. Readers should consider all of these risk factors, as well as other information contained in this report.

MARINE OPERATIONS

    The company is the world's largest provider of offshore supply vessels and marine support services serving the energy industry. With a fleet of approximately 685 vessels, the company operates, and has a leading market share, in most of the world's significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor-handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; and supporting pipelaying and other offshore construction activities.

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

                                       (in thousands)
--------------------------------------------------------------
                                 1999        1998       1997
--------------------------------------------------------------
Revenues:
 Vessel operations:
  United States               $  296,161     463,914   338,823
  International                  614,887     537,737   322,401
 Other marine operations          57,944      58,510    29,202
--------------------------------------------------------------
                              $  968,992   1,060,161   690,426
==============================================================
Operating profit:
 Vessel operations:
  United States               $   96,376     225,599   120,275
  International                  171,213     141,133    82,591
 Other marine operations          12,526      10,663     4,186
 Gain on sales of assets           2,949      16,592     5,352
--------------------------------------------------------------
                              $  283,064     393,987   212,404
==============================================================
Identifiable assets:
 United States                $  315,509     380,043   376,380
 International                   990,062   1,064,681   354,561
--------------------------------------------------------------
  Total marine assets         $1,305,571   1,444,724   730,941
==============================================================

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

    Contributions of Main Classes of Vessels. Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

                            Year Ended March 31,
------------------------------------------------
                           1999     1998    1997
                           ----     ----    ----
Towing-supply/Supply...    73.3%    75.7%   70.2%
Offshore Tugs..........    12.7%    11.9%   15.3%
Crew/Utility...........     6.9%     6.3%    6.5%
Safety/Standby.........     5.7%     4.6%    5.3%
Other..................     1.4%     1.5%    2.7%
------------------------------------------------

    Shipyards. Quality Shipyards, Inc., a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. Approximately 48% of the shipyards' business for the year ended March 31, 1999 related to repairs and modifications of the company's vessels.

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

    Industry Conditions, Competition and Customers. The company's operations are materially dependent upon the levels of activity in offshore oil and natural gas exploration, development and production throughout the world. Such activity levels are affected both by short-term and long-term trends in world oil and natural gas prices. Fiscal year 1999 company activity has been significantly affected by the downturn in activity and spending in the oil industry resulting from the drop in the price of oil which began in the Fall of 1997. A discussion of current market conditions appears under "Business Overview" in Item 7 of this report.

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

    Although one customer accounted for 8% and the five largest customers accounted for approximately 24% of its revenues during the year ended March 31, 1999, the company does not consider its operations dependent on any single customer.

    Government Regulations. The company's vessels are subject to various statutes and regulations governing their operation and maintenance.

    Under the Merchant Marine Act of 1936 and the Shipping Act, 1916, the company would lose the privilege of engaging in U.S. coastwise trade if more than 25% of the company's outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of its common stock. In addition, the company's charter permits the company certain remedies with respect to any transfer or purported transfer of shares of the company's common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 3.9% of the company's outstanding common stock was owned by non-U.S. citizens as of March 31, 1999.

    The company's vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total 685 vessels owned or operated by the company at March 31, 1999, 379 were registered under flags other than the United States and 306 were registered under the U.S. flag.

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

ENVIRONMENTAL COMPLIANCE

    Compliance with existing governmental regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material adverse effect on the company.

EMPLOYEES

    As of March 31, 1999, the company had approximately 8,100 employees. The company considers relations with employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

           Name                 Age               Position
           ----                 ---               --------

    William C. O'Malley.......   62   Chairman, President and Chief Executive
                                      Officer since October, 1994. Chairman of the Board from 1987 to 1994 and Chief
                                      Executive Officer from 1990 to 1994 of
                                      Sonat Offshore Drilling, Inc. Employed
                                      1994.

    Richard M. Currence.......   60   Executive Vice President since 1992.

    Ken C. Tamblyn............   55   Executive Vice President since 1992.

    Cliffe F. Laborde.........   47   Senior Vice President and General Counsel
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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

    The company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 1999, there were approximately 2,356 record holders of the company's common stock, based upon the record holder list maintained by the company's stock transfer agent. The following table sets forth the high and low closing sale prices of the company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

--------------------------------------------------------
Fiscal Year      Quarter     High       Low     Dividend
--------------------------------------------------------
1999             First      $44.375   $31.875       $.15
                 Second      33.813    20.750        .15
                 Third       30.188    17.563        .15
                 Fourth      26.563    18.688        .15

1998             First      $48.875   $35.875       $.15
                 Second      60.250    44.000        .15
                 Third       70.500    47.250        .15
                 Fourth      55.188    40.000        .15
--------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31
(in thousands, except ratio and per share amounts)
                                                            1999       1998(2)        1997(2)      1996       1995
--------------------------------------------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                        $  911,048   1,001,651        661,224      506,180   469,751
 Other marine revenues                                      57,944      58,510         29,202       26,022    31,367
--------------------------------------------------------------------------------------------------------------------
                                                        $  968,992   1,060,161        690,426      532,202   501,118
====================================================================================================================

Earnings from continuing operations                     $  210,719     243,038        138,235       69,503    44,868
Earnings from discontinued operations                          ---      10,723          7,776        6,674     6,319
Gain on sale of discontinued operations                        ---      61,738            ---          ---       ---
--------------------------------------------------------------------------------------------------------------------
 Net earnings                                           $  210,719     315,499        146,011       76,177    51,187
====================================================================================================================

Per common share(1):
 Earnings from continuing operations                    $     3.68        3.99           2.23         1.12       .73
 Earnings from discontinued operations                         ---         .18            .12          .11       .10
 Gain on sale of discontinued operations                       ---        1.01            ---          ---       ---
--------------------------------------------------------------------------------------------------------------------
 Net earnings                                           $     3.68        5.18           2.35         1.23       .83
====================================================================================================================
Total assets                                            $1,394,458   1,492,839      1,061,280      974,410   926,276
====================================================================================================================
Long-term debt                                          $      ---      25,000            ---          ---    20,802
====================================================================================================================
Working capital                                         $  198,532     114,907        159,607      106,904   107,849
====================================================================================================================
Current ratio                                                 3.41        1.56           2.77         2.31      2.20
====================================================================================================================
Cash dividends declared per common share                $      .60         .60           .575         .475       .40
====================================================================================================================

(1) All per share amounts were computed on a diluted basis.
(2) See Notes 2 and 3 of Notes to Consolidated Financial Statements for information regarding business dispositions and business combinations during fiscal years 1998 and 1997.

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

BUSINESS OVERVIEW

    During the quarter ended June 30, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.). The total cost of the acquisition of $626 million, which includes $65.6 million of deferred income tax liability, was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several offshore oil and gas exploration areas outside of the United States. Goodwill of approximately $355 million was recorded in the Consolidated Balance Sheet and is being amortized over 40 years.

    To finance the O.I.L. acquisition $500 million of debt was incurred pursuant to a $600 million revolving credit and term loan agreement with several banks and consisted of a $400 million term loan and $100 million borrowed under the $200 million revolving credit facility of the agreement. At March 31, 1998 all debt borrowed to finance the O.I.L. acquisition had been repaid and the $400 million term loan facility canceled.

    On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totaling $14.0 million. The debt was discounted to yield interest at 7% and has been repaid in full as of March 31, 1999. The total estimated cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $12 million was recorded in the Consolidated Balance Sheet and is being amortized over 40 years.

    On February 20, 1998 the company completed the sale of its compression division. In consideration of the sale, the company received cash of approximately $348 million.

    During fiscal 1997 the company purchased for $12.4 million cash the remaining 50.1% equity interest in 22 of 29 safety/standby vessels previously owned and operated by joint-venture companies in the North Sea. The acquisition of these vessels was accounted for using the purchase method.

    The prolonged drop in oil prices over the past year and a half has resulted in cutbacks in drilling programs adversely affecting U.S.-based vessels throughout fiscal year 1999 and has recently begun weakening international activity. Toward the latter part of fiscal 1998 U.S.-based vessel utilization and day rates were the highest in company history led by the towing-supply/supply vessels which were experiencing 90% utilization and average day rates close to $8,000 per day. As fiscal 1999 began, oil prices were falling due primarily to worldwide oil surpluses. Cutbacks in customer drilling programs resulted, quickly affecting the U.S. Gulf of Mexico vessel market as the duration of vessel contracts in this region normally range from one to three months. U.S.-based vessel revenues for the current fiscal year have declined approximately 36% as compared to the prior fiscal year. As of March 31, 1999, the towing-supply/supply vessels operating in the Gulf of Mexico are experiencing approximately 50% utilization and average day rates of approximately $3,100 per day. This softening in domestic activity is likely to continue for some time with the decline in the number of working drilling rigs. In addition the expected delivery of a number of newly-constructed supply vessels to various industry competitors may create an even further imbalance and/or delay a recovery in the Gulf of Mexico supply vessel market thereby putting continued downward pressure on vessel utilization and day rates.

    International activity was not affected as dramatically during fiscal year 1999 due primarily to the long-term nature of international vessel contracts. Utilization and day rates for international-based vessels at March 31, 1998 averaged approximately 84% and $5,100 per day, respectively. At March 31, 1999 average utilization and day rates for international-based vessels have declined to 77% and $4,800 per day, respectively. International vessel revenues for fiscal 1999 increased 14% over fiscal 1998 due to higher average day rates for fiscal 1999. However, with continued weakness in oil prices, curtailments of customer projects will likely result in lower demand for internationally-based vessels throughout fiscal 2000.

    In response to the industry downturn the following actions have been taken. During the fourth quarter of fiscal 1999, the company began stacking and removing from the active fleet those vessels that cannot find gainful employment. Drydockings associated with the stacked vessels have been deferred. Reductions in crew personnel were made and may continue throughout fiscal year 2000 as necessary.

    Due to the oil industry downturn and having stacked and removed several vessels from the active fleet during the fourth quarter, the company conducted a review of the recoverability of the values of certain vessels. In March 1999, the company recorded a write-down of $7.8 million to reduce the carrying value of certain vessels.

    Earnings from continuing operations fell 22% below the preceding fiscal year's amount after eliminating the effects of unusual items in both fiscal 1999 and fiscal 1998. Fiscal 1999 earnings from continuing operations included the following unusual items: a $5.1 million, or $.09 per common share, after-tax write-down on certain vessels as previously discussed; and a $30 million, or $.52 per common share, reduction in income tax expense. The reduction in income tax expense consisted of a $2 million reduction of deferred income taxes resulting from the lowering of United Kingdom corporate income tax rates and a $28 million realization of foreign tax credits not previously recognized resulting from a tax planning strategy of selling certain vessels from one taxing jurisdiction to another through intercompany sales. The result of such sales was to pay foreign taxes which are fully creditable on a current basis against U.S. income taxes and the release of previously accrued deferred foreign tax credits. Fiscal 1998 earnings from continuing operations included the following unusual items: a $5.3 million, or $.09 per common share, after-tax provision for possible litigation expenses; a $.8 million, or $.01 per common share, after-tax gain from the settlement of obligations resulting from the fiscal 1996 curtailment of the company's pension plan; and a $7.3 million, or $.12 per common share, reduction in income tax expense. The reduction in income tax expense consisted of a $4 million reduction of deferred income taxes resulting from the lowering of United Kingdom corporate income tax rates and a $3.3 million reduction in a previously established liability for contested U.S. income tax issues.

MARINE OPERATIONS

    Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expenses and depreciation expense) for the company's vessel fleet for the years ended March
31. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.

(in thousands)                         1999       1998       1997
-------------------------------------------------------------------
Revenues (A):
 Vessel revenues:
  United States                      $296,161     463,914   338,823
  International                       614,887     537,737   322,401
-------------------------------------------------------------------
                                      911,048   1,001,651   661,224
 Other marine revenues                 57,944      58,510    29,202
-------------------------------------------------------------------
     Total revenues                  $968,992   1,060,161   690,426
===================================================================
Operating costs:
 Vessel operating costs:
  Crew costs                         $262,014     245,515   176,406
  Repair and maintenance              132,109     140,515    96,815
  Insurance                            24,216      31,076    32,817
  Fuel, lube and supplies              35,228      36,133    31,875
  Other                                38,833      32,804    23,582
-------------------------------------------------------------------
                                      492,400     486,043   361,495
 Costs of other marine revenues        44,672      47,065    24,161
-------------------------------------------------------------------
     Total operating costs           $537,072     533,108   385,656
===================================================================

(A) For fiscal 1999, fiscal 1998 and fiscal 1997 one Marine customer accounted for 8%, 11% and 11%, respectively, of revenues.

    Marine operating profit and other components of earnings from continuing operations before income taxes for the years ended March 31 consists of the following:

(In thousands)                           1999        1998          1997
-------------------------------------------------------------------------
Vessel activity:
 United States                         $ 96,376    225,599        120,275
 International                          171,213    141,133         82,591
-------------------------------------------------------------------------
                                        267,589    366,732        202,866
Gain on sales of assets                   2,949     16,592          5,352
Other marine services                    12,526     10,663          4,186
-------------------------------------------------------------------------
Operating profit                        283,064    393,987        212,404
-------------------------------------------------------------------------
Other income                              8,439      7,079          6,705
Other expense                               ---     (6,847)        (2,800)
Corporate expenses                      (12,317)   (13,074)       (11,235)
Interest and other debt costs            (2,445)   (24,677)        (1,000)
-------------------------------------------------------------------------
Earnings from continuing operations
  before income taxes                  $276,741    356,468        204,074
=========================================================================

    Operating profit for fiscal year 1999 decreased as compared with the prior year due to a decline in utilization and average day rates for U.S.-based vessels, a decrease in the number of U.S.-based vessels and lower gains on asset sales. These decreases were somewhat offset by an increase in average day rates for international-based vessels. The number of U.S.-based vessels decreased primarily because of vessels being withdrawn from active service along with some movement of vessels to international locations. Utilization and average day rates for U.S.-based vessels declined for the current fiscal year as the result of reductions in customer drilling programs consequently decreasing U.S.-based vessel operating profit by approximately 57%. Better market conditions in certain international locations throughout most of the current fiscal year resulted in higher average day rates for international-based vessels for the current fiscal year as compared to the preceding fiscal year. While the average day rates for international-based vessels in the current fiscal year have exceeded prior year day rates, utilization and day rates for both the U.S. and international-based fleets have declined steadily throughout fiscal year 1999 as a result of the oil industry downturn. The U.S.-based fleet incurred the most dramatic reduction. Included in gain on sales of assets is a fourth quarter write-down of $7.8 million to reduce the carrying value of certain vessels. The write-down resulted from a review of the recoverability of the values of certain vessels. The review was performed due to industry conditions and having stacked and withdrawn from the active fleet several vessels at March 31, 1999.

    As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $9.7 million of billings as of March 31, 1999, which would otherwise have been recognized as revenue in fiscal 1999. The company will recognize the amounts as revenue when the uncertainty has been reduced.

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

    Fiscal 1998 other expense of $6.8 million consists of an $8 million provision for litigation costs resulting from certain alleged labor-law pay violations in various areas of the world where marine vessel operations are conducted, and a $1.2 million gain from the settlement of obligations resulting from the fiscal 1996 curtailment of the company's pension plan. At March 31, 1999 $7.5 million has been paid in settlements relating to these alleged labor-law pay violations. Other expense of $2.8 million for fiscal 1997 is a charge for possible losses resulting from one of the company's insurers filing for liquidation.

    Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

UTILIZATION:
-----------
1999                            First    Second   Third   Fourth   Year
-----------------------------------------------------------------------
Domestic-based fleet:
   Towing-supply/Supply          85.4%     73.2    74.1     60.1   73.4
   Crew/Utility                  88.8      86.5    79.8     84.1   85.0
   Offshore Tugs                 61.1      55.8    50.7     38.1   51.7
   Other                         45.7      48.2    49.7     35.2   44.8
   Total                         79.9%     71.0    69.6     58.3   70.0
International-based fleet:
   Towing-supply/Supply          86.3%     84.0    81.0     79.2   82.6
   Crew/Utility                  80.2      88.0    89.3     89.6   86.8
   Offshore Tugs                 76.1      71.7    74.9     70.1   73.2
   Safety/Standby                80.7      84.6    78.6     75.2   79.9
   Other                         67.9      69.8    69.2     72.1   69.7
   Total                         82.2%     81.8    80.2     78.5   80.7
Worldwide fleet:
   Towing-supply/Supply          85.9%     80.0    78.4     72.2   79.2
   Crew/Utility                  83.6      87.5    85.9     87.7   86.1
   Offshore Tugs                 69.6      65.2    64.8     56.8   64.2
   Safety/Standby                80.7      84.6    78.6     75.2   79.9
   Other                         62.7      64.4    64.6     63.5   63.8
   Total                         81.4%     78.0    76.5     71.5   76.9
=======================================================================

1998                            First    Second   Third   Fourth   Year
-----------------------------------------------------------------------
Domestic-based fleet:
   Towing-supply/Supply          91.0%     91.1    91.8     91.9   91.5
   Crew/Utility                  90.9      88.9    92.1     90.7   90.7
   Offshore Tugs                 63.1      64.3    61.8     53.1   60.6
   Other                         59.5      60.5    53.3     40.6   54.1
   Total                         84.8%     84.8    85.0     83.0   84.4
International-based fleet:
   Towing-supply/Supply          89.4%     88.0    88.9     88.3   88.6
   Crew/Utility                  82.4      80.9    80.7     90.2   83.4
   Offshore Tugs                 83.1      80.3    79.7     76.6   80.0
   Safety/Standby                78.1      71.3    65.6     70.1   71.0
   Other                         83.0      78.1    67.2     68.2   74.4
   Total                         86.0%     83.9    82.9     83.8   84.1
Worldwide fleet:
   Towing-supply/Supply          90.1%     89.2    90.1     89.7   89.8
   Crew/Utility                  86.1      84.2    85.4     90.4   86.5
   Offshore Tugs                 74.7      73.6    71.9     66.3   71.7
   Safety/Standby                78.1      71.3    65.6     70.1   71.0
   Other                         77.7      73.9    63.9     62.4   69.8
   Total                         85.5%     84.2    83.7     83.5   84.2
=======================================================================

1997                            First    Second   Third   Fourth   Year
-----------------------------------------------------------------------
Domestic-based fleet:
   Towing-supply/Supply          91.3%     90.2    90.0     93.3   91.2
   Crew/Utility                  90.9      94.1    88.6     86.7   90.1
   Offshore Tugs                 62.4      67.0    62.9     63.9   64.1
   Other                         48.8      61.9    50.2     45.1   51.3
   Total                         83.6%     85.1    82.4     84.0   83.7
International-based fleet:
   Towing-supply/Supply          87.5%     88.1    90.9     92.1   89.7
   Crew/Utility                  90.5      85.4    80.9     83.6   84.9
   Offshore Tugs                 75.4      70.3    79.3     85.9   77.6
   Safety/Standby                84.4      78.2    83.9     80.1   80.8
   Other                         76.2      74.4    84.4     82.0   79.0
   Total                         84.0%     82.1    86.4     87.8   85.1
Worldwide fleet:
   Towing-supply/Supply          89.2%     89.1    90.5     92.7   90.4
   Crew/Utility                  90.7      90.1    85.0     85.2   87.7
   Offshore Tugs                 69.7      68.8    71.8     75.9   71.5
   Safety/Standby                84.4      78.2    83.9     80.1   80.8
   Other                         69.7      71.7    75.9     72.1   72.3
   Total                         83.8%     83.3    84.7     86.2   84.5
=======================================================================

AVERAGE DAY RATES:
-----------------
1999                             First    Second   Third   Fourth   Year
------------------------------------------------------------------------
Domestic-based fleet:
   Towing-supply/Supply          $7,709    6,331   4,545    4,043   5,844
   Crew/Utility                   2,280    2,121   2,021    2,014   2,121
   Offshore Tugs                  7,649    7,543   7,643    7,311   7,561
   Other                          3,449    3,053   2,073    2,006   2,674
   Total                         $6,658    5,631   4,450    3,968   5,315
International-based fleet:
   Towing-supply/Supply          $6,523    6,643   6,562    6,229   6,495
   Crew/Utility                   2,447    2,406   2,428    2,399   2,419
   Offshore Tugs                  4,273    4,141   4,303    4,411   4,280
   Safety/standby                 6,541    6,351   6,201    6,014   6,291
   Other                            876      918     891    1,250     973
   Total                         $5,330    5,320   5,225    5,024   5,223
Worldwide fleet:
   Towing-supply/Supply          $6,975    6,536   5,860    5,555   6,269
   Crew/Utility                   2,376    2,303   2,293    2,270   2,311
   Offshore Tugs                  5,558    5,341   5,396    5,218   5,388
   Safety/standby                 6,541    6,351   6,201    6,014   6,291
   Other                          1,313    1,317   1,104    1,347   1,253
   Total                         $5,806    5,420   4,980    4,725   5,253
=========================================================================

1998                              First   Second   Third   Fourth    Year
-------------------------------------------------------------------------
Domestic-based fleet:
   Towing-supply/Supply          $6,986    7,532   7,853    7,877   7,566
   Crew/Utility                   1,976    2,142   2,216    2,219   2,138
   Offshore Tugs                  6,443    6,558   6,617    8,465   6,960
   Other                          2,626    2,757   3,167    3,611   2,959
   Total                         $5,876    6,308   6,569    6,837   6,395
International-based fleet:
   Towing-supply/Supply          $4,806    5,440   5,655    6,069   5,515
   Crew/Utility                   1,982    2,190   2,213    2,375   2,194
   Offshore Tugs                  3,413    3,494   3,752    4,160   3,691
   Safety/Standby                 6,002    6,138   6,087    6,229   6,116
   Other                            873      935     953      938     921
   Total                         $3,909    4,438   4,653    4,976   4,501
Worldwide fleet:
   Towing-supply/Supply          $5,750    6,267   6,539    6,798   6,351
   Crew/Utility                   1,979    2,169   2,215    2,306   2,169
   Offshore Tugs                  4,492    4,621   4,832    5,667   4,878
   Safety/Standby                 6,002    6,138   6,087    6,229   6,116
   Other                          1,173    1,291   1,387    1,299   1,280
   Total                         $4,677    5,127   5,380    5,670   5,216
=========================================================================

1997                              First   Second   Third   Fourth    Year
-------------------------------------------------------------------------
Domestic-based fleet:
   Towing-supply/Supply          $4,278    5,049   5,842    6,382   5,401
   Crew/Utility                   1,424    1,512   1,664    1,800   1,594
   Offshore Tugs                  4,994    5,355   5,651    6,355   5,592
   Other                          3,158    3,050   3,505    3,224   3,231
   Total                         $3,773    4,317   4,948    5,470   4,630
International-based fleet:
   Towing-supply/Supply          $3,695    3,838   3,965    4,116   3,903
   Crew/Utility                   1,728    1,735   1,916    1,958   1,834
   Offshore Tugs                  2,708    2,916   3,290    3,299   3,063
   Safety/Standby                 5,194    4,907   5,290    5,906   5,331
   Other                            719      662     705      812     722
   Total                         $2,939    3,144   3,296    3,475   3,218
Worldwide fleet:
   Towing-supply/Supply          $3,965    4,387   4,833    5,177   4,596
   Crew/Utility                   1,562    1,610   1,776    1,875   1,703
   Offshore Tugs                  3,602    3,971   4,237    4,468   4,079
   Safety/Standby                 5,194    4,907   5,290    5,906   5,331
   Other                          1,123    1,109   1,168    1,213   1,152
   Total                         $3,298    3,639   3,988    4,310   3,814
=========================================================================

    The average age of the company's owned or chartered vessel fleet is approximately 19 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 1999 vessel count:

                                    Actual Vessel                   Average Number
                                      Count at                    of Vessels During
                                      March 31,                  Year Ended March 31,
----------------------------------------------------------------------------------------------
                                        1999               1999          1998           1997
----------------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/supply                  132                137            146            140
  Crew/utility                           27                 32             39             42
  Offshore tugs                          37                 39             40             43
  Other                                  10                 10             10             15
----------------------------------------------------------------------------------------------
    Total                               206                218            235            240
----------------------------------------------------------------------------------------------
International-based fleet:
  Towing-supply/supply                  225                231            218            166
  Crew/utility                           50                 55             53             37
  Offshore tugs                          51                 53             53             52
  Safety/standby                         25                 28             29             22
  Other                                  33                 33             35             46
----------------------------------------------------------------------------------------------
    Total                               384                400            388            323
----------------------------------------------------------------------------------------------
Owned or chartered vessels
  included in marine revenues           590                618            623            563
Vessels withdrawn from active service    49                 29             17             21
Joint-venture and other                  46                 48             56             52
----------------------------------------------------------------------------------------------
    Total                               685                695            696            636
----------------------------------------------------------------------------------------------

    From fiscal 1997 to fiscal 1998 the net increase in the average number of vessels is the result of the addition of O.I.L. vessels.

    Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(In thousands)             1999      1998     1997
---------------------------------------------------
Personnel                 $44,666   43,797   32,515
Office and property        13,193   13,726   10,260
Sales and marketing         5,405    5,213    3,496
Professional service        5,587    5,065    4,548
Other                       4,617    5,125    3,031
---------------------------------------------------
                          $73,468   72,926   53,850
===================================================

    Higher fiscal 1998 general and administrative expenses are the result of the O.I.L. and Australian acquisitions and higher costs associated with incentive pay plans.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

    The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy financing requirements. At March 31, 1999, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

    Excluding the sale of compression operations and the O.I.L. and Australian acquisitions, investing activities in fiscal year 1998 used cash of approximately $45 million. Proceeds from sales of assets were higher in fiscal year 1998 versus fiscal years 1999 and 1997 due to a greater number of vessels being sold in that year. Additions to properties and equipment were higher in fiscal year 1998 versus fiscal years 1999 and 1997 as a result of a greater number of vessel acquisitions and capitalized vessel repairs and modifications during that year.

    Fiscal year 1999 financing activities used $175 million of cash which included $105 million prepayment on the credit facility and repayment of $6.5 million of debt incurred from the Australian acquisitions. In addition $80 million was borrowed primarily for income tax payments of which approximately $68 million related to the sale of the compression division. The company purchased 3,950,000 shares of common stock during fiscal year 1999 at an aggregate cost of $109.3 million including broker commissions and fees.

    Fiscal 1998 financing activities included scheduled principal payments on long-term debt of $34.1 million, $477.4 million of prepayments on the credit facility, and the repayment of $14.8 million of debt assumed from the O.I.L. and Australian acquisitions. The company purchased 1,481,000 shares of common stock during the quarter ended March 31, 1998 at an aggregate cost of $65.2 million. During fiscal year 1997, the company purchased 1,788,100 shares of common stock at an aggregate cost of $84.8 million.

YEAR 2000

    The Year 2000 (Y2K) issue is the result of computer programs written using two digits rather than four to define the applicable year. In response to the Y2K issue, the company began a program in fiscal 1997 designed to identify, assess and address significant Y2K issues in its information technology (IT) systems and non-IT systems. As of March 31, 1999, the company believes that it is on schedule to successfully implement any required systems and equipment modifications that might be necessary to make the company's critical systems Y2K compliant before December 31, 1999.

    The company's critical IT systems are comprised primarily of the company's mainframe computer and the software programs used on the mainframe, including general ledger accounting and financial reporting software programs and related application modules, personnel and payroll systems, and an insurance claims and accounting system. The assessment of the company's IT systems found that some of the IT systems were not Y2K compliant. Approximately 90% of the changes necessary to make these systems Y2K compliant have been completed, with the remaining changes expected to be completed by mid-1999. Because many of the company's computer systems have been upgraded or replaced in recent years as part of the company's ongoing upgrade program, specific Y2K compliance costs have been insignificant to date (believed to be less than $100,000). Remaining compliance costs related to the IT systems are also expected to be insignificant (probably less than $100,000) because the company will continue to utilize existing personnel resources to assist in the implementation of its Y2K compliance initiative.

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

NEW ACCOUNTING PRONOUNCEMENTS

    During fiscal 1999 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal years beginning after June 15, 1999. The company does not anticipate that the adoption of the new statement will have a material financial impact.

CURRENCY FLUCTUATIONS AND INFLATION

    Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars.

    Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company's operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As this spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may shield the company from the inflationary effects on operating costs.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 1999 the company had no debt or derivative financial instruments outstanding. The company is exposed to foreign currency fluctuations and exchange risks but attempts to minimize the financial impact of these items by contracting the majority of its services in United States dollars. In addition, the company attempts to maintain a balance in its foreign currency assets and liabilities in order to minimize its exposure to foreign currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is included in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors of the company is incorporated by reference from the company's definitive proxy statement to be filed on or before July 29, 1999. For information regarding executive officers of the company, see Item 4A of this report.

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

B.  Reports on Form 8-K

    The company filed a current report on Form 8-K dated January 29, 1999 to disclose that the company had established a Grantor Trust Stock Ownership Program.

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

*10(a) - $200,000,000 Revolving Credit and Term Loan Agreement dated February
         18, 1999.

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

 10(i) - Change in Control Agreement dated September 30, 1996 between Tidewater
         Inc. and William C. O'Malley (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

 10(j) - Form of Change in Control Agreement entered into as of September 30,
         1996 with three executive officers (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

 10(k) - Tidewater Inc. 1996 Annual Incentive Plan (filed with the Commission as
         Exhibit 10(m) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

 10(l) - Employment Agreement dated September 25, 1997 between Tidewater Inc.
         and William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 10-Q for the quarter ended September 30,
         1997).

 10(m) - Tidewater Inc. 1997 Stock Incentive Plan filed with the Commission as
         Exhibit 10(o) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

*21    - Subsidiaries of the Company.

*23    - Consents of Independent Auditors.

*27    - Financial Data Schedule.

    Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                           SIGNATURES OF REGISTRANT

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 1999.

                                   TIDEWATER INC.
                                   (Registrant)


                                   By: /s/ William C. O'Malley
                                       -------------------------------
                                       William C. O'Malley
                                       Chairman of the Board of Directors,
                                       President, and Chief Executive Officer


                                   By: /s/ Ken C. Tamblyn
                                       -------------------------------
                                       Ken C. Tamblyn
                                       Executive Vice President, Chief Financial
                                       Officer and Principal Accounting Officer


                            SIGNATURES OF DIRECTORS


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 29, 1999.



/s/ Robert H. Boh                        /s/ Larry D. Hornbeck
-------------------------                ---------------------------
Robert H. Boh                            Larry D. Hornbeck


/s/ Donald T. Bollinger                  /s/ Paul W. Murrill
-------------------------                ---------------------------
Donald T. Bollinger                      Paul W. Murrill


/s/ Arthur R. Carlson                    /s/ William C. O'Malley
-------------------------                ---------------------------
Arthur R. Carlson                        William C. O'Malley


/s/ Hugh J. Kelly                        /s/ Lester Pollack
-------------------------                ---------------------------
Hugh J. Kelly                            Lester Pollack


/s/ John P. Laborde                      /s/ J. Hugh Roff, Jr.
-------------------------                ---------------------------
John P. Laborde                          J. Hugh Roff, Jr.


                                         /s/ Donald G. Russell
                                         ---------------------------
                                         Donald G. Russell

                                TIDEWATER INC.

                          ANNUAL REPORT ON FORM 10-K
                           ITEMS 8, 14(A), AND 14(D)

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


FINANCIAL STATEMENTS                                                                                  Page
                                                                                                      ----
Reports of Independent Auditors                                                                        F-2
Consolidated Balance Sheets, March 31, 1999 and 1998                                                   F-4
Consolidated Statements of Earnings, three years ended March 31, 1999                                  F-5
Consolidated Statements of Stockholders' Equity, three years ended March 31, 1999                      F-6
Consolidated Statements of Cash Flows, three years ended March 31, 1999                                F-7
Notes to Consolidated Financial Statements                                                             F-8

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

                        REPORTS OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Tidewater Inc.


We have audited the accompanying consolidated balance sheets of Tidewater Inc. as of March 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule for the years ended March 31, 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements and schedule of Tidewater Inc. for the year ended March 31, 1997, were audited by other auditors whose report dated April 30, 1997, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidewater Inc. at March 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 ERNST & YOUNG LLP


New Orleans, Louisiana
April 27, 1999

The Board of Directors and Shareholders
Tidewater Inc.


We have audited the consolidated statements of earnings, stockholders' equity, and cash flows of Tidewater Inc. for the year ended March 31, 1997. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended March 31, 1997, as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Tidewater Inc.'s operations and their cash flows for the year ended March 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP


New Orleans, Louisiana
April 30, 1997

CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------
March 31, 1999 and 1998
(in thousands)
ASSETS                                                                     1999        1998
----------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                              $   10,422      24,977
 Trade and other receivables, less allowance for doubtful accounts
   of $11,125 in 1999 and $14,078 in 1998                                  238,002     258,517
 Marine operating supplies                                                  27,971      31,498
 Other current assets                                                        4,483       4,122
----------------------------------------------------------------------------------------------
     Total current assets                                                  280,878     319,114
----------------------------------------------------------------------------------------------
Investments in, at equity, and advances to unconsolidated companies         17,307      21,825
Properties and equipment:
 Vessels and related equipment                                           1,505,441   1,534,948
 Other properties and equipment                                             42,744      33,887
----------------------------------------------------------------------------------------------
                                                                         1,548,185   1,568,835
 Less accumulated depreciation                                             910,005     863,209
----------------------------------------------------------------------------------------------
   Net properties and equipment                                            638,180     705,626
----------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $17,172 in
 1999 and $8,002 in 1998                                                   347,176     356,394
Other assets                                                               110,917      89,880
----------------------------------------------------------------------------------------------
                                                                        $1,394,458   1,492,839
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
 Current maturities of long-term debt                                          ---       6,466
 Accounts payable and accrued expenses                                      71,256     105,914
 Accrued property and liability losses                                       6,605      12,156
 Income taxes                                                                4,485      79,671
----------------------------------------------------------------------------------------------
     Total current liabilities                                              82,346     204,207
----------------------------------------------------------------------------------------------
Deferred income taxes                                                      128,826     158,540
Long-term debt                                                                 ---      25,000
Accrued property and liability losses                                       66,052      57,289
Other liabilities and deferred credits                                      49,527      49,027
Stockholders' equity                                                     1,067,707     998,776
Commitments and contingencies
----------------------------------------------------------------------------------------------
                                                                        $1,394,458   1,492,839
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF EARNINGS
----------------------------------------------------------------------------------------------------
Years Ended March 31, 1999, 1998 and 1997
(in thousands, except share and per share data)
                                                                 1999          1998           1997
----------------------------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                             $   911,048     1,001,651       661,224
 Other marine revenues                                            57,944        58,510        29,202
----------------------------------------------------------------------------------------------------
                                                                 968,992     1,060,161       690,426
----------------------------------------------------------------------------------------------------
Costs and expenses:
 Vessel operating costs                                          492,400       486,043       361,495
 Costs of other marine revenues                                   44,672        47,065        24,161
 Depreciation and amortization                                    94,783        91,410        55,937
 General and administrative                                       73,468        72,926        53,850
----------------------------------------------------------------------------------------------------
                                                                 705,323       697,444       495,443
----------------------------------------------------------------------------------------------------
                                                                 263,669       362,717       194,983
Other income (expenses):
 Foreign exchange loss                                               (12)         (635)         (382)
 Gain on sales of assets                                           2,949        16,531         5,320
 Equity in net earnings of unconsolidated companies                7,505         6,381         4,901
 Minority interests                                               (1,601)       (1,258)       (1,311)
 Interest and miscellaneous income                                 6,676         4,256         4,363
 Other expense                                                       ---        (6,847)       (2,800)
 Interest and other debt costs                                    (2,445)      (24,677)       (1,000)
----------------------------------------------------------------------------------------------------
                                                                  13,072        (6,249)        9,091
----------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes          276,741       356,468       204,074
Income taxes                                                      66,022       113,430        65,839
----------------------------------------------------------------------------------------------------
Earnings from continuing operations                              210,719       243,038       138,235
Earnings from discontinued Compression operations                    ---        10,723         7,776
Gain on sale of discontinued Compression operations                  ---        61,738           ---
----------------------------------------------------------------------------------------------------
Net earnings                                                 $   210,719       315,499       146,011
====================================================================================================
Earnings per common share:
 Earnings from continuing operations                         $      3.68          4.01          2.24
 Earnings from discontinued Compression operations                   ---           .18           .13
 Gain on sale of discontinued Compression operations                 ---          1.02           ---
----------------------------------------------------------------------------------------------------
Earnings per common share                                    $      3.68          5.21          2.37
====================================================================================================
Diluted earnings per common share:
 Earnings from continuing operations                         $      3.68          3.99          2.23
 Earnings from discontinued Compression operations                   ---           .18           .12
 Gain on sale of discontinued Compression operations                 ---          1.01           ---
----------------------------------------------------------------------------------------------------
Diluted earnings per common share                            $      3.68          5.18          2.35
====================================================================================================
Weighted average common shares outstanding                    57,189,946    60,552,315    61,606,144
Incremental common shares from stock options                      78,579       341,329       438,188
----------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                       57,268,525    60,893,644    62,044,332
====================================================================================================
Cash dividends declared per common share                     $       .60           .60          .575
====================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years Ended March 31, 1999, 1998 and 1997
(in thousands)

                                                                        Accumulated                 Grantor
                                                                          foreign      Deferred    Trust Stock
                                                Additional               currency    compensation-  Ownership
                                    Common       paid-in   Retained     translation   restricted    Program
                                    stock        capital   earnings      adjustment     stock        (GSOP)     Total
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996         $ 6,188       421,655     322,736        (10,771)    (1,058)        ---        738,750
Net earnings                         ---           ---      146,011           ---        ---          ---        146,011
Exercise of stock options              23         4,368        ---            ---        ---          ---          4,391
Cash dividends declared              ---           ---      (35,400)          ---        ---          ---        (35,400)
Common stock purchased               (178)      (84,608)       ---            ---        ---          ---        (84,786)
Other                                ---           ---         ---              95        603         ---            698
------------------------------------------------------------------------------------------------------------------------
Balance at  March 31, 1997          6,033       341,415     433,347        (10,676)      (455)        ---        769,664
Net earnings                         ---           ---      315,499           ---        ---          ---        315,499
Issuance of restricted stock            9         4,492        ---            ---     (4,501)         ---            ---
Exercise of stock options              54        14,280        ---            ---        ---          ---         14,334
Cash dividends declared              ---           ---      (36,383)          ---        ---          ---        (36,383)
Common stock purchased               (148)      (65,034)       ---            ---        ---          ---        (65,182)
Other                                ---           ---         ---              94        750         ---            844
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998           5,948       295,153     712,463        (10,582)    (4,206)        ---        998,776
Net earnings                         ---           ---      210,719           ---        ---          ---        210,719
Exercise of stock options               4           788        ---            ---        ---          ---            792
Cash dividends declared              ---           ---      (34,394)          ---        ---          ---        (34,394)
Common stock purchased               (395)     (108,917)       ---            ---        ---          ---       (109,312)
Establishment of GSOP                 500       106,688        ---            ---        ---      (107,188)         ---
Issuance of common shares            ---            (27)       ---            ---        ---           304           277
Other                                ---           (127)       ---            ---         976         ---            849
------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999         $ 6,057       293,558     888,788        (10,582)    (3,230)    (106,884)    1,067,707
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 1999, 1998 and 1997
(in thousands)
                                                                 1999          1998          1997
---------------------------------------------------------------------------------------------------
Operating activities:
 Earnings from continuing operations                          $ 210,719      243,038        138,235
 Adjustments to reconcile earnings from continuing
  operations to net cash provided by continuing
  operating activities:
   Depreciation and amortization                                 94,783       91,410         55,937
   Provision for deferred income taxes                          (29,910)      (1,604)        12,117
   Gain on sales of assets                                       (2,949)     (16,531)        (5,320)
   Equity in earnings of unconsolidated companies,
    less dividends                                               (2,512)      (2,330)           250
   Minority interests, less dividends                               918       (1,050)           556
   Compensation expense - restricted stocck                         976          750            603
   Changes in assets and liabilities, net:
     Trade and other receivables                                 19,558      (34,879)       (36,129)
     Marine operating supplies                                    3,527       (1,720)        (4,471)
     Other current assets                                          (204)       1,897           (236)
     Accounts payable and accrued expenses                      (39,822)      28,095          2,579
     Accrued property and liability losses                       (5,792)      (1,092)         2,404
     Other, net                                                   5,072        5,994          1,396
---------------------------------------------------------------------------------------------------
   Net cash provided by continuing operating activities         254,364      311,978        167,921
   Net cash provided by discontinued operating activities          ---        34,108         42,025
---------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                    254,364      346,086        209,946
---------------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from sales of assets                                   21,396       41,944         22,737
 Proceeds from sale of Compression operations                   (68,442)     340,001           ---
 Additions to properties and equipment                          (48,283)     (82,501)       (58,002)
 Acquisitions, net of cash acquired                                ---      (581,099)        (3,435)
 Other                                                              950       (4,853)          ---
---------------------------------------------------------------------------------------------------
   Net cash used in investing activities                        (94,379)    (286,508)       (38,700)
---------------------------------------------------------------------------------------------------
Financing activities:
 Common stock purchased                                        (109,312)     (65,182)       (84,786)
 Principal payments on long-term debt                          (111,466)    (526,281)       (58,019)
 Debt borrowings                                                 80,000      544,035         15,000
 Proceeds from issuance of common stock                             632        8,044          4,391
 Cash dividends                                                 (34,394)     (36,383)       (35,400)
---------------------------------------------------------------------------------------------------
   Net cash used in financing activities                       (174,540)     (75,767)      (158,814)
---------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents            (14,555)     (16,189)        12,432
Cash and cash equivalents at beginning of year                   24,977       41,166         28,734
---------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $  10,422       24,977         41,166
===================================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                    $   2,360       23,937            702
  Income taxes                                                $ 203,354      111,427         56,249
===================================================================================================
Supplemental noncash investing activity:
 Acquisitions:
  Fair value of assets acquired                               $    ---       693,672         51,305
  Fair value of liabilities assumed                                ---      (112,573)       (47,870)
---------------------------------------------------------------------------------------------------
  Net cash payment                                            $    ---       581,099          3,435
===================================================================================================

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
March 31, 1999, 1998 and 1997


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

USE OF ESTIMATES

    In preparing the company's financial statements, management makes informed estimates and judgements that affect the amounts reported in the financial statements and related disclosures. Actual results may differ from these estimates.

PRINCIPLES OF CONSOLIDATION

    The Consolidated Financial Statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

PROPERTIES AND EQUIPMENT

    Properties and equipment are carried at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the first charter, with salvage values of 5%-10% for marine equipment, using estimated useful lives of:

                                                            Years
--------------------------------------------------------------------------------
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

IMPAIRMENT OF LONG-LIVED ASSETS

    Impairment losses are recorded on long-lived assets used in operations or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets or through their sale are less than the assets' carrying amount. In March 1999 the company recorded a charge to earnings of $7.8 million, included in gain on sales of assets, to reduce the carrying amount of certain vessels. The write-down of these vessels was determined based on internally developed valuations.

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

PENSION AND OTHER POSTRETIREMENT BENEFITS

    Pension costs are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 87 and are funded to at least meet the minimum funding requirements as required by law. Prior service costs are amortized on the straight-line basis over the average remaining service period of employees expected to receive pension benefits.
Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106. The estimated cost of postretirement benefits other than pensions are accrued during the employees' active service period.

    The company has adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which standardizes the disclosures for pensions and other postretirement benefit plans and requires additional information to be disclosed related to changes in benefit obligations and the fair value of plan assets. Information for prior years has been included.

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

EARNINGS PER SHARE

    Earnings per share are computed in accordance with SFAS No. 128.  SFAS
No. 128 requires the reporting of both earnings per share and diluted earnings per share. The calculation of earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts disclosed in these Notes to Consolidated Financial Statements are on a diluted basis.

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

CONCENTRATIONS OF CREDIT RISK

    Financial instruments which potentially subject the company to concentrations of credit risk consist principally of trade and other receivables. These receivables are with a variety of domestic, international and national energy companies and also include reinsurance companies for recoverable insurance losses. The company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The company maintains an allowance for doubtful accounts for potential losses and does not believe it is exposed to concentrations of credit risk that are likely to have a material adverse impact on the company's financial position or results of operations.

STOCK-BASED COMPENSATION

    The company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board Opinion No. 25 and, accordingly, adopted the disclosure provisions of SFAS No. 123.

COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to display comprehensive income and its components as part of the basic financial statements. All comprehensive income amounts other than net earnings in fiscal years 1999, 1998 and 1997 were de minimis.

NEW ACCOUNTING PRONOUNCEMENTS

    During fiscal 1999 the Financial Accounting Standards Board issued SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for all fiscal years beginning after June 15, 1999. The company does not anticipate that the adoption of the new statement will have a material financial impact.

(2) BUSINESS DISPOSITION

    On February 20, 1998 the company completed the sale of its compression division. The compression division provided natural gas and air compression equipment and services, principally to the energy industry. In consideration of the sale the company received cash of approximately $348 million. Accordingly, the company's consolidated financial statements for all periods have been reclassified to report separately financial position, results of operations, and operating cash flows from continuing operations and the discontinued compression operation. Results of operations of the compression division are set forth below:

                                                        (in thousands)
                                           Eleven Months Ended   Twelve Months Ended
                                            February 20, 1998       March 31, 1997
                                           -------------------   -------------------
Revenues                                          $94,438               112,584
Operating costs                                    46,679                64,153
Depreciation and amortization                      23,462                26,335
General and administration                          8,615                11,005
------------------------------------------------------------------------------------
                                                   15,682                11,091
Other income                                        1,275                 1,369
------------------------------------------------------------------------------------
Earnings before income taxes                       16,957                12,460
Income taxes                                        6,234                 4,684
------------------------------------------------------------------------------------
Earnings from discontinued operations             $10,723                 7,776
====================================================================================

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

    The results of O.I.L.'s operations have been consolidated with the company's effective May 16, 1997. Pro forma combined results of continuing operations of the company and of O.I.L. including appropriate purchase accounting adjustments for the year ended March 31, 1998 as though the acquisition had taken place on April 1, 1997 were not significantly different than actual results.

    To finance the O.I.L. acquisition, $500 million of debt was incurred pursuant to a $600 million Revolving Credit and Term Loan agreement with several banks and consisted of a $400 million term loan and $100 million borrowed under the $200 million revolving credit facility of the agreement. At March 31, 1998 all debt borrowed to finance the O.I.L. acquisition had been repaid and the $400 million term loan facility canceled.

    On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totaling $14.0 million. The debt was discounted to yield interest at 7% and has been repaid in full as of March 31, 1999. The total estimated cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition.

    On May 31, 1996 the company purchased for $12.4 million cash the remaining 50.1% equity interest in 22 of 29 safety/standby vessels previously owned and operated by joint-venture companies in the North Sea. The acquisition was accounted for by the purchase method.

(4) UNCONSOLIDATED COMPANIES

    Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

                                             Percentage     (in thousands)
                                              ownership     1999      1998
---------------------------------------------------------------------------
National Marine Service (Abu Dhabi-UAE)          40%       $12,847   12,317
Others                                         20%-50%       4,460    9,508
---------------------------------------------------------------------------
                                                           $17,307   21,825
===========================================================================

    The aggregate amount of undistributed earnings of all unconsolidated joint-venture companies included in consolidated stockholders' equity at March 31, 1999 is approximately $19.2 million.

(5) INCOME TAXES

    Earnings from continuing operations before income taxes derived from United States and international operations for the years ended March 31 are as follows:

                          (in thousands)
                     1999       1998      1997
------------------------------------------------
United States       $ 96,421   192,788   114,942
International        180,320   163,680    89,132
------------------------------------------------
                    $276,741   356,468   204,074
================================================

    Income tax expense attributable to earnings from continuing operations for the years ended March 31 consists of the following:


                             (in thousands)
                     U.S.
                   -------
              Federal    State   International     Total
---------------------------------------------------------
1999
---------------------------------------------------------
Current       $  (386)   8,333      87,985         95,932
Deferred        5,710      ---     (35,620)       (29,910)
---------------------------------------------------------
              $ 5,324    8,333      52,365         66,022
=========================================================

1998
---------------------------------------------------------
Current       $96,336    1,083      17,615        115,034
Deferred       (1,604)     ---         ---         (1,604)
---------------------------------------------------------
              $94,732    1,083      17,615        113,430
=========================================================

1997
---------------------------------------------------------
Current       $41,628      562      11,532         53,722
Deferred       12,117      ---         ---         12,117
---------------------------------------------------------
              $53,745      562      11,532         65,839
=========================================================

    The actual income tax expense attributable to earnings from continuing operations for the years ended March 31, 1999, 1998 and 1997 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

                                                           (in thousands)
                                                      1999     1998       1997
-------------------------------------------------------------------------------
Computed "expected" tax expense                    $ 96,859   124,764    71,426
Increase (reduction) resulting from:
 Effect of United Kingdom tax rate change            (2,000)   (4,000)      ---
 Overaccrual of income tax expense in prior years      ---     (3,300)      ---
 Foreign tax credits not previously recognized      (35,620)      ---    (1,303)
 Utilization of net operating loss carryforwards       (792)     (620)     (386)
 Expenses which are not deductible for tax purposes     833       611        45
 State taxes                                          5,416       704       365
 Other, net                                           1,326    (4,729)   (4,308)
-------------------------------------------------------------------------------
                                                   $ 66,022   113,430    65,839
===============================================================================

    During the fourth quarter of the year ended March 31, 1999 approximately $28 million of foreign tax credits not previously recognized were realized as the result of a tax planning strategy of selling certain vessels from one taxing jurisdiction to another through intercompany sales. The result of such sales was to pay foreign taxes which are fully creditable on a current basis against U.S. income taxes and to accelerate the release of previously accrued deferred foreign tax credits.

    The reversal of taxes overaccrued in prior years for the year ended
March 31, 1998 is the result of the company's settlement of open income tax audits with the Internal Revenue Service for fiscal years 1993, 1994 and 1995.

    The significant components of deferred income tax expense for the years ended March 31 are as follows:

                                                                               (in thousands)
                                                                          1999       1998      1997
----------------------------------------------------------------------------------------------------
Deferred income tax expense (benefit) (exclusive of the effects of
 other components listed below)                                         $ 12,719     2,396     3,628
Investment, foreign and minimum tax credits                               (5,009)      ---     8,489
Foreign tax credits not previously recognized                            (35,620)      ---       ---
Effect of United Kingdom tax rate charges                                 (2,000)   (4,000)      ---
----------------------------------------------------------------------------------------------------
                                                                        $(29,910)   (1,604)   12,117
====================================================================================================

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 1999 and 1998 are as follows:

                                                              (in thousands)
                                                             1999       1998
------------------------------------------------------------------------------
Deferred tax assets:
 Financial provisions not deducted for tax purposes      $  11,243      16,520
 Foreign net operating loss carryforwards                    9,043      13,887
 Tax credit carryforwards                                    8,860       3,851
 Other                                                       3,088         234
------------------------------------------------------------------------------
   Gross deferred tax assets                                32,234      34,492
   Less valuation allowance                                (14,302)    (16,756)
------------------------------------------------------------------------------
   Net deferred tax assets                                  17,932      17,736
------------------------------------------------------------------------------
Deferred tax liabilities:
 Depreciation and amortization                            (119,668)   (155,339)
 Other                                                      (9,158)     (3,201)
------------------------------------------------------------------------------
   Gross deferred tax liabilities                         (128,826)   (158,540)
------------------------------------------------------------------------------
   Net deferred tax liabilities                          $(110,894)   (140,804)
==============================================================================

    The net changes in the valuation allowance for the years ended March 31, 1999 and 1998 were a decrease of $2.5 million and an increase of $14.8 million, respectively. The valuation allowance is the result of a doubt over the ultimate realization of benefits from certain foreign net operating losses. The remaining balance of the deferred tax assets is expected to be realized through future operating results and the reversal of taxable temporary differences.

    The company has not recognized a deferred tax liability of approximately $31.5 million for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 1999, the undistributed earnings of these subsidiaries were approximately $90 million.

(6) LONG-TERM DEBT

    At March 31, 1999, the company has a $200 million revolving credit facility with a group of banks and at that date there were no borrowings outstanding under the facility. Borrowings bear interest, at the company's option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margins from .5% to
 .75% based on the company's funded debt to total capitalization ratio. The revolving credit commitment expires on April 30, 2001, at which time the then outstanding balance will convert to a term loan payable in 16 quarterly installments beginning July 31, 2001. All of the borrowings under the agreement are unsecured and the company pays an annual fee of .25% on the unused portion of the facility.

    Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The agreement also prohibits the company from encumbering its assets for the benefit of others.

(7) BENEFIT PLANS

    Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 15% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the employee's contribution to the plan up to a maximum of 6% of the employee's base salary. The plan held 429,835 shares and 487,571 shares of the company's common stock at March 31, 1999 and 1998, respectively. Amounts charged to expense for the plan for 1999, 1998 and 1997 were $1.8 million, $1.8 million and $1.7 million, respectively.

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

   The company has adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which revises the required disclosures about pension and other postretirement benefit plans. Changes in plan assets and obligations during the years ended March 31, 1999 and 1998 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as "Pension Benefits") and the postretirement health care and life insurance plan (referred to as "Other Benefits") at March 31, 1999 and 1998 were as follows:

                                                                  (in thousands)
                                                      Pension Benefits      Other Benefits
                                                      ----------------      --------------
                                                       1999      1998       1999       1998
--------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
 Benefit obligation at beginning of year             $29,636    35,445     13,082     14,559
 Service cost                                            848       987      1,068      1,255
 Interest cost                                         2,189     2,230        961      1,132
 Participant contributions                               ---       ---        223        261
 Plan amendments                                         ---     1,147        ---        721
 Curtailments                                            ---    (1,121)       ---     (1,781)
 Settlements                                             ---    (8,319)       ---        ---
 Benefits paid                                        (1,034)     (950)      (628)      (409)
 Actuarial (gain) loss                                 3,159       217        820     (2,656)
--------------------------------------------------------------------------------------------
 Benefit obligation at end of year                   $34,798    29,636     15,526     13,082
--------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
 Fair value of plan assets at beginning of year      $28,772    29,847        ---        ---
 Actual return                                         1,290     7,202        ---        ---
 Employer contributions                                   74       992        405        148
 Participant contributions                               ---       ---        223        261
 Benefits paid                                        (1,034)     (950)      (628)      (409)
 Settlements                                             ---    (8,319)       ---        ---
--------------------------------------------------------------------------------------------
 Fair value of plan assets at end of year            $29,102    28,772        ---        ---
--------------------------------------------------------------------------------------------
Funded (unfunded) status                              (5,696)     (864)   (15,526)   (13,082)
Unrecognized actuarial (gain) loss                     2,083    (2,538)    (3,395)    (4,454)
Unrecognized prior service cost                          908     1,206        880        914
--------------------------------------------------------------------------------------------
Net accrued benefit cost                             $(2,705)   (2,196)   (18,041)   (16,622)
============================================================================================

NET ACCRUED BENEFIT COST CONSISTS OF:
 Prepaid benefit cost                                $ 1,536       807        ---        ---
 Accrued benefit liability                            (6,762)   (4,902)   (18,041)   (16,622)
 Intangible asset                                      2,521     1,899        ---        ---
--------------------------------------------------------------------------------------------
Net accrued benefit cost                             $(2,705)   (2,196)   (18,041)   (16,622)
============================================================================================

    For pension plans with benefit obligations in excess of plan assets, the projected benefit obligation at March 31, 1999 and 1998 was $9.6 million and $6.6 million, respectively. The accumulated benefit obligation for pension plans with benefit obligations in excess of plan assets was $6.8 million and $4.9 million at March 31, 1999 and 1998, respectively.

    Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 1999, 1998 and 1997 include the following components:

                                               (in thousands)
                                          1999      1998      1997
-------------------------------------------------------------------
Service cost                            $   848       987       844
Interest cost                             2,189     2,230     2,258
Expected return on plan assets           (2,693)   (2,465)   (1,875)
Amortization of prior service cost          269       279       158
Recognized actuarial (gain) loss            (29)      120       138
-------------------------------------------------------------------
Net periodic pension cost               $   584     1,151     1,523
===================================================================

    Net periodic postretirement health care and life insurance costs for 1999, 1998 and 1997 include the following components:

                                               (in thousands)
                                            1999     1998     1997
-------------------------------------------------------------------
Service cost                              $1,068    1,255      928
Interest cost                                961    1,132      874
Other amortization and deferral             (205)     (28)    (207)
-------------------------------------------------------------------
Net periodic postretirement benefit cost  $1,824    2,359    1,595
===================================================================

    Assumptions used in actuarial calculations were as follows:

                                                      1999     1998     1997
----------------------------------------------------------------------------
Discount rate                                         7.0%     7.5%     7.5%
Expected long-term rate of return on assets           9.5%     9.5%     9.5%
Rates of annual increase in compensation levels       4.0%     5.0%     5.2%
============================================================================

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 6.5% in 2000, gradually declining to 4% in the year 2005 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $2.2 million at March 31, 1999 and increase the cost for the year ended March 31, 1999 by $.3 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $1.8 million at March 31, 1999 and decrease the cost for the year ended March 31, 1999 by $.3 million.

    During the fourth quarter of fiscal 1996 the company recorded as other expense an estimated curtailment charge of $3 million as a result of the removal of fleet personnel from the company's U.S. defined benefit pension plan. During the third quarter of fiscal 1998, the obligations related to the curtailment of the plan were settled and a gain on settlement of $1.2 million was recorded as other income. Beginning April 1, 1996 those employees removed from this defined benefit pension plan, along with all new employees of the company who are eligible for pension plan membership, were enrolled in a new defined contribution retirement plan. This plan is noncontributory by the employee, but the company contributes in cash 3% of an eligible employee's compensation to an employee benefit trust. The cost of the plan for fiscal 1999, 1998 and 1997 was $1.7 million, $2.7 million and $2.3 million, respectively. Fiscal 1999 cost of the plan has been reduced by $.9 million of forfeitures due to employee severances.

    During the fourth quarter of fiscal 1998, as a result of the sale of the company's compression division, the company recorded as part of the gain on sale of discontinued compression operations a pre-tax curtailment gain of $2.4 million resulting from the removal of all compression personnel from the U.S. defined benefit pension plan, the supplemental plan and the post-retirement health care and life insurance plan.

(8) OTHER ASSETS, OTHER LIABILITIES AND DEFERRED CREDITS

    A summary of other assets at March 31 follows:

                                                    (in thousands)
                                                    1999     1998
-------------------------------------------------------------------
Recoverable insurance losses                      $ 66,052   57,289
Assets held for sale                                14,589    4,086
Deferred income tax assets                          17,932   17,736
Other                                               12,344   10,769
-------------------------------------------------------------------
                                                  $110,917   89,880
===================================================================

   A summary of other liabilities and deferred credits at March 31 follows:

                                                    (in thousands)
                                                    1999     1998
-------------------------------------------------------------------
Postretirement benefits liability                 $ 18,041   16,622
Pension liability                                    5,226    4,095
Minority interests in net assets of subsidiaries     4,665    7,481
Deferred vessel income                              10,264    6,071
Provision for litigation and claims costs              427    7,889
Other                                               10,904    6,869
-------------------------------------------------------------------
                                                  $ 49,527   49,027
===================================================================

(9) CAPITAL STOCK

    The company has 125 million shares of $.10 par value common stock authorized. At March 31, 1999 and 1998, 60,566,857 shares and 59,482,769 shares were issued, respectively. At March 31, 1999, 4,985,860 shares were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 1999 and 1998, three million shares of no par value preferred stock were authorized and unissued.

    Under the company's stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company's stock to officers and other key employees. At March 31, 1999, 4,349,483 shares of common stock are reserved for issuance under the plans of which 1,329,800 shares are available for future grants. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All outstanding stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

    The per share weighted-average fair values of stock options granted during fiscal years 1999, 1998 and 1997 were $8.37, $17.69 and $15.46, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                       1999       1998       1997
-------------------------------------------------------------------
Risk-free interest rate                 5.15%      5.75%      6.40%
Expected dividend yield                 2.50%      1.25%      1.25%
Expected stock price volatility        42.79%     34.93%     32.57%
Expected stock option life           5 years    5 years    5 years
===================================================================

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

                                          1999      1998      1997
--------------------------------------------------------------------
Net earnings (in thousands):
 As reported                            $210,719   315,499   146,011
 Pro forma                              $204,778   312,215   145,032
Earnings per common share:
 As reported                            $   3.68      5.21      2.37
 Pro forma                              $   3.58      5.16      2.35
Diluted earnings per common share:
 As reported                            $   3.68      5.18      2.35
 Pro forma                              $   3.58      5.13      2.34
====================================================================

    Pro forma net earnings and diluted earnings per common share reflect only options granted during fiscal years 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to April 1, 1995 is not considered.

    Stock option activity during 1999, 1998 and 1997 was as follows:

                                         Weighted-average        Number
                                          Exercise Price       of Shares
------------------------------------------------------------------------
Balance at March 31, 1996                    $ 22.38           1,666,505
 Granted                                       43.49             520,000
 Exercised                                     15.36            (269,177)
 Expired or cancelled                          19.14              (4,225)
------------------------------------------------------------------------
Balance at March 31, 1997                      29.11           1,913,103
 Granted                                       49.19             762,000
 Exercised                                     20.97            (620,054)
 Expired or cancelled                          41.60             (94,984)
------------------------------------------------------------------------
Balance at March 31, 1998                      38.89           1,960,065
 Granted                                       23.18           1,121,000
 Exercised                                     19.78             (33,061)
 Expired or cancelled                          42.04             (38,998)
------------------------------------------------------------------------
Balance at March 31, 1999                    $ 33.21           3,009,006
========================================================================

    The 3,009,006 options outstanding at March 31, 1999 fall into three general exercise-price ranges as follows:

                                                                             Exercise Price Range
----------------------------------------------------------------------------------------------------------------
                                                               $10.00 - $19.63   $20.13 - $25.13   $35.75-$59.00
----------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 1999                               207,348         1,363,630         1,438,028
Weighted average exercise price                                      $17.35            $22.83            $45.33
Weighted average remaining contractual life                       4.3 years         8.9 years         8.4 years
Options exercisable at March 31, 1999                               207,348           307,630           787,675
Weighted average exercise price of options exercisable
  at March 31, 1999                                                  $17.35            $23.10            $43.42
================================================================================================================

    At March 31, 1999, 1998 and 1997, the number of options exercisable under the stock option plans was 1,302,653, 865,383 and 940,579, respectively; and the weighted average exercise price of those options was $34.47, $28.47 and $21.51, respectively.

    During fiscal years 1998 and 1999, 37,200 shares of restricted common stock of the company were granted to certain key employees. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of the grants totaled approximately $1.6 million and was classified in stockholders' equity as deferred compensation

- restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the four-year vesting period.

    In accordance with a June 13, 1994 employment agreement with the company's chairman of the board, 70,000 shares of restricted common stock of the company were granted to him on October 20, 1994. The restricted stock agreement contained provisions for vesting of the shares at varying intervals when the average market price of the common stock reaches certain predetermined levels. By March 31, 1998, the total 70,000 shares had vested due to the attainment of the price levels applicable to those shares and the total deferred amount of $1.6 million had been charged to earnings.

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

    The company's Board of Directors has authorized three separate share repurchase programs during fiscal years 1999, 1998 and 1997 whereby the company could purchase shares of company common stock in the open market or through privately negotiated transactions. Stock repurchase activity during fiscal years 1999, 1998 and 1997 was as follows:

                                                                         1999        1998        1997
--------------------------------------------------------------------------------------------------------
Number of shares repurchased                                           3,950,000   1,481,000   1,788,100
Total cost, including broker commissions and fees (in thousands)      $  109,300      65,200      84,800
Average cost per share                                                $    27.67       44.02       47.42

    A share repurchase program, authorized in March 1999, allows the company to purchase up to $50 million of company common stock through March 31, 2000. No shares had been purchased under this program as of March 31, 1999.

    On January 29, 1999 the company established a Grantor Trust Stock Ownership Program in connection with which the company entered into a trust agreement with a bank providing for the establishment of the related trust (the "trust"). The trust is designed to acquire, hold and distribute shares of the common stock of the company to provide for the payment of benefits and compensation under the company's employee benefit plans, including its stock option plans and 401(k) plan. The trust will not increase or alter the amount of benefits or compensation that will be paid under these plans.

    On January 29, 1999 the company sold at market value 5,000,000 shares (the "acquired shares") of common stock to the trust for $107,187,500, or $21.4375 per share. In payment for the acquired shares, the trust paid $500,000 in cash and issued a promissory note payable to the company for the remaining balance. Acquired shares will be released to satisfy the company's obligations to pay benefits under company benefit plans as the promissory note is paid down or forgiven.

    For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the company's consolidated balance sheet. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trust held 4,985,860 shares of common stock at March 31, 1999. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company's stock option plans and 401(k) plan.

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

(10) COMMITMENTS AND CONTINGENCIES

     An employment agreement exists with the company's chairman of the board whereby he will serve in such capacity as well as president and chief executive officer through September 19, 2000. The terms of the employment agreement provide for an annual base salary and certain other benefits. Compensation continuation agreements exist with all other officers of Tidewater Inc. whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $10.7 million.

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

     The company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. During the second quarter of fiscal 1998, the company provided $8 million for the possible adverse outcome of these labor-law matters. Pursuant to a court-approved settlement, as of March 31, 1999 the company has paid $7.5 million in settlements relating to certain of these alleged labor-law pay violations. In management's opinion, the amount of the company's liability in excess of amounts provided in the financial statements for these labor-law matters, if any, will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

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

(11) SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

     The company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." With the sale of the company's Compression business as explained in Note 2, the company operates in only one business segment. The following table provides a comparison of revenues, operating profit, identifiable assets, and depreciation and amortization and additions to properties and equipment for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company's shipyards, brokered vessels and other miscellaneous marine-related businesses.

                                                                                    (in thousands)
                                                                       1999                1998           1997
----------------------------------------------------------------------------------------------------------------
Marine revenues (A):
 Vessel revenues:
    United States                                                 $  296,161              463,914        338,823
    International (B)                                                614,887              537,737        322,401
----------------------------------------------------------------------------------------------------------------
                                                                     911,048            1,001,651        661,224
 Other  marine services                                               57,944               58,510         29,202
----------------------------------------------------------------------------------------------------------------
                                                                  $  968,992            1,060,161        690,426
================================================================================================================
Marine operating profit:
 Vessel activity:
    United States                                                 $   96,376              225,599        120,275
    International                                                    171,213              141,133         82,591
----------------------------------------------------------------------------------------------------------------
                                                                     267,589              366,732        202,866
 Gains on sales of assets                                              2,949               16,592          5,352
 Other marine services                                                12,526               10,663          4,186
----------------------------------------------------------------------------------------------------------------
                                                                     283,064              393,987        212,404
Other income                                                           8,439                7,079          6,705
Other expense                                                           ---                (6,847)        (2,800)
Corporate expenses                                                   (12,317)             (13,074)       (11,235)
Interest and other debt costs                                         (2,445)             (24,677)        (1,000)
----------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes           $  276,741              356,468        204,074
================================================================================================================
Identifiable assets:
 Marine:
    United States                                                 $  317,411              379,118        376,380
    International (B)                                                970,853            1,043,781        334,005
----------------------------------------------------------------------------------------------------------------
                                                                   1,288,264            1,422,899        710,385
    Investments in and advances to unconsolidated Marine companies    17,307               21,825         20,556
----------------------------------------------------------------------------------------------------------------
                                                                   1,305,571            1,444,724        730,941
 Net assets of discontinued Compression operations                     ---                   ---         253,305
 General corporate                                                    88,887               48,115         77,034
----------------------------------------------------------------------------------------------------------------
                                                                  $1,394,458            1,492,839      1,061,280
================================================================================================================
Depreciation and amortization:
 Marine equipment depreciation                                    $   84,823               83,002         55,569
 General corporate depreciation                                          790                  406            368
 Goodwill amortization                                                 9,170                8,002           ---
----------------------------------------------------------------------------------------------------------------
                                                                  $   94,783               91,410         55,937
================================================================================================================
Additions to properties and equipment:
 Marine equipment operations                                      $   40,959               62,555         40,003
 Discontinued Compression operations                                    ---                17,597         17,949
 General corporate                                                     7,324                2,349             50
----------------------------------------------------------------------------------------------------------------
                                                                  $   48,283               82,501         58,002
================================================================================================================

(A) One marine customer accounted for 8%, 11% and 11% of revenues for the fiscal years ended March 31, 1999, 1998 and 1997, respectively.
(B) Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company's international marine operations in any one country are not "material" as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $674.5 million, $795.1 million and $211.5 million at March 31, 1999, 1998 and 1997, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar which aggregate approximately $12.9 million, $19.1 million and $6.7 million at March 31, 1999, 1998 and 1997, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(12) SUPPLEMENTARY INFORMATION--QUARTERLY FINANCIAL DATA (UNAUDITED)

Years Ended March 31, 1999 and 1998
(in thousands, except per share data)


1999                                       First     Second     Third    Fourth
-------------------------------------------------------------------------------

Marine revenues                          $284,877   254,235   232,984   196,896
===============================================================================

Marine operating profit                  $ 97,584    84,201    62,767    38,512
===============================================================================

Net earnings                             $ 62,772    56,678    39,780    51,489
===============================================================================

Earnings per share                       $   1.06       .98       .71       .93
===============================================================================

Diluted earnings per share               $   1.05       .98       .71       .93
===============================================================================

1998                                       First     Second     Third    Fourth
-------------------------------------------------------------------------------

Marine revenues                          $230,440   270,413   280,697   278,611
===============================================================================

Marine operating profit                  $ 78,774   104,382   115,638    95,193
===============================================================================
Earnings from continuing operations $ 48,136 61,053 70,298 63,551 Earnings from discontinued Compression
 operations                                 2,625     3,276     3,661     1,161
Gain on sale of discontinued Compression
 operations                                   ---       ---       ---    61,738
-------------------------------------------------------------------------------
Net earnings                             $ 50,761    64,329    73,959   126,450
===============================================================================

Earnings per share:
 Continuing operations                   $   0.80      1.01      1.15      1.05
 Discontinued Compression operations         0.04      0.05      0.06       .02
 Gain on sale of discontinued Compression
  operations                                  ---       ---       ---      1.02
-------------------------------------------------------------------------------
Net earnings                             $   0.84      1.06      1.21      2.09
===============================================================================

Diluted earnings per share:
 Continuing operations                   $   0.80      1.01      1.15      1.05
 Discontinued Compression operations         0.04      0.05      0.06       .02
 Gain on sale of discontinued Compression
  operations                                  ---       ---       ---      1.01
-------------------------------------------------------------------------------
Net earnings                             $   0.84      1.06      1.21      2.08
===============================================================================

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 1, 2, 3, 5, 7 and 10 for detailed information regarding transactions which affect fiscal 1999 and 1998 quarterly amounts. Fiscal year 1999 company activity has been significantly affected by the downturn in activity and spending in the oil industry resulting from the drop in the price of oil which began in the Fall of 1997. A discussion of current market conditions appears in
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the company's 1999 annual report.

                                                                     SCHEDULE II

                        TIDEWATER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED MARCH 31, 1999, 1998, AND 1997
                                (IN THOUSANDS)


          Column A                  Column B    Column C   Column D    Column E
          --------                  --------    --------   --------    --------
                                                                        Balance
                                   Balance at                              at
                                   Beginning    Additions                End of
        Description                of period     at Cost    Deductions   Period
        -----------                ---------     -------    ----------   ------
           1999
Deducted in balance sheet from
 trade accounts receivables:
 Allowance for doubtful accounts    $14,078        685        3,638 (A)  11,125
                                    =======     ======        =====      ======
Deducted in balance sheet from
 other assets:
 Amortization of goodwill, prepaid
  rent and debt issuance costs      $12,219     10,092         ---       22,311
                                    =======     ======        =====      ======
           1998
Deducted in balance sheet from
 trade accounts receivable:
 Allowance for doubtful accounts    $10,330      3,992          244 (A)  14,078
                                    =======     ======        =====      ======
Deducted in balance sheet from
 other assets:
 Amortization of goodwill, prepaid
  rent and debt issuance costs      $ 3,028      9,191         ---       12,219
                                    =======     ======        =====      ======
           1997
Deducted in balance sheet from
 trade accounts receivables:
 Allowance for doubtful accounts    $ 7,866      3,148          684 (A)  10,330
                                    =======     ======        =====      ======
Deducted in balance sheet from
 other assets:
 Amortization of prepaid rent and
  debt issuance costs               $ 2,292        736         ---        3,028
                                    =======     ======        =====      ======


(A) Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

                                TIDEWATER INC.

                               EXHIBITS FOR THE

                          ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED MARCH 31, 1999

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

*10(a) - $200,000,000 Revolving Credit and Term Loan Agreement dated February
         18, 1999.

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

 10(i) - Change in Control Agreement dated September 30, 1996 between Tidewater
         Inc. and William C. O'Malley (filed with the Commission as Exhibit 10(k) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

 10(j) - Form of Change in Control Agreement entered into as of September 30,
         1996 with three executive officers (filed with the Commission as Exhibit 10(l) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

 10(k) - Tidewater Inc. 1996 Annual Incentive Plan (filed with the Commission as Exhibit 10(m) to the company annual report on Form 10-K for the fiscal year ended March 31, 1997).

 10(l) - Employment Agreement dated September 25, 1997 between Tidewater Inc.
         and William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 10-Q for the quarter ended September 30,
         1997).

 10(m) - Tidewater Inc. 1997 Stock Incentive Plan filed with the Commission as
         Exhibit 10(o) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

*21    - Subsidiaries of the Company.

*23    - Consents of Independent Auditors.

*27    - Financial Data Schedule.

   Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.