Form 10-Q
period 1999-06-30
TIDEWATER INC
filed 1999-07-22
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended June 30, 1999
                                                           -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
     ____________________________to____________________________

                         Commission file number 1-6311

                                TIDEWATER INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                72-0487776
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification Number)

   601 Poydras Street, Suite 1900, New Orleans, Louisiana       70130
-------------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:   (504) 568-1010
                                                     --------------------------
_______________________________________________________________________________
     Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               YES     X       NO
                                                     -----

55,604,693 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 20, 1999. Excluded from the calculation of shares outstanding at July 20, 1999 are 4,958,601 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

----------------------------------------------------------------------------------------------------------
                                                                            June 30,             March 31,
ASSETS                                                                        1999                 1999
----------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                               $   73,698                10,422
  Trade and other receivables                                                185,868               238,002
  Marine operating supplies                                                   26,075                27,971
  Other current assets                                                         4,300                 4,483
----------------------------------------------------------------------------------------------------------
     Total current assets                                                    289,941               280,878
----------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
  unconsolidated companies                                                    15,057                17,307
Properties and equipment:
  Vessels and related equipment                                            1,499,246             1,505,441
  Other properties and equipment                                              43,744                42,744
----------------------------------------------------------------------------------------------------------
                                                                           1,542,990             1,548,185
 Less accumulated depreciation                                               917,576               910,005
----------------------------------------------------------------------------------------------------------
     Net properties and equipment                                            625,414               638,180
----------------------------------------------------------------------------------------------------------
Goodwill, net                                                                344,884               347,176
Other assets                                                                 116,637               110,917
----------------------------------------------------------------------------------------------------------
                                                                          $1,391,933             1,394,458
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                       62,497                71,256
  Accrued property and liability losses                                        4,608                 6,605
  Income taxes                                                                 2,561                 4,485
----------------------------------------------------------------------------------------------------------
      Total current liabilities                                               69,666                82,346
----------------------------------------------------------------------------------------------------------
Deferred income taxes                                                        135,953               128,826
Accrued property and liability losses                                         60,593                66,052
Other liabilities and deferred credits                                        49,332                49,527
Stockholders' equity:
  Common stock of $.10 par value, 125,000,000 shares
    authorized, issued 60,563,294 shares at June
    and 60,566,857 shares at March                                             6,056                 6,057
  Other stockholders' equity                                               1,070,333             1,061,650
----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                           1,076,389             1,067,707
----------------------------------------------------------------------------------------------------------
                                                                          $1,391,933             1,394,458
==========================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

----------------------------------------------------------------------------------------------------------
                                                                                  Three Months Ended
                                                                                        June 30,
                                                                               ---------------------------
                                                                                     1999         1998
----------------------------------------------------------------------------------------------------------
Revenues:
  Vessel revenues                                                              $  148,277       267,633
  Other marine revenues                                                             6,253        17,244
----------------------------------------------------------------------------------------------------------
                                                                                  154,530       284,877
----------------------------------------------------------------------------------------------------------
Costs and expenses:
  Vessel operating costs                                                           91,892       136,069
  Costs of other marine revenues                                                    4,355        13,657
  Depreciation and amortization                                                    22,942        23,822
  General and administrative                                                       16,946        18,741
----------------------------------------------------------------------------------------------------------
                                                                                  136,135       192,289
----------------------------------------------------------------------------------------------------------
                                                                                   18,395        92,588
Other income (expenses):
  Foreign exchange gain (loss)                                                        (72)           14
  Gain on sales of assets                                                           2,359         1,653
  Equity in net earnings of unconsolidated companies                                1,986         1,762
  Minority interests                                                                 (247)         (615)
  Interest and miscellaneous income                                                 1,914           893
  Interest and other debt costs                                                      (126)         (460)
----------------------------------------------------------------------------------------------------------
                                                                                    5,814         3,247
----------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                       24,209        95,835
Income taxes                                                                        7,747        33,063
----------------------------------------------------------------------------------------------------------
Net earnings                                                                   $   16,462        62,772
==========================================================================================================

Earnings per common share                                                      $      .30          1.06
==========================================================================================================

Diluted earnings per common share                                              $      .30          1.05
==========================================================================================================

Weighted average common shares outstanding                                     55,498,319    59,359,546
Incremental common shares from stock options                                      167,498       156,993
----------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                                        55,665,817    59,516,539
==========================================================================================================

Cash dividends declared per common share                                       $      .15           .15
==========================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

----------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended
                                                                                      June 30,
                                                                            ------------------------------
                                                                                1999           1998
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   $ 80,535        104,409
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of assets                                                3,679          2,923
  Additions to properties and equipment                                      (12,787)        (9,991)
  Tax payments related to sale of Compression operations                         ---        (67,810)
  Other                                                                           37           (118)
----------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                     (9,071)       (74,996)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt                                           ---        (25,000)
  Credit facility borrowings                                                     ---         40,000
  Proceeds from issuance of common stock                                         150            405
  Common stock purchased                                                         ---        (16,195)
  Dividends paid                                                              (8,338)        (8,911)
----------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                     (8,188)        (9,701)
----------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                       63,276         19,712
Cash and cash equivalents at beginning of period                              10,422         24,977
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 73,698         44,689
==========================================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Interest                                                                $    197            181
    Income taxes                                                            $  6,779         75,713
==========================================================================================================

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

(2)  Stockholders' Equity

At June 30, 1999 and March 31, 1999, 4,960,866 and 4,985,860 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 32% and 34.5% for the quarters ended June 30, 1999 and 1998, respectively.

(4)  Year 2000


Disclosure concerning year 2000 (Y2K) issues facing the company is included as part of management's discussion and analysis at page 13 of this report.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------

The Board of Directors and Shareholders
Tidewater Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 1999 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated April 27, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                Ernst & Young LLP


New Orleans, Louisiana
July 19, 1999

Item 2.  Management's Discussion and Analysis
         ------------------------------------

The company provides services to the international offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet which is ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

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

MARINE OPERATIONS
-----------------

Offshore service vessels provide a diverse range of services to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize the impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition.

The following table compares revenues and operating expenses (excluding general and administrative expense and depreciation expense) for the company's vessel fleet for the quarters ended June 30 and March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.


                                                                            Quarter
                                                    Quarter Ended            Ended
                                                       June 30,             March 31,
                                                ---------------------
(in thousands)                                  1999             1998         1999
-------------------------------------------------------------------------------------
Revenues:
  Vessel revenues:
     United States                          $ 32,758          110,009          43,631
     International                           115,519          157,624         139,479
-------------------------------------------------------------------------------------
                                             148,277          267,633         183,110
 Other marine revenues                         6,253           17,244          13,786
-------------------------------------------------------------------------------------
                                            $154,530          284,877         196,896
=====================================================================================
Operating costs:
  Vessel operating costs:
     Crew costs                             $ 53,409           67,929          60,082
     Repair and maintenance                   17,062           43,126          25,771
     Insurance                                 5,297            5,833           5,678
     Fuel, lube and supplies                   6,984            9,997           7,360
     Other                                     9,140            9,184           9,950
-------------------------------------------------------------------------------------
                                              91,892          136,069         108,841
Cost of other marine revenues                  4,355           13,657          10,322
-------------------------------------------------------------------------------------
                                            $ 96,247          149,726         119,163
=====================================================================================

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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $8.1 million of billings as of June 30, 1999 ($9.7 million of billings as of March 31, 1999), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue when the uncertainty has been reduced.

Marine operating profit and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

                                                                          Quarter
                                                        Quarter Ended      Ended
                                                           June 30,      March 31,
                                                      -----------------
(in thousands)                                          1999     1998       1999
-----------------------------------------------------------------------------------
Vessel activity:
  United States                                       $  (397)  53,487         965
  International                                        21,047   39,052      39,025
-----------------------------------------------------------------------------------
                                                       20,650   92,539      39,990
Gain (loss) on sales of assets                          2,357    1,653      (4,799)
Other marine services                                   1,664    3,392       3,321
-----------------------------------------------------------------------------------
Operating profit                                      $24,671   97,584      38,512
-----------------------------------------------------------------------------------
Equity in net earnings of unconsolidated companies      1,986    1,762       2,228
Interest and other debt costs                            (126)    (460)       (395)
Corporate general and administrative                   (2,945)  (3,378)     (2,916)
Other income                                              623      327       1,085
-----------------------------------------------------------------------------------
Earnings before income taxes                          $24,209   95,835      38,514
===================================================================================

Current quarter operating profit decreased significantly from the comparative amount in fiscal year 1999 due to declines in utilization, average day rates and active vessels for the worldwide fleet. Declines in revenues were somewhat offset by reductions in vessel operating costs for the worldwide fleet.
Declines in utilization and average day rates are directly related to the current oil industry downturn. This downturn in activity and spending in the oil industry commenced with the drop in the price of oil in the fall of 1997 due primarily to worldwide oil surpluses. Cutbacks in customer drilling programs resulted, negatively affecting the U.S. Gulf of Mexico vessel market first as the duration of vessel contracts in this region normally range from one to three months. The number of working drilling rigs in the U.S. Gulf of Mexico declined steadily throughout fiscal year 1999 and, while oil prices have been trending upwards since the beginning of this quarter, the number of active drilling rigs has remained at a low level during the current quarter.

U.S.-based vessel revenues for the current quarter have decreased by approximately 70% as compared to the same period in fiscal year 1999 resulting in a small operating loss for the current quarter. Average utilization and average day rates for the U.S.-based towing-supply/supply vessels for the current quarter have decreased by approximately 45% and 52%, respectively, as compared to the quarter ended June 30, 1998. Weak domestic activity is expected to continue for some time with the decline in the number of working drilling rigs. In addition the expected delivery of even more newly-constructed supply vessels to various industry competitors may create an even further imbalance and/or delay a recovery in the Gulf of Mexico supply vessel market thereby putting continued downward pressure on vessel utilization and day rates.

Current quarter international-based vessel operating profit decreased approximately 46% as compared to the same quarter in fiscal year 1999 as international-based vessel utilization and day rates showed their most significant quarterly decrease thus far in the current oil industry downturn. International activity has not yet been as dramatically affected by the downturn as the U.S. Gulf of Mexico due primarily to the longer-term nature of international vessel contracts. However, the prolonged drop in oil prices has resulted in curtailments of customer projects, thus lowering vessel demand which will likely continue for the remainder of fiscal year 2000.

In response to the oil industry downturn the following actions were taken during the previous quarter. The company began stacking and removing from its actively marketed fleet those vessels that cannot find gainful employment. Drydockings associated with the stacked vessels have been deferred thus reducing repair and maintenance costs in the current quarter versus the same quarter in fiscal year 1999 and the preceding quarter. Reductions in crew personnel were also made and may continue throughout fiscal year 2000 as necessary. These personnel reductions lowered crew costs in the current quarter versus the same quarter in fiscal year 1999 and the preceding quarter.

Current quarter operating profit decreased significantly as compared to the preceding quarter's amount due to continued declines in utilization and average day rates for the worldwide fleet. Declines in revenues were offset somewhat by a decrease in operating expenses for the worldwide fleet. Declines in worldwide utilization and average day rates were expected as the oil industry continues to curtail spending during this current downturn. International-based vessel operating profit for the current quarter declined approximately 46% versus the preceding quarter's amount. U.S.-based vessels incurred a small operating loss for the current quarter as compared to an operating profit of just under a million dollars in the preceding quarter. Crew costs and repair and maintenance costs decreased as the result of cost-saving measures as described earlier. Included in gain (loss) on sales of assets in the previous quarter is a writedown of $7.8 million to reduce the carrying value of certain vessels. The writedown resulted from a review of the recoverability of the values of certain vessels. The review was performed due to industry conditions and having stacked and withdrawn from the active fleet several vessels at March 31, 1999.

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


                                                          Quarter
                                         Quarter Ended     Ended
                                            June 30,     March 31,
                                        ---------------
                                         1999     1998     1999
-------------------------------------------------------------------
UTILIZATION:
------------
 Domestic-based fleet:
 --------------------
  Towing-supply/supply                   47.2%    85.4     60.1
  Crew/utility                           77.3     88.8     84.1
  Offshore tugs                          38.9     61.1     38.1
  Other                                  46.6     45.7     35.2
  Total                                  49.4%    79.9     58.3
 International-based fleet :
 -------------------------
  Towing-supply/supply                   71.9%    86.3     79.2
  Crew/utility                           89.2     80.2     89.6
  Offshore tugs                          65.4     76.1     70.1
  Safety/standby                         77.5     80.7     75.2
  Other                                  52.1     67.9     72.1
  Total                                  72.0%    82.2     78.5
 Worldwide fleet:
 ----------------
  Towing-supply/supply                   62.6%    85.9     72.2
  Crew/utility                           85.2     83.6     87.7
  Offshore tugs                          54.1     69.6     56.8
  Safety/standby                         77.5     80.7     75.2
  Other                                  50.9     62.7     63.5
  Total                                  64.1%    81.4     71.5
===================================================================

AVERAGE VESSEL DAY RATES:
-------------------------
 Domestic-based fleet:
 ---------------------
  Towing-supply/supply                 $3,734    7,709    4,043
  Crew/utility                          1,806    2,280    2,014
  Offshore tugs                         6,028    7,649    7,311
  Other                                 1,345    3,449    2,006
  Total                                 3,572    6,658    3,968
 International-based fleet:
 --------------------------
  Towing-supply/supply                 $5,698    6,523    6,229
  Crew/utility                          2,250    2,447    2,399
  Offshore tugs                         4,048    4,273    4,411
  Safety/standby                        6,094    6,541    6,014
  Other                                 1,265      876    1,250
  Total                                $4,676    5,330    5,024
 Worldwide fleet:
 ----------------
  Towing-supply/supply                 $5,143    6,975    5,555
  Crew/utility                          2,114    2,376    2,270
  Offshore tugs                         4,652    5,558    5,218
  Safety/standby                        6,094    6,541    6,014
  Other                                 1,282    1,313    1,347
  Total                                $4,377    5,806    4,725
===================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30 and March 31:

                                                                                      Quarter
                                                                  Quarter Ended        Ended
                                                                    June 30,         March 31,
                                                                ----------------
                                                                1999        1998       1999
---------------------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
  Towing-supply/supply                                           131         142        134
  Crew/utility                                                    26          35         28
  Offshore tugs                                                   37          40         37
  Other                                                           10          10         10
---------------------------------------------------------------------------------------------
  Total                                                          204         227        209
---------------------------------------------------------------------------------------------
International-based fleet:
--------------------------
  Towing-supply/supply                                           219         228        228
  Crew/utility                                                    50          54         53
  Offshore tugs                                                   50          53         53
  Safety/standby                                                  25          29         26
  Other                                                           33          32         33
---------------------------------------------------------------------------------------------
  Total                                                          377         396        393
---------------------------------------------------------------------------------------------
  Owned or chartered vessels included in marine revenues         581         623        602
  Vessels held for sale                                           50          26         40
  Joint-venture and other                                         46          48         47
---------------------------------------------------------------------------------------------
   Total                                                         677         697        689
=============================================================================================

In July 1999 the company acquired six new-build vessels from an industry competitor for an aggregate price of approximately $22 million. Also in July 1999 the company sold all of its safety/standby vessels for approximately $40 million.

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

                                                                                    Quarter
                                                             Quarter Ended           Ended
                                                                June 30,           March 31,
                                                           -----------------
      (in thousands)                                       1999        1998          1999
---------------------------------------------------------------------------------------------
Personnel                                                $10,133      11,125         10,515
Office and property                                        2,899       3,309          3,361
Sales and marketing                                        1,110       1,471          1,295
Professional services                                      1,232       1,625          1,533
Other                                                      1,572       1,211           (447)
---------------------------------------------------------------------------------------------
                                                         $16,946      18,741         16,257
=============================================================================================

During the quarter ended March 31, 1999 the company reversed approximately $966,000 of previously recorded bad debt expense when payment was received for an overdue receivable from one customer.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas.
Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At June 30, 1999, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Excluding the tax payments related to the sale of Compression operations included in the three-months ended June 30, 1998, investing activities for the quarters ended June 30, 1999 and 1998 were comparable with no significant activity. Financing activities for the quarter ended June 30, 1999 included $8.3 million of cash for quarterly cash dividends of $.15 per share.

INFLATION AND CURRENCY FLUCTUATIONS
-----------------------------------

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risks. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars.

Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company's operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As this spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may mitigate the effects on the company from the inflationary effects on operating costs.

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

YEAR 2000
---------

The Year 2000 (Y2K) issue is the result of computer programs written using two digits rather than four to define the applicable year. In response to the Y2K issue, the company began a program in fiscal 1997 designed to identify, assess and address significant Y2K issues in its information technology (IT) systems and non-IT systems. As of June 30, 1999, the company believes that it is on schedule to successfully implement any required systems and equipment modifications that might be necessary to make the company's critical systems Y2K compliant before December 31, 1999.

The company's critical IT systems are comprised primarily of the company's mainframe computer and the software programs used on the mainframe, including general ledger accounting and financial reporting software programs and related application modules, personnel and payroll systems, and an insurance claims and accounting system. The assessment of the company's IT systems found that some of the IT systems were not Y2K compliant. Approximately 90% of the changes necessary to make these systems Y2K compliant have been completed, with the remaining changes expected to be completed well in advance of year end. Because many of the company's computer systems have been upgraded or replaced in recent years as part of the company's ongoing upgrade program, specific Y2K compliance costs have been insignificant to date (believed to be less than $100,000). Remaining compliance costs related to the IT systems are also expected to be insignificant (probably less than $100,000) because the company will continue to utilize existing personnel resources to assist in the implementation of its Y2K compliance initiative.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

No change from 1999 annual report disclosure.

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



                          TIDEWATER INC.
                          ------------------------------------------------------
                          (Registrant)



Date:  July 20, 1999                   /s/ William C. O'Malley
                          ------------------------------------------------------
                          William C. O'Malley
                          Chairman of the Board, President and
                          Chief Executive Officer



Date:  July 20, 1999                   /s/ Ken C. Tamblyn
                          ------------------------------------------------------
                          Ken C. Tamblyn
                          Executive Vice President and
                          Chief Financial Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit
Number
------

 3   Amended and Restated Bylaws Dated May 20, 1999

15   Letter re Unaudited Interim Financial Information

27   Financial Data Schedule