Form 10-Q
period 1999-09-30
TIDEWATER INC
filed 1999-10-21
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended September 30, 1999
                                                  ------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
     ________________________________ to ________________________________


                         Commission file number 1-6311

                                TIDEWATER INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         DELAWARE                                           72-0487776
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                         Identification Number)

  601 Poydras Street, Suite 1900, New Orleans, Louisiana         70130
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (504) 568-1010
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

                                          YES    X        NO
                                               -----

55,620,585 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 19, 1999. Excluded from the calculation of shares outstanding at October 19, 1999 are 4,942,609 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

----------------------------------------------------------------------------------------------------------------
                                                                         September 30,            March 31,
ASSETS                                                                       1999                    1999
----------------------------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                                  $  136,725                   10,422
 Trade and other receivables                                                   171,751                  238,002
 Marine operating supplies                                                      27,795                   27,971
 Other current assets                                                            3,415                    4,483
----------------------------------------------------------------------------------------------------------------
   Total current assets                                                        339,686                  280,878
----------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                                       16,320                   17,307
Properties and equipment:
 Vessels and related equipment                                               1,433,247                1,505,441
 Other properties and equipment                                                 42,637                   42,744
----------------------------------------------------------------------------------------------------------------
                                                                             1,475,884                1,548,185
 Less accumulated depreciation                                                 879,665                  910,005
----------------------------------------------------------------------------------------------------------------
   Net properties and equipment                                                596,219                  638,180
----------------------------------------------------------------------------------------------------------------
Goodwill, net                                                                  342,592                  347,176
Other assets                                                                   104,100                  110,917
----------------------------------------------------------------------------------------------------------------
                                                                            $1,398,917                1,394,458
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                                          64,577                   71,256
 Accrued property and liability losses                                           4,364                    6,605
 Income taxes                                                                    1,801                    4,485
----------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                    70,742                   82,346
----------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                          135,961                  128,826
Accrued property and liability losses                                           53,164                   66,052
Other liabilities and deferred credits                                          51,408                   49,527
Stockholders' equity:
 Common stock of $.10 par value, 125,000,000 shares
   authorized, issued 60,563,194 shares at September
   and 60,566,857 shares at March                                                6,056                    6,057
 Other stockholders' equity                                                  1,081,586                1,061,650
----------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                1,087,642                1,067,707
----------------------------------------------------------------------------------------------------------------
                                                                            $1,398,917                1,394,458
===============================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

------------------------------------------------------------------------------------------------------------------
                                                          Quarter Ended                     Six Months Ended
                                                           September 30,                       September 30,
                                                     -----------------------             -------------------------
                                                         1999         1998                  1999           1998
                                                     ----------   ----------             ---------      ----------
Revenues:
 Vessel revenues                                   $   129,735      242,912                278,012         510,545
 Other marine revenues                                   9,211       11,323                 15,464          28,567
------------------------------------------------------------------------------------------------------------------
                                                       138,946      254,235                293,476         539,112
------------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Vessel operating costs                                 77,431      123,892                169,323         259,961
 Costs of other marine revenues                          7,434        8,670                 11,789          22,327
 Depreciation and amortization                          20,335       23,977                 43,277          47,799
 General and administrative                             16,647       18,451                 33,593          37,192
------------------------------------------------------------------------------------------------------------------
                                                       121,847      174,990                257,982         367,279
------------------------------------------------------------------------------------------------------------------
                                                        17,099       79,245                 35,494         171,833
Other income (expenses):
 Foreign exchange gain                                     275          355                    203             369
 Gain on sales of assets                                 6,605          987                  8,964           2,640
 Equity in net earnings of unconsolidated companies      1,900        1,767                  3,886           3,529
 Minority interests                                        (44)        (353)                  (291)           (968)
 Interest and miscellaneous income                       2,100        1,134                  4,014           2,027
 Interest and other debt costs                            (163)      (1,015)                  (289)         (1,475)
------------------------------------------------------------------------------------------------------------------
                                                        10,673        2,875                 16,487           6,122
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                            27,772       82,120                 51,981         177,955
Income taxes                                             8,887       25,442                 16,634          58,505
------------------------------------------------------------------------------------------------------------------
Net earnings                                       $    18,885       56,678                 35,347         119,450
==================================================================================================================

Earnings per common share                          $       .34          .98                    .64            2.04
==================================================================================================================

Diluted earnings per common share                  $       .34          .98                    .64            2.03
==================================================================================================================

Weighted average common shares outstanding          55,523,727   57,791,444             55,511,093      58,528,321
Incremental common shares from stock options           304,923       78,799                236,211         117,896
------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares             55,828,650   57,870,243             55,747,304      58,646,217
==================================================================================================================

Cash dividends declared per common share           $       .15          .15                    .30             .30
==================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                  Quarter Ended                  Six Months Ended
                                                                   September 30,                   September 30,
                                                            ----------------------------      ---------------------
                                                                1999            1998            1999         1998
                                                            ------------     -----------      --------    ---------
Net cash provided by operating activities                   $  51,311            74,986        131,846      179,395
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of assets                                 49,647             3,412         53,326        6,335
 Additions to properties and equipment                        (29,652)           (6,827)       (42,439)     (16,818)
 Income tax payments related to sale of
    compression operations                                        ---              (301)           ---      (68,111)
 Other                                                             25               178             62           60
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities         20,020            (3,538)        10,949      (78,534)
===================================================================================================================
Cash flows from financing activities:
 Principal payments on long-term debt                             ---           (58,172)           ---      (83,172)
 Credit facility borrowings                                       ---            40,000            ---       80,000
 Proceeds from issuance of common stock                            38                32            188          437
 Common stock purchased                                           ---           (56,753)           ---      (72,948)
 Dividends paid                                                (8,342)           (8,712)       (16,680)     (17,623)
-------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                       (8,304)          (83,605)       (16,492)     (93,306)
-------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                        63,027           (12,157)       126,303        7,555
Cash and cash equivalents at beginning of period               73,698            44,689         10,422       24,977
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 136,725            32,532        136,725       32,532
===================================================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                                 $     129             1,172            326        1,353
   Income taxes                                             $  10,569            50,411         17,348      126,124
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

(2)  Stockholders' Equity

At September 30, 1999 and March 31, 1999, 4,944,997 and 4,985,860 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 32% for the quarter and six-month period ended September 30, 1999. The effective tax rate was 33.4% and 34% for the quarter and six-month period ended September 30, 1998, respectively, excluding a $2 million (or $.03 per share) reduction in deferred taxes resulting from the lowering of United Kingdom corporate income tax rates which had the effect of reducing the effective tax rate for the quarter and six-month period ended September 30, 1998 to 30.9% and 32.8%, respectively.

(4)  Year 2000

Disclosure regarding year 2000 (Y2K) issues facing the company is included as part of management's discussion and analysis at page 13 of this report.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------


The Board of Directors and Shareholders
Tidewater Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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


New Orleans, Louisiana
October 18, 1999

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1999. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities. Effective June 30, 1999 the company sold its fleet of safety-standby vessels. Revenues related to that fleet amounted to $10.7 million in the quarter ended June 30, 1999, $14.3 million in the quarter ended September 30, 1998, and $28.3 million in the six-month period ended September 30, 1998.

                                                                               Quarter
                                     Quarter Ended       Six Months Ended       Ended
                                     September 30,        September 30,        June 30,
                                   -----------------    -----------------    -----------
       (in thousands)                1999      1998      1999       1998         1999
---------------------------------------------------------------------------------------
Revenues:
 Vessel revenues:
   United States                   $ 34,918   81,081      67,676   191,090      32,758
   International                     94,817  161,831     210,336   319,455     115,519
--------------------------------------------------------------------------------------
                                    129,735  242,912     278,012   510,545     148,277
 Other marine revenues                9,211   11,323      15,464    28,567       6,253
--------------------------------------------------------------------------------------
                                   $138,946  254,235     293,476   539,112     154,530
======================================================================================
Operating costs:
 Vessel operating costs:
   Crew costs                      $ 44,135   66,409      97,544   134,338      53,409
   Repair and maintenance            16,334   32,873      33,396    75,999      17,062
   Insurance                          4,264    6,227       9,561    12,060       5,297
   Fuel, lube and supplies            5,508    8,897      12,492    18,894       6,984
   Other                              7,190    9,486      16,330    18,670       9,140
---------------------------------------------------------------------------------------
                                     77,431  123,892     169,323   259,961      91,892
 Costs of other marine revenues       7,434    8,670      11,789    22,327       4,355
--------------------------------------------------------------------------------------
                                   $ 84,865  132,562     181,112   282,288      96,247
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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $9.2 million of billings as of September 30, 1999 ($9.7 million of billings as of March 31, 1999), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue when the uncertainty has been reduced.

Marine operating profit and other components of earnings before income taxes for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1999 consist of the following:

                                                                                      Quarter
                                          Quarter Ended        Six Months Ended        Ended
                                          September 30,          September 30,        June 30,
                                        -----------------     ------------------    ----------
          (In thousands)                  1999      1998       1999       1998          1999
----------------------------------------------------------------------------------------------
Operating profit - vessel activity:
 United States                          $   399     28,881          2      82,368        (397)
 International                           18,633     51,866     39,680      90,918      21,047
----------------------------------------------------------------------------------------------
                                         19,032     80,747     39,682     173,286      20,650
Gains on sales of assets                  6,598        987      8,955       2,640       2,357
Other marine services                     1,661      2,467      3,325       5,859       1,664
----------------------------------------------------------------------------------------------
Operating profit                         27,291     84,201     51,962     181,785      24,671
----------------------------------------------------------------------------------------------
Equity in net earnings of
 unconsolidated companies                 1,900      1,767      3,886       3,529       1,986
Interest and other debt costs              (163)    (1,015)      (289)     (1,475)       (126)
Corporate general and administrative     (3,120)    (3,129)    (6,065)     (6,507)     (2,945)
Other income                              1,864        296      2,487         623         623
----------------------------------------------------------------------------------------------
Earnings before income taxes            $27,772     82,120     51,981     177,955      24,209
==============================================================================================

Operating profit for the quarter and six-month periods ended September 30, 1999 decreased significantly from the comparative periods in fiscal year 1999 due to declines in utilization, average day rates and active vessels for the worldwide fleet offset somewhat by reductions in vessel operating costs for the worldwide fleet. Declines in utilization and average day rates are directly related to the current oil industry downturn. This downturn in activity and spending in the oil industry commenced with the drop in the price of oil in the fall of 1997 due primarily to worldwide oil surpluses. Cutbacks in customer drilling programs resulted, negatively affecting the U.S. Gulf of Mexico vessel market first as the duration of vessel contracts in this region normally range from one to three months. Despite significant increases in the price of oil over the past six months, the number of working drilling rigs has not yet rebounded in full from its sharp decline experienced during fiscal year 1999.

U.S.-based vessel revenues for the quarter and six-month periods ended September 30, 1999 have decreased by approximately 57% and 65%, respectively, as compared to these same periods in fiscal year 1999 resulting in minimal operating profit for the current quarter and six-month period. Average day rates for the U.S.- based towing-supply/supply vessels (the company's major revenue-producing assets in the U.S.) for the current quarter and six-month period have decreased by approximately 45% and 49%, respectively, as compared to these same periods in fiscal year 1999. The number of working drilling rigs in the U.S. Gulf of Mexico has shown an upward trend during this quarter; however, weak vessel demand is expected to continue until further improvements in rig utilization occurs. In addition the expected delivery of several newly-constructed supply vessels to various industry competitors may create an even further imbalance and/or delay a recovery in the Gulf of Mexico supply vessel market, thereby putting continued downward pressure on vessel utilization and day rates.

International-based vessel operating profit for the quarter and six-month periods ended September 30, 1999 decreased approximately 64% and 56%, respectively, as compared to these same periods in fiscal year 1999 as international-based vessel utilization and average day rates continued their decline which began during the previous quarter. Up until six months ago, international activity had not been as dramatically affected by the oil industry downturn as the U.S. Gulf of Mexico due primarily to the longer-term nature of international vessel contracts. However, depressed oil prices up until the beginning of this fiscal year has resulted in curtailments of customer projects, thus lowering international vessel demand which will likely continue for the remainder of fiscal year 2000.

In response to the oil industry downturn the following actions have been taken. During the last quarter of fiscal year 1999 the company began stacking and removing from its actively marketed fleet those vessels that cannot find gainful employment. Drydockings associated with the stacked vessels have been deferred thus substantially reducing repair and maintenance costs for the current quarter and six-month period versus these same periods in fiscal year 1999. Reductions in crew personnel have also been made. These personnel reductions lowered crew costs for the quarter and six-month periods ended September 30, 1999 versus these same periods in fiscal year 1999 and the preceding quarter.

Current quarter operating results for the U.S.-based vessels show signs of stabilization as compared to the previous quarter. A slight increase in U.S.- based vessel utilization offset somewhat by a modest decline in the average day rates resulted in a small operating profit for the current quarter versus an operating loss in the preceding quarter. Increases in domestic oil prices and working drilling rigs appear to have reversed, for now, the declining vessel demand in the U.S. Gulf of Mexico vessel market.

Current quarter international-based vessel operating profit decreased approximately 11% from the preceding quarter as a result of continued declines in utilization and average day rates offset somewhat by reduced operating costs for the international fleet. Declines in utilization and average day rates for international-based vessels were expected as international activity is now being negatively affected by the depressed oil prices that were experienced throughout calendar year 1998. International operating costs, mainly crew costs, have been reduced because of the decreasing demand for international-based vessels. Also contributing to the reduction in international operating costs was the sale of the safety/standby vessel fleet in early July 1999 for approximately $40 million.

Gains on sales of assets increased in the current quarter due to an increase in vessel sales. Interest and other debt costs were negligible as the company had no outstanding debt during the current six-month period. Other income increased during the current six-month period as the result of interest earned on an increased cash balance.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1999:

                                                                         Quarter
                                Quarter Ended      Six Months Ended       Ended
                                September 30,        September 30,       June 30,
                               ----------------    -----------------    ----------
                                 1999    1998       1999       1998       1999
----------------------------------------------------------------------------------
UTILIZATION:
-----------
  Domestic-based fleet:
  --------------------
   Towing-supply/supply         52.3%     73.2        49.7      79.3        47.2
   Crew/utility                 74.1      86.5        75.7      87.7        77.3
   Offshore tugs                46.8      55.8        42.8      58.6        38.9
   Other                        76.8      48.2        61.1      47.0        46.6
   Total                        55.2%     71.0        52.3      75.5        49.4
  International-based fleet:
  -------------------------
   Towing-supply/supply         67.0%     84.0        69.5      85.1        71.9
   Crew/utility                 90.4      88.0        89.8      84.2        89.2
   Offshore tugs                51.2      71.7        58.2      73.8        65.4
   Safety/standby               ----      84.6        77.5      82.6        77.5
   Other                        48.3      69.8        50.2      68.8        52.1
   Total                        66.3%     81.8        69.2      82.0        72.0
  Worldwide fleet:
  ---------------
   Towing-supply/supply         61.6%     80.0        62.1      82.9        62.6
   Crew/utility                 84.9      87.5        85.0      85.6        85.2
   Offshore tugs                49.4      65.2        51.7      67.4        54.1
   Safety/standby               ----      84.6        77.5      82.6        77.5
   Other                        54.4      64.4        52.6      63.5        50.9
   Total                        62.3%     78.0        63.2      79.7        64.1
----------------------------------------------------------------------------------

AVERAGE VESSEL DAY RATES:
------------------------
  Domestic-based fleet:
  --------------------
   Towing-supply/supply       $3,484     6,331       3,603     7,075       3,734
   Crew/utility                1,790     2,121       1,798     2,205       1,806
   Offshore tugs               5,922     7,543       5,969     7,600       6,028
   Other                       1,250     3,053       1,288     3,241       1,345
   Total                      $3,427     5,631       3,496     6,180       3,572
  International-based fleet:
  -------------------------
   Towing-supply/supply       $5,522     6,643       5,613     6,583       5,698
   Crew/utility                2,172     2,406       2,211     2,425       2,250
   Offshore tugs               3,818     4,141       3,944     4,208       4,048
   Safety/standby               ----     6,351       6,087     6,444       6,094
   Other                       1,383       918       1,322       897       1,265
   Total                      $4,401     5,320       4,548     5,325       4,676
  Worldwide fleet:
  ---------------
   Towing-supply/supply       $4,878     6,536       5,012     6,761       5,143
   Crew/utility                2,059     2,303       2,086     2,338       2,114
   Offshore tugs               4,638     5,341       4,646     5,453       4,652
   Safety/standby               ----     6,351       6,087     6,444       6,094
   Other                       1,343     1,317       1,313     1,315       1,282
   Total                      $4,088     5,420       4,237     5,616       4,377
================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1999:

                                                                                   Quarter
                                          Quarter Ended    Six Months Ended         Ended
                                          September 30,      September 30,         June 30,
                                         ---------------  -------------------
                                          1999     1998    1999         1998        1999
--------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
  Towing-supply/supply                     129      139      130         141         131
  Crew/utility                              26       33       26          34          26
  Offshore tugs                             36       38       37          39          37
  Other                                      9       10        9          10          10
--------------------------------------------------------------------------------------------
  Total                                    200      220      202         224         204
--------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
  Towing-supply/supply                     219      234      219         231         219
  Crew/utility                              50       56       50          55          50
  Offshore tugs                             52       54       51          54          50
  Safety/standby                           ---       29       12          29          25
  Other                                     33       31       33          31          33
--------------------------------------------------------------------------------------------
  Total                                    354      404      365         400         377
--------------------------------------------------------------------------------------------
Owned or chartered vessels included in
  marine revenues                          554      624      567         624         581
Vessels held for sale                       43       25       47          26          50
Joint-venture and other                     44       49       45          49          46
--------------------------------------------------------------------------------------------
Total                                      641      698      659         699         677
============================================================================================

During the current quarter the company acquired six new-build vessels from an industry competitor for an aggregate price of approximately $22 million. The package of vessels included one supply vessel, two offshore tugs and three crew boats. At September 30, 1999, four of the vessels were still under construction and were not included in the vessel count. Also during the current quarter the company sold all of its safety/standby vessels for approximately $40 million in an all cash transaction. This specialized fleet was sold because it did not conform with the company's long-range strategies.

General and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 1999:

                                                            Quarter
                          Quarter Ended   Six Months Ended   Ended
                          September 30,    September 30,    June 30,
                         ---------------  ----------------
(In thousands)            1999     1998    1999     1998      1999
--------------------------------------------------------------------
Personnel                $ 9,916  11,110   20,049   22,235    10,133
Office and property        2,752   3,327    5,651    6,636     2,899
Sales and marketing        1,058   1,209    2,168    2,680     1,110
Professional services      1,353   1,083    2,585    2,708     1,232
Other                      1,568   1,722    3,140    2,933     1,572
--------------------------------------------------------------------
                         $16,647  18,451   33,593   37,192    16,946
====================================================================

General and administrative expenses for the current quarter and six-month period decreased as compared to these same periods in fiscal year 1999 due to the declining business environment and also personnel reductions resulting from the sale of the safety/standby vessel fleet.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At September 30, 1999, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Investing activities for the six months ended September 30, 1999 provided $10.9 million of cash which included $53.3 million from proceeds from sales of assets, primarily the safety/standby fleet for approximately $40 million during the current quarter. Sale proceeds were offset by additions to properties and equipment totaling $42.4 million comprised of approximately $5.1 million in capitalized repairs and maintenance and approximately $35.3 million in new construction. The new construction includes approximately $18.3 million for the purchase of six new-build vessels from an industry competitor as previously discussed. Financing activities includes quarterly cash dividends of $.15 per share.

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

ENVIRONMENTAL MATTERS
---------------------

During the ordinary course of business the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. Compliance with existing governmental regulations which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment if accidents occur. In addition the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

YEAR 2000
---------

The Year 2000 (Y2K) issue is the result of computer programs written using two digits rather than four to define the applicable year. In response to the Y2K issue, the company began a program in fiscal 1997 designed to identify, assess and address significant Y2K issues in its information technology (IT) systems and non-IT systems. As of September 30, 1999, the company believes that it is on schedule to successfully implement any required systems and equipment modifications that might be necessary to make the company's critical systems Y2K compliant before December 31, 1999.

The company's critical IT systems are comprised primarily of the company's mainframe computer and the software programs used on the mainframe, including general ledger accounting and financial reporting software programs and related application modules, personnel and payroll systems, and an insurance claims and accounting system. The assessment of the company's IT systems found that some of the IT systems were not Y2K compliant. Approximately 95% of the changes necessary to make these systems Y2K compliant have been completed, with the remaining changes expected to be completed well in advance of year end. Because many of the company's computer systems have been upgraded or replaced in recent years as part of the company's ongoing upgrade program, specific Y2K compliance costs have been insignificant to date (believed to be less than $100,000). Remaining compliance costs related to the IT systems are also expected to be insignificant (probably less than $100,000) because the company will continue to utilize existing personnel resources to assist in the implementation of its Y2K compliance initiative.

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

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

A. The Annual Meeting of Stockholders of the company was held in New Orleans, Louisiana on July 27, 1999.

B. Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

                                                Nominee or Director
     Name                                       Continuing in Office
     ----                                       --------------------

     Robert H. Boh                              Nominee
     Donald T. Bollinger                        Nominee
     Arthur R. Carlson                          Director Continuing in Office
     Larry D. Hornbeck                          Nominee
     Hugh J. Kelly                              Director Continuing in Office
     John P. Laborde                            Director Continuing in Office
     Jon C. Madonna                             Nominee
     Paul W. Murrill                            Director Continuing in Office
     William C. O'Malley                        Director Continuing in Office
     Lester Pollack                             Director Continuing in Office
     J. Hugh Roff, Jr.                          Director Continuing in Office
     Donald G. Russell                          Nominee


C. The company's Stockholders voted as follows with respect to the proposals presented at the meeting:

     1. Robert H. Boh was elected director with 50,541,933 votes cast for and 541,067 votes withheld.

     2. Donald T. Bollinger was elected director with 50,544,344 votes cast for and 538,656 votes withheld.

     3. Larry D. Hornbeck was elected director with 50,542,338 votes cast for and 540,662 votes withheld.

     4. Jon C. Madonna was elected director with 50,421,485 votes cast for and 661,515 votes withheld.

     5. Donald G. Russell was elected director with 50,541,596 votes cast for and 541,404 votes withheld.

     6. The selection of Ernst & Young LLP as the company's independent accountants for the fiscal year ending March 31, 2000 was ratified with 50,825,174 votes cast for, 88,354 votes against and 169,472 abstentions.


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



                                           TIDEWATER INC.
                                           ------------------------------------
                                           (Registrant)



Date:  October 19, 1999                      /s/ William C. O'Malley
                                           ------------------------------------
                                           William C. O'Malley
                                           Chairman of the Board, President and
                                           Chief Executive Officer



Date:  October 19, 1999                      /s/ Ken C. Tamblyn
                                           ------------------------------------
                                           Ken C. Tamblyn
                                           Executive Vice President and
                                           Chief Financial Officer (Principal
                                           Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number
------

  15     Letter re Unaudited Interim Financial Information

  27     Financial Data Schedule