Form 10-Q
period 1999-12-31
TIDEWATER INC
filed 2000-01-20
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended December 31, 1999
                                                  -----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

     _____________________________________ to _________________________________

                         Commission file number 1-6311
                                                ------

                                TIDEWATER INC.
     ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                  72-0487776
     ---------------------------------------------------------------------------
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification Number)

       601 Poydras Street, Suite 1900, New Orleans, Louisiana    70130
     ---------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

     Registrant's telephone number, including area code:      (604) 568-1010
                                                        ------------------------

                                   NOT APPLICABLE
     ---------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES        X        NO __________
                                            -------

     55,638,153 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 17, 2000. Excluded from the calculation of shares outstanding at January 17, 2000 are 4,926,741 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                          PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------------
                                                               December 31,  March 31,
ASSETS                                                            1999         1999
--------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                       $  159,129     10,422
 Trade and other receivables                                        166,347    238,002
 Marine operating supplies                                           24,702     27,971
 Other current assets                                                 2,614      4,483
--------------------------------------------------------------------------------------
   Total current assets                                             352,792    280,878
--------------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                            17,859     17,307
Properties and equipment:
 Vessels and related equipment                                    1,377,897  1,505,441
 Other properties and equipment                                      42,580     42,744
--------------------------------------------------------------------------------------
                                                                  1,420,477  1,548,185
 Less accumulated depreciation                                      845,883    910,005
--------------------------------------------------------------------------------------
   Net properties and equipment                                     574,594    638,180
--------------------------------------------------------------------------------------
Goodwill, net                                                       340,298    347,176
Other assets                                                        119,007    110,917
--------------------------------------------------------------------------------------
                                                                 $1,404,550  1,394,458
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                               57,000     71,256
 Accrued property and liability losses                                4,474      6,605
 Income taxes                                                         1,446      4,485
--------------------------------------------------------------------------------------
   Total current liabilities                                         62,920     82,346
--------------------------------------------------------------------------------------
Deferred income taxes                                               133,979    128,826
Accrued property and liability losses                                51,312     66,052
Other liabilities and deferred credits                               52,635     49,527
Stockholders' equity:
 Common stock of $.10 par value, 125,000,000 shares
   authorized, issued 60,564,894 shares at
   December and 60,566,857 shares at March                            6,056      6,057
 Other stockholders' equity                                       1,097,648  1,061,650
--------------------------------------------------------------------------------------
   Total stockholders' equity                                     1,103,704  1,067,707
--------------------------------------------------------------------------------------
                                                                 $1,404,550  1,394,458
======================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
-------------------------------------------------------------------------------------------------------------
                                                              Quarter Ended             Nine Months Ended
                                                               December 31,                December 31,
                                                        -------------------------   -------------------------
                                                            1999         1998           1999         1998
-------------------------------------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                         $   128,655      217,393        406,667      727,938
 Other marine revenues                                        13,115       15,591         28,579       44,158
-------------------------------------------------------------------------------------------------------------
                                                             141,770      232,984        435,246      772,096
-------------------------------------------------------------------------------------------------------------
Costs and expenses:
 Vessel operating costs                                       77,743      123,598        247,066      383,559
 Costs of other marine revenues                               11,821       12,023         23,610       34,350
 Depreciation and amortization                                19,780       23,635         63,057       71,434
 General and administrative                                   14,934       20,019         48,527       57,211
-------------------------------------------------------------------------------------------------------------
                                                             124,278      179,275        382,260      546,554
-------------------------------------------------------------------------------------------------------------
                                                              17,492       53,709         52,986      225,542
Other income (expenses):
 Foreign exchange gain (loss)                                    (87)        (141)           116          228
 Gain on sales of assets                                       2,074        5,108         11,038        7,748
 Equity in net earnings of unconsolidated companies            2,583        1,748          6,469        5,277
 Minority interests                                             (189)        (268)          (480)      (1,236)
 Interest and miscellaneous income                             3,630          691          7,644        2,718
 Interest and other debt costs                                  (160)        (575)          (449)      (2,050)
-------------------------------------------------------------------------------------------------------------
                                                               7,851        6,563         24,338       12,685
-------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                  25,343       60,272         77,324      238,227
Income taxes                                                   3,110       20,492         19,744       78,997
-------------------------------------------------------------------------------------------------------------
Net earnings                                             $    22,233       39,780         57,580      159,230
=============================================================================================================

Earnings per common share                                $       .40          .71           1.04         2.76
=============================================================================================================

Diluted earnings per common share                        $       .40          .71           1.03         2.75
=============================================================================================================

Weighted average common shares outstanding                55,538,001   56,200,393     55,518,963   57,748,891
Incremental common shares from stock options                 275,781       46,233        249,401       94,008
-------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                   55,813,782   56,246,626     55,768,364   57,842,899
=============================================================================================================

Cash dividends declared per common share                 $       .15          .15            .45          .45
=============================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                       Quarter Ended      Nine Months Ended
                                                        December 31,         December 31,
                                                     ------------------   -----------------
                                                       1999      1998      1999       1998
                                                     -------------------  -----------------
Net cash provided by operating activities              32,235    71,234   164,081    250,629
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of assets                         7,088    11,268    60,414     17,603
  Additions to properties and equipment                (8,710)  (21,581)  (51,149)   (38,399)
  Income tax payments related to sale of
     compression operations                               ---      (236)      ---    (68,347)
 Other                                                     80       135       142        195
--------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing
         activities                                    (1,542)  (10,178)    9,407    (20,601)
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Principal payments on long-term debt                    ---   (25,000)      ---   (108,172)
  Credit facility borrowings                              ---       ---       ---     80,000
  Proceeds from issuance of common stock                   55        59       243        496
  Common stock purchased                                  ---   (36,364)      ---   (109,312)
  Dividends paid                                       (8,344)   (8,436)  (25,024)   (26,059)
--------------------------------------------------------------------------------------------
     Net cash used in financing activities             (8,289)  (69,741)  (24,781)  (163,047)
--------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                22,404    (8,921)  148,707     (1,366)
Cash and cash equivalents at beginning of period      136,725    32,532    10,422     24,977
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $159,129    23,611   159,129     23,611
============================================================================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                        $      2       673       328      2,026
     Income taxes                                    $  2,428    22,368    19,776    148,492
============================================================================================

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

(2)  Stockholders' Equity

At December 31, 1999 and March 31, 1999, 4,928,583 and 4,985,860 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate was 32% for the quarter and nine-month periods ended December 31, 1999, excluding a $5 million (or $.09 per share) reduction in previously provided taxes resulting from the company's settlement in the current quarter of open income tax audits which had the effect of reducing the effective tax rate for the quarter and nine-month periods ended December 31, 1999 to 12.3% and 25.5%, respectively. The effective tax rate was 34% for the quarter and nine-month periods ended December 31, 1998, excluding a $2 million (or $.03 per share) second quarter reduction in deferred taxes resulting from the lowering of United Kingdom corporate income tax rates which had the effect of reducing the effective tax rate for the nine-month period ended December 31, 1998 to 33.2%.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------

The Board of Directors and Shareholders
Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. as of December 31, 1999, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
January 17, 2000

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1999. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.

                                                                         Quarter
                                     Quarter Ended    Nine Months Ended   Ended
                                     December 31,       December 31,     Sept 30,
                                   -----------------  -----------------  --------
     (In thousands)                  1999      1998     1999     1998      1999
---------------------------------------------------------------------------------
Revenues:
 Vessel revenues:
     United States                 $ 36,444   61,440   104,120  252,530    34,918
     International                   92,211  155,953   302,547  475,408    94,817
---------------------------------------------------------------------------------
                                    128,655  217,393   406,667  727,938   129,735
 Other marine revenues               13,115   15,591    28,579   44,158     9,211
---------------------------------------------------------------------------------
                                   $141,770  232,984   435,246  772,096   138,946
=================================================================================
Operating costs:
 Vessel operating costs:
     Crew costs                    $ 45,103   67,594   142,647  201,932    44,135
     Repair and maintenance          13,819   30,339    47,215  106,338    16,334
     Insurance                        5,168    6,478    14,729   18,538     4,264
     Fuel, lube and supplies          6,174    8,974    18,666   27,868     5,508
     Other                            7,479   10,213    23,809   28,883     7,190
---------------------------------------------------------------------------------
                                     77,743  123,598   247,066  383,559    77,431
 Costs of other marine revenues      11,821   12,023    23,610   34,350     7,434
---------------------------------------------------------------------------------
                                   $ 89,564  135,621   270,676  417,909    84,865
=================================================================================

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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $11.5 million of billings as of December 31, 1999 ($9.7 million of billings as of March 31, 1999), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue when the uncertainty has been reduced.

Marine operating profit and other components of earnings before income taxes for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1999 consist of the following:

                                                                                 Quarter
                                          Quarter Ended     Nine Months Ended     Ended
                                          December 31,        December 31,      Sept 30,
                                        -----------------  -------------------  --------
       (In thousands)                     1999      1998     1999      1998       1999
----------------------------------------------------------------------------------------
Vessel activity:
  United States                         $   379   13,043       381     95,411        399
  International                          18,617   41,270    58,297    132,188     18,633
----------------------------------------------------------------------------------------
                                         18,996   54,313    58,678    227,599     19,032
Gain on sales of assets                   2,074    5,108    11,029      7,748      6,598
Other marine services                     1,162    3,346     4,487      9,205      1,661
----------------------------------------------------------------------------------------
Operating profit                         22,232   62,767    74,194    244,552     27,291
----------------------------------------------------------------------------------------
Equity in net earnings of
  unconsolidated companies                2,583    1,748     6,469      5,277      1,900
Interest and other debt costs              (160)    (575)     (449)    (2,050)      (163)
Corporate general and administrative     (2,481)  (3,685)   (8,546)   (10,192)    (3,120)
Other income                              3,169       17     5,656        640      1,864
----------------------------------------------------------------------------------------
Earnings from continuing operations
  before income taxes                   $25,343   60,272    77,324    238,227     27,772
========================================================================================

Operating profit for the quarter and nine-month periods ended December 31, 1999 decreased from the comparative periods in fiscal 1999 due to declines in utilization, average day rates and the number of active vessels for the worldwide fleet. Declines in utilization and average day rates are directly related to the current oil industry downturn. This downturn in activity and spending in the oil industry commenced with the drop in the price of oil in the fall of 1997 due primarily to worldwide oil surpluses. Cutbacks in customer drilling programs resulted, thus, negatively affecting the U.S. Gulf of Mexico vessel market first as the duration of vessel contracts in this region normally range from one to three months. Significant increases in the pricing of oil over the past nine months combined with a tightening of crude oil inventory levels have increased the demand for working drilling rigs and services. Despite the significant improvement in the price of oil and active rig count, the oil industry has not yet rebounded in full from the sharp decline experienced during fiscal year 1999.

In response to the oil industry downturn the following actions have been taken. During the last quarter of fiscal 1999 the company began stacking those vessels that cannot find gainful employment. Drydockings associated with the stacked vessels have been deferred thus substantially reducing repair and maintenance costs for the current quarter and nine-month period versus the same periods in fiscal 1999. Reductions in crew personnel have also been made. The personnel reductions lowered crew costs for the quarter and nine-month periods ended December 31, 1999 versus these same periods in fiscal year 1999. During the current quarter 32 older, little-used vessels were withdrawn from active service at which time they were removed from the utilization statistics. Thirteen of the vessels were withdrawn from the domestic market and 19 were withdrawn from the international market. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only.

U.S.-based vessel revenues for the quarter and nine-month periods ended December 31, 1999 have decreased by approximately 41% and 59%, respectively, as compared to the same periods in fiscal 1999 resulting in a marginal operating profit for the current quarter and nine-month period. Average day rates for the towing supply/supply vessels, the company's major income producing assets in the domestic market, decreased by approximately 20% and 42% for the current quarter and nine-month periods, respectively, as compared to the same periods in fiscal 1999. The upward trend in the number of working drilling rigs in the U.S. Gulf of Mexico continues as oil prices increase; however, vessel demand is expected to increase moderately until further improvements in rig utilization occurs.

In addition, the delivery of several newly-constructed supply vessels to various industry competitors has negatively affected the supply and demand balance in the Gulf of Mexico supply vessel market, thereby putting continued downward pressure on vessel utilization and day rates.

Current quarter operating profit for the U.S.-based vessels was consistent with the prior quarter. A modest increase in U.S.-based vessel utilization combined with a slight increase in the average day rates resulted in an increase in revenue that was offset by higher operating costs, primarily wages. Increases in domestic oil prices and demand for working drilling rigs are gradually reversing the declining vessel demand in the U.S. Gulf of Mexico.

International-based vessel operating profit for the quarter and nine-month periods ended December 31, 1999 decreased by approximately 41% and 36%, respectively, as compared to the same periods in fiscal 1999. International-based average day rates continued their decline, which began in the first quarter of fiscal 2000, while vessel utilization rates have increased slightly in the current quarter due to a decrease in the number of vessel days available. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only. The removal of several vessels from active service during the quarter decreased the vessel days available count which consequently increased the vessel utilization rates. Up until nine-months ago, international activity had not been as dramatically affected by the oil industry downturn as the U.S. Gulf of Mexico due primarily to the longer-term nature of international vessel contracts. Depressed oil prices up until the beginning of this fiscal year have resulted in curtailments of customer projects, thus lowering international vessel demand. Lower international vessel demand will likely continue for the remainder of fiscal year 2000.

Current quarter international-based vessel operating profit was also consistent with the prior quarter. Average day rates continued to decline during the quarter as international activity continues to be negatively affected by the depressed oil prices experienced throughout calendar year 1998.

Gains on sales of assets decreased in the current quarter due to fewer vessel sales. Interest and other debt costs were negligible as the company had no outstanding debt during the current nine-month period. Other income increased during the current nine-month period as the result of interest earned on an increased cash balance.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following two tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended
September 30, 1999:


                                                                        Quarter
                                 Quarter Ended      Nine Months Ended    Ended
                                 December 31,          December 31,     Sept 30,
                                ---------------  --------------------  ---------
                                 1999    1998       1999        1998     1999
--------------------------------------------------------------------------------
UTILIZATION:
-----------
  Domestic-based fleet
  --------------------
      Towing-supply/supply         58.7%    74.1      52.7       77.6     52.3
      Crew/utility                 77.1     79.8      76.2       85.2     74.1
      Offshore tugs                42.8     50.7      42.8       56.0     46.8
      Other                        44.7     49.7      55.7       47.9     76.8
      Total                        57.8%    69.6      54.1       73.6     55.2
  International-based fleet
  -------------------------
      Towing-supply/supply         74.0%    81.0      70.9       83.7     67.0
      Crew/utility                 83.3     89.3      87.7       85.9     90.4
      Offshore tugs                66.3     74.9      60.7       74.2     51.2
      Safety/standby                ---     78.6      77.5       81.3      ---
      Other                        48.5     69.2      49.7       68.9     48.3
      Total                        71.9%    80.2      70.1       81.4     66.3
   Worldwide fleet
   ---------------
      Towing-supply/supply         68.1%    78.4      64.0       81.4     61.6
      Crew/utility                 81.2     85.9      83.8       85.7     84.9
      Offshore tugs                56.3     64.8      53.1       66.5     49.4
      Safety/standby                ---     78.6      77.5       81.3      ---
      Other                        47.7     64.6      51.0       63.9     54.4
      Total                        66.6%    76.5      64.3       78.6     62.3
================================================================================

AVERAGE VESSEL DAY RATES:
------------------------
  Domestic-based fleet
  --------------------
      Towing-supply/supply       $3,646    4,545     3,619      6,284    3,484
      Crew/utility                1,871    2,021     1,823      2,150    1,790
      Offshore tugs               5,751    7,643     5,901      7,614    5,922
      Other                       1,188    2,073     1,262      2,835    1,250
      Total                      $3,512    4,450     3,501      5,646    3,427
   International-based fleet
   -------------------------
      Towing-supply/supply       $5,189    6,562     5,472      6,576    5,522
      Crew/utility                2,188    2,428     2,204      2,426    2,172
      Offshore tugs               3,827    4,303     3,905      4,240    3,818
      Safety/standby                ---    6,201     6,087      6,366      ---
      Other                       1,358      891     1,333        877    1,383
      Total                      $4,247    5,225     4,452      5,285    4,401
   Worldwide fleet
  ----------------
      Towing-supply/supply       $4,677    5,860     4,897      6,472    4,878
      Crew/utility                2,084    2,293     2,086      2,323    2,059
      Offshore tugs               4,456    5,396     4,584      5,434    4,638
      Safety/standby                ---    6,201     6,087      6,366      ---
      Other                       1,322    1,104     1,316      1,222    1,343
      Total                      $4,009    4,980     4,162      5,405    4,088
================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1999:

                                                                                  Quarter
                                 Actual Vessel  Quarter Ended  Nine Months Ended   Ended
                                   Count At     December 31,     December 31,     Sept 30,
                                                -------------  -----------------
                                 Dec. 31, 1999   1999   1998     1999     1998      1999
------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
  Towing-supply/supply                 124         127    136       129      139       129
  Crew/utility                          24          26     31        26       33        26
  Offshore tugs                         32          33     38        36       39        36
  Other                                  9           9     10         9       10         9
------------------------------------------------------------------------------------------
  Total                                189         195    215       200      221       200
------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
  Towing-supply/supply                 202         203    233       213      232       219
  Crew/utility                          50          49     56        50       55        50
  Offshore tugs                         43          44     54        49       54        52
  Safety/standby                       ---         ---     29         8       29       ---
  Other                                 32          32     33        33       33        33
------------------------------------------------------------------------------------------
  Total                                327         328    405       353      403       354
------------------------------------------------------------------------------------------
Owned or chartered vessels
  included in marine revenues          516         523    620       553      624       554
Vessels withdrawn from active
  service                               64          62     27        52       26        43
Joint-venture and other:                44          44     49        44       49        44
------------------------------------------------------------------------------------------
Total                                  624         629    696       649      699       641
==========================================================================================

The average count of both the domestic and international-based fleet decreased from the prior quarter due primarily to withdrawing vessels from active service as mentioned previously and to vessel sales.

During the previous quarter the company acquired six new-build vessels for an aggregate price of approximately $22 million. The package of vessels included one supply vessel, two offshore tugs and three crew boats. Two of the vessels were delivered in the previous quarter. The remaining four vessels were still under construction and not included in the quarter ended September 30, 1999 vessel count, but were completed and delivered in the current quarter. The company sold all of its safety/standby vessels for approximately $40 million in an all cash transaction during the second quarter of fiscal year 2000. This specialized fleet was sold because it did not conform to the company's long-range strategies.

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 1999:


                                                             Quarter
                          Quarter Ended   Nine Months Ended   Ended
                          December 31,      December 31,     Sept 30,
                         ---------------  -----------------
(In thousands)            1999     1998     1999     1998      1999
---------------------------------------------------------------------
Personnel                $ 9,396  11,916    28,763   34,151     9,916
Office and property        2,576   3,196     8,227    9,832     2,752
Sales and marketing          997   1,430     3,165    4,110     1,058
Professional services      1,416   1,346     4,001    4,054     1,353
Other                        549   2,131     4,371    5,064     1,568
---------------------------------------------------------------------
                         $14,934  20,019    48,527   57,211    16,647
=====================================================================

General and administrative expenses for the quarter and nine-month periods ended December 31, 1999 decreased approximately 25% and 15%, respectively, as compared to the same periods in fiscal 1999 due primarily to personnel reductions resulting from the sale of the safety/standby vessel fleet and the declining business environment.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At December 31, 1999, all of the company's $200 million revolving line of credit was available to satisfy financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Investing activities for the nine months ended December 31, 1999 provided $9.4 million of cash which included $60.4 million from proceeds from sales of assets, primarily the safety/standby fleet for approximately $40 million during the second quarter. Sale proceeds were offset by additions to properties and equipment totaling $51.1 million comprised of approximately $6.3 million in capitalized repairs and maintenance and approximately $42.6 million in new construction. The new construction includes approximately $22 million for the purchase of six new-build vessels as previously discussed. Financing activities include quarterly cash dividends of $.15 per share.

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



                          TIDEWATER INC.
                          ------------------------------------------------------
                          (Registrant)



Date:  January 19, 2000   /s/ William C. O'Malley
                          ______________________________________________________
                          William C. O'Malley
                          Chairman of the Board, President and
                          Chief Executive Officer



Date:  January 19, 2000   /s/ Ken C. Tamblyn
                          ______________________________________________________
                          Ken C. Tamblyn
                          Executive Vice President and
                          Chief Financial Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number
------

10(a) Amendment No. 1 to Employment Agreement dated October 1, 1999 between Tidewater Inc. and William C. O'Malley.

10(b) Amended and Restated Change of Control Agreement dated October 1, 1999 between Tidewater and William C. O'Malley.

10(c) Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with three executive officers of Tidewater Inc.

10(d) Second Amended and Restated Employees' Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999.

10(e) Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America.

10(f) Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated October 1, 1999.

10(g) Restated Tidewater Inc. 1997 Stock Incentive Plan, effective October 1, 1999.

10(h) Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc., effective October 1, 1999.

10(i) Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective October 1, 1999.

10(j) Seconded Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank.

15        Letter re Unaudited Interim Financial Information

27        Financial Data Schedule