Form 10-K
period 2000-03-31
TIDEWATER INC
filed 2000-05-04
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934--For the Fiscal Year Ended March 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934--For the Transition Period From                 to
                  .

                         Commission file number 1-6311

                                TIDEWATER INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

              Delaware                                 72-0487776
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

601 Poydras Street, New Orleans, Louisiana                70130
--------------------------------------------------------------------------------
   (Address of principal executive                      (Zip Code)
              offices)

       Registrant's Telephone Number, including area code (504) 568-1010
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
     -------------------     -----------------------------------------------
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

   As of April 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,577,628,644. Excluded from the calculation of market value are 4,905,901 shares held by the Registrant's grantor stock ownership trust.

   55,655,991 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 24, 2000. Excluded from the calculation of shares outstanding at April 24, 2000 are 4,905,901 shares held by the Registrant's grantor stock ownership trust. Registrant has no other class of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for Registrant's 2000 Annual Meeting of Stockholders are incorporated into Part III of this report.

                               TABLE OF CONTENTS

                                     Part I

                                                                         Page
 Item                                                                   Number
 ----                                                                   ------
 1 & 2. Business and Properties.......................................     3
 3.     Legal Proceedings.............................................     7
 4.     Submission of Matters to a Vote of Security Holders...........     7
 4A.    Executive Officers of the Registrant..........................     7

                                    Part II

 5.     Market for the Registrant's Common Stock and Related
         Stockholder Matters..........................................     7
 6.     Selected Financial Data.......................................     8
 7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................     9
 7A.    Quantitative and Qualitative Disclosures About Market Risk....    18
 8.     Financial Statements and Supplementary Data...................    18
 9.     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.....................................    18

                                    Part III

 10.    Directors and Executive Officers of the Registrant............    18
 11.    Executive Compensation........................................    18
 12.    Security Ownership of Certain Beneficial Owners and
         Management...................................................    18
 13.    Certain Relationships and Related Transactions................    18

                                    Part IV

 14.    Exhibits, Financial Statement Schedules and Reports on Form
         8-K..........................................................    19

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

   In order to better meet and service the needs of its customers, the company announced on January 20, 2000 a new-build program estimated to cost in the range of $200 - $300 million. The vessels, which will be designed to cover operational capabilities the company currently does not possess, will include very large anchor handling towing supply vessels and large platform supply vessels capable of working in most of the deepwater markets of the world. The company expects to finance the new-build program from its current cash balances that exceed $226.9 million at March 31, 2000, its projected cash flow and its existing $200 million revolving credit facility. Deliveries on the new vessels are expected to commence in about two years.

   During the quarter ended September 30, 1999 the company acquired six new-build vessels for an aggregate cash payment of approximately $22 million from an industry competitor. The package of vessels included one supply vessel, two offshore tugs and three crew boats. All six vessels were delivered to the market during fiscal 2000. In July 1999 the company sold all of its safety/standby vessels for approximately $40 million in an all cash transaction. The specialized fleet was sold because it did not conform to the company's long-range strategies.

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

Marine Operations

   The company is the world's largest provider of offshore supply vessels and marine support services serving the energy industry. With a fleet of over 600 vessels, the company operates, and has a leading market share, in most of the world's significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor-handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; and supporting pipelaying and other offshore construction activities.

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

                                                         (in thousands)
-------------------------------------------------------------------------------------
                                               2000            1999           1998
-------------------------------------------------------------------------------------
   Revenues:
    Vessel operations:
     United States                          $  140,090         296,161        463,914
     International                             398,427         614,887        537,737
    Other marine operations                     36,298          57,944         58,510
-------------------------------------------------------------------------------------
                                            $  574,815         968,992      1,060,161
=====================================================================================
   Operating profit:
    Vessel operations:
     United States                          $   (4,694)         96,376        225,599
     International                              78,888         171,213        141,133
    Other marine operations                      6,254          12,526         10,663
    Gain on sales of assets                     19,441           2,949         16,592
-------------------------------------------------------------------------------------
                                            $   99,889         283,064        393,987
=====================================================================================
   Identifiable assets:
    United States                           $  267,411         315,509        380,043
    International                              881,803         990,062      1,064,681
-------------------------------------------------------------------------------------
       Total marine assets                  $1,149,214       1,305,571      1,444,724
=====================================================================================

   Please refer to Item 7 of this report and Note 10 of Notes to Consolidated Financial Statements for further discussion of revenues, operating profit and identifiable assets.

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

   Contributions of Main Classes of Vessels. Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

                                                    Year Ended
                                                     March 31,
----------------------------------------------------------------------
                                             2000      1999       1998
----------------------------------------------------------------------
   Towing-supply/Supply..................    72.8%     73.3%      75.7%
   Offshore Tugs.........................    14.1%     12.7%      11.9%
   Crew/Utility..........................     9.2%      6.9%       6.3%
   Safety/Standby........................     2.0%      5.7%       4.6%
   Other.................................     1.9%      1.4%       1.5%
----------------------------------------------------------------------

   Shipyards. Quality Shipyards, Inc., a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. Approximately 44% of the shipyards' business for the year ended March 31, 2000 related to repairs and modifications of the company's vessels.

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

   Industry Conditions, Competition and Customers. The company's operations are materially dependent upon the levels of activity in offshore oil and natural gas exploration, development and production throughout the world. Such activity levels are affected both by short-term and long-term trends in world oil and natural gas prices. Fiscal year 2000 company activity has been significantly affected by the downturn in activity and capital spending in the oil industry resulting from the drop in the price of oil which began in the Fall of 1997. A discussion of current market conditions appears under "Business Overview" in Item 7 of this report.

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

   Although one customer accounted for 12% and the five largest customers accounted for approximately 32% of its revenues during the year ended March 31, 2000, the company does not consider its operations dependent on any single customer.

   Government Regulations. The company's vessels are subject to various statutes and regulations governing their operation and maintenance.

   Under the Merchant Marine Act of 1936 and the Shipping Act, 1916, the company would lose the privilege of engaging in U.S. coastwise trade if more than 25% of the company's outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of its common stock. In addition, the company's charter permits the company certain remedies with respect to any transfer or purported transfer of shares of the company's common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 3.23% of the company's outstanding common stock was owned by non-U.S. citizens as of March 31, 2000.

   The company's vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total 618 vessels owned or operated by the company at March 31, 2000, 325 were registered under flags other than the United States and 293 were registered under the U.S. flag.

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

Employees

   As of March 31, 2000, the company had approximately 6,100 employees. The company considers relations with employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States.

ITEM 3. Legal Proceedings

   The company is not a party to any litigation which, in the opinion of management, is likely to have a material adverse effect on the company's financial position or results of operations. Please refer to Item 7 and Note 9 of Notes to Consolidated Financial Statements for further discussion of these matters.

ITEM 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

ITEM 4A. Executive Officers of the Registrant

            Name             Age                       Position
            ----             ---                       --------
William C. O'Malley.........  63 Chairman, President and Chief Executive Officer
                                 since October, 1994.
Richard M. Currence.........  61 Executive Vice President since 1992.
Ken C. Tamblyn..............  56 Executive Vice President since 1992.
Cliffe F. Laborde...........  48 Senior Vice President and General Counsel since
                                 1992.

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

                                    PART II

ITEM 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

   The company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 2000, there were approximately 2,137 record holders of the company's common stock, based upon the record holder list maintained by the company's stock transfer agent. The following table sets forth the high and low closing sale prices of the company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

----------------------------------------------------------------------------
   Fiscal Year           Quarter          High           Low        Dividend
----------------------------------------------------------------------------
   2000                  First          $31.625        $22.688         $.15
                         Second          36.313         25.500          .15
                         Third           36.500         23.563          .15
                         Fourth          36.188         25.188          .15

   1999                  First          $44.375        $31.875         $.15
                         Second          33.813         20.750          .15
                         Third           30.188         17.563          .15
                         Fourth          26.563         18.688          .15
----------------------------------------------------------------------------

ITEM 6. Selected Financial Data

   The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31
(in thousands, except ratio and per share amounts)

                                               2000          1999          1998(2)      1997         1996
-----------------------------------------------------------------------------------------------------------
Revenues:
  Vessel revenues                           $  538,517       911,048     1,001,651      661,224     506,180
  Other marine revenues                         36,298        57,944        58,510       29,202      26,022
-----------------------------------------------------------------------------------------------------------
                                            $  574,815       968,992     1,060,161      690,426     532,202
===========================================================================================================
Earnings from continuing operations         $   76,590       210,719       243,038      138,235      69,503
Earnings from discontinued operations               --            --        10,723        7,776       6,674
Gain on sale of discontinued operations             --            --        61,738           --          --
-----------------------------------------------------------------------------------------------------------
  Net earnings                              $   76,590       210,719       315,499      146,011      76,177
===========================================================================================================
Per common share(1):
  Earnings from continuing operations       $     1.37          3.68          3.99         2.23        1.12
  Earnings from discontinued operations             --            --           .18          .12         .11
  Gain on sale of discontinued operations           --            --          1.01           --          --
-----------------------------------------------------------------------------------------------------------
  Net earnings                              $     1.37          3.68          5.18         2.35        1.23
===========================================================================================================
Total assets                                $1,432,336     1,394,458     1,492,839    1,061,280     974,410
===========================================================================================================
Long-term debt                              $       --            --        25,000           --          --
===========================================================================================================
Working capital                             $  328,856       198,532       114,907      159,607     106,904
===========================================================================================================
Current ratio                                     5.39          3.41          1.56         2.77        2.31
===========================================================================================================
Cash dividends declared per common share    $      .60           .60           .60         .575        .475
===========================================================================================================

--------
(1) All per share amounts were computed on a diluted basis.
(2) See Note 2 of Notes to Consolidated Financial Statements for information regarding a business disposition during fiscal year 1998.

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

Acquisitions and Dispositions

   In order to better meet and service the needs of its customers, the company announced on January 20, 2000 a new-build program estimated to cost in the range of $200-$300 million. The vessels, which will be designed to cover operational capabilities the company currently does not possess, will include very large anchor handling towing supply vessels and large platform supply vessels capable of working in most of the deepwater markets of the world. The company expects to finance the new-build program from its current cash balances that exceed $226.9 million at March 31, 2000, its projected cash flow and its existing $200 million revolving credit facility. Deliveries on the new vessels are expected to commence in about two years.

   During the quarter ended September 30, 1999 the company acquired six new-build vessels for an aggregate cash payment of approximately $22 million from an industry competitor. The package of vessels included one supply vessel, two offshore tugs and three crew boats. All six vessels were delivered to the market during fiscal 2000. In July 1999 the company sold all of its safety/standby vessels for approximately $40 million in an all cash transaction. The specialized fleet was sold because it did not conform to the company's long-range strategies.

   On February 20, 1998 the company completed the sale of its compression division. In consideration of the sale, the company received cash of approximately $348 million.

   On May 16, 1997 the company acquired all of the shares of O.I.L. Ltd. (O.I.L.). The total cost of the acquisition of $626 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Prior to the purchase O.I.L. was principally engaged in the business of operating approximately 100 marine vessels, primarily platform supply and anchor handling towing-supply vessels, in several offshore oil and gas exploration areas outside of the United States. Goodwill of approximately $355 million was recorded and is being amortized over 40 years.

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

   On June 30, 1997 the company acquired the remaining 50% equity interest in nine towing-supply and supply vessels previously owned and operated by joint-venture companies in Australia for a cash payment of $13.2 million and issuance of debt totaling $14.0 million. The total cost of the acquisition of $30 million was allocated under the purchase method of accounting based on the fair value of the assets acquired and liabilities assumed, plus amounts for professional fees, severance and other transaction costs and the related deferred tax effect of the acquisition. Goodwill of approximately $12 million was recorded and is being amortized over 40 years.

General Market Conditions

   Fiscal 2000 results of operations continued to experience the effects of the curtailment in capital spending in the oil industry as a result of the drop in oil prices that commenced in the fall of 1997. Although oil prices increased substantially throughout 1999 and into 2000, capital spending levels of oil and gas exploration and production companies continue to be below 1997 levels. U.S.-based vessel activity weakened throughout fiscal 1999 and stabilized during the first quarter of fiscal 2000; domestic vessel demand has recovered gradually throughout the remainder of fiscal 2000. The oil industry downturn immediately affected the U.S. Gulf of Mexico vessel market as the duration of vessel contracts in this region normally range from one to three months. U.S.-based vessel revenues for the current fiscal year have declined approximately 53% and 70% compared to fiscal 1999 and 1998, respectively, due to lower utilization and average day rates. As of March 31, 2000, the towing-supply/supply vessels operating in the U.S. Gulf of Mexico are experiencing approximately 56% utilization and average day rates of approximately $4,000 per day compared to 50% utilization and average day rates of approximately $3,100 per day at March 31, 1999. Toward the latter part of fiscal 1998 U.S.- based towing-supply/supply vessels were experiencing 90% utilization and average day rates close to $8,000 per day.

   Oil prices have appreciated significantly during calendar year 1999 and 2000. During the same period natural gas prices have trended upwards also. The increases in the pricing of oil and gas combined with a tightening of inventory levels have increased the demand for working drilling rigs and services. Despite the improvements in the prices of oil and gas and increases in the active rig count, the industry has not yet rebounded in full from the sharp decline experienced during fiscal 1999. In addition, the delivery of a number of newly-constructed supply vessels to various industry competitors during fiscal 2000 has negatively affected the supply and demand balance for supply vessels in the Gulf of Mexico and some international markets, thereby putting continued downward pressure on vessel utilization and day rates.

   Fiscal 2000 international vessel revenues decreased 35% and 26% compared to fiscal 1999 and 1998, respectively, due to lower utilization and average day rates as a result of the slow down in the oil industry. Fiscal 1999 international activity was not as dramatically affected by the downturn in the oil industry as was domestic vessel activity due primarily to the longer-term nature of international vessel contracts. Fiscal 1999 revenues increased 14% over fiscal 1998. At March 31, 2000, the towing-supply/supply vessels operating in the international areas are experiencing approximately 76% utilization and average day rates of approximately $5,400 compared to 78% utilization and average day rates of approximately $6,200 per day at March 31, 1999. Utilization and average day rates for the international-based towing-supply/supply vessels were 89% and $6,230, respectively, at March 31, 1998. International-based vessel demand weakened sharply during the fourth quarter of fiscal 1999, but has shown signs of stabilization during the third quarter of fiscal 2000.

   In response to the oil industry downturn the following actions have been taken. During the fourth quarter of fiscal 1999, the company began stacking those vessels that could not find gainful employment. Drydockings associated with the stacked vessels have been deferred thus substantially reducing repair and maintenance costs for fiscal 2000. Reductions in crew personnel were made, consequently lowering crew costs for fiscal 2000. The company sold its safety/standby vessel fleet in July 1999 as it did not conform to the company's long-range strategies. During the third and fourth quarters of fiscal 2000, 39 older, little-used vessels were withdrawn from active service at which time they were removed from the utilization statistics. Fourteen of the vessels were withdrawn from the domestic market and 25 were withdrawn from the international market. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only. The removal of vessels from active service decreased the number of vessel days available which consequently increased vessel utilization rates during the third and fourth quarters of fiscal 2000. Vessels withdrawn from active service are intended to be sold. The company continues to dispose of its older vessels out of the active fleet and the withdrawn fleet that are not marketable due to obsolescence or are economically prohibitive to operate due to high repair costs.

   Due to the oil industry downturn and having stacked and removed several vessels from the active fleet during the fourth quarter of fiscal 1999, the company conducted a review of the recoverability of the values of certain vessels. In March 1999, the company recorded a write-down of $7.8 million to reduce the carrying value of certain vessels.

Earnings Overview

   Earnings from continuing operations decreased 62% and 71% below fiscal 1999 and 1998 amounts, respectively, after eliminating the effects of unusual items. Fiscal 2000 earnings from continued operations included the following unusual item: a $5 million, or $.09 per common share, reduction in income tax expense from the reversal of previously provided taxes resulting from the settlement of open income tax audits. Fiscal 1999 earnings from continuing operations included the following unusual items: a $5.1 million, or $.09 per common share, after-tax write-down on certain vessels as previously discussed; and a $30 million, or $.52 per common share, reduction in income tax expense. The reduction in income tax expense consisted of a $2 million reduction of deferred income taxes resulting from the lowering of United Kingdom corporate income tax rates and a $28 million realization of foreign tax credits not previously recognized resulting from a tax planning strategy of selling certain vessels from one taxing jurisdiction to another through intercompany sales. The result of such sales was to pay foreign taxes which are fully creditable on a current basis against U.S. income taxes and the release of previously accrued deferred foreign tax credits. Fiscal 1998 earnings from continuing operations included the following unusual items: a $5.3 million, or $.09 per common share, after-tax provision for possible litigation expenses; a $.8 million, or $.01 per common share, after-tax gain from the settlement of obligations resulting from the fiscal 1996 curtailment of the company's pension plan; and a $7.3 million, or $.12 per common share, reduction in income tax expense. The reduction in income tax expense consisted of a $4 million reduction of deferred income taxes resulting from the lowering of United Kingdom corporate income tax rates and a $3.3 million reduction in a previously established liability for contested U.S. income tax issues.

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

(in thousands)                                  2000            1999           1998
--------------------------------------------------------------------------------------
   Revenues(A):
    Vessel revenues:
     United States                            $140,090         296,161         463,914
     International                             398,427         614,887         537,737
--------------------------------------------------------------------------------------
                                               538,517         911,048       1,001,651
    Other marine revenues                       36,298          57,944          58,510
--------------------------------------------------------------------------------------
       Total revenues                         $574,815         968,992       1,060,161
======================================================================================
   Operating costs:
    Vessel operating costs:
     Crew costs                               $189,202         262,014         245,515
     Repair and maintenance                     66,709         132,109         140,515
     Insurance                                  18,626          24,216          31,076
     Fuel, lube and supplies                    24,462          35,228          36,133
     Other                                      31,536          38,833          32,804
--------------------------------------------------------------------------------------
                                               330,535         492,400         486,043
    Costs of other marine revenues              29,446          44,672          47,065
--------------------------------------------------------------------------------------
       Total operating costs                  $359,981         537,072         533,108
======================================================================================

--------
(A) For fiscal 2000, one marine customer accounted for 12% of revenues. In fiscal 1999 and 1998 a different marine customer accounted for 8% and 11%, respectively, of revenues.

   Marine operating profit and other components of earnings from continuing operations before income taxes for the years ended March 31 consists of the following:

(in thousands)                                                   2000             1999             1998
------------------------------------------------------------------------------------------------------------
   Vessel activity:
     United States                                             $ (4,694)          96,376          225,599
     International                                               78,888          171,213          141,133
------------------------------------------------------------------------------------------------------------
                                                                 74,194          267,589          366,732
   Gain on sales of assets                                       19,441            2,949           16,592
   Other marine services                                          6,254           12,526           10,663
------------------------------------------------------------------------------------------------------------
   Operating profit                                              99,889          283,064          393,987
------------------------------------------------------------------------------------------------------------
   Other income                                                  17,117            8,439            7,079
   Other expense                                                     --               --           (6,847)
   Corporate expenses                                           (11,012)         (12,317)         (13,074)
   Interest and other debt costs                                   (714)          (2,445)         (24,677)
------------------------------------------------------------------------------------------------------------
   Earnings from continuing operations before income taxes     $105,280          276,741          356,468
============================================================================================================

   Operating profit for fiscal 2000 decreased 65% and 75% as compared to fiscal 1999 and 1998, respectively, due to declines in utilization and average day rates for both U.S.-based vessels and international-based vessels and a decrease in the total number of vessels operating worldwide. Utilization and average day rates for both U.S.-based vessels and international-based vessels declined in the current fiscal year as a result of reductions in customer drilling programs due to the downturn in the oil industry. Decreases in operating profit were partially offset by higher gains on asset sales.
Included in fiscal 1999 gain on sales of assets is a fourth quarter write-down of $7.8 million to reduce the carrying value of certain vessels. The write-down resulted from a review of the recoverability of the values of certain vessels. The review was performed due to industry conditions and having stacked and withdrawn from the active fleet several vessels at March 31, 1999.

   Operating profit for fiscal year 1999 decreased as compared to fiscal 1998 due to declines in utilization and average day rates for U.S.-based vessels, a decrease in the number of U.S.-based vessels and lower gains on asset sales. These decreases were somewhat offset by an increase in average day rates for international-based vessels. The number of U.S.-based vessels decreased primarily because of vessels being withdrawn from active service along with some movement of vessels to international locations. Utilization and average day rates for U.S.-based vessels declined in fiscal 1999 as a result of reductions in customer drilling programs consequently decreasing U.S.-based vessel operating profit by approximately 57%. Better market conditions in certain international locations throughout most of fiscal 1999 resulted in higher average day rates for international-based vessels as compared to fiscal 1998.

   Fiscal 1998's operating profit was the highest in the company's history as a result of higher average day rates for the worldwide vessel fleet, a larger international-based vessel fleet and high gains from asset sales, partially offset by higher operating costs. Higher average day rates for the worldwide vessel fleet resulted from a favorable supply/demand relationship for company services both in the U.S. Gulf of Mexico and internationally. Higher fiscal 1998 operating costs resulted from the expansion of the international-based vessel fleet through the purchase of the O.I.L. and Australian vessels, increased costs associated with attracting, training and retaining qualified vessel personnel, and a greater number of vessel drydockings. Gains on asset sales were high in fiscal 1998 as a result of the disposal of several vessels, most of which had previously been withdrawn from active service due to obsolescence and prohibitive repair costs.

   As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $10.7 million of billings as of March 31, 2000 and $9.7 million of billings as of March 31, 1999 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been reduced.

   Fiscal 1998 other expense of $6.8 million consists of an $8 million provision for litigation costs resulting from certain alleged labor-law pay violations in various areas of the world where marine vessel operations are conducted, and a $1.2 million gain from the settlement of obligations resulting from the fiscal 1996 curtailment of the company's pension plan. At March 31, 2000, $7.8 million has been paid in settlements relating to these alleged labor-law pay violations.

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

UTILIZATION:

Fiscal Year 2000                     First      Second      Third      Fourth      Year
---------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/Supply               47.2%       52.3       58.7        56.4       53.6
  Crew/Utility                       77.3        74.1       77.1        80.0       77.1
  Offshore Tugs                      38.9        46.8       42.8        35.6       41.2
  Other                              46.6        76.8       44.7        35.5       50.8
  Total                              49.4%       55.2       57.8        55.1       54.3
International-based fleet:
  Towing-supply/Supply               71.9%       67.0       74.0        76.0       72.0
  Crew/Utility                       89.2        90.4       83.3        93.7       89.1
  Offshore Tugs                      65.4        51.2       66.3        76.6       64.8
  Safety/Standby                     77.5          --         --          --       77.5
  Other                              52.1        48.3       48.5        43.7       48.2
  Total                              72.0%       66.3       71.9        75.6       71.3
Worldwide fleet:
  Towing-supply/Supply               62.6%       61.6       68.1        68.4       65.0
  Crew/Utility                       85.2        84.9       81.2        89.0       85.0
  Offshore Tugs                      54.1        49.4       56.3        59.1       54.9
  Safety/Standby                     77.5          --         --          --       77.5
  Other                              50.9        54.4       47.7        41.9       48.8
  Total                              64.1%       62.3       66.6        67.9       65.1
=======================================================================================

Fiscal Year 1999                     First      Second      Third      Fourth      Year
---------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/Supply               85.4%       73.2       74.1        60.1       73.4
  Crew/Utility                       88.8        86.5       79.8        84.1       85.0
  Offshore Tugs                      61.1        55.8       50.7        38.1       51.7
  Other                              45.7        48.2       49.7        35.2       44.8
  Total                              79.9%       71.0       69.6        58.3       70.0
International-based fleet:
  Towing-supply/Supply               86.3%       84.0       81.0        79.2       82.6
  Crew/Utility                       80.2        88.0       89.3        89.6       86.8
  Offshore Tugs                      76.1        71.7       74.9        70.1       73.2
  Safety/Standby                     80.7        84.6       78.6        75.2       79.9
  Other                              67.9        69.8       69.2        72.1       69.7
  Total                              82.2%       81.8       80.2        78.5       80.7
Worldwide fleet:
  Towing-supply/Supply               85.9%       80.0       78.4        72.2       79.2
  Crew/Utility                       83.6        87.5       85.9        87.7       86.1
  Offshore Tugs                      69.6        65.2       64.8        56.8       64.2
  Safety/Standby                     80.7        84.6       78.6        75.2       79.9
  Other                              62.7        64.4       64.6        63.5       63.8
  Total                              81.4%       78.0       76.5        71.5       76.9
=======================================================================================

Fiscal Year 1998                     First      Second      Third      Fourth      Year
---------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/Supply               91.0%       91.1       91.8        91.9       91.5
  Crew/Utility                       90.9        88.9       92.1        90.7       90.7
  Offshore Tugs                      63.1        64.3       61.8        53.1       60.6
  Other                              59.5        60.5       53.3        40.6       54.1
  Total                              84.8%       84.8       85.0        83.0       84.4
International-based fleet:
  Towing-supply/Supply               89.4%       88.0       88.9        88.3       88.6
  Crew/Utility                       82.4        80.9       80.7        90.2       83.4
  Offshore Tugs                      83.1        80.3       79.7        76.6       80.0
  Safety/Standby                     78.1        71.3       65.6        70.1       71.0
  Other                              83.0        78.1       67.2        68.2       74.4
  Total                              86.0%       83.9       82.9        83.8       84.1
Worldwide fleet:
  Towing-supply/Supply               90.1%       89.2       90.1        89.7       89.8
  Crew/Utility                       86.1        84.2       85.4        90.4       86.5
  Offshore Tugs                      74.7        73.6       71.9        66.3       71.7
  Safety/Standby                     78.1        71.3       65.6        70.1       71.0
  Other                              77.7        73.9       63.9        62.4       69.8
  Total                              85.5%       84.2       83.7        83.5       84.2
=======================================================================================

AVERAGE DAY RATES:

Fiscal Year 2000                     First          Second        Third       Fourth        Year
-------------------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/Supply               $3,734         3,484         3,646       4,019         3,721
  Crew/Utility                        1,806         1,790         1,871       2,014         1,872
  Offshore Tugs                       6,028         5,922         5,751       5,733         5,868
  Other                               1,345         1,250         1,188       1,331         1,273
  Total                              $3,572         3,427         3,512       3,732         3,558
International-based fleet:
  Towing-supply/Supply               $5,698         5,522         5,189       5,273         5,423
  Crew/Utility                        2,250         2,172         2,188       2,290         2,226
  Offshore Tugs                       4,048         3,818         3,827       4,009         3,969
  Safety/Standby                      6,087            --            --          --         6,087
  Other                               1,265         1,383         1,358       1,604         1,393
  Total                              $4,676         4,401         4,247       4,334         4,423
Worldwide fleet:
  Towing-supply/Supply               $5,143         4,878         4,677       4,873         4,889
  Crew/Utility                        2,114         2,059         2,084       2,204         2,116
  Offshore Tugs                       4,652         4,638         4,456       4,452         4,566
  Safety/Standby                      6,087            --            --          --         6,087
  Other                               1,282         1,343         1,322       1,553         1,366
  Total                              $4,377         4,088         4,009       4,151         4,160
=================================================================================================

Fiscal Year 1999                     First          Second        Third       Fourth        Year
-------------------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/Supply               $7,709         6,331         4,545       4,043         5,844
  Crew/Utility                        2,280         2,121         2,021       2,014         2,121
  Offshore Tugs                       7,649         7,543         7,643       7,311         7,561
  Other                               3,449         3,053         2,073       2,006         2,674
  Total                              $6,658         5,631         4,450       3,968         5,315
International-based fleet:
  Towing-supply/Supply               $6,523         6,643         6,562       6,229         6,495
  Crew/Utility                        2,447         2,406         2,428       2,399         2,419
  Offshore Tugs                       4,273         4,141         4,303       4,411         4,280
  Safety/Standby                      6,541         6,351         6,201       6,014         6,291
  Other                                 876           918           891       1,250           973
  Total                              $5,330         5,320         5,225       5,024         5,223
Worldwide fleet:
  Towing-supply/Supply               $6,975         6,536         5,860       5,555         6,269
  Crew/Utility                        2,376         2,303         2,293       2,270         2,311
  Offshore Tugs                       5,558         5,341         5,396       5,218         5,388
  Safety/Standby                      6,541         6,351         6,201       6,014         6,291
  Other                               1,313         1,317         1,104       1,347         1,253
  Total                              $5,806         5,420         4,980       4,725         5,253
=================================================================================================

Fiscal Year 1998                     First          Second        Third       Fourth        Year
-------------------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/Supply               $6,986         7,532         7,853       7,877         7,566
  Crew/Utility                        1,976         2,142         2,216       2,219         2,138
  Offshore Tugs                       6,443         6,558         6,617       8,465         6,960
  Other                               2,626         2,757         3,167       3,611         2,959
  Total                              $5,876         6,308         6,569       6,837         6,395
International-based fleet:
  Towing-supply/Supply               $4,806         5,440         5,655       6,069         5,515
  Crew/Utility                        1,982         2,190         2,213       2,375         2,194
  Offshore Tugs                       3,413         3,494         3,752       4,160         3,691
  Safety/Standby                      6,002         6,138         6,087       6,229         6,116
  Other                                 873           935           953         938           921
  Total                              $3,909         4,438         4,653       4,976         4,501
Worldwide fleet:
  Towing-supply/Supply               $5,750         6,267         6,539       6,798         6,351
  Crew/Utility                        1,979         2,169         2,215       2,306         2,169
  Offshore Tugs                       4,492         4,621         4,832       5,667         4,878
  Safety/Standby                      6,002         6,138         6,087       6,229         6,116
  Other                               1,173         1,291         1,387       1,299         1,280
  Total                              $4,677         5,127         5,380       5,670         5,216
=================================================================================================

   The average age of the company's owned or chartered vessel fleet is approximately 19 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2000 vessel count:


                                                                             Average Number
                                                          Actual               of Vessels
                                                          Vessel               During Year
                                                         Count at            Ended March 31,
                                                         March 31,      ---------------------------
                                                           2000         2000       1999        1998
---------------------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/supply                                      125         128        137         146
  Crew/utility                                               26          26         32          39
  Offshore tugs                                              32          35         39          40
  Other                                                       9           9         10          10
---------------------------------------------------------------------------------------------------
    Total                                                   192         198        218         235
---------------------------------------------------------------------------------------------------
International-based fleet:
  Towing-supply/supply                                      197         209        231         218
  Crew/utility                                               49          50         55          53
  Offshore tugs                                              40          48         53          53
  Safety/standby                                             --           6         28          29
  Other                                                      31          32         33          35
---------------------------------------------------------------------------------------------------
    Total                                                   317         345        400         388
---------------------------------------------------------------------------------------------------
  Owned or chartered vessels included in marine revenues    509         543        618         623
  Vessels withdrawn from active service                      61          54         29          17
  Joint-venture and other                                    48          45         48          56
---------------------------------------------------------------------------------------------------
    Total                                                   618         642        695         696
===================================================================================================

   Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(in thousands)                                    2000           1999           1998
-------------------------------------------------------------------------------------
Personnel                                        $40,206        44,666         43,797
Office and property                               11,056        13,193         13,726
Sales and marketing                                4,306         5,405          5,213
Professional service                               5,729         5,587          5,065
Other                                              4,396         4,617          5,125
-------------------------------------------------------------------------------------
                                                 $65,693        73,468         72,926
=====================================================================================

   General and administrative expenses for fiscal year 2000 decreased from fiscal year 1999 levels due primarily to personnel reductions resulting from the sale of the safety/standby vessel fleet and the declining business environment.

Liquidity, Capital Resources and Other Matters

   The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with an available line of credit provide the company, in management's opinion, with adequate resources to satisfy financing requirements. At March 31, 2000, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, most recently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

   In order to better meet and service the needs of its customers, the company announced on January 20, 2000 a new-build program estimated to cost in the range of $200-$300 million. The vessels, which will be designed to cover operational capabilities the company currently does not possess, will include very large anchor handling towing supply vessels and large platform supply vessels capable of working in most of the deepwater markets of the world. The company expects to finance the new-build program from its current cash balances that exceed $226.9 million at March 31, 2000, its projected cash flow and its existing $200 million revolving credit facility. Deliveries on the new vessels are expected to commence in about two years. At March 31, 2000, no commitments to shipyards or other suppliers had been made for construction of these vessels.

   Investing activities for fiscal 2000 provided cash of approximately $14.4 million. Proceeds from the sale of assets totaling $71.6 million were higher in fiscal 2000 than fiscal 1999 and 1998 due to a greater number of vessels being sold, primarily the safety/standby vessels which were sold in July 1999 for approximately $40 million in an all cash transaction. Excluding the O.I.L. and Australian acquisitions, additions to properties and equipment were higher in fiscal 2000 than fiscal 1999 and 1998 due to a greater amount of vessel acquisitions. Additions to properties and equipment in fiscal 2000 totaled $57.4 million of which $7.6 million related to capitalized repairs and maintenance and $47.3 million in new vessels construction. The new construction includes approximately $22 million for the purchase of six new-build vessels from an industry competitor.

   Fiscal 2000 financing activities used $33.4 million of cash for payment of quarterly common stock dividends. Fiscal 1999 financing activities used $175 million of cash which included $105 million prepayment on the credit facility and repayment of $6.5 million of debt incurred from the Australian acquisitions. In addition $80 million was borrowed primarily for income tax payments of which approximately $68 million related to the sale of the compression division. The company purchased 3,950,000 shares of common stock during fiscal year 1999 at an aggregate cost of $109.3 million including broker commissions and fees.

   Fiscal 1998 financing activities included scheduled principal payments on long-term debt of $34.1 million, $477.4 million of prepayments on the credit facility, and the repayment of $14.8 million of debt assumed from the O.I.L. and Australian acquisitions. The company purchased 1,481,000 shares of common stock during the year ended March 31, 1998 at an aggregate cost of $65.2 million.

Goodwill

   At March 31, 2000 the company had goodwill, net of accumulated amortization, which represented 24% of total assets and 30% of stockholders' equity. The goodwill amount primarily relates to the O.I.L. acquisition made during fiscal 1998 and is being amortized over 40 years. In assigning such amortization period the company considered many factors, including the projected future cash flows of the acquired business and the effects of obsolescence, demand, competition and other economic factors that may reduce a useful life. Management periodically reviews goodwill to assess recoverability and impairments would be recognized in operating results if a permanent diminution in value were to occur. At March 31, 2000 management determined that there is no persuasive evidence that any material portion of goodwill will dissipate over a shorter period than the amortization period used.

New Accounting Pronouncements

   Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and is effective for all fiscal years beginning after June 15, 2000. The company does not anticipate that the adoption of SFAS
No. 133, as amended, will have a material impact on its financial statements.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   At March 31, 2000 the company had no debt or derivative financial instruments outstanding. The company is exposed to foreign currency fluctuations and exchange risks but attempts to minimize the financial impact of these items by contracting the majority of its services in United States dollars. In addition, the company attempts to manage its foreign currency assets and liabilities in order to minimize its exposure to foreign currency fluctuations.

ITEM 8. Financial Statements and Supplementary Data

   The information required by this Item is included in Part IV of this report.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

ITEM 10. Directors and Executive Officers of the Registrant

   Information concerning directors of the company is incorporated by reference from the company's definitive proxy statement to be filed on or before July 29, 2000. For information regarding executive officers of the company, see Item 4A of this report.

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

B. Reports on Form 8-K

   The company filed a current report on Form 8-K dated January 21, 2000 to disclose that it had announced plans to begin a new-build program estimated to cost in the range of $300 million.

C. Exhibits

   The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

  3(a) --Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company's quarterly report on Form 10-Q for the quarter ended September 30, 1993).

  3(b) --Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b) to the company's quarterly report on Form 10-Q for the quarter ended June
         30, 1999).

  4(a) --Restated Rights Agreement dated as of September 19, 1996 between
         Tidewater Inc. and The First National Bank of Boston (filed with the
         Commission as Exhibit 1 to Form 8-A on September 30, 1996).

 10(a) --$600,000,000 Revolving Credit and Term Loan Agreement dated March 19,
         1997 (filed with the Commission as Exhibit 10(a) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

 10(b) --Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in
         1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

 10(c) --Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10(f) to the company's annual report on Form
         10-K for the fiscal year ended March 31, 1993).

 10(d) --Tidewater Inc. Second Amended and Restated Supplemental Executive
         Retirement Plan dated October 1, 1999 (filed with the Commission as
         Exhibit 10(f) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

 10(e) --Second Amended and Restated Employees' Supplemental Savings Plan of
         Tidewater Inc. dated October 1, 1999 (filed with the Commission as
         Exhibit 10(d) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

 10(f) --Supplemental Health Plan for Executive Officers of Tidewater Inc.
         (filed with the Commission as Exhibit 10(i) to a Registration
         Statement on September 12, 1989, Registration No. 33-31016).

 10(g) --Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective October 1, 1999 (filed with the
         Commission as Exhibit 10(I) to the company's quarterly report on Form
         10-Q for the quarter ended December 31, 1999).

 10(h) --Restated Non-Qualified Pension Plan for Outside Directors of Tidewater
         Inc., effective October 1, 1999 (filed with the Commission as Exhibit
         10(h) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

 10(i) --Amended and Restated Change of Control Agreement dated October 1, 1999 between Tidewater and William C. O'Malley (filed with the Commission as Exhibit 10(b) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

 10(j) --Form of Amended and Restated Change of Control Agreement dated October
         1, 1999 with three executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

 10(k) --Tidewater Inc. 1996 Annual Incentive Plan (filed with the Commission as Exhibit 10(m) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

 10(l) --Employment Agreement dated September 25, 1997 between Tidewater Inc.
         and William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 10-Q for the quarter ended September 30,
         1997).

 10(m) --Amendment No. 1 to Employment Agreement dated October 1, 1999 between
         Tidewater Inc. and William C. O'Malley (filed with the Commission as
         Exhibit 10(a) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

 10(n) --Restated Tidewater Inc. 1997 Stock Incentive Plan, effective October
         1, 1999 (filed with the Commission as Exhibit 10(g) to the company's quarterly report on Form 10-Q for the quarter ended December 31,
         1999).

 10(o) --Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch
         Trust Company of America (filed with the Commission as Exhibit 10(e) to the company's quarterly report on Form 10-Q for the quarter ended
         December 31, 1999).

 10(p) --Seconded Restated Executives Supplemental Retirement Trust as Restated
         October 1, 1999 between Tidewater Inc. and Hibernia National Bank
         (filed with the Commission as Exhibit 10(j) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

 *21 --Subsidiaries of the company.

 *23 --Consent of Independent Auditors.

 *27 --Financial Data Schedule.

   Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.

                           SIGNATURES OF REGISTRANT

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2000.

                                          TIDEWATER INC.
                                          (Registrant)

                                          By: /s/ William C. O'Malley
                                             ----------------------------------
                                             William C. O'Malley
                                             Chairman of the Board of
                                              Directors,
                                             President, and Chief Executive
                                              Officer

                                          By: /s/ Ken C. Tamblyn
                                              ----------------------------------
                                             Ken C. Tamblyn
                                             Executive Vice President, Chief
                                              Financial
                                             Officer and Principal Accounting
                                              Officer

                            SIGNATURES OF DIRECTORS

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 4, 2000.

/s/ Robert H. Boh                         /s/ Larry D. Hornbeck
-------------------------------------     -------------------------------------
Robert H. Boh                             Larry D. Hornbeck

/s/ Donald T. Bollinger                   /s/ Paul W. Murrill
-------------------------------------     -------------------------------------
Donald T. Bollinger                       Paul W. Murrill

/s/ Arthur R. Carlson                     /s/ William C. O'Malley
-------------------------------------     -------------------------------------
Arthur R. Carlson                         William C. O'Malley

/s/ John P. Laborde                       /s/ Lester Pollack
-------------------------------------     -------------------------------------
John P. Laborde                           Lester Pollack

/s/ Jon C. Madonna                        /s/ J. Hugh Roff, Jr.
-------------------------------------     -------------------------------------
Jon C. Madonna                            J. Hugh Roff, Jr.

                                          /s/ Donald G. Russell
                                          -------------------------------------
                                          Donald G. Russell

                                 TIDEWATER INC.

                           Annual Report on Form 10-K
                           Items 8, 14(a), and 14(d)

                   Index to Financial Statements and Schedule

                                                                           Page
                                                                           ----
Financial Statements

Report of Independent Auditors                                              F-2
Consolidated Balance Sheets, March 31, 2000 and 1999                        F-3
Consolidated Statements of Earnings, three years ended March 31, 2000       F-4
Consolidated Statements of Stockholders' Equity, three years ended
 March 31, 2000                                                             F-5
Consolidated Statements of Cash Flows, three years ended March 31, 2000     F-6
Notes to Consolidated Financial Statements                                  F-7

Financial Statement Schedule

II. Tidewater Inc. and Subsidiaries Valuation and Qualifying Accounts      F-21

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Tidewater Inc.

   We have audited the accompanying consolidated balance sheets of Tidewater Inc. as of March 31, 2000 and 1999 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidewater Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

New Orleans, Louisiana
April 25, 2000

TIDEWATER INC.
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
March 31, 2000 and 1999
(in thousands)


ASSETS                                                                 2000             1999
-----------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                         $  226,910           10,422
  Trade and other receivables, less allowance for doubtful
   accounts of $12,331 in 2000 and $11,125 in 1999                     149,006          238,002
  Marine operating supplies                                             25,405           27,971
  Other current assets                                                   2,372            4,483
-----------------------------------------------------------------------------------------------
    Total current assets                                               403,693          280,878
-----------------------------------------------------------------------------------------------
Investments in, at equity, and advances to unconsolidated companies     23,275           17,307
Properties and equipment:
  Vessels and related equipment                                      1,356,177        1,505,441
  Other properties and equipment                                        42,474           42,744
-----------------------------------------------------------------------------------------------
                                                                     1,398,651        1,548,185
  Less accumulated depreciation                                        842,620          910,005
-----------------------------------------------------------------------------------------------
    Net properties and equipment                                       556,031          638,180
-----------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $26,342 in
 2000, and $17,172 in 1999                                             338,006          347,176
Other assets                                                           111,331          110,917
-----------------------------------------------------------------------------------------------
    Total assets                                                    $1,432,336        1,394,458
===============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                 66,943           71,256
  Accrued property and liability losses                                  4,322            6,605
  Income taxes                                                           3,572            4,485
-----------------------------------------------------------------------------------------------
    Total current liabilities                                           74,837           82,346
-----------------------------------------------------------------------------------------------
Deferred income taxes                                                  145,076          128,826
Accrued property and liability losses                                   49,549           66,052
Other liabilities and deferred credits                                  48,673           49,527
Stockholders' equity                                                 1,114,201        1,067,707
-----------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                      $1,432,336        1,394,458
===============================================================================================

          See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF EARNINGS
-------------------------------------------------------------------------------
Years Ended March 31, 2000, 1999, and 1998
(in thousands, except share and per share data)

                                                            2000               1999                1998
-----------------------------------------------------------------------------------------------------------
Revenues:
  Vessel revenues                                        $  538,517            911,048           1,001,651
  Other marine revenues                                      36,298             57,944              58,510
-----------------------------------------------------------------------------------------------------------
                                                            574,815            968,992           1,060,161
-----------------------------------------------------------------------------------------------------------
Costs and expenses:
  Vessel operating costs                                    330,535            492,400             486,043
  Costs of other marine revenues                             29,446             44,672              47,065
  Depreciation and amortization                              82,502             94,783              91,410
  General and administrative                                 65,693             73,468              72,926
-----------------------------------------------------------------------------------------------------------
                                                            508,176            705,323             697,444
-----------------------------------------------------------------------------------------------------------
                                                             66,639            263,669             362,717
Other income (expenses):
  Foreign exchange gain (loss)                                   43                (12)               (635)
  Gain on sales of assets                                    19,443              2,949              16,531
  Equity in net earnings of unconsolidated companies          8,994              7,505               6,381
  Minority interests                                           (486)            (1,601)             (1,258)
  Interest and miscellaneous income                          11,361              6,676               4,256
  Other expense                                                  --                 --              (6,847)
  Interest and other debt costs                                (714)            (2,445)            (24,677)
-----------------------------------------------------------------------------------------------------------
                                                             38,641             13,072              (6,249)
-----------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income taxes     105,280            276,741             356,468
Income taxes                                                 28,690             66,022             113,430
-----------------------------------------------------------------------------------------------------------
Earnings from continuing operations                          76,590            210,719             243,038
Earnings from discontinued Compression operations                --                 --              10,723
Gain on sale of discontinued Compression operations              --                 --              61,738
-----------------------------------------------------------------------------------------------------------
Net earnings                                             $   76,590            210,719             315,499
===========================================================================================================
Earnings per common share:
  Earnings from continuing operations                    $     1.38               3.68                4.01
  Earnings from discontinued Compression operations              --                 --                 .18
  Gain on sale of discontinued Compression operations            --                 --                1.02
-----------------------------------------------------------------------------------------------------------
Earnings per common share                                $     1.38               3.68                5.21
===========================================================================================================
Diluted earnings per common share:
  Earnings from continuing operations                    $     1.37               3.68                3.99
  Earnings from discontinued Compression operations              --                 --                 .18
  Gain on sale of discontinued Compression operations            --                 --                1.01
-----------------------------------------------------------------------------------------------------------
Diluted earnings per common share                        $     1.37               3.68                5.18
===========================================================================================================
Weighted average common shares outstanding               55,546,832         57,189,946          60,552,315
Incremental common shares from stock options                249,976             78,579             341,329
-----------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                  55,796,808         57,268,525          60,893,644
===========================================================================================================
Cash dividends declared per common share                 $      .60                .60                 .60
===========================================================================================================

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Years Ended March 31, 2000, 1999, and 1998
(in thousands)

                                                                                                              Grantor
                                                                                                               Trust
                                                                               Deferred       Accumulated      Stock
                                                   Additional               compensation--       Other       Ownership
                                      Common        paid-in      Retained     restricted     Comprehensive    Program
                                      stock         capital      earnings       stock           Income        (GSOP)         Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997            $6,033        341,415       433,347        (455)           (10,676)           --       769,664
Net earnings                             --             --       315,499          --                 --            --       315,499
Currency translation adjustments         --             --            --          --                 94            --            94
                                                                                                                          ---------
 Comprehensive Income                                                                                                       315,593
                                                                                                                          ---------
Issuance of restricted stock              9          4,492            --      (4,501)                --            --            --
Exercise of stock options                54         14,280            --          --                 --            --        14,334
Cash dividends declared                  --             --       (36,383)         --                 --            --       (36,383)
Common stock purchased                 (148)       (65,034)           --          --                 --            --       (65,182)
Other                                    --             --            --         750                 --            --           750
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998             5,948        295,153       712,463      (4,206)           (10,582)           --       998,776
Net earnings                             --             --       210,719          --                 --            --       210,719
Issuance of restricted stock             --             --            --         (48)                --            --           (48)
Exercise of stock options                 4            788            --          --                 --            --           792
Cash dividends declared                  --             --       (34,394)         --                 --            --       (34,394)
Common stock purchased                 (395)      (108,917)           --          --                 --            --      (109,312)
Establishment of GSOP                   500        106,688            --          --                 --      (107,188)           --
Issuance of common shares                --            (27)           --          --                 --           304           277
Other                                    --           (127)           --       1,024                 --            --           897
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999             6,057        293,558       888,788      (3,230)           (10,582)     (106,884)    1,067,707
Net earnings                             --             --        76,590          --                 --            --        76,590
Currency translation adjustments         --             --            --          --                  2            --             2
Unrealized gains on available-
 for-sale securities                     --             --            --          --                676            --           676
                                                                                                                           ---------
 Comprehensive income                                                                                                        77,268
                                                                                                                           ---------
Issuance of restricted stock             --             43            --         (43)                --            --            --
Exercise of stock options                (1)          (265)           --          --                 --           733           467
Cash dividends declared                  --             --       (33,370)         --                 --            --       (33,370)
Issuance of common shares                --            340            --          --                 --           862         1,202
Other                                    --            (59)           --         986                 --            --           927
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000            $6,056        293,617       932,008      (2,287)            (9,904)     (105,289)    1,114,201
====================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
Years Ended March 31, 2000, 1999, and 1998
(in thousands)

                                                     2000            1999            1998
-------------------------------------------------------------------------------------------
Operating activities:
 Earnings from continuing operations               $ 76,590         210,719         243,038
 Adjustments to reconcile earnings from
  continuing operations to net cash provided by
  continuing operating activities:
  Depreciation and amortization                      82,502          94,783          91,410
  Provision for deferred income taxes                 6,968         (29,910)         (1,604)
  Gain on sales of assets                           (19,443)         (2,949)        (16,531)
  Equity in earnings of unconsolidated companies,
   less dividends                                    (2,232)         (2,512)         (2,330)
  Minority interests, less dividends                   (879)            918          (1,050)
  Compensation expense--restricted stock                944             976             750
  Changes in assets and liabilities, net
  Trade and other receivables                        84,330          19,558         (34,879)
  Marine operating supplies                           2,542           3,527          (1,720)
  Other current assets                                2,098            (204)          1,897
  Accounts payable and accrued expenses              (3,048)        (39,822)         28,095
  Accrued property and liability losses              (1,693)         (5,792)         (1,092)
  Other, net                                          6,383           5,072           5,994
-------------------------------------------------------------------------------------------
   Net cash provided by continuing operating
    activities                                      235,062         254,364         311,978
   Net cash provided by discontinued operating
    activities                                           --              --          34,108
-------------------------------------------------------------------------------------------
   Net cash provided by operating activities        235,062         254,364         346,086
-------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from sales of assets                       71,676          21,396          41,944
 Proceeds from sale of Compression operations            --         (68,442)        340,001
 Additions to properties and equipment              (57,362)        (48,283)        (82,501)
 Acquisitions, net of cash acquired                      --              --        (581,099)
 Other                                                  114             950          (4,853)
-------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing
    activities                                       14,428         (94,379)       (286,508)
-------------------------------------------------------------------------------------------
Financing activities:
 Common stock purchased                                  --        (109,312)        (65,182)
 Principal payments on long-term debt                    --        (111,466)       (526,281)
 Borrowings                                              --          80,000         544,035
 Proceeds from issuance of common stock                 426             632           8,044
 Cash dividends                                     (33,370)        (34,394)        (36,383)
 Other                                                  (58)             --              --
-------------------------------------------------------------------------------------------
   Net cash used in financing activities            (33,002)       (174,540)        (75,767)
-------------------------------------------------------------------------------------------
Net change in cash and cash equivalents             216,488         (14,555)        (16,189)
Cash and cash equivalents at beginning of year       10,422          24,977          41,166
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year           $226,910          10,422          24,977
===========================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                         $    685           2,360          23,937
  Income taxes                                     $ 38,373         203,354         111,427
===========================================================================================
Supplemental noncash investing activity:
 Acquisitions:
  Fair value of assets acquired                    $     --              --         693,672
  Fair value of liabilities assumed                      --              --        (112,573)
-------------------------------------------------------------------------------------------
   Net cash payment                                $     --              --         581,099
===========================================================================================

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
March 31, 2000, 1999, and 1998

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

 Properties and Equipment

   Properties and equipment are stated at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the date of construction, with salvage values of 5%-10% for marine equipment, using estimated useful lives of:

                                                                           Years
--------------------------------------------------------------------------------
      Marine equipment (from date of construction)                         15-25
      Other properties and equipment                                        3-30

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

 Impairment of Long-Lived Assets

   Impairment losses are recorded on long-lived assets used in operations or to be disposed of when indicators of impairment are present and the undiscounted cash flows estimated to be generated by these assets or through their sale are less than the assets' carrying amount. In March 1999 the company recorded a charge to earnings of $7.8 million (included in gain on sales of assets) to reduce the carrying amount of certain vessels. The write-down of these vessels was determined based on internally developed valuations.

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

   During fiscal 1999 the company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which standardizes the disclosures for pensions and other postretirement benefit plans and requires additional information to be disclosed related to changes in benefit obligations and the fair value of plan assets. Information for prior years has been included.

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

 Earnings Per Share

   Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the reporting of both earnings per share and diluted earnings per share. The calculation of earnings per share is based on the weighted average number of shares outstanding and therefore excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts disclosed in these Notes to Consolidated Financial Statements are on a diluted basis.

 Foreign Currency Translation

   The U.S. dollar is the functional currency for all of the company's existing international operations, as all transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses are included in the Consolidated Statements of Earnings.

 Cash Equivalents

   The company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

 Revenue Recognition

   Marine services are generally contracted for on a rate per day of service basis; therefore, marine vessel revenues are recognized on a daily basis throughout the contract period.

 Concentrations of Credit Risk

   Financial instruments which potentially subject the company to concentrations of credit risk consist principally of trade and other receivables. These receivables are with a variety of domestic, international and national energy companies and also include reinsurance companies for recoverable insurance losses. The company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The company maintains an allowance for doubtful accounts for potential losses and does not believe it is generally exposed to concentrations of credit risk that are likely to have a material adverse impact on the company's financial position or results of operations.

 Stock-Based Compensation

   The company uses the intrinsic value method of accounting for stock-based compensation prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

 Comprehensive Income

   The Company uses SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of accumulated foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

 New Accounting Pronouncements

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, requires that all derivatives be recognized as either assets or liabilities and measured at fair value, and is effective for all fiscal years beginning after June 15, 2000. The company does not anticipate that the adoption of SFAS No. 133, as amended, will have a material impact on its financial statements.

(2) Business Disposition

   On February 20, 1998 the company completed the sale of its compression division. The compression division provided natural gas and air compression equipment and services, principally to the energy industry. In consideration of the sale, the company received cash of approximately $348 million. Accordingly, the company's consolidated financial statements for all periods have been restated to report separately results of operations and operating cash flows from continuing operations and the discontinued compression operation.

   The results of operations for the compression division for the eleven months ended February 20, 1998 include $94 million of revenue, $46 million of operating expenses and $37 million of net other expenses (primarily depreciation, general and administrative expenses, and income taxes) which resulted in approximately $11 million of earnings from these discontinued operations.

   The gain from the sale of Compression operations of $98.0 million, less applicable income taxes of $36.3 million, is net of legal, accounting and investment banking fees, severance and other costs associated with the sale.

(3) Unconsolidated Companies

   Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

                                              Percentage         (in thousands)
                                               ownership        2000       1999
   -----------------------------------------------------------------------------
   National Marine Service (Abu Dhabi-UAE)          40%        $13,480    12,847
   Others                                         20%-50%        9,795     4,460
   -----------------------------------------------------------------------------
                                                               $23,275    17,307
   =============================================================================

   The aggregate amount of undistributed earnings of all unconsolidated joint-venture companies included in consolidated stockholders' equity at March 31, 2000 is approximately $22.1 million.

(4) Income Taxes

   Earnings from continuing operations before income taxes derived from United States and international operations for the years ended March 31 are as follows:

                                                      (in thousands)
                                            2000           1999           1998
   -----------------------------------------------------------------------------
   United States                          $ 11,032         96,421        192,788
   International                            94,248        180,320        163,680
   -----------------------------------------------------------------------------
                                          $105,280        276,741        356,468
   =============================================================================

   Income tax expense attributable to earnings from continuing operations for the years ended March 31 consists of the following:

                                              (in thousands)
                                    U.S.
                           --------------------
                           Federal        State      International       Total
-------------------------------------------------------------------------------
   2000
   ----------------------------------------------------------------------------
   Current                 $(7,660)       2,567          26,815          21,722
   Deferred                 10,518           --          (3,550)          6,968
-------------------------------------------------------------------------------
                           $ 2,858        2,567          23,265          28,690
===============================================================================
   1999
   ----------------------------------------------------------------------------
   Current                 $  (386)       8,333          87,985          95,932
   Deferred                  5,710           --         (35,620)        (29,910)
-------------------------------------------------------------------------------
                           $ 5,324        8,333          52,365          66,022
===============================================================================
   1998
   ----------------------------------------------------------------------------
   Current                 $96,336        1,083          17,615         115,034
   Deferred                 (1,604)          --              --          (1,604)
-------------------------------------------------------------------------------
                           $94,732        1,083          17,615         113,430
===============================================================================

   The actual income tax expense attributable to earnings from continuing operations for the years ended March 31, 2000, 1999, and 1998 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

                                                                      (in thousands)
                                                          2000             1999            1998
---------------------------------------------------------------------------------------------------
   Computed "expected" tax expense                       $36,848          96,859         124,764
   Increase (reduction) resulting from:
     Effect of United Kingdom tax rate change                 --          (2,000)         (4,000)
     Overaccrual of income tax expense in prior years     (5,000)             --          (3,300)
     Foreign tax credits not previously recognized        (3,550)        (35,620)             --
     Utilization of net operating loss carryforwards         (52)           (792)           (620)
     Expenses which are not deductible for tax purposes      771             833             611
     State taxes                                           1,669           5,416             704
     Other, net                                           (1,996)          1,326          (4,729)
----------------------------------------------------------------------------------------------------
                                                         $28,690          66,022         113,430
====================================================================================================

   The reversals in fiscal years 2000 and 1998 of taxes overaccrued in prior years are the result of settlements of open income tax audits with the Internal Revenue Service for fiscal years 1993 through 1997.

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

   The significant components of deferred income tax expense for the years ended March 31 are as follows:

                                                                   (in thousands)
                                                           2000         1999         1998
-------------------------------------------------------------------------------------------
   Deferred income tax expense (benefit) (exclusive
    of the effects of other components listed below)      $15,434       12,719       2,396
   Investment, foreign and minimum tax credits             (4,916)      (5,009)         --
   Foreign tax credits not previously recognized           (3,550)     (35,620)         --
   Effect of United Kingdom tax rate charges                   --       (2,000)     (4,000)
--------------------------------------------------------------------------------------------
                                                          $ 6,968      (29,910)     (1,604)
============================================================================================

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2000 and 1999 are as follows:

                                                                   (in thousands)
                                                                 2000           1999
---------------------------------------------------------------------------------------
   Deferred tax assets:
     Financial provisions not deducted for tax purposes       $  16,346         11,243
     Foreign net operating loss carryforwards                     7,924          9,043
     Tax credit carryforwards                                    13,776          8,860
     Other                                                        3,451          3,088
---------------------------------------------------------------------------------------
       Gross deferred tax assets                                 41,497         32,234
       Less valuation allowance                                 (14,283)       (14,302)
---------------------------------------------------------------------------------------
       Net deferred tax assets                                   27,214         17,932
---------------------------------------------------------------------------------------
   Deferred tax liabilities:
     Depreciation and amortization                             (130,814)      (119,668)
     Other                                                      (14,262)        (9,158)
---------------------------------------------------------------------------------------
       Gross deferred tax liabilities                          (145,076)      (128,826)
---------------------------------------------------------------------------------------
       Net deferred tax liabilities                           $(117,862)      (110,894)
=======================================================================================

   The net changes in the valuation allowance for the years ended March 31, 2000 and 1999 were a decrease of $19,000 and $2.5 million, respectively. The valuation allowance is primarily the result of a doubt over the ultimate realization of benefits from certain foreign net operating losses. The remaining balance of the deferred tax assets is expected to be realized through future operating results and the reversal of taxable temporary differences.

   The company has not recognized a deferred tax liability of approximately $31.5 million for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 2000, the undistributed earnings of these subsidiaries were approximately $90 million.

(5) Long-Term Debt

   At March 31, 2000, the company has a $200 million revolving credit facility with a group of banks and at that date there were no borrowings outstanding under the facility. Borrowings bear interest, at the company's option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margins from
 .5% to .75% based on the company's funded debt to total capitalization ratio. The revolving credit commitment expires on April 30, 2001, at which time the then outstanding balance will convert to a term loan payable in 16 quarterly installments beginning July 31, 2001. All of the borrowings under the agreement are unsecured and the company pays an annual fee of .25% on the unused portion of the facility.

   Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The agreement also prohibits the company from encumbering its assets for the benefit of others.

(6) Benefit Plans

   Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 15% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the employee's contribution to the plan up to a maximum of 6% of the employee's base salary. The plan held 424,503 shares and 429,835 shares of the company's common stock at March 31, 2000 and 1999, respectively. Amounts charged to expense for the plan for 2000, 1999 and 1998 were $1.7 million, $1.8 million and $1.8 million, respectively.

   A defined benefits pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The company's policy is to fund the plan based upon minimum funding requirements of the Employee Retirement Income Security Act of 1974. The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company's tax-qualified pension plan. Certain benefits programs are maintained in several other countries which provide retirement income for covered employees.

   Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

   Changes in plan assets and obligations during the years ended March 31, 2000 and 1999 and the funded status of the U.S. defined benefits pension plan and the supplemental plan (referred to collectively as "Pension Benefits") and the postretirement health care and life insurance plan (referred to as "Other Benefits") at March 31, 2000 and 1999 were as follows:

                                                                  (in thousands)
                                                          Pension
                                                          Benefits            Other Benefits
------------------------------------------------------------------------------------------------
                                                    2000         1999         2000        1999
------------------------------------------------------------------------------------------------
Change in benefit obligation
  Benefit obligation at beginning of year          $34,798      29,636       15,526      13,082
  Service cost                                       1,014         848          900       1,068
  Interest cost                                      2,432       2,189          942         961
  Participant contributions                             --          --          265         223
  Plan amendments                                       --          --         (976)         --
  Benefits paid                                     (1,073)     (1,034)        (829)       (628)
  Actuarial (gain) loss                             (2,487)      3,159       (2,492)        820
------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                $34,684      34,798       13,336      15,526
------------------------------------------------------------------------------------------------
Change in plan assets
  Fair value of plan assets at beginning of year   $29,102      28,772           --          --
  Actual return                                      2,961       1,290           --          --
  Employer contributions                                83          74          564         405
  Participant contributions                             --          --          265         223
  Benefits paid                                     (1,073)     (1,034)        (829)       (628)
------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year         $31,073      29,102           --          --
------------------------------------------------------------------------------------------------
Funded (unfunded) status                            (3,611)     (5,696)     (13,336)    (15,526)
Unrecognized actuarial (gain) loss                  (1,169)      2,083       (5,570)     (3,395)
Unrecognized prior service cost                        687         908         (129)        880
------------------------------------------------------------------------------------------------
Net accrued benefit cost                           $(4,093)     (2,705)     (19,035)    (18,041)
================================================================================================
Net accrued benefit cost consists of:
  Prepaid benefit cost                             $ 1,869       1,536           --          --
  Accrued benefit liability                         (5,962)     (6,762)     (19,035)    (18,041)
  Intangible asset                                      --       2,521           --          --
------------------------------------------------------------------------------------------------
Net accrued benefit cost                           $(4,093)     (2,705)     (19,035)    (18,041)
================================================================================================

   For pension plans with benefit obligations in excess of plan assets, the projected benefit obligation at March 31, 2000 and 1999 was $6.6 million and $9.6 million, respectively. The accumulated benefit obligation for pension plans with benefit obligations in excess of plan assets was $5.4 million and $6.8 million at March 31, 2000 and 1999, respectively.

   Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2000, 1999 and 1998 include the following components:

                                                   (in thousands)
                                         2000           1999           1998
-------------------------------------------------------------------------------
Service cost                           $ 1,014           848            987
Interest cost                            2,432         2,189          2,230
Expected return on plan assets          (2,718)       (2,693)        (2,465)
Amortization of prior service cost         204           269            279
Recognized actuarial (gain) loss           538           (29)           120
-------------------------------------------------------------------------------
Net periodic pension cost              $ 1,470           584          1,151
===============================================================================

   Net periodic postretirement health care and life insurance costs for 2000, 1999 and 1998 include the following components:

                                                     (in thousands)
                                              2000        1999        1998
-------------------------------------------------------------------------------
Service cost                                $  900        1,068       1,255
Interest cost                                  942          961       1,132
Other amortization and deferral               (284)        (205)        (28)
-------------------------------------------------------------------------------
Net periodic postretirement benefit cost    $1,558        1,824       2,359
===============================================================================

   Assumptions used in actuarial calculations were as follows:

                                                      2000      1999      1998
-------------------------------------------------------------------------------
  Discount rate                                       7.5%      7.0%      7.5%
  Expected long-term rate of return on assets         9.5%      9.5%      9.5%
  Rates of annual increase in compensation levels     4.0%      4.0%      5.0%
===============================================================================

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 6.5% in 2001, gradually declining to 4.5% in the year 2005 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $1.7 million at March 31, 2000 and increase the cost for the year ended March 31, 2000 by $.3 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $1.4 million at March 31, 2000 and decrease the cost for the year ended March 31, 2000 by $.2 million.

   A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee's compensation to an employee benefit trust. The cost of the plan for fiscal 2000, 1999 and 1998 was $2.2 million, $1.7 million and $2.7 million, respectively. Fiscal 1999 cost of the plan has been reduced by $.9 million of forfeitures due to employee severances.

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

(7) Other Assets, Other Liabilities and Deferred Credits

   A summary of other assets at March 31 follows:

                                                          (in thousands)
                                                    2000                  1999
--------------------------------------------------------------------------------
   Recoverable insurance losses                    $ 49,549               66,052
   Assets held for sale                              23,545               14,589
   Deferred income tax assets                        27,214               17,932
   Other                                             11,023               12,344
--------------------------------------------------------------------------------
                                                   $111,331              110,917
================================================================================

   A summary of other liabilities and deferred credits at March 31 follows:

                                                              (in thousands)
                                                          2000             1999
--------------------------------------------------------------------------------
   Postretirement benefits liability                    $19,035           18,041
   Pension liability                                      4,093            5,226
   Minority interests in net assets of subsidiaries       3,782            4,665
   Deferred vessel revenues                              11,692           10,264
   Other                                                 10,071           11,331
--------------------------------------------------------------------------------
                                                        $48,673           49,527
================================================================================

(8) Capital Stock

   The company has 125 million shares of $.10 par value common stock authorized. At March 31, 2000 and 1999, 60,561,892 shares and 60,566,857 shares, respectively, were issued. At March 31, 2000 and 1999, 4,911,445 and 4,985,860 shares, respectively, were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2000 and 1999, three million shares of no par value preferred stock were authorized and unissued.

   Under the company's stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company's stock to officers and other key employees. At March 31, 2000, 4,308,571 shares of common stock are reserved for issuance under the plans of which 738,100 shares are available for future grants. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All outstanding stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

   The per share weighted-average fair values of stock options granted during fiscal years 2000, 1999, and 1998 were $13.28, $8.37, and $17.69, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                           2000          1999           1998
-------------------------------------------------------------------------------
   Risk-free interest rate                   6.50%         5.15%          5.75%
   Expected dividend yield                   2.00%         2.50%          1.25%
   Expected stock price volatility          45.71%        42.79%         34.93%
   Expected stock option life             5 years       5 years        5 years
===============================================================================

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

                                             2000          1999           1998
--------------------------------------------------------------------------------
   Net earnings (in thousands):
     As reported                            $76,590       210,719        315,499
     Pro forma                              $69,434       204,778        312,215
   Earnings per common share:
     As reported                            $  1.38          3.68           5.21
     Pro forma                              $  1.25          3.58           5.16
   Diluted earnings per common share:
     As reported                            $  1.37          3.68           5.18
     Pro forma                              $  1.24          3.58           5.13
================================================================================

   Pro forma net earnings and diluted earnings per common share reflect only options granted during fiscal years 2000, 1999, and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to April 1, 1995 is not considered.

   Stock option activity during 2000, 1999, and 1998 was as follows:

                                         Weighted-average             Number of
                                          Exercise Price               Shares
-------------------------------------------------------------------------------
   Balance at March 31, 1997                  $29.11                  1,913,103
     Granted                                   49.19                    762,000
     Exercised                                 20.97                   (620,054)
     Expired or cancelled                      41.60                    (94,984)
-------------------------------------------------------------------------------
   Balance at March 31, 1998                   38.89                  1,960,065
     Granted                                   23.18                  1,121,000
     Exercised                                 19.78                    (33,061)
     Expired or cancelled                      42.04                    (38,998)
-------------------------------------------------------------------------------
   Balance at March 31, 1999                   33.21                  3,009,006
     Granted                                   32.02                    609,000
     Exercised                                 15.64                    (33,699)
     Expired or cancelled                      33.77                    (24,000)
-------------------------------------------------------------------------------
   Balance at March 31, 2000                  $33.17                  3,560,307
===============================================================================

   The 3,560,307 options outstanding at March 31, 2000 fall into three general exercise-price ranges as follows:

                                                       Exercise Price Range
------------------------------------------------------------------------------------------
                                             $12.13-$22.75   $23.38-$35.75  $39.00-$59.00
------------------------------------------------------------------------------------------
Options outstanding at March 31, 2000          1,286,279       921,000        1,353,028
Weighted average exercise price                   $22.02        $29.70           $46.12
Weighted average remaining contractual life    7.9 years     8.4 years        7.3 years
Options exercisable at March 31, 2000            590,268       352,000        1,107,350
Weighted average exercise price of
 options exercisable at March 31, 2000            $21.17        $25.54           $45.42
==========================================================================================

   At March 31, 2000, 1999, and 1998, the number of options exercisable under the stock option plans was 2,049,618, 1,302,653, and 865,383, respectively; and the weighted average exercise price of those options was $35.02, $34.47 and $28.47, respectively.

   During fiscal years 2000, 1999 and 1998, a total of 38,900 shares of restricted common stock of the company were granted to certain key employees. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of the grants totaled approximately $1.7 million and was classified in stockholders' equity as deferred compensation--restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the four-year vesting period.

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

   From time to time the company's Board of Directors has authorized share repurchase programs whereby the company could purchase shares of company common stock in the open market or through privately negotiated transactions. There were no stock repurchases during fiscal 2000 and all previously authorized programs had expired by March 31, 2000. Stock repurchase activity during fiscal years 1999 and 1998 was as follows:

                                                                          1999           1998
-------------------------------------------------------------------------------------------------
   Number of shares repurchased                                         3,950,000      1,481,000
   Total cost, including broker commissions and fees (in thousands)    $  109,312         65,182
   Average cost per share                                              $    27.67          44.02

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

   For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the company's consolidated balance sheet. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trust held 4,911,445 and 4,985,860 shares of common stock at March 31, 2000 and 1999, respectively. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company's stock option plans and 401(k) plan.

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

(9) Commitments and Contingencies

   An employment agreement exists with the company's chairman of the board whereby he will serve in such capacity as well as president and chief executive officer through September 19, 2000. The terms of the employment agreement provide for an annual base salary and certain other benefits. Compensation continuation agreements exist with all other officers of Tidewater Inc. whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $18.7 million.

   The company is the defendant to several alleged labor-law pay violations claimed by certain current and former employees in various areas of the world where its marine vessel operations are conducted. During the second quarter of fiscal 1998, the company provided $8 million for the possible adverse outcome of these labor-law matters. Pursuant to a court-approved settlement, as of March 31, 2000 the company has paid $7.8 million in settlements relating to certain of these alleged labor-law pay violations. In management's opinion, the amount of the company's liability in excess of amounts provided in the financial statements for these labor-law matters, if any, will not have a material adverse effect on the company's financial position or the results of its ongoing operations.

   Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company's financial position or results of its ongoing operations.

(10) Segment and Geographic Distribution of Operations

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

                                                               (in thousands)
                                                 2000                1999                1998
------------------------------------------------------------------------------------------------
Marine revenues (A):
 Vessel revenues:
  United States                               $  140,090             296,161            463,914
  International (B)                              398,427             614,887            537,737
------------------------------------------------------------------------------------------------
                                                 538,517             911,048          1,001,651
 Other marine services                            36,298              57,944             58,510
------------------------------------------------------------------------------------------------
                                              $  574,815             968,992          1,060,161
================================================================================================
Marine operating profit:
 Vessel activity:
  United States                               $   (4,694)             96,376            225,599
  International                                   78,888             171,213            141,133
------------------------------------------------------------------------------------------------
                                                  74,194             267,589            366,732
 Gains on sales of assets                         19,441               2,949             16,592
 Other marine services                             6,254              12,526             10,663
------------------------------------------------------------------------------------------------
                                                  99,889             283,064            393,987
Other income                                      17,117               8,439              7,079
Other expense                                         --                  --             (6,847)
Corporate expenses                               (11,012)            (12,317)           (13,074)
Interest and other debt costs                       (714)             (2,445)           (24,677)
------------------------------------------------------------------------------------------------
Earnings from continuing operations before
 income taxes                                 $  105,280             276,741            356,468
================================================================================================
Identifiable assets:
 Marine:
  United States                               $  268,234             317,411            379,118
  International (B)                              857,705             970,853          1,043,781
------------------------------------------------------------------------------------------------
                                               1,125,939           1,288,264          1,422,899
  Investments in and advances to
   unconsolidated Marine companies                23,275              17,307             21,825
------------------------------------------------------------------------------------------------
                                               1,149,214           1,305,571          1,444,724
 General corporate                               283,122              88,887             48,115
------------------------------------------------------------------------------------------------
                                              $1,432,336           1,394,458          1,492,839
================================================================================================
Depreciation and amortization:
 Marine equipment depreciation                $   72,662              84,823             83,002
 General corporate depreciation                      670                 790                406
 Goodwill amortization                             9,170               9,170              8,002
------------------------------------------------------------------------------------------------
                                              $   82,502              94,783             91,410
================================================================================================
Additions to properties and equipment:
 Marine equipment operations                  $   56,476              40,959             62,555
 Discontinued Compression operations                  --                  --             17,597
 General corporate                                   886               7,324              2,349
------------------------------------------------------------------------------------------------
                                              $   57,362              48,283             82,501
================================================================================================

(A) One marine customer accounted for 12% of revenues for the fiscal year ended March 31, 2000. In fiscal 1999 and 1998 a different marine customer accounted for 8% and 11%, respectively, of revenues.
(B) Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company's international marine operations in any one country are not "material" as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $581.9 million, $674.5 million, and $795.1 million at March 31, 2000, 1999, and 1998, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar which aggregate approximately $5.0 million, $12.9 million, and $19.1 million at March 31, 2000, 1999, and 1998, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(11) Supplementary Information--Quarterly Financial Data (Unaudited)

Years Ended March 31, 2000 and 1999
(in thousands, except per share data)

2000                             First        Second        Third        Fourth
--------------------------------------------------------------------------------
Marine revenues                 $154,530      138,946      141,770       139,569
================================================================================
Marine operating profit         $ 24,671       27,291       22,232        25,695
================================================================================
Net earnings                    $ 16,462       18,885       22,233        19,010
================================================================================
Earnings per share              $    .30          .34          .40           .34
================================================================================
Diluted earnings per share      $    .30          .34          .40           .34
================================================================================

1999                             First        Second        Third        Fourth
--------------------------------------------------------------------------------
Marine revenues                 $284,877      254,235      232,984       196,896
================================================================================
Marine operating profit         $ 97,584       84,201       62,767        38,512
================================================================================
Net earnings                    $ 62,772       56,678       39,780        51,489
================================================================================
Earnings per share              $   1.06          .98          .71           .93
================================================================================
Diluted earnings per share      $   1.05          .98          .71           .93
================================================================================

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 1 and 4 for detailed information regarding transactions which affect fiscal 2000 and 1999 quarterly amounts. Company activity in fiscal years 2000 and 1999 has been significantly affected by the downturn in activity and spending in the oil industry resulting from the drop in the price of oil which began in the Fall of 1997. A discussion of current market conditions appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     SCHEDULE II

                        TIDEWATER INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                   Years Ended March 31, 2000, 1999 and 1998
                                 (in thousands)

Column A                                Column B  Column C   Column D   Column E
--------                                --------- --------- ----------  --------
                                         Balance                        Balance
                                           at                            at End
                                        Beginning Additions                of
Description                             of Period  at Cost  Deductions   Period
-----------                             --------- --------- ----------  --------
                 2000
                 ----
Deducted in balance sheet from trade
 accounts receivables:
  Allowance for doubtful accounts       $ 11,125    1,800       594(A)   12,331
                                        ========   ======     =====      ======
Deducted in balance sheet from other
 assets:
  Amortization of goodwill, prepaid
   rent and debt issuance costs         $ 22,311    9,413        --      31,724
                                        ========   ======     =====      ======

                 1999
                 ----
Deducted in balance sheet from trade
 accounts receivables:
  Allowance for doubtful accounts       $ 14,078      685     3,638(A)   11,125
                                        ========   ======     =====      ======
Deducted in balance sheet from other
 assets:
  Amortization of goodwill, prepaid
   rent and debt issuance costs         $ 12,219   10,092        --      22,311
                                        ========   ======     =====      ======

                 1998
                 ----
Deducted in balance sheet from trade
 accounts receivable:
  Allowance for doubtful accounts       $ 10,330    3,992       244(A)   14,078
                                        ========   ======     =====      ======
Deducted in balance sheet from other
 assets:
  Amortization of goodwill, prepaid
   rent and debt issuance costs         $  3,028    9,191        --      12,219
                                        ========   ======     =====      ======

--------
(A) Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

                                TIDEWATER INC.

                               EXHIBITS FOR THE

                          ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED MARCH 31, 2000

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

 3(b) - Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b) to the company's quarterly report on Form 10-Q for the quarter ended June 30,
         1999).

 4(a) - Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

10(a) - $600,000,000 Revolving Credit and Term Loan Agreement dated March 19, 1997 (filed with the Commission as Exhibit 10(a) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

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

10(d) - Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated October 1, 1999 (filed with the Commission as
         Exhibit 10(f) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(e) - Second Amended and Restated Employees' Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as
         Exhibit 10(d) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(f) - Supplemental Health Plan for Executive Officers of Tidewater Inc. (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

10(g) - Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective October 1, 1999 (filed with the Commission as Exhibit 10(I) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(h) - Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc., effective October 1, 1999 (filed with the Commission as Exhibit 10(h) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(i) - Amended and Restated Change of Control Agreement dated October 1, 1999 between Tidewater and William C. O'Malley (filed with the Commission as
         Exhibit 10(b) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(j) - Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with three executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(k) -  Tidewater Inc. 1996 Annual Incentive Plan (filed with the Commission as
         Exhibit 10(m) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(l) - Employment Agreement dated September 25, 1997 between Tidewater Inc. and William C. O'Malley (filed with the Commission as Exhibit 10 to the company's report on Form 10-Q for the quarter ended September 30,
         1997).

10(m) - Amendment No. 1 to Employment Agreement dated October 1, 1999 between Tidewater Inc. and William C. O'Malley (filed with the Commission as
         Exhibit 10(a) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(n) - Restated Tidewater Inc. 1997 Stock Incentive Plan, effective October 1, 1999 (filed with the Commission as Exhibit 10(g) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(o) - Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(p) - Seconded Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

*21   -  Subsidiaries of the company.

*23   -  Consent of Independent Auditors.

*27   -  Financial Data Schedule.


   Certain instruments respecting long-term debt of Tidewater have been omitted pursuant to Regulation S-K, Item 601. Tidewater hereby agrees to furnish a copy of any such instrument to the Commission upon request.