Form 10-Q
period 2000-06-30
TIDEWATER INC
filed 2000-07-20
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended June 30, 2000
                                                  -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

     _____________________________________ to __________________________________

                         Commission file number 1-6311

                                   TIDEWATER INC.
     ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                     72-0487776
     ---------------------------------------------------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification Number)

       601 Poydras Street, Suite 1900, New Orleans, Louisiana         70130
     ---------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code:     (504) 568-1010
                                                         -----------------------

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

                                    YES         X       NO  _________
                                            ---------

     55,717,643 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 17, 2000. Excluded from the calculation of shares outstanding at July 17, 2000 are 4,837,818 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------
                                                           June 30,    March 31,
ASSETS                                                       2000        2000
--------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                               $  249,335      226,910
 Trade and other receivables                                141,459      149,006
 Marine operating supplies                                   27,262       25,405
 Other current assets                                         2,764        2,372
--------------------------------------------------------------------------------
   Total current assets                                     420,820      403,693
--------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                    23,563       23,275
Properties and equipment:
 Vessels and related equipment                            1,360,371    1,356,177
 Other properties and equipment                              42,369       42,474
--------------------------------------------------------------------------------
                                                          1,402,740    1,398,651
 Less accumulated depreciation                              856,803      842,620
--------------------------------------------------------------------------------
   Net properties and equipment                             545,937      556,031
--------------------------------------------------------------------------------
Goodwill, net                                               335,714      338,006
Other assets                                                123,236      111,331
--------------------------------------------------------------------------------
      Total assets                                       $1,449,270    1,432,336
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                       68,835       66,943
 Accrued property and liability losses                        5,704        4,322
 Income taxes                                                 5,854        3,572
--------------------------------------------------------------------------------
   Total current liabilities                                 80,393       74,837
--------------------------------------------------------------------------------
Deferred income taxes                                       152,940      145,076
Accrued property and liability losses                        48,828       49,549
Other liabilities and deferred credits                       51,638       48,673
Stockholders' equity:
 Common stock of $.10 par value, 125,000,000 shares
  authorized, issued 60,555,461 shares at June
  and 60,561,892 shares at March                              6,056        6,056
 Other stockholders' equity                               1,109,415    1,108,145
--------------------------------------------------------------------------------
   Total stockholders' equity                             1,115,471    1,114,201
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity         $1,449,270    1,432,336
================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
-----------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                      June 30,
                                                           --------------------------
                                                                 2000         1999
                                                           --------------------------
Revenues:
   Vessel revenues                                        $    125,305        148,277
   Other marine revenues                                        11,579          6,253
-------------------------------------------------------------------------------------
                                                               136,884        154,530
-------------------------------------------------------------------------------------
Costs and expenses:
   Vessel operating costs                                       87,951         91,892
   Costs of other marine revenues                                9,243          4,355
   Depreciation and amortization                                19,071         22,942
   General and administrative                                   15,940         16,946
-------------------------------------------------------------------------------------
                                                               132,205        136,135
-------------------------------------------------------------------------------------
                                                                 4,679         18,395
Other income (expenses):
   Foreign exchange gain (loss)                                     77            (72)
   Gain on sales of assets                                         964          2,359
   Equity in net earnings of unconsolidated companies            2,342          1,986
   Minority interests                                             (196)          (247)
   Interest and miscellaneous income                             4,292          1,914
   Interest and other debt costs                                  (161)          (126)
-------------------------------------------------------------------------------------
                                                                 7,318          5,814
-------------------------------------------------------------------------------------
Earnings before income taxes                                    11,997         24,209
Income taxes                                                     3,839          7,747
-------------------------------------------------------------------------------------
Net earnings                                              $      8,158         16,462
=====================================================================================

Earnings per common share                                 $       0.15            .30
=====================================================================================

Diluted earnings per common share                         $       0.15            .30
=====================================================================================

Weighted average common shares outstanding                  55,614,916     55,498,319
Incremental common shares from stock options                   416,972        167,498
-------------------------------------------------------------------------------------
Adjusted weighted average common shares                     56,031,888     55,665,817
=====================================================================================

Cash dividends declared per common share                  $       0.15            .15
=====================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                  June 30,
                                                             ------------------
                                                               2000       1999
                                                             ------------------
Net cash provided by operating activities                    $ 33,828    80,535
-------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                2,754     3,679
   Additions to properties and equipment                       (6,610)  (12,787)
   Other                                                          (23)       37
-------------------------------------------------------------------------------
    Net cash used in investing activities                      (3,879)   (9,071)
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                         832       150
   Cash dividends                                              (8,356)   (8,338)
-------------------------------------------------------------------------------
    Net cash used in financing activities                      (7,524)   (8,188)
-------------------------------------------------------------------------------
Net change in cash and cash equivalents                        22,425    63,276
Cash and cash equivalents at beginning of period              226,910    10,422
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $249,335    73,698
===============================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Interest                                                 $      1       197
    Income taxes                                             $  3,771     6,779
===============================================================================

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

(2)  Stockholders' Equity

At June 30, 2000 and March 31, 2000, 4,839,779 and 4,911,445 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 32% for the quarters ended June 30, 2000 and 1999.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------



The Board of Directors and Shareholders
Tidewater Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 2000 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated April 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                              Ernst & Young LLP


New Orleans, Louisiana
July 18, 2000

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

The company decided to accelerate a number of vessel drydockings into the first and second quarter of fiscal 2001 in order to have the equipment ready for service in anticipation of improvements in the market later this fiscal year; thus, incurring higher repair and maintenance costs and depressing earnings. Fifty vessel drydockings occurred during the current quarter and approximately 35 are scheduled for the second quarter of fiscal 2001.

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

                                                                                                   Quarter
                                                                        Quarter Ended               Ended
                                                                          June 30,                 March 31,
                                                                     ------------------
     (in thousands)                                                  2000          1999               2000
------------------------------------------------------------------------------------------------------------
Revenues:
 Vessel revenues:
     United States                                               $ 36,503        32,758               35,970
     International                                                 88,802       115,519               95,880
------------------------------------------------------------------------------------------------------------
                                                                  125,305       148,277              131,850
 Other marine revenues                                             11,579         6,253                7,719
------------------------------------------------------------------------------------------------------------
                                                                 $136,884       154,530              139,569
============================================================================================================
Operating costs:
 Vessel operating costs:
     Crew costs                                                  $ 43,365        53,409               46,555
     Repair and maintenance                                        25,888        17,062               19,494
     Insurance                                                      4,969         5,297                3,897
     Fuel, lube and supplies                                        6,112         6,984                5,796
     Other                                                          7,617         9,140                7,727
------------------------------------------------------------------------------------------------------------
                                                                   87,951        91,892               83,469
 Costs of other marine revenues                                     9,243         4,355                5,836
------------------------------------------------------------------------------------------------------------
                                                                 $ 97,194        96,247               89,305
============================================================================================================

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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $10.8 million of billings as of June 30, 2000 ($10.7 million of billings as of March 31, 2000), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

Oil and natural gas prices have appreciated significantly during calendar years 1999 and 2000. The increases in the pricing of oil and natural gas combined with severe tightening of inventory levels for both crude oil and natural gas continue to increase the demand for working drilling rigs and services in the U.S. Gulf of Mexico and on a global basis. Strong demand for natural resources has prompted the oil and gas exploration and production companies to increase capital spending in order to take advantage of improving industry conditions. Despite improved market conditions capital spending levels still remain below late 1997 levels. U.S.-based vessel demand is expected to increase as market conditions and drilling rig utilization rates continue to improve and international-based vessel demand is expected to trend upward as international drilling activity recovers.

Marine operating profit and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

                                                                                                    Quarter
                                                                          Quarter Ended              Ended
                                                                             June 30,              March 31,
                                                                       -------------------
      (in thousands)                                                   2000           1999            2000
--------------------------------------------------------------------------------------------------------------
Vessel activity:
   United States                                                    $(5,475)          (397)          (5,075)
   International                                                     12,216         21,047           20,591
--------------------------------------------------------------------------------------------------------------
                                                                      6,741         20,650           15,516
Gain on sales of assets                                                 964          2,357            8,412
Other marine services                                                 2,230          1,664            1,767
--------------------------------------------------------------------------------------------------------------
Operating profit                                                    $ 9,935         24,671           25,695
--------------------------------------------------------------------------------------------------------------
Equity in net earnings of unconsolidated companies                    2,342          1,986            2,525
Interest and other debt costs                                          (161)          (126)            (265)
Corporate general and administrative                                 (3,311)        (2,945)          (2,466)
Other income                                                          3,192            623            2,467
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                        $11,997         24,209           27,956
==============================================================================================================

U.S.-based vessel revenues for the current quarter increased 11% as compared to the same period in fiscal 2000 as a result of higher utilization and average day rates. Average day rates and utilization for the towing supply/supply vessels, the company's major income producing asset in the domestic market, increased by approximately 7% and 21%, respectively, for the current quarter as compared to the same period in fiscal 2000.

Current quarter operating profit for the U.S.-based vessels decreased significantly from the comparative period in fiscal 2000 in spite of increases in utilization and average day rates. The decrease in operating profit is due primarily to increases in repair and maintenance costs incurred from an intense drydocking program the company initiated in order to ready equipment for an expected improvement in demand for its vessels. Twenty-five domestic-based vessel drydockings occurred in the current quarter. The company initiated this drydocking program while vessel demand and average day rates in the domestic market have not fully recovered; thus, sacrificing short-term profitability in anticipation of higher average day rates and vessel demand when market conditions in the U.S. Gulf of Mexico improve.

Current quarter U.S.-based revenues increased slightly as compared to the prior quarter. Although not indicative in the statistics, improved market conditions and vessel demand in the U.S. Gulf of Mexico has put upward pressure on average day rates during the latter part of the current quarter. As of June 30, 2000, the towing supply/supply vessels operating in the U.S. Gulf of Mexico are experiencing approximately $4,200 average day rates and 63% utilization. U.S.- based operating profit decreased during the current quarter as compared to the previous quarter primarily due to higher repair and maintenance costs.

International-based vessel revenues for the current quarter decreased 23% as compared to the same period in fiscal 2000 as a result of lower average day rates and a decrease in the number of active vessels in the international-based fleet. The company sold its safety/standby vessels in July 1999, as it did not conform to the company's long-range strategies. Removing the revenue effect of the safety/standby fleet, current quarter international-based revenues decreased 15% as compared to same period in the prior fiscal year. International vessel demand continues to feel residual effects of the curtailments in customer spending due to the oil industry slow down.

Current quarter international-based vessel operating profit decreased approximately 42% as compared to the same period in fiscal 2000 as a result of lower average day rates, a decrease in the number of active vessels in the international-based fleet and higher repair and maintenance costs. International vessel utilization rates increased slightly, but primarily as a result of withdrawing 25 older, little-used vessels from active service during the latter part of fiscal 2000 at which time they were removed from the utilization statistics. Vessel utilization rates are a function of vessel days worked and vessel days available. Repair and maintenance costs increased primarily due to 25 international-based vessel drydockings.

Current quarter international-based revenues decreased 7% as compared to the prior quarter as a result of lower average day rates. Current quarter international-based vessel operating profit decreased 41% as compared to the previous quarter primarily due to higher repair and maintenance costs for international-based vessels.

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

                                                                                                Quarter
                                                                     Quarter Ended               Ended
                                                                        June 30,               March 31,
                                                                -----------------------
                                                                2000               1999          2000
--------------------------------------------------------------------------------------------------------
UTILIZATION:
-----------
 Domestic-based fleet :
 --------------------
   Towing-supply/supply                                           57.1%             47.2            56.4
   Crew/utility                                                   86.9              77.3            80.0
   Offshore tugs                                                  33.5              38.9            35.6
   Other                                                          30.7              46.6            35.5
   Total                                                          56.0%             49.4            55.1
 International-based fleet :
 -------------------------
   Towing-supply/supply                                           76.7%             71.9            76.0
   Crew/utility                                                   93.9              89.2            93.7
   Offshore tugs                                                  66.8              65.4            76.6
   Safety/standby                                                  ---              77.5             ---
   Other                                                          42.4              52.1            43.7
   Total                                                          74.5%             72.0            75.6
 Worldwide fleet:
 ---------------
   Towing-supply/supply                                           69.0%             62.6            68.4
   Crew/utility                                                   91.5              85.2            89.0
   Offshore tugs                                                  51.9              54.1            59.1
   Safety/standby                                                  ---              77.5             ---
   Other                                                          39.9              50.9            41.9
   Total                                                          67.5%             64.1            67.9
========================================================================================================

AVERAGE VESSEL DAY RATES:
------------------------
 Domestic-based fleet:
 --------------------
   Towing-supply/supply                                         $3,990             3,734           4,019
   Crew/utility                                                  2,046             1,806           2,014
   Offshore tugs                                                 6,235             6,028           5,733
   Other                                                         1,305             1,345           1,331
   Total                                                        $3,735             3,572           3,732
 International-based fleet:
 -------------------------
   Towing-supply/supply                                         $5,066             5,698           5,273
   Crew/utility                                                  2,237             2,250           2,290
   Offshore tugs                                                 3,814             4,048           4,009
   Safety/standby                                                  ---             6,087             ---
   Other                                                         1,624             1,265           1,604
   Total                                                        $4,173             4,676           4,334
 Worldwide fleet:
 ---------------
   Towing-supply/supply                                         $4,717             5,143           4,873
   Crew/utility                                                  2,173             2,114           2,204
   Offshore tugs                                                 4,516             4,652           4,452
   Safety/standby                                                  ---             6,087             ---
   Other                                                         1,572             1,282           1,553
   Total                                                        $4,035             4,377           4,151
========================================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30 and March 31:

                                                                              Quarter
                                                            Quarter Ended      Ended
                                                               June 30,       March 31,
                                                            --------------
                                                            2000      1999      2000
-------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
  Towing-supply/supply                                       125       131        125
  Crew/utility                                                26        26         26
  Offshore tugs                                               32        37         32
  Other                                                        9        10          9
-------------------------------------------------------------------------------------
  Total                                                      192       204        192
-------------------------------------------------------------------------------------
International-based fleet:
-------------------------
  Towing-supply/supply                                       193       219        199
  Crew/utility                                                48        50         48
  Offshore tugs                                               40        50         43
  Safety/standby                                             ---        25        ---
  Other                                                       33        33         32
-------------------------------------------------------------------------------------
  Total                                                      314       377        322
-------------------------------------------------------------------------------------
  Owned or chartered vessels included in marine revenues     506       581        514
  Vessels held for sale                                       52        50         61
  Joint-venture and other                                     51        46         47
-------------------------------------------------------------------------------------
     Total                                                   609       677        622
=====================================================================================

The company sold all of its safety/standby vessels for approximately $40 million in an all cash transaction during the second quarter of fiscal 2000. This specialized fleet was sold because it did not conform to the company's long-range strategies. In July 1999 the company acquired six new-build vessels from an industry competitor for an aggregate price of approximately $22 million. The package of vessels included one supply vessel, two offshore tugs and three crew boats. Five of the vessels were delivered to the market in fiscal 2000 while the sixth vessel was delivered to the market during the current quarter.

During the latter part of fiscal 2000, the company withdrew from active service, 39 older, little-used vessels. Fourteen of the vessels were withdrawn from the domestic-based fleet and 25 were withdrawn from the international-based fleet. Vessels withdrawn from active service are intended to be sold.

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:


                                                 Quarter Ended     Quarter
                                                    June 30,        Ended
                                                 --------------   March 31,
   (in thousands)                                2000      1999      2000
----------------------------------------------------------------------------
Personnel                                     $10,090    10,133     10,761
Office and property                             2,724     2,899      2,829
Sales and marketing                             1,119     1,110      1,141
Professional services                             850     1,232      1,728
Other                                           1,157     1,572        707
----------------------------------------------------------------------------
                                              $15,940    16,946     17,166
============================================================================

General and administrative expenses for the current quarter decreased approximately 6% as compared to the same period in fiscal 2000 due primarily to personnel reductions resulting from the sale of the safety/standby vessel fleet.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At June 30, 2000, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Investing activities for the quarters ended June 30, 2000 and 1999 were comparable with no unusual activity. Financing activities for the quarters ended June 30, 2000 and 1999 included $8.4 and $8.3 million, respectively, of cash for quarterly cash dividends of $.15 per share.

In order to better meet and service the needs of its customers, the company on January 20, 2000 a new-build program estimated to cost in the range of $200-$300 million. The vessels, which will be designed to cover operational capabilities the company currently does not possess, will include very large anchor handling towing supply vessels and large platform supply vessels capable of working in most of the deepwater markets of the world. The company expects to finance the new-build program from its current cash balances, its projected cash flow and its existing revolving credit facility. Deliveries on the new vessels are expected to commence in about two years. At June 30, 2000 no commitments to shipyards or other suppliers had been made for construction of these vessels.

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

No change from 2000 annual report disclosure.

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

                         TIDEWATER INC.
                         ------------------------------------------------------
                         (Registrant)



Date:  July 20, 2000     /s/ William C. O'Malley
                         ------------------------------------------------------
                         William C. O'Malley
                         Chairman of the Board, President and
                         Chief Executive Officer



Date:  July 20, 2000     /s/ Ken C. Tamblyn
                         ------------------------------------------------------
                         Ken C. Tamblyn
                         Executive Vice President and
                         Chief Financial Officer (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number
------

15        Letter re Unaudited Interim Financial Information

27        Financial Data Schedule