Form 10-Q
period 2000-09-30
TIDEWATER INC
filed 2000-10-19
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended September 30, 2000
                                                  ------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -For the Transition Period From
     _______________________________ to _____________________________________

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

                                   YES       X         NO  ___________
                                          ---------

55,800,558 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 16, 2000. Excluded from the calculation of shares outstanding at October 16, 2000 are 4,754,903 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                September 30,             March 31,
ASSETS                                                                               2000                    2000
-------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                $      268,234                  226,910
   Trade and other receivables                                                     151,506                  149,006
   Marine operating supplies                                                        29,209                   25,405
   Other current assets                                                              2,654                    2,372
-------------------------------------------------------------------------------------------------------------------
       Total current assets                                                        451,603                  403,693
-------------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                                          9,877                   23,275
Properties and equipment:
   Vessels and related equipment                                                 1,369,010                1,356,177
   Other properties and equipment                                                   42,908                   42,474
-------------------------------------------------------------------------------------------------------------------
                                                                                 1,411,918                1,398,651
   Less accumulated depreciation                                                   850,851                  842,620
-------------------------------------------------------------------------------------------------------------------
       Net properties and equipment                                                561,067                  556,031
-------------------------------------------------------------------------------------------------------------------
Goodwill, net                                                                      333,421                  338,006
Other assets                                                                       117,092                  111,331
-------------------------------------------------------------------------------------------------------------------
           Total assets                                                     $    1,473,060                1,432,336
===================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                                            68,857                   66,943
   Accrued property and liability losses                                             6,937                    4,322
   Income taxes                                                                      6,246                    3,572
-------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                    82,040                   74,837
-------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                              162,566                  145,076
Accrued property and liability losses                                               41,392                   49,549
Other liabilities and deferred credits                                              50,557                   48,673
Stockholders' equity:
   Common stock of $.10 par value, 125,000,000 shares
       authorized, issued 60,555,461 shares at September
       and 60,561,892 shares at March                                                6,056                    6,056
   Other stockholders' equity                                                    1,130,449                1,108,145
-------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                1,136,505                1,114,201
-------------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                       $    1,473,060                1,432,336
===================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
-------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended                    Six Months Ended
                                                                      September 30,                     September 30,
                                                                -------------------------          ----------------------
                                                                    2000            1999            2000           1999
-------------------------------------------------------------------------------------------------------------------------
Revenues:
   Vessel revenues                                           $    135,642         129,735          260,947        278,012
   Other marine revenues                                           10,495           9,211           22,074         15,464
-------------------------------------------------------------------------------------------------------------------------
                                                                  146,137         138,946          283,021        293,476
-------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Vessel operating costs                                          88,304          77,431          176,255        169,323
   Costs of other marine revenues                                   8,066           7,434           17,309         11,789
   Depreciation and amortization                                   19,455          20,335           38,526         43,277
   General and administrative                                      16,337          16,647           32,277         33,593
-------------------------------------------------------------------------------------------------------------------------
                                                                  132,162         121,847          264,367        257,982
-------------------------------------------------------------------------------------------------------------------------
                                                                   13,975          17,099           18,654         35,494
Other income (expenses):
   Foreign exchange gain (loss)                                      (139)            275              (62)           203
   Gain on sales of assets                                         19,360           6,605           20,324          8,964
   Equity in net earnings of unconsolidated companies               1,693           1,900            4,035          3,886
   Minority interests                                                  24             (44)            (172)          (291)
   Interest and miscellaneous income                                4,661           2,100            8,953          4,014
   Interest and other debt costs                                     (163)           (163)            (324)          (289)
-------------------------------------------------------------------------------------------------------------------------
                                                                   25,436          10,673           32,754         16,487
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       39,411          27,772           51,408         51,981
Income taxes                                                       13,114           8,887           16,953         16,634
-------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 $     26,297          18,885           34,455         35,347
=========================================================================================================================

Earnings per common share                                    $        .47             .34              .62            .64
=========================================================================================================================

Diluted earnings per common share                            $        .47             .34              .61            .64
=========================================================================================================================

Weighted average common shares outstanding                     55,673,269      55,523,727       55,644,550     55,511,093
Incremental common shares from stock options                      468,207         304,923          442,589        236,211
-------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                        56,141,476      55,828,650       56,087,139     55,747,304
=========================================================================================================================

Cash dividends declared per common share                     $        .15             .15              .30            .30
=========================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended                    Six Months Ended
                                                                       September 30,                    September 30,
                                                                ------------------------          ----------------------
                                                                    2000            1999            2000            1999
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     $    23,752         51,311           57,580        131,846
------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                   39,272         49,647           42,026         53,326
   Additions to properties and equipment                          (37,197)       (29,652)         (43,807)       (42,439)
   Other                                                              ---             25              (23)            62
------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities          2,075         20,020           (1,804)        10,949
========================================================================================================================
Cash flows from financing activities:
   Proceeds from issuance of common stock                           1,431             38            2,263            188
   Cash dividends                                                  (8,359)        (8,342)         (16,715)       (16,680)
------------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                       (6,928)        (8,304)         (14,452)       (16,492)
------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                            18,899         63,027           41,324        126,303
Cash and cash equivalents at beginning of period                  249,335         73,698          226,910         10,422
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $   268,234        136,725          268,234        136,725
========================================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                               $       128            129              129            326
       Income taxes                                           $     4,615         10,569            8,386         17,348
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

(2)  Stockholders' Equity

At September 30, 2000 and March 31, 2000, 4,756,409 and 4,911,445 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 33.3% and 33.0% for the quarter and six-month period ended September 30, 2000, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and six-month period ended September 30, 1999 was 32%.

(4)  Gain on Sales of Assets

Gain on sales of assets in the quarter ended September 30, 2000 includes $2.6 million resulting from sales of marine vessels and a $16.8 million gain resulting from the sale of the company's 40% holding in its marine joint venture, National Marine Service (NMS), for approximately $31 million. The after-tax effect of the gain on the sale of the company's interest in NMS was $10.9 million, or $.19 per share.

(5)  Vessel Fleet Acquisition

On October 18, 2000 the company entered into an agreement to purchase eight vessels from The Sanko Steamship Co., Ltd. for $160 million in cash. Closing of the purchase is anticipated for mid to late November 2000. Four of the vessels are large anchor-handling towing supply vessels and four are large North Sea-type platform supply vessels.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------


The Board of Directors and Shareholders
Tidewater Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
October 18, 2000

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2000. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.

                                                                                                         Quarter
                                                  Quarter Ended                  Six Months Ended         Ended
                                                   September 30,                    September 30,        June 30,
                                             ------------------------          ---------------------    ---------
              (In thousands)                     2000         1999              2000          1999         2000
------------------------------------------------------------------------------------------------------------------
Revenues:
   Vessel revenues:
       United States                        $    44,807         34,918          81,310        67,676        36,503
       International                             90,835         94,817         179,637       210,336        88,802
------------------------------------------------------------------------------------------------------------------
                                                135,642        129,735         260,947       278,012       125,305
   Other marine revenues                         10,495          9,211          22,074        15,464        11,579
------------------------------------------------------------------------------------------------------------------
                                            $   146,137        138,946         283,021       293,476       136,884
==================================================================================================================
Operating costs:
   Vessel operating costs:
       Crew costs                           $    45,986         44,135          89,351        97,544        43,365
       Repair and maintenance                    24,190         16,334          50,078        33,396        25,888
       Insurance                                  4,718          4,264           9,687         9,561         4,969
       Fuel, lube and supplies                    6,711          5,508          12,823        12,492         6,112
       Other                                      6,699          7,190          14,316        16,330         7,617
------------------------------------------------------------------------------------------------------------------
                                                 88,304         77,431         176,255       169,323        87,951
   Costs of other marine revenues                 8,066          7,434          17,309        11,789         9,243
------------------------------------------------------------------------------------------------------------------
                                            $    96,370         84,865         193,564       181,112        97,194
==================================================================================================================

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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $9.5 million of billings as of September 30, 2000 ($10.7 million of billings as of March 31, 2000), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

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

Marine operating profit and other components of earnings before income taxes for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2000 consist of the following:

                                                                                                          Quarter
                                                      Quarter Ended               Six Months Ended         Ended
                                                      September 30,                 September 30,        June 30,
                                                    ------------------          --------------------     ---------
               (In thousands)                       2000         1999            2000          1999          2000
------------------------------------------------------------------------------------------------------------------
Vessel activity:
   United States                             $      420            399          (5,055)            2        (5,475)
   International                                 14,559         18,633          26,775        39,680        12,216
------------------------------------------------------------------------------------------------------------------
                                                 14,979         19,032          21,720        39,682         6,741
Gain on sales of assets                          19,360          6,598          20,324         8,955           964
Other marine services                             2,306          1,661           4,536         3,325         2,230
------------------------------------------------------------------------------------------------------------------
Operating profit                                 36,645         27,291          46,580        51,962         9,935
------------------------------------------------------------------------------------------------------------------
Equity in net earnings of
   unconsolidated companies                       1,693          1,900           4,035         3,886         2,342
Interest and other debt costs                      (163)          (163)           (324)         (289)         (161)
Corporate general and administrative             (3,576)        (3,120)         (6,887)       (6,065)       (3,311)
Other income                                      4,812          1,864           8,004         2,487         3,192
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                 $   39,411         27,772          51,408        51,981        11,997
==================================================================================================================

U.S.-based vessel revenues for the quarter and six-month periods ended September 30, 2000 have increased approximately 28% and 20%, respectively, as compared to the same periods in fiscal 2000 as a result of higher utilization and average day rates. Improving market conditions and vessel demand in the U.S. Gulf of Mexico continue to apply upward pressure on average day rates for the U.S.-based towing supply/supply vessels, the company's major income producing asset. As of September 30, 2000, the towing supply/supply vessels operating in the U.S. Gulf of Mexico are experiencing approximately $5,000 average day rates and 66% utilization.

U.S.-based operating profit for the quarter ended September 30, 2000 increased slightly as compared to the same period in fiscal 2000 primarily as a result of increases in vessel revenues offset by higher repair and maintenance costs and crew costs. U.S.-based operating profit for the six-month period ended September 30, 2000 decreased from the comparative period in fiscal 2000 despite increases in vessel revenues primarily as a result of higher repair and maintenance costs and crew costs. Repair and maintenance costs increased as a result of costs incurred from an intense drydocking program the company initiated during the first quarter of fiscal 2001 and continued during the second quarter of fiscal 2001 in order to ready equipment for an expected improvement in demand for its vessels. The company initiated this drydocking program while vessel demand and average day rates in the domestic market have not fully recovered; thus sacrificing short-term profitability in anticipation of higher average day rates and vessel demand when market conditions in the U.S. Gulf of Mexico improve. The company will continue to perform vessel drydockings and consequently incur high repair and maintenance costs as more vessels are removed from stack as a result of improving market conditions in the U.S. Gulf of Mexico. Crew costs increased due to employing more vessel personnel as a result of stronger demand for the company's services in the domestic market.

Current quarter U.S.-based vessel revenues increased 23% as compared to the previous quarter due to higher average day rates and utilization resulting from improved market conditions and vessel demand in the U.S. Gulf of Mexico. U.S.- based operating profit increased during the current quarter as compared to the previous quarter as a result of higher average day rates and utilization.

International-based vessel revenues for the quarter and six-month periods ended September 30, 2000 decreased 4% and 15%, respectively, from the comparative periods in fiscal 2000 as a result of lower average day rates and a decrease in the number of active vessels in the international-based fleet. The company sold its safety/standby vessels in July 1999, as it did not conform to the company's long-range strategies. International vessel demand has trended upwards in recent months as international drilling activity recovers from the curtailments in customer spending due to the oil industry slow down.

International-based operating profit for the quarter and six-month periods ended September 30, 2000 decreased 22% and 33%, respectively, from the comparative periods in fiscal 2000 as a result of lower vessel revenues and higher repair and maintenance costs. Repair and maintenance costs increased primarily due to a higher number of international-based vessels drydockings being performed. International vessel utilization rates increased during the comparative periods, but primarily as a result of withdrawing 25 older, little-used vessels from active service during the latter part of fiscal 2000 at which time they were removed from the utilization statistics. Vessel utilization rates are a function of vessel days worked and vessel days available.

Current quarter international-based vessel revenues increased slightly as compared to the previous quarter as a result of higher average day rates. International-based operating profit increased 19% as compared to the previous quarter as a result of higher vessel revenues and lower repair and maintenance costs primarily due to fewer international-based vessel drydockings being performed during the quarter.

Gain on sales of assets increased during the current quarter due to a $16.8 million gain resulting from the sale of the company's 40% holding in its marine joint venture, National Marine Service. Other income increased during the current six-month period as a result of interest income earned on an increased cash balance.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2000:

                                                                                                       Quarter
                                                     Quarter Ended        Six Months Ended              Ended
                                                     September 30,           September 30,             June 30,
                                                 --------------------   ---------------------        -----------
                                                   2000         1999      2000          1999             2000
----------------------------------------------------------------------------------------------------------------
  UTILIZATION:
  -----------
    Domestic-based fleet:
    ---------------------
      Towing-supply/supply                          64.2%       52.3        60.7         49.7            57.1
      Crew/utility                                  89.2        74.1        88.1         75.7            86.9
      Offshore tugs                                 40.6        46.8        37.1         42.8            33.5
      Other                                         23.9        76.8        27.3         61.1            30.7
      Total                                         61.7%       55.2        58.8         52.3            56.0
    International-based fleet:
    -------------------------
      Towing-supply/supply                          75.7%       67.0        76.2         69.5            76.7
      Crew/utility                                  91.5        90.4        92.7         89.8            93.9
      Offshore tugs                                 67.3        51.2        67.0         58.2            66.8
      Safety/standby                                 ---         ---         ---         77.5             ---
      Other                                         47.0        48.3        44.7         50.2            42.4
      Total                                         74.1%       66.3        74.3         69.2            74.5
    Worldwide fleet:
    ---------------
      Towing-supply/supply                          71.3%       61.6        70.2         62.1            69.0
      Crew/utility                                  90.7        84.9        91.1         85.0            91.5
      Offshore tugs                                 55.0        49.4        53.4         51.7            51.9
      Safety/standby                                 ---         ---         ---         77.5             ---
      Other                                         42.0        54.4        41.0         52.6            39.9
      Total                                         69.4%       62.3        68.4         63.2            67.5
===================================================================================================================

  AVERAGE VESSEL DAY RATES:
  ------------------------
    Domestic-based fleet:
    --------------------
      Towing-supply/supply                      $  4,533       3,484       4,275        3,603           3,990
      Crew/utility                                 2,197       1,790       2,123        1,798           2,046
      Offshore tugs                                5,927       5,922       6,062        5,969           6,235
      Other                                        1,643       1,250       1,455        1,288           1,305
      Total                                     $  4,169       3,427       3,962        3,496           3,735
    International-based fleet:
    -------------------------
      Towing-supply/supply                      $  5,149       5,522       5,108        5,613           5,066
      Crew/utility                                 2,246       2,172       2,242        2,211           2,237
      Offshore tugs                                4,224       3,818       4,017        3,944           3,814
      Safety/standby                                 ---         ---         ---        6,087             ---
      Other                                        1,318       1,383       1,463        1,322           1,624
      Total                                     $  4,245       4,401       4,209        4,548           4,173
    Worldwide fleet:
    ---------------
      Towing-supply/supply                      $  4,936       4,878       4,829        5,012           4,717
      Crew/utility                                 2,229       2,059       2,201        2,086           2,173
      Offshore tugs                                4,804       4,638       4,664        4,646           4,516
      Safety/standby                                 ---         ---         ---        6,087             ---
      Other                                        1,357       1,343       1,461        1,313           1,572
      Total                                     $  4,220       4,088       4,129        4,237           4,035
===================================================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2000:


                                                       Quarter Ended          Six Months Ended           Quarter
                                                        September 30,            September 30,            Ended
                                                     ------------------       -------------------        June 30,
                                                      2000         1999         2000        1999            2000
------------------------------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
    Towing-supply/supply                               121          129          123         130              125
    Crew/utility                                        26           26           26          26               26
    Offshore tugs                                       33           36           33          37               32
    Other                                                9            9            9           9                9
------------------------------------------------------------------------------------------------------------------
    Total                                              189          200          191         202              192
------------------------------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
    Towing-supply/supply                               195          219          194         219              193
    Crew/utility                                        48           50           48          50               48
    Offshore tugs                                       38           52           39          51               40
    Safety/standby                                     ---          ---          ---          12              ---
    Other                                               33           33           33          33               33
------------------------------------------------------------------------------------------------------------------
    Total                                              314          354          314         365              314
------------------------------------------------------------------------------------------------------------------
Owned or chartered vessels included in
    marine revenues                                    503          554          505         567              506
Vessels held for sale                                   48           43           50          47               52
Joint-venture and other                                 34           44           42          45               51
------------------------------------------------------------------------------------------------------------------
Total                                                  585          641          597         659              609
==================================================================================================================


The company's sale of its 40% holding in one of its unconsolidated joint venture companies during the current quarter resulted in a decrease in the joint venture vessel count by 24 vessels. As the sale occurred during August 2000, the current quarter average joint venture vessel count does not reflect the total vessel reduction.

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

General and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2000 were as follows:


                                                         Quarter Ended          Six Months Ended           Quarter
                                                          September 30,           September 30,             Ended
                                                     -------------------       ------------------          June 30,
          (In thousands)                             2000           1999         2000        1999            2000
-------------------------------------------------------------------------------------------------------------------
Personnel                                          $  10,052       9,916       20,142      20,049           10,090
Office and property                                    2,758       2,752        5,482       5,651            2,724
Sales and marketing                                    1,079       1,058        2,198       2,168            1,119
Professional services                                  1,144       1,353        1,994       2,585              850
Other                                                  1,304       1,568        2,461       3,140            1,157
-------------------------------------------------------------------------------------------------------------------
                                                   $  16,337      16,647       32,277      33,593           15,940
===================================================================================================================

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At September 30, 2000, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Investing activities for the six-months ended September 30, 2000 used $1.8 million of cash which included $42 million from proceeds from the sale of assets, primarily the sale of the company's 40% holding in National Marine Service for approximately $31 million during the current quarter. Sale proceeds were offset by additions to properties and equipment totaling $43.8 million comprised of approximately $6.0 million in capitalized repairs and maintenance and $36.4 million for the construction of offshore marine vessels and the acquisition of one platform supply vessel. Investing activities for the six-months ended September 30, 1999 provided $10.9 million of cash which included proceeds primarily from the sale of the safety/standby fleet offset by new construction additions to property plant and equipment. Financing activities includes quarterly cash dividends of $.15 per share.

In order to better meet and service the needs of its customers, the company announced on January 20, 2000 a new-build program estimated to cost in the range of $200 - $300 million. The vessels, which will be designed to cover operational capabilities the company currently does not possess, will include very large anchor handling towing supply vessels and large platform supply vessels capable of working in most of the deepwater markets of the world. The company expects to finance the new-build program from its current cash balances, its projected cash flow and its existing revolving credit facility. As of September 30, 2000 the company has committed to the construction of two platform supply vessels for an aggregate cost of approximately $45.5 million of which $1.9 million has been expended. The two vessels are expected to be delivered to the market before the end of fiscal 2002.

In addition to the new-build program discussed above during the current quarter the company committed to the purchase of three platform supply vessels currently under construction for an aggregate cost of approximately $48.4 million of which $5.0 million has been expended as of September 30, 2000. One of the three vessels is expected to be delivered to the market before the end of fiscal 2001 while the remaining two vessels will be delivered during the first quarter of fiscal 2002.

On October 18, 2000 the company entered into an agreement to purchase eight vessels from The Sanko Steamship Co., Ltd. for $160 million in cash. Closing of the purchase is anticipated for mid to late November 2000. Four of the vessels are large anchor-handling towing supply vessels and four are large North Sea-type platform supply vessels.

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

No change from fiscal 2000 annual report disclosure.

                          PART II. OTHER INFORMATION



Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

A. The Annual Meeting of Stockholders of the company was held in New Orleans, Louisiana on July 27, 2000.

B. Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

                                               Nominee or Director
        Name                                   Continuing in Office
        ----                                   --------------------

        Robert H. Boh                          Director Continuing in Office
        Donald T. Bollinger                    Director Continuing in Office
        Arthur R. Carlson                      Nominee
        Larry D. Hornbeck                      Director Continuing in Office
        Jon C. Madonna                         Nominee
        Paul W. Murrill                        Director Continuing in Office
        William C. O'Malley                    Nominee
        Lester Pollack                         Director Continuing in Office
        J. Hugh Roff, Jr.                      Director Continuing in Office
        Donald G. Russell                      Director Continuing in Office


C. The company's Stockholders voted as follows with respect to the proposals presented at the meeting:

        1. Arthur R. Carlson was elected director with 52,663,296 votes cast for and 1,149,760 votes withheld.

        2. Jon C. Madonna was elected director with 52,665,572 votes cast for and 1,147,484 votes withheld.

        3. William C. O'Malley was elected director with 52,659,684 votes cast for and 1,153,372 votes withheld.

        4. The selection of Ernst & Young LLP as the company's independent accountants for the fiscal year ending March 31, 2001 was ratified with 53,720,209 votes cast for, 50,744 votes against and 42,103 abstentions.

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

                             TIDEWATER INC.
                             ---------------------------------------------------
                             (Registrant)


Date:  October 19, 2000      /s/ William C. O'Malley
                             ---------------------------------------------------
                             William C. O'Malley
                             Chairman of the Board, President and
                             Chief Executive Officer

Date:  October 19, 2000      /s/ J. Keith Lousteau
                             ---------------------------------------------------
                             J. Keith Lousteau
                             Senior Vice President and
                             Chief Financial Officer

Date:  October 19, 2000      /s/ Joseph M. Bennett
                             ---------------------------------------------------
                             Joseph M. Bennett
                             Vice President and
                             Corporate Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number
------
  15     Letter re Unaudited Interim Financial Information

  27     Financial Data Schedule