Form 10-Q
period 2000-12-31
TIDEWATER INC
filed 2001-01-17
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 - For the Quarterly Period Ended December 31, 2000

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

_______________________________________ to _____________________________________


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

                                    YES   X             NO _____
                                        -----

55,872,893 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 12, 2001. Excluded from the calculation of shares outstanding at January 12, 2001 are 4,678,487 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                                                 December 31,             March 31,
ASSETS                                                                              2000                    2000
-------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                $       85,880                 226,910
   Trade and other receivables                                                     161,663                 149,006
   Marine operating supplies                                                        26,652                  25,405
   Other current assets                                                              1,429                   2,372
------------------------------------------------------------------------------------------------------------------
       Total current assets                                                        275,624                 403,693
------------------------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                                         20,848                  23,275
Properties and equipment:
   Vessels and related equipment                                                 1,555,852               1,356,177
   Other properties and equipment                                                   42,420                  42,474
------------------------------------------------------------------------------------------------------------------
                                                                                 1,598,272               1,398,651
   Less accumulated depreciation                                                   861,133                 842,620
------------------------------------------------------------------------------------------------------------------
       Net properties and equipment                                                737,139                 556,031
------------------------------------------------------------------------------------------------------------------
Goodwill, net                                                                      331,129                 338,006
Other assets                                                                       125,716                 111,331
------------------------------------------------------------------------------------------------------------------
               Total assets                                                 $    1,490,456               1,432,336
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                                            57,227                  66,943
   Accrued property and liability losses                                             7,711                   4,322
   Income taxes                                                                      6,031                   3,572
------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                    70,969                  74,837
------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                              174,839                 145,076
Accrued property and liability losses                                               42,039                  49,549
Other liabilities and deferred credits                                              50,284                  48,673
Stockholders' equity:
   Common stock of $.10 par value, 125,000,000 shares
       authorized, issued 60,551,380 shares at
       December and 60,561,892 shares at March                                       6,056                   6,056
   Other stockholders' equity                                                    1,146,269               1,108,145
------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                1,152,325               1,114,201
------------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                   $    1,490,456               1,432,336
==================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

-------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended                   Nine Months Ended
                                                                       December 31,                      December 31,
                                                                ------------------------           -----------------------
                                                                    2000            1999            2000           1999
--------------------------------------------------------------------------------------------------------------------------
Revenues:
   Vessel revenues                                           $    154,766         128,655          415,713        406,667
   Other marine revenues                                            4,361          13,115           26,435         28,579
--------------------------------------------------------------------------------------------------------------------------
                                                                  159,127         141,770          442,148        435,246
--------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Vessel operating costs                                          94,202          77,743          270,457        247,066
   Costs of other marine revenues                                   3,170          11,821           20,479         23,610
   Depreciation and amortization                                   19,926          19,780           58,452         63,057
   General and administrative                                      16,592          14,934           48,869         48,527
--------------------------------------------------------------------------------------------------------------------------
                                                                  133,890         124,278          398,257        382,260
--------------------------------------------------------------------------------------------------------------------------
                                                                   25,237          17,492           43,891         52,986
Other income (expenses):
   Foreign exchange gain (loss)                                        82             (87)              20            116
   Gain on sales of assets                                          2,335           2,074           22,659         11,038
   Equity in net earnings of unconsolidated companies               1,479           2,583            5,514          6,469
   Minority interests                                                 112            (189)             (60)          (480)
   Interest and miscellaneous income                                3,933           3,630           12,886          7,644
   Interest and other debt costs                                     (326)           (160)            (650)          (449)
---------------------------------------------------------------------------------------------------------------------------
                                                                    7,615           7,851           40,369         24,338
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       32,852          25,343           84,260         77,324
Income taxes                                                       10,513           3,110           27,466         19,744
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 $     22,339          22,233           56,794         57,580
==========================================================================================================================

Earnings per common share                                    $        .40             .40             1.02           1.04
==========================================================================================================================

Diluted earnings per common share                            $        .40             .40             1.01           1.03
==========================================================================================================================

Weighted average common shares outstanding                     55,770,190      55,538,001       55,686,582     55,518,963
Incremental common shares from stock options                      591,772         275,781          492,317        249,401
--------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                        56,361,962      55,813,782       56,178,899     55,768,364
==========================================================================================================================

Cash dividends declared per common share                     $        .15             .15              .45            .45
==========================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

--------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended                   Nine Months Ended
                                                                       December 31,                      December 31,
                                                                --------------------------         -----------------------
                                                                    2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities              $           33,901         32,235           91,481        164,081
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                    3,102          7,088           45,128         60,414
   Additions to properties and equipment                         (209,340)        (8,710)        (253,147)       (51,149)
   Other                                                           (2,657)            80           (2,680)           142
--------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing
           activities                                            (208,895)        (1,542)        (210,699)         9,407
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                           1,018             55            3,281            243
   Cash dividends                                                  (8,378)        (8,344)         (25,093)       (25,024)
--------------------------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                       (7,360)        (8,289)         (21,812)       (24,781)
--------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                          (182,354)        22,404         (141,030)       148,707
Cash and cash equivalents at beginning of period                  268,234        136,725          226,910         10,422
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $           85,880        159,129           85,880        159,129
==========================================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                        $              420              2              549            328
       Income taxes                                    $            6,696          2,428           15,082         19,776
==========================================================================================================================

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

(2)  Stockholders' Equity

At December 31, 2000 and March 31, 2000, 4,686,107 and 4,911,445 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 32% and 32.6% for the quarter and nine-month period ended December 31, 2000, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and nine-month period ended December 31, 1999 was 32%, excluding a $5 million (or $.09 per share) reduction in previously provided taxes resulting from the company's settlement in the third quarter of open income tax audits which had the effect of reducing the effective tax rate for the quarter and nine-month period ended December 31, 1999 to 12.3% and 25.5%, respectively.

(4)  Gain on Sales of Assets

Gain on sales of assets for the nine-month period ended December 31, 2000 includes $5.9 million resulting from sales of marine vessels and a $16.8 million gain resulting from the sale of the company's 40% holding in its marine joint venture, National Marine Service (NMS), for approximately $31 million during the second quarter of fiscal 2001. The after-tax effect of the gain on the sale of the company's interest in NMS was $10.9 million, or $.19 per share.

(5)  Vessel Fleet Acquisition

On November 21, 2000 the company completed the previously announced purchase of eight vessels from The Sanko Steamship Co., Ltd. for $160 million in cash. Four of the vessels are large anchor-handling towing supply vessels and four are large North Sea-type platform supply vessels.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------

The Board of Directors and Shareholders
Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 2000, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

New Orleans, Louisiana
January 15, 2001

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2000. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.

                                                                                                           Quarter
                                                     Quarter Ended              Nine Months Ended           Ended
                                                      December 31,                  December 31,            Sept 30,
                                              ----------------------------     -------------------         --------
              (In thousands)                      2000            1999           2000         1999           2000
-------------------------------------------------------------------------------------------------------------------
Revenues:
   Vessel revenues:
       United States                      $      54,367         36,444         135,677       104,120        44,807
       International                            100,399         92,211         280,036       302,547        90,835
-------------------------------------------------------------------------------------------------------------------
                                                154,766        128,655         415,713       406,667       135,642
   Other marine revenues                          4,361         13,115          26,435        28,579        10,495
-------------------------------------------------------------------------------------------------------------------
                                          $     159,127        141,770         442,148       435,246       146,137
===================================================================================================================
Operating costs:
   Vessel operating costs:
       Crew costs                         $      46,600         45,103         135,951       142,647        45,986
       Repair and maintenance                    25,719         13,819          75,797        47,215        24,190
       Insurance                                  5,464          5,168          15,151        14,729         4,718
       Fuel, lube and supplies                    8,002          6,174          20,825        18,666         6,711
       Other                                      8,417          7,479          22,733        23,809         6,699
-------------------------------------------------------------------------------------------------------------------
                                                 94,202         77,743         270,457       247,066        88,304
   Costs of other marine revenues                 3,170         11,821          20,479        23,610         8,066
-------------------------------------------------------------------------------------------------------------------
                                          $      97,372         89,564         290,936       270,676        96,370
===================================================================================================================

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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $8.8 million of billings as of December 31, 2000 ($10.7 million of billings as of March 31, 2000), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue when the uncertainty has been reduced.

Oil and natural gas prices have appreciated significantly on the commodity markets during calendar year 1999 and remained strong throughout calendar year 2000. The strong price of oil and natural gas combined with severely tight inventory levels for both crude oil and natural gas continue to increase the demand for working drilling rigs and services in the U.S. Gulf of Mexico and on a global basis. Strong worldwide demand for natural resources has prompted the oil and gas exploration and production companies to increase their capital spending budgets in order to take advantage of improving industry conditions. U.S.-based vessel demand is expected to increase as market conditions and drilling rig utilization rates continue to improve and international-based vessel demand is expected to accelerate as international drilling activity recovers.

Marine operating profit and other components of earnings before income taxes for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2000 consist of the following:

                                                                                            Quarter
                                             Quarter Ended           Nine Months Ended       Ended
                                               December 31,             December 31,        Sept 30,
                                          --------------------      ---------------------   --------
          (In thousands)                      2000        1999         2000          1999      2000
----------------------------------------------------------------------------------------------------
Vessel activity:
   United States                        $   10,125         379        5,070           381       420
   International                            18,090      18,617       44,865        58,297    14,559
----------------------------------------------------------------------------------------------------
                                            28,215      18,996       49,935        58,678    14,979
Gain on sales of assets                      2,335       2,074       22,659        11,029    19,360
Other marine services                        1,036       1,162        5,572         4,487     2,306
----------------------------------------------------------------------------------------------------
Operating profit                            31,586      22,232       78,166        74,194    36,645
----------------------------------------------------------------------------------------------------
Equity in net earnings of
   unconsolidated companies                  1,479       2,583        5,514         6,469     1,693
Interest and other debt costs                 (326)       (160)        (650)         (449)     (163)
Corporate general and administrative        (3,520)     (2,481)     (10,407)       (8,546)   (3,576)
Other income                                 3,633       3,169       11,637         5,656     4,812
----------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes                  $   32,852      25,343       84,260        77,324    39,411
====================================================================================================

U.S.-based vessel revenues for the quarter and nine-month period ended December 31, 2000 have increased by approximately 49% and 30%, respectively, as compared to the same periods in fiscal 2000 as a result of higher average day rates. Improving market conditions and vessel demand in the U.S. Gulf of Mexico has resulted in increased average day rates for the U.S.-based towing supply/supply vessels, the company's major income producing asset. As of December 31, 2000, the towing supply/supply vessels operating in the U.S. Gulf of Mexico are experiencing approximately $6,700 average day rates and 69% utilization.

U.S.-based operating profit for the quarter and nine-month period ended December 31, 2000 increased significantly as compared to the same periods in fiscal 2000 primarily as a result of increases in vessel revenues offset by higher repair and maintenance costs and crew costs. Repair and maintenance costs increased as a result of costs incurred from an intense drydocking program the company initiated during the first quarter of fiscal 2001 and continued during the second and third quarters of fiscal 2001 in order to ready equipment for an expected improvement in demand for its vessels. The company initiated this drydocking program while vessel demand and average day rates in the domestic market had not fully recovered, thus sacrificing short-term profitability in anticipation of higher average day rates and vessel demand when market conditions in the U.S. Gulf of Mexico improve. By December 31, 2000 U.S.-based market conditions have improved significantly and it is expected that repair and maintenance costs in the fourth fiscal quarter will be less than the preceding quarters. Crew costs increased due to employing more vessel personnel as a result of stronger demand for the company's services in the domestic market. Competition for qualified fleet personnel has also resulted in wage increases for U.S. seamen during the current quarter.

Current quarter U.S.-based revenues increased 21% as compared to the previous quarter due to higher average day rates resulting from improved market conditions and vessel demand in the U.S. Gulf of Mexico. U.S.-based operating profit increased significantly during the current quarter from the previous quarter as a result of increases in vessel revenue and a slight decrease in repair and maintenance costs, primarily due to fewer drydockings being performed during the current quarter as compared to the previous quarter.

International-based vessel revenues for the current quarter increased 9% from the comparative period in fiscal 2000 as a result of higher utilization and average day rates. International-based vessel revenues for the nine-month period ended December 31, 2000 decreased 7% as compared to the same period in fiscal 2000 as a result of lower average day rates and a decrease in the number of active vessels in the international-based fleet. The company sold its safety/standby vessels in July 1999, as it did not conform to the company's long-range strategies. International vessel demand has trended upwards in recent months as international exploration and production expenditures and drilling activity increase.

International-based operating profit for the current quarter was slightly less than the comparative period in fiscal 2000 as increased vessel revenues were offset by higher repair and maintenance costs. International-based operating profit for the nine-month period ended December 31, 2000 decreased approximately 23% as compared to the same period in fiscal 2000 as a result of lower average day rates, a decrease in the number of active vessels in the international-based fleet and higher repair and maintenance costs. Repair and maintenance costs increased primarily due to a higher number of international-based vessel drydockings being performed. International vessel utilization rates increased during the comparative periods, but primarily as a result of withdrawing 25 older, little-used vessels from active service during the latter part of fiscal 2000 at which time they were removed from the utilization statistics. Vessel utilization rates are a function of vessel days worked and vessel days available.

Current quarter international-based revenues and operating profit increased 11% and 24%, respectively, as compared to the previous quarter. Of the $3.5 million current quarter increase in international operating profit from the previous quarter, the eight Sanko Steamship Co. vessels acquired during the middle of the current quarter contributed $1.5 million.

Gain on sale of assets for the nine-month period ended December 31, 2000 includes a $16.8 million gain on sale of the company's 40% holding of National Marine Service during the second quarter of fiscal 2001.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following two tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2000:

                                                                                                 Quarter
                                                   Quarter Ended           Nine Months Ended      Ended
                                                    December 31,              December 31,       Sept 30,
                                                  ----------------         ------------------    --------
                                                  2000        1999           2000       1999      2000
---------------------------------------------------------------------------------------------------------
UTILIZATION:
-----------
 Domestic-based fleet
 --------------------
  Towing-supply/supply                            64.0%       58.7           61.8       52.7      64.2
  Crew/utility                                    93.0        77.1           89.6       76.2      89.2
  Offshore tugs                                   32.4        42.8           35.5       42.8      40.6
  Other                                           11.2        44.7           21.9       55.7      23.9
  Total                                           59.9%       57.8           59.2       54.1      61.7
 International-based fleet
 -------------------------
  Towing-supply/supply                            80.5%       74.0           77.6       70.9      75.7
  Crew/utility                                    95.3        83.3           93.6       87.7      91.5
  Offshore tugs                                   72.8        66.3           68.9       60.7      67.3
  Safety/standby                                    --          --             --       77.5        --
  Other                                           49.7        48.5           46.3       49.7      47.0
  Total                                           78.8%       71.9           75.8       70.1      74.1
 Worldwide fleet
 ---------------
  Towing-supply/supply                            74.3%       68.1           71.5       64.0      71.3
  Crew/utility                                    94.5        81.2           92.2       83.8      90.7
  Offshore tugs                                   54.2        56.3           53.7       53.1      55.0
  Safety/standby                                    --          --             --       77.5        --
  Other                                           41.1        47.7           41.0       51.0      42.0
  Total                                           71.8%       66.6           69.6       64.3      69.4
======================================================================================================

AVERAGE VESSEL DAY RATES:
------------------------
 Domestic-based fleet
 --------------------
  Towing-supply/supply                        $  6,059       3,646          4,884      3,619     4,533
  Crew/utility                                   2,544       1,871          2,265      1,823     2,197
  Offshore tugs                                  6,298       5,751          6,135      5,901     5,927
  Other                                          1,434       1,188          1,451      1,262     1,643
  Total                                       $  5,306       3,512          4,410      3,501     4,169
 International-based fleet
 -------------------------
  Towing-supply/supply                        $  5,321       5,189          5,183      5,472     5,149
  Crew/utility                                   2,244       2,188          2,242      2,204     2,246
  Offshore tugs                                  4,226       3,827          4,089      3,905     4,224
  Safety/standby                                    --          --             --      6,087        --
  Other                                          1,362       1,358          1,428      1,333     1,318
  Total                                       $  4,391       4,247          4,272      4,452     4,245
 Worldwide fleet
 ---------------
  Towing-supply/supply                        $  5,560       4,677          5,084      4,897     4,936
  Crew/utility                                   2,346       2,084          2,250      2,086     2,229
  Offshore tugs                                  4,796       4,456          4,708      4,584     4,804
  Safety/standby                                    --          --             --      6,087        --
  Other                                          1,366       1,322          1,430      1,316     1,357
  Total                                       $  4,674       4,009          4,316      4,162     4,220
======================================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2000:

                                                                                                            Quarter
                                                            Quarter Ended          Nine Months Ended         Ended
                                                             December 31,             December 31,          Sept 30,
                                                        -------------------     ---------------------       --------
                                                          2000        1999          2000        1999          2000
------------------------------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
    Towing-supply/supply                                    120         127           122         129          121
    Crew/utility                                             25          26            26          26           26
    Offshore tugs                                            32          33            32          36           33
    Other                                                     9           9             9           9            9
------------------------------------------------------------------------------------------------------------------
    Total                                                   186         195           189         200          189
------------------------------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
    Towing-supply/supply                                    199         203           196         213          195
    Crew/utility                                             48          49            48          50           48
    Offshore tugs                                            38          44            38          49           38
    Safety/standby                                          ---         ---           ---           8          ---
    Other                                                    31          32            32          33           33
------------------------------------------------------------------------------------------------------------------
    Total                                                   316         328           314         353          314
------------------------------------------------------------------------------------------------------------------
Owned or chartered vessels
    included in marine revenues                             502         523           503         553          503
Vessels held for sale                                        41          62            47          52           48
Joint-venture and other                                      27          44            37          44           34
------------------------------------------------------------------------------------------------------------------
Total                                                       570         629           587         649          585
==================================================================================================================

Included in the international-based towing-supply/supply fleet count for the current quarter are the eight vessels purchased on November 21, 2000 for $160 million in cash from The Sanko Steamship Co., Ltd. The package of vessels included four large platform supply vessels and four large anchor-handling towing supply vessels. Also included in the international-based towing-supply/supply count are two large platform supply vessels purchased during the current quarter for approximately $32.1 million.

On December 15, 2000 the company sold four vessels (two offshore tugs and two crewboats) to one of its 49%-owned unconsolidated joint ventures for $17 million, of which $9 million was financed by the company. The transaction resulted in a gain on asset sale of $1 million.

During the second quarter of fiscal 2001, the company sold its 40% holding in one of its unconsolidated joint venture companies resulting in a decrease in the joint venture vessel count by 24 vessels. As the sale occurred during August 2000, the average joint venture vessel count for the nine-month period ended December 31, 2000 and for the previous quarter does not reflect the total vessel reduction.

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

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2000:

                                                                                                        Quarter
                                                       Quarter Ended         Nine Months Ended           Ended
                                                        December 31,            December 31,            Sept 30,
                                                    -------------------    ---------------------        --------
          (In thousands)                               2000        1999         2000        1999          2000
------------------------------------------------------------------------------------------------------------------
Personnel                                       $      9,989       9,396       30,131      28,763        10,052
Office and property                                    2,690       2,576        8,172       8,227         2,758
Sales and marketing                                    1,094         997        3,292       3,165         1,079
Professional services                                  1,126       1,416        3,120       4,001         1,144
Other                                                  1,693         549        4,154       4,371         1,304
----------------------------------------------------------------------------------------------------------------
                                                $     16,592      14,934       48,869      48,527        16,337
================================================================================================================

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At December 31, 2000, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Investing activities for the nine-months ended December 31, 2000 used $210.7 million of cash which included $45.1 million from proceeds from the sale of assets, primarily the sale of the company's 40% holding in National Marine Service for approximately $31 million during the second quarter. Sale proceeds were offset by additions to properties and equipment totaling $253.1 million comprised of approximately $11.1 million in capitalized repairs and maintenance and $240.4 million for the construction of offshore marine vessels and the acquisition of seven large platform supply vessels and four large anchor-handling towing supply vessels. Investing activities for the nine-months ended December 31, 1999 provided $9.4 million of cash that included proceeds primarily from the sale of the safety/standby fleet offset by new construction additions to property, plant and equipment. Financing activities include quarterly cash dividends of $.15 per share.

During the fourth quarter of fiscal 2000 the company announced its intentions of a new-build program which would better service the needs of its customers in the deepwater markets of the world. As of January 12, 2001, the company has entered into agreements with three shipyards for the construction of 12 vessels for a total estimated cost of approximately $305 million. Seven of the vessels to be constructed are large platform supply vessels and five are large anchor-handling towing supply vessels capable of working in most deepwater markets of the world. Four of the platform supply vessels will be constructed at the company's shipyard, Quality Shipyards LLC, while the remaining eight vessels will be built at two Far East shipyards. As of January 12, 2001, $11.5 million has been expended on these 12 vessels of the estimated $305 million total commitment. Scheduled delivery of the vessels will commence in December 2001 with final delivery of the last vessel expected in January 2003. The company expects to finance the new-build program from its current cash balances, its projected cash flow and, if necessary, its revolving credit facility.

In addition to the new-build program discussed above, the company has also committed to the construction of seven additional vessels for a total of approximately $40 million. These vessels consist of two large platform supply vessels under construction in Norway with scheduled completion dates in April and May 2001, three small crewboats being constructed in Holland with a February 2001 delivery date and two large crewboats being built at U.S. shipyards to be delivered in April 2001 and January 2002. As of January 12, 2001, $8.5 million have been expended on these vessels.

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

B. The company's report on Form 8-K dated November 21, 2000 reported that the company had announced it has completed the purchase of eight vessels from The Sanko Steamship Co., Ltd. for $160 million in cash.

C.       The company's report on Form 8-K dated December 4, 2000 reported that:

         1.       The company had announced a management reorganization; and

         2. Cliffe F. Laborde, Larry T. Rigdon and Dean E. Taylor have been promoted to the level of Executive Vice President reporting directly to William C. O'Malley, Chairman, President and Chief Executive Officer; and

         3. Richard M. Currence, Executive Vice President and William C. Hightower, Senior Vice President will begin to transition to retirement.

D. The company's report on Form 8-K dated December 18, 2000 reported that William C. O'Malley, Chairman, President and Chief Executive Officer, issued a Quarterly Report to Shareholders.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TIDEWATER INC.
                            ----------------------------------------------------
                            (Registrant)

Date:  January 17, 2001               /s/ William C. O'Malley
                            ----------------------------------------------------
                            William C. O'Malley
                            Chairman of the Board, President and
                            Chief Executive Officer

Date:  January 17, 2001               /s/ J. Keith Lousteau
                            ----------------------------------------------------
                            J. Keith Lousteau
                            Senior Vice President and
                            Chief Financial Officer

Date:  January 17, 2001               /s/ Joseph M. Bennett
                            ----------------------------------------------------
                            Joseph M. Bennett
                            Vice President and
                            Corporate Controller (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number
-----

10(a) Amendment No. 1 to Employment Agreement dated September 27, 2000 between Tidewater Inc. and William C. O'Malley.

10(b) Amended and Restated Change of Control Agreement dated September 27, 2000 between Tidewater and William C. O'Malley.

10(c)    Amendment No. 1 dated November 28, 2000 to Tidewater 401(K) Savings
         Plan.

10(d) Tidewater Inc. Third Amended and Restated Supplemental Executive Retirement Plan dated November 28, 2000.

15       Letter re Unaudited Interim Financial Information

27       Financial Data Schedule