Form 10-K405
period 2001-03-31
TIDEWATER INC
filed 2001-05-01
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Fiscal Year Ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 - For the Transition Period From ____________________ to
    ____________________.

                         Commission file number 1-6311


                                TIDEWATER INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its Charter)


                  Delaware                         72-0487776
--------------------------------------------------------------------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)


      601 Poydras Street, New Orleans, Louisiana       70130
--------------------------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

      Registrant's Telephone Number, including area code  (504) 568-1010
--------------------------------------------------------------------------------


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    Title of each class          Name of each exchange on which registered
    -------------------          -----------------------------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of April 23, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,493,713,216. Excluded from the calculation of market value are 4,495,630 shares held by the Registrant's grantor stock ownership trust.

   56,047,551 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 23, 2001. Excluded from the calculation of shares outstanding at April 23, 2001 are 4,495,630 shares held by the Registrant's grantor stock ownership trust. Registrant has no other class of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders are incorporated into Part III of this report.

                                   TABLE OF CONTENTS

                                         PART I

                                                                                 Page
Item                                                                           Number
----                                                                           ------
 1 & 2.      Business and Properties........................................        3
 3.          Legal Proceedings..............................................        7
 4.          Submission of Matters to a Vote of Security Holders............        7
 4A.         Executive Officers of the Registrant...........................        7

                                         PART II

 5.          Market for the Registrant's Common Stock and Related
              Stockholder Matters...........................................        8
 6.          Selected Financial Data........................................        9
 7.          Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................       10
 7A.         Quantitative and Qualitative Disclosures About Market Risk.....       20
 8.          Financial Statements and Supplementary Data....................       20
 9.          Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........................       20

                                        PART III

10.          Directors and Executive Officers of the Registrant.............       20
11.          Executive Compensation.........................................       20
12.          Security Ownership of Certain Beneficial Owners and Management.       20
13.          Certain Relationships and Related Transactions.................       20

                                         PART IV

14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K       21

FORWARD LOOKING INFORMATION

   In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements set forth in Items 1 and 7 and elsewhere in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency controls; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-K. Readers should consider all of these risk factors, as well as other information contained in this report.


                                    PART I


ITEMS 1 and 2.  BUSINESS AND PROPERTIES

GENERAL

   Tidewater Inc. (the "company"), a Delaware corporation, provides services and equipment to the offshore energy industry through the operation of the world's largest fleet of offshore marine service vessels. The company's worldwide headquarters and principal executive offices are located at 601 Poydras Street, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company was incorporated in 1956. Unless otherwise required by the context, the term "company" as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

RECENT DEVELOPMENTS

   Fiscal 2001 proved to be a very active and successful year for the company. During the fourth quarter of fiscal 2001 the company entered into agreements with three shipyards for the construction of 12 vessels. Seven of the vessels to be constructed are large platform supply vessels and five are large anchor-handling towing supply vessels. Among the three shipyards awarded the contracts is the company's own shipyard, Quality Shipyards, LLC. The company entered into these agreements one year after it initially announced its new-build program, intended to better service the needs of the company's customers in the deepwater markets of the world. In addition to the new-build program, the company committed to the construction of three large platform supply vessels and two large crew boats and also purchased three large platform supply vessels throughout the fiscal year. During the third quarter of fiscal 2001, the company purchased four large anchor-handling towing supply vessels and four large platform supply vessels from the Sanko Steamship Co., Ltd. The company also sold four vessels to one of its 49%-owned unconsolidated marine joint ventures, Sonatide Marine, Ltd., and sold its 40% holding in another unconsolidated joint venture, National Marine Service. A full discussion of each event is disclosed in the "Acquisitions and Dispositions" section of
Item 7.

   In fiscal 2000 the company acquired six new-build vessels from an industry competitor. The package of vessels included one supply vessel, two offshore tugs and three crew boats. In July 1999 the company sold all of its safety/standby vessels because this specialized fleet did not conform to the company's long-range strategies. A full discussion of each event is disclosed in the "Acquisitions and Dispositions" section of Item 7.

MARINE OPERATIONS

   The company is the world's largest provider of offshore supply vessels and marine support services serving the energy industry. With a fleet of over 570 vessels, the company operates, and has a leading market share, in most of the world's significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor-handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

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

                                                      (in thousands)
-------------------------------------------------------------------------------
                                                  2001        2000         1999
-------------------------------------------------------------------------------
Revenues:
 Vessel operations:
  United States                             $  197,660     140,090      296,161
  International                                386,271     398,427      614,887
 Other marine operations                        32,748      36,298       57,944
-------------------------------------------------------------------------------
                                            $  616,679     574,815      968,992
===============================================================================
Operating profit:
 Vessel operations:
  United States                             $   26,812      (4,694)      96,376
  International                                 65,241      78,888      171,213
 Other marine operations                         7,137       6,254       12,526
 Gain on sales of assets                        22,750      19,441        2,949
-------------------------------------------------------------------------------
                                            $  121,940      99,889      283,064
===============================================================================
Identifiable assets:
 United States                              $  293,070     267,411      315,509
 International                               1,063,709     881,803      990,062
-------------------------------------------------------------------------------
  Total marine assets                       $1,356,779   1,149,214    1,305,571
===============================================================================

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

   The company's largest class of vessels consists of towing-supply and supply vessels. Included in this class are anchor-handling towing supply vessels and platform supply vessels. This class of vessels is chartered to customers for use in transporting supplies and equipment from shore bases to offshore drilling rigs, platforms and other installations. Vessels of the anchor handling towing-supply class are equipped for and are capable of towing drilling rigs and other marine equipment and setting anchors for positioning and mooring drilling rigs. Platform supply vessels, characterized with large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work.

   The company's other major classes of vessels include crew and utility vessels and offshore tugs. Crew and utility vessels are chartered to customers for use in transporting personnel and small quantities of supplies from shore bases to offshore drilling rigs, platforms and other installations. Offshore tugs tow floating drilling rigs, dock tankers, tow barges, assist pipe laying, cable laying and construction barges and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo.

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

   The company sold its safety/standby vessels in July 1999 because it did not conform to the company's long-range strategies. This specialized fleet performed safety patrol functions and remained on station to provide a safety backup to offshore rigs and production facilities and carry special equipment to rescue personnel.

   Contributions of Main Classes of Vessels. Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

                                                          Year Ended March 31,
-------------------------------------------------------------------------------
                                                          2001    2000    1999
-------------------------------------------------------------------------------
Towing-supply/Supply..................................    77.5%   72.8%   73.3%
Offshore Tugs.........................................     9.6%   14.1%   12.7%
Crew/Utility..........................................    11.5%    9.2%    6.9%
Safety/Standby........................................     ---     2.0%    5.7%
Other.................................................     1.4%    1.9%    1.4%
-------------------------------------------------------------------------------

   Shipyards. Quality Shipyards, LLC, a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. On January 10, 2001, the company awarded Quality Shipyards, LLC four new-build program contracts for the construction of four large platform supply vessels for a total estimated cost of $85.6 million. While the shipyard performs some work for outside customers, the majority of its business relates to the construction, repair and modification of the company's vessels.

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

   Industry Conditions, Competition and Customers. The company's operations are materially dependent upon the levels of activity in offshore oil and natural gas exploration, development and production throughout the world. Such activity levels are affected by the trends in worldwide crude oil and natural gas prices that are ultimately influenced by the supply and demand relationship for the natural resources. A discussion of current market conditions appears under "General Market Conditions" in Item 7 of this report.

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

   The company's principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Although one customer accounted for 11% and the five largest customers accounted for approximately 27% of its revenues during the year ended March 31, 2001, the company does not consider its operations dependent on any single customer.

   Government Regulations. The company's vessels are subject to various statutes and regulations governing their operation and maintenance.

   Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company would lose the privilege of engaging in U.S. coastwise trade if more than 25% of the company's outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of its common stock. In addition, the company's charter permits the company certain remedies with respect to any transfer or purported transfer of shares of the company's common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 3.3% of the company's outstanding common stock was owned by non-U.S. citizens as of March 31, 2001.

   The company's vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must continue to be operated abroad, and if the company were not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total 571 vessels owned or operated by the company at March 31, 2001, 305 were registered under flags other than the United States and 266 were registered under the U.S. flag.

   All of the company's offshore vessels are subject to international safety and classification standards. U.S. flag towing-supply and supply vessels are required to undergo periodic inspections and to be recertified under drydock examination at least twice every five years. Vessels registered under flags other than the United States are subject to similar regulations as governed by the laws of the applicable jurisdictions.

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

ENVIRONMENTAL COMPLIANCE

   During the ordinary course of business the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment if accidents occur. In addition the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

EMPLOYEES

   As of March 31, 2001, the company had approximately 6,400 employees. The company considers relations with employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. The company has recently been the target of a union organization campaign for the U.S. Gulf of Mexico employees by
maritime labor unions.    If the Gulf employees were to unionize, the company's
flexibility in managing industry changes in the domestic market could be adversely affected.

ITEM 3.  LEGAL PROCEEDINGS

   The company is not a party to any litigation which, in the opinion of management, is likely to have a material adverse effect on the company's financial position or results of operations. Please refer to Item 7 and Note 8 of Notes to Consolidated Financial Statements for further discussion of these matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT


   Name                          Age                           Position
   William C. O'Malley.......     64   Chairman, President and Chief Executive Officer since October 1994.

   Larry T. Rigdon...........     53   Executive Vice President since 2000.  Senior Vice President from 1997 to 2000.  Vice
                                       President from 1991 to 1997.

   Dean E. Taylor............     52   Executive Vice President since 2000.  Senior Vice President from 1998 to 2000.  Vice
                                       President from 1995 to 1998.

   Cliffe F. Laborde.........     49   Executive Vice President since 2000.  Senior Vice President from 1992 to 2000.  General
                                       Counsel since 1992.

   J. Keith Lousteau.........     53   Senior Vice President and Chief Financial Officer since 2000.  Vice President from 1987 to
                                       2000.  Treasurer since 1987.

   Joseph M. Bennett.........     45   Vice President and Principal Accounting Officer since 2000.  Corporate Controller since 1990.


   There are no family relationships between the directors or executive officers of the company. The company's officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

   The company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 2001, there were approximately 1,885 record holders of the company's common stock, based upon the record holder list maintained by the company's stock transfer agent. The following table sets forth the high and low closing sale prices of the company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

--------------------------------------------------------------------------------
Fiscal Year                Quarter        High           Low        Dividend
--------------------------------------------------------------------------------
2001                       First         $40.125       $26.500          $.15
                           Second         48.500        30.125           .15
                           Third          49.686        38.063           .15
                           Fourth         52.950        39.875           .15

2000                       First         $31.625       $22.688          $.15
                           Second         36.313        25.500           .15
                           Third          36.500        23.563           .15
                           Fourth         36.188        25.188           .15
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

   The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31
(in thousands, except ratio and per share amounts)            2001        2000        1999        1998(2)        1997
---------------------------------------------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                        $  583,931     538,517     911,048   1,001,651        661,224
 Other marine revenues                                      32,748      36,298      57,944      58,510         29,202
---------------------------------------------------------------------------------------------------------------------
                                                        $  616,679     574,815     968,992   1,060,161        690,426
=====================================================================================================================
Earnings from continuing operations                     $   86,143      76,590     210,719     243,038        138,235
Earnings from discontinued operations                          ---         ---         ---      10,723          7,776
Gain on sale of discontinued operations                        ---         ---         ---      61,738            ---
---------------------------------------------------------------------------------------------------------------------
 Net earnings                                           $   86,143      76,590     210,719     315,499        146,011
=====================================================================================================================
Per common share(1):
 Earnings from continuing operations                    $     1.53        1.37        3.68        3.99           2.23
 Earnings from discontinued operations                         ---         ---         ---         .18            .12
 Gain on sale of discontinued operations                       ---         ---         ---        1.01            ---
---------------------------------------------------------------------------------------------------------------------
 Net earnings                                           $     1.53        1.37        3.68        5.18           2.35
=====================================================================================================================
Total assets                                            $1,505,492   1,432,336   1,394,458   1,492,839      1,061,280
=====================================================================================================================
Long-term debt                                          $      ---         ---         ---      25,000            ---
=====================================================================================================================
Working capital                                         $  205,000     328,856     198,532     114,907        159,607
=====================================================================================================================
Current ratio                                                 3.45        5.39        3.41        1.56           2.77
=====================================================================================================================
Cash dividends declared per
 common share                                           $      .60         .60         .60         .60           .575
=====================================================================================================================

(1) All per share amounts were computed on a diluted basis.
(2) In fiscal 1998 the company sold its compression division for $348 million, which resulted in an after-tax gain of $61.7 million, or $1.01 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The company provides services and equipment to the international offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet that is ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas. The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related disclosures.

Acquisitions and Dispositions

   On January 10, 2001, the company entered into agreements with three shipyards for the construction of 12 vessels for a total estimated cost of approximately $305 million. The new-build program was initiated in order to better service the needs of the company's customers in the deepwater markets of the world. Seven of the vessels to be constructed are large platform supply vessels and five are large anchor-handling towing supply vessels capable of working in most deepwater markets of the world. Four of the platform supply vessels will be constructed at the company's shipyard, Quality Shipyards LLC, while the remaining eight vessels will be built at two Far East shipyards. The four vessels being constructed at Quality Shipyards LLC will be built to full Jones Act compliance. As of March 31, 2001, $43.3 million has been expended on these 12 vessels of the estimated $305 million total commitment. Scheduled delivery of the vessels will commence in December 2001 with final delivery of the last vessel expected in January 2003. The company expects to finance the new-build program from its current cash balances, its projected cash flow and, if necessary, its revolving credit facility.

   In addition to the new-build program discussed above, the company has also committed to the construction of five additional vessels for a total of approximately $52.9 million. These vessels consist of three large platform supply vessels under construction in Norway with scheduled completion dates in April, May and September 2001 and two large crewboats being built at U.S. shipyards to be delivered in April 2001 and January 2002. As of March 31, 2001, $11.3 million has been expended on these vessels.

   In February 2001 the company committed to a $48 million cash purchase, subject to final inspection and various other closing matters, of two anchor-handling towing supply vessels specifically designed and equipped for deepwater work. The purchase of the vessels was finalized on April 11, 2001.

   On December 15, 2000 the company sold four vessels (two offshore tugs and two crewboats) to one of its 49%-owned unconsolidated joint ventures for $17 million, of which $9 million was financed by the company. The transaction resulted in a gain on asset sale of $1 million.

   On November 21, 2000 the company purchased eight vessels from The Sanko Steamship Co., Ltd. for $160 million in cash. Four of the vessels are large anchor-handling towing supply vessels and four are large North Sea-type platform supply vessels. In addition, throughout fiscal 2001, the company purchased three large platform supply vessels for approximately $54.6 million.

   During the second quarter of fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service (NMS), for approximately $31 million resulting in a $16.8 million gain. The after-tax effect of the gain on the sale was $10.9 million, or $.19 per share. As a result of the sale, the joint venture vessel count decreased by 24 vessels.

   During the second quarter of fiscal 2000, the company acquired six new-build vessels for an aggregate cash payment of approximately $22 million from an industry competitor. The package of vessels included one supply vessel, two offshore tugs and three crew boats. All six vessels were delivered to the market during fiscal 2000. In July 1999 the company sold all of its safety/standby vessels for approximately $40 million in an all cash transaction. The specialized fleet was sold because it did not conform to the company's long-range strategies.

GENERAL MARKET CONDITIONS

   Fiscal 2001 results of operations improved as compared to fiscal 2000 because of a stronger energy sector. Oil and natural gas prices appreciated significantly on the commodity markets during calendar year 1999, strengthened throughout calendar year 2000, and remained high during the first quarter of 2001. The strong price of oil and natural gas combined with severely tight inventory levels for both crude oil and natural gas increased the demand for working drilling rigs and services in the U.S. Gulf of Mexico and on a global basis. Strong worldwide demand for natural resources prompted the oil and gas exploration and production companies to increase their capital spending budgets in order to take advantage of improving industry conditions. U.S.-based vessel demand increased throughout the current fiscal year as market conditions and drilling rig utilization rates improved in the U.S. Gulf of Mexico. In spite of strong oil and natural gas pricing, international drilling expenditures did not increase as significantly as in the U.S. Gulf of Mexico. International drilling activity began increasing in the latter half of calendar year 2000 and is expected to continue to increase throughout 2001. Worldwide offshore drilling rig utilization rates overall have increased to levels not seen since the latter part of calendar year 1998. International-based vessel demand is expected to increase as international drilling activity recovers.

   Fiscal 2001 U.S.-based vessel revenues increased approximately 41% as compared to fiscal 2000 due to higher utilization and average day rates. Improving market conditions and vessel demand in the U.S. Gulf of Mexico has resulted in increased average day rates for the U.S.-based towing supply/supply vessels, the company's major income producing asset. As of March 31, 2001, the towing-supply/supply vessels operating in the U.S. Gulf of Mexico are experiencing approximately 70% utilization and average day rates of approximately $7,100 per day as compared to 56% utilization and average day rates of approximately $4,000 per day at March 31, 2000.

   Fiscal 2001 international-based vessel revenues decreased approximately 3% as compared to fiscal 2000 due to a decrease in the number of active vessels in the international-based fleet. International average day rates for the years ended March 31, 2001 and 2000 were basically unchanged, but began trending upward during the latter half of fiscal 2001 and are expected to increase as international drilling activity increases. The number of active vessels in the international fleet decreased as a result of the company selling its safety/standby fleet in July 1999, as it did not conform to the company's long-range strategies. Removing the revenue effect of the safety/standby fleet, fiscal 2001 revenues were comparable to fiscal 2000. International-based vessel utilization rates have increased slightly during the comparative periods, but primarily as a result of withdrawing several older, little used vessels from active service during the latter part of fiscal 2000 at which time they were removed from the utilization statistics. At March 31, 2001, the towing-supply/supply vessels operating in the international areas are experiencing approximately 76% utilization and average day rates of approximately $5,950 compared to 76% utilization and average day rates of approximately $5,400 per day at March 31, 2000.

   Fiscal 2000 results of operations reflect the continued impact of the curtailment in capital spending in the oil industry as a result of the drop in oil prices that commenced in the fall of 1997. The company's average day rates and utilization both domestically and internationally were lower than those achieved in fiscal 1999. Although oil prices had increased substantially throughout calendar year 1999 and into 2000, capital spending levels of oil and gas exploration and production companies continued to be below 1997 levels. The oil industry downturn affected the U.S. Gulf of Mexico vessel market immediately and most sharply during fiscal 1999 and continued into fiscal 2000 as the duration of vessel contracts in this region normally range from one to three months. In addition, the delivery of a number of newly-constructed supply vessels to various industry competitors during fiscal 2000 had negatively affected the supply and demand balance for supply vessels in the Gulf of Mexico and some international markets, thereby putting continued downward pressure on vessel utilization and day rates.

   Fiscal 2000 U.S.-based and international-based vessel revenues declined approximately 53% and 35%, respectively, as compared to fiscal 1999 due to lower utilization and average day rates as a result of the slow down in the oil industry. Fiscal 2000 international activity was not as dramatically affected by the downturn in the oil industry due primarily to the longer-term nature of international vessel contracts. U.S.-based vessel activity stabilized during the first quarter of fiscal 2000 and recovered gradually throughout the remainder of fiscal 2000 after it weakened throughout fiscal 1999. International-based vessel demand weakened sharply during the fourth quarter of fiscal 1999 and continued its decline during the first and second quarter of fiscal 2000, stabilizing during the third quarter of fiscal 2000. At March 31, 1999, the towing-supply/supply vessels operating in the U.S. Gulf of Mexico were experiencing approximately 52% utilization and average day rates of approximately $4,400. Utilization and average day rates for the international-based towing-supply/supply vessels were 78% and $6,200, respectively, at March 31, 1999.

   The company responded to the fiscal 1999 downturn in the oil industry by taking the following actions. During the fourth quarter of fiscal 1999, the company began stacking those vessels that could not find gainful employment. Drydockings associated with the stacked vessels were deferred thus substantially reducing repair and maintenance costs for fiscal 2000. Reductions in crew personnel were made, consequently lowering crew costs for fiscal 2000. The company sold its safety/standby vessel fleet in July 1999, as it did not conform to the company's long-range strategies. During the third and fourth quarters of fiscal 2000, 39 older, little-used vessels were withdrawn from active service at which time they were removed from the utilization statistics. Fourteen of the vessels were withdrawn from the domestic market and 25 were withdrawn from the international market. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only. The removal of vessels from active service decreased the number of vessel days available that consequently increased vessel utilization rates during the third and fourth quarters of fiscal 2000. Vessels withdrawn from active service are intended to be sold. The company continues to dispose of its older vessels out of the active fleet and the withdrawn fleet that are not marketable due to obsolescence or are economically prohibitive to operate due to high repair costs. During the fourth quarter of fiscal 1999, the company conducted a review of the recoverability of the values of certain vessels and in March 1999, recorded a write-down of $7.8 million to reduce the carrying value of certain vessels.

EARNINGS OVERVIEW

   Fiscal 2001 earnings increased 5% over fiscal 2000 but decreased 64% as compared to fiscal 1999 amounts after eliminating the effects of unusual items. Fiscal 2001 earnings included a $10.9 million, or $.19 per common share, after-tax gain on the sale of the company's 40% holding in its marine joint venture, National Marine Service. Fiscal 2000 earnings included a $5 million, or $.09 per common share, reduction in income tax expense from the reversal of previously provided taxes resulting from the settlement of open income tax audits. Fiscal 1999 earnings included a $5.1 million, or $.09 per common share, after-tax write-down on certain vessels as previously discussed and a $30 million, or $.52 per common share, reduction in income tax expense. The reduction in income tax expense consisted of a $2 million reduction of deferred income taxes resulting from the lowering of United Kingdom corporate income tax rates and a $28 million realization of foreign tax credits not previously recognized resulting from a tax planning strategy of selling certain vessels from one taxing jurisdiction to another through intercompany sales. The result of such sales was to pay foreign taxes that are fully creditable on a current basis against U.S. income taxes and the release of previously accrued deferred foreign tax credits.

MARINE OPERATIONS

   Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel's age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expenses and depreciation expense) for the company's vessel fleet for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.

      (in thousands)                                    2001      2000      1999
---------------------------------------------------------------------------------
Revenues (A):
 Vessel revenues:
  United States                                     $197,660   140,090   296,161
  International                                      386,271   398,427   614,887
--------------------------------------------------------------------------------
                                                     583,931   538,517   911,048
 Other marine revenues                                32,748    36,298    57,944
--------------------------------------------------------------------------------
     Total revenues                                 $616,679   574,815   968,992
================================================================================
Operating costs:
 Vessel operating costs:
  Crew costs                                        $183,502   189,202   262,014
  Repair and maintenance                             100,087    66,709   132,109
  Insurance                                           20,035    18,626    24,216
  Fuel, lube and supplies                             29,140    24,462    35,228
  Other                                               31,420    31,536    38,833
--------------------------------------------------------------------------------
                                                     364,184   330,535   492,400
 Costs of other marine revenues                       25,096    29,446    44,672
--------------------------------------------------------------------------------
     Total operating costs                          $389,280   359,981   537,072
================================================================================

(A) For fiscal 2001 and 2000, one customer accounted for 11% and 12%, respectively, of revenues. In fiscal 1999 a different customer accounted for 8% of revenues.

   Marine operating profit and other components of earnings before income taxes for the years ended March 31 consists of the following:


                (In thousands)                       2001       2000       1999
--------------------------------------------------------------------------------
Vessel activity:
  United States                                  $ 26,812     (4,694)    96,376
  International                                    65,241     78,888    171,213
--------------------------------------------------------------------------------
                                                   92,053     74,194    267,589
Gain on sales of assets                            22,750     19,441      2,949
Other marine services                               7,137      6,254     12,526
--------------------------------------------------------------------------------
Operating profit                                  121,940     99,889    283,064
--------------------------------------------------------------------------------
Other income                                       19,701     17,117      8,439
Corporate expenses                                (13,026)   (11,012)   (12,317)
Interest and other debt costs                      (1,195)      (714)    (2,445)
--------------------------------------------------------------------------------
Earnings before income taxes                     $127,420    105,280    276,741
================================================================================

   Operating profit for fiscal 2001 increased 22% as compared to fiscal 2000 as a result of increases in vessel revenues partially offset by higher repair and maintenance costs. Repair and maintenance costs increased as a result of costs incurred from an intense drydocking program the company initiated during the first quarter of fiscal 2001 and continued during the second and third quarters of fiscal 2001 in order to ready equipment for an expected improvement in demand for its vessels. The company initiated this drydocking program while vessel demand and average day rates had not fully recovered, thus sacrificing higher profitability in anticipation of higher average day rates and vessel demand when market conditions improved. Gains on sales of assets increased primarily as a result of the sale of the company's 40% holding in its unconsolidated marine joint venture, National Marine Service, for approximately $31 million resulting in a $16.8 million gain.

   Operating profit for fiscal 2000 decreased 65% as compared to fiscal 1999 due to declines in utilization and average day rates for both U.S.-based vessels and international-based vessels and a decrease in the total number of vessels operating worldwide. Utilization and average day rates for both U.S.-based vessels and international-based vessels declined during fiscal 2000 as a result of reductions in customer drilling programs due to the downturn in the oil industry. Decreases in operating profit were partially offset by higher gains on asset sales. Included in fiscal 1999 gain on sales of assets is a fourth quarter write-down of $7.8 million to reduce the carrying value of certain vessels. The write-down resulted from a review of the recoverability of the values of certain vessels. The review was performed due to industry conditions and having stacked and withdrawn from the active fleet several vessels at March 31, 1999.

   As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $7.0 million of billings as of March 31, 2001, $10.7 million of billings as of March 31, 2000 and $9.7 million of billings as of March 31, 1999 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been reduced.

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


UTILIZATION:
------------
Fiscal Year 2001                        First    Second   Third   Fourth   Year
--------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
   Towing-supply/Supply                  57.1%     64.2    64.0     68.7   63.4
   Crew/Utility                          86.9      89.2    93.0     87.5   89.1
   Offshore Tugs                         33.5      40.6    32.4     37.1   35.9
   Other                                 30.7      23.9    11.2     27.2   23.2
   Total                                 56.0%     61.7    59.9     63.7   60.3
International-based fleet:
--------------------------
   Towing-supply/Supply                  76.7%     75.7    80.5     78.2   77.8
   Crew/Utility                          93.9      91.5    95.3     88.5   92.3
   Offshore Tugs                         66.8      67.3    72.8     64.5   67.8
   Other                                 42.4      47.0    49.7     41.1   45.1
   Total                                 74.5%     74.1    78.8     74.8   75.5
Worldwide fleet:
----------------
   Towing-supply/Supply                  69.0%     71.3    74.3     74.8   72.4
   Crew/Utility                          91.5      90.7    94.5     88.2   91.2
   Offshore Tugs                         51.9      55.0    54.2     52.2   53.3
   Other                                 39.9      42.0    41.1     37.8   40.3
   Total                                 67.5%     69.4    71.8     70.8   69.9
================================================================================

Fiscal Year 2000                        First    Second   Third   Fourth   Year
--------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
   Towing-supply/Supply                  47.2%     52.3    58.7     56.4   53.6
   Crew/Utility                          77.3      74.1    77.1     80.0   77.1
   Offshore Tugs                         38.9      46.8    42.8     35.6   41.2
   Other                                 46.6      76.8    44.7     35.5   50.8
   Total                                 49.4%     55.2    57.8     55.1   54.3
International-based fleet:
--------------------------
   Towing-supply/Supply                  71.9%     67.0    74.0     76.0   72.0
   Crew/Utility                          89.2      90.4    83.3     93.7   89.1
   Offshore Tugs                         65.4      51.2    66.3     76.6   64.8
   Safety/Standby                        77.5       ---     ---      ---   77.5
   Other                                 52.1      48.3    48.5     43.7   48.2
   Total                                 72.0%     66.3    71.9     75.6   71.3
Worldwide fleet:
----------------
   Towing-supply/Supply                  62.6%     61.6    68.1     68.4   65.0
   Crew/Utility                          85.2      84.9    81.2     89.0   85.0
   Offshore Tugs                         54.1      49.4    56.3     59.1   54.9
   Safety/Standby                        77.5       ---     ---      ---   77.5
   Other                                 50.9      54.4    47.7     41.9   48.8
   Total                                 64.1%     62.3    66.6     67.9   65.1
================================================================================

Fiscal Year 1999                        First    Second   Third   Fourth   Year
--------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
   Towing-supply/Supply                  85.4%     73.2    74.1     60.1   73.4
   Crew/Utility                          88.8      86.5    79.8     84.1   85.0
   Offshore Tugs                         61.1      55.8    50.7     38.1   51.7
   Other                                 45.7      48.2    49.7     35.2   44.8
   Total                                 79.9%     71.0    69.6     58.3   70.0
International-based fleet:
--------------------------
   Towing-supply/Supply                  86.3%     84.0    81.0     79.2   82.6
   Crew/Utility                          80.2      88.0    89.3     89.6   86.8
   Offshore Tugs                         76.1      71.7    74.9     70.1   73.2
   Safety/Standby                        80.7      84.6    78.6     75.2   79.9
   Other                                 67.9      69.8    69.2     72.1   69.7
   Total                                 82.2%     81.8    80.2     78.5   80.7
Worldwide fleet:
----------------
   Towing-supply/Supply                  85.9%     80.0    78.4     72.2   79.2
   Crew/Utility                          83.6      87.5    85.9     87.7   86.1
   Offshore Tugs                         69.6      65.2    64.8     56.8   64.2
   Safety/Standby                        80.7      84.6    78.6     75.2   79.9
   Other                                 62.7      64.4    64.6     63.5   63.8
   Total                                 81.4%     78.0    76.5     71.5   76.9
================================================================================


AVERAGE DAY RATES:
------------------
Fiscal Year 2001                       First    Second   Third   Fourth   Year
--------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
   Towing-supply/Supply                $3,990    4,533   6,059    6,842   5,387
   Crew/Utility                         2,046    2,197   2,544    2,724   2,373
   Offshore Tugs                        6,235    5,927   6,298    6,902   6,325
   Other                                1,305    1,643   1,434    2,071   1,630
   Total                               $3,735    4,169   5,306    5,967   4,803
International-based fleet:
--------------------------
   Towing-supply/Supply                $5,066    5,149   5,321    5,783   5,340
   Crew/Utility                         2,237    2,246   2,244    2,334   2,264
   Offshore Tugs                        3,814    4,224   4,226    4,662   4,223
   Other                                1,624    1,318   1,362      974   1,335
   Total                               $4,173    4,245   4,391    4,841   4,415
Worldwide fleet:
----------------
   Towing-supply/Supply                $4,717    4,936   5,560    6,127   5,356
   Crew/Utility                         2,173    2,229   2,346    2,467   2,301
   Offshore Tugs                        4,516    4,804   4,796    5,378   4,867
   Other                                1,572    1,357   1,366    1,163   1,373
   Total                               $4,035    4,220   4,674    5,202   4,539
================================================================================
Fiscal Year 2000                        First   Second   Third   Fourth    Year
--------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
   Towing-supply/Supply                $3,734    3,484   3,646    4,019   3,721
   Crew/Utility                         1,806    1,790   1,871    2,014   1,872
   Offshore Tugs                        6,028    5,922   5,751    5,733   5,868
   Other                                1,345    1,250   1,188    1,331   1,273
   Total                               $3,572    3,427   3,512    3,732   3,558
International-based fleet:
--------------------------
   Towing-supply/Supply                $5,698    5,522   5,189    5,273   5,423
   Crew/Utility                         2,250    2,172   2,188    2,290   2,226
   Offshore Tugs                        4,048    3,818   3,827    4,009   3,969
   Safety/Standby                       6,087      ---     ---      ---   6,087
   Other                                1,265    1,383   1,358    1,604   1,393
   Total                               $4,676    4,401   4,247    4,334   4,423
Worldwide fleet:
----------------
   Towing-supply/Supply                $5,143    4,878   4,677    4,873   4,889
   Crew/Utility                         2,114    2,059   2,084    2,204   2,116
   Offshore Tugs                        4,652    4,638   4,456    4,452   4,566
   Safety/Standby                       6,087      ---     ---      ---   6,087
   Other                                1,282    1,343   1,322    1,553   1,366
   Total                               $4,377    4,088   4,009    4,151   4,160
================================================================================
Fiscal Year 1999                        First   Second   Third   Fourth    Year
--------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
   Towing-supply/Supply                $7,709    6,331   4,545    4,043   5,844
   Crew/Utility                         2,280    2,121   2,021    2,014   2,121
   Offshore Tugs                        7,649    7,543   7,643    7,311   7,561
   Other                                3,449    3,053   2,073    2,006   2,674
   Total                               $6,658    5,631   4,450    3,968   5,315
International-based fleet:
--------------------------
   Towing-supply/Supply                $6,523    6,643   6,562    6,229   6,495
   Crew/Utility                         2,447    2,406   2,428    2,399   2,419
   Offshore Tugs                        4,273    4,141   4,303    4,411   4,280
   Safety/Standby                       6,541    6,351   6,201    6,014   6,291
   Other                                  876      918     891    1,250     973
   Total                               $5,330    5,320   5,225    5,024   5,223
Worldwide fleet:
----------------
   Towing-supply/Supply                $6,975    6,536   5,860    5,555   6,269
   Crew/Utility                         2,376    2,303   2,293    2,270   2,311
   Offshore Tugs                        5,558    5,341   5,396    5,218   5,388
   Safety/Standby                       6,541    6,351   6,201    6,014   6,291
   Other                                1,313    1,317   1,104    1,347   1,253
   Total                               $5,806    5,420   4,980    4,725   5,253
================================================================================

   The average age of the company's owned or chartered vessel fleet is approximately 19 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2001 vessel count:

                                              Actual Vessel       Average Number
                                                Count at         of Vessels During
                                                March 31,       Year Ended March 31,
-------------------------------------------------------------------------------------
                                                  2001           2001    2000    1999
-------------------------------------------------------------------------------------
Domestic-based fleet:
  Towing-supply/supply                             115            120      128    137
  Crew/utility                                      25             26       26     32
  Offshore tugs                                     31             32       35     39
  Other                                              9              9        9     10
-------------------------------------------------------------------------------------
  Total                                            180            187      198    218
-------------------------------------------------------------------------------------
International-based fleet:
  Towing-supply/supply                             212            200      209    231
  Crew/utility                                      49             48       50     55
  Offshore tugs                                     39             38       48     53
  Safety/standby                                   ---            ---        6     28
  Other                                             28             31       32     33
-------------------------------------------------------------------------------------
  Total                                            328            317      345    400
-------------------------------------------------------------------------------------
  Owned or chartered vessels
    included in marine revenues                    508            504      543    618
  Vessels withdrawn from active service             35             44       54     29
  Joint-venture and other                           28             35       45     48
-------------------------------------------------------------------------------------
  Total                                            571            583      642    695
=====================================================================================

   During the second quarter of fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service. As a result of the sale, the joint venture vessel count decreased by 24 vessels.

   Included in the international-based towing-supply/supply vessel count for fiscal 2001 are the eight vessels purchased on November 21, 2000 from the Sanko Steamship Co., Ltd. Also included in the international-based count are three large platform supply vessels purchased throughout fiscal year 2001.

   During the third quarter of fiscal 2001, the company sold four vessels (two offshore tugs and two crew boats) to its 40%-owned unconsolidated joint venture, Sonatide Marine, Ltd. In addition, the company sold or scrapped a total of 37 vessels throughout the current fiscal year.

   The company sold all of its safety/standby vessels during the second quarter of fiscal 2000 because this specialized fleet did not conform to the company's long-range strategies. During the latter part of fiscal 2000, the company withdrew from active service, 39 older, little-used vessels. Fourteen of the vessels were withdrawn from the domestic-based fleet and 25 were withdrawn from the international-based fleet.

   Consolidated general and administrative expenses for the years ended March 31 consists of the following components:


            (In thousands)                               2001     2000     1999
--------------------------------------------------------------------------------
Personnel                                             $40,214   40,206   44,666
Office and property                                    10,983   11,056   13,193
Sales and marketing                                     4,793    4,306    5,405
Professional service                                    4,262    5,729    5,587
Other                                                   5,253    4,396    4,617
--------------------------------------------------------------------------------
                                                      $65,505   65,693   73,468
================================================================================

   General and administrative expenses for fiscal 2001 were comparable to fiscal 2000. Fiscal year 2000 amounts decreased from fiscal year 1999 levels due primarily to personnel reductions resulting from the sale of the safety/standby vessel fleet and the declining business environment.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS

   The company's current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations in combination with an available line of credit provide the company, in management's opinion, with adequate resources to satisfy financing requirements. At March 31, 2001, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, most recently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

   Net cash provided by operating activities for any fiscal year will fluctuate according to the level of business activity for the applicable year. Fiscal year 2001 net cash from operating activities was lower than the previous fiscal year due to increases in accounts receivable resulting from revenue growth in the domestic market.

   Investing activities for fiscal 2001 used approximately $258.9 million of cash. Proceeds from the sale of assets totaling $46.6 million decreased as compared to fiscal 2000 primarily due to fewer vessels being sold. Included in fiscal 2001 proceeds on the sale of assets is approximately $31 million from the sale of the company's 40% interest in its unconsolidated marine joint venture company National Marine Service and $15.6 million from the sale or scrapping of 41 vessels during the year. Sale proceeds were offset by additions to properties and equipment totaling $302.8 million which was comprised of approximately $13.6 million of capitalized repairs and maintenance and $286.4 million for the construction of offshore marine vessels and the acquisition of 11 vessels. Additions to properties and equipment were higher in fiscal 2001 as compared to fiscal 2000 primarily because of the addition of several new deepwater vessels purchased throughout the current fiscal year or currently under construction as disclosed in the "Acquisitions and Dispositions" section of Item 7.

   Investing activities for fiscal 2000 provided cash of approximately $14.4 million. Proceeds from the sale of assets totaling $71.6 million were higher in fiscal 2000 than fiscal 1999 due to a greater number of vessels being sold, primarily the safety/standby vessels which were sold in July 1999 for approximately $40 million in an all cash transaction. Additions to properties and equipment were higher in fiscal 2000 than fiscal 1999 due to a greater amount of vessel acquisitions. Additions to properties and equipment in fiscal 2000 totaled $57.4 million of which $7.6 million related to capitalized repairs and maintenance and $47.3 million in new vessel construction. The new construction includes approximately $22 million for the purchase of six new-build vessels from an industry competitor.

   Fiscal 2001 financing activities used $23.8 million of cash primarily for payment of quarterly common stock dividends. Fiscal 2000 financing activities used $33.4 million of cash for payment of quarterly common stock dividends. Fiscal 1999 financing activities used $175 million of cash which included a $105 million prepayment on the credit facility and a repayment of $6.5 million of debt incurred from the acquisition of the remaining 50% equity interest in an Australian joint-venture company during fiscal 1998. In addition $80 million was borrowed primarily for income tax payments of which approximately $68 million related to the sale of the compression division during fiscal 1998. The company purchased 3,950,000 shares of common stock during fiscal year 1999 at an aggregate cost of $109.3 million including broker commissions and fees.

GOODWILL

   At March 31, 2001 the company had goodwill, net of accumulated amortization, which represented 22% of total assets and 28% of stockholders' equity. The goodwill amount primarily relates to the O.I.L. acquisition made during fiscal 1998 and is being amortized over 40 years. In assigning such amortization period the company considered many factors, including the projected future cash flows of the acquired business and the effects of obsolescence, demand, competition and other economic factors that may reduce a useful life.
Management periodically evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining goodwill balance may not be recoverable. If an evaluation is necessary, projected undiscounted future operating cash flows of the net assets acquired will be compared to the carrying amount to determine if an impairment exists. If goodwill is considered to be impaired, the impairment to be recognized is measured based upon projected discounted future operating cash flows using the company's average cost of funds for the discount rate. At March 31, 2001 management determined that there is no persuasive evidence that any material portion of goodwill will dissipate over a shorter period than the amortization period used. Goodwill amortization totaled $9.2 million for each of the three years ended March 31, 2001, 2000 and 1999.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," that amends certain provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value, and are effective for all fiscal years beginning after June 15, 2000. The company will adopt the statement as of April 1, 2001 and does not anticipate that the adoption of SFAS No. 133, as amended, will have a material impact on its financial statements.

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101 that outlines the criteria for recognizing revenue and the disclosure related to revenue recognition. The company believes that its revenue recognition policies are consistent with the criteria stipulated in SAB No. 101; therefore, the January 1, 2001 implementation of SAB No. 101 did not have an impact on its financial statements.

CURRENCY FLUCTUATIONS AND INFLATION

   Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars. The company is exposed to possible currency fluctuations related to its commitment to construct three of its new-build platform supply vessels at a Singapore shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $49 million. The company continually monitors the currency exchange risks associated with all contracts in foreign currencies.

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

ENVIRONMENTAL MATTERS

   During the ordinary course of business the company's operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment if accidents occur. In addition the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At March 31, 2001 the company had no debt financial instruments outstanding. The company is exposed to foreign currency fluctuations and exchange risks but attempts to minimize the financial impact of these items by contracting the majority of its services in United States dollars.

   The company periodically enters into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities and currency commitments. At March 31, 2001 the company had one forward currency contract outstanding in the amount of $11 million. For full disclosure on the company's derivative financial instruments see Note 9 of the Notes to the Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this Item is included in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information concerning directors of the company is incorporated by reference from the company's definitive proxy statement to be filed on or before July 26, 2001. For information regarding executive officers of the company, see Item 4A of this report.


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

B.  Reports on Form 8-K

    1. The company's report on Form 8-K dated January 10, 2001 reported that the company committed to the construction of twelve new vessels.

    2. The company's report on Form 8-K dated February 7, 2001 reported that William C. O'Malley, Chairman, President and Chief Executive Officer, issued a Quarterly Report to Shareholders.

    3. The company's report on Form 8-K dated March 26, 2001 reported that William C. O'Malley, Chairman, President and Chief Executive Officer, made a public presentation at the Howard Weil Energy Conference in New Orleans, Louisiana that disclosed details of the company's acquisition program of vessels designed and built to operate in the deepwater segment of the offshore oil and gas industry.

    4. The company's report on Form 8-K dated April 11, 2001 reported that the company took delivery of three new vessels - one platform supply vessel and two anchor-handling towing supply vessels specifically designed and equipped for deepwater work.

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

*10(a) - $200,000,000 Revolving Credit and Term Loan Agreement dated April 26, 2001.

 10(b) - Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

*10(c) - Tidewater Inc. Amended and Restated 1992 Stock Option and Restricted Stock Plan dated July 27, 2000.

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

*10(n) - Restated Tidewater Inc. 1997 Stock Incentive Plan dated June 9, 2000.

10(o) - Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(p)  - Second Restated Executives Supplemental Retirement Trust as Restated
         October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

*10(q) - Continuing Employment and Separation Agreement ("Agreement") between the Company and Richard M. Currence dated December 31, 2000.

*10(r) - Amendment To Restated Tidewater Inc. 1997 Stock Incentive Plan dated
         June 9, 2000.

*21    - Subsidiaries of the company.

*23    - Consents of Independent Auditors.

                           SIGNATURES OF REGISTRANT
                           ------------------------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2001.

                              TIDEWATER INC.
                              (Registrant)


                              By: /s/ William C. O'Malley
                                  ---------------------------------------------
                                 William C. O'Malley
                                 Chairman of the Board of Directors, President, and Chief Executive Officer


                              By: /s/ J. Keith Lousteau
                                  ---------------------------------------------
                                 J. Keith Lousteau
                                 Senior Vice President and Chief Financial
                                 Officer


                              By:  /s/ Joseph M. Bennett
                                  ---------------------------------------------
                                 Joseph M. Bennett
                                 Vice President and Corporate Controller
                                 (Principal Accounting Officer)




                           SIGNATURES OF DIRECTORS
                           -----------------------


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 1, 2001.



/s/ Robert H. Boh                          /s/ Paul W. Murrill
---------------------------              ------------------------------
Robert H. Boh                            Paul W. Murrill


/s/ Donald T. Bollinger                    /s/ William C. O'Malley
---------------------------              ------------------------------
Donald T. Bollinger                      William C. O'Malley


/s/ Arthur R. Carlson                      /s/ Lester Pollack
---------------------------              ------------------------------
Arthur R. Carlson                        Lester Pollack


/s/ Jon C. Madonna                         /s/ J. Hugh Roff, Jr.
---------------------------              ------------------------------
Jon C. Madonna                           J. Hugh Roff, Jr.


                                         /s/Donald G. Russell
                                         ------------------------------
                                         Donald G. Russell

                                TIDEWATER INC.

                          ANNUAL REPORT ON FORM 10-K
                           ITEMS 8, 14(a), AND 14(d)

                  Index to Financial Statements and Schedule


FINANCIAL STATEMENTS                                                                                  Page
                                                                                                      ----
Report of Independent Auditors                                                                         F-2
Consolidated Balance Sheets, March 31, 2001 and 2000                                                   F-3
Consolidated Statements of Earnings, three years ended March 31, 2001                                  F-4
Consolidated Statements of Stockholders' Equity, three years ended March 31, 2001                      F-5
Consolidated Statements of Cash Flows, three years ended March 31, 2001                                F-6
Notes to Consolidated Financial Statements                                                             F-7

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

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Tidewater Inc.



We have audited the accompanying consolidated balance sheets of Tidewater Inc. as of March 31, 2001 and 2000 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidewater Inc. at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                               ERNST & YOUNG LLP




New Orleans, Louisiana
April 23, 2001

TIDEWATER INC.
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------
March 31, 2001 and 2000
(in thousands)

ASSETS                                                                        2001        2000
----------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                              $   95,153     226,910
 Trade and other receivables, less allowance for doubtful accounts
   of $7,981 in 2001 and $12,331 in 2000                                   160,677     149,006
 Marine operating supplies                                                  28,632      25,405
 Other current assets                                                        4,125       2,372
----------------------------------------------------------------------------------------------
     Total current assets                                                  288,587     403,693
----------------------------------------------------------------------------------------------
Investments in, at equity, and advances to unconsolidated companies         16,544      23,275
Properties and equipment:
 Vessels and related equipment                                           1,613,604   1,356,177
 Other properties and equipment                                             42,837      42,474
----------------------------------------------------------------------------------------------
                                                                         1,656,441   1,398,651
 Less accumulated depreciation                                             884,765     842,620
----------------------------------------------------------------------------------------------
   Net properties and equipment                                            771,676     556,031
----------------------------------------------------------------------------------------------
Goodwill, net of accumulated amortization of $35,494 in
     2001, and $26,324 in 2000                                             328,836     338,006
Other assets                                                                99,849     111,331
----------------------------------------------------------------------------------------------
     Total assets                                                       $1,505,492   1,432,336
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                                      68,426      66,943
 Accrued property and liability losses                                       6,825       4,322
 Income taxes                                                                8,336       3,572
----------------------------------------------------------------------------------------------
     Total current liabilities                                              83,587      74,837
----------------------------------------------------------------------------------------------
Deferred income taxes                                                      155,744     145,076
Accrued property and liability losses                                       38,682      49,549
Other liabilities and deferred credits                                      49,139      48,673
Stockholders' equity                                                     1,178,340   1,114,201
----------------------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                         $1,505,492   1,432,336
==============================================================================================

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF EARNINGS
------------------------------------------------------------------------------------------------

Years Ended March 31, 2001, 2000, and 1999
(in thousands, except share and per share data)
                                                                2001          2000          1999
------------------------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                         $   583,931       538,517       911,048
 Other marine revenues                                        32,748        36,298        57,944
------------------------------------------------------------------------------------------------
                                                             616,679       574,815       968,992
------------------------------------------------------------------------------------------------
Costs and expenses:
 Vessel operating costs                                      364,184       330,535       492,400
 Costs of other marine revenues                               25,096        29,446        44,672
 Depreciation and amortization                                79,527        82,502        94,783
 General and administrative                                   65,505        65,693        73,468
------------------------------------------------------------------------------------------------
                                                             534,312       508,176       705,323
------------------------------------------------------------------------------------------------
                                                              82,367        66,639       263,669
Other income (expenses):
 Foreign exchange gain (loss)                                    297            43           (12)
 Gain on sales of assets                                      22,750        19,443         2,949
 Equity in net earnings of unconsolidated companies            6,994         8,994         7,505
 Minority interests                                              127          (486)       (1,601)
 Interest and miscellaneous income                            16,080        11,361         6,676
 Interest and other debt costs                                (1,195)         (714)       (2,445)
------------------------------------------------------------------------------------------------
                                                              45,053        38,641        13,072
------------------------------------------------------------------------------------------------
Earnings before income taxes                                 127,420       105,280       276,741
Income taxes                                                  41,277        28,690        66,022
------------------------------------------------------------------------------------------------
Net earnings                                             $    86,143        76,590       210,719
================================================================================================
Earnings per common share                                      $1.55          1.38          3.68
================================================================================================
Diluted earnings per common share                              $1.53          1.37          3.68
================================================================================================

Weighted average common shares outstanding                55,741,624    55,546,832    57,189,946
Incremental common shares from stock options                 525,735       249,976        78,579
------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                   56,267,359    55,796,808    57,268,525
================================================================================================

Cash dividends declared per common share                        $.60           .60           .60
================================================================================================

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------
Years Ended March 31, 2001, 2000 and 1999
(in thousands)

                                                                                                            Grantor
                                                                           Deferred       Accumulated     Trust Stock
                                              Additional                compensation-        Other         Ownership
                                    Common      paid-in     Retained      restricted     Comprehensive      Program
                                     stock      capital     earnings        stock            Income          (GSOP)        Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998           $5,948       295,153     712,463         (4,206)         (10,582)           ---        998,776
Net earnings                           ---           ---     210,719            ---              ---            ---        210,719
Issuance of restricted stock           ---           ---         ---            (48)             ---            ---            (48)
Exercise of stock options                4           788         ---            ---              ---            ---            792
Cash dividends declared                ---           ---     (34,394)           ---              ---            ---        (34,394)
Common stock purchased                (395)     (108,917)        ---            ---              ---            ---       (109,312)
Establishment of GSOP                  500       106,688         ---            ---              ---       (107,188)           ---
Issuance of common shares              ---           (27)        ---            ---              ---            304            277
Other                                  ---          (127)        ---          1,024              ---            ---            897
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999            6,057       293,558     888,788         (3,230)         (10,582)      (106,884)     1,067,707
Net earnings                           ---           ---      76,590            ---              ---            ---         76,590
Currency translation adjustments       ---           ---         ---            ---                2            ---              2
Unrealized gains on available-for-
      sale securities                  ---           ---         ---            ---              676            ---            676
                                                                                                                         ---------
      Comprehensive income                                                                                                  77,268
                                                                                                                         ---------
Issuance of restricted stock           ---            43         ---            (43)             ---            ---            ---
Exercise of stock options               (1)         (265)        ---            ---              ---            733            467
Cash dividends declared                ---           ---     (33,370)           ---              ---            ---        (33,370)
Issuance of common shares              ---           340         ---            ---              ---            862          1,202
Other                                  ---           (59)        ---            986              ---            ---            927
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000            6,056       293,617     932,008         (2,287)          (9,904)      (105,289)     1,114,201
Net earnings                           ---           ---      86,143            ---              ---            ---         86,143
Currency translation adjustments       ---           ---         ---            ---              ---            ---            ---
Unrealized losses on available-for-
      sale securities                  ---           ---         ---            ---             (147)           ---           (147)
Supplemental Executive Retire-
     ment Plan minimum liability       ---           ---         ---            ---             (877)           ---           (877)
                                                                                                                         ---------
      Comprehensive income                                                                                                  85,119
                                                                                                                         ---------
Issuance of restricted stock           ---            (2)        ---            ---              ---            138            136
Exercise of stock options               (1)        2,019         ---            ---              ---          7,683          9,701
Cash dividends declared                ---           ---     (33,481)           ---              ---            ---        (33,481)
Issuance of common shares              ---           682         ---            ---              ---            850          1,532
Other                                  ---             2         ---          1,130              ---            ---          1,132
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001           $6,055       296,318     984,670         (1,157)         (10,928)       (96,618)     1,178,340
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
Years Ended March 31, 2001, 2000 and 1999
(in thousands)
                                                                            2001       2000        1999
-------------------------------------------------------------------------------------------------------
Operating activities:
 Net earnings                                                          $  86,143     76,590     210,719
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                                          79,527     82,502      94,783
   Provision for deferred income taxes                                     8,934      6,968     (29,910)
   Gain on sales of assets                                               (22,750)   (19,443)     (2,949)
   Equity in earnings of unconsolidated companies, less dividends         (2,408)    (2,232)     (2,512)
   Minority interests, less dividends                                       (322)      (879)        918
   Compensation expense - restricted stock                                 1,130        944         976
   Changes in assets and liabilities, net:
     Trade and other receivables                                          (9,085)    84,330      19,558
     Marine operating supplies                                            (3,175)     2,542       3,527
     Other current assets                                                 (1,739)     2,098        (204)
     Accounts payable and accrued expenses                                14,093     (3,048)    (39,822)
     Accrued property and liability losses                                 2,710     (1,693)     (5,792)
     Other, net                                                           (2,142)     6,383       5,072
-------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                             150,916    235,062     254,364
-------------------------------------------------------------------------------------------------------
Investing activities:
 Proceeds from sales of assets                                            46,578     71,676      21,396
 Proceeds from sale of Compression operations                                ---        ---     (68,442)
 Additions to properties and equipment                                  (302,793)   (57,362)    (48,283)
 Other                                                                    (2,680)       114         950
-------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                  (258,895)    14,428     (94,379)
-------------------------------------------------------------------------------------------------------
Financing activities:
 Common stock purchased                                                      ---        ---    (109,312)
 Principal payments on long-term debt                                        ---        ---    (111,466)
 Borrowings                                                                  ---        ---      80,000
 Proceeds from issuance of common stock                                    9,703        426         632
 Cash dividends                                                          (33,481)   (33,370)    (34,394)
 Other                                                                       ---        (58)        ---
-------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                 (23,778)   (33,002)   (174,540)
-------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                 (131,757)   216,488     (14,555)
Cash and cash equivalents at beginning of year                           226,910     10,422      24,977
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                               $  95,153    226,910      10,422
=======================================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
  Interest                                                             $   1,049        685       2,360
  Income taxes                                                         $  23,559     38,373     203,354
=======================================================================================================
See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
March 31, 2001, 2000, and 1999


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

INVENTORIES

   Inventories, which consist primarily of operating parts and supplies for the company's vessels, are stated at the lower of weighted-average cost or market.

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

GOODWILL

   Goodwill primarily relates to the O.I.L. acquisition made during fiscal 1998 and is being amortized over 40 years. Management periodically evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or that the remaining goodwill balance may not be recoverable. If an evaluation is necessary, projected undiscounted future operating cash flows of the net assets acquired will be compared to the carrying amount to determine if an impairment exists. If goodwill is considered to be impaired, the impairment to be recognized is measured based upon projected discounted future operating cash flows using the company's average cost of funds for the discount rate. Goodwill amortization totaled $9.2 million for each of the three years ended March 31, 2001, 2000 and 1999.

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

   The company follows the disclosure provisions of SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which standardizes the disclosures for pensions and other postretirement benefit plans.

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

FOREIGN CURRENCY TRANSLATION

   The U.S. dollar is the functional currency for all of the company's existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses are included in the Consolidated Statements of Earnings.

EARNINGS PER SHARE

   Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share," which requires the reporting of both earnings per share and diluted earnings per share. The calculation of earnings per share is based on the weighted average number of shares outstanding and therefore excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts disclosed in these Notes to Consolidated Financial Statements are on a diluted basis.

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

COMPREHENSIVE INCOME

   The Company uses SFAS No. 130, "Reporting Comprehensive Income," which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in stockholders' equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of the net after-tax effect of accumulated foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities, and a minimum pension liability for the company's Supplemental Executive Retirement Plan.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," that amends certain provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value, and are effective for all fiscal years beginning after June 15, 2000. The company will adopt the statement as of April 1, 2001 and does not anticipate that the adoption of SFAS No. 133, as amended, will have a material impact on its financial statements.

   In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101 that outlines the criteria for recognizing revenue and the disclosure related to revenue recognition. The company believes that its revenue recognition policies are consistent with the criteria stipulated in SAB No. 101; therefore, the January 1, 2001 implementation of SAB No. 101 did not have an impact on its financial statements.

(2)  UNCONSOLIDATED COMPANIES

   Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

                                             Percentage             (in thousands)
                                             ownership              2001      2000
----------------------------------------------------------------------------------
National Marine Service (Abu Dhabi-UAE)              40%         $   ---    13,480
Sonatide Marine, Ltd. (Luanda, Angola)               49%          13,780     4,128
Others                                           20%-50%           2,764     5,667
----------------------------------------------------------------------------------
                                                                 $16,544    23,275
==================================================================================

   During the second quarter of fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service (NMS), for approximately $31 million resulting in a $16.8 million gain. The after-tax effect of the gain on the sale was $10.9 million, or $0.19 per share.

   On December 15, 2000 the company sold four vessels (two offshore tugs and two crewboats) to Sonatide Marine Ltd., its 49%-owned unconsolidated joint venture, for $17 million, of which $9 million was financed by the company.

   The aggregate amount of undistributed earnings of all unconsolidated joint-venture companies included in consolidated stockholders' equity at March 31, 2001 is approximately $27.7 million.

(3)  INCOME TAXES

    Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

                                                   (in thousands)
                                              2001       2000       1999
--------------------------------------------------------------------------
United States                              $ 34,504     11,032      96,421
International                                92,916     94,248     180,320
--------------------------------------------------------------------------
                                           $127,420    105,280     276,741
==========================================================================

   Income tax expense for the years ended March 31 consists of the following:

                                                           (in thousands)
                                                  U.S.
                                        -----------------------
                                        Federal           State        International  Total
--------------------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------------------
Current                                 $ 9,566            1,364           21,413     32,343
Deferred                                 14,033              ---           (5,099)     8,934
--------------------------------------------------------------------------------------------
                                        $23,599            1,364           16,314     41,277
============================================================================================

2000
--------------------------------------------------------------------------------------------
Current                                 $(7,660)           2,567           26,815     21,722
Deferred                                 10,518              ---           (3,550)     6,968
--------------------------------------------------------------------------------------------
                                        $ 2,858            2,567           23,265     28,690
============================================================================================

1999
--------------------------------------------------------------------------------------------
Current                                 $  (386)           8,333           87,985     95,932
Deferred                                  5,710              ---          (35,620)   (29,910)
--------------------------------------------------------------------------------------------
                                        $ 5,324            8,333           52,365     66,022
============================================================================================


   The actual income tax expense for the years ended March 31, 2001, 2000, and 1999 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

                                                                     (in thousands)
                                                           2001           2000             1999
------------------------------------------------------------------------------------------------
Computed "expected" tax expense                          $44,597          36,848          96,859
Increase (reduction) resulting from:
  Effect of United Kingdom tax rate change                   ---             ---          (2,000)
  Overaccrual of income tax expense in prior years           ---          (5,000)            ---
  Foreign tax credits not previously recognized           (5,099)         (3,550)        (35,620)
  Utilization of net operating loss carryforwards            ---             (52)           (792)
  Expenses which are not deductible for tax purposes         655             771             833
  State taxes                                                887           1,669           5,416
  Other, net                                                 237          (1,996)          1,326
------------------------------------------------------------------------------------------------
                                                         $41,277          28,690          66,022
================================================================================================

   The reversal in fiscal year 2000 of taxes overaccrued in prior years is the result of settlements of open income tax audits with the Internal Revenue Service for fiscal years 1993 through 1997.

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

   The significant components of deferred income tax expense for the years ended March 31 are as follows:

                                                                               (in thousands)
                                                                           2001      2000       1999
----------------------------------------------------------------------------------------------------
Deferred income tax expense (benefit) (exclusive of the effects of
 other components listed below)                                         $17,308    15,434     12,719
Investment, foreign and minimum tax credits                              (3,275)   (4,916)    (5,009)
Foreign tax credits not previously recognized                            (5,099)   (3,550)   (35,620)
Effect of United Kingdom tax rate charges                                   ---       ---     (2,000)
----------------------------------------------------------------------------------------------------
                                                                        $ 8,934     6,968    (29,910)
====================================================================================================

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2001 and 2000 are as follows:

                                                             (in thousands)
                                                            2001        2000
------------------------------------------------------------------------------
Deferred tax assets:
 Financial provisions not deducted for tax purposes      $  16,406      16,346
 Foreign net operating loss carryforwards                   14,283       7,924
 Tax credit carryforwards                                   10,502      13,776
 Other                                                       2,040       3,451
------------------------------------------------------------------------------
   Gross deferred tax assets                                43,231      41,497
   Less valuation allowance                                (14,283)    (14,283)
------------------------------------------------------------------------------
   Net deferred tax assets                                  28,948      27,214
------------------------------------------------------------------------------
Deferred tax liabilities:
 Depreciation and amortization                            (137,582)   (130,814)
 Other                                                     (18,162)    (14,262)
------------------------------------------------------------------------------
   Gross deferred tax liabilities                         (155,744)   (145,076)
------------------------------------------------------------------------------
   Net deferred tax liabilities                          $(126,796)   (117,862)
==============================================================================

   The valuation allowance is primarily the result of a doubt over the ultimate realization of benefits from certain foreign net operating losses. The remaining balance of the deferred tax assets is expected to be realized through future operating results and the reversal of taxable temporary differences.

   The company has not recognized a deferred tax liability of approximately $31.5 million for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 2001, the undistributed earnings of these subsidiaries were approximately $90 million.

   The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company's effective income tax rate. The tax benefit for the years ended March 31, 2001, 2000 and 1999 totaled approximately $2.3 million, $30,000 and $146,000, respectively.

(4)  LONG-TERM DEBT

   At March 31, 2001 the company had a $200 million revolving credit facility with a group of banks and at that date there were no borrowings outstanding under the facility. On April 20, 2001 the company signed a new $200 million revolving credit and term loan agreement which became effective April 26, 2001. Under the new agreement, borrowings bear interest, at the company's option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margins from .5% to .75% based on the company's funded debt to total capitalization ratio. The new revolving credit commitment will expire on April 30, 2004, at which time the then outstanding balance will convert to a term loan payable in eight quarterly installments beginning July 31, 2004. All of the borrowings under the agreement are unsecured and the company pays an annual fee of .225% on the unused portion of the facility.

   Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The agreement also limits the company's ability to encumber its assets for the benefit of others.

(5)  BENEFIT PLANS

   Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 15% of their base salary to an employee benefit trust.
The company matches with company common stock 50% of the employee's contribution to the plan up to a maximum of 6% of the employee's base salary. The plan held 434,746 shares and 424,503 shares of the company's common stock at March 31, 2001 and 2000, respectively. Amounts charged to expense for the plan for 2001, 2000 and 1999 were $1.8 million, $1.7 million and $1.8 million, respectively.

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

   Changes in plan assets and obligations during the years ended March 31, 2001 and 2000 and the funded status of the U.S. defined benefits pension plan and the supplemental plan (referred to collectively as

"Pension Benefits") and the postretirement health care and life insurance plan (referred to as "Other Benefits") at March 31, 2001 and 2000 were as follows:

                                                                  (in thousands)
                                                      Pension Benefits      Other Benefits
---------------------------------------------------------------------------------------------
                                                        2001      2000       2001       2000
---------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
 Benefit obligation at beginning of year             $34,684    34,798     13,336     15,526
 Service cost                                            890     1,014        848        900
 Interest cost                                         2,616     2,432        979        942
 Participant contributions                               ---       ---        286        265
 Plan amendments                                         ---       ---        ---       (976)
 Benefits paid                                        (1,158)   (1,073)      (860)      (829)
 Actuarial (gain) loss                                 2,405    (2,487)     1,186     (2,492)
---------------------------------------------------------------------------------------------
 Benefit obligation at end of year                   $39,437    34,684     15,775     13,336
---------------------------------------------------------------------------------------------

CHANGE IN PLAN ASSETS
 Fair value of plan assets at beginning of year      $31,073    29,102        ---        ---
 Actual return                                         2,627     2,961        ---        ---
 Employer contributions                                  184        83        574        564
 Participant contributions                               ---       ---        286        265
 Benefits paid                                        (1,158)   (1,073)      (860)      (829)
---------------------------------------------------------------------------------------------
 Fair value of plan assets at end of year            $32,726    31,073        ---        ---
---------------------------------------------------------------------------------------------
Funded (unfunded) status                              (6,710)   (3,611)   (15,775)   (13,336)
Unrecognized actuarial (gain) loss                     1,202    (1,169)    (4,037)    (5,570)
Unrecognized prior service cost                          555       687        (67)      (129)
---------------------------------------------------------------------------------------------
Net accrued benefit cost                             $(4,953)   (4,093)   (19,879)   (19,035)
============================================================================================

NET ACCRUED BENEFIT COST CONSISTS OF:
 Prepaid benefit cost                                $ 1,783     1,869        ---        ---
 Accrued benefit liability                            (8,085)   (5,962)   (19,879)   (19,035)
 Accumulated other comprehensive income                1,349       ---        ---        ---
---------------------------------------------------------------------------------------------
Net accrued benefit cost                             $(4,953)   (4,093)   (19,879)   (19,035)
============================================================================================

   For pension plans with benefit obligations in excess of plan assets, the projected benefit obligation at March 31, 2001 and 2000 was $9.0 million and $6.6 million, respectively. The accumulated benefit obligation for pension plans with benefit obligations in excess of plan assets was $8.1 million and $5.4 million at March 31, 2001 and 2000, respectively.

   Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2001, 2000 and 1999 include the following components:

                                               (in thousands)
                                           2001      2000      1999
-------------------------------------------------------------------
Service cost                            $   890     1,014       848
Interest cost                             2,616     2,432     2,189
Expected return on plan assets           (2,900)   (2,718)   (2,693)
Amortization of prior service cost          126       204       269
Recognized actuarial (gain) loss            312       538       (29)
-------------------------------------------------------------------
Net periodic pension cost               $ 1,044     1,470       584
===================================================================

   Net periodic postretirement health care and life insurance costs for 2001, 2000 and 1999 include the following components:

                                                                         (in thousands)
                                                                      2001     2000     1999
                                                                    ------    -----    -----
Service cost                                                        $  848      900    1,068
Interest cost                                                          979      942      961
Other amortization and deferral                                       (409)    (284)    (205)
--------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                            $1,418    1,558    1,824
============================================================================================

   Assumptions used in actuarial calculations were as follows:

                                                                     2001     2000     1999
--------------------------------------------------------------------------------------------
Discount rate                                                          7.5%     7.5%     7.0%
Expected long-term rate of return on assets                            8.3%     9.5%     9.5%
Rates of annual increase in compensation levels                        4.0%     4.0%     4.0%
============================================================================================

   The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 7% in 2002, gradually declining to 5% in the year 2006 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $2.3 million at March 31, 2001 and increase the cost for the year ended March 31, 2001 by $.3 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $1.9 million at March 31, 2001 and decrease the cost for the year ended March 31, 2001 by $.2 million.

   A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee's compensation to an employee benefit trust. The cost of the plan for fiscal 2001, 2000 and 1999 was $2.3 million, $2.2 million and $1.7 million, respectively. Fiscal 1999 cost of the plan has been reduced by $.9 million of forfeitures due to employee severances.

(6) OTHER ASSETS, OTHER LIABILITIES AND DEFERRED CREDITS AND ACCUMULATED OTHER COMPREHENSIVE INCOME

   A summary of other assets at March 31 follows:

                                                                                          (in thousands)
                                                                                            2001       2000
-----------------------------------------------------------------------------------------------------------
Recoverable insurance losses                                                             $38,907     49,549
Assets held for sale                                                                      19,299     23,545
Deferred income tax assets                                                                28,948     27,214
Other                                                                                     12,695     11,023
-----------------------------------------------------------------------------------------------------------
                                                                                         $99,849    111,331
===========================================================================================================

   A summary of other liabilities and deferred credits at March 31 follows:
                                                                                           (in thousands)
                                                                                            2001       2000
-----------------------------------------------------------------------------------------------------------
Postretirement benefits liability                                                        $19,879     19,035
Pension liability                                                                          4,953      4,093
Minority interests in net assets of subsidiaries                                           3,460      3,782
Deferred vessel revenues                                                                   7,628     11,692
Other                                                                                     13,219     10,071
-----------------------------------------------------------------------------------------------------------
                                                                                         $49,139     48,673
===========================================================================================================

   A summary of accumulated other comprehensive income at March 31 follows:
                                                                                            (in thousands)
                                                                                            2001       2000
-----------------------------------------------------------------------------------------------------------
Currency translation adjustments                                                         $10,580     10,580
Unrealized gains on available-for-sale securities                                           (529)      (676)
Supplemental Executive Retirement Plan minimum liability                                     877        ---
-----------------------------------------------------------------------------------------------------------
                                                                                         $10,928      9,904
===========================================================================================================

(7)  CAPITAL STOCK

   The company has 125 million shares of $.10 par value common stock authorized. At March 31, 2001 and 2000, 60,543,181 shares and 60,561,892 shares, respectively, were issued. At March 31, 2001 and 2000, 4,506,962 and 4,911,445 shares, respectively, were held by the Grantor Trust Stock Ownership

Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2001 and 2000, three million shares of no par value preferred stock were authorized and unissued.

   Under the company's stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company's stock to officers and other key employees.
At March 31, 2001, 3,844,211 shares of common stock are reserved for issuance under the plans of which 286,744 shares are available for future grants. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All outstanding stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

   The per share weighted-average fair values of stock options granted during fiscal years 2001, 2000 and 1999 were $18.60, $13.28 and $8.37, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                   2001       2000       1999
-----------------------------------------------------------------------------
Risk-free interest rate                            4.70%      6.50%      5.15%
Expected dividend yield                            1.20%      2.00%      2.50%
Expected stock price volatility                   48.43%     45.71%     42.79%
Expected stock option life                      5 years    5 years    5 years
=============================================================================

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

                                                      2001     2000      1999
-----------------------------------------------------------------------------
Net earnings (in thousands):
 As reported                                       $86,143   76,590   210,719
 Pro forma                                         $78,232   69,434   204,778
Earnings per common share:
 As reported                                       $  1.55     1.38      3.68
 Pro forma                                         $  1.40     1.25      3.58
Diluted earnings per common share:
 As reported                                       $  1.53     1.37      3.68
 Pro forma                                         $  1.39     1.24      3.58
=============================================================================


   Stock option activity during 2001, 2000 and 1999 was as follows:

                                                Weighted-average     Number
                                                 Exercise Price    of Shares
----------------------------------------------------------------------------
Balance at March 31, 1998                           $38.89         1,960,065
   Granted                                           23.18         1,121,000
   Exercised                                         19.78           (33,061)
   Expired or cancelled                              42.04           (38,998)
----------------------------------------------------------------------------
Balance at March 31, 1999                            33.21         3,009,006
   Granted                                           32.02           609,000
   Exercised                                         15.64           (33,699)
   Expired or cancelled                              33.77           (24,000)
----------------------------------------------------------------------------
Balance at March 31, 2000                            33.17         3,560,307
   Granted                                           42.68           616,000
   Exercised                                         22.79          (358,397)
   Expired or cancelled                              35.00          (264,169)
----------------------------------------------------------------------------
Balance at March 31, 2001                           $35.73         3,553,741
=============================================================================

   The 3,553,741 options outstanding at March 31, 2001 fall into three general exercise-price ranges as follows:

                                                                           Exercise Price Range
-------------------------------------------------------------------------------------------------------------
                                                            $12.13 - $22.75   $23.38 - $35.75   $39.00-$59.00
-------------------------------------------------------------------------------------------------------------
Options outstanding at March 31, 2001                               883,547           881,000       1,789,194
Weighted average exercise price                             $         22.42   $         29.62   $       45.30
Weighted average remaining contractual life                      7.4  years         7.4 years       7.5 years
Options exercisable at March 31, 2001                               578,870           536,652       1,295,694
Weighted average exercise price of options exercisable
   at March 31, 2001                                        $         22.24   $         27.93   $       46.20
=============================================================================================================

   At March 31, 2001, 2000, and 1999, the number of options exercisable under the stock option plans was 2,411,216, 2,049,618, and 1,302,653, respectively; and the weighted average exercise price of those options was $36.38, $35.02, and $34.47, respectively.

   A total of 38,900 shares of restricted common stock of the company were granted to certain key employees during fiscal years 1998 through 2000. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of the grants totaled approximately $1.7 million and was classified in stockholders' equity as deferred compensation - restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the four-year vesting period.

   In accordance with an employment agreement with the company's chairman of the board entered into on September 25, 1997, 50,000 shares of restricted common stock were granted on that date. These restricted shares vest at varying intervals when the average market price of the common stock reaches certain predetermined levels. The fair market value of the stock at the time of grant totaling approximately $3 million was deferred and is being amortized by equal monthly charges to earnings over five years.

   From time to time the company's Board of Directors has authorized share repurchase programs whereby the company could purchase shares of company common stock in the open market or through privately negotiated transactions. There were no stock repurchases during fiscal years 2001 or 2000 and all previously authorized programs had expired by March 31, 2000. During fiscal year 1999 the company repurchased 3,950,000 shares of company common stock at a total cost of $109.3 million, or $27.67 per share.

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

   For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the company's consolidated balance sheet. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trust held 4,506,962 and 4,911,445 shares of common stock at March 31, 2001 and 2000, respectively. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company's stock option plans and 401(k) plan.

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

(8) COMMITMENTS AND CONTINGENCIES

   An employment agreement exists with the company's chairman of the board whereby he will serve in such capacity as well as president and chief executive officer through March 28, 2002. The terms of the employment agreement provide for an annual base salary and certain other benefits. Compensation continuation agreements exist with all other officers of Tidewater Inc. whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $16.4 million.

   On January 10, 2001, the company entered into agreements with three shipyards for the construction of 12 vessels for a total estimated cost of approximately $305 million. Seven of the vessels to be constructed are large platform supply vessels and five are large anchor-handling towing supply vessels capable of working in most deepwater markets of the world. Four of the platform supply vessels will be constructed at the company's shipyard, Quality Shipyards LLC, while the remaining eight vessels will be built at two Far East shipyards. As of March 31, 2001, $43.3 million has been expended on these 12 vessels of the estimated $305 million total commitment. Scheduled delivery of the vessels will commence in December 2001 with final delivery of the last vessel expected in January 2003.

   The company has also committed to the construction of five additional vessels for a total of approximately $52.9 million. These vessels consist of three large platform supply vessels under construction in Norway with scheduled completion dates in April, May and September 2001 and two large crewboats being built at U.S. shipyards to be delivered in April 2001 and January 2002. As of March 31, 2001, $11.3 million has been expended on these vessels.

   In February 2001 the company committed to a $48 million cash purchase, subject to final inspection and various other closing matters, of two anchor-handling towing supply vessels specifically designed and equipped for deepwater work. The purchase of the vessels was finalized on April 11, 2001.

   Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company's financial position or results of its ongoing operations.

(9) FINANCIAL INSTRUMENTS

   The company's financial instruments consist primarily of cash and cash equivalents, trade receivables and trade payables whose book values are considered to be representative of their respective fair values. The company also periodically enters into spot and forward currency derivative financial instruments as a hedge against foreign currency denominated assets and liabilities and currency commitments.

   Spot contracts are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. At March 31, 2001, 2000 and 1999 the company had no spot contracts outstanding.

   Forward currency contracts are generally longer-term in nature but generally do not exceed one year. Any gains or losses on forward contracts are deferred if the transaction qualifies as a hedge. At March 31, 2001 the company had one forward contract outstanding totaling $11 million that qualified as a hedge instrument. The forward contract was purchased to hedge against any possible foreign exchange exposure the company may experience with its commitment to a Norwegian shipyard that is currently constructing one platform supply vessel for delivery in September 2001 as disclosed in Note 8 above. The company had no outstanding derivative financial instruments at March 31, 2000 or 1999.

(10) SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

   The company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" but operates in only one business segment. The following table provides a comparison of revenues, operating profit, identifiable assets, and depreciation and amortization and additions to properties and equipment for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company's shipyards, brokered vessels and other miscellaneous marine-related businesses.


                                                                                 (in thousands)
                                                                         2001          2000         1999
----------------------------------------------------------------------------------------------------------
Marine revenues (A):
 Vessel revenues:
  United States                                                       $  197,660      140,090      296,161
  International (B)                                                      386,271      398,427      614,887
----------------------------------------------------------------------------------------------------------
                                                                         583,931      538,517      911,048
 Other  marine services                                                   32,748       36,298       57,944
----------------------------------------------------------------------------------------------------------
                                                                      $  616,679      574,815      968,992
==========================================================================================================
Marine operating profit:
 Vessel activity:
  United States                                                       $   26,812       (4,694)      96,376
  International                                                           65,241       78,888      171,213
----------------------------------------------------------------------------------------------------------
                                                                          92,053       74,194      267,589
 Gains on sales of assets                                                 22,750       19,441        2,949
 Other marine services                                                     7,137        6,254       12,526
----------------------------------------------------------------------------------------------------------
                                                                         121,940       99,889      283,064
Other income                                                              19,701       17,117        8,439
Corporate expenses                                                       (13,026)     (11,012)     (12,317)
Interest and other debt costs                                             (1,195)        (714)      (2,445)
----------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          $  127,420      105,280      276,741
==========================================================================================================
Identifiable assets:
 Marine:
  United States                                                       $  292,952      268,234      317,411
  International (B)                                                    1,047,283      857,705      970,853
----------------------------------------------------------------------------------------------------------
                                                                       1,340,235    1,125,939    1,288,264
  Investments in and advances to unconsolidated Marine companies          16,544       23,275       17,307
----------------------------------------------------------------------------------------------------------
                                                                       1,356,779    1,149,214    1,305,571
 General corporate                                                       148,713      283,122       88,887
----------------------------------------------------------------------------------------------------------
                                                                      $1,505,492    1,432,336    1,394,458
==========================================================================================================
Depreciation and amortization:
 Marine equipment depreciation                                        $   69,596       72,662       84,823
 General corporate depreciation                                              761          670          790
 Goodwill amortization                                                     9,170        9,170        9,170
----------------------------------------------------------------------------------------------------------
                                                                      $   79,527       82,502       94,783
==========================================================================================================
Additions to properties and equipment:
 Marine equipment operations                                          $  302,706       56,476       40,959
 General corporate                                                            87          886        7,324
----------------------------------------------------------------------------------------------------------
                                                                      $  302,793       57,362       48,283
==========================================================================================================

(A) One customer accounted for 11% and 12% of revenues for the fiscal year ended March 31, 2001 and 2000, respectively. In fiscal 1999 a different customer accounted for 8% of revenues.
(B) Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company's international marine operations in any one country are not "material" as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $798.5 million, $581.9 million and $674.5 million at March 31, 2001, 2000, and 1999, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar which aggregate approximately $5.5 million, $5.0 million, and $12.9 million at March 31, 2001, 2000, and 1999, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(11) SUPPLEMENTARY INFORMATION--QUARTERLY FINANCIAL DATA (UNAUDITED)

Years Ended March 31, 2001 and 2000
(in thousands, except per share data)

2001                             First     Second     Third    Fourth
----------------------------------------------------------------------
Marine revenues                 $136,884   146,137   159,127   174,531
======================================================================

Marine operating profit         $  9,935    36,645    31,586    43,774
======================================================================

Net earnings                    $  8,158    26,297    22,339    29,349
======================================================================

Earnings per share              $    .15       .47       .40       .53
======================================================================

Diluted earnings per share      $    .15       .47       .40       .52
======================================================================


2000                             First     Second     Third    Fourth
----------------------------------------------------------------------

Marine revenues                 $154,530   138,946   141,770   139,569
======================================================================

Marine operating profit         $ 24,671    27,291    22,232    25,695
======================================================================

Net earnings                    $ 16,462    18,885    22,233    19,010
======================================================================

Earnings per share              $    .30       .34       .40       .34
======================================================================

Diluted earnings per share      $    .30       .34       .40       .34
======================================================================


   Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

   See Notes 2 and 3 for detailed information regarding transactions which affect fiscal 2001 and 2000 quarterly amounts. A discussion of current market conditions appears in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     SCHEDULE II

                        TIDEWATER INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                (IN THOUSANDS)

            Column A                      Column B    Column C    Column D          Column E
          -----------                    ---------   --------   -----------        --------
                                                                                    Balance
                                        Balance at                                     at
                                         Beginning    Additions                      End of
          Description                    of period     at Cost    Deductions         Period
         -------------                  -----------   ---------  -----------        --------
      2001
Deducted in balance sheet from
 trade accounts receivable:
 Allowance for doubtful accounts            $12,331         664      5,014(A)         7,981
                                            =======      ======      =====           ======
Deducted in balance sheet from
 other assets:
 Amortization of goodwill                   $28,058       9,170        ---           37,228
                                            =======      ======      =====           ======
 Amortization of prepaid rent and
   debt issuance costs                      $ 3,666         146        ---            3,812
                                            =======      ======      =====           ======
      2000
Deducted in balance sheet from
 trade accounts receivables:
 Allowance for doubtful accounts            $11,125       1,800        594(A)        12,331
                                            =======      ======      =====           ======
Deducted in balance sheet from
 other assets:
 Amortization of goodwill                   $18,888       9,170        ---           28,058
                                            =======      ======      =====           ======
 Amortization of prepaid rent and
   debt issuance costs                      $ 3,423         243        ---            3,666
                                            =======      ======      =====           ======
      1999
Deducted in balance sheet from
 trade accounts receivables:
 Allowance for doubtful accounts            $14,078         685      3,638(A)        11,125
                                            =======      ======      =====           ======
Deducted in balance sheet from
 other assets:
 Amortization of goodwill                   $ 9,718       9,170        ---           18,888
                                            =======      ======      =====           ======
 Amortization of  prepaid rent and
   debt issuance costs                      $ 2,501         922        ---            3,423
                                            =======      ======      =====           ======

(A) Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

                                 TIDEWATER INC

                               EXHIBITS FOR THE

                          ANNUAL REPORT ON FORM 10-K

                       FISCAL YEAR ENDED MARCH 31, 2001

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

*10(a) - $200,000,000 Revolving Credit and Term Loan Agreement dated April 26,
         2001.

10(b)  - Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in
         1990 (filed with the Commission as Exhibit 10(c) to the company's annual report on Form 10-K for the fiscal year ended March 31, 1991).

*10(c) - Tidewater Inc. Amended and Restated 1992 Stock Option and Restricted
         Stock Plan dated July 27, 2000.

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

*10(n) - Restated Tidewater Inc. 1997 Stock Incentive Plan dated June 9, 2000.

10(o) - Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(p)  - Second Restated Executives Supplemental Retirement Trust as Restated
         October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999).

*10(q) - Continuing Employment and Separation Agreement ("Agreement") between the Company and Richard M. Currence dated December 31, 2000.

*10(r) - Amendment To Restated Tidewater Inc. 1997 Stock Incentive Plan dated
         June 9, 2000.

*21    - Subsidiaries of the company.

*23    - Consents of Independent Auditors.