Form 10-Q
period 2001-06-30
TIDEWATER INC
filed 2001-07-26
CIK 98222

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.   20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended June 30, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From __________________ to ____________________

                         Commission file number 1-6311

                                   TIDEWATER INC.
                                   --------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                    72-0487776
         ---------------                              ---------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                   Identification Number)

   601 Poydras Street, Suite 1900, New Orleans, Louisiana        70130
   ------------------------------------------------------      --------
          (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:       (504) 568-1010
                                                          --------------

             ---------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES [X]         NO

56,073,365 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 16, 2001. Excluded from the calculation of shares outstanding at July 16, 2001 are 4,470,302 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
-----------------------------------------------------------------------------------------
                                                                     June 30,   March 31,
ASSETS                                                                 2001       2001
-----------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                         $   14,059      95,153
 Trade and other receivables                                          184,652     160,677
 Marine operating supplies                                             28,833      28,632
 Other current assets                                                   4,132       4,125
-----------------------------------------------------------------------------------------
   Total current assets                                               231,676     288,587
-----------------------------------------------------------------------------------------
Investments in, at equity, and advances to
 unconsolidated companies                                              15,721      16,544
Properties and equipment:
 Vessels and related equipment                                      1,719,905   1,613,604
 Other properties and equipment                                        42,946      42,837
-----------------------------------------------------------------------------------------
                                                                    1,762,851   1,656,441
 Less accumulated depreciation                                        900,907     884,765
-----------------------------------------------------------------------------------------
   Net properties and equipment                                       861,944     771,676
-----------------------------------------------------------------------------------------
Goodwill, net                                                         328,836     328,836
Other assets                                                           94,148      99,849
-----------------------------------------------------------------------------------------
      Total assets                                                 $1,532,325   1,505,492
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable and accrued expenses                                 59,658      68,426
 Accrued property and liability losses                                  7,724       6,825
 Income taxes                                                           7,606       8,336
-----------------------------------------------------------------------------------------
   Total current liabilities                                           74,988      83,587
-----------------------------------------------------------------------------------------
Deferred income taxes                                                 160,029     155,744
Accrued property and liability losses                                  36,764      38,682
Other liabilities and deferred credits                                 50,089      49,139
Stockholders' equity:
 Common stock of $.10 par value, 125,000,000 shares
   authorized, issued 60,543,667 shares at June and
   60,543,181 shares at March                                           6,054       6,055
 Other stockholders' equity                                         1,204,401   1,172,285
-----------------------------------------------------------------------------------------
   Total stockholders' equity                                       1,210,455   1,178,340
-----------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                   $1,532,325   1,505,492
=========================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
----------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                  June 30,
                                                         -------------------------
                                                             2001          2000
----------------------------------------------------------------------------------
Revenues:
 Vessel revenues                                         $   187,814       125,305
 Other marine revenues                                         2,749        11,579
----------------------------------------------------------------------------------
                                                             190,563       136,884
----------------------------------------------------------------------------------
Costs and expenses:
 Vessel operating costs                                       96,826        87,951
 Costs of other marine revenues                                1,532         9,243
 Depreciation and amortization                                19,181        19,071
 General and administrative                                   15,752        15,940
----------------------------------------------------------------------------------
                                                             133,291       132,205
----------------------------------------------------------------------------------
                                                              57,272         4,679
Other income (expenses):
 Foreign exchange gain (loss)                                   (652)           77
 Gain on sales of assets                                          54           964
 Equity in net earnings of unconsolidated companies            1,499         2,342
 Minority interests                                              176          (196)
 Interest and miscellaneous income                               989         4,292
 Interest and other debt costs                                  (200)         (161)
----------------------------------------------------------------------------------
                                                               1,866         7,318
----------------------------------------------------------------------------------
Earnings before income taxes                                  59,138        11,997
Income taxes                                                  20,107         3,839
----------------------------------------------------------------------------------
Net earnings                                             $    39,031         8,158
==================================================================================

Earnings per common share                                      $0.70          0.15
==================================================================================

Diluted earnings per common share                              $0.69          0.15
==================================================================================

Weighted average common shares outstanding                55,998,396    55,614,916
Incremental common shares from stock options                 530,510       416,972
----------------------------------------------------------------------------------
Adjusted weighted average common shares                   56,528,906    56,031,888
==================================================================================

Cash dividends declared per common share                       $0.15          0.15
==================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
---------------------------------------------------------------------------
                                                        Three Months Ended
                                                              June 30,
                                                       -------------------
                                                          2001       2000
---------------------------------------------------------------------------
Net cash provided by operating activities              $  34,695     33,828
---------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of assets                            1,237      2,754
  Additions to properties and equipment                 (109,625)    (6,610)
  Other                                                      195        (23)
---------------------------------------------------------------------------
   Net cash used in investing activities                (108,193)    (3,879)
===========================================================================
Cash flows from financing activities:
 Proceeds from issuance of common stock                      815        832
 Cash dividends                                           (8,410)    (8,356)
 Other                                                        (1)       ---
---------------------------------------------------------------------------
   Net cash used in financing activities                  (7,596)    (7,524)
---------------------------------------------------------------------------
Net change in cash and cash equivalents                  (81,094)    22,425
Cash and cash equivalents at beginning of period          95,153    226,910
---------------------------------------------------------------------------
Cash and cash equivalents at end of period             $  14,059    249,335
===========================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                            $     111          1
   Income taxes                                        $  12,014      3,771
===========================================================================

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

(2)  STOCKHOLDERS' EQUITY

At June 30, 2001 and March 31, 2001, 4,472,406 and 4,506,962 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 34% and 32% for the quarters ended June 30, 2001 and 2000, respectively.

(4)  NEW ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities," that amends certain provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The pronouncements require that all derivatives be recognized as either assets or liabilities and measured at fair value. The adoption of SFAS No. 133, as amended, did not have a material impact on the company's financial statements.

On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board Opinion No. 17, "Intangible Assets." An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided the first quarter financial statements have not been previously issued. The company elected to adopt SFAS No. 142 effective April 1, 2001 and, accordingly, no goodwill amortization was recorded during the first quarter of fiscal 2002. There were no indicators of goodwill impairment as of April 1, 2001, and the company is currently developing a benchmark assessment model to test for impairment which will be completed within six months as required. Goodwill amortization for the quarter ended June 30, 2001 would have been $2.3 million (pre-tax), or $.03 per share (after tax) had the company not adopted SFAS No. 142. For the three months ended June 30, 2000, pre-tax goodwill amortization amounted to $2.3 million, or $.03 per share (after tax).

INDEPENDENT ACCOUNTANTS' REVIEW REPORT
--------------------------------------

The Board of Directors and Shareholders
Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended, not presented herein, and in our report dated April 23, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                    Ernst & Young LLP


New Orleans, Louisiana
July 20, 2001

Item 2.  Management's Discussion and Analysis
         ------------------------------------

The company provides services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet which is ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related disclosures.

FORWARD LOOKING INFORMATION
---------------------------

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements set forth in this Quarterly Report on Form 10-Q which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company's actual results of operations. The company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Readers should consider all of these risk factors as well as other information contained in this report.

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


                                            Quarter Ended        Quarter
                                               June 30,           Ended
                                          ------------------    March 31,
     (in thousands)                       2001         2000        2001
-------------------------------------------------------------------------
Revenues:
 Vessel revenues:
   United States                          $ 69,002    36,503      61,983
   International                           118,812    88,802     106,235
------------------------------------------------------------------------
                                           187,814   125,305     168,218
 Other marine revenues                       2,749    11,579       6,313
------------------------------------------------------------------------
                                          $190,563   136,884     174,531
========================================================================
Operating costs:
 Vessel operating costs:
   Crew costs                             $ 50,525    43,365      47,551
   Repair and maintenance                   24,638    25,888      24,290
   Insurance                                 4,693     4,969       4,884
   Fuel, lube and supplies                   7,771     6,112       8,315
   Other                                     9,199     7,617       8,687
------------------------------------------------------------------------
                                            96,826    87,951      93,727
 Costs of other marine revenues              1,532     9,243       4,617
------------------------------------------------------------------------
                                          $ 98,358    97,194      98,344
========================================================================

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $7.4 million of billings as of June 30, 2001 ($7.0 million of billings as of March 31, 2001), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

Domestic results of operations for the first quarter of fiscal 2002 benefited from increased average day rates because of strong natural gas prices. Throughout the current quarter, demand for natural gas, especially in the United States, has eased due to the slowdown in the U.S. and global economies resulting in increased inventory levels. At the end of the current quarter and continuing into the early part of the second quarter of fiscal 2002, natural gas prices softened on the news that inventory levels for the resource had surged to comfortable levels. Although the current price level for natural gas is high enough to sustain strong demand for working drilling rigs and services in the U.S. Gulf of Mexico, exploration and production companies have become cautious over the decrease in the commodity price for natural gas. Leading energy pundits and forecasters believe this current softening is a result of the normal ebb and flow of the industry and expect the softness to be short-term. Vessel demand in the domestic market is primarily driven by natural gas exploration and production and at present, it is unknown what effect and the extent of the effect, if any, the current softening in natural gas prices will have on demand for the company's vessels in the domestic market.

International results of operations for the first quarter of fiscal 2002 also benefited from increases in average day rates. International vessel demand is primarily driven by crude oil production, and at the present time crude oil commodity prices are remaining strong which should result in increased exploration and production spending. International vessel demand should strengthen with the increased international exploration and production spending.

Marine operating profit and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

                                                           Quarter Ended      Quarter
                                                              June 30,         Ended
                                                        -----------------    March 31,
     (in thousands)                                       2001      2000        2001
--------------------------------------------------------------------------------------
Vessel activity:
  United States                                         $28,838    (5,475)      21,742
  International                                          30,337    12,216       20,376
--------------------------------------------------------------------------------------
                                                         59,175     6,741       42,118
Gain on sales of assets                                      54       964           91
Other marine services                                     1,128     2,230        1,565
--------------------------------------------------------------------------------------
Operating profit                                        $60,357     9,935       43,774
--------------------------------------------------------------------------------------
Equity in net earnings of unconsolidated companies        1,499     2,342        1,480
Interest and other debt costs                              (200)     (161)        (545)
Corporate general and administrative                     (3,254)   (3,311)      (2,619)
Other income                                                736     3,192        1,070
--------------------------------------------------------------------------------------
Earnings before income taxes                            $59,138    11,997       43,160
======================================================================================

U.S.-based vessel revenues for the first quarter of fiscal 2002 increased 89% and 11% as compared to the first and fourth quarters of fiscal 2001, respectively, as a result of higher utilization and average day rates. Average day rates and utilization have strengthened due to strong demand for the company's vessels in the U.S. Gulf of Mexico. Average day rates and utilization for the towing supply/supply vessels, the company's major income producing asset in the domestic market, increased by approximately 96% and 27%, respectively, for the current quarter as compared to the first quarter of fiscal 2001 and increased 7% and 5%, respectively, for the current quarter as compared to the fourth quarter of fiscal 2001.

Operating profit for the U.S.-based vessels increased significantly in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 and increased 33% as compared to the previous quarter. Operating profit increased in the comparative periods primarily due to higher revenues and lower repair and maintenance costs. Repair and maintenance costs decreased during the current quarter as compared to the first quarter of fiscal 2001 as a result of fewer
domestic drydockings being performed.   The company incurred high repair and
maintenance cost during the first quarter of fiscal 2001 as a result of an intense drydocking program the company initiated while vessel demand and average day rates in the domestic market were not fully recovered in order to ready its equipment for the expected increase in demand for its vessels when market conditions in the U.S. Gulf of Mexico improved.

International-based vessel revenues for the first quarter of fiscal 2002 increased 34% and 12% as compared to the first and fourth quarters of fiscal 2001, respectively, as a result of higher average day rates and utilization and an increase in the number of active vessels in the international-based fleet. Vessel demand in the international markets has strengthened as international drilling activity continues to recover from the curtailment in capital spending in the oil industry as a result of the drop in oil prices that commenced in the fall of 1997. The number of active vessels in the international-based fleet increased due to an aggressive deepwater vessel acquisition program that began during the second quarter of fiscal 2001. Fifteen deepwater vessels have been purchased to date, seven of which are fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. The bareboat charter agreements on these seven vessels will expire at various times over the next two years with the option to extend certain contracts for another two years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that Tidewater has under bareboat contracts, only revenue and depreciation expense is recorded related to the vessels' activity. As Tidewater incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For the current and prior quarters, the seven bareboat chartered deepwater vessels experienced 100% utilization and an average day rate of approximately $6,200 per day.

International-based vessel operating profit for the first quarter of fiscal 2002 increased 148% and 49% as compared to the first and fourth quarters of fiscal 2001, respectively, due to an increase in revenues. Revenues increased as a result of an increase in the number of active vessels in the international fleet and also as a result of improved average day rates for the towing-supply/supply vessels.

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

The day based utilization percentages and average day rates tables include a new vessel class category for the deepwater vessel fleet. Included in this class are large platform supply vessels and large, high-horsepowered anchor-handling towing supply vessels that are capable of operating in deepwater markets globally. The deepwater vessel fleet statistics for prior periods were included in the towing-supply/supply vessel class statistics. Accordingly, prior period towing-supply/supply vessel class statistics have been restated to exclude the effect of the deepwater vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30 and March 31:


                                   Quarter Ended     Quarter
                                      June 30,        Ended
                                ------------------   March 31,
                                  2001        2000     2001
--------------------------------------------------------------
UTILIZATION:
------------
Domestic-based fleet:
---------------------
  Deepwater vessels               100.0%       98.5     98.9
  Towing-supply/supply             71.5        56.1     68.1
  Crew/utility                     91.4        86.9     87.5
  Offshore tugs                    38.1        33.5     37.1
  Other                            22.0        30.7     27.2
  Total                            66.7%       56.0     63.7
International-based fleet:
--------------------------
  Deepwater vessels                95.6%       70.3     93.8
  Towing-supply/supply             74.5        76.9     76.6
  Crew/utility                     88.7        93.9     88.5
  Offshore tugs                    70.9        66.8     64.5
  Other                            46.9        42.4     41.1
  Total                            75.2%       74.5     74.8
Worldwide fleet:
----------------
  Deepwater vessels                96.0%       78.8     94.3
  Towing-supply/supply             73.4        68.7     73.5
  Crew/utility                     89.6        91.5     88.2
  Offshore tugs                    56.9        51.9     52.2
  Other                            41.5        39.9     37.8
  Total                            72.3%       67.5     70.8
============================================================

AVERAGE VESSEL DAY RATES:
-------------------------
Domestic-based fleet:
---------------------
  Deepwater vessels             $11,756      11,622   11,760
  Towing-supply/supply            7,181       3,659    6,717
  Crew/utility                    2,838       2,046    2,724
  Offshore tugs                   8,160       6,235    6,902
  Other                           1,427       1,305    2,071
  Total                         $ 6,437       3,735    5,967
International-based fleet:
--------------------------
  Deepwater vessels             $ 9,936       7,413    8,270
  Towing-supply/supply            5,774       4,985    5,482
  Crew/utility                    2,385       2,237    2,334
  Offshore tugs                   4,799       3,814    4,662
  Other                             953       1,624      974
  Total                         $ 5,163       4,173    4,841
Worldwide fleet:
----------------
  Deepwater vessels             $10,091       8,992    8,619
  Towing-supply/supply            6,276       4,558    5,908
  Crew/utility                    2,537       2,173    2,467
  Offshore tugs                   5,765       4,516    5,378
  Other                           1,007       1,572    1,163
  Total                         $ 5,568       4,035    5,202
============================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30 and March 31:


                                                                        Quarter Ended      Quarter
                                                                           June 30,         Ended
                                                                      -----------------   March 31,
                                                                       2001        2000      2001
---------------------------------------------------------------------------------------------------
Domestic-based fleet:
---------------------
  Deepwater vessels                                                       2           3         2
  Towing-supply/supply                                                  112         122       114
  Crew/utility                                                           25          26        25
  Offshore tugs                                                          30          32        31
  Other                                                                   8           9         9
---------------------------------------------------------------------------------------------------
  Total                                                                 177         192       181
---------------------------------------------------------------------------------------------------
International-based fleet:
--------------------------
  Deepwater vessels                                                      23           7        19
  Towing-supply/supply                                                  194         186       192
  Crew/utility                                                           50          48        47
  Offshore tugs                                                          40          40        39
  Other                                                                  29          33        29
---------------------------------------------------------------------------------------------------
  Total                                                                 336         314       326
---------------------------------------------------------------------------------------------------
  Owned or chartered vessels included in marine revenues                513         506       507
  Vessels held for sale                                                  32          52        36
  Joint-venture and other                                                28          51        28
---------------------------------------------------------------------------------------------------
   Total                                                                573         609       571
===================================================================================================

The above table includes a new vessel class for the deepwater vessel fleet. Prior period vessel averages for the deepwater vessel fleet were reported with the towing-supply/supply class and accordingly the average number of vessels for the towing-supply/supply class have been restated to exclude the effect of the deepwater vessel fleet.

The company sold or scrapped eight vessels during the current quarter. During the second quarter of fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service. As a result of the sale, the joint venture vessel count decreased by 24 vessels. During the third quarter of fiscal 2001, the company sold four vessels (two offshore tugs and two crew boats) to its 40%-owned unconsolidated joint venture, Sonatide Marine, Ltd. In addition, throughout fiscal 2001, the company sold or scrapped a total of 37 vessels.

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:


                             Quarter Ended       Quarter
                                June 30,          Ended
                           ----------------     March 31,
   (in thousands)             2001     2000       2001
--------------------------------------------------------
Personnel                  $ 9,445   10,090      10,083
Office and property          2,728    2,724       2,811
Sales and marketing          1,177    1,119       1,501
Professional services        1,268      850       1,142
Other                        1,134    1,157       1,099
--------------------------------------------------------
                           $15,752   15,940      16,636
========================================================

General and administrative expenses for the current quarter were comparable to the same period in fiscal 2001 and to the prior quarter.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas.
Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At June 30, 2001, all of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the quarter ended June 30, 2001, net cash from operating activities was slightly higher than the same period in fiscal 2001. Even though earnings were significantly higher this quarter versus the first quarter of fiscal 2001, accounts receivable balances were also significantly higher as a result of the revenue growth.

Investing activities for the quarter ended June 30, 2001 used $108.2 million of cash primarily for additions to properties and equipment which was comprised of approximately $3.8 million in capitalized repairs and maintenance and $105.4 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor-handling towing supply vessels. Investing activities for the quarter ended June 2000 had no unusual activity. Financing activities for the quarters ended June 30, 2001 and 2000 each included $8.4 million of cash for quarterly cash dividends of $.15 per share.

On January 10, 2001 the company entered into agreements with three shipyards for the construction of 12 vessels. The new-build program was initiated in order to better service the needs of the company's customers in the deepwater markets of the world. Seven of the vessels to be constructed are large platform supply vessels and five are large anchor-handling towing supply vessels capable of working in most deepwater markets of the world. Four of the platform supply vessels are being constructed at the company's shipyard, Quality Shipyards LLC, while the remaining eight vessels are being constructed at two Far East shipyards. The four vessels being constructed at Quality Shipyards LLC are being built to full Jones Act compliance. As of June 30, 2001, $71.1 million has been expended on these 12 vessels of the total $315 million commitment to the shipyards. Scheduled delivery of the vessels will commence in December 2001 with final delivery of the last vessel expected in January 2003. The company expects to finance the new-build program from its current cash balances, its projected cash flow and its revolving line of credit.

In addition to the new-build program discussed above, the company has committed to the construction of three additional vessels for a total of approximately $22 million. These vessels consist of one large platform supply vessel under construction in Norway with an expected delivery date of September 2001 and two large crewboats being built at U.S. shipyards to be delivered in August 2001 and January 2002. As of June 30, 2001, $4.6 million has been expended on these vessels.

On July 17, 2001 the company entered into an agreement with a U.S. shipyard for the construction of four 175-foot crewboats for approximately $23.6 million. Scheduled delivery of the vessels is expected to commence in October 2002 with final delivery of the last vessel in October 2003.

CURRENCY FLUCTUATIONS AND INFLATION
-----------------------------------

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars. The company is exposed to possible currency fluctuations related to its commitment to construct three of its new-build platform supply vessels at a Singapore shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $43 million. The company continually monitors the currency exchange risks associated with all contracts in foreign currencies.

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

No change from 2001 annual report disclosure.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A. At page 17 of this report is the index for those exhibits required to be filed as a part of this report.

B. The company's report on Form 8-K dated April 11, 2001 reported that the company took delivery of three new vessels - one platform supply vessel and two anchor-handling towing supply vessels specifically designed and equipped for deep water work.

C. The company's report on Form 8-K dated April 19, 2001 reported that the company press released its fiscal 2001 fourth quarter earnings and released the date and time for its fourth quarter earnings conference call.

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

                                           TIDEWATER INC.
                                           --------------
                                           (Registrant)



Date:  July 26, 2001                /s/ William C. O'Malley
                              -------------------------------------
                              William C. O'Malley
                              Chairman of the Board, President and
                              Chief Executive Officer



Date:  July 26, 2001                /s/ J. Keith Lousteau
                              -------------------------------------
                              J. Keith Lousteau
                              Senior Vice President and Chief Financial Officer



Date:  July 26, 2001                /s/ Joseph M. Bennett
                              -------------------------------------
                              Joseph M. Bennett
                              Vice President and Corporate Controller
                              (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number
------

15  Letter re Unaudited Interim Financial Information