Form 10-Q
period 2001-09-30
TIDEWATER INC
filed 2001-10-22
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended September 30, 2001
                                                           ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From
                             to
     ---------------------       -------------------------------

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

                                                     YES    X         NO
                                                         -------

56,095,113 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 15, 2001. Excluded from the calculation of shares outstanding at October 15, 2001 are 4,448,554 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

----------------------------------------------------------------------------------------------
                                                                    September 30,    March 31,
ASSETS                                                                  2001            2001
----------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                      $     36,275         95,153
   Trade and other receivables                                         183,606        160,677
   Marine operating supplies                                            30,100         28,632
   Other current assets                                                  3,191          4,125
----------------------------------------------------------------------------------------------
       Total current assets                                            253,172        288,587
----------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                             15,286         16,544
Properties and equipment:
   Vessels and related equipment                                     1,776,090      1,613,604
   Other properties and equipment                                       42,694         42,837
----------------------------------------------------------------------------------------------
                                                                     1,818,784      1,656,441
   Less accumulated depreciation                                       878,423        884,765
----------------------------------------------------------------------------------------------
       Net properties and equipment                                    940,361        771,676
----------------------------------------------------------------------------------------------
Goodwill, net                                                          328,754        328,836
Other assets                                                           104,817         99,849
----------------------------------------------------------------------------------------------
           Total assets                                           $  1,642,390      1,505,492
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                                70,443         68,426
   Accrued property and liability losses                                 7,981          6,825
   Income taxes                                                         16,325          8,336
----------------------------------------------------------------------------------------------
       Total current liabilities                                        94,749         83,587
----------------------------------------------------------------------------------------------
Long-term debt                                                          60,000            ---
Deferred income taxes                                                  164,267        155,744
Accrued property and liability losses                                   36,329         38,682
Other liabilities and deferred credits                                  49,084         49,139
Stockholders' equity:
   Common stock of $.10 par value, 125,000,000 shares
       authorized, issued 60,543,667 shares at September
       and 60,543,181 shares at March                                    6,054          6,055
   Other stockholders' equity                                        1,231,907      1,172,285
----------------------------------------------------------------------------------------------
       Total stockholders' equity                                    1,237,961      1,178,340
----------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity             $  1,642,390      1,505,492
==============================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

--------------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended                    Six Months Ended
                                                                      September 30,                     September 30,
                                                               -------------------------          ------------------------
                                                                    2001            2000            2001           2000
--------------------------------------------------------------------------------------------------------------------------
Revenues:
   Vessel revenues                                           $    184,096         135,642          371,910        260,947
   Other marine revenues                                            3,167          10,495            5,916         22,074
--------------------------------------------------------------------------------------------------------------------------
                                                                  187,263         146,137          377,826        283,021
--------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Vessel operating costs                                          96,878          88,304          193,704        176,255
   Costs of other marine revenues                                   2,041           8,066            3,573         17,309
   Depreciation and amortization                                   19,412          19,455           38,593         38,526
   General and administrative                                      16,997          16,337           32,749         32,277
--------------------------------------------------------------------------------------------------------------------------
                                                                  135,328         132,162          268,619        264,367
--------------------------------------------------------------------------------------------------------------------------
                                                                   51,935          13,975          109,207         18,654
Other income (expenses):
   Foreign exchange loss                                             (473)           (139)          (1,125)           (62)
   Gain on sales of assets                                            187          19,360              241         20,324
   Equity in net earnings of unconsolidated companies               1,443           1,693            2,942          4,035
   Minority interests                                                (269)             24              (93)          (172)
   Interest and miscellaneous income                                  866           4,661            1,855          8,953
   Interest and other debt costs                                     (160)           (163)            (360)          (324)
---------------------------------------------------------------------------------------------------------------------------
                                                                    1,594          25,436            3,460         32,754
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       53,529          39,411          112,667         51,408
Income taxes                                                       18,200          13,114           38,307         16,953
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                 $     35,329          26,297           74,360         34,455
==========================================================================================================================

Earnings per common share                                    $        .63             .47             1.33            .62
==========================================================================================================================

Diluted earnings per common share                            $        .63             .47             1.32            .61
==========================================================================================================================

Weighted average common shares outstanding                     56,022,155      55,673,269       56,010,341     55,644,550
Incremental common shares from stock options                      252,822         468,207          391,666        442,589
--------------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                        56,274,977      56,141,476       56,402,007     56,087,139
==========================================================================================================================

Cash dividends declared per common share                     $        .15             .15              .30            .30
==========================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

--------------------------------------------------------------------------------------------------------------
                                                                     Quarter Ended          Six Months Ended
                                                                      September 30,           September 30,
                                                                 ----------------------    --------------------
                                                                    2001          2000      2001         2000
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     $    72,380       23,752    107,075      57,580
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                                    5,215       39,272      6,452      42,026
   Additions to properties and equipment                         (107,191)     (37,197)  (216,816)    (43,807)
   Other                                                              ---          ---        195         (23)
--------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities        (101,976)       2,075   (210,169)     (1,804)
==============================================================================================================
Cash flows from financing activities:
   Credit facility borrowings                                      60,000          ---     60,000         ---
   Proceeds from issuance of common stock                             223        1,431      1,038       2,263
   Cash dividends                                                  (8,411)      (8,359)   (16,821)    (16,715)
   Other                                                              ---          ---         (1)        ---
--------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities          51,812       (6,928)    44,216     (14,452)
--------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                            22,216       18,899    (58,878)     41,324
Cash and cash equivalents at beginning of period                   14,059      249,335     95,153     226,910
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $    36,275      268,234     36,275     268,234
==============================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                $       485          128        596         129
      Income taxes                                            $     7,860        4,615     19,874       8,386
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

(2)  Stockholders' Equity

At September 30, 2001 and March 31, 2001, 4,451,560 and 4,506,962 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 34% for the quarter and six-month period ended September 30, 2001. The effective tax rate applicable to pre-tax earnings for the quarter and six-month period ended September 30, 2000 was 33.3% and 33.0%, respectively.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided the first quarter financial statements have not been previously issued. The company elected to adopt SFAS No. 142 effective April 1, 2001 and, accordingly, no goodwill amortization was recorded during fiscal 2002. The company completed its transitional goodwill impairment test within six months of adopting SFAS No. 142 as required and the test determined there is no goodwill impairment. The transitional impairment test requires fair value be tested as of the first day of the company's fiscal year and therefore the fair value of the reporting unit was determined using carrying amounts as of April 1, 2001. The company will perform its annual impairment test on December 31. Interim testing will be performed when an event occurs or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill amortization on a pre-tax basis for the quarter and six-month period ended September 30, 2001 would have been $2.3 million and $4.6 million, respectively, or $.03 per share and $.05 per share after tax, respectively, had the company not adopted SFAS No. 142. For the quarter and six-month period ended September 30, 2000, pre-tax goodwill amortization amounted to $2.3 million and $4.6 million, respectively, or $.03 per share and $.05 per share after tax, respectively.

Also in July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement will have no impact on the company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any financial statement impact with the adoption of this statement.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT




The Board of Directors and Shareholders
Tidewater Inc.



We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                                              Ernst & Young LLP


New Orleans, Louisiana
October 17, 2001

Item 2.  Management's Discussion and Analysis

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2001. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.

                                                                                                Quarter
                                            Quarter Ended               Six Months Ended         Ended
                                             September 30,                 September 30,        June 30,
                                       ------------------------       ---------------------   -----------
              (In thousands)               2001         2000           2001          2000         2001
---------------------------------------------------------------------------------------------------------
Revenues:
   Vessel revenues:
       United States                  $    59,252         44,807      128,254        81,310      69,002
       International                      124,844         90,835      243,656       179,637     118,812
---------------------------------------------------------------------------------------------------------
                                          184,096        135,642      371,910       260,947     187,814
   Other marine revenues                    3,167         10,495        5,916        22,074       2,749
---------------------------------------------------------------------------------------------------------
                                      $   187,263        146,137      377,826       283,021     190,563
=========================================================================================================
Operating costs:
   Vessel operating costs:
       Crew costs                     $    52,395         45,986      102,920        89,351      50,525
       Repair and maintenance              20,064         24,190       44,702        50,078      24,638
       Insurance                            6,008          4,718       10,701         9,687       4,693
       Fuel, lube and supplies              7,780          6,711       15,551        12,823       7,771
       Other                               10,631          6,699       19,830        14,316       9,199
---------------------------------------------------------------------------------------------------------
                                           96,878         88,304      193,704       176,255      96,826
   Costs of other marine revenues           2,041          8,066        3,573        17,309       1,532
---------------------------------------------------------------------------------------------------------
                                      $    98,919         96,370      197,277       193,564      98,358
=========================================================================================================

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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $8.1 million of billings as of September 30, 2001 ($7.0 million of billings as of March 31, 2001), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

Domestic results of operations for the first half of fiscal 2002 benefited from increased average day rates; however, current quarter domestic results of operations felt the impact of reduced natural gas drilling activity in the U.S. Gulf of Mexico as a result of lower natural gas prices. Natural gas prices began softening at the end of the first quarter of fiscal 2002 on the news that inventory levels for the resource were increasing. Prices continued to decrease throughout the current quarter as moderate summer weather and continued economic slowdowns in the U.S. and globally reduced natural gas demands, consequently applying even more downward pressure on gas prices. Possibly aggravating the delicate supply/demand equation is the effect the terrorist attacks on New York City and Washington D.C. on September 11, 2001 will have on the U.S. economy. Economic forecasters believe the terrorist attacks may have accelerated the downturn in the U.S. economy, thus possibly reducing energy demands further and perhaps delaying or eliminating the potential for a rapid recovery in natural gas prices. Throughout the current quarter exploration and production companies in the U.S. Gulf of Mexico, cautious over the decrease in the commodity prices for natural gas, have eased their capital investments as evidenced by the significant drop in offshore rig fleet utilization rates. Although there is uncertainty in the market, leading energy analysts believe exploration and production capital spending will increase and expect the natural gas market to self-correct by mid-2002. Vessel demand in the domestic market is primarily driven by natural gas exploration and production and at present, it is unknown what effect and the extent of the effect, the current softening in natural gas prices and the state of the global economic environment will have on demand for the company's vessels in the domestic market.

International results of operations for the first half of fiscal 2002 also benefited from increases in average day rates. International vessel demand is primarily driven by crude oil production, and at present time crude oil commodity prices are strong and it is unknown what effect, if any, the terrorist attacks will have on long-term crude oil commodity prices. International exploration and production spending is expected to continue to increase which should strengthen international vessel demand.

Marine operating profit and other components of earnings before income taxes for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2001 consist of the following:

                                                                                                           Quarter
                                                   Quarter Ended               Six Months Ended             Ended
                                                    September 30,               September 30,              June 30,
                                                --------------------   --------------------------------  ----------
              (In thousands)                       2001         2000            2001          2000          2001
-------------------------------------------------------------------------------------------------------------------
Vessel activity:
   United States                             $   19,023            420          47,861        (5,055)       28,838
   International                                 34,829         14,559          65,166        26,775        30,337
-------------------------------------------------------------------------------------------------------------------
                                                 53,852         14,979         113,027        21,720        59,175
Gain on sales of assets                             187         19,360             241        20,324            54
Other marine services                             1,015          2,306           2,143         4,536         1,128
-------------------------------------------------------------------------------------------------------------------
Operating profit                                 55,054         36,645         115,411        46,580        60,357
-------------------------------------------------------------------------------------------------------------------
Equity in net earnings of
   unconsolidated companies                       1,443          1,693           2,942         4,035         1,499
Interest and other debt costs                      (160)          (163)           (360)         (324)         (200)
Corporate general and administrative             (3,381)        (3,576)         (6,635)       (6,887)       (3,254)
Other income                                        573          4,812           1,309         8,004           736
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                 $   53,529         39,411         112,667        51,408        59,138
===================================================================================================================

U.S.-based vessel revenues for the quarter and six-month period ended September 30, 2001 increased 32% and 58%, respectively, as compared to the same periods in fiscal 2001 as a result of higher average day rates. Average day rates increased due to stronger demand for the company's vessels in the U.S. Gulf of Mexico. Average day rates for the towing supply/supply vessels, the company's major income producing asset in the domestic market, increased by approximately 66% for the current quarter as compared to the same period in fiscal 2001 and increased approximately 79% for the current six-month period as compared to the same period in fiscal 2001. Utilization rates for the towing-supply/supply vessels decreased 6% for the current quarter as compared to the same period in fiscal 2001 as a result of the current softening in the domestic market. Utilization for the towing-supply/supply vessels for the current six-month period ended September 30, 2001 increased 10% as compared to the same period in fiscal 2001.

U.S.-based operating profit for the quarter and six-month period ended September 30, 2001 increased significantly as compared to the same periods in fiscal 2001 primarily due to higher vessel revenues and lower repair and maintenance costs. Repair and maintenance costs decreased during the comparative periods as a result of fewer domestic drydockings being performed. The company incurred high repair and maintenance cost during the first two quarters of fiscal 2001 as a result of an intense drydocking program the company initiated while vessel demand and average day rates in the domestic market were not fully recovered in order to ready its equipment for the expected increase in demand for its vessels when market conditions in the U.S. Gulf of Mexico improved.

Current quarter U.S.-based vessel revenues decreased 14% as compared to the previous quarter as a result of lower average day rates and utilization resulting from the current softening in the U.S. Gulf of Mexico natural gas market. As of September 30, 2001, the towing supply/supply vessels operating in the U.S. Gulf of Mexico are experiencing approximately $7,000 average day rates and 50% utilization. U.S.-based operating profit for the current quarter decreased approximately 34% as compared to the prior quarter due to lower revenues.

International-based vessel revenues for the quarter and six-month period ended September 30, 2001 increased 37% and 36%, respectively, from the comparative periods in fiscal 2001 as a result of higher average day rates and an increase in the number of active vessels in the international-based fleet. Vessel demand in the international markets continues to remain strong as international drilling activity continues to recover from the curtailment in oil industry capital investment as a result of the drop in oil prices that commenced in the fall of 1997. The number of active vessels in the international-based fleet increased due to an aggressive deepwater vessel acquisition program that began during the second quarter of fiscal 2001. Sixteen deepwater vessels have been purchased to date, seven of which are fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. The bareboat charter agreements on these seven vessels will expire at various times over the next two years with the option to extend certain contracts for another two years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that Tidewater has under bareboat contracts, only revenue and depreciation expense is recorded related to the vessels' activity. As Tidewater incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire agreements. For the quarter and six-month period ended September 30, 2001 and for the quarter ended June 30, 2001, the seven bareboat chartered deepwater vessels experienced 100% utilization for each respective period and average day rates of approximately $6,100, $6,150 and $6,200, respectively.

International-based vessel operating profit for the quarter and six-month period ended September 30, 2001 increased approximately 139% and 143%, respectively, from the comparative periods in fiscal 2001 due to an increase in revenues. Revenues increased as a result of an increase in the number of active vessels in the international fleet and also as a result of improved average day rates.

Current quarter international-based vessel revenues increased 5% as compared to the previous quarter as a result of higher average day rates. Current quarter operating profit increased 15% as compared to the prior quarter due to higher revenues.

In September 2001, the company withdrew from active service 20 older little-used vessels at which time they were removed from the utilization statistics. Nine vessels were withdrawn from the domestic market and 11 were withdrawn from the international market. Vessels withdrawn from active service are intended to be sold. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only.

Current quarter gain on sales of assets includes a $1.6 million gain from the sale of the company's interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. in August 2001 for approximately $3.5 million. Also included in gain on sales of assets is a gain of approximately $1.1 million from vessel sales. The current quarter gain was offset by a $2.5 million writedown in the carrying values of certain vessels that were withdrawn from active service and held for sale. The writedown is a result of reviewing the recoverability of the carrying values of the vessels that were withdrawn from active service. Gain on sales of assets for the six-month period ended September 30, 2000 included a $16.8 million gain resulting from the sale of the company's 40% holding in its marine joint venture, National Marine Service.

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

The day based utilization percentages and average day rates tables include a new vessel class category for the deepwater vessel fleet. Included in this class are large platform supply vessels and large, high-horsepowered anchor-handling towing supply vessels that are capable of operating in deepwater markets globally. The deepwater vessel fleet statistics for the prior year were included in the towing-supply/supply vessel class statistics. Accordingly, prior year's towing-supply/supply vessel class statistics have been restated to exclude the effect of the deepwater vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2001:

                                                                                      Quarter
                                              Quarter Ended      Six Months Ended      Ended
                                              September 30,        September 30,      June 30,
                                           ------------------    -----------------   ----------
                                             2001      2000        2001      2000       2001
-----------------------------------------------------------------------------------------------
  UTILIZATION:
  -----------
    Domestic-based fleet:
    --------------------
      Deepwater vessels                     100.0%      100.0      100.0      99.3     100.0
      Towing-supply/supply                   59.3        63.3       65.4      59.7      71.5
      Crew/utility                           93.2        89.2       92.3      88.1      91.4
      Offshore tugs                          42.6        40.6       40.3      37.1      38.1
      Other                                  47.7        23.9       35.4      27.3      22.0
      Total                                  61.1%       61.7       63.9      58.8      66.7
    International-based fleet:
    -------------------------
      Deepwater vessels                      92.5%       81.4       94.1      76.2      95.6
      Towing-supply/supply                   77.3        75.4       75.9      76.2      74.5
      Crew/utility                           84.0        91.5       86.3      92.7      88.7
      Offshore tugs                          70.1        67.3       70.5      67.0      70.9
      Other                                  56.0        47.0       51.3      44.7      46.9
      Total                                  76.8%       74.1       76.0      74.3      75.2
    Worldwide fleet:
    ---------------
      Deepwater vessels                      93.1%       86.6       94.5      82.9      96.0
      Towing-supply/supply                   70.7        70.8       72.1      69.7      73.4
      Crew/utility                           86.9        90.7       88.3      91.1      89.6
      Offshore tugs                          58.4        55.0       57.6      53.4      56.9
      Other                                  54.0        42.0       47.6      41.0      41.5
      Total                                  71.4%       69.4       71.9      68.4      72.3
-----------------------------------------------------------------------------------------------

  AVERAGE VESSEL DAY RATES:
  ------------------------
    Domestic-based fleet:
    --------------------
      Deepwater vessels                 $  11,774      11,643     11,768    11,633    11,756
      Towing-supply/supply                  7,042       4,248      7,119     3,969     7,181
      Crew/utility                          2,948       2,197      2,893     2,123     2,838
      Offshore tugs                         7,467       5,927      7,795     6,062     8,160
      Other                                 1,467       1,643      1,456     1,455     1,427
      Total                             $   6,088       4,169      6,271     3,962     6,437
    International-based fleet:
    -------------------------
      Deepwater vessels                 $  10,778       8,954     10,357     8,278     9,936
      Towing-supply/supply                  5,971       4,981      5,874     4,983     5,774
      Crew/utility                          2,479       2,246      2,431     2,242     2,385
      Offshore tugs                         4,682       4,224      4,740     4,017     4,799
      Other                                 1,070       1,318      1,014     1,463       953
      Total                             $   5,346       4,245      5,255     4,209     5,163
    Worldwide fleet:
    ---------------
      Deepwater vessels                 $  10,864       9,827     10,477     9,445    10,091
      Towing-supply/supply                  6,299       4,727      6,287     4,644     6,276
      Crew/utility                          2,640       2,229      2,588     2,201     2,537
      Offshore tugs                         5,541       4,804      5,651     4,664     5,765
      Other                                 1,155       1,357      1,090     1,461     1,007
      Total                             $   5,565       4,220      5,566     4,129     5,568
=============================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2001:

                                                                                             Quarter
                                     Actual Vessel     Quarter Ended     Six Months Ended     Ended
                                       Count At        September 30,       September 30,     June 30,
                                                    -----------------   ------------------  ---------
                                    Sept. 30, 2001    2001      2000      2001      2000      2001
-----------------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
    Deepwater vessels                      2            2          3         2        3            2
    Towing-supply/supply                 103          109        118       111      120          112
    Crew/utility                          35           24         26        24       26           25
    Offshore tugs                         28           29         33        30       33           30
    Other                                  9            9          9         8        9            8
----------------------------------------------------------------------------------------------------
    Total                                177          173        189       175      191          177
----------------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
    Deepwater vessels                     24           23          8        23        7           23
    Towing-supply/supply                 183          189        187       191      187          194
    Crew/utility                          51           52         48        51       48           50
    Offshore tugs                         40           40         38        40       39           40
    Other                                 25           26         33        28       33           29
----------------------------------------------------------------------------------------------------
    Total                                323          330        314       333      314          336
----------------------------------------------------------------------------------------------------
Owned or chartered
    vessels included in
    marine revenues                      500          503        503       508       505         513
Vessels held for sale                     45           34         48        33        50          32
Joint-venture and other                   28           28         34        28        42          28
------------------------------------------------------------------------------------------------------
Total                                    573          565        585       569       597         573
======================================================================================================

The above table includes a new vessel class for the deepwater vessel fleet. Prior year's vessel averages for the deepwater vessel fleet were reported with the towing-supply/supply class; and accordingly, the average number of vessels for the towing-supply/supply class have been restated to exclude the effect of the deepwater vessel fleet.

In September 2001 the company withdrew from active service 20 older little-used vessels, primarily towing-supply/supply vessels, at which time they were removed from the utilization statistics. Nine vessels were withdrawn from the domestic market and 11 were withdrawn from the international market. The company's sale of its interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. resulted in a decrease of five international towing-supply/supply vessels. During the first half of fiscal 2002, the company sold or scrapped 11 vessels.

On September 30, 2001 the company purchased 10 large crewboat vessels which are included in the domestic-based fleet.

During the second quarter of fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service. As a result of the sale, the joint venture vessel count decreased by 24 vessels. During the third quarter of fiscal 2001, the company sold four vessels to its 40%-owned unconsolidated joint venture, Sonatide Marine, Ltd. In addition, throughout fiscal 2001, the company sold or scrapped a total of 37 vessels.

General and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2001 were as follows:


                                                                           Quarter
                                  Quarter Ended        Six Months Ended     Ended
                                   September 30,         September 30,     June 30,
                                -----------------     ----------------   ----------
          (In thousands)         2001        2000       2001      2000       2001
-----------------------------------------------------------------------------------
Personnel                   $   9,930      10,052     19,375     20,142     9,445
Office and property             2,798       2,758      5,526      5,482     2,728
Sales and marketing             1,273       1,079      2,450      2,198     1,177
Professional services           1,656       1,144      2,924      1,994     1,268
Other                           1,340       1,304      2,474      2,461     1,134
-----------------------------------------------------------------------------------
                            $  16,997      16,337     32,749     32,277    15,752
===================================================================================

General and administrative expenses for the quarter and six-month period ended September 30, 2001 were comparable to the same periods in fiscal 2001 and were slightly higher than the previous period.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At September 30, 2001, $140 million of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the six months ended September 30, 2001, net cash from operating activities was $107.1 million as compared to $57.6 million for the six months ended September 2000. Even though earnings were higher for the six months ended September 30, 2001 as compared to the same period in fiscal year 2001, accounts receivable balances were also higher as a result of revenue growth.

Investing activities for the six months ended September 30, 2001 used $210.1 million of cash which included $6.5 million from proceeds from the sale of assets, primarily the sale of the company's interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. Sale proceeds were offset by additions to properties and equipment which was comprised of approximately $8.1 million in capitalized repairs and maintenance and $208.2 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor-handling towing supply vessels and 10 large crewboats. Investing activities for the six months ended September 30, 2000 used $1.8 million of cash which included $42 million of proceeds from the sale of assets, primarily the sale of the company's 40% holding in National Marine Service, that were offset by additions to properties and equipment totaling $43.8 million which were comprised of approximately $6 million in capitalized repairs and maintenance and $36.4 million for the construction of offshore marine vessels and the acquisition of one platform supply vessel. Financing activities for the six months ended September 30, 2001 and 2000 included $16.8 million and $16.7 million, respectively, of cash for quarterly cash dividends of $.15 per share.

On January 10, 2001 the company entered into agreements with three shipyards for the construction of 12 vessels. The new-build program was initiated in order to better service the needs of the company's customers in the deepwater markets of the world. Seven of the vessels to be constructed are large platform supply vessels and five are large anchor-handling towing supply vessels capable of working in most deepwater markets of the world. Four of the platform supply vessels are being constructed at the company's shipyard, Quality Shipyards LLC, while the remaining eight vessels are being constructed at two Far East shipyards. The four vessels being constructed at Quality Shipyards LLC are being built to full Jones Act compliance. As of September 30, 2001, $116.8 million has been expended on these 12 vessels of the total $318 million commitment to the shipyards. Scheduled delivery of the vessels will commence in January 2002 with final delivery of the last vessel expected in January 2003. The company is financing the new-build program from its current cash balances, its projected cash flow and its revolving line of credit. During the current quarter the company borrowed $60 million from its revolving line of credit to help finance the new-build program. The company is capitalizing interest costs incurred on the funds used to construct the new-build vessels. Interest and debt costs incurred net of interest capitalized for the quarter and six-month period ended September 30, 2001 was approximately $160,000 and $360,000, respectively. Interest costs capitalized for the current quarter was approximately $285,000.

In addition to the new-build program discussed above, the company has committed to the construction of three platform supply vessels, one 135-foot crewboat and four 175-foot crewboats for approximately $65 million. Seven of the vessels are being built at U.S. shipyards and one platform supply vessel is being built in Brazil. Scheduled delivery of the three platform supply vessels is expected to commence in October 2002 with final delivery in December 2002. The expected delivery date of the 135-foot crewboat is January 2002. Scheduled delivery of the four 175-foot crewboats is expected to commence in October 2002 with final delivery of the last vessel in October 2003. As of September 30, 2001, $5.3 million has been expended on these vessels.

On September 30, 2001 the company also committed to the construction of four 162-foot crewboats to be delivered from a domestic shipyard in May and August of 2002 and May and September of 2003 for a total of $18.6 million. No amounts have been expended on these vessels as the total purchase price is due upon delivery of the vessels.

CURRENCY FLUCTUATIONS AND INFLATION
-----------------------------------

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars. The company is exposed to possible currency fluctuations related to its commitment to construct three of its new-build platform supply vessels at a Singapore shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $40 million. The company continually monitors the currency exchange risks associated with all contracts in foreign currencies.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

At September 30, 2001 the company had $60 million debt outstanding. The outstanding debt represents unsecured borrowings from the company's revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings will bear interest at market rates, which currently range from 3.34 to 3.41 percent. Monies were borrowed under the revolving credit facility to finance the company's new-build program previously disclosed. Interest expense associated with the borrowings is being capitalized.

The company is exposed to foreign currency fluctuations and exchange risks but attempts to minimize the financial impact of these items by contracting the majority of its services in United States dollars.

The company periodically enters into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities and currency commitments. As of September 30, 2001 the company had no forward currency contracts outstanding.

                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

A. The Annual Meeting of Stockholders of the company was held in New Orleans, Louisiana on July 26, 2001.

B. Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

                                    Nominee or Director
     Name                           Continuing in Office
     ----                           --------------------

     Robert H. Boh                  Director Continuing in Office
     Donald T. Bollinger            Director Continuing in Office
     Arthur R. Carlson              Director Continuing in Office
     Jon C. Madonna                 Director Continuing in Office
     Paul W. Murrill                Nominee
     William C. O'Malley            Director Continuing in Office
     Lester Pollack                 Nominee
     J. Hugh Roff, Jr.              Nominee
     Donald G. Russell              Director Continuing in Office


C. The company's Stockholders voted as follows with respect to the proposals presented at the meeting:

     1. Paul W. Murrill was elected director with 54,032,298 votes cast for and 777,683 votes withheld.

     2. Lester Pollack was elected director with 54,024,940 votes cast for and 785,041 votes withheld.

     3. J. Hugh Roff, Jr. was elected director with 54,034,915 votes cast for and 775,067 votes withheld.

     4. The company's 2001 Stock Incentive Plan was approved with 48,048,529 votes cast for, 6,635,478 votes against, and 125,957 abstentions.

     5. The selection of Ernst & Young LLP as the company's independent accountants for the fiscal year ending March 31, 2002 was ratified with 54,351,079 votes cast for, 407,646 votes against and 51,225 abstentions.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A. At page 21 of this report is the index for those exhibits required to be filed as a part of this report.

B. The company's report on Form 8-K dated August 16, 2001 reported that William C. O'Malley, chairman, president and chief executive officer, issued a Quarterly Report to Shareholders.

C. The company's report on Form 8-K dated September 20, 2001 reported that Tidewater's results for its second quarter ending September 30, 2001 are expected to be lower than many analyst estimates and will likely fall in the range of $.58-$.63 per share.

D. The company's report on Form 8-K dated September 25, 2001 reported that Tidewater has committed up to $100 million to expand its crewboat fleet by 21 vessels by the year 2003.

E. The company's report on Form 8-K dated September 27, 2001 reported that Tidewater elected Richard A. Pattarozzi to it's Board of Directors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TIDEWATER INC.
                             -----------------------------------------------
                             (Registrant)





Date:  October 22, 2001                        /s/ William C. O'Malley
                             -----------------------------------------------
                             William C. O'Malley
                             Chairman of the Board and
                             Chief Executive Officer





Date:  October 22, 2001                        /s/ J. Keith Lousteau
                             -----------------------------------------------
                             J. Keith Lousteau
                             Senior Vice President and
                             Chief Financial Officer





Date:  October 22, 2001                        /s/ Joseph M. Bennett
                             -----------------------------------------------
                             Joseph M. Bennett
                             Vice President and
                             Corporate Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX




Exhibit
Number
------

  10 Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc.

  15     Letter re Unaudited Interim Financial Information