Form 10-Q
period 2001-12-31
TIDEWATER INC
filed 2002-01-30
CIK 98222

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended December 31, 2001
                                                  -----------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From

     ___________________________________ to _________________________________


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

                                           YES      X           NO
                                                 -------

     56,117,116 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 11, 2002. Excluded from the calculation of shares outstanding at January 11, 2002 are 4,426,227 shares held by the Registrant's Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
--------------------------------------------------------------------------------------------------
                                                                  December 31,            March 31,
ASSETS                                                               2001                   2001
--------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                     $       12,042             95,153
   Trade and other receivables                                          180,227            160,677
   Marine operating supplies                                             28,604             28,632
   Other current assets                                                   2,971              4,125
--------------------------------------------------------------------------------------------------
       Total current assets                                             223,844            288,587
--------------------------------------------------------------------------------------------------
Investments in, at equity, and advances to
   unconsolidated companies                                              14,898             16,544
Properties and equipment:
   Vessels and related equipment                                      1,808,806          1,613,604
   Other properties and equipment                                        42,520             42,837
--------------------------------------------------------------------------------------------------
                                                                      1,851,326          1,656,441
   Less accumulated depreciation                                        886,664            884,765
--------------------------------------------------------------------------------------------------
       Net properties and equipment                                     964,662            771,676
--------------------------------------------------------------------------------------------------
Goodwill, net                                                           328,754            328,836
Other assets                                                            106,500             99,849
--------------------------------------------------------------------------------------------------
               Total assets                                      $    1,638,658          1,505,492
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued expenses                                 68,623             68,426
   Accrued property and liability losses                                  9,946              6,825
   Income taxes                                                           5,907              8,336
--------------------------------------------------------------------------------------------------
       Total current liabilities                                         84,476             83,587
--------------------------------------------------------------------------------------------------
Long-term debt                                                           40,000                ---
Deferred income taxes                                                   167,830            155,744
Accrued property and liability losses                                    35,171             38,682
Other liabilities and deferred credits                                   47,119             49,139
Stockholders' equity:
   Common stock of $.10 par value, 125,000,000 shares
       authorized, issued 60,543,343 shares at
       December and 60,543,181 shares at March                            6,054              6,055
   Other stockholders' equity                                         1,258,008          1,172,285
--------------------------------------------------------------------------------------------------
       Total stockholders' equity                                     1,264,062          1,178,340
--------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity        $    1,638,658          1,505,492
==================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------------------
                                                                      Quarter Ended               Nine Months Ended
                                                                       December 31,                  December 31,
                                                                ------------------------       -----------------------
                                                                    2001            2000        2001           2000
----------------------------------------------------------------------------------------------------------------------
Revenues:
   Vessel revenues                                            $   178,616         154,766      550,526        415,713
   Other marine revenues                                            3,212           4,361        9,128         26,435
----------------------------------------------------------------------------------------------------------------------
                                                                  181,828         159,127      559,654        442,148
----------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Vessel operating costs                                          96,565          94,202      290,269        270,457
   Costs of other marine revenues                                   2,012           3,170        5,585         20,479
   Depreciation and amortization                                   19,771          19,926       58,364         58,452
   General and administrative                                      16,600          16,592       49,349         48,869
----------------------------------------------------------------------------------------------------------------------
                                                                  134,948         133,890      403,567        398,257
----------------------------------------------------------------------------------------------------------------------
                                                                   46,880          25,237      156,087         43,891
Other income (expenses):
   Foreign exchange gain (loss)                                       (53)             82       (1,178)            20
   Gain on sales of assets                                            780           2,335        1,021         22,659
   Equity in net earnings of unconsolidated companies               1,585           1,479        4,527          5,514
   Minority interests                                                 (49)            112         (142)           (60)
   Interest and miscellaneous income                                  685           3,933        2,540         12,886
   Interest and other debt costs                                     (237)           (326)        (597)          (650)
----------------------------------------------------------------------------------------------------------------------
                                                                    2,711           7,615        6,171         40,369
----------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                       49,591          32,852      162,258         84,260
Income taxes                                                       16,049          10,513       54,356         27,466
----------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $    33,542          22,339      107,902         56,794
======================================================================================================================

Earnings per common share                                     $       .60             .40         1.93           1.02
======================================================================================================================

Diluted earnings per common share                             $       .60             .40         1.92           1.01
======================================================================================================================

Weighted average common shares outstanding                     56,043,842      55,770,190   56,021,765     55,686,582
Incremental common shares from stock options                      182,053         591,772      321,795        492,317
----------------------------------------------------------------------------------------------------------------------
Adjusted weighted average common shares                        56,225,895      56,361,962   56,343,560     56,178,899
======================================================================================================================

Cash dividends declared per common share                      $       .15             .15          .45            .45
======================================================================================================================

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                Quarter Ended                   Nine Months Ended
                                                                 December 31,                      December 31,
                                                          ------------------------           -----------------------
                                                              2001           2000             2001           2000
--------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities              $     46,654         33,901          153,729         91,481
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sales of assets                              3,549          3,102           10,001         45,128
   Additions to properties and equipment                    (46,101)      (209,340)        (262,917)      (253,147)
   Other                                                        ---         (2,657)             195         (2,680)
--------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                (42,552)      (208,895)        (252,721)      (210,699)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Credit facility borrowings                          $        ---            ---           60,000            ---
   Principal payments on debt                               (20,000)           ---          (20,000)           ---
   Proceeds from issuance of common stock                        82          1,018            1,120          3,281
   Cash dividends                                            (8,417)        (8,378)         (25,238)       (25,093)
   Other                                               $        ---            ---               (1)           ---
--------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in)
          financing activities                              (28,335)        (7,360)          15,881        (21,812)
--------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                     (24,233)      (182,354)         (83,111)      (141,030)
Cash and cash equivalents at beginning of period             36,275        268,234           95,153        226,910
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period             $     12,042         85,880           12,042         85,880
====================================================================================================================
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest                                        $        296            420              892            549
       Income taxes                                    $     27,253          6,696           47,127         15,082
====================================================================================================================

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

(2)  Stockholders' Equity

At December 31, 2001 and March 31, 2001, 4,429,844 and 4,506,962 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company's common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 32.4% and 33.5% for the quarter and nine-month period ended December 31, 2001. The effective tax rate applicable to pre-tax earnings was 32% and 32.6% for the quarter and nine-month period ended December 31, 2000, respectively.

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes a new method of testing goodwill for impairment using a fair-value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets." An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, early adoption is allowed for companies with fiscal years beginning after March 15, 2001 provided the first quarter financial statements have not been previously issued. The company elected to adopt SFAS No. 142 effective April 1, 2001 and, accordingly, no goodwill amortization was recorded during fiscal 2002. The company completed its transitional goodwill impairment test within six months of adopting SFAS No. 142 as required and the test determined there is no goodwill impairment. The transitional impairment test required fair value be tested as of the first day of the company's fiscal year and therefore the fair value of the reporting unit was determined using carrying amounts as of April 1, 2001. The company performed its annual impairment test as of December 31, 2001 and the test determined there is no goodwill impairment. Interim testing will be performed when an event occurs or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill amortization on a pre-tax basis for the quarter and nine-month period ended December 31, 2001 would have been $2.3 million and $6.9 million, respectively, or $.03 per share and $.08 per share after tax, respectively, had the company not adopted SFAS No. 142. For the quarter and nine-month period ended December 31, 2000, pre-tax goodwill amortization amounted to $2.3 million and $6.9 million, respectively, or $.03 per share and $.08 per share after tax, respectively.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any financial statement impact with the adoption of this statement.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                     --------------------------------------



The Board of Directors and Shareholders
Tidewater Inc.


We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 2001, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
January 16, 2002

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2001. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.


                                                                                           Quarter
                                             Quarter Ended           Nine Months Ended      Ended
                                               December 31,            December 31,        Sept 30,
                                          -----------------          ------------------    -------
              (In thousands)                 2001      2000          2001       2000       2001
--------------------------------------------------------------------------------------------------
Revenues:
   Vessel revenues:
       United States                    $  44,328      54,367       172,582    135,677      59,252
       International                      134,288     100,399       377,944    280,036     124,844
--------------------------------------------------------------------------------------------------
                                          178,616     154,766       550,526    415,713     184,096
   Other marine revenues                    3,212       4,361         9,128     26,435       3,167
--------------------------------------------------------------------------------------------------
                                        $ 181,828     159,127       559,654    442,148     187,263
==================================================================================================
Operating costs:
   Vessel operating costs:
       Crew costs                       $  52,205      46,600       155,125    135,951      52,395
       Repair and maintenance              20,386      25,719        65,088     75,797      20,064
       Insurance                            5,350       5,464        16,051     15,151       6,008
       Fuel, lube and supplies              7,479       8,002        23,030     20,825       7,780
       Other                               11,145       8,417        30,975     22,733      10,631
--------------------------------------------------------------------------------------------------
                                           96,565      94,202       290,269    270,457      96,878
   Costs of other marine revenues           2,012       3,170         5,585     20,479       2,041
--------------------------------------------------------------------------------------------------
                                        $  98,577      97,372       295,854    290,936      98,919
==================================================================================================

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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $5.2 million of billings as of December 31, 2001 ($7.0 million of billings as of March 31, 2001), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

For the nine months ended December 31, 2001 domestic results of operations benefited from increases in average day rates; however, current quarter domestic results of operations continued to feel the impact of reduced natural gas drilling activity in the U.S. Gulf of Mexico as a result of lower natural gas prices. Natural gas prices began softening at the end of the first quarter of fiscal 2002 on the news that inventory levels for the resource were increasing. Prices continued to decrease throughout the current fiscal year as warmer than normal weather and economic slowdowns in the U.S. and globally reduced natural gas demands, consequently applying even more downward pressure on gas prices. Exploration and production companies in the U.S. Gulf of Mexico, cautious over the decrease in the commodity prices for natural gas, have eased their capital investments as evidenced by the significant drop in offshore rig fleet utilization rates during the last half of calendar year 2001. Although there is uncertainty in the market, leading energy analysts believe the natural gas market will improve in the latter half of 2002. Vessel demand in the domestic market is is primarily driven by natural gas exploration and production and at present, it is unknown how much further vessel demand will be affected by the current softening in natural gas prices and the state of the global economic environment.

Fiscal 2002 international results of operations continue to benefit from increases in average day rates. International vessel demand is primarily driven by crude oil production, and at present time crude oil commodity prices are at levels high enough to sustain growth. International exploration and production spending is expected to continue to increase which should strengthen international vessel demand.

Marine operating profit and other components of earnings before income taxes for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2001 consist of the following:


                                                                                          Quarter
                                            Quarter Ended           Nine Months Ended      Ended
                                             December 31,             December 31,        Sept 30,
                                            ----------------        ------------------    -------
           (In thousands)                   2001        2000          2001        2000      2001
-------------------------------------------------------------------------------------------------
Vessel activity:
   United States                          $  6,923     10,125        54,784       5,070    19,023
   International                            42,310     18,090       107,476      44,865    34,829
-------------------------------------------------------------------------------------------------
                                            49,233     28,215       162,260      49,935    53,852
Gain on sales of assets                        784      2,335         1,025      22,659       187
Other marine services                        1,085      1,036         3,228       5,572     1,015
-------------------------------------------------------------------------------------------------
Operating profit                            51,102     31,586       166,513      78,166    55,054
-------------------------------------------------------------------------------------------------
Equity in net earnings of
   unconsolidated companies                  1,585      1,479         4,527       5,514     1,443
Interest and other debt costs                 (237)      (326)         (597)       (650)     (160)
Corporate general and administrative        (3,276)    (3,520)       (9,911)    (10,407)   (3,381)
Other income                                   417      3,633         1,726      11,637       573
-------------------------------------------------------------------------------------------------
Earnings from continuing operations
   before income taxes                    $ 49,591     32,852       162,258      84,260    53,529
=================================================================================================

U.S.-based vessel revenues for the quarter ended December 31, 2001 decreased approximately 18.5% from the comparative period in fiscal 2001 primarily due to a 36.6% decrease in utilization rates for the towing-supply/supply vessels, the company's major income producing asset in the domestic market, as a result of the current softness in the domestic market. Average day rates for the towing-supply/supply vessels increased 12.4% for the comparative periods; however, the increase in average day rates was insufficient to mitigate the downward effect that lower vessel utilization had on revenues.

U.S.-based vessel revenues for the nine-month period ended December 31, 2001 increased 27.2% as compared to the same period in fiscal 2001 as a result of higher average day rates. Average day rates increased due to stronger demand for the company's vessels in the U.S. Gulf of Mexico. Average day rates for the towing supply/supply vessels increased by approximately 51.3% for the current nine-month period as compared to the same period in fiscal 2001. Utilization for the towing-supply/supply vessels for the current nine-month period ended December 31, 2001 decreased slightly from the comparative period in fiscal 2001 as a result of the current softness in the domestic market.

U.S.-based operating profit for the quarter ended December 31, 2001 decreased 31.6% from the comparative period in fiscal 2001 primarily due to lower revenues. U.S.-based operating profit increased significantly for the nine-month period ended December 31, 2001 as compared to the same period in fiscal 2001 primarily due to higher vessel revenues and lower repair and maintenance costs. Repair and maintenance costs decreased during the comparative periods as a result of fewer domestic drydockings being performed. The company incurred high repair and maintenance costs for the nine-month period ended December 30, 2000 as a result of an intense drydocking program the company initiated while vessel demand and average day rates in the domestic market were not fully recovered in order to ready its equipment for the expected increase in demand for its vessels when market conditions in the U.S. Gulf of Mexico improved.

Current quarter U.S.-based vessel revenues decreased 25.2% as compared to the previous quarter as a result of lower utilization and average day rates resulting from the current softness in the U.S. Gulf of Mexico natural gas market. As of December 31, 2001, the towing supply/supply vessels operating in the U.S. Gulf of Mexico are experiencing approximately $7,200 average day rates and 30% utilization. U.S.-based operating profit for the current quarter also decrease due to lower revenues.

International-based vessel revenues for the quarter and nine-month period ended December 31, 2001 increased 33.8% and 35.0%, respectively, as compared to the same periods in fiscal 2001 as a result of higher average day rates, utilization and an increase in the number of active vessels in the international-based fleet. Vessel demand in the international markets continues to remain strong as international drilling activity continues to recover from the curtailment in oil industry capital investment as a result of the drop in oil prices that commenced in the fall of 1997. The number of active vessels in the international-based fleet increased due to an aggressive deepwater vessel acquisition program that began during the second quarter of fiscal 2001. Sixteen deepwater vessels have been purchased to date, seven of which are fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. The bareboat charter agreements on four of the seven vessels will expire at various times over the next two years while the bareboat charter agreements on the remaining three vessels will expire at various times over the next two years with the option to extend certain contracts for another two years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that Tidewater has under bareboat contracts, only revenue and depreciation expense is recorded related to the vessels' activity. As Tidewater incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire agreements. For the quarter and nine-month period ended December 31, 2001 and for the quarter ended September 30, 2001, the seven bareboat chartered deepwater vessels experienced 100% utilization for each respective period and average day rates of approximately $6,200, $6,175 and $6,100, respectively.

International-based vessel operating profit for the quarter and nine-month period ended December 31, 2001 increased approximately 134% and 140%, respectively, as compared to the same periods in fiscal 2001 due to an increase in revenues. Revenues increased as a result of an increase in the number of active vessels in the international fleet and also as a result of improved average day rates and utilization.

Current quarter international-based vessel revenues increased 8% as compared to the previous quarter due to higher utilization and average day rates. Current quarter operating profit increased 21.5% as compared to the prior quarter due to higher revenues.

During the second quarter of fiscal 2002, the company withdrew from active service 20 older little-used vessels at which time they were removed from the utilization statistics. Nine vessels were withdrawn from the domestic market and 11 were withdrawn from the international market. Vessels withdrawn from active service are intended to be sold. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only.

Gain on sales of assets for the nine-month period ended December 31, 2001 includes a $1.6 million gain from the sale of the company's interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E., in August 2001 for approximately $3.5 million; a gain of approximately $2.7 million from vessel sales; and a $3.3 million writedown in the carrying values of certain vessels that were withdrawn from active service and held for sale. The writedown is a result of reviewing the recoverability of the carrying values of the vessels that were withdrawn from active service. Gain on sales of assets for the nine-month period ended December 31, 2000 included a $16.8 million gain resulting from the sale of the company's 40% holding in its marine joint venture, National Marine Service.

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

The day based utilization percentages and average day rates tables include a new vessel class category for the deepwater vessel fleet. Included in this class are large platform supply vessels and large, high-horsepowered anchor-handling towing supply vessels that are capable of operating in deepwater markets globally. The deepwater vessel fleet statistics for the prior year were included in the towing-supply/supply vessel class statistics. Accordingly, prior year's towing-supply/supply vessel class statistics have been restated to exclude the effect of the deepwater vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2001:

                                                                                                            Quarter
                                                      Quarter Ended             Nine Months Ended            Ended
                                                      December 31,                 December 31,             Sept 30,
                                                    ----------------            -----------------           --------
                                                    2001        2000            2001         2000             2001
--------------------------------------------------------------------------------------------------------------------
  UTILIZATION:
  -----------
    Domestic-based fleet:
    --------------------
      Deepwater vessels                            100.0%         88.7          100.0          96.1          100.0
      Towing-supply/supply                          40.2          63.4           57.4          60.9           59.3
      Crew/utility                                  84.9          93.0           89.3          89.6           93.2
      Offshore tugs                                 48.8          32.4           43.1          35.5           42.6
      Other                                         57.2          11.2           42.9          21.9           47.7
      Total                                         51.8%         59.9           59.8          59.2           61.1
    International-based fleet:
    -------------------------
      Deepwater vessels                             90.8%         79.0           92.9          77.5           92.5
      Towing-supply/supply                          82.4          80.6           78.0          77.7           77.3
      Crew/utility                                  90.2          95.3           87.6          93.6           84.0
      Offshore tugs                                 75.9          72.8           72.3          68.9           70.1
      Other                                         67.0          49.7           56.2          46.3           56.0
      Total                                         82.3%         78.8           78.1          75.8           76.8
    Worldwide fleet:
    ---------------
      Deepwater vessels                             91.5%         80.5           93.5          81.9           93.1
      Towing-supply/supply                          67.2          74.0           70.5          71.1           70.7
      Crew/utility                                  88.1          94.5           88.2          92.2           86.9
      Offshore tugs                                 64.4          54.2           59.9          53.7           58.4
      Other                                         64.4          41.1           53.0          41.0           54.0
      Total                                         71.5%         71.8           71.7          69.6           71.4
====================================================================================================================

  AVERAGE VESSEL DAY RATES:
  ------------------------
    Domestic-based fleet:
    --------------------
      Deepwater vessels                     $     11,761        11,530         11,765        11,605         11,774
      Towing-supply/supply                         6,631         5,897          7,010         4,632          7,042
      Crew/utility                                 3,089         2,544          2,971         2,265          2,948
      Offshore tugs                                6,131         6,298          7,175         6,135          7,467
      Other                                        1,490         1,434          1,471         1,451          1,467
      Total                                 $      5,255         5,306          5,974         4,410          6,088
    International-based fleet:
    -------------------------
      Deepwater vessels                     $     11,763         8,633         10,832         8,448         10,778
      Towing-supply/supply                         6,140         5,095          5,965         5,022          5,971
      Crew/utility                                 2,622         2,244          2,497         2,242          2,479
      Offshore tugs                                4,566         4,226          4,680         4,089          4,682
      Other                                        1,148         1,362          1,064         1,428          1,070
      Total                                 $      5,496         4,391          5,338         4,272          5,346
    Worldwide fleet:
    ---------------
      Deepwater vessels                     $     11,764         9,148         10,911         9,320         10,864
      Towing-supply/supply                         6,245         5,361          6,274         4,892          6,299
      Crew/utility                                 2,803         2,346          2,666         2,250          2,640
      Offshore tugs                                5,073         4,796          5,446         4,708          5,541
      Other                                        1,227         1,366          1,143         1,430          1,155
      Total                                 $      5,434         4,674          5,522         4,316          5,565
====================================================================================================================

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2001:

                                                                                   Quarter
                                            Quarter Ended      Nine Months Ended    Ended
                                             December 31,         December 31,     Sept 30,
                                           ----------------    -----------------  --------
                                            2001     2000      2001      2000      2001
------------------------------------------------------------------------------------------
Domestic-based fleet:
--------------------
    Deepwater vessels                          2       3         2         3         2
    Towing-supply/supply                     103     117       108       119       109
    Crew/utility                              34      25        28        26        24
    Offshore tugs                             29      32        29        32        29
    Other                                      9       9         8         9         9
------------------------------------------------------------------------------------------
    Total                                    177     186       175       189       173
------------------------------------------------------------------------------------------
International-based fleet:
-------------------------
    Deepwater vessels                         24      13        23         9        23
    Towing-supply/supply                     183     186       189       187       189
    Crew/utility                              52      48        51        48        52
    Offshore tugs                             39      38        40        38        40
    Other                                     25      31        27        32        26
------------------------------------------------------------------------------------------
    Total                                    323     316       330       314       330
------------------------------------------------------------------------------------------
Owned or chartered vessels
     included in marine revenues             500     502       505       503       503
Vessels held for sale                         43      41        36        47        34
Joint-venture and other                       28      27        28        37        28
------------------------------------------------------------------------------------------
Total                                        571     570       569       587       565
==========================================================================================

The above table includes a new vessel class for the deepwater vessel fleet. Prior year's vessel averages for the deepwater vessel fleet were reported with the towing-supply/supply class; and accordingly, the average number of vessels for the towing-supply/supply class have been restated to exclude the effect of the deepwater vessel fleet.

During the second quarter of fiscal 2002, the company withdrew from active service 20 older little-used vessels, primarily towing-supply/supply vessels, at which time they were removed from the utilization statistics. Nine vessels were withdrawn from the domestic market and 11 were withdrawn from the international market. The company's sale of its interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E., resulted in a decrease of five international towing-supply/supply vessels. For the nine months ended December 31, 2001 the company sold or scrapped 22 vessels.

On September 30, 2001 the company purchased 10 large crewboat vessels which are included in the domestic-based fleet.

During the second quarter of fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service. As a result of the sale, the joint venture vessel count decreased by 24 vessels. During the third quarter of fiscal 2001, the company sold four vessels to its 40%-owned unconsolidated joint venture, Sonatide Marine, Ltd. In addition throughout fiscal 2001, the company sold or scrapped a total of 37 vessels.

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2001:

                                                                                                           Quarter
                                                       Quarter Ended          Nine Months Ended             Ended
                                                        December 31,            December 31,               Sept 30,
                                                    --------------------    ---------------------          --------
          (In thousands)                               2001         2000        2001        2000             2001
-------------------------------------------------------------------------------------------------------------------
Personnel                                           $  9,995       9,989       29,370      30,131            9,930
Office and property                                    3,011       2,690        8,537       8,172            2,798
Sales and marketing                                    1,002       1,094        3,452       3,292            1,273
Professional services                                    997       1,126        3,921       3,120            1,656
Other                                                  1,595       1,693        4,069       4,154            1,340
-------------------------------------------------------------------------------------------------------------------
                                                    $ 16,600      16,592       49,349      48,869           16,997
===================================================================================================================

General and administrative expenses for the quarter and nine-month period ended December 31, 2001 were comparable to the same periods in fiscal 2001 and were slightly lower than the previous period.

LIQUIDITY, CAPITAL RESOURCES AND OTHER MATTERS
----------------------------------------------

The company's current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from ongoing operations in combination with available lines of credit provide the company, in management's opinion, with adequate resources to satisfy present financing requirements. At December 31, 2001, $160 million of the company's $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2001, net cash from operating activities was $153.7 million as compared to $91.2 million for the nine months ended December 2000.

     Investing activities for the nine months ended December 31, 2001 used $252.7 million of cash which included $10 million from proceeds from the sale of assets, primarily the sale of the company's interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. Sale proceeds were offset by additions to properties and equipment which was comprised of approximately $12 million in capitalized repairs and maintenance and $249.2 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor-handling towing supply vessels and 10 large crewboats. Investing activities for the nine months ended December 31, 2000 used $210.7 million of cash which included $45.1 million of proceeds from the sale of assets, primarily the sale of the company's 40% holding in National Marine Service, that were offset by additions to properties and equipment totaling $253.1 million which were comprised of approximately $11.1 million in capitalized repairs and maintenance and $240.4 million for the construction of offshore marine vessels and the acquisition of seven large platform supply vessels and four large anchor-handling towing supply vessels. Financing activities for the nine months ended December 31, 2001 and 2000 included $25.2 million and $25.1 million, respectively, of cash for quarterly cash dividends of $.15 per share.

On January 10, 2001 the company entered into agreements with three shipyards for the construction of 12 vessels. The new-build program was initiated in order to better service the needs of the company's customers in the deepwater markets of the world. Seven of the vessels to be constructed are large platform supply vessels and five are large anchor-handling towing supply vessels capable of working in most deepwater markets of the world. Four of the platform supply vessels are being constructed at the company's shipyard, Quality Shipyards LLC, while the remaining eight vessels are being constructed at two Far East shipyards. The four vessels being constructed at Quality Shipyards LLC are being built to full Jones Act compliance. As of December 31, 2001, $150 million has been expended on these 12 vessels of the total $323 million commitment to the shipyards. Scheduled delivery of the vessels will commence in February 2002 with final delivery of the last vessel expected in January 2003. The company is financing the new-build program from its current cash balances, its projected cash flow and its revolving line of credit.

     In addition to the new-build program discussed above, the company has committed to the construction of three platform supply vessels, one 135-foot crewboat, four 165-foot crewboats and four 175-foot crewboats for approximately $84 million. Eleven of the vessels are being built at U.S. shipyards and one platform supply vessel is being built in Brazil. Scheduled delivery of the three platform supply vessels is expected to commence in October 2002 with final delivery in December 2002. The expected delivery date of the 135-foot crewboat is February 2002. Scheduled delivery of the four 165-foot crewboats is expected to commence in May 2002 with final delivery of the last vessel in September 2003. Scheduled delivery of the four 175-foot crewboats is expected to commence in October 2002 with final delivery of the last vessel in October 2003. As of December 31, 2001, $12 million has been expended on these vessels.

Subsequent to December 31, 2001 the company committed to the construction of three platform supply vessels for a total of $40.6 million. A U.S. shipyard will build two of the vessels and a Norwegian shipyard will construct the third vessel. Scheduled delivery of the three vessels is expected to commence in July 2002 with final delivery of the last vessel in April 2003.

The company is capitalizing interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred net of interest capitalized for the quarter and nine-month period ended December 31, 2001 was approximately $237,000 and $597,000, respectively. Interest costs capitalized for the quarter and nine month period ended December 31, 2001 was approximately $423,000 and $708,000, respectively.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

At December 31, 2001 the company had $40 million of debt outstanding. The outstanding debt represents unsecured borrowings from the company's revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings will bear interest at market rates, which currently range from 2.56 to 3.35 percent. Monies were borrowed under the revolving credit facility to finance the company's new-build program previously disclosed. Interest expense associated with the borrowings is being capitalized.

The company is exposed to foreign currency fluctuations and exchange risks but attempts to minimize the financial impact of these items by contracting the majority of its services in United States dollars.

The company periodically enters into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities and currency commitments. As of December 31, 2001 the company had eight forward contracts outstanding totaling $22.3 million that qualified as hedge instruments. The forward contracts were purchased to hedge against any possible foreign exchange exposure the company may experience with its commitment to a Singapore shipyard that is currently constructing three platform supply vessels for delivery between July 2002 and November 2002.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A. At page 20 of this report is the index for those exhibits required to be filed as a part of this report.

B. The company's report on Form 8-K dated October 8, 2001 reported that Dean E. Taylor has been promoted to President of the company and has also been appointed to the Tidewater Board of Directors. It is expected that Mr. Taylor will become Chief Executive Officer in March 2002.

C. The company's report on Form 8-K dated December 6, 2001 reported that Tidewater elected Jeff Platt, head of its South and Central American divisions, and Jim Donnelly, head of its European and African divisions, to the office of Vice President. The company also announced the promotion of Stephen Dick to Executive Vice President in charge of all North American operations.

D. The company's report on Form 8-K dated December 19, 2001 reported that William C. O'Malley, chairman and chief executive officer, issued a Quarterly Report to Shareholders.

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

                             TIDEWATER INC.
                             ---------------------------------------------------
                             (Registrant)





Date:  January 30, 2002                      /s/ William C. O'Malley
                             ---------------------------------------------------
                             William C. O'Malley
                             Chairman of the Board, and
                             Chief Executive Officer


Date:  January 30, 2002                      /s/ J. Keith Lousteau
                             ---------------------------------------------------
                             J. Keith Lousteau
                             Senior Vice President and
                             Chief Financial Officer


Date:  January 30, 2002                      /s/ Joseph M. Bennett
                             ---------------------------------------------------
                             Joseph M. Bennett
                             Vice President and
                             Corporate Controller (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
Number
------

3(a)     Tidewater Inc. Bylaws

10(a) Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan dated September 27, 2001

10(b) Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated September 27, 2001

10(c)    Tidewater Inc. 2001 Stock Incentive Plan dated July 27, 2001

15       Letter re Unaudited Interim Financial Information