Form 10-K
period 2002-03-31
TIDEWATER INC
filed 2002-04-25
CIK 98222

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the Fiscal Year Ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the Transition Period From ____________________ to ____________________.

Commission file number 1-6311

TIDEWATER INC.

(Exact name of registrant as specified in its Charter)

Delaware	72-0487776
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 Poydras Street, New Orleans, Louisiana	70130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code (504) 568-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10	New York Stock Exchange, Pacific Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange, Pacific Stock Exchange

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
Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

As of April 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $2,239,177,461. Excluded from the calculation of market value are 4,349,454 shares held by the Registrant’s grantor stock ownership trust.

56,231,217 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 15, 2002. Excluded from the calculation of shares outstanding at April 15, 2002 are 4,349,454 shares held by the Registrant’s grantor stock ownership trust. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2002 Annual Meeting of Stockholders are incorporated into Part III of this report.

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements set forth in Items 1 and 7 and elsewhere in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company’s actual results of operations. The company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-K.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

PART I

ITEMS 1 and 2. BUSINESS AND PROPERTIES

General

Tidewater Inc. (the “company”), a Delaware corporation, provides offshore supply vessels and marine support services to the offshore energy industry through the operation of the world’s largest fleet of offshore marine service vessels. The company’s worldwide headquarters and principal executive offices are located at 601 Poydras Street, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company was incorporated in 1956. Unless otherwise required by the context, the term “company” as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

With a fleet of over 550 vessels, the company operates (either through its consolidated entities or joint-ventures in which it participates), and has a leading market share, in most of the world’s significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

Recent Developments

For the past two fiscal years the company has been engaged in an aggressive deepwater new-build vessel construction and deepwater vessel acquisition program to facilitate the company’s entrance into the deepwater markets of the world. The company has committed $711 million for the purchase and construction of 32 large deepwater vessels of which 19 vessels have been delivered, crewed and signed into contracts of varied terms. The company initiated a fleet replacement program concurrent with its deepwater vessel program and has committed through March 31, 2002, $71 million for the construction of six supply vessels, which are expected to be delivered to the market beginning in October 2002. In order to avoid potential overcapacity in our markets that could be created through the addition of these vessels, the company has sold and/or scrapped 180 vessels between April 1999 and March 2002.

The company also entered into a crewboat expansion program during fiscal 2002 by acquiring 11 existing crewboats and committing to the construction of 11 additional crewboats of which three were delivered during fiscal 2002. Eighteen of the vessels are large traditional crewboats, with the balance of the program committed to the construction of four, state-of-the-art, fast, crew/supply vessels. The acquisition of these crewboats has allowed the company to meet its customers’ demand for crewboats—a fast-growing segment of the offshore marine service market, and expand the company’s market share in the U.S. Gulf of Mexico. Crewboats typically maintain higher utilization rates and have lower maintenance costs compared to supply vessels. In addition, the crewboat market has fewer competitors as compared to the supply vessel market.

During fiscal 2001, the company sold four vessels to one of its 49%-owned unconsolidated marine joint ventures, Sonatide Marine, Ltd., and sold its 40% holding in another unconsolidated joint venture, National Marine Service. During fiscal 2000 the company acquired six new-build vessels from an industry competitor. The package of vessels included one supply vessel, two offshore tugs and three crewboats.

The company has been financing all of its vessel commitment programs from current cash balances, operating cash flow and its revolving credit facility. At March 31, 2002, the company had 27 vessels under construction with a total capital commitment of $468.3 million, of which the company has already expended $182.5 million. A full discussion of each event including capital commitments and scheduled delivery dates is disclosed in the “Vessel Acquisition and Construction Programs” and “Vessel Dispositions” section of Item 7 and Note 8 of Notes to Consolidated Financial Statements.

Areas of Operation

The company’s fleet is deployed in the major offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. Gulf of Mexico, the North Sea, the Persian Gulf, and areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, Venezuela and West Africa. The company conducts its operations through wholly-owned subsidiaries and joint ventures. Information concerning revenues and operating profit derived from domestic and international marine operations and domestic and international marine identifiable assets for each of the fiscal years ended March 31 are summarized below:

	(in thousands)
	2002	2001	2000
Revenues:
Vessel operations:
United States	$203,648	197,660	140,090
International	511,713	386,271	398,427
Other marine operations	13,668	32,748	36,298

	$729,029	616,679	574,815

Operating profit:
Vessel operations:
United States	$56,128	26,812	(4,694)
International	145,412	65,241	78,888
Other marine operations	4,042	7,137	6,254
Gain on sales of assets	6,380	22,750	19,441

	$211,962	121,940	99,889

Identifiable assets:
United States	$370,836	293,070	267,411
International	1,229,802	1,063,709	881,803

Total marine assets	$1,600,638	1,356,779	1,149,214

Please refer to Item 7 of this report and Note 10 of Notes to Consolidated Financial Statements for further discussion of revenues, operating profit and identifiable assets.

Marine Vessel Fleet

The company’s vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Tables comparing the average size of the company’s marine fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this report. The company discloses its vessel statistical information, such as utilization and average day rates, by vessel class. Listed below are the company’s five vessel classes along with a description of the type of vessels categorized in each class and the services the respective vessels perform.

Deepwater Vessels.    The company’s newest class of vessel is its deepwater vessel class, which is often categorized as North Sea-type vessels. Included in this class are large platform supply vessels and large, high-horsepower (averaging around 15,000 horsepower) anchor handling towing supply vessels. This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate offshore drilling rigs, platforms and other installations. Platform supply vessels, characterized with large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work. The anchor handling towing supply vessels are equipped for and are capable of towing drilling rigs and other marine equipment along with setting anchors for positioning and mooring drilling rigs.

Towing Supply and Supply Vessels.    This is the company’s fleet class that has the largest number of vessels. Included in this class are anchor handling towing supply vessels and supply vessels with average horsepower below 10,000 BHP, and platform supply vessels that are generally less than 220 feet. The respective vessels in this class perform the same functions and services their deepwater vessel class counterparts perform except this class of vessels is chartered to customers for use in the intermediate and shallow water offshore drilling rigs, platforms and other installations.

Crewboats and Utility Vessels.    Crewboats and utility vessels are chartered to customers for use in transporting personnel and small quantities of supplies from shore bases to offshore drilling rigs, platforms and other installations.

Offshore Tugs.    Offshore tugs tow floating drilling rigs; dock tankers; tow barges; assist pipe laying, cable laying and construction barges; and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo.

Other Vessels.    The company’s vessels also include inshore tugs; inshore barges; offshore barges; and production, line-handling and various other special purpose vessels. Inshore tugs, which are operated principally within inland waters, tow drilling rigs to and from their locations, and tow barges carrying equipment and materials for use principally in inland waters for drilling and production operations. Barges are either used in conjunction with company tugs or are chartered to others.

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels. The table below includes the new vessel class category for the deepwater vessel fleet. The deepwater vessel revenues for the prior periods were included in the towing-supply/supply vessel class revenues. Accordingly, the prior fiscal years’ revenue contribution percentages for the towing-supply/supply vessel class have been restated to exclude the revenues of the deepwater vessels for those periods.

	Year Ended March 31,
	2002	2001	2000
Deepwater vessels	13.3%	6.9%	4.0%
Towing-supply/supply	65.0%	70.6%	68.8%
Offshore tugs	9.5%	9.6%	14.1%
Crew/utility	11.0%	11.5%	9.2%
Other	1.2%	1.4%	3.9%

Shipyard Operations

Quality Shipyards, LLC, a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. While the shipyard performs some work for outside customers, the majority of its business relates to the construction, repair and modification of the company’s vessels. On January 10, 2001, the company awarded Quality Shipyards, LLC four contracts for the construction of four large platform supply vessels, the first of which was delivered to the market during the fourth quarter of fiscal 2002. Also, during the fourth quarter of fiscal 2002, Quality Shipyards was awarded two replacement fleet construction contracts, which call for the construction of two 220-foot next generation supply vessels for a total cost of approximately $22.2 million. Scheduled delivery for the two vessels is expected between April and July 2003.

Insurance

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel and business interruption due to political action in countries other than the United States. Any such event may result in a reduction in revenues or increased costs. The company’s vessels are insured for their estimated market value against damage or loss, including war and pollution risks. The company also carries workers’ compensation, maritime employer’s liability, general liability (including third party pollution) and other insurance customary in the industry.

The terrorist attacks on the United States on September 11, 2001 and the United States-led military response to counter terrorism and the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the insurance markets and have significantly increased the political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have caused the premiums charged for our insurance coverage to increase, some dramatically. After the events of September 11, 2001 occurred, the company’s insurance underwriters imposed higher premiums for war risk coverage on the company’s vessels. The company currently maintains war risk coverage on its entire fleet. To date, the company has not experienced any property losses as a result of the political, economic and social instability resulting from the terrorist attacks.

Management believes that the company’s insurance coverage is adequate. The company has not experienced a loss in excess of insurance policy limits; however, there is no assurance that the company’s liability coverage will be adequate to cover all potential claims that may arise nor can the company claim that it will be able to maintain adequate insurance in the future at rates considered reasonable especially with the current level of uncertainty in the market resulting from the terrorist attacks on the United States on September 11, 2001.

Risks of Operating Internationally

The company’s international marine vessel operations are subject to the usual risks inherent in doing business in countries other than the United States. Such risks include changing political conditions, possible vessel seizure, company nationalization or other governmental actions, currency restrictions and revaluations, import/export restrictions and terrorist attacks, all of which are beyond the control of the company. Recently, there has been a higher than usual level of anti-Western hostility and protests in the Middle East and Southeast Asia, where the company has substantial operations. Also, Venezuela recently experienced a military coup and then a counter-revolt, and the political outlook and stability in that country remains uncertain. Although it is impossible to predict the effect of any of these developments on the company, the company believes these risks to be within acceptable limits and, in view of the mobile nature of the company’s principal revenue producing assets, does not consider them to constitute a factor materially adverse to the conduct of its international marine vessel operations as a whole.

Industry Conditions, Competition and Customers

The company’s operations are materially dependent upon the levels of activity in offshore oil and natural gas exploration, development and production throughout the world. Such activity levels are affected by the trends in worldwide crude oil and natural gas prices that are ultimately influenced by the supply and demand relationship for the natural resources. A discussion of current market conditions appears under “General Market Conditions and Results of Operations” in Item 7 of this report.

The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates. Certain customers of the company own and operate vessels to service certain of their offshore activities.

The company’s diverse, mobile asset base and geographic distribution allow it to respond to changes in market conditions and provide a broad range of vessel services to its customers throughout the world. Management believes that the company has a significant competitive advantage because of the size, diversity and geographic distribution of its vessel fleet, the company’s financial condition and economies of scale.

The company’s principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Although one customer accounted for 10% and the five largest customers accounted for approximately 27% of its revenues during the year ended March 31, 2002, the company does not consider its operations dependent on any single customer.

Government Regulations

The company’s vessels are subject to various statutes and regulations governing their operation and maintenance. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company would lose the privilege of engaging in U.S. coastwise trade if more than 25% of the company’s outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to prevent non-U.S. citizens from owning more than 25% of its common stock. In addition, the company’s charter permits the company certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 3.6% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2002.

The company’s vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flag vessels must continue to be operated abroad, and if the company was not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total 555 vessels owned or operated by the company at March 31, 2002, 298 were registered under flags other than the United States and 257 were registered under the U.S. flag.

All of the company’s offshore vessels are subject to international safety and classification standards. U.S. flag towing supply and supply vessels are required to undergo periodic inspections and to be recertified under drydock examination at least twice every five years. Vessels registered under flags other than the United States are subject to similar regulations as governed by the laws of the applicable jurisdictions.

Seasonality

The company’s vessel fleet generally has its highest utilization rates in the warmer temperature months when the weather is more favorable for offshore exploration, development and construction work. However, business volume for the company is more dependent on oil and natural gas prices and the global supply and demand conditions for the company’s services than any seasonal variation.

Environmental Compliance

During the ordinary course of business the company’s operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply in all material respects with these laws and regulations in order to avoid costly accidents and related environmental damage. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment if accidents occur. In addition the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

Employees

As of March 31, 2002, the company had approximately 6,800 employees worldwide. The company considers relations with its employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. For the past few years, the company has been the target of a union organizing campaign for the U.S. Gulf of Mexico employees by maritime labor unions. These union efforts are still ongoing; however, activity has recently abated. If the Gulf employees were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Business Risk Factors

The company operates in a business environment that has many risks. Listed below are some of the most critical risk factors that affect the company and the offshore marine service industry and should be considered when evaluating any forward-looking statement. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations and financial condition and the accuracy of any forward looking statement made in this Form 10-K.

Oil and Gas Prices Are Highly Volatile.    Commodity prices for crude oil and natural gas are highly volatile. Prices are extremely sensitive to the supply/demand relationship for the respective natural resources. High demand for crude oil and natural gas and/or low inventory levels for the resources as well as any perceptions about future supply interruptions can cause commodity prices for crude oil and natural gas to rise, while generally, low demand for natural resources and/or increases in crude oil and natural gas supplies cause commodity prices for the respective natural resources to decrease.

Factors that affect the supply of crude oil and natural gas include but are not limited to the following: the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; political and economic uncertainties; advances in exploration and development technology; worldwide demand for natural resources; and governmental restrictions placed on exploration and production of natural resources.

Changes in the Level of Capital Spending by Our Customers.    The company’s principal customers are major oil and natural gas exploration, development and production companies. The company’s results of operations are highly dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. Low commodity prices have the potential to reduce the amount of crude oil and natural gas that the company’s customers can produce economically. When this market dynamic occurs the company’s customers generally reduce their capital spending budgets for offshore drilling, exploration and development until commodity prices for natural resources increase to levels that can support increases in production and development and sustain growth.

The Offshore Marine Service Industry is Highly Competitive.    The company operates in a highly competitive environment. Competitive factors include price and quality of service by vessel operators and the quality and availability of vessels. Decreases in the level of offshore drilling and development activity by the energy industry can negatively affect the demand for the company’s vessels subsequently applying downward pressure on day rates. Extended periods of low vessel demand and/or low day rates will reduce the company’s revenues. Day rates for marine support vessels also depend on the supply of vessels. Generally, excess marine service capacity puts downward pressure on day rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the company has committed to the construction of several vessels, it has also sold and/or scrapped a significant number of vessels over the last few years. A discussion about the company’s new build and new vessel construction programs appears in Item 7 of this report.

Failure to Attract and Retain Key Management and Technical Personnel.    The company’s success depends upon the continued service of its executive officers and other key management and technical personnel, particularly the company’s area managers and fleet personnel, and our ability to attract, retain, and motivate highly qualified personnel. The loss of the services of a number of the company’s executive officers, area managers, fleet personnel or other key employees, or our ability to recruit replacements for such personnel or to otherwise attract, retain and motivate highly qualified personnel could harm the company. The company currently does not carry key employee life insurance payable to the company with respect to any of its management employees.

Risks Associated with Operating Internationally.    For the fiscal years ended March 31, 2002, 2001 and 2000, 70.2%, 62.6% and 69.3%, respectively, of the company’s total revenues were generated by international operations. The company is vulnerable to the risks associated with operating in foreign countries including political and economic instability, currency fluctuations and revaluations, the ability to recruit and retain management of overseas operations, company nationalization and other government actions, and vessel seizures—all or many of which are beyond the control of the company.

The terrorist attacks on the United States on September 11, 2001 and the United States-led military response to counter terrorism and the continued threat of terrorist activity and other acts of war or hostility have created uncertainty in the financial and insurance markets and may have significantly increased the political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. The attacks and the resulting economic and political uncertainties, including the potential for further terrorist acts, have caused the premiums charged for our insurance coverage to increase, some dramatically. To date, the company has not experienced any property losses or material adverse effects on its results of operations and financial condition as a result of the political, economic and social instability resulting from the terrorist attacks.

In addition to the foregoing general risks associated with its international operations, the company currently bears specific risks associated with its substantial offshore operations in the Middle East, Southeast Asia and Venezuela. Political and social unrest continues to be present throughout many regions of the Middle East and in Indonesia. Much of this turmoil can be traced to regional reaction to the United States military and political response to the terrorist attacks on the United States on September 11, 2001. Although, this reaction has not been as destabilizing as was initially feared, there continues to be a higher than normal level of unrest throughout the region. More recently, the potential for political instability has been exacerbated in the Middle East, including in countries with extensive oil and gas operations, with the escalation of hostilities between Israel and the Palestinians. At this time, it is not possible to assess at what time in the future political and social conditions in this region will return to normal. Although the escalated tensions have not adversely affected the company’s operations in this region, the company, like other American companies engaged in business in the region, could be subject to the interruption of its operations, or other adverse developments, if the situation continues to deteriorate. Also, in early April 2002, Venezuela experienced a military coup of its elected President, which was followed almost immediately by a counter-revolt restoring the elected President to power. The political situation in Venezuela continues to be unstable. To date, the company’s operations in Venezuela have not been affected by this political unrest, although the company believes that the risk of doing business in Venezuela has marginally increased.

ITEM 3.     LEGAL PROCEEDINGS

The company is not a party to any litigation that, in the opinion of management, is likely to have a material adverse effect on the company’s financial position or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

ITEM 4A.     EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Dean E. Taylor	53	Chief Executive Officer since March 2002. President and member of the Board of Directors since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Cliffe F. Laborde	50	Executive Vice President since 2000. Senior Vice President from 1992 to 2000. General Counsel since 1992.

Stephen W. Dick	52	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.

J. Keith Lousteau	54	Senior Vice President and Chief Financial Officer since 2000. Vice President from 1987 to 2000. Treasurer since 1987.

Joseph M. Bennett	46	Vice President and Principal Accounting Officer since 2000. Corporate Controller since 1990.

There are no family relationships between the directors or executive officers of the company. The company’s officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 2002, there were approximately 1,779 record holders of the company’s common stock, based upon the record holder list maintained by the company’s stock transfer agent. The following table sets forth the high and low closing sale prices of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

Fiscal Year	Quarter	High	Low	Dividend
2002	First	$51.230	$37.200	$.15
	Second	39.550	24.130	.15
	Third	35.100	25.010	.15
	Fourth	43.400	30.100	.15

2001	First	$40.125	$26.500	$.15
	Second	48.500	30.125	.15
	Third	49.686	38.063	.15
	Fourth	52.950	39.875	.15

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31
(in thousands, except ratio and per share amounts)

	2002	2001	2000	1999	1998(2)
Revenues:
Vessel revenues	$715,361	583,931	538,517	911,048	1,001,651
Other marine revenues	13,668	32,748	36,298	57,944	58,510

	$729,029	616,679	574,815	968,992	1,060,161

Earnings from continuing operations	$136,159	86,143	76,590	210,719	243,038
Earnings from discontinued operations	—	—	—	—	10,723
Gain on sale of discontinued operations	—	—	—	—	61,738

Net earnings	$136,159	86,143	76,590	210,719	315,499

Per common share(1):
Earnings from continuing operations	$2.41	1.53	1.37	3.68	3.99
Earnings from discontinued operations	—	—	—	—	.18
Gain on sale of discontinued operations	—	—	—	—	1.01

Net earnings	$2.41	1.53	1.37	3.68	5.18

Total assets	$1,669,370	1,505,492	1,432,336	1,394,458	1,492,839

Long-term debt	$54,000	—	—	—	25,000

Working capital	$152,891	205,000	328,856	198,532	114,907

Current ratio	3.07	3.45	5.39	3.41	1.56

Cash dividends declared per common share	$.60	.60	.60	.60	.60

(1)	All per share amounts were computed on a diluted basis.
(2)	In fiscal 1998 the company sold its compression division for $348 million, which resulted in an after-tax gain of $61.7 million, or $1.01 per share.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company provides services and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet that is ultimately dependent upon oil and natural gas prices that, in turn, are determined by the supply/demand relationship for oil and natural gas. The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related disclosures.

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that certain statements set forth in Item 7 and elsewhere in this report, which provide other than historical information and which are forward looking, involve risks and uncertainties that may impact the company’s actual results of operations. The company faces many risks and uncertainties, many of which are beyond the control of the company, including: fluctuations in oil and gas prices; level of fleet additions by competitors; changes in capital spending by customers in the energy industry for exploration, development and production; unsettled political conditions, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws. Other risk factors are discussed elsewhere in this Form 10-K.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The company evaluates its estimates and assumptions including those related to deferred expenses, bad debts, impairment of long-lived assets, goodwill, income taxes, and contingencies on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the particular circumstances. Actual results may differ from these estimates under different assumptions.

Management suggests that the company’s Summary of Significant Accounting Policies, as described in Note 1 of the Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The company believes the critical accounting policies that most impact the company’s consolidated financial statements are described below.

Revenue Recognition. The company earns revenue primarily from the time charter contracts of its vessels based on a rate per day of service basis. The majority of contracts are term contracts whose terms range from three months to two years. The company also provides time charter contracts of its vessels on a “spot” basis. In a term contract, the base rate of hire generally remains constant; however, contracts often include escalating clauses to recover specific costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to one week. Marine vessel revenues are recognized on a daily basis throughout the contract period.

Receivables. In the normal course of business, the company extends credit to its customers on a short-term basis. The company’s principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, the company routinely reviews its accounts receivable balances and makes adequate provisions for probable doubtful accounts.

The company self-insures potential hull damage and personal injury claims that may arise in the normal course of business. The company is exposed to insurance risk related to the company’s contracts with various insurance entities through the use of reinsurance contracts. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The company estimates the reinsurance recoverable amount it expects to receive and also estimates losses for claims that have occurred but have not been reported. The company also monitors its reinsurance recoverable balances regularly for possible reinsurance exposure and makes adequate provisions for probable doubtful reinsurance receivables. It is the company’s opinion that its accounts and reinsurance receivables have no impairment other than that for which provisions have been made.

Goodwill. At March 31, 2002, the company’s goodwill balance represented 20% of total assets and 26% of stockholders’ equity. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L., Ltd., a British company. The company elected to adopt, as of April 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which establishes a new method of testing goodwill for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” An impairment loss would be recorded if the recorded goodwill amount exceeds its implied fair value. As the company adopted SFAS No. 142 as of April 1, 2001, goodwill amortization was ceased at that time.

The company tests goodwill impairment annually at a reporting unit level, as required, using carrying amounts as of December 31. The company considers its reporting units to be its domestic and international operations. The implied fair value of the reporting unit is determined by discounting the projected future operating cash flows for the remaining average useful life of the assets within the reporting units by the company’s related cost of capital. Impairment is deemed to exist if the implied fair value of the reporting unit is less than recorded goodwill for the reporting unit, and in such case, an impairment loss would be recognized equal to the excess. There are many assumptions and estimates underlying the determination of the implied fair value of each reporting unit, such as, utilization and average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

The company performed its annual impairment test as of December 31, 2001, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include significant adverse industry or economic changes, unanticipated competition that has the potential to dramatically reduce the company’s earning potential, legal issues, or the loss of key personnel. Goodwill amortization on a pre-tax basis for the year ended March 31, 2002 would have been $9.1 million, or $.11 per share after tax, had the company not adopted SFAS No. 142. For both fiscal years ended March 31, 2001 and 2000, pre-tax goodwill amortization amounted to $9.2 million, or $.11 per share after tax.

For the fiscal years 2001 and 2000, the company amortized goodwill as previously required by APB Opinion No. 17, “Intangible Assets.” For the fiscal years 2001 and 2000, the company had goodwill, net of accumulated amortization, which represented 22% and 24%, respectively, of total assets, and 28% and 30%, respectively, of stockholders’ equity. The goodwill amount was amortized over 40 years. The company considered many factors in assigning such amortization period including the projected future cash flows of the acquired business and the effects of obsolescence, demand, competition and other economic factors that may reduce a useful life. Management periodically evaluated whether subsequent events or circumstances had occurred that indicated the remaining useful life of goodwill may warrant revision or that the remaining goodwill balance may not have been recoverable. If an evaluation were necessary, projected undiscounted future operating cash flows of the net assets acquired would have been compared to the carrying amount in order to determine if impairment existed. If goodwill was considered to be impaired, the impairment that would have been recognized was measured based upon projected discounted future operating cash flows using the company’s average cost of funds for the discount rate. For fiscal 2001 and 2000, management determined that there was no persuasive evidence that any material portion of goodwill dissipated over a shorter period than the amortization period used.

Impairment of Long-Lived Assets. The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if a write-down may be required. The company estimates cash flow based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the long-lived asset is reduced to the estimated fair value of the asset, based upon its estimated future discounted cash flows. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Income Taxes. The company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for tax and accounting purposes. The company is periodically audited by taxing authorities in the United States and by the respective tax agencies in the countries in which we operate internationally. The tax audits generally include questions regarding the calculation of taxable income. Audit adjustments affecting permanent differences could have an impact on the company’s effective tax rate.

The carrying value of the company’s net deferred tax assets assumes that the company will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, the company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Vessel Acquisition and Construction Programs

On January 10, 2001, the company entered into agreements with three shipyards for the construction of seven large platform supply and five large anchor handling towing supply vessels. All of these vessels are capable of working in most deepwater markets of the world. The total estimated cost for the vessels is approximately $346.1 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The new-build program was initiated in order to better service the needs of the company’s customers in the deepwater markets of the world. Four of the platform supply vessels contracts were awarded to the company’s shipyard, Quality Shipyards, LLC, while the remaining eight vessels are being built at two Far East shipyards. All four platform supply vessels constructed at Quality Shipyards, LLC will be built to full Jones Act compliance.

Eleven of the 12 vessels under contract have not yet been delivered. Quality Shipyards, LLC has completed the construction of one large platform supply vessel for an approximate cost of $28.5 million. The vessel was delivered to the market during the fourth quarter of fiscal 2002. Scheduled delivery for the 11 remaining vessels is expected to begin in July 2002 with final delivery of the last vessel in September 2003.

As of March 31, 2002, $161.4 million has been expended on the remaining 11 vessels of the total estimated $317.6 million of commitments.

During fiscal 2002 the company also committed to the construction of two large, North Sea-type platform supply vessels and six 220-foot next generation supply vessels for approximately $105.1 million. One of the large platform supply vessels is being built in Norway and one in Brazil, and both are designed and equipped for deepwater work. The company’s shipyard, Quality Shipyard, LLC, will construct two of the 220-foot platform supply vessels while a different U.S. shipyard will construct the remaining four. The six vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, these vessels are being constructed in order to replace older supply vessels. Scheduled delivery of the eight vessels is expected to commence in July 2002 with final delivery in July 2003. As of March 31, 2002, $19.5 million has been expended on these vessels.

In fiscal 2002 the company took delivery of three large platform supply vessels built in Norway for a total cost of $46.6 million. During the first quarter of fiscal 2002 the company finalized the cash purchase of two anchor handling towing supply vessels for $48 million. The three large platform supply vessels and two anchor handling towing supply vessels are specifically designed and equipped for deepwater work.

During the second quarter of fiscal 2002, the company announced that it was expanding its crewboat fleet. The company purchased 10 existing crewboats and assumed four new-build contracts from Crewboats, Inc., a privately held, leading independent provider of crewboat services in the Gulf of Mexico, for approximately $59.8 million. The scheduled delivery dates for the four crewboats is expected to commence in May 2002 with final delivery in September 2003. No amounts have been expended on the four crewboats of the total $20.1 million commitment, as the individual vessels’ purchase prices are due upon delivery of the respective vessels.

In addition, during the second quarter of fiscal 2002, the company committed $25.5 million to the construction of four, 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The four crewboats are being constructed at a U.S. shipyard and scheduled delivery of the four crewboats is expected to commence in November 2002, with final delivery in October 2003. As of March 31, 2002, $1.6 million has been expended on these vessels. Throughout fiscal 2002 the company constructed and took delivery of four large traditional crewboats that were built at U.S. shipyards for approximately $14.2 million.

The table below summarizes the number of company vessels that have been added to its fleet during fiscal 2002 by vessel class and vessel type:

Vessel class and type	Number of vessels
Deepwater vessels:
Anchor handling towing supply	2
Platform supply vessels	4
Crew/utility:
Crewboats	14

Total number of company vessels added to its fleet during fiscal 2002	20

The table below summarizes the various vessel commitments by vessel class and type as of March 31, 2002:

Vessel class and type	Number of vessels	Scheduled delivery dates
Deepwater vessels:
Anchor handling towing supply	5	January 2003 through September 2003
Platform supply vessels	8	July 2002 through January 2003
Towing-supply/supply:
Platform supply vessels	6	October 2002 through July 2003
Crew/utility:
Crewboats—162-foot	4	May 2002 through September 2003
Crewboats—175-foot	4	November 2002 through October 2003

Total number of vessels to be added to the fleet	27

The company has been financing all the vessel commitment programs from its current cash balances, its operating cash flow and its revolving credit facility. Of the total $468.3 million of capital commitments the company has expended $182.5 million as of March 31, 2002.

On November 21, 2000 the company purchased eight vessels from The Sanko Steamship Co., Ltd. for $160 million in cash. Four of the vessels are large anchor handling towing supply vessels and four are large North Sea-type platform supply vessels. In addition, throughout fiscal 2001, the company purchased three large platform supply vessels for approximately $53.8 million.

During fiscal 2000, the company acquired six new-build vessels, which included one supply vessel, two offshore tugs and three crew boats, for an aggregate cash payment of approximately $22 million from an industry competitor. All six vessels were delivered to the market during fiscal 2000. Also during fiscal 2000, the company purchased two large, platform supply vessels for approximately $22.7 million – both vessels are specifically designed and equipped for deepwater work.

Vessel Dispositions

During the second quarter of fiscal 2002 the company sold its 49% holding in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E., for approximately $3.5 million, resulting in a $1.6 million gain. As a result of the sale, the international towing-supply/supply vessel count decreased by five vessels.

During the third quarter of fiscal 2001 the company sold four vessels (two offshore tugs and two crewboats) to one of its 49%-owned unconsolidated joint ventures for $17 million, of which $9 million was financed by the company. The transaction resulted in a gain on asset sale of $1 million. During the second quarter of fiscal 2001 the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service (NMS), for approximately $31 million, resulting in a $16.8 million gain. The after-tax effect of the gain on the sale was $10.9 million, or $.19 per share. As a result of the sale, the joint venture vessel count decreased by 24 vessels.

In order to avoid potential overcapacity in our markets that could be created through the addition of the new vessels discussed in the “Vessel Acquisition and Construction Programs” section above, the company has sold and/or scrapped 180 vessels between April 1999 and March 2002. The mix of vessels disposed of includes 66 towing-supply/supply vessels, 35 crew/utility vessels, 32 offshore tugs, 27 safety/standby vessels and 20 other vessels, primarily barges. Included in the vessel disposition count are the NMS and Maritide vessels discussed above.

General Market Conditions and Results of Operations

Fiscal 2002 results of operations surpassed those achieved in fiscal 2001 due to strengthened world crude oil commodity prices. Throughout fiscal 2002, OPEC adjusted crude oil production levels and successfully negotiated with several non-OPEC oil producing countries to adjust their respective production levels in order to help stabilize and maintain crude oil commodity prices at levels that would sustain growth. The higher crude oil prices resulted in international offshore drilling, exploration and production companies increasing their capital spending budgets. International vessel demand, which is primarily driven by crude oil production, increased throughout fiscal 2002 as a result of the improved international market conditions and is expected to remain solid during fiscal 2003. Domestic vessel demand, which is primarily driven by natural gas production, declined steadily throughout fiscal 2002 as exploration and production companies operating in the U.S. Gulf of Mexico reduced their capital investments in the Gulf. The high offshore rig fleet utilization rates achieved during fiscal 2001 began to steadily decrease during the second quarter of fiscal 2002 and continued to decrease throughout the remainder of fiscal 2002 on the news that inventory levels for natural gas were increasing as a result of unseasonably moderate weather and economic slowdowns in the United States and globally. It is unknown how much further domestic-based vessel demand will be affected by the downward trend in offshore drilling and exploration in the U.S. Gulf of Mexico. The company’s depressed vessel utilization rates in the U.S. Gulf of Mexico are the lowest that the company has experienced in well over a decade.

International-based vessel revenues increased 32% as compared to fiscal 2001 due to higher average day rates, utilization, and an increase in the number of active vessels in the international-based fleet. The number of active vessels in the international fleet increased as a result of an aggressive deepwater vessel acquisition and construction program that began during fiscal 2001. Seventeen deepwater vessels have been added to the company’s fleet since the beginning of fiscal 2001, seven of which are fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. The bareboat charter agreements on four of the seven vessels will expire at various times over the next two years while the bareboat charter agreements on the remaining three vessels will expire at various times over the next two years with the option to extend certain contracts for another two years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that Tidewater has under bareboat contracts, only revenue and depreciation expense is recorded related to the vessels’ activity. As Tidewater incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire agreements. For both fiscal years ended March 31, 2002 and 2001 the seven bareboat chartered deepwater vessels experienced 100% utilization and average day rates of $6,150. The international-based deepwater vessel fleet, excluding the bareboat chartered vessels discussed above, experienced approximately 89% utilization and average day rates of approximately $13,300 for the year ended March 31, 2002.

Domestic-based vessel revenues increased slightly as compared to fiscal 2001 as a result of higher average day rates. Average day rates increased due to strong demand for the company’s vessels in the U.S. Gulf of Mexico during the first quarter of fiscal 2002 that continued from fiscal 2001. However, during the second quarter of fiscal 2002, vessel demand began to decrease and continued to decrease throughout the remainder of the fiscal year as offshore drilling and exploration in the U.S. Gulf of Mexico waned. The company was able to achieve solid average day rates throughout fiscal 2002, although it did experience deterioration in vessel utilization throughout fiscal 2002. At March 31, 2002, the towing-supply/supply vessels, the company’s largest major income producing asset in the U.S. Gulf of Mexico, experienced approximately 25% utilization and average day rates of approximately $6,500.

Fiscal 2001 results of operations improved as compared to fiscal 2000 because of a stronger energy sector. Oil and natural gas commodity prices appreciated significantly between calendar year 1999 and the first quarter of 2001. The strong price of oil and natural gas combined with severely tight inventory levels for both crude oil and natural gas increased the demand for working drilling rigs and services in the U.S. Gulf of Mexico and globally. Strong worldwide demand for natural resources prompted the oil and gas exploration and production companies to increase their capital spending budgets in order to take advantage of improving industry conditions. U.S.-based vessel demand increased throughout fiscal 2001 as market conditions and drilling rig utilization rates increased in the U.S. Gulf of Mexico. International drilling expenditures did not increase as significantly as in the U.S. Gulf of Mexico. International drilling activity began increasing in the latter half of calendar year 2000 and continued to increase gradually throughout 2001. Fiscal 2001 witnessed worldwide offshore drilling rig utilization rates increase to levels not seen since the latter part of calendar year 1998.

Fiscal 2001 U.S.-based vessel revenues increased approximately 41% as compared to fiscal 2000 due to higher utilization and average day rates. Improved market conditions and vessel demand in the U.S. Gulf of Mexico helped to increase the average day rates for the U.S.-based towing-supply/supply vessels, the company’s major income producing asset. At March 31, 2001, the towing-supply/supply vessels operating in the U.S. Gulf of Mexico experienced approximately 69% utilization and average day rates of approximately $6,990 per day.

Fiscal 2001 international-based vessel revenues decreased approximately 3% as compared to fiscal 2000 due to a decrease in the number of active vessels in the international-based fleet. International average day rates for the years ended March 31, 2001 and 2000 were basically unchanged. The number of active vessels in the international fleet decreased because the company sold its safety/standby fleet in July 1999, as it did not conform to the company’s long-range strategies. After removing the revenue effect of the safety/standby fleet, fiscal 2001 revenues were comparable to fiscal 2000. International-based vessel utilization rates increased slightly during the comparative periods, but primarily as a result of withdrawing several older, little-used vessels from active service during the latter part of fiscal 2000 at which time they were removed from the utilization statistics. At March 31, 2001, the vessels operating in the international areas experienced approximately 74% utilization and average day rates of approximately $4,930.

Fiscal 2000 results of operations reflect the continued impact of the curtailment in capital spending in the oil industry as a result of the drop in oil prices that commenced in the fall of 1997. Although oil prices had increased substantially throughout fiscal 2000, the capital spending levels of oil and gas exploration and production companies continued to be below 1997 levels. The oil industry downturn affected the U.S. Gulf of Mexico vessel market most sharply as the duration of vessel contracts in this region normally range from one to three months. Further depressing the market was the delivery of a number of newly constructed supply vessels to various industry competitors which negatively affected the supply and demand balance for supply vessels in the Gulf of Mexico and some international markets, thereby putting continued downward pressure on vessel utilization and day rates. U.S.-based vessel activity stabilized during the early part of fiscal 2000 and recovered gradually throughout the remainder of fiscal 2000. Fiscal 2000 international activity was not as dramatically affected by the downturn in the oil industry due primarily to the longer-term nature of international vessel contracts. International-based vessel demand, which weakened sharply during the fourth quarter of fiscal 1999 and declined throughout the first and second quarter of fiscal 2000, stabilized during the third quarter of fiscal 2000. At March 31, 2000, the towing-supply/supply vessels operating in the U.S. Gulf of Mexico experienced approximately 54% utilization and average day rates of approximately $3,660 per day. At March 31, 2000, the international-based vessels fleet experienced 76% utilization and average day rates of approximately $4,425 per day.

The company withdraws from active service older, little-used vessels at which time the vessels are removed from the utilization statistics. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only. During the second quarter of fiscal 2002, the company withdrew 20 vessels, primarily towing supply/supply vessels, from active service. Eight vessels were withdrawn from active service during fiscal 2001. During fiscal 2000, the company withdrew 49 vessels, the majority of which were withdrawn from service during the latter half of the fiscal year. Thirty-two of the vessels withdrawn from service during fiscal 2000 were towing-supply/supply vessels, 11 were crewboats and six were barges. Vessels that are withdrawn from active service are intended to be sold. The company continues to dispose of its older vessels out of the active fleet and the withdrawn fleet that are not marketable due to obsolescence or are economically prohibitive to operate due to high repair costs.

Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel’s age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expenses and depreciation expense) for the company’s vessel fleet for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

(in thousands)	2002	2001	2000
Revenues (A):
Vessel revenues:
United States	$203,648	197,660	140,090
International	511,713	386,271	398,427

	715,361	583,931	538,517
Other marine revenues	13,668	32,748	36,298

Total revenues	$729,029	616,679	574,815

Operating costs:
Vessel operating costs:
Crew costs	$204,081	183,502	189,202
Repair and maintenance	83,863	100,087	66,709
Insurance	21,094	20,035	18,626
Fuel, lube and supplies	31,712	29,140	24,462
Other	42,184	31,420	31,536

	382,934	364,184	330,535
Costs of other marine revenues	9,174	25,096	29,446

Total operating costs	$392,108	389,280	359,981

(A)	For fiscal 2002, 2001 and 2000, one customer accounted for 10%, 11% and 12%, respectively, of revenues.

Marine operating profit and other components of earnings before income taxes for the years ended March 31 consists of the following:

(In thousands)	2002	2001	2000
Vessel activity:
United States	$56,128	26,812	(4,694)
International	145,412	65,241	78,888

	201,540	92,053	74,194
Gain on sales of assets	6,380	22,750	19,441
Other marine services	4,042	7,137	6,254

Operating profit	211,962	121,940	99,889

Other income	6,313	19,701	17,117
Corporate expenses	(12,691)	(13,026)	(11,012)
Interest and other debt costs	(833)	(1,195)	(714)

Earnings before income taxes	$204,751	127,420	105,280

        Operating profit for fiscal 2002 increased 74% as compared to fiscal 2001 as a result of increases in vessel revenues. Crew costs increased during fiscal 2002 as a result of better market conditions and additional vessels in the international areas of operations. Repair and maintenance costs decreased from the fiscal 2001 level as fiscal 2001 included an unusually high number of drydocks as explained in detail below. Included in fiscal 2002’s gain on sales of assets is a $1.6 million gain from the sale of the company’s 49% holding in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E., for approximately $3.5 million and a $3.3 million writedown in the carrying values of certain vessels that were withdrawn from active service and held for sale. The writedown is a result of reviewing the recoverability of the carrying values of the vessels that were withdrawn from active service. Fiscal 2002 other income decreased as compared to fiscal 2001 because the company had less excess cash invested in short-term, interest-bearing securities than the previous fiscal year as a result of the use of the funds for vessel acquisition and new-build programs.

        Operating profit for fiscal 2001 increased 22% as compared to fiscal 2000 as a result of increases in vessel revenues partially offset by higher repair and maintenance costs. Repair and maintenance costs increased as a result of costs incurred from an intense drydocking program the company initiated during the first quarter of fiscal 2001 and continued during the second and third quarters of fiscal 2001 in order to ready equipment for an expected improvement in demand for its vessels. The company initiated this drydocking program while vessel demand and average day rates had not fully recovered, thus sacrificing higher profitability in anticipation of higher average day rates and vessel demand when market conditions improved. Gains on sales of assets increased primarily as a result of the sale of the company’s 40% holding in its unconsolidated marine joint venture, National Marine Service, for approximately $31 million resulting in a $16.8 million gain.

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $4.9 million of billings as of March 31, 2002, $7.0 million of billings as of March 31, 2001 and $10.7 million of billings as of March 31, 2000 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been reduced. The reduction in the balance of deferred billings over the last three fiscal years is a result of increased cash collections and a reduction in the level of operating activity with the customer.

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

The day-based utilization percentages and average day rates tables include a new vessel class category for the deepwater vessel fleet. Included in this class are large platform supply vessels and large, high-horsepowered anchor handling towing supply vessels that are capable of operating in deepwater markets globally. The deepwater vessel fleet statistics for the prior years were included in the towing-supply/supply vessel class statistics. Accordingly, the prior two fiscal years’ towing-supply/supply vessel class statistics have been restated to exclude the effect of the deepwater vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

UTILIZATION:
Fiscal Year 2002	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	100.0%	100.0	100.0	100.0	100.0
Towing-supply/supply	71.5	59.3	40.2	27.8	50.4
Crew/utility	91.4	93.2	84.9	70.3	84.0
Offshore tugs	38.1	42.6	48.8	31.1	40.2
Other	22.0	47.7	57.2	57.4	43.5
Total	66.7%	61.1	51.8	37.9	54.6
International-based fleet:
Deepwater vessels	95.6%	92.5	90.8	89.2	92.0
Towing-supply/supply	74.5	77.3	82.4	81.3	78.8
Crew/utility	88.7	84.0	90.2	86.0	87.2
Offshore tugs	70.9	70.1	75.9	70.4	71.8
Other	46.9	56.0	67.0	67.1	58.7
Total	75.2%	76.8	82.3	80.3	78.6
Worldwide fleet:
Deepwater vessels	96.0%	93.1	91.5	90.0	92.6
Towing-supply/supply	73.4	70.7	67.2	62.4	68.6
Crew/utility	89.6	86.9	88.1	79.9	86.1
Offshore tugs	56.9	58.4	64.4	53.5	58.3
Other	41.5	54.0	64.4	66.7	55.7
Total	72.3%	71.4	71.5	65.9	70.3

Fiscal Year 2001	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	98.5%	100.0	88.7	98.9	96.7
Towing-supply/supply	56.1	63.3	63.4	68.1	62.7
Crew/utility	86.9	89.2	93.0	87.5	89.1
Offshore tugs	33.5	40.6	32.4	37.1	35.9
Other	30.7	23.9	11.2	27.2	23.2
Total	56.0%	61.7	59.9	63.7	60.3
International-based fleet:
Deepwater vessels	70.3%	81.4	79.0	93.8	84.1
Towing-supply/supply	76.9	75.4	80.6	76.6	77.4
Crew/utility	93.9	91.5	95.3	88.5	92.3
Offshore tugs	66.8	67.3	72.8	64.5	67.8
Other	42.4	47.0	49.7	41.1	45.1
Total	74.5%	74.1	78.8	74.8	75.5
Worldwide fleet:
Deepwater vessels	78.8%	86.6	80.5	94.3	86.4
Towing-supply/supply	68.7	70.8	74.0	73.5	71.7
Crew/utility	91.5	90.7	94.5	88.2	91.2
Offshore tugs	51.9	55.0	54.2	52.2	53.3
Other	39.9	42.0	41.1	37.8	40.3
Total	67.5%	69.4	71.8	70.8	69.9

Fiscal Year 2000	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	100.0%	100.0	91.2	95.1	95.3
Towing-supply/supply	46.8%	51.9	58.3	55.5	53.0
Crew/utility	77.3	74.1	77.1	80.0	77.1
Offshore tugs	38.9	46.8	42.8	35.6	41.2
Other	46.6	76.8	44.7	35.5	50.8
Total	49.4%	55.2	57.8	55.1	54.3
International-based fleet:
Deepwater vessels	88.7%	81.2	78.3	90.3	84.6
Towing-supply/supply	71.4	66.5	73.9	75.5	71.6
Crew/utility	89.2	90.4	83.3	93.7	89.1
Offshore tugs	65.4	51.2	66.3	76.6	64.8
Other	63.1	48.3	48.5	43.7	52.9
Total	72.0%	66.3	71.9	75.6	71.3
Worldwide fleet:
Deepwater vessels	90.1%	83.6	81.0	91.6	86.6
Towing-supply/supply	62.0	61.0	67.8	67.7	64.4
Crew/utility	85.2	84.9	81.2	89.0	85.0
Offshore tugs	54.1	49.4	56.3	59.1	54.9
Other	60.7	54.4	47.7	41.9	52.5
Total	64.1%	62.3	66.6	67.9	65.1

AVERAGE DAY RATES:

Fiscal Year 2002	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$11,756	11,774	11,761	12,164	11,864
Towing-supply/supply	7,181	7,042	6,631	6,552	6,951
Crew/utility	2,838	2,948	3,089	2,885	2,951
Offshore tugs	8,160	7,467	6,131	7,625	7,259
Other	1,427	1,467	1,490	1,822	1,490
Total	$6,437	6,088	5,255	5,491	5,895
International-based fleet:
Deepwater vessels	$9,936	10,778	11,763	11,408	10,975
Towing-supply/supply	5,774	5,971	6,140	6,447	6,085
Crew/utility	2,385	2,479	2,622	2,757	2,561
Offshore tugs	4,799	4,682	4,566	4,502	4,639
Other	953	1,070	1,148	1,558	1,195
Total	$5,163	5,346	5,496	5,709	5,430
Worldwide fleet:
Deepwater vessels	$10,091	10,864	11,764	11,472	11,050
Towing-supply/supply	6,276	6,299	6,245	6,464	6,316
Crew/utility	2,537	2,640	2,803	2,800	2,699
Offshore tugs	5,765	5,541	5,073	5,285	5,410
Other	1,007	1,155	1,227	1,566	1,242
Total	$5,568	5,565	5,434	5,667	5,555

Fiscal Year 2001	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$11,622	11,643	11,530	11,760	11,634
Towing-supply/supply	3,659	4,248	5,897	6,717	5,172
Crew/utility	2,046	2,197	2,544	2,724	2,373
Offshore tugs	6,235	5,927	6,298	6,902	6,325
Other	1,305	1,643	1,434	2,071	1,630
Total	$3,735	4,169	5,306	5,967	4,803
International-based fleet:
Deepwater vessels	$7,413	8,954	8,633	8,270	8,366
Towing-supply/supply	4,985	4,981	5,095	5,482	5,137
Crew/utility	2,237	2,246	2,244	2,334	2,264
Offshore tugs	3,814	4,224	4,226	4,662	4,223
Other	1,624	1,318	1,362	974	1,335
Total	$4,173	4,245	4,391	4,841	4,415
Worldwide fleet:
Deepwater vessels	$8,992	9,827	9,148	8,619	9,040
Towing-supply/supply	4,558	4,727	5,361	5,908	5,149
Crew/utility	2,173	2,229	2,346	2,467	2,301
Offshore tugs	4,516	4,804	4,796	5,378	4,867
Other	1,572	1,357	1,366	1,163	1,373
Total	$4,035	4,220	4,674	5,202	4,539

Fiscal Year 2002	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$11,826	11,826	11,321	11,351	11,515
Towing-supply/supply	3,601	3,359	3,469	3,741	3,540
Crew/utility	1,806	1,790	1,871	2,014	1,872
Offshore tugs	6,028	5,922	5,751	5,733	5,868
Other	1,345	1,250	1,188	1,331	1,273
Total	$3,572	3,427	3,512	3,732	3,558
International-based fleet:
Deepwater vessels	$7,989	6,727	6,144	6,961	6,983
Towing-supply/supply	5,604	5,474	5,153	5,200	5,359
Crew/utility	2,250	2,172	2,188	2,290	2,226
Offshore tugs	4,048	3,818	3,827	4,009	3,969
Other	3,822	1,383	1,358	1,604	2,501
Total	$4,676	4,401	4,247	4,334	4,423
Worldwide fleet:
Deepwater vessels	$8,521	7,490	7,363	8,235	7,929
Towing-supply/supply	5,028	4,794	4,589	4,732	4,781
Crew/utility	2,114	2,059	2,084	2,204	2,116
Offshore tugs	4,652	4,638	4,456	4,452	4,566
Other	3,544	1,343	1,322	1,553	2,271
Total	$4,377	4,088	4,009	4,151	4,160

The average age of the company’s owned or chartered vessel fleet is approximately 20 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2002 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2002	2002	2001	2000
Domestic-based fleet:
Deepwater vessels	2	2	2	2
Towing-supply/supply	101	106	118	126
Crew/utility	32	29	26	26
Offshore tugs	28	29	32	35
Other	—	7	9	9

Total	163	173	187	198

International-based fleet:
Deepwater vessels	25	24	12	7
Towing-supply/supply	185	188	188	202
Crew/utility	54	51	48	50
Offshore tugs	38	39	38	48
Other	25	26	31	38

Total	327	328	317	345

Owned or chartered vessels included in marine revenues	490	501	504	543
Vessels withdrawn from active service	37	37	44	54
Joint-venture and other	28	28	35	45

Total	555	566	583	642

The above table includes a new vessel class for the deepwater vessel fleet. The prior two fiscal years’ vessel averages for the deepwater vessel fleet were reported with the towing-supply/supply class; and accordingly, the average number of vessels for the towing-supply/supply class has been restated to exclude the effect of the deepwater vessel fleet.

Included in the domestic-based crew/utility vessel count for fiscal 2002 are 10 crewboat vessels purchased in September 2001 from Crewboats, Inc. Three of the four large, traditional crewboats that the company constructed and took delivery of at various times throughout fiscal 2002 are included in the international-based crew/utility vessel count.

During fiscal 2002, the company took delivery of four large platform supply vessels and finalized the purchase of two anchor handling towing supply vessels. During fiscal 2001, the company purchased four anchor handling towing supply vessels and four large platform supply vessels from the Sanko Steamship Co., Ltd. and also purchased an additional three large platform supply vessels.

During the second quarter of fiscal 2002, the company sold its 49% holding in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. As a result of the sale, the international towing-supply/supply vessel count decreased by five vessels. During the second quarter of fiscal 2002, the company withdrew from active service 20 older, little-used vessels, primarily towing-supply/supply vessels. Nine vessels were withdrawn from the domestic market and 11 were withdrawn from the international market. The company sold and/or scrapped 31 vessels throughout fiscal 2002. The mix of vessels disposed of includes nine towing-supply/supply vessels, four crew/utility vessels, seven offshore tugs and 11 other vessels, primarily barges.

During the second quarter of fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service. As a result of the sale, the joint venture vessel count decreased by 24 vessels. During the third quarter of fiscal 2001, the company sold four vessels (two offshore tugs and two crew boats) to its 40%-owned unconsolidated joint venture, Sonatide Marine, Ltd. The company withdrew from active service eight vessels during fiscal 2001. In addition, the company sold and/or scrapped 37 vessels throughout fiscal 2001. The mix of vessels disposed of includes 14 towing-supply/supply vessels, 16 crew/utility vessels, three offshore tugs and four other vessels, primarily barges.

During fiscal 2000, the company withdrew from active service, 49 older, little-used vessels. Sixteen of the vessels were withdrawn from the domestic-based fleet and 33 were withdrawn from the international-based fleet. The company sold and/or scrapped 83 vessels throughout fiscal 2000. The mix of vessels disposed of includes 20 towing-supply/supply vessels, 11 crew/utility vessels, 20 offshore tugs, 27 safety/standby vessels and five other vessels, primarily barges.

Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(In thousands)	2002	2001	2000
Personnel	$39,880	40,214	40,206
Office and property	11,893	10,983	11,056
Sales and marketing	4,809	4,793	4,306
Professional service	5,380	4,262	5,729
Other	4,889	5,253	4,396

	$66,851	65,505	65,693

General and administrative expenses for fiscal 2002 increased 2% as compared to fiscal 2001 due to an improving business environment in the international market. Fiscal 2001 general and administrative costs were comparable to fiscal 2000.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Variations from year-to-year in these items are primarily the result of market conditions. As a result of recent vessel purchases and vessel construction programs, the company’s cash balances at March 31, 2002 are considerably less than at recent fiscal year ends. Cash from operations, in combination with an available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At March 31, 2002, $146 million of the company’s $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently at $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Net cash provided by operating activities for any fiscal year will fluctuate according to the level of business activity for the applicable year. Fiscal year 2002 net cash provided by operating activities was higher than the previous fiscal year due to higher net earnings as a result of increased business activity in the international market.

Investing activities for fiscal 2002 used approximately $300.2 million of cash. Proceeds from the sale of assets totaling $17.5 million decreased as compared to fiscal 2001 due to fewer vessels sales. Sale proceeds were offset by additions to properties and equipment totaling $317.9 million which was comprised of approximately $17.2 million in capitalized repairs and maintenance and $300.7 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor handling towing supply vessels and 11 large crewboats. Additions to properties and equipment were higher in fiscal 2002 as compared to fiscal 2001 primarily because of the continuation in capital spending for various vessel construction programs and due to the purchase of several crewboat vessels as disclosed in the “Vessel Acquisition and Construction Programs” section of Item 7.

Investing activities for fiscal 2001 used approximately $258.9 million of cash. Proceeds from the sale of assets totaling $46.6 million decreased as compared to fiscal 2000 primarily due to fewer vessels being sold. Included in fiscal 2001 proceeds on the sale of assets is approximately $31 million from the sale of the company’s 40% interest in its unconsolidated marine joint venture company, National Marine Service, and $15.6 million from the sale and/or scrapping of 37 vessels during the year. Sale proceeds were offset by additions to properties and equipment totaling $302.8 million which was comprised of approximately $13.6 million of capitalized repairs and maintenance and $286.4 million for the construction of offshore marine vessels and the acquisition of 11 vessels. Additions to properties and equipment were higher in fiscal 2001 as compared to fiscal 2000 primarily because of the addition of several new deepwater vessels purchased throughout fiscal 2001 or under construction during fiscal 2001 as disclosed in the “Vessel Acquisition and Construction Programs” section of Item 7.

Investing activities for fiscal 2000 provided cash of approximately $14.4 million. Proceeds from the sale of assets totaling $71.6 million, primarily the safety/standby vessels, which were sold in July 1999 for approximately $40 million in an all cash transaction. Additions to properties and equipment in fiscal 2000 totaled $57.4 million of which $7.6 million related to capitalized repairs and maintenance and $47.3 million for the construction of vessels. The new construction includes approximately $22 million for the purchase of six new-build vessels from an industry competitor.

Fiscal 2002 financing activities provided $23.0 million of cash. The company had $74 million of debt borrowings to help finance the company’s various vessel construction programs and vessel acquisitions. Twenty million of this debt has been repaid during the fiscal year. The company also used $33.7 million of cash for the payment of quarterly common stock dividends. Fiscal 2001 financing activities used $23.8 million of cash primarily for payment of quarterly common stock dividends. Fiscal 2000 financing activities used $33.4 million of cash for payment of quarterly common stock dividends.

The company is capitalizing the interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $1 million interest capitalized, for fiscal 2002 was approximately $.8 million. Interest and debt costs for fiscal 2001 and 2000 was approximately $1.2 million and $.7 million, respectively.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The company does not anticipate any financial statement impact with the adoption of this statement.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any financial statement impact with the adoption of this statement.

Effects of Inflation

Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company’s operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As the spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may shield the company from the inflationary effects on operating costs.

Environmental Matters

During the ordinary course of business the company’s operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment if accidents occur. In addition the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility. The company is primarily exposed to interest rate risk and foreign currency fluctuations and exchange risk.

Interest Rate Risk.    Changes in interest rates may result in changes in the fair market value of the company’s financial instruments, interest income and interest expense. The company’s financial instruments that are exposed to interest rate risk are its cash equivalents and long-term borrowings. Due to the short duration and conservative nature of the cash equivalent investment portfolio, the company does not expect any material loss with respect to its investments. The book value for cash equivalents is considered to be representative of its fair value.

At March 31, 2002 the company had $54 million of debt outstanding. The outstanding debt represents unsecured borrowings from the company’s revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.44 to 2.85 percent. Monies were borrowed under the revolving credit facility to finance the company’s new-build program previously disclosed. Interest expense associated with the borrowings is being capitalized.

Foreign Exchange Risk.    The company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables and trade payables denominated in currencies other than the U.S. dollar. The company periodically enters into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities and currency commitments.

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependant on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes.

The company had no spot contracts outstanding at March 31, 2002, 2001 and 2000. The company is exposed to possible currency fluctuations related to its commitment to construct three of its new-build platform supply vessels at a Singapore shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $12.9 million. At March 31, 2002 the company had five forward currency derivative contracts outstanding totaling $11.5 million that hedged the company’s foreign exchange exposure relating to the Singapore shipyard commitments, which qualified as a foreign currency hedge instrument. At March 31, 2001 the company had one forward contract outstanding totaling $11 million that qualified as a hedge instrument. The company had no outstanding derivative financial instruments at March 31, 2000. For full disclosure on the company’s derivative financial instruments see Note 9 of the Notes to the Consolidated Financial Statements.

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk on all contracts in foreign currencies. The company does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollar. Any gains or losses associated with such fluctuations have not been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the company is incorporated by reference from the company’s definitive proxy statement to be filed on or before July 25, 2002. For information regarding executive officers of the company, see Item 4A of this report.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2002 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation plans approved by shareholders	4,230,121		36.23	2,051,003	(1)
Equity compensation plans not approved by shareholders	—		—	222,352	(2)

Balance at March 31, 2002	4,230,121	(3)	36.23	2,273,355

(1)
Any of the 23,003 shares remaining available for grant under the company’s 1997 Stock Incentive Plan could be issued as restricted stock and up to 300,000 shares available for grant under the company’s 2001 Stock Incentive Plan could be issued as restricted stock or other non-option award.

(2)
All of such shares are issuable as restricted stock under the company’s Employee Restricted Stock Plan. See the description of the employee Restricted Stock Plan included in Note 7 of Notes to the Consolidated Financial Statements.

(3)
If the exercise of these outstanding options and issuance of additional common shares had occured as of March 31, 2002, these shares would represent 7% of the then total outstanding common shares of the company.

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

B.  Reports on Form 8-K

The company’s report on Form 8-K dated March 28, 2002 reports that William C. O’Malley, the company’s Chairman, President and Chief Executive Officer, retired as Chief Executive Officer of the company and that Dean E. Taylor was named the new Chief Executive Officer. Mr. Taylor has served as President of Tidewater and a member of its Board of Directors since October 2001.

C.  Exhibits

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

3(a)	—	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993).

3(b)	—	Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001).

4(a)	—	Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8–A on September 30, 1996).

10(a)	—
$200,000,000 Revolving Credit and Term Loan Agreement dated April 26, 2001 (filed with the Commission as Exhibit 10(a) to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2001.

10(b)	—
Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company’s annual report on Form 10-K for the fiscal year ended March 31, 1991).

10(c)	—
Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan dated September 27, 2001 (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001).

10(d)	—
Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated October 1, 1999 (filed with the Commission as Exhibit 10(f) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(e)	—
Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(f)	—	Supplemental Health Plan for Executive Officers of Tidewater Inc. (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

10(g)	—
Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective
October 1, 1999 (filed with the Commission as Exhibit 10(i) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(h)	—
Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. dated May 31, 2001 (filed with the Commission as Exhibit 10 to the company’s quarterly report on Form 10-Q for the quarter ended
September 30, 2001).

10(i)	—
Amended and Restated Change of Control Agreement dated October 1, 1999 between Tidewater and William C. O’Malley (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(j)	—
Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with three executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(k)	—	Tidewater Inc. 1996 Annual Incentive Plan (filed with the Commission as Exhibit 10(m) to the company’s annual report on Form 10-K for the fiscal year ended March 31, 1997).

10(l)	—
Employment Agreement dated September 25, 1997 between Tidewater Inc. and William C. O’Malley (filed with the Commission as Exhibit 10 to the company’s report on Form 10-Q for the quarter ended September 30, 1997).

10(m)	—
Amendment No. 1 to Employment Agreement dated October 1, 1999 between Tidewater Inc. and William C. O’Malley (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(n)	—
Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated September 27, 2001 (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended
December 31, 2001).

10(o)	—
Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10(p)	—
Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on
Form 10-Q for the quarter ended December 31, 1999).

*10(q)	—	Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan (Pension SERP) dated November 29, 2002.

*10(r)	—	Tidewater Inc. Employee Restricted Stock Plan dated March 27, 1998.

10(s)	—	Tidewater Inc. 2001 Stock Incentive Plan dated July 27, 2001 (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001).

*10(t)	—	Continuing Employment and Separation Agreement (“Agreement”) between the Company and Larry T. Rigdon dated January 22, 2002.

*21	—	Subsidiaries of the company.

*23	—	Consent of Independent Auditors.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2002.

TIDEWATER INC. (Registrant)

By:	/S/ DEAN E. TAYLOR
Dean E. Taylor President, Chief Executive Officer and Director

By:	/S/ J. KEITH LOUSTEAU
J. Keith Lousteau Senior Vice President and Chief Financial Officer

By:	/S/ JOSEPH M. BENNETT
Joseph M. Bennett Vice President and Corporate Controller (Principal Accounting Officer)

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2002.

/S/ WILLIAM C. O’MALLEY William C. O’Malley Chairman of the Board	/S/ PAUL W. MURRILL Paul W. Murrill

/S/ DONALD T. BOLLINGER Donald T. Bollinger	/S/ ROBERT H. BOH Robert H. Boh

/S/ ARTHUR R. CARLSON Arthur R. Carlson	/S/ LESTER POLLACK Lester Pollack

/S/ JON C. MADONNA Jon C. Madonna	/S/ J. HUGH ROFF, JR. J. Hugh Roff, Jr.

/S/ DEAN E. TAYLOR Dean E. Taylor	/S/ DONALD G. RUSSELL Donald G. Russell

/S/ RICHARD A. PATTAROZZI Richard A. Pattarozzi

TIDEWATER INC.

Annual Report on Form 10-K
Items 8, 14(a), and 14(d)

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Tidewater Inc.

We have audited the accompanying consolidated balance sheets of Tidewater Inc. as of March 31, 2002 and 2001 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidewater Inc. at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in the year ended March 31, 2002.

ERNST & YOUNG LLP

New Orleans, Louisiana
April 22, 2002

TIDEWATER INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2002 and 2001
(in thousands)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$11,882	95,153
Trade and other receivables, less allowance for doubtful accounts of $7,944 in 2002 and $7,981 in 2001	182,592	160,677
Marine operating supplies	28,071	28,632
Other current assets	4,036	4,125

Total current assets	226,581	288,587

Investments in, at equity, and advances to unconsolidated companies	13,722	16,544
Properties and equipment:
Vessels and related equipment	1,855,182	1,613,604
Other properties and equipment	41,860	42,837

	1,897,042	1,656,441
Less accumulated depreciation	898,631	884,765

Net properties and equipment	998,411	771,676

Goodwill	328,754	328,836
Other assets	101,902	99,849

Total assets	$1,669,370	1,505,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	61,809	68,426
Accrued property and liability losses	9,737	6,825
Income taxes	2,144	8,336

Total current liabilities	73,690	83,587

Long-term debt	54,000	—
Deferred income taxes	173,422	155,744
Accrued property and liability losses	34,025	38,682
Other liabilities and deferred credits	48,415	49,139
Stockholders’ equity	1,285,818	1,178,340

Total liabilities and stockholders’ equity	$1,669,370	1,505,492

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended March 31, 2002, 2001, and 2000
(in thousands, except share and per share data)

	2002	2001	2000
Revenues:
Vessel revenues	$715,361	583,931	538,517
Other marine revenues	13,668	32,748	36,298

	729,029	616,679	574,815

Costs and expenses:
Vessel operating costs	382,934	364,184	330,535
Costs of other marine revenues	9,174	25,096	29,446
Depreciation and amortization	78,132	79,527	82,502
General and administrative	66,851	65,505	65,693

	537,091	534,312	508,176

	191,938	82,367	66,639
Other income (expenses):
Foreign exchange gain (loss)	(843)	297	43
Gain on sales of assets	6,380	22,750	19,443
Equity in net earnings of unconsolidated companies	4,977	6,994	8,994
Minority interests	(199)	127	(486)
Interest and miscellaneous income	3,331	16,080	11,361
Interest and other debt costs	(833)	(1,195)	(714)

	12,813	45,053	38,641

Earnings before income taxes	204,751	127,420	105,280
Income taxes	68,592	41,277	28,690

Net earnings	$136,159	86,143	76,590

Earnings per common share	$2.43	1.55	1.38

Diluted earnings per common share	$2.41	1.53	1.37

Weighted average common shares outstanding	56,054,797	55,741,624	55,546,832
Incremental common shares from stock options	333,537	525,735	249,976

Adjusted weighted average common shares	56,388,334	56,267,359	55,796,808

Cash dividends declared per common share	$.60	.60	.60

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended March 31, 2002, 2001 and 2000
(in thousands)

	Common stock	Additional paid-in capital	Retained earnings	Deferred compensation- restricted stock	Accumulated Other Comprehensive Income	Grantor Trust Stock Ownership Program (GSOP)	Total
Balance at March 31, 1999	6,057	293,558	888,788	(3,230)	(10,582)	(106,884)	1,067,707
Net earnings	—	—	76,590	—	—	—	76,590
Currency translation adjustments	—	—	—	—	2	—	2
Unrealized gains on available- for-sale securities	—	—	—	—	676	—	676

Comprehensive income							77,268

Issuance of restricted stock	—	43	—	(43)	—	—	—
Exercise of stock options	(1)	(265)	—	—	—	733	467
Cash dividends declared	—	—	(33,370)	—	—	—	(33,370)
Issuance of common shares	—	340	—	—	—	862	1,202
Other	—	(59)	—	986	—	—	927

Balance at March 31, 2000	6,056	293,617	932,008	(2,287)	(9,904)	(105,289)	1,114,201
Net earnings	—	—	86,143	—	—	—	86,143
Currency translation adjustments	—	—	—	—	—	—	—
Unrealized losses on available-for-sale securities	—	—	—	—	(147)	—	(147)
Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(877)	—	(877)

Comprehensive income							85,119

Issuance of restricted stock	—	(2)	—	—	—	138	136
Exercise of stock options	(1)	2,019	—	—	—	7,683	9,701
Cash dividends declared	—	—	(33,481)	—	—	—	(33,481)
Issuance of common shares	—	682	—	—	—	850	1,532
Other	—	2	—	1,130	—	—	1,132

Balance at March 31, 2001	$6,055	296,318	984,670	(1,157)	(10,928)	(96,618)	1,178,340
Net earnings	—	—	136,159	—	—	—	136,159
Currency translation adjustments	—	—	—	—	2	—	2
Unrealized losses on available-for-sale securities	—	—	—	—	(366)	—	(366)
Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(269)	—	(269)

Comprehensive income							135,526

Issuance of restricted stock	4	1,589	—	(1,593)	—	—	—
Exercise of stock options	—	407	—	—	—	2,079	2,486
Cash dividends declared	—	—	(33,656)	—	—	—	(33,656)
Issuance of common shares	—	1,120	—	—		1,077	2,197
Other	(1)	(231)	—	1,157	—	—	925

Balance at March 31, 2002	$6,058	299,203	1,087,173	(1,593)	(11,561)	(93,462)	1,285,818

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended March 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000
Operating activities:
Net earnings	$136,159	86,143	76,590
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	78,132	79,527	82,502
Provision for deferred income taxes	12,422	8,934	6,968
Gain on sales of assets	(6,380)	(22,750)	(19,443)
Equity in earnings of unconsolidated companies, less dividends	2,598	(2,408)	(2,232)
Minority interests, less dividends	65	(322)	(879)
Compensation expense—restricted stock	1,157	1,130	944
Changes in assets and liabilities, net:
Trade and other receivables	(23,588)	(9,085)	84,330
Marine operating supplies	527	(3,175)	2,542
Other current assets	93	(1,739)	2,098
Accounts payable and accrued expenses	(6,019)	14,093	(3,048)
Accrued property and liability losses	2,823	2,710	(1,693)
Other, net	(4,083)	(2,142)	6,383

Net cash provided by operating activities	193,906	150,916	235,062

Investing activities:
Proceeds from sales of assets	17,496	46,578	71,676
Additions to properties and equipment	(317,907)	(302,793)	(57,362)
Other	195	(2,680)	114

Net cash provided by (used in) investing activities	(300,216)	(258,895)	14,428

Financing activities:
Principal payments on debt	(20,000)	—	—
Debt borrowings	74,000	—	—
Proceeds from issuance of common stock	2,694	9,703	426
Cash dividends	(33,656)	(33,481)	(33,370)
Other	1	—	(58)

Net cash provided by (used in) financing activities	23,039	(23,778)	(33,002)

Net change in cash and cash equivalents	(83,271)	(131,757)	216,488
Cash and cash equivalents at beginning of year	95,153	226,910	10,422

Cash and cash equivalents at end of year	$11,882	95,153	226,910

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,479	1,049	685
Income taxes	$60,100	23,559	38,373

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002, 2001, and 2000

(1) Summary of Significant Accounting Policies

Nature of Operations
The company provides services and equipment to the offshore energy industry through the operation of the world’s largest fleet of offshore service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level for the vessel fleet, which is ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas.

Use of Estimates
The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The company evaluates its estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the particular circumstances. Actual results may differ from these estimates under different assumptions.

Principles of Consolidation
The Consolidated Financial Statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

Cash Equivalents
The company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Inventories
Inventories, which consist primarily of operating parts and supplies for the company’s vessels, are stated at the lower of weighted-average cost or market.

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

Maintenance and repairs are charged to operations as incurred during the asset’s original estimated useful life. Major repair costs incurred after the original estimated useful life that also have the effect of extending the useful life of the asset are capitalized and amortized over three years. Major modifications to equipment are capitalized and amortized over the remaining life of the equipment.

Goodwill
Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. The company elected to adopt, as of April 1, 2001, Statement of Financial Accounting Standards (SFAS) No. 142,

“Goodwill and Other Intangible Assets,” which establishes a new method of testing goodwill for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. As the company adopted SFAS No. 142 as of April 1, 2001, goodwill amortization was ceased at that time. The company amortized goodwill during fiscal 2001 and 2000, as previously required by APB Opinion No. 17. Amortization expense in the amount of $9.2 million, or $.11 per share after tax, for both fiscal 2001 and 2000 was based on a 40-year amortization period. Total accumulated goodwill amortization as of March 31, 2002 is $35.4 million.

The company tests goodwill impairment annually at a reporting unit level, as required, using carrying amount as of December 31. The company considers its reporting units to be its domestic and international operations. The implied fair value of the reporting unit is determined by discounting the projected future operating cash flows for the remaining average useful life of the assets within the reporting units by the company’s related cost of capital. Impairment is deemed to exist if the implied fair value of the reporting unit is less than recorded goodwill for the reporting unit, and in such case, an impairment loss would be recognized equal to the excess. There are many assumptions and estimates underlying the determination of the implied fair value of a reporting unit, such as, utilization and average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result. Goodwill amortization on a pre-tax basis for the year ended March 31, 2002 would have been $9.1 million, or $.11 per share after tax, had the company not adopted SFAS No. 142.

Impairment of Long-Lived Assets
The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if a write-down may be required. The company estimates cash flow based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the long-lived asset is reduced to the estimated fair value of the asset, based upon its estimated future discounted cash flows. Although the company believes it assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

Accrued Property and Liability Losses
The company’s insurance subsidiary establishes case based reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to the company’s marine operations and are included as a component of costs of marine operations in the Consolidated Statements of Earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the Consolidated Balance Sheet into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

Pension and Other Postretirement Benefits
Pension costs are accounted for in accordance with the provisions of SFAS No. 87 and are funded to at least meet the minimum funding requirements as required by law. Prior service costs are amortized on the straight-line basis over the average remaining service period of employees expected to receive pension benefits. Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106. The estimated cost of postretirement benefits other than pensions are accrued during the employees’ active service period.

The company follows the disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits,” which standardizes the disclosures for pensions and other postretirement benefit plans.

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

Foreign Currency Translation
The U.S. dollar is the functional currency for all of the company’s existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses are included in the Consolidated Statements of Earnings.

Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires the reporting of both earnings per share and diluted earnings per share. The calculation of earnings per share is based on the weighted average number of shares outstanding and therefore excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts disclosed in these Notes to Consolidated Financial Statements are on a diluted basis.

Concentrations of Credit Risk
Financial instruments that potentially subject the company to concentrations of credit risk consist principally of trade and other receivables. These receivables are with a variety of domestic, international and national energy companies and also include reinsurance companies for recoverable insurance losses. The company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The company maintains an allowance for doubtful accounts for potential losses and does not believe it is generally exposed to concentrations of credit risk that are likely to have a material adverse impact on the company’s financial position or results of operations.

Stock-Based Compensation
The company uses the intrinsic value method of accounting for stock-based compensation prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Comprehensive Income
The Company uses SFAS No. 130, “Reporting Comprehensive Income,” which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of the net after-tax effect of accumulated foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and derivative financial instruments, and a minimum pension liability for the company’s Supplemental Executive Retirement Plan.

Derivative Instruments and Hedging Activities
Effective April 1, 2001, the company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The company utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are forward currency contracts that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk. The company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as foreign currency hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

New Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The company does not anticipate any financial statement impact with the adoption of this statement.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any financial statement impact with the adoption of this statement.

(2)  Unconsolidated Companies

Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

	Percentage ownership	(in thousands)
		2002	2001
Sonatide Marine, Ltd. (Luanda, Angola)	49%	$11,437	13,780
Others	20%-50%	2,285	2,764

		$13,722	16,544

During the second quarter of fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service (NMS), for approximately $31 million resulting in a $16.8 million gain. The after-tax effect of the gain on the sale was $10.9 million, or $0.19 per share.

On December 15, 2000, the company sold four vessels (two offshore tugs and two crewboats) to Sonatide Marine Ltd., its 49%-owned unconsolidated joint venture, for $17 million, of which $9 million was financed by the company. As of March 31, 2002 and 2001, $2.6 million and $8.7 million, respectively, was owed the company related to this financing.

(3)  Income Taxes

Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

	(in thousands)
	2002	2001	2000
United States	$49,673	34,504	11,032
International	155,078	92,916	94,248

	$204,751	127,420	105,280

Income tax expense for the years ended March 31 consists of the following:

	(in thousands)
	U.S.
	Federal	State	International	Total
2002
Current	$22,002	1,487	25,870	49,359
Deferred	21,678	—	(2,445)	19,233

	$43,680	1,487	23,425	68,592

2001
Current	$9,566	1,364	21,413	32,343
Deferred	14,033	—	(5,099)	8,934

	$23,599	1,364	16,314	41,277

2000
Current	$(7,660)	2,567	26,815	21,722
Deferred	10,518	—	(3,550)	6,968

	$2,858	2,567	23,265	28,690

The actual income tax expense for the years ended March 31, 2002, 2001, and 2000 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

	(in thousands)
	2002	2001	2000
Computed “expected” tax expense	$71,663	44,597	36,848
Increase (reduction) resulting from:
Overaccrual of income tax expense in prior years	—	—	(5,000)
Foreign tax credits not previously recognized	(2,445)	(5,099)	(3,550)
Utilization of net operating loss carryforwards	(13)	—	(52)
Expenses which are not deductible for tax purposes	79	655	771
State taxes	967	887	1,669
Other, net	(1,659)	237	(1,996)

	$68,592	41,277	28,690

The reversal in fiscal year 2000 of taxes overaccrued in prior years is the result of settlements of open income tax audits with the Internal Revenue Service for fiscal years 1993 through 1997.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2002 and 2001 are as follows:

	(in thousands)
	2002	2001
Deferred tax assets:
Financial provisions not deducted for tax purposes	$17,261	16,406
Foreign net operating loss carryforwards	14,270	14,283
Tax credit carryforwards	9,813	10,502
Other	1,468	2,040

Gross deferred tax assets	42,812	43,231
Less valuation allowance	(14,270)	(14,283)

Net deferred tax assets	28,542	28,948

Deferred tax liabilities:
Depreciation and amortization	(154,754)	(137,582)
Other	(18,668)	(18,162)

Gross deferred tax liabilities	(173,422)	(155,744)

Net deferred tax liabilities	$(144,880)	(126,796)

The valuation allowance is primarily the result of a doubt over the ultimate realization of benefits from certain foreign net operating losses. The remaining balance of the deferred tax assets is expected to be realized through future operating results and the reversal of taxable temporary differences.

The company has not recognized a deferred tax liability of approximately $31.5 million for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 2002, the undistributed earnings of these subsidiaries were approximately $90 million.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2002, 2001 and 2000 totaled approximately $484,000, $2.3 million and $30,000, respectively.

(4)  Long-Term Debt

At March 31, 2002 the company has a $200 million revolving credit facility with a group of banks and at that date there was $54 million of borrowings outstanding under the facility. Borrowings bear interest, at the company’s option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margins from .5% to .75% based on the company’s funded debt to total capitalization ratio. The revolving credit commitment expires on April 30, 2004, at which time the then outstanding balance will convert to a term loan payable in eight quarterly installments beginning July 31, 2004. All of the borrowings under the agreement are unsecured and the company pays an annual fee of .225% on the unused portion of the facility. During fiscal 2002, the company capitalized approximately $1.0 million of interest costs incurred on borrowed funds used to construct vessels. The company did not capitalize any interests costs during fiscal 2001 and 2000.

Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The agreement also limits the company’s ability to encumber its assets for the benefit of others.

(5)  Benefit Plans

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 50% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the employee’s contribution to the plan up to a maximum of 6% of the employee’s base salary. The plan held 460,962 shares and 434,746 shares of the company’s common stock at March 31, 2002 and 2001, respectively. Amounts charged to expense for the plan for 2002, 2001 and 2000 were $1.6 million, $1.8 million and $1.7 million, respectively.

A defined benefits pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The company’s policy is to fund the plan based upon minimum funding requirements of the Employee Retirement Income Security Act of 1974. Certain benefits programs are maintained in several other countries that provide retirement income for covered employees.

The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, which consists of a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s Consolidated Balance Sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Trust assets at March 31, 2002 and 2001 were $7.6 million and $5.8 million, respectively, and the company’s obligation under the supplemental plan, which is included in “other liabilities and deferred credits” on the Consolidated Balance Sheet, amounted to $9.2 million and $8.1 million, respectively, at March 31, 2002 and 2001.

Qualified retired employees currently are covered by a program, which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

Changes in plan assets and obligations during the years ended March 31, 2002 and 2001 and the funded status of the U.S. defined benefits pension plan and the supplemental plan (referred to collectively as

“Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2002 and 2001 were as follows:

	(in thousands)
	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Change in benefit obligation
Benefit obligation at beginning of year	$39,437	34,684	15,775	13,336
Service cost	816	890	980	848
Interest cost	2,929	2,616	1,387	979
Participant contributions	—	—	334	286
Plan amendments	30	—	—	—
Benefits paid	(1,506)	(1,158)	(1,196)	(860)
Actuarial (gain) loss	3,456	2,405	7,905	1,186

Benefit obligation at end of year	$45,162	39,437	25,185	15,775

Change in plan assets
Fair value of plan assets at beginning of year	$32,726	31,073	—	—
Actual return	3,854	2,627	—	—
Employer contributions	454	184	862	574
Participant contributions	—	—	334	286
Benefits paid	(1,506)	(1,158)	(1,196)	(860)

Fair value of plan assets at end of year	$35,528	32,726	—	—

Funded (unfunded) status	(9,634)	(6,710)	(25,185)	(15,775)
Unrecognized actuarial (gain) loss	3,042	1,202	3,868	(4,037)
Unrecognized prior service cost	461	555	(5)	(67)

Net accrued benefit cost	$(6,131)	(4,953)	(21,322)	(19,879)

Net accrued benefit cost consists of:
Prepaid benefit cost	$1,248	1,783	—	—
Accrued benefit liability	(9,142)	(8,085)	(21,322)	(19,879)
Accumulated other comprehensive income	1,763	1,349	—	—

Net accrued benefit cost	$(6,131)	(4,953)	(21,322)	(19,879)

For pension plans with benefit obligations in excess of plan assets, the projected benefit obligation at March 31, 2002 and 2001 was $11.3 million and $9.0 million, respectively. The accumulated benefit obligation for pension plans with benefit obligations in excess of plan assets was $9.1 million and $8.1 million at March 31, 2002 and 2001, respectively.

Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2002, 2001 and 2000 include the following components:

	(in thousands)
	2002	2001	2000
Service cost	$816	890	1,014
Interest cost	2,929	2,616	2,432
Expected return on plan assets	(2,653)	(2,900)	(2,718)
Amortization of prior service cost	126	126	204
Recognized actuarial (gain) loss	413	312	538

Net periodic pension cost	$1,631	1,044	1,470

Net periodic postretirement health care and life insurance costs for 2002, 2001 and 2000 include the following components:

	(in thousands)
	2002	2001	2000
Service cost	$980	848	900
Interest cost	1,387	979	942
Other amortization and deferral	(62)	(409)	(284)

Net periodic postretirement benefit cost	$2,305	1,418	1,558

Assumptions used in actuarial calculations were as follows:

	2002	2001	2000
Discount rate	7.3%	7.5%	7.5%
Expected long-term rate of return on assets	8.3%	8.3%	9.5%
Rates of annual increase in compensation levels	4.0%	4.0%	4.0%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 9% in 2003, gradually declining to 5% in the year 2007 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $3.9 million at March 31, 2002 and increase the cost for the year ended March 31, 2002 by $.4 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $3.1 million at March 31, 2002 and decrease the cost for the year ended March 31, 2002 by $.3 million.

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee’s compensation to an employee benefit trust. The cost of the plan for fiscal 2002, 2001 and 2000 was $2.2 million, $2.3 million, and $2.2 million, respectively. Fiscal 2002 cost of the plan has been reduced by $.6 million of forfeitures due to employee severances.

(6)  Other Assets, Other Liabilities and Deferred Credits and Accumulated Other Comprehensive Income

A summary of other assets at March 31 follows:

	(in thousands)
	2002	2001
Recoverable insurance losses	$34,250	38,907
Assets held for sale	20,148	19,299
Deferred income tax assets	28,542	28,948
Other	18,962	12,695

	$101,902	99,849

A summary of other liabilities and deferred credits at March 31 follows:

	(in thousands)
	2002	2001
Postretirement benefits liability	$21,322	19,879
Pension liability	6,131	4,953
Minority interests in net assets of subsidiaries	1,518	3,460
Deferred vessel revenues	5,993	7,628
Other	13,451	13,219

	$48,415	49,139

A summary of accumulated other comprehensive income at March 31 follows:

	(in thousands)
	2002	2001
Currency translation adjustments	$10,578	10,580
Unrealized gains on available-for-sale securities	(163)	(529)
Supplemental Executive Retirement Plan minimum liability	1,146	877

	$11,561	10,928

(7)  Capital Stock

The company has 125 million shares of $.10 par value common stock authorized. At March 31, 2002 and 2001, 60,580,671 shares and 60,543,181 shares, respectively, were issued. At March 31, 2002 and 2001, 4,359,728 and 4,506,962 shares, respectively, were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2002 and 2001, three million shares of no par value preferred stock were authorized and unissued.

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2002, 6,506,988 shares of common stock are reserved for issuance under the plans of which 2,273,355 shares are available for future grants. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All outstanding stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

The per share weighted-average fair values of stock options granted during fiscal years 2002, 2001 and 2000 were $16.33, $18.60 and $13.28, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Risk-free interest rate	5.00%	4.70%	6.50%
Expected dividend yield	1.40%	1.20%	2.00%
Expected stock price volatility	48.87%	48.43%	45.71%
Expected stock option life	5 years	5 years	5 years

The company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the company’s net earnings would have been reduced to the pro forma amounts as follows:

	2002	2001	2000
Net earnings (in thousands):
As reported	$136,159	86,143	76,590
Pro forma	$129,413	78,232	69,434
Earnings per common share:
As reported	$2.43	1.55	1.38
Pro forma	$2.31	1.40	1.25
Diluted earnings per common share:
As reported	$2.41	1.53	1.37
Pro forma	$2.30	1.39	1.24

Stock option activity during 2002, 2001 and 2000 was as follows:

	Weighted-average Exercise Price	Number of Shares
Balance at March 31, 1999	$33.21	3,009,006
Granted	32.02	609,000
Exercised	15.64	(33,699)
Expired or cancelled	33.77	(24,000)

Balance at March 31, 2000	33.17	3,560,307
Granted	42.68	616,000
Exercised	22.79	(358,397)
Expired or cancelled	35.00	(264,169)

Balance at March 31, 2001	35.73	3,553,741
Granted	37.49	844,500
Exercised	25.18	(96,786)
Expired or cancelled	26.50	(71,334)

Balance at March 31, 2002	$36.23	4,230,121

The 4,230,121 options outstanding at March 31, 2002 fall into three general exercise-price ranges as follows:

	Exercise Price Range
	$19.00—$29.44	$32.25—$40.28	$42.19—$59.00
Options outstanding at March 31, 2002	1,226,760	1,446,361	1,557,000
Weighted average exercise price	$23.57	$36.38	$46.07
Weighted average remaining contractual life	6.0 years	8.4 years	6.8 years
Options exercisable at March 31, 2002	1,176,760	569,683	1,287,989
Weighted average exercise price of options exercisable at March 31, 2002	$23.37	$34.36	$46.74

At March 31, 2002, 2001, and 2000, the number of options exercisable under the stock option plans was 3,034,432, 2,411,216, and 2,049,618, respectively; and the weighted average exercise price of those options was $35.35, $36.38, and $35.02, respectively.

A total of 78,448 shares of restricted common stock of the company were granted to certain key employees during fiscal years 1998 through 2002 from the company’s Employee Restricted Stock Plan. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of the grants totaled approximately $3.3 million and was classified in stockholders’ equity as deferred compensation – restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods. The restricted stock plan is the only equity compensation plan that has not been approved by shareholders.

In accordance with an employment agreement with the company’s chairman of the board entered into on September 25, 1997, 50,000 shares of restricted common stock were granted on that date. These restricted shares vest at varying intervals when the average market price of the common stock reaches certain predetermined levels or upon the chairman reaching age 65. The fair market value of the stock at the time of grant totaling approximately $3 million was deferred and has been amortized by equal monthly charges to earnings over the five years ended March 31, 2002. The chairman reached age 65 in March 2002; therefore, the restrictions have been lifted from the shares.

On January 29, 1999 the company established a Grantor Trust Stock Ownership Program in connection with which the company entered into a trust agreement with a bank providing for the establishment of the related trust (the “trust”). The trust is designed to acquire, hold and distribute shares of the common stock of the company to provide for the payment of benefits and compensation under the company’s employee benefit plans, including its stock option plans and 401(k) plan. The trust will not increase or alter the amount of benefits or compensation that will be paid under these plans.

On January 29, 1999 the company sold at market value 5,000,000 shares (the “acquired shares”) of common stock to the trust for $107,187,500, or $21.4375 per share. In payment for the acquired shares, the trust paid $500,000 in cash and issued a promissory note payable to the company for the remaining balance. Acquired shares will be released to satisfy the company’s obligations to pay benefits under company benefit plans as the promissory note is paid down or forgiven.

For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the company’s consolidated balance sheet. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trust held 4,359,728 and 4,506,962 shares of common stock at March 31, 2002 and 2001, respectively. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company’s stock option plans and 401(k) plan.

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

(8)  Commitments and Contingencies

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $10 million.

As of March 31, 2002, the company committed to the construction of 27 vessels at a total cost of approximately $468.3 million, which includes shipyard commitments and other incidental costs. The company is committed to the construction of five large anchor handling towing supply vessels, eight large platform supply vessels, six 220-foot platform supply vessels, four 162-foot crewboats and four 175-foot fast crewboats. Scheduled delivery for the vessels is expected to begin in May 2002 with final delivery in October 2003. As of March 31, 2002, $182.5 million has been expended on these vessels.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company’s financial position or results of its ongoing operations.

(9)  Financial Instruments

The company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt whose book values are considered to be representative of their respective fair values. The company also periodically enters into spot and forward currency derivative financial instruments as a hedge against foreign currency denominated assets and liabilities and currency commitments.

Spot contracts are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. There were no spot contracts outstanding at March 31, 2002, 2001 and 2000.

Forward currency contracts are longer-term in nature but generally do not exceed one year. At March 31, 2002 the company had five forward contracts outstanding totaling $11.5 million that qualified as a foreign currency hedge instrument. The fair market value of the foreign currency hedge contract was $11.4 million at March 31, 2002. The forward contracts were purchased to hedge against any possible foreign exchange exposure the company may experience with its $12.9 million commitment to a Singapore shipyard that is currently constructing three platform supply vessels for delivery between July 2002 and November 2002. The company had one forward contract outstanding totaling $11 million that qualified as a derivative financial instrument at March 31, 2001. The company had no outstanding derivative financial instruments at March 31, 2000.

(10)  Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” but operates in only one business segment. The following table provides a comparison of revenues, operating profit, identifiable assets, and depreciation and amortization and additions to properties and equipment for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	(in thousands)
	2002	2001	2000
Marine revenues (A):
Vessel revenues:
United States	$203,648	197,660	140,090
International (B)	511,713	386,271	398,427

	715,361	583,931	538,517
Other marine services	13,668	32,748	36,298

	$729,029	616,679	574,815

Marine operating profit:
Vessel activity:
United States	$56,128	26,812	(4,694)
International	145,412	65,241	78,888

	201,540	92,053	74,194
Gains on sales of assets	6,380	22,750	19,441
Other marine services	4,042	7,137	6,254

	211,962	121,940	99,889
Other income	6,313	19,701	17,117
Corporate expenses	(12,691)	(13,026)	(11,012)
Interest and other debt costs	(833)	(1,195)	(714)

Earnings before income taxes	$204,751	127,420	105,280

Identifiable assets:
Marine:
United States	$370,192	292,952	268,234
International (B)	1,216,724	1,047,283	857,705

	1,586,916	1,340,235	1,125,939
Investments in and advances to unconsolidated Marine companies	13,722	16,544	23,275

	1,600,638	1,356,779	1,149,214
General corporate	68,732	148,713	283,122

	$1,669,370	1,505,492	1,432,336

Depreciation and amortization:
Marine equipment depreciation	$77,350	69,596	72,662
General corporate depreciation	782	761	670
Goodwill amortization	—	9,170	9,170

	$78,132	79,527	82,502
Additions to properties and equipment:
Marine equipment operations	$317,790	302,706	56,476
General corporate	117	87	886

	$317,907	302,793	57,362

(A)	One customer accounted for 10%, 11% and 12% of revenues for the fiscal year ended March 31, 2002, 2001 and 2000, respectively.
(B)
Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $870.5 million, 798.5 million, and $581.9 million at March 31, 2002, 2001 and 2000, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar which aggregate approximately $12.0 million, 5.5 million, and $5.0 million at March 31, 2002, 2001, and 2000, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(11)  Supplementary Information—Quarterly Financial Data (Unaudited)

Years Ended March 31, 2002 and 2001
(in thousands, except per share data)

2002	First	Second	Third	Fourth
Marine revenues	$190,563	187,263	181,828	169,375
Marine operating profit	$60,357	55,054	51,102	45,449
Net earnings	$39,031	35,329	33,542	28,257
Earnings per share	$.70	.63	.60	.50
Diluted earnings per share	$.69	.63	.60	.50

2001	First	Second	Third	Fourth
Marine revenues	$136,884	146,137	159,127	174,531
Marine operating profit	$9,935	36,645	31,586	43,774
Net earnings	$8,158	26,297	22,339	29,349
Earnings per share	$.15	.47	.40	.53
Diluted earnings per share	$.15	.47	.40	.52

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 1, 2 and 3 for detailed information regarding transactions which affect fiscal 2002 and 2001 quarterly amounts. A discussion of current market conditions appears in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years Ended March 31, 2002, 2001 and 2000
(in thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
2002
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,981	—	37	(A)	7,944
Deducted in balance sheet from other assets:
Amortization of goodwill	$35,358	—	—		35,358
Amortization of prepaid rent and debt issuance costs	$5,272	175	—		5,447

2001
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$12,331	664	5,014	(A)	7,981
Deducted in balance sheet from other assets:
Amortization of goodwill	$26,238	9,120	—		35,358
Amortization of prepaid rent and debt issuance costs	$5,126	146	—		5,272

2000
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$11,125	1,800	594	(A)	12,331
Deducted in balance sheet from other assets:
Amortization of goodwill	$17,118	9,120	—		26,238
Amortization of prepaid rent and debt issuance costs	$4,883	243	—		5,126

(A)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2002

EXHIBIT INDEX

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

3	(a)	-	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993).

3	(b)	-	Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001).

4	(a)	-	Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8–A on September 30, 1996).

10	(a)	-
$200,000,000 Revolving Credit and Term Loan Agreement dated April 26, 2001 (filed with the Commission as Exhibit 10(a) to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2001.

10	(b)	-
Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company’s annual report on Form 10-K for the fiscal year ended March 31, 1991).

10	(c)	-
Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan dated September 27, 2001 (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001).

10	(d)	-
Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated October 1, 1999 (filed with the Commission as Exhibit 10(f) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10	(e)	-
Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10	(f)	-	Supplemental Health Plan for Executive Officers of Tidewater Inc. (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

10	(g)	-
Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective October 1, 1999 (filed with the Commission as Exhibit 10(i) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10	(h)	-
Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. dated May 31, 2001 (filed with the Commission as Exhibit 10 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2001).

10	(i)	-
Amended and Restated Change of Control Agreement dated October 1, 1999 between Tidewater and William C. O’Malley (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10	(j)	-
Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with three executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10	(k)	-	Tidewater Inc. 1996 Annual Incentive Plan (filed with the Commission as Exhibit 10(m) to the company’s annual report on Form 10-K for the fiscal year ended March 31, 1997).

10	(l)	-
Employment Agreement dated September 25, 1997 between Tidewater Inc. and William C. O’Malley (filed with the Commission as Exhibit 10 to the company’s report on Form 10-Q for the quarter ended September 30, 1997).

10	(m)	-
Amendment No. 1 to Employment Agreement dated October 1, 1999 between Tidewater Inc. and William C. O’Malley (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10	(n)	-
Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated September 27, 2001 (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001).

10	(o)	-
Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

10	(p)	-
Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

*10	(q)	-	Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan (Pension SERP) dated November 29, 2002.

*10	(r)	-	Tidewater Inc. Employee Restricted Stock Plan dated March 27, 1998.

10	(s)	-	Tidewater Inc. 2001 Stock Incentive Plan dated July 27, 2001 (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001).

*10	(t)	-	Continuing Employment and Separation Agreement (“Agreement”) between the Company and Larry T. Rigdon dated January 22, 2002.

*21		-	Subsidiaries of the company.

*23		-	Consent of Independent Auditors.