Form 10-Q
period 2002-06-30
TIDEWATER INC
filed 2002-07-23
CIK 98222

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the Quarterly Period Ended June 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the Transition Period From

to

Commission file number 1-6311

TIDEWATER INC.

(Exact name of registrant as specified in its charter)

DELAWARE	72-0487776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Poydras Street, Suite 1900, New Orleans, Louisiana	70130
(Address of principal executive offices)	(Zip Code	)

Registrant’s telephone number, including area code:             (504) 568-1010

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

YES ☒      NO ☐

56,336,261 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on  July 12, 2002. Excluded from the calculation of shares outstanding at July 12, 2002 are 4,244,100 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2002	March 31, 2002
Current assets:
Cash and cash equivalents	$17,309	11,882
Trade and other receivables	156,178	182,592
Marine operating supplies	27,989	28,071
Other current assets	3,633	4,036

Total current assets	205,109	226,581

Investments in, at equity, and advances to unconsolidated companies	29,106	13,722
Properties and equipment:
Vessels and related equipment	1,931,838	1,855,182
Other properties and equipment	42,526	41,860

	1,974,364	1,897,042
Less accumulated depreciation	911,962	898,631

Net properties and equipment	1,062,402	998,411

Goodwill, net	328,754	328,754
Other assets	112,478	101,902

Total assets	$1,737,849	1,669,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	54,211	61,809
Accrued property and liability losses	10,080	9,737
Income taxes	3,830	2,144

Total current liabilities	68,121	73,690

Long-term debt	99,000	54,000
Deferred income taxes	180,530	173,422
Accrued property and liability losses	37,273	34,025
Other liabilities and deferred credits	48,725	48,415
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,580,361 shares at June and 60,580,671 shares at March	6,058	6,058
Other stockholders’ equity	1,298,142	1,279,760

Total stockholders’ equity	1,304,200	1,285,818

Total liabilities and stockholders’ equity	$1,737,849	1,669,370

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2002	2001
Revenues:
Vessel revenues	$156,764	187,814
Other marine revenues	3,546	2,749

	160,310	190,563

Costs and expenses:
Vessel operating costs	90,930	96,826
Costs of other marine revenues	2,005	1,532
Depreciation and amortization	19,920	19,181
General and administrative	15,609	15,752

	128,464	133,291

	31,846	57,272
Other income (expenses):
Foreign exchange gain (loss)	(852)	(652)
Gain on sales of assets	1,557	54
Equity in net earnings of unconsolidated companies	1,227	1,499
Minority interests	(33)	176
Interest and miscellaneous income	518	989
Interest and other debt costs	(125)	(200)

	2,292	1,866

Earnings before income taxes	34,138	59,138
Income taxes	11,095	20,107

Net earnings	$23,043	39,031

Earnings per common share	$.41	.70

Diluted earnings per common share	$.41	69

Weighted average common shares outstanding	56,258,224	55,998,396
Incremental common shares from stock options	404,209	530,510

Adjusted weighted average common shares	56,662,433	56,528,906

Cash dividends declared per common share	$.15	.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended June 30,
	2002	2001
Net cash provided by operating activities	$63,480	34,695

Cash flows from investing activities:
Proceeds from sales of assets	1,141	1,237
Additions to properties and equipment	(99,023)	(109,625)
Other	—	195

Net cash used in investing activities	(97,882)	(108,193)

Cash flows from financing activities:
Credit facility borrowings	55,000	—
Principal payments on debt	(10,000)	—
Proceeds from issuance of common stock	3,279	815
Cash dividends	(8,450)	(8,410)
Other	—	(1)

Net cash provided by (used in) financing activities	39,829	(7,596)

Net change in cash and cash equivalents	5,427	(81,094)
Cash and cash equivalents at beginning of period	11,882	95,153

Cash and cash equivalents at end of period	$17,309	14,059

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$17	111
Income taxes	$6,957	12,014

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

(2)    Stockholders’ Equity

At June 30, 2002 and March 31, 2002, 4,246,211 and 4,359,728 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)    Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarter ended June 30, 2002 and 2001 was 32.5% and 34%, respectively.

(4)    New Accounting Pronouncements

Effective April 1, 2002 the company elected to adopt Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” which requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. The adoption of SFAS No. 143 did not have a material impact on the company’s financial statements.

Effective April 1, 2002 the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. The adoption of SFAS No. 144 did not have a material impact on the company’s financial statements.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders
Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated April 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Ernst & Young LLP

New Orleans, Louisiana
July 16, 2002

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

The company provides services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet which is ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for oil and natural gas. The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures.

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. The forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2002, filed with the Securities and Exchange Commission on April 25, 2002 and elsewhere in this Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

Results of Operations and General Market Conditions

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

The following table compares revenues and operating expenses (excluding general and administrative expense and depreciation expense) for the company’s vessel fleet for the quarters ended June 30 and March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended June 30,		Quarter Ended March 31,
(in thousands)	2002	2001	2002
Revenues:
Vessel revenues:
United States	$25,159	69,002	31,066
International	131,605	118,812	133,769

	156,764	187,814	164,835
Other marine revenues	3,546	2,749	4,540

	$160,310	190,563	169,375

Operating costs:
Vessel operating costs:
Crew costs	$49,529	50,525	48,956
Repair and maintenance	18,235	24,638	18,775
Insurance	5,759	4,693	5,043
Fuel, lube and supplies	7,872	7,771	8,682
Other	9,535	9,199	11,209

	90,930	96,826	92,665
Costs of other marine revenues	2,005	1,532	3,589

	$92,935	98,358	96,254

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $4.6 million of billings as of June 30, 2002 ($4.9 million of billings as of March 31, 2002), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

Domestic results of operations for the first quarter of fiscal 2003 were severely impacted by the calendar year 2001 and 2002 retrenchment in the natural gas market in the U.S. Gulf of Mexico. Natural gas prices began softening late in the second quarter of calendar 2001 as demand for the natural resource eased due to a slowing U.S economy. Commodity prices continued to soften throughout the remainder of calendar year 2001 and remained soft during the first quarter of calendar year 2002 as unseasonably moderate weather and low demand kept natural gas inventories at record high levels. During the current quarter commodity prices for natural gas improved slightly and attained levels that historically supported increases in capital spending; however, exploration and production companies were slow to capitalize on the upward trend as evidenced by the modest increase in offshore rig fleet utilization rates during the current quarter. Industry analysts do not anticipate capital spending for domestic exploration and production to increase above 2001 levels even as current indicators point towards a recovery in the domestic market. Vessel demand in the domestic market is primarily driven by natural gas exploration and production and at present time it is unknown how much further domestic-based vessel demand will be affected by the current market conditions.

International results of operations for the first quarter of fiscal 2003 benefited from stable average day rates and utilization rates of approximately 77 percent. International activity continues to be fueled by attractive crude oil commodity prices. International vessel demand, which is primarily driven by crude oil production, is expected to remain solid as international exploration and production remains strong.

Marine operating profit (loss) and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

	Quarter Ended June 30,		Quarter Ended March 31,
(in thousands)	2002	2001	2002
Vessel activity:
United States	$(3,343)	28,838	1,344
International	36,350	30,337	37,936

	33,007	59,175	39,280
Gain on sales of assets	1,557	54	5,355
Other marine services	1,425	1,128	814

Operating profit	$35,989	60,357	45,449

Equity in net earnings of unconsolidated companies	1,227	1,499	450
Interest and other debt costs	(125)	(200)	(236)
Corporate general and administrative	(3,204)	(3,254)	(2,780)
Other income	251	736	(390)

Earnings before income taxes	$34,138	59,138	42,493

U.S.-based vessel revenues for the first quarter of fiscal 2003 decreased 64% and 19% as compared to the first and fourth quarters of fiscal 2002, respectively, due to lower average day rates and utilization. The company’s average day rates have not deteriorated to the low levels experienced during the last industry downturn; however, vessel utilization rates in the U.S. Gulf of Mexico are the lowest the company has experienced in over a decade. Average day rates and utilization for the towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, decreased approximately 15% and 68%, respectively, for the current quarter as compared to the first quarter of fiscal 2002 and decreased 7% and 18%, respectively, for the current quarter as compared to the fourth quarter of fiscal 2002.

Operating profit for the U.S.-based vessels decreased significantly in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 and decreased $4.7 million as compared to the previous quarter. Operating profit decreased from the comparative periods primarily due to lower revenues. Repair and maintenance costs decreased from the comparative periods as a result of fewer domestic-based vessel drydockings being performed. Drydockings associated with stacked vessels have been deferred, thus, reducing repair and maintenance costs. The company also reduced some crew personnel which reduced crew costs in the current period.

International-based vessel revenues for the first quarter of fiscal 2003 increased 11% as compared to the first quarter of fiscal 2002 due to higher average day rates and utilization. Vessel demand in the international markets strengthened as capital spending budgets and international drilling activity increased because of strong international market fundamentals. International-based vessel revenues for the first quarter of fiscal 2003 decreased slightly as compared to the revenue amounts earned in the previous quarter. Average day rates increased modestly during the current quarter while utilization rates dipped 4% as a result of vessel mobilizations and downtime for vessel drydockings.

In November 2000, the company purchased seven deepwater vessels that are currently fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. The bareboat charter agreements on six of the vessels will expire at various times over the next two years; one of which has the option to extend the contract for another two years. The remaining vessel has a contractual obligation that will expire within four years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that the company has under bareboat contracts, only revenue and depreciation expense are recorded related to the vessels’ activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For the quarter ended June 30, 2002, the seven bareboat chartered deepwater vessels experienced 100% utilization and an average day rate of approximately $6,125 per day.

International-based vessel operating profit for the first quarter of fiscal 2003 increased 20% as compared to the first quarter of fiscal 2002 due to higher revenues. International-based vessel operating profit for the current quarter decreased slightly as compared to the previous quarter due to lower revenues, higher crew costs and higher repair and maintenance expenses.

During the current quarter the company sold one deepwater platform supply vessel to one of its 49%-owned unconsolidated joint ventures for $16 million. The entire sale amount was financed by the company. The transaction resulted in a gain on sales of assets of $.7 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $15.3 million.

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

	Quarter Ended June 30,		Quarter Ended March 31,
	2002	2001	2002
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	91.0%	100.0	100.0
Towing-supply/supply	22.8	71.5	27.8
Crew/utility	66.8	91.4	70.3
Offshore tugs	24.2	38.1	31.1
Other	—	22.0	57.4
Total	32.5%	66.7	37.9

International-based fleet:
Deepwater vessels	87.3%	95.6	89.2
Towing-supply/supply	79.9	74.5	81.3
Crew/utility	81.5	88.7	86.0
Offshore tugs	65.7	70.9	70.4
Other	56.0	46.9	67.1
Total	77.2%	75.2	80.3

Worldwide fleet:
Deepwater vessels	87.6%	96.0	90.0
Towing-supply/supply	59.5	73.4	62.4
Crew/utility	76.1	89.6	79.9
Offshore tugs	48.9	56.9	53.5
Other	56.0	41.5	66.7
Total	62.3%	72.3	65.9

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$13,506	11,756	12,164
Towing-supply/supply	6,116	7,181	6,552
Crew/utility	2,734	2,838	2,885
Offshore tugs	7,485	8,160	7,625
Other	—	1,427	1,822
Total	$5,232	6,437	5,491

International-based fleet:
Deepwater vessels	$11,540	9,936	11,408
Towing-supply/supply	6,471	5,774	6,447
Crew/utility	2,916	2,385	2,757
Offshore tugs	4,451	4,799	4,502
Other	854	953	1,558
Total	$5,744	5,163	5,709

Worldwide fleet:
Deepwater vessels	$11,722	10,091	11,472
Towing-supply/supply	6,423	6,276	6,462
Crew/utility	2,857	2,537	2,800
Offshore tugs	5,060	5,765	5,285
Other	854	1,007	1,566
Total	$5,655	5,568	5,667

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30 and March 31:

	Quarter Ended June 30,		Quarter Ended March 31,
	2002	2001	2002
Domestic-based fleet:
Deepwater vessels	2	2	2
Towing-supply/supply	102	112	101
Crew/utility	32	25	33
Offshore tugs	26	30	29
Other	—	8	1

Total	162	177	166

International-based fleet:
Deepwater vessels	24	23	24
Towing-supply/supply	184	194	185
Crew/utility	54	50	52
Offshore tugs	39	40	38
Other	25	29	25

Total	326	336	324

Owned or chartered vessels included in marine revenues	488	513	490
Vessels held for sale	37	32	40
Joint-venture and other	29	28	28

Total	554	573	558

In September 2001, the company purchased 10 crewboat vessels from Crewboats, Inc.; nine of the vessels are included in the current quarter domestic-based crew/utility vessel count and one is included in the international-based vessel count. Three of the four large, traditional crewboats that the company constructed and took delivery of at various times throughout fiscal 2002 are included in the international-based crew/utility vessel count.

During the second quarter of fiscal 2002, the company sold its 49% holding in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. As a result of the sale, the international towing-supply/supply vessel count decreased by five vessels. Also during the second quarter of fiscal 2002, the company withdrew from active service 20 older, little-used vessels, primarily towing-supply/supply vessels. Nine vessels were withdrawn from the domestic market and 11 were withdrawn from the international market. The company sold and/or scrapped 31 vessels throughout fiscal 2002. The mix of vessels disposed of includes nine towing-supply/supply vessels, four crew/utility vessels, seven offshore tugs and 11 other vessels, primarily barges.

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,		Quarter Ended March 31, 2002
(in thousands)	2002	2001
Personnel	$9,722	9,445	10,510
Office and property	3,010	2,728	3,356
Sales and marketing	958	1,177	1,357
Professional services	1,320	1,268	1,459
Other	599	1,134	820

	$15,609	15,752	17,502

General and administrative expenses for the current quarter were comparable to the same period in fiscal 2002 while current quarter expenses were less than the prior quarter primarily due to cost cutting measures implemented as a result of the current softening in the domestic natural gas market.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with available lines of credit, provide the company, in management’s opinion, with adequate resources to satisfy present financing requirements. At June 30, 2002, $101 million of the company’s $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the quarter ended June 30, 2002, net cash from operating activities was higher than the same period in fiscal 2002 primarily due to an increase in account receivable collections.

Investing activities for the quarter ended June 30, 2002 used $97.9 million of cash primarily for additions to properties and equipment which was comprised of approximately $3.4 million in capitalized repairs and maintenance and $93.5 million for the construction of offshore marine vessels. Investing activities for the quarter ended June 2001 used $108.2 million of cash primarily for additions to properties and equipment that was comprised of approximately $3.8 million in capitalized repairs and maintenance and $105.4 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor handling towing supply vessels. Financing activities for the quarters ended June 30, 2002 and 2001 each included $8.4 million of cash for quarterly cash dividends of $.15 per share.

On January 10, 2001 the company entered into agreements with three shipyards for the construction of seven large platform supply and five large anchor handling towing supply vessels. All of these vessels are capable of working in most deepwater markets of the world. The total estimated cost for the vessels is approximately $347.8 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The new-build program was initiated in order to better service the needs of the company’s customers in the deepwater markets of the world. Four of the platform supply vessels contracts were awarded to the company’s shipyard, Quality Shipyards, LLC, while the remaining eight vessels are being constructed at two Far East shipyards. All four platform supply vessels constructed at Quality Shipyards, LLC will be built to full Jones Act compliance.

Eleven of the 12 vessels under contract are still under construction. Quality Shipyards, LLC has completed the construction of one large platform supply vessel for an approximate cost of $28.5 million. The vessel was delivered to the market during the fourth quarter of fiscal 2002. As of June 30, 2002, $226.2 million has been expended on the remaining 11 vessels of the total estimated $319.3 million of commitments. Scheduled delivery for the 11 remaining vessels is expected to begin in July 2002 with final delivery of the last vessel in August 2004.

The company is also committed to the construction of three large, North Sea-type platform supply vessels and ten next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $170.7 million. One of the large platform supply vessels is being built in Norway and two in Brazil, and all are designed and equipped for deepwater work. The company’s shipyard,

Quality Shipyard, LLC, will construct two of the next generation supply vessels while two different U.S. shipyards will each construct four vessels. The 10 vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, these vessels are being constructed in order to replace older supply vessels. Scheduled delivery of the 13 vessels is expected to commence in July 2002 with final delivery in May 2004. As of June 30, 2002, $46.5 million has been expended on these vessels.

In September 2001, the company assumed four new-build contracts from Crewboats, Inc., a privately held, leading independent provider of crewboat services in the Gulf of Mexico, for approximately $20.7 million. The scheduled delivery dates for the four crewboats is expected to commence in August 2002 with final delivery in November 2003. No amounts have been expended on the four crewboats of the total commitment cost, as the individual vessels’ purchase prices are due upon delivery of the respective vessels.

During the second quarter of fiscal 2002, the company committed $25.5 million to the construction of four, 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The four crewboats are being constructed at a U.S. shipyard and scheduled delivery of the four crewboats is expected to commence in November 2002, with final delivery in October 2003. As of June 30, 2002, $1.6 million has been expended on these vessels.

The company has been financing all of its vessel commitment programs from its current cash balances, its operating cash flow and its revolving credit facility. Of the total $536.2 million of capital commitments the company has expended $274.3 million as of June 30, 2002.

The company is capitalizing the interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $.5 million interest capitalized for the quarter period ended June 30, 2002, was approximately $125,000.

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

At June 30, 2002 the company had $99 million of debt outstanding. The outstanding debt represents unsecured borrowings from the company’s revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.44 to 2.94 percent. Monies were borrowed under the revolving credit facility to finance the company’s vessel commitment programs previously disclosed. Interest expense associated with the borrowings is being capitalized.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes.

The company had no spot contracts outstanding as of June 30, 2002. The company is exposed to possible currency fluctuations related to its commitment to construct three of its new-build platform supply vessels at a Singapore shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $9.3 million. At June 30, 2002 the company had four forward currency derivative contracts outstanding totaling $8.1 million that hedged the company’s foreign exchange exposure relating to the Singapore shipyard commitments, which qualified as a foreign currency hedge instrument.

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

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 19 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated April 15, 2002 reported that Tidewater elected Reg McNee, head of its Far Eastern and Australian operations, to the office of vice president.

C.
The company’s report on Form 8-K dated May 8, 2002 reported that the company entered into agreements with Bollinger Shipyards Lockport LLC for the construction of four platform supply vessels, and also reported that Donald T. Bollinger, chairman and CEO of Bollinger Shipyards, Inc., resigned from his position as a director of Tidewater.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER INC.

(Registrant)

Date: July 23, 2002	/s/ DEAN E. TAYLOR

Dean E. Taylor
President and Chief Executive Officer

Date: July 23, 2002	/s/ J. KEITH LOUSTEAU

J. Keith Lousteau
Senior Vice President and Chief Financial Officer

Date: July 23, 2002	/s/ JOSEPH M. BENNETT

Joseph M. Bennett
Vice President and Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number

15    Letter re Unaudited Interim Financial Information