Form 10-Q
period 2002-09-30
TIDEWATER INC
filed 2002-10-22
CIK 98222

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition Period From                                  to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

56,506,795 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 11, 2002. Excluded from the calculation of shares outstanding at October 11, 2002 are 4,073,566 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	March 31, 2002
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$10,845	11,882
Trade and other receivables	152,581	182,592
Marine operating supplies	29,766	28,071
Other current assets	3,351	4,036

Total current assets	196,543	226,581

Investments in, at equity, and advances to unconsolidated companies	28,931	13,722
Properties and equipment:
Vessels and related equipment	1,987,726	1,855,182
Other properties and equipment	42,293	41,860

	2,030,019	1,897,042
Less accumulated depreciation	923,813	898,631

Net properties and equipment	1,106,206	998,411

Goodwill	328,754	328,754
Other assets	120,738	101,902

Total assets	$1,781,172	1,669,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	54,576	61,809
Accrued property and liability losses	10,749	9,737
Income taxes	3,506	2,144

Total current liabilities	68,831	73,690

Long-term debt	109,000	54,000
Deferred income taxes	187,638	173,422
Accrued property and liability losses	43,373	34,025
Other liabilities and deferred credits	49,650	48,415
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,580,361 shares at September and 60,580,671 shares at March	6,058	6,058
Other stockholders’ equity	1,316,622	1,279,760

Total stockholders’ equity	1,322,680	1,285,818

Total liabilities and stockholders’ equity	$1,781,172	1,669,370

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except share and per share data)
Revenues:
Vessel revenues	$155,952	184,096	312,716	371,910
Other marine revenues	2,601	3,167	6,147	5,916

	158,553	187,263	318,863	377,826

Costs and expenses:
Vessel operating costs	90,279	96,878	181,209	193,704
Costs of other marine revenues	1,541	2,041	3,546	3,573
Depreciation and amortization	20,297	19,412	40,217	38,593
General and administrative	16,168	16,997	31,777	32,749

	128,285	135,328	256,749	268,619

	30,268	51,935	62,114	109,207
Other income (expenses):
Foreign exchange loss	(1,016)	(473)	(1,868)	(1,125)
Gain on sales of assets	3,330	187	4,887	241
Equity in net earnings of unconsolidated companies	1,723	1,443	2,950	2,942
Minority interests	(14)	(269)	(47)	(93)
Interest and miscellaneous income	413	866	931	1,855
Interest and other debt costs	(95)	(160)	(220)	(360)

	4,341	1,594	6,633	3,460

Earnings before income taxes	34,609	53,529	68,747	112,667
Income taxes	11,248	18,200	22,343	38,307

Net earnings	$23,361	35,329	46,404	74,360

Earnings per common share	$.41	.63	.82	1.33

Diluted earnings per common share	$.41	.63	.82	1.32

Weighted average common shares outstanding	56,396,271	56,022,155	56,327,624	56,010,341
Incremental common shares from stock options	101,259	252,822	251,870	391,666

Adjusted weighted average common shares	56,497,530	56,274,977	56,579,494	56,402,007

Cash dividends declared per common share	$.15	.15	.30	.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Net cash provided by operating activities	$49,016	72,380	112,496	107,075

Cash flows from investing activities:
Proceeds from sales of assets	4,201	5,215	5,342	6,452
Additions to properties and equipment	(65,016)	(107,191)	(164,039)	(216,816)
Other	—	—	—	195

Net cash used in investing activities	(60,815)	(101,976)	(158,697)	(210,169)

Cash flows from financing activities:
Credit facility borrowings	15,000	60,000	70,000	60,000
Principal payments on debt	(5,000)	—	(15,000)	—
Proceeds from issuance of common stock	3,808	223	7,087	1,038
Cash dividends	(8,473)	(8,411)	(16,923)	(16,821)
Other	—	—	—	(1)

Net cash provided by financing activities	5,335	51,812	45,164	44,216

Net change in cash and cash equivalents	(6,464)	22,216	(1,037)	(58,878)
Cash and cash equivalents at beginning of period	17,309	14,059	11,882	95,153

Cash and cash equivalents at end of period	$10,845	36,275	10,845	36,275

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,035	485	1,419	596
Income taxes	$9,260	7,860	16,217	19,874

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

(2)  Stockholders’ Equity

At September 30, 2002 and March 31, 2002, 4,076,278 and 4,359,728 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)  Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 32.5% for the quarter and six-month period ended September 30, 2002. The effective tax rate applicable to pre-tax earnings for the quarter and six-month period ended September 30, 2001 was 34%.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders
Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
October 15, 2002

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2002. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2002	2001	2002	2001	2002
	(In thousands)
Revenues:
Vessel revenues:
United States	$23,235	59,252	48,394	128,254	25,159
International	132,717	124,844	264,322	243,656	131,605

	155,952	184,096	312,716	371,910	156,764
Other marine revenues	2,601	3,167	6,147	5,916	3,546

	$158,553	187,263	318,863	377,826	160,310

Operating costs:
Vessel operating costs:
Crew costs	$48,106	52,395	97,635	102,920	49,529
Repair and maintenance	18,421	20,064	36,656	44,702	18,235
Insurance	6,233	6,008	11,992	10,701	5,759
Fuel, lube and supplies	7,644	7,780	15,516	15,551	7,872
Other	9,875	10,631	19,410	19,830	9,535

	90,279	96,878	181,209	193,704	90,930
Costs of other marine revenues	1,541	2,041	3,546	3,573	2,005

	$91,820	98,919	184,755	197,277	92,935

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

As a result of the uncertainty of certain customers to make payment of vessel charter hire, the company has deferred the recognition of approximately $5.2 million of billings as of September 30, 2002 ($4.9 million of billings as of March 31, 2002), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The calendar year 2001 and 2002 retrenchment in the natural gas market in the U.S. Gulf of Mexico continued to impact domestic results of operations for the quarter and six-month period ended September 30, 2002. Natural gas prices began softening late in the second quarter of calendar 2001 as demand for the natural resource eased due to a slowing U.S. economy. Throughout the remainder of calendar year 2001, unseasonably moderate weather and low demand kept natural gas inventories at record high levels consequently applying downward pressure on commodity prices. Natural gas prices trended higher during 2002; however, the up-cycle in pricing has done little to stimulate offshore exploration and drilling for natural gas as evidenced by the recent decreases in offshore rig fleet utilization rates in the U.S. Gulf of Mexico. Although inventory levels have declined slightly, storage amounts for the natural resource are still at high levels—an issue that weighs heavily on the exploration and production companies’ capital budgeting decision-making. Industry analysts predict that the combination of decreasing natural gas inventories, Gulf of Mexico drilling interruptions caused by Tropical Storm Isidore and Hurricane Lili, and a general reduction in drilling activity for the resource bodes well for improvements in the natural gas market in 2003. Vessel demand in the domestic market is primarily driven by natural gas exploration and production and, at present time, it is unknown how much further domestic-based vessel demand will be affected by the current market conditions.

International results of operations for the quarter and six-month period ended September 30, 2002 benefited from relatively stable average day rates and utilization. International vessel demand, which is primarily driven by crude oil production, is expected to remain stable as international exploration and production remains strong due to attractive crude oil commodity prices.

Marine operating profit and other components of earnings before income taxes for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2002 consist of the following:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30, 2002
	2002	2001	2002	2001
	(In thousands)
Vessel activity:
United States	$(5,952)	19,023	(9,295)	47,861	(3,343)
International	37,495	34,829	73,845	65,166	36,350

	31,543	53,852	64,550	113,027	33,007
Gain on sales of assets	3,330	187	4,887	241	1,557
Other marine services	935	1,015	2,360	2,143	1,425

Operating profit	35,808	55,054	71,797	115,411	35,989

Equity in net earnings of unconsolidated companies	1,723	1,443	2,950	2,942	1,227
Interest and other debt costs	(95)	(160)	(220)	(360)	(125)
Corporate general and administrative	(3,017)	(3,381)	(6,221)	(6,635)	(3,204)
Other income	190	573	441	1,309	251

Earnings before income taxes	$34,609	53,529	68,747	112,667	34,138

U.S.-based vessel revenues for the quarter and six-month period ended September 30, 2002 decreased 61% and 62%, respectively, as compared to the same periods in fiscal 2002 due to lower average day rates and utilization. The company’s average day rates have not deteriorated to the low levels experienced during the last industry downturn; however, vessel utilization rates in the U.S. Gulf of Mexico are the lowest the company has experienced in over a decade. Average day rates and utilization for the towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, decreased approximately 14% and 66%, respectively, for the current quarter as compared to the same period in fiscal 2002 and decreased 15% and 67%, respectively, for the current six-month period as compared to the same period in fiscal 2002.

U.S.-based operating profit for the quarter and six-month period ended September 30, 2002 decreased significantly as compared to the same periods in fiscal 2002 primarily due to lower revenues. Repair and maintenance costs decreased from the comparative periods as a result of fewer domestic-based vessel drydockings being performed. Drydockings associated with stacked vessels have been deferred, thus, reducing repair and maintenance costs. The company also reduced some crew personnel, which reduced crew costs for the current quarter and six-month period as compared to the same periods in fiscal 2002.

Current quarter U.S.-based vessel revenues decreased 8% as compared to the previous quarter as a result of lower average day rates and utilization. Vessel utilization rates in the U.S. Gulf of Mexico, which were already at depressed levels for the current quarter, were further impacted by business interruptions caused by Tropical Storm Isidore. U.S.-based operating profit for the current quarter decreased as compared to the prior quarter due to lower revenues.

International-based vessel revenues for the quarter and six-month period ended September 30, 2002 increased 6% and 9%, respectively, due to higher average day rates and utilization. Vessel demand in the international markets strengthened as capital spending and international drilling activity increased because of strong crude oil prices. In November 2000, the company purchased seven deepwater vessels that are currently fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. The bareboat charter agreements on six of the vessels will expire at various times over the next year and a half; one of which has the option to extend the contract for an additional two years. The remaining vessel has a contractual obligation that will expire within four years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that the company has under bareboat contracts, only revenue and depreciation expense are recorded related to the vessels’ activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For the quarter and six-month period ended September 30, 2002, the seven bareboat chartered deepwater vessels experienced 100% utilization for each respective period and average day rates of approximately $6,465 and $6,300, respectively.

International-based vessel operating profit for the quarter and six-month period ended September 30, 2002 increased 8% and 13%, respectively, as compared to the same periods in fiscal 2002 due to higher revenues. Increased revenue amounts were offset by increases in crew costs and higher fuel, lube and supplies costs.

Current quarter international-based vessel revenues were slightly higher than the revenue amounts earned in the prior quarter due to slightly higher vessel utilization and an increase in the number of vessels operating internationally. Current quarter operating profit increased 3% as compared to the previous quarter due to higher revenue and lower operating costs.

During the first quarter of fiscal 2003 the company sold one deepwater platform supply vessel to one of its 49%-owned unconsolidated joint ventures for $16 million. The entire sale amount was financed by the company. The transaction resulted in a first quarter fiscal 2003 gain on sales of assets of $.7 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $15.3 million.

Fiscal 2003 gain on sales of assets increased as compared to fiscal 2002 due to higher gains earned on vessel sales and to a $2.5 million writedown in the carrying values of certain vessels that were withdrawn from active service and held for sale in fiscal 2002. The writedown was a result of reviewing the recoverability of the carrying values of the vessels that were withdrawn from active service.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2002:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30, 2002
	2002	2001	2002	2001
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	78.4%	100.0	83.0	100.0	91.0
Towing-supply/supply	20.2	59.3	21.5	65.4	22.8
Crew/utility	66.7	93.2	66.7	92.3	66.8
Offshore tugs	21.8	42.6	23.0	40.3	24.2
Other	—	47.7	—	35.4	—
Total	30.9%	61.1	31.7	63.9	32.5
International-based fleet:
Deepwater vessels	89.3%	92.5	88.3	94.1	87.3
Towing-supply/supply	78.1	77.3	79.0	75.9	79.9
Crew/utility	82.2	84.0	81.8	86.3	81.5
Offshore tugs	74.6	70.1	70.2	70.5	65.7
Other	55.7	56.0	55.9	51.3	56.0
Total	77.5%	76.8	77.3	76.0	77.2
Worldwide fleet:
Deepwater vessels	87.8%	93.1	87.7	94.5	87.6
Towing-supply/supply	57.9	70.7	58.7	72.1	59.5
Crew/utility	76.6	86.9	76.3	88.3	76.1
Offshore tugs	53.6	58.4	51.2	57.6	48.9
Other	55.7	54.0	55.9	47.6	56.0
Total	62.3%	71.4	62.3	71.9	62.3
AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$12,745	11,774	13,069	11,768	13,506
Towing-supply/supply	6,059	7,042	6,088	7,119	6,116
Crew/utility	2,665	2,948	2,699	2,893	2,734
Offshore tugs	6,415	7,467	6,980	7,795	7,485
Other	—	1,467	—	1,456	—
Total	$5,082	6,088	5,158	6,271	5,232
International-based fleet:
Deepwater vessels	$11,446	10,778	11,488	10,357	11,540
Towing-supply/supply	6,271	5,971	6,371	5,874	6,471
Crew/utility	2,843	2,479	2,879	2,431	2,916
Offshore tugs	4,578	4,682	4,519	4,740	4,451
Other	907	1,070	880	1,014	854
Total	$5,629	5,346	5,686	5,255	5,744
Worldwide fleet:
Deepwater vessels	$11,602	10,864	11,657	10,477	11,722
Towing-supply/supply	6,245	6,299	6,335	6,287	6,423
Crew/utility	2,787	2,640	2,822	2,588	2,857
Offshore tugs	4,877	5,541	4,964	5,651	5,060
Other	907	1,155	880	1,090	854
Total	$5,540	5,565	5,597	5,566	5,655

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2002:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2002	2001	2002	2001	2002
Domestic-based fleet:
Deepwater vessels	4	2	4	2	2
Towing-supply/supply	100	109	101	111	102
Crew/utility	31	24	31	24	32
Offshore tugs	26	29	26	30	26
Other	—	9	—	8	—

Total	161	173	162	175	162

International-based fleet:
Deepwater vessels	25	23	24	23	24
Towing-supply/supply	186	189	185	191	184
Crew/utility	56	52	55	51	54
Offshore tugs	39	40	39	40	39
Other	25	26	25	28	25

Total	331	330	328	333	326

Owned or chartered vessels included in marine revenues	492	503	490	508	488
Vessels held for sale	37	34	37	33	37
Joint-venture and other	29	28	29	28	29

Total	558	565	556	569	554

During fiscal 2003, the company took delivery of two large deepwater platform supply vessels, one crewboat and entered into an agreement to bareboat charter one large platform supply vessel.

In September 2001, the company purchased 10 crewboat vessels from Crewboats, Inc.; nine of the vessels are included in domestic-based crew/utility vessel count. Throughout fiscal 2002, the company constructed and took delivery of four large, traditional crewboats; three of which are included in the international-based crew/utility vessel count.

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

General and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2002 were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30, 2002
	2002	2001	2002	2001
	(In thousands)
Personnel	$9,235	9,930	18,957	19,375	9,722
Office and property	3,129	2,798	6,139	5,526	3,010
Sales and marketing	1,168	1,273	2,126	2,450	958
Professional services	1,494	1,656	2,814	2,924	1,320
Other	1,142	1,340	1,741	2,474	599

	$16,168	16,997	31,777	32,749	15,609

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from continuing operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations in combination with available lines of credit provide the company, in management’s opinion, with adequate resources to satisfy present financing requirements. At September 30, 2002, $91 million of the company’s $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the six months ended September 30, 2002, net cash from operating activities was $112.5 million as compared to $107.1 million for the six months ended September 2001.

Investing activities for the six months ended September 30, 2002 used $158.7 million of cash, which included $5.3 million from proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $7.1 million in capitalized repairs and maintenance, $2.3 million in other properties and equipment purchases and $154.6 million for the construction of offshore marine vessels. Investing activities for the six months ended September 30, 2001 used $210.1 million of cash, which included $6.5 million from proceeds from the sale of assets, primarily the sale of the company’s interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. Sale proceeds were offset by additions to properties and equipment which was comprised of approximately $8.1 million in capitalized repairs and maintenance and $208.2 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor-handling towing supply vessels and 10 large crewboats.

Financing activities for the six months ended September 30, 2002 provided $45.2 million of cash, which included $70 million of credit facility borrowings that were offset primarily by repayments of debt of $15 million and $16.9 million of cash used for quarterly cash dividends of $.15 per share. Financing activities for the six months ended September 30, 2001 provided $44.2 million of cash which included $60 million of credit facility borrowings offset by $16.8 million of cash for quarterly cash dividends of $.15 per share.

On January 10, 2001 the company entered into agreements with three shipyards for the construction of seven large platform supply and five large anchor handling towing supply vessels. All of these vessels are capable of working in most deepwater markets of the world. The total estimated cost for the vessels is approximately $339.1 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The new-build program was initiated in order to better service the needs of the company’s customers in the deepwater markets of the world. Four of the platform supply vessels contracts were awarded to the company’s shipyard, Quality Shipyards, LLC, while the remaining eight vessels are being constructed at two Far East shipyards. All four platform supply vessels constructed at Quality Shipyards, LLC will be built to full Jones Act compliance.

Ten of the 12 vessels under contract are still under construction. Quality Shipyards, LLC has completed the construction of two large platform supply vessels for an approximate cost of $56.1 million. The first vessel was delivered to the market during the fourth quarter of fiscal 2002 and the second in July 2002. As of September 30, 2002, $212.6 million has been expended on the remaining 10 vessels of the total estimated $283.1 million of commitments. Scheduled delivery for the 10 remaining vessels is expected to begin in October 2002 with final delivery of the last vessel in June 2004.

The company is also committed to the construction of two large, North Sea-type platform supply vessels and 11 next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $162.1 million. The two large platform supply vessels, designed and equipped for deepwater work, are being built in Brazil. The company’s shipyard, Quality Shipyard, LLC, will construct two of the next generation supply vessels. Five of the remaining nine next generation supply vessels will be constructed by one U.S. shipyard while a different U.S. shipyard will construct the remaining four vessels. The 11 vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, these vessels are being constructed in order to replace older supply vessels. Scheduled delivery of the 13 vessels is expected to commence in October 2002 with final delivery in May 2004. As of September 30, 2002, $64.7 million has been expended on these vessels.

In September 2001, the company assumed four new-build contracts from Crewboats, Inc., a privately held, leading independent provider of crewboat services in the Gulf of Mexico, for approximately $20.7 million. One of the vessels was delivered to the market during the current quarter for an approximate cost of $5.1 million. Scheduled delivery for the remaining three crewboats is expected to commence in November 2002 with final delivery in November 2003. No amounts have been expended on the remaining three crewboats of the total $15.6 commitment cost, as the individual vessels’ purchase prices are due upon delivery of the respective vessels.

During the second quarter of fiscal 2002, the company committed $25.5 million to the construction of four, 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The four crewboats are being constructed at a U.S. shipyard and scheduled delivery of the four crewboats is expected to commence in November 2002, with final delivery in October 2003. As of September 30, 2002, $1.6 million has been expended on these vessels.

During the second quarter of fiscal 2003, the company entered into an agreement with a shipyard in Holland to construct two water jet crewboats for an approximate cost of $1.9 million. The two vessels are scheduled for delivery in August 2003. No amounts have been expended on the vessels as of September 30, 2002.

The company has been financing all of its vessel commitment programs from its current cash balances, its operating cash flow and its revolving credit facility. Of the total $488.1 million of capital commitments the company has expended $278.9 million as of September 30, 2002.

The company is capitalizing the interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred net of interest capitalized for the quarter and six-month period ended September 30, 2002, was approximately $95,000 and $220,000, respectively.

Interest costs capitalized for the quarter and six month period ended September 30, 2002 was approximately $.8 million and $1.3 million, respectively.

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

At September 30, 2002 the company had $109 million of debt outstanding. The outstanding debt represents unsecured borrowings from the company’s revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.51 to 2.94 percent. Monies were borrowed under the revolving credit facility to finance the company’s vessel commitment programs previously disclosed. Interest expense associated with the borrowings is being capitalized.

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

The company had no spot contracts outstanding as of September 30, 2002. The company is exposed to possible currency fluctuations related to its commitment to construct three of its new-build platform supply vessels at a Singapore shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $3.5 million. At September 30, 2002 the company had one forward currency derivative contract outstanding totaling $1.5 million that hedged the company’s foreign exchange exposure relating to the Singapore shipyard commitments, which qualified as a foreign currency hedge instrument.

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk on all contracts in foreign currencies. The company does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Any gains or losses associated with such fluctuations have not been material.

ITEM 4.    CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s periodic Securities and Exchange Commission filings. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation.

PART II.    OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.	The Annual Meeting of Stockholders of the company was held in New Orleans, Louisiana on July 25, 2002.

B.	Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

Name	Nominee or Director Continuing in Office
Robert H. Boh	Nominee
Arthur R. Carlson	Director Continuing in Office
Jon C. Madonna	Director Continuing in Office
Paul W. Murrill	Director Continuing in Office
William C. O’Malley	Director Continuing in Office
Richard A. Pattarozzi	Nominee
Lester Pollack	Director Continuing in Office
J. Hugh Roff, Jr.	Director Continuing in Office
Donald G. Russell	Nominee
Dean E. Taylor	Director Continuing in Office

C.	The company’s Stockholders voted as follows with respect to the proposals presented at the meeting:

1.  Robert H. Boh was elected director with 55,784,183 votes cast for and 180,848 votes withheld.

2.  Richard A. Pattarozzi was elected director with 55,014,904 votes cast for and 950,127 votes withheld.

3.  Donald G. Russell was elected director with 55,014,315 votes cast for and 950,716 votes withheld.

4.  The company’s Executive Officer Incentive Plan was re-approved with 53,459,333 votes cast for, 2,140,198 votes               against, and 365,500 abstentions.

5.  The selection of Ernst & Young LLP as the company’s independent accountants for the fiscal year ending March 31,               2003 was ratified with 52,171,831 votes cast for, 3,752,332 votes against and 40,867 abstentions.

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

Date: October 22, 2002

/s/ J. KEITH LOUSTEAU
J. Keith Lousteau Senior Vice President and Chief Financial Officer

Date: October 22, 2002

/s/ JOSEPH M. BENNETT
Joseph M. Bennett Vice President and Corporate Controller (Principal Accounting Officer)

Date: October 22, 2002

CEO CIVIL CERTIFICATION

I, Dean E. Taylor, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Tidewater Incorporated;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DEAN E. TAYLOR
Dean E. Taylor President and Chief Executive Officer

Date: October 22, 2002

CFO CIVIL CERTIFICATION

I, J. Keith Lousteau, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Tidewater Incorporated;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. KEITH LOUSTEAU
J. Keith Lousteau Senior Vice President and Chief Financial Officer

Date: October 22, 2002

EXHIBIT INDEX

Exhibit Number
15	Letter re Unaudited Interim Financial Information