Form 10-Q
period 2002-12-31
TIDEWATER INC
filed 2003-01-21
CIK 98222

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the Quarterly Period Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the Transition Period From

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

YES ☒        NO ☐

56,525,974 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 10, 2003. Excluded from the calculation of shares outstanding at January 10, 2003 are 4,054,387 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$7,923	11,882
Trade and other receivables	154,718	182,592
Marine operating supplies	32,145	28,071
Other current assets	2,255	4,036

Total current assets	197,041	226,581

Investments in, at equity, and advances to unconsolidated companies	27,991	13,722
Properties and equipment:
Vessels and related equipment	2,036,714	1,855,182
Other properties and equipment	41,590	41,860

	2,078,304	1,897,042
Less accumulated depreciation	940,220	898,631

Net properties and equipment	1,138,084	998,411

Goodwill	328,754	328,754
Other assets	117,710	101,092

Total assets	$1,809,580	1,669,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	53,203	61,809
Accrued property and liability losses	10,210	9,737
Income taxes	4,227	2,144

Total current liabilities	67,640	73,690

Long-term debt	119,000	54,000
Deferred income taxes	194,712	173,422
Accrued property and liability losses	38,941	34,025
Other liabilities and deferred credits	50,457	48,415
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,580,361 shares at December and 60,580,671 shares at March	6,058	6,058
Other stockholders’ equity	1,332,772	1,279,760

Total stockholders’ equity	1,338,830	1,285,818

Total liabilities and stockholders’ equity	$1,809,580	1,669,370

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues:
Vessel revenues	$160,716	178,616	473,432	550,526
Other marine revenues	2,371	3,212	8,518	9,128

	163,087	181,828	481,950	559,654

Costs and expenses:
Vessel operating costs	90,013	96,565	271,222	290,269
Costs of other marine revenues	1,294	2,012	4,840	5,585
Depreciation and amortization	21,020	19,771	61,237	58,364
General and administrative	16,790	16,600	48,567	49,349

	129,117	134,948	385,866	403,567

	33,970	46,880	96,084	156,087
Other income (expenses):
Foreign exchange loss	(637)	(53)	(2,505)	(1,178)
Gain on sales of assets	(12)	780	4,875	1,021
Equity in net earnings of unconsolidated companies	1,396	1,585	4,346	4,527
Minority interests	(20)	(49)	(67)	(142)
Interest and miscellaneous income	430	685	1,361	2,540
Interest and other debt costs	(109)	(237)	(329)	(597)

	1,048	2,711	7,681	6,171

Earnings before income taxes	35,018	49,591	103,765	162,258
Income taxes	11,381	16,049	33,724	54,356

Net earnings	$23,637	33,542	70,041	107,902

Earnings per common share	$.42	.60	1.24	1.93

Diluted earnings per common share	$.42	.60	1.24	1.92

Weighted average common shares outstanding	56,476,727	56,043,842	56,378,563	56,021,765
Incremental common shares from stock options	120,739	182,053	208,159	321,795

Adjusted weighted average common shares	56,597,466	56,225,895	56,586,722	56,343,560

Cash dividends declared per common share	$.15	.15	.45	.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net cash provided by operating activities	$47,712	46,654	160,208	153,729

Cash flows from investing activities:
Proceeds from sales of assets	2,662	3,549	8,004	10,001
Additions to properties and equipment	(54,995)	(46,101)	(219,034)	(262,917)
Other	—	—	—	195

Net cash used in investing activities	(52,333)	(42,552)	(211,030)	(252,721)

Cash flows from financing activities:
Credit facility borrowings	$15,000	—	85,000	60,000
Principal payments on debt	(5,000)	(20,000)	(20,000)	(20,000)
Proceeds from issuance of common stock	176	82	7,263	1,120
Cash dividends	(8,477)	(8,417)	(25,400)	(25,238)
Other	$—	—	—	(1)

Net cash provided by (used in) financing activities	1,699	(28,335)	46,863	15,881

Net change in cash and cash equivalents	(2,922)	(24,233)	(3,959)	(83,111)
Cash and cash equivalents at beginning of period	10,845	36,275	11,882	95,153

Cash and cash equivalents at end of period	$7,923	12,042	7,923	12,042

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$851	296	2,270	892
Income taxes	$8,508	27,253	24,725	47,127

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

(2)    Stockholders’ Equity

At December 31, 2002 and March 31, 2002, 4,054,962 and 4,359,728 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)    Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 32.5% for the quarter and nine-month period ended December 31, 2002. The effective tax rate applicable to pre-tax earnings was 32.4% and 33.5% for the quarter and nine-month period ended December 31, 2001, respectively.

(4)    New Accounting Pronouncement

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The company currently uses the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders
Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 2002, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
January 15, 2003

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2002. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2002
(In thousands)	2002	2001	2002	2001
Revenues:
Vessel revenues:
United States	$30,193	44,328	78,587	172,582	23,235
International	130,523	134,288	394,845	377,944	132,717

	160,716	178,616	473,432	550,526	155,952
Other marine revenues	2,371	3,212	8,518	9,128	2,601

	$163,087	181,828	481,950	559,654	158,553

Operating costs:
Vessel operating costs:
Crew costs	$49,402	52,205	147,037	155,125	48,106
Repair and maintenance	16,754	20,386	53,410	65,088	18,421
Insurance	5,465	5,350	17,457	16,051	6,233
Fuel, lube and supplies	7,682	7,479	23,198	23,030	7,644
Other	10,710	11,145	30,120	30,975	9,875

	90,013	96,565	271,222	290,269	90,279
Costs of other marine revenues	1,294	2,012	4,840	5,585	1,541

	$91,307	98,577	276,062	295,854	91,820

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

As a result of our assessment that certain customers may not be able to make payment of vessel charter hire in accordance with contract terms, the company has deferred the recognition of approximately $5.6 million of billings as of December 31, 2002 ($4.9 million of billings as of March 31, 2002), which would otherwise have been recognized as revenue. The company will recognize the invoiced amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

An early December 2002 strike by the government-owned oil company in Venezuela (PDVSA) has impacted the company’s vessel operations in that country. In December 2002 the company had 11 vessels contracted with PDVSA, but the majority of those vessels ceased operations during the month, but continued to earn revenue on a per day basis as stipulated in the charter hire agreements or as agreed to by PDVSA representatives. Venezuelan operations contributed approximately $2 million of revenue for the month of December 2002. Total accounts receivable from PDVSA at December 31, 2002 were approximately $5 million.

Domestic results of operations for the nine-month period ended December 31, 2002 continued to be impacted by the calendar year 2001 and 2002 retrenchment in development and capital expenditures in the natural gas market. Natural gas prices began softening late in the second quarter of calendar 2001 as demand for the natural resource eased due to a slowing U.S. economy. Throughout the remainder of calendar year 2001, unseasonably moderate weather and low demand kept natural gas inventories at record high levels consequently applying downward pressure on commodity prices. During 2002, however, natural gas supplies declined due to a general reduction in drilling activity as evidenced by lower offshore rig fleet utilization rates in the U.S. Gulf of Mexico during the year. Supplies were reduced further in the last quarter of 2002 due to Gulf of Mexico drilling interruptions caused by Tropical Storm Isidore and Hurricane Lili. Throughout 2002, natural gas prices trended higher and spiked up during the last quarter of the year as severe winter weather increased demand for natural gas weeks earlier than anticipated consequently drawing down on already low natural gas supplies at a faster rate than projected. Inventory levels for natural gas have tightened and natural gas commodity prices have increased accordingly which bodes well for improvements in the natural gas market in 2003. Although there has been some indication that exploration and production companies will not increase their capital spending in the U.S. domestic market in 2003, the economic law of high natural gas demand and pricing and tight inventory supplies for the resource has generally fueled drilling activity. Vessel demand in the domestic market is primarily driven by natural gas exploration and production and, at present time, it is unknown how domestic-based vessel demand will be affected by the current market conditions, although it is the company’s feeling that conditions for increased activity have improved.

International results of operations for the nine-month period ended December 31, 2002 benefited from relatively stable average day rates and utilization. International vessel demand, which is primarily driven by crude oil production, is expected to remain steady as international exploration and production remains solid due to attractive crude oil commodity prices and high consumer demand. Political unrest in Venezuela and in the Middle East could obviously have an impact on future world oil supply and demand.

Marine operating profit/(loss) and other components of earnings before income taxes for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2002 consist of the following:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2002
(In thousands)	2002	2001	2002	2001
Vessel activity:
United States	$(1,000)	6,923	(10,295)	54,784	(5,952)
International	36,550	42,310	110,395	107,476	37,495

	35,550	49,233	100,100	162,260	31,543
Gain on sales of assets	(12)	784	4,875	1,025	3,330
Other marine services	960	1,085	3,320	3,228	935

Operating profit	36,498	51,102	108,295	166,513	35,808

Equity in net earnings of unconsolidated companies	1,396	1,585	4,346	4,527	1,723
Interest and other debt costs	(109)	(237)	(329)	(597)	(95)
Corporate general and administrative	(2,886)	(3,276)	(9,107)	(9,911)	(3,017)
Other income	119	417	560	1,726	190

Earnings from continuing operations before income taxes	$35,018	49,591	103,765	162,258	34,609

U.S.-based vessel revenues for the quarter and nine-month period ended December 31, 2002 decreased 32% and 55%, respectively, as compared to the same periods in fiscal 2002 due to lower utilization and average day rates. The company’s average day rates have not deteriorated to the low levels experienced during the last industry downturn due to management’s strategic decision to attempt to maintain high day rates at the expense of lower utilization. As a result of this decision, the vessel utilization rates in the U.S. Gulf of Mexico are the lowest the company has experienced in over a decade. Utilization and average day rates for the towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, decreased approximately 40% and 13%, respectively, for the current quarter as compared to the same period in fiscal 2002 and decreased 61% and 15%, respectively, for the current nine-month period as compared to the same period in fiscal 2002.

U.S.-based operating profit/(loss) for the quarter and nine-month period ended December 31, 2002 decreased significantly as compared to the same periods in fiscal 2002 primarily due to lower revenues. Operating costs were lower during the current year periods due to general cost cutting measures that were implemented which resulted in a reduction of crews and a decrease in the number of vessel drydockings performed. In addition, the reduction in business activity naturally reduced fuel, lube and supplies costs and other vessel operating costs.

Current quarter U.S.-based vessel revenues increased 30% as compared to the previous quarter primarily as a result of higher utilization of the domestic-based supply vessels, offshore tugs and crewboats. The company experienced an uptick in demand for its supply vessels and crewboats in the U.S. Gulf of Mexico as a result of an increase in business activity related to repair work performed on offshore facilities that incurred damages during Tropical Storm Isidore and Hurricane Lili. Also, demand for the supply vessels increased due to an increase in rig activity during the quarter. Offshore tug demand increased during the quarter as a result of an increase in activity related to new construction projects that were delayed due to bad weather in the later part of September 2002. U.S.-based operating profit/(loss) for the current quarter increased as compared to the previous quarter due to higher revenues.

International-based vessel revenues for the quarter ended December 31, 2002 decreased a modest 3% as compared to the same period in fiscal 2002 due to lower utilization. Current quarter average day rates increased 3% as compared to the quarter ended December 31, 2001, however, the increase was insufficient to mitigate the negative effects of lower utilization.

International-based vessel revenues for the nine-month period ended December 31, 2002 increased 5% as compared to the same period in fiscal 2002 due to higher average day rates. In November 2000, the company purchased seven deepwater vessels that are currently fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. The bareboat charter agreements on six of the vessels will expire at various times over the next year and a half, although in one of those agreements, the charter party has the option to extend the contract for an additional two years. The remaining vessel has a contractual obligation that will expire within four years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that the company has under bareboat contracts, only revenue and depreciation expense are recorded related to the vessels’ activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For the quarter and nine-month period ended December 31, 2002, the seven bareboat chartered deepwater vessels experienced 100% utilization for each respective period and average day rates of approximately $6,600 and $6,400, respectively.

International-based vessel operating profit for the quarter ended December 31, 2002 decreased 14% as compared to the same period in fiscal 2002 primarily due to lower revenues. International-based vessel operating profit for the nine-month period ended December 31, 2002 increased modestly as compared to the same period in the prior fiscal year due to increases in revenue which were offset by higher vessel operating costs, specifically, crew costs and fuel, lube and supplies costs.

Current quarter international-based vessel revenues decreased 2% as compared to the previous quarter due to a modest decrease in utilization rates. Current quarter international-based vessel operating profit decreased slightly as a result of decreases in revenue.

During fiscal 2003 the company sold one deepwater platform supply vessel and one crewboat to one of its 49%-owned unconsolidated joint ventures for $18.8 million. The company financed the $16 million sale of the deepwater vessel, while the joint venture paid $2.8 million cash for the crewboat. The transactions resulted in a fiscal 2003 gain on sales of assets of $1.1 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $14.9 million.

Fiscal 2003 gains on sales of assets increased as compared to fiscal 2002 due to higher gains earned on vessel sales. Fiscal 2002 gains on sales of assets include a $1.6 million gain from the sale of the company’s interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E; a gain of approximately $2.7 million from vessel sales; and a $3.3 million write down in the carrying values of certain vessels that were withdrawn from active service and held for sale. The write down was a result of reviewing the recoverability of the carrying values of the vessels that were withdrawn from active service.

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2002:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2002
	2002	2001	2002	2001
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	95.3%	100.0	88.2	100.0	78.4
Towing-supply/supply	24.0	40.2	22.3	57.4	20.2
Crew/utility	78.4	84.9	70.6	89.3	66.7
Offshore tugs	45.3	48.8	30.1	43.1	21.8
Other	—	57.2	—	42.9	—
Total	39.9%	51.8	34.4	59.8	30.9
International-based fleet:
Deepwater vessels	87.7%	90.8	88.1	92.9	89.3
Towing-supply/supply	79.3	82.4	79.2	78.0	78.1
Crew/utility	81.0	90.2	81.3	87.6	82.2
Offshore tugs	60.6	75.9	67.0	72.3	74.6
Other	50.5	67.0	54.1	56.2	55.7
Total	76.0%	82.3	76.9	78.1	77.5
Worldwide fleet:
Deepwater vessels	88.8%	91.5	88.1	93.5	87.8
Towing-supply/supply	60.0	67.2	59.1	70.5	57.9
Crew/utility	80.1	88.1	77.5	88.2	76.6
Offshore tugs	54.7	64.4	52.3	59.9	53.6
Other	50.5	64.4	54.1	53.0	55.7
Total	64.2%	71.5	62.9	71.7	62.3

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$13,081	11,761	13,075	11,765	12,745
Towing-supply/supply	5,802	6,631	5,985	7,010	6,059
Crew/utility	2,567	3,089	2,650	2,971	2,665
Offshore tugs	6,355	6,131	6,678	7,175	6,415
Other	—	1,490	—	1,471	—
Total	$5,132	5,255	5,148	5,974	5,082
International-based fleet:
Deepwater vessels	$11,406	11,763	11,460	10,832	11,446
Towing-supply/supply	6,314	6,140	6,368	5,965	6,271
Crew/utility	2,764	2,622	2,818	2,497	2,843
Offshore tugs	3,844	4,566	4,313	4,680	4,578
Other	1,052	1,148	938	1,064	907
Total	$5,640	5,496	5,670	5,338	5,629
Worldwide fleet:
Deepwater vessels	$11,670	11,764	11,662	10,911	11,602
Towing-supply/supply	6,243	6,245	6,317	6,274	6,245
Crew/utility	2,695	2,803	2,763	2,666	2,787
Offshore tugs	4,653	5,073	4,855	5,446	4,877
Other	1,052	1,227	938	1,143	907
Total	$5,537	5,434	5,576	5,522	5,540

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2002:
	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2002
	2002	2001	2002	2001
Domestic-based fleet:
Deepwater vessels	4	2	3	2	4
Towing-supply/supply	100	103	101	108	100
Crew/utility	31	34	31	28	31
Offshore tugs	25	29	26	29	26
Other	—	9	—	8	—

Total	160	177	161	175	161

International-based fleet:
Deepwater vessels	26	24	25	23	25
Towing-supply/supply	186	183	185	189	186
Crew/utility	57	52	56	51	56
Offshore tugs	38	39	38	40	39
Other	24	25	25	27	25

Total	331	323	329	330	331

Owned or chartered vessels included in marine revenues	491	500	490	505	492
Vessels held for sale	34	43	36	36	37
Joint-venture and other	29	28	29	28	29

Total	554	571	555	569	558

During fiscal 2003, the company took delivery of six large deepwater platform supply vessels, two 220-foot platform supply vessels, two crewboats and entered into an agreement to bareboat charter one large platform supply vessel. Excluding the two vessels sold to one of the company’s 49%-owned unconsolidated joint venture, the company sold and/or scrapped 10 vessels through the third quarter of fiscal 2003. The mix of vessels disposed of includes four towing-supply/supply vessels, three offshore tugs, two crew/utility vessels and one other type vessel.

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

General and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2002:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2002
(In thousands)	2002	2001	2002	2001
Personnel	$9,838	9,995	28,795	29,370	9,235
Office and property	2,949	3,011	9,088	8,537	3,129
Sales and marketing	1,322	1,002	3,448	3,452	1,168
Professional services	1,159	997	3,973	3,921	1,494
Other	1,522	1,595	3,263	4,069	1,142

	$16,790	16,600	48,567	49,349	16,168

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations in combination with available lines of credit provide the company, in management’s opinion, with adequate resources to satisfy present financing requirements. At December 31, 2002, $81 million of the company’s $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2002, net cash from operating activities was $160.2 million as compared to $153.7 million for the nine months ended December 2001.

Investing activities for the nine months ended December 31, 2002 used $211 million of cash, which included $8.0 million from proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $19.4 million in capitalized repairs, maintenance and vessel enhancements, $2.6 million in other properties and equipment purchases and $197 million for the construction of offshore marine vessels. Investing activities for the nine months ended December 31, 2001 used $252.7 million of cash, which included $10 million from proceeds from the sale of assets, primarily the sale of the company’s interest in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. Sale proceeds were offset by additions to properties and equipment which was comprised of approximately $12 million in capitalized repairs and maintenance and $249.2 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor-handling towing supply vessels and 10 large crewboats.

Financing activities for the nine months ended December 31, 2002 provided $46.9 million of cash, which included $85 million of credit facility borrowings that were offset primarily by repayments of debt of $20 million and $25.4 million of cash used for quarterly cash dividends of $.15 per share. Financing activities for the nine months ended December 31, 2001 provided $15.9 million of cash, which included $60 million of credit facility borrowings offset by repayments of debt of $20 million and $25.2 million of cash for quarterly cash dividends of $.15 per share.

On January 10, 2001 the company entered into agreements with three shipyards for the construction of seven large platform supply and five large anchor handling towing supply vessels. All of these vessels are capable of working in most deepwater markets of the world. The total estimated cost for the vessels is approximately $339.3 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The new-build program was initiated in order to better service the needs of the company’s customers in the deepwater markets of the world. Four of the platform supply vessels contracts were awarded to the company’s shipyard, Quality Shipyards, LLC, while the remaining eight vessels are being constructed at two Far East shipyards. All four platform supply vessels constructed at Quality Shipyards, LLC are being built to full Jones Act compliance.

As of December 31, 2002, five of the seven large platform supply vessels have been delivered to the market. Quality Shipyards, LLC and a shipyard in Singapore each have one vessel still under construction. Quality Shipyards delivered the first vessel to the market during the fourth quarter of fiscal 2002 and the second and third during fiscal 2003. The Singapore shipyard delivered two vessels during the third quarter of fiscal 2003. These five vessels were completed for an approximate cost of $118.4 million. As of December 31, 2002, $39.3 million has been expended on the remaining two large platform supply vessels still under construction of the total estimated $43 million of commitments. Scheduled delivery for the remaining two vessels is expected in the fourth quarter of fiscal 2003.

The five large anchor handling towing supply vessels under contract at a Far East shipyard are still under construction. Scheduled deliveries for the five vessels have been delayed. The company expects the first vessel to be delivered to the market in late calendar year 2003 while the remaining four vessels will be delivered throughout calendar 2004. The company has fixed cost contracts with the shipyard and does not anticipate any cost overruns related to these vessels. As of December 31, 2002, $118.2 million has been expended on these five vessels of the total estimated $177.9 million of commitments.

The company is also committed to the construction of one large, North Sea-type platform supply vessel (which is being constructed in a Brazilian shipyard) and 10 next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $131.6 million. The company’s shipyard, Quality Shipyard, LLC, will construct three of the next generation supply vessels and two other shipyards will construct the remaining seven vessels. The 10 vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, these vessels are being constructed in order to replace older supply vessels. Scheduled delivery of the 11 vessels is expected to commence in February 2003 with final delivery in May 2004. As of December 31, 2002, $59.3 million has been expended on these vessels.

In September 2001, the company assumed four new-build contracts from Crewboats, Inc., a privately held, leading independent provider of crewboat services in the Gulf of Mexico, for approximately $20.7 million. Two of the vessels were delivered to the market during fiscal 2003 for an approximate total cost of $10.4 million. Scheduled delivery for the remaining two crewboats is expected to commence in May 2003 with final delivery in November 2003. No amounts have been expended on the remaining two crewboats of the total $10.4 million commitment cost, as the individual vessels’ purchase prices are due upon delivery of the respective vessels.

During the second quarter of fiscal 2002, the company committed $25.7 million to the construction of four, 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The four crewboats are being constructed at a U.S. shipyard and scheduled delivery of the four crewboats is expected to commence in January 2003, with final delivery in September 2003. As of December 31, 2002, $1.9 million has been expended on these vessels.

During fiscal 2003, the company entered into an agreement with a shipyard in Holland to construct three water jet crewboats for an approximate cost of $2.7 million. Scheduled delivery for the three vessels is expected to begin in August 2003 with final delivery in October 2003. As of December 31, 2002, $.7 million has been expended on these vessels.

While the company has not formally committed to any future new build vessel contracts at the present time other than what has been discussed above, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed primarily in the 1976 to 1983 time period. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund significant capital expenditures over the next several years.

The company has been financing all of its vessel commitment programs from its current cash balances, its operating cash flow and its revolving credit facility. Of the total $391.3 million of capital commitments for vessels currently under construction the company has expended $219.4 million as of December 31, 2002.

The company is capitalizing the interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred net of interest capitalized for the quarter and nine-month period ended December 31, 2002, was approximately $109,000 and $329,000, respectively. Interest costs capitalized for the quarter and nine month period ended December 31, 2002 was approximately $.7 million and $2 million, respectively.

Goodwill

The company tests goodwill impairment annually at a reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its domestic and international operations.

The company performed its annual impairment test as of December 31, 2002, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2002, filed with the Securities and Exchange Commission on April 25, 2002. Goodwill as of December 31, 2002 and 2001 is $328.8 million.

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

At December 31, 2002 the company had $119 million of debt outstanding. The outstanding debt represents unsecured borrowings from the company’s revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.12 to 2.60 percent. Monies were borrowed under the revolving credit facility to finance the company’s vessel commitment programs previously disclosed. Interest expense associated with the borrowings is being capitalized.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The company had no spot contracts or derivative contracts outstanding as of December 31, 2002.

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

PART II. OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 23 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated October 7, 2002 reports that the company issued earnings guidance for its quarter ended September 30, 2002.

C.
The company’s report on Form 8-K dated October 22, 2002 reports that the company’s filed with the Securities and Exchange Commission its Quarterly Report on Form 10-Q for the period ended September 30, 2002 and that the report was accompanied by the certifications from the company’s President and Chief Executive Officer, Dean E. Taylor, and its Chief Financial Officer, J. Keith Lousteau, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER INC. (Registrant)

Date: January 21, 2003	/s/ Dean E. Taylor Dean E. Taylor President and Chief Executive Officer

Date: January 21, 2003	/s/ J. Keith Lousteau J. Keith Lousteau Senior Vice President and Chief Financial Officer

Date: January 21, 2003	/s/ Joseph M. Bennett Joseph M. Bennett Vice President and Corporate Controller (Principal Accounting Officer)

CEO CIVIL CERTIFICATION

I, Dean E. Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tidewater Incorporated;

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

Date: January 21, 2003	/s/ Dean E. Taylor Dean E. Taylor President and Chief Executive Officer

CFO CIVIL CERTIFICATION

I, J. Keith Lousteau, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tidewater Incorporated;

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

Date: January 21, 2003	/s/ J. Keith Lousteau J. Keith Lousteau Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

10(a)	Amended and Restated 1997 Stock Incentive Plan dated November 21, 2002.

10(b)	Amended and Restated Deferred Compensation Plan for Outside Director’s of Tidewater Inc., effective November 21, 2002.

15	Letter re Unaudited Interim Financial Information