Form 10-K
period 2003-03-31
TIDEWATER INC
filed 2003-04-22
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the Fiscal Year Ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934—For the Transition Period From to .

Commission file number 1-6311

TIDEWATER INC.

(Exact name of registrant as specified in its Charter)

Delaware	72-0487776

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Poydras Street, New Orleans, Louisiana	70130

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code (504) 568-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10	New York Stock Exchange, Pacific Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange, Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes X    No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2002, was approximately $1,497,384,583 based upon the last sales price reported for such date. Excluded from the calculation of market value are 4,076,278 shares held by the Registrant’s grantor stock ownership trust.

56,639,777 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 11, 2003. Excluded from the calculation of shares outstanding at April 11, 2003 are 3,939,150 shares held by the Registrant’s grantor stock ownership trust. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2003 Annual Meeting of Stockholders are incorporated into Part III of this report.

Part I

Forward-looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and vessel overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial or economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

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

With a fleet of over 545 vessels, the company operates (either through its consolidated entities or joint-ventures in which it participates), and has a leading market share, in most of the world’s significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

Availability of Reports

The company’s Internet website address is http://www.tdw.com. The company makes available free of charge, on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. Information appearing on the company’s website is not part of any report filed with the Securities and Exchange Commission.

Recent Developments

On April 1, 2003, the company paid $79 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The cash sale was funded by a newly-placed $100 million term loan agreement with a group of banks that expires on July 31, 2004. The loan bears interest, at the company’s option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margin of .85%. The mix of vessels the company acquired consists of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with this acquisition, it was also agreed that, for a period of two years and subject to satisfactory performance, the company will provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates to be charged under the arrangement are based upon predetermined pricing criteria. The acquisition enhances the competitive posture of the company in providing anchor handling and towing-supply services in the Gulf of Mexico and better positions the company for an upturn in the domestic market.

For the past three fiscal years, the company has engaged in an aggressive deepwater new-build vessel construction and deepwater vessel acquisition program. These efforts have facilitated the company’s entrance into the deepwater markets of the world. During this three year period, the company committed $729 million for the purchase and construction of 33 large deepwater vessels, of which $662.5 million has been expended through March 31, 2003. Twenty-six of these vessels, of which 11 were acquired and 15 were newly-built, have been delivered, crewed and are working under contracts of varied terms. The company also initiated a fleet replacement program for its supply boats in tandem with its deepwater vessel program and committed $149.8 million, of which $99.4 million has been expended through March 31, 2003, for the construction of 13 supply vessels. The first three replacement fleet vessels were delivered to the market during fiscal 2003. Scheduled delivery of the remaining 10 replacement vessels will begin in April 2003 with the final vessel delivered in May 2004. The six stretched platform supply vessels acquired from ENSCO on April 1, 2003 discussed above helped accelerate the company’s domestic fleet replacement program.

The company is also engaged in a crewboat expansion program that began in fiscal 2002 by acquiring 11 existing crewboats and committing to the construction of 14 additional crewboats of which six have been delivered to the market through fiscal 2003. The company committed $102.3 million for the acquisition and construction of these vessels, of which $72.2 million has been expended through March 31, 2003. Scheduled delivery of the remaining eight vessels under construction is expected to run from April 2003 through October 2003. Eighteen of the vessels are large traditional crewboats while four are state-of-the-art, fast, crew/supply vessels. The remaining three vessels are smaller water jet craft. The acquisition of these vessels has allowed the company to meet its customers’ demand for crewboats - a fast-growing segment of the offshore marine service market, and expand the company’s market share in the U.S. Gulf of Mexico. Crewboats typically maintain higher utilization rates and have lower maintenance costs compared to supply vessels. In addition, the crewboat market has fewer competitors as compared to the supply vessel market.

All three expansion programs were initiated with the intent to replace the company’s core fleet with fewer, larger and more efficient vessels while strengthening the company’s leading presence in all major oil and gas producing regions of the world. In order to avoid potential overcapacity in our markets that could be created through the addition of the vessels discussed above, the company sold and/or scrapped 121 vessels between April 2000 and March 2003.

The company has been financing all of its vessel commitment programs from current cash balances, operating cash flow and its revolving credit facility. At March 31, 2003, the company had 25 vessels under construction with a total capital commitment of $360.8 million, of which the company has already expended $214.1 million. A full discussion of each event including capital commitments and scheduled delivery dates is disclosed in the “Vessel Acquisition and Construction Programs” and “Vessel Dispositions” section of Item 7 and Notes 8 and 10 of Notes to Consolidated Financial Statements.

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

	(In thousands)
	2003	2002	2001
Revenues:
Vessel operations:
United States	$103,368	203,648	197,660
International	521,187	511,713	386,271
Other marine operations	11,268	13,668	32,748

	$635,823	729,029	616,679

Operating profit:
Vessel operations:
United States	$(15,380)	56,128	26,812
International	138,945	145,412	65,241
Other marine operations	4,168	4,042	7,137
Gain on sales of assets	6,162	6,380	22,750

	$133,895	211,962	121,940

Identifiable assets:
United States	$478,093	370,836	293,070
International	1,281,031	1,229,802	1,063,709

Total marine assets	$1,759,124	1,600,638	1,356,779

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

Deepwater Vessels.    The company’s newest class of vessel is its deepwater vessel class, often referred to as North Sea-type vessels. Included in this class are large platform supply vessels and large, high-horsepower (generally greater than 10,000 horsepower) anchor handling towing supply vessels. This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate offshore drilling rigs, platforms and other installations. Platform supply vessels, which have large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work. The anchor handling towing supply vessels are equipped for and are capable of towing drilling rigs and other marine equipment, as well as setting anchors for positioning and mooring drilling rigs.

Towing Supply and Supply Vessels.    This is the company’s largest fleet class by number of vessels. Included in this class are anchor handling towing supply vessels and supply vessels with average horsepower below 10,000 BHP, and platform supply vessels that are generally less than 220 feet. The respective vessels in this class perform the same functions and services as their deepwater vessel class counterparts except they are chartered to customers for use in the intermediate and shallow waters.

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

	Year Ended March 31,
	2003	2002	2001
Deepwater vessels	17.5%	13.3%	6.9%
Towing-supply/supply	61.6%	65.0%	70.6%
Offshore tugs	11.0%	9.5%	9.6%
Crew/utility	9.2%	11.0%	11.5%
Other	0.7%	1.2%	1.4%

Shipyard Operations

Quality Shipyards, LLC, a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. While the shipyard performs some work for outside customers, the majority of its business relates to the construction, repair and modification of the company’s vessels. Quality Shipyards, LLC recently constructed four of the company’s deepwater platform supply vessels. Three of the vessels were delivered in calendar year 2002 and the final vessel was delivered in March 2003. Quality Shipyards, LLC is presently constructing for the company three 220-foot next generation supply vessels which are scheduled for delivery between April 2003 and December 2003.

Insurance

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel and business interruption due to political action in countries other than the United States. Any such event may result in a reduction in revenues or increased costs. The company’s vessels are insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks. The company also carries workers’ compensation, maritime employer’s liability, directors and officers liability, general liability (including third party pollution) and other insurance customary in the industry.

The continued threat of terrorist activity and other acts of war or hostility following the terrorist attacks on the United States on September 11, 2001, the United States-led military response to counter terrorism and the current United States military actions in Afghanistan and Iraq have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. The resulting economic, political and social uncertainties, including the potential for terrorist acts and war, have caused the premiums charged for our insurance coverage to increase. After the events of September 11, 2001, the company’s insurance underwriters imposed higher premiums for war risk coverage on the company’s vessels. The company currently maintains war risk coverage on its entire fleet. To date, the company has not experienced any property losses as a result of terrorism, political instability or war.

Management believes that the company’s insurance coverage is adequate. The company has not experienced a loss in excess of insurance policy limits; however, there is no assurance that the company’s liability coverage will be adequate to cover all potential claims that may arise nor can the company claim that it will be able to maintain adequate insurance in the future at rates considered reasonable especially with the current level of uncertainty in the market.

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

The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates and competition is intense. During the current downturn in the Gulf of Mexico market, the company has made a strategic decision to attempt to maintain high day rates at the expense of lower utilization. The lower utilization of our Gulf of Mexico supply vessel fleet has resulted in the company “cold stacking” approximately 70% of its domestic supply vessel fleet. The majority of the company’s competitors in the Gulf of Mexico have elected to charge lower day rates and maintain a much higher utilization level for their vessels. Certain customers of the company own and operate vessels to service certain of their offshore activities.

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

The company’s principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Over the last several years, consolidation of exploration, development and production companies has occurred which has, and will continue to have, an impact on the company’s global operations. Although one customer accounted for 13% and the five largest customers accounted for approximately 36% of its revenues during the year ended March 31, 2003, the company does not consider its operations dependent on any single customer.

Regulatory Matters

The company’s vessels are subject to various statutes and regulations governing their operation and maintenance. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company could not engage in U.S. coastwise trade if more than 25% of the company’s outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens from owning more than 25% of its common stock. In addition, the company’s charter permits the company certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 4.3% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2003.

The company’s vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flag vessels must continue to be operated abroad, and if the company was not able to secure charters abroad for them, and work would otherwise have been available for them in the United States, its operations would be adversely affected. Of the total 545 vessels owned or operated by the company at March 31, 2003, 305 were registered under flags other than the United States and 240 were registered under the U.S. flag.

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

Environmental Compliance

During the ordinary course of business the company’s operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply in all material respects with these laws and regulations in order to avoid costly accidents and related environmental damage. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment if accidents occur. In addition, the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

Employees

As of March 31, 2003, the company had approximately 6,950 employees worldwide. The company considers relations with its employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. For the past few years, the company has been the target of a union organizing campaign for the U.S. Gulf of Mexico employees by maritime labor unions. These union efforts are still ongoing; however, union organizing activity has recently abated. If the Gulf employees were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Business Risk Factors

The company operates in a business environment that has many risks. Listed below are some of the more critical risk factors that affect the company and the offshore marine service industry and should be considered when evaluating any forward-looking statement. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations and financial condition and the accuracy of any forward-looking statement made in this Form 10-K.

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

Changes in the Level of Capital Spending by Our Customers.    The company’s principal customers are major oil and natural gas exploration, development and production companies. The company’s results of operations are highly dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the prevailing commodity price of natural gas and crude oil. During periods of low commodity prices, the company’s customers generally reduce their capital spending budgets for offshore drilling, exploration and development.

The Offshore Marine Service Industry is Highly Competitive.    The company operates in a highly competitive environment. Competitive factors include price and quality of service by vessel operators and the quality and availability of vessels. Decreases in the level of offshore drilling and development activity by the energy industry generally negatively affect the demand for the company’s vessels thereby exerting downward pressure on day rates. Extended periods of low vessel demand and/or low day rates will reduce the company’s revenues. Also, excess marine service capacity exerts downward pressure on day rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the company has committed to the construction of several vessels, it has also sold and/or scrapped a significant number of vessels over the last few years. A discussion about the company’s new vessel construction programs appears in the “Vessel Acquisition and Construction Programs” section of Item 7.

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

Risks Associated with Operating Internationally.    For the fiscal years ended March 31, 2003, 2002 and 2001, 82%, 70%, and 63%, respectively, of the company’s total revenues were generated by international operations. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, the ability to recruit and retain management of overseas operations, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company.

The continued threat of terrorist activity and other acts of war or hostility following the terrorist attacks on the United States on September 11, 2001, the United States-led military response to counter terrorism and the current United States military actions in Afghanistan and Iraq have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. To date, the company has not experienced any property losses or material adverse effects on its results of operations and financial condition as a result of terrorism, political instability or war.

In addition to the foregoing general risks inherent with operating internationally, the company currently bears specific risks associated with its offshore operations in the Middle East, Southeast Asia, Venezuela and Nigeria. The potential for economic, political and social instability has been exacerbated in the Middle East by the U.S. war with Iraq and the continuing military presence in Afghanistan. Although terrorism and war developments have not adversely affected the company’s operations in the Middle East, the company, like other American companies engaged in business in the region, could be subject to the interruption of its operations, or other adverse developments. At this time, it is not possible to assess at what time in the future political and social conditions in this region will return to normal.

Political and social unrest continues to be present in Indonesia. Much of this turmoil can be traced to separatist groups opposing Indonesian governmental rule and also to religious turmoil and regional reaction to the United States military and political response to the terrorist attacks on the United States on

September 11, 2001. Although this reaction has not been destabilizing to the company, there continues to be a higher than normal level of unrest throughout the region.

In early December 2002, oil production in Venezuela was interrupted by a general strike led by the workers of the government-owned oil company in Venezuela (PDVSA). The debilitating national strike lasted for two months and ended in early February 2003. The company’s vessel operations in Venezuela were impacted by the two-month long strike. In December 2002 the company had 11 vessels contracted with PDVSA. The majority of the vessels ceased operations during strike, but continued to earn revenue on a per day basis as stipulated in the charter hire agreements or as agreed to by PDVSA representatives.

Violence in Nigeria since mid-March 2003 has significantly and adversely affected Nigeria’s oil production. Several exploration and production company’s operational facilities near Warri, Nigeria have been evacuated and shut down as a result of the civil unrest. Nigerian militants have taken over and threaten to destroy installations of oil multinationals in reprisal for attacks by the Nigerian military. The political unrest mainly affects our inshore Nigerian operations where smaller vessels with low day rates are chartered to customers. The company’s vessels that operated in the Warri area have come off hire due to the unrest; but these same vessels were immediately chartered to other customers with work sites located in areas of Nigeria that are not affected by the civil unrest. To date, the company’s results of operations in Nigeria have not been adversely affected by the political unrest, but the situation in Nigeria continues to be unstable.

At present, the company believes the risks of operating internationally to be within acceptable limits and, in view of the mobile nature of the company’s principal revenue producing assets, does not consider them to constitute a factor materially adverse to the conduct of its international marine vessel operations as a whole.

ITEM 3.    LEGAL PROCEEDINGS

The company is not a party to any litigation that, in the opinion of management, is likely to have a material adverse effect on the company’s financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Dean E. Taylor	54	Chief Executive Officer since March 2002. President and member of the Board of Directors since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Cliffe F. Laborde	51	Executive Vice President since 2000. Senior Vice President from 1992 to 2000. General Counsel since 1992.

Stephen W. Dick	53	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.

J. Keith Lousteau	55	Chief Financial Officer since 2000. Executive Vice President since 2003. Senior Vice President from 2000 to 2003. Vice President from 1987 to 2000. Treasurer since 1987.

Joseph M. Bennett	47	Vice President and Principal Accounting Officer since 2000. Corporate Controller since 1990.

There are no family relationships between the directors or executive officers of the company. The company’s officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 2003, there were approximately 1,716 record holders of the company’s common stock, based upon the record holder list maintained by the company’s stock transfer agent. The following table sets forth the high and low closing sale prices of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

Fiscal Year	Quarter	High	Low	Dividend
2003	First	$ 45.70	$ 32.60	$ .15
	Second	33.61	23.38	.15
	Third	33.72	23.59	.15
	Fourth	32.25	27.40	.15

2002	First	$ 51.23	$ 37.20	$ .15
	Second	39.55	24.13	.15
	Third	35.10	25.01	.15
	Fourth	43.40	30.10	.15

For information regarding shares of common stock authorized for issuance under the company’s equity compensation plans see Item 12 Security Ownership of Certain Beneficial Owners and Management.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2003	2002	2001(2)	2000(2)	1999(2)
Revenues:
Vessel revenues	$624,555	715,361	583,931	538,517	911,048
Other marine revenues	11,268	13,668	32,748	36,298	57,944

	$635,823	729,029	616,679	574,815	968,992

Net earnings	$88,630	136,159	86,143	76,590	210,719

Earnings per common share (1)	$1.57	2.41	1.53	1.37	3.68

Total assets	$1,849,578	1,669,370	1,505,492	1,432,336	1,394,458

Long-term debt	$139,000	54,000	—	—	—

Working capital	$141,225	152,891	205,000	328,856	198,532

Current ratio	2.95	3.07	3.45	5.39	3.41

Cash dividends declared per common share	$.60	.60	.60	.60	.60

(1)	All per share amounts were computed on a diluted basis.
(2)	During fiscal years 2001, 2000 and 1999, the company amortized goodwill in accordance with Accounting Principles Board Opinion No. 17. The company ceased amortizing goodwill effective fiscal 2002 in accordance with Statement of Financial Accounting Standard No. 142. Goodwill amortization expense for fiscal years 2001, 2000 and 1999 was $9.2 million or $.11 per share after tax for all three fiscal years. A discussion about goodwill appears in Item 7 and Note 1 of Notes to Consolidated Financial Statements.

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

Forward-looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and vessel overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial or economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. The company’s estimates and assumptions affect its recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and goodwill, and its provision for certain contingencies. The company evaluates the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to its attention that may vary its outlook for the future. Actual results may differ from these estimates under different assumptions.

Management suggests that the company’s Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The company believes the critical accounting policies that most impact the company’s consolidated financial statements are described below.

Revenue Recognition.    The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts often include escalation clauses to recover specific additional costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to one week. Marine vessel revenues are recognized on a daily basis throughout the contract period.

Receivables.    In the normal course of business, the company extends credit to its customers on a short-term basis. The company’s principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, the company routinely reviews its accounts receivable balances and makes adequate provisions for doubtful accounts.

The company self-insures potential hull damage and personal injury claims that may arise in the normal course of business. The company is exposed to insurance risks related to the company’s reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The company estimates the reinsurance recoverable amount it expects to receive and also estimates losses for claims that have occurred but have not been reported or not fully developed. The company also monitors its reinsurance recoverable balances regularly for possible reinsurance exposure and makes adequate provisions for doubtful reinsurance receivables. It is the company’s opinion that its accounts and reinsurance receivables have no impairment other than that for which provisions have been made.

Goodwill.    The company tests goodwill impairment annually at a reporting unit level, as required, using carrying amounts as of December 31. The company considers its reporting units to be its domestic and international operations. The implied fair value of the reporting unit is determined by discounting the projected future operating cash flows for the remaining average useful life of the assets within the reporting units by the company’s related cost of capital. Impairment is deemed to exist if the implied fair value of the reporting unit is less than the respective book value of the reporting unit, and in such case, an impairment loss would be recognized equal to the difference. There are many assumptions and estimates underlying the determination of the implied fair value of each reporting unit, such as, future expected utilization and average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

The company performed its annual impairment test as of December 31, 2002, and the test determined there was no goodwill impairment. At March 31, 2003, the company’s goodwill balance represented 18% of total assets and 24% of stockholders’ equity. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include significant adverse industry or economic changes, significant business interruption due to political unrest or terrorism, unanticipated competition that has the potential to dramatically reduce the company’s earning potential, legal issues, or the loss of key personnel.

Impairment of Long-Lived Assets.    The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset, based upon the company’s reasonable estimate of the remaining useful life of the asset, are compared with the amount recorded for the asset to determine if a write-down may be required. The company estimates cash flow based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the long-lived asset is reduced to the estimated fair value of the asset, based upon its estimated future discounted cash flows. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

Drydocking Costs.    The company expenses maintenance and repair costs as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original depreciable life that also has the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Major vessel modifications are capitalized and amortized over the remaining life of the equipment. The company schedules vessel drydockings when it is anticipated that the work can be performed. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

Vessel Acquisition and Construction Programs

On April 1, 2003, the company paid $79 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The cash sale was funded by a newly-placed $100 million term loan agreement with a group of banks that expires on July 31, 2004. The loan bears interest, at the company’s option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margin of .85%. The mix of vessels the company acquired consists of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with this acquisition, it was also agreed that, for a period of two years and subject to satisfactory performance, the company will provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates to be charged under the arrangement are based upon predetermined pricing criteria. The acquisition enhances the competitive posture of the company in providing anchor handling and towing-supply services in the Gulf of Mexico and better positions the company for an upturn in the domestic market.

On January 10, 2001 the company entered into agreements with three shipyards for the construction of seven large platform supply and five large anchor handling towing supply vessels. All of which are capable of working in most deepwater markets of the world. The total estimated cost for the vessels is approximately $344.2 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The new-build program was initiated in order to better serve the needs of the company’s customers in the deepwater markets of the world. Four of the platform supply vessels contracts were awarded to the company’s shipyard, Quality Shipyards, LLC, while the remaining eight vessels are being constructed at two shipyards in Far East Asia.

As of March 31, 2003, six of the seven large platform supply vessels have been delivered to the market for an approximate total cost of $145.7 million. Quality Shipyards, LLC delivered the first vessel to the market during the fourth quarter of fiscal 2002 and the remaining three throughout fiscal 2003. All four platform supply vessels constructed at Quality Shipyards, LLC were built to full Jones Act compliance. A shipyard in Singapore is still constructing one platform supply vessel. The Singapore shipyard delivered two vessels during the third quarter of fiscal 2003 and is expected to deliver the last vessel in April 2003. As of March 31, 2003, $17 million has been expended on the remaining platform supply vessel of the total estimated $17.4 million cost.

The five large anchor handling towing supply vessels under contract at a shipyard in Far East Asia are still under construction. Scheduled deliveries for the five vessels have been delayed. The company expects the first vessel to be delivered to the market in late calendar year 2003 while the remaining four vessels are expected to be delivered throughout calendar year 2004. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of March 31, 2003, $122.2 million has been expended on these five vessels of the total estimated $181.1 million of commitments.

The company is also committed to the construction of one large, North Sea-type platform supply vessel (which is being constructed in a Brazilian shipyard) and 10 next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $130.2 million. The company’s shipyard, Quality Shipyard, LLC, will construct three of the next generation supply vessels and two other shipyards will construct the remaining seven vessels. The 10 vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, these vessels are being constructed in order to replace older supply vessels. Scheduled delivery of the 11 vessels is expected to commence in April 2003 with final delivery in May 2004. As of March 31, 2003, $72.8 million has been expended on these vessels.

During fiscal 2002, the company announced that it was expanding its crewboat fleet. The company purchased 10 existing crewboats and assumed four new-build contracts from Crewboats, Inc., a privately held, leading independent provider of crewboat services in the Gulf of Mexico, for approximately $59.9 million. Two of the new-build vessels were delivered to the market during fiscal 2003 for an approximate total cost of $10.4 million. Scheduled delivery for the remaining two crewboats is expected to commence in June 2003 with final delivery in September 2003. No amounts have been expended on the remaining two crewboats of the total $10.4 million commitment cost, as the individual vessels’ purchase prices are due upon delivery of the respective vessels.

Also in fiscal 2002, the company committed $25.4 million to the construction of four, 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The first 175-foot crewboat was delivered to the market during the fourth quarter of fiscal 2003 for an approximate total cost of $6.4 million. The vessel was constructed at a U.S. shipyard that is currently constructing the remaining three vessels. Scheduled delivery for the three vessels is expected to commence in April 2003, with final delivery in September 2003. As of March 31, 2003, $1.4 million has been expended on the remaining three vessels.

During fiscal 2003, the company entered into an agreement with a shipyard in Holland to construct three water jet crewboats for an approximate cost of $2.7 million. Scheduled delivery for the three vessels is expected to begin in August 2003 with final delivery in October 2003. As of March 31, 2003, $.7 million has been expended on these vessels.

The table below summarizes the number of vessels that have been added to the company’s fleet during fiscal 2003 and 2002 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2003	2002
Deepwater vessels:
Anchor handling towing supply	—	2
Platform supply vessels	7	4
Replacement Fleet:
Platform supply vessels	3	—
Crew/utility:
Crewboats	3	14

Total number of vessels added to the fleet	13	20

The table below summarizes the various vessel commitments by vessel class and type as of March 31, 2003:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 3/31/03	Number of Vessels	Total Cost Commitment	Expended Through 3/31/03
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	5	$181,135	$122,205
Platform supply vessels	—	—	—	2	$ 34,382	$27,072
Replacement Fleet:
Platform supply vessels	10	$113,163	$62,766	—	—	—
Crewboats:
Crewboats—162-foot	2	$ 10,360	—	—	—	—
Crewboats—175-foot	3	$ 19,008	$1,373	—	—	—
Crewboats—Water Jet	—	—	—	3	$ 2,732	$672

Totals	15	$142,531	$64,139	10	$218,249	$149,949

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its revolving credit facility. Of the total $360.8 million of capital commitments for vessels currently under construction the company has expended $214.1 million as of March 31, 2003.

While the company has not formally committed to any future new build vessel contracts at the present time, other than what has been discussed above, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund significant capital expenditures over the next several years.

In addition to the vessel deliveries discussed above, during fiscal 2003, the company took delivery of two large deepwater platform supply vessels (one constructed in Brazil and the other in Norway) for approximately $36.8 million and took delivery of three 220-foot next generation platform supply vessels for approximately $36.6 million. The company also entered into an agreement to bareboat charter one large platform supply vessel.

In fiscal 2002, the company took delivery of three large platform supply vessels built in Norway for a total cost of $46.6 million. During the first quarter of fiscal 2002, the company finalized the cash purchase of two anchor handling towing supply vessels for $48 million. The three large platform supply vessels and two anchor handling towing supply vessels are specifically designed and equipped for deepwater work. Throughout fiscal 2002 the company constructed and took delivery of four large traditional crewboats that were built at U.S. shipyards for approximately $14.2 million.

During fiscal 2001, the company purchased eight vessels from The Sanko Steamship Co., Ltd. for $160 million in cash. Four of the vessels are large anchor handling towing supply vessels and four are large North Sea-type platform supply vessels. In addition, throughout fiscal 2001, the company purchased three large platform supply vessels for approximately $53.8 million.

Vessel Dispositions

During fiscal 2003, the company sold one deepwater platform supply vessel and one crewboat to one of its 49%-owned unconsolidated joint ventures for $18.8 million. The company financed the $16 million sale of the deepwater vessel, while the joint venture paid $2.8 million cash for the crewboat. The transactions resulted in a fiscal 2003 gain on sales of assets of $1.1 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $14.9 million.

During fiscal 2002, the company sold its 49% holding in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E., for approximately $3.5 million, resulting in a $1.6 million gain. As a result of the sale, the international towing-supply/supply vessel count decreased by five vessels.

During fiscal 2001, the company sold four vessels (two offshore tugs and two crewboats) to one of its 49%-owned unconsolidated joint ventures for $17 million, of which $9 million was financed by the company. The transaction resulted in a gain on asset sale of $1 million. Also during fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service (NMS), for approximately $31 million, resulting in a $16.8 million gain. The after-tax effect of the gain on the sale was $10.9 million, or $.19 per share. As a result of the sale, the joint venture vessel count decreased by 24 vessels.

During the same period the company was building new vessels, the company sold and/or scrapped 121 vessels between April 2000 and March 2003. The mix of vessels disposed of includes 58 towing-supply/supply vessels, 29 crew/utility vessels, 15 offshore tugs and 19 other vessels, primarily barges. Included in the vessel disposition count are the NMS and Maritide vessels discussed above.

Vessels Withdrawn from Service

The company withdraws from active service older, little-used vessels at which time the vessels are removed from the utilization statistics. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only. The company did not withdraw any vessel from active service during fiscal 2003. During fiscal 2002, the company withdrew 20 vessels, primarily towing supply/supply vessels, from active service. Eight vessels were withdrawn from active service during fiscal 2001. Vessels that are withdrawn from active service are intended to be sold. The company continues to dispose of its older vessels out of the active fleet and the withdrawn fleet that are not marketable due to obsolescence or are economically prohibitive to operate due to high repair costs.

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs; repair and maintenance; insurance; fuel, lube oil and supplies. Fleet size and utilization are the major factors that affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel’s age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expenses and depreciation expense) for the company’s vessel fleet for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

(In thousands)	2003	2002	2001
Revenues (A):
Vessel revenues:
United States	$103,368	203,648	197,660
International	521,187	511,713	386,271

	624,555	715,361	583,931
Other marine revenues	11,268	13,668	32,748

Total revenues	$635,823	729,029	616,679

Operating costs:
Vessel operating costs:
Crew costs	$195,404	204,081	183,502
Repair and maintenance	74,360	83,863	100,087
Insurance	20,743	21,094	20,035
Fuel, lube and supplies	31,099	31,712	29,140
Other	41,556	42,184	31,420

	363,162	382,934	364,184
Costs of other marine revenues	6,649	9,174	25,096

Total operating costs	$369,811	392,108	389,280

(A)	For fiscal 2003, 2002 and 2001, one customer accounted for 13%, 10% and 11%, respectively, of revenues.

Marine operating profit and other components of earnings before income taxes for the years ended March 31 consists of the following:

(In thousands)	2003	2002	2001
Vessel activity:
United States	$(15,380)	56,128	26,812
International	138,945	145,412	65,241

	123,565	201,540	92,053
Gain on sales of assets	6,162	6,380	22,750
Other marine services	4,168	4,042	7,137

Operating profit	133,895	211,962	121,940

Other income	6,343	6,313	19,701
Corporate expenses	(12,116)	(12,691)	(13,026)
Interest and other debt costs	(412)	(833)	(1,195)

Earnings before income taxes	$127,710	204,751	127,420

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $5.6 million of billings as of March 31, 2003, $4.9 million of billings as of March 31, 2002 and $7.0 million of billings as of March 31, 2001 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been reduced.

Comparison of Fiscal 2003 to Fiscal 2002

Fiscal 2003 results of operations decreased as compared to fiscal 2002 due to a weak natural gas market in the U.S. Gulf of Mexico. The company’s fiscal 2003 domestic results of operations were negatively affected by the retrenchment in development and capital expenditures in the U.S. Gulf of Mexico that began in fiscal 2002 and which is discussed in detail in the Comparison of Fiscal 2002 to Fiscal 2001 section below. Market conditions improved during fiscal 2003 as natural gas supplies declined due to a general reduction in drilling activity, drilling interruptions caused by Tropical Storm Isidore and Hurricane Lili in the Gulf of Mexico, and as a result of increased demand due to severe winter weather. All of these factors contributed to higher natural gas prices, but did not result in increased gas drilling in the Gulf of Mexico market. Although the reasons for the continuing low level of drilling and exploration activity are not fully known, the company believes that general uncertain economic conditions and concerns about the stability of natural gas prices are significant contributing factors. Nevertheless, current inventory levels for the resource continue to be tight and commodity prices continue to be at strong levels, which are positive indicators for increased drilling activity in the future. The company’s fiscal 2003 international results of operations benefited from attractive crude oil commodity prices and high consumer demand. Average day rates and utilization for the international vessel fleet remained relatively stable throughout fiscal 2003 although political unrest in Venezuela during the latter part of fiscal 2003 did have a slight negative impact on revenues. International vessel demand, which is primarily driven by crude oil production, is expected to remain steady as international exploration and production is expected to remain firm. The U.S. war with Iraq in the Middle East could obviously have an impact on future world oil supply and demand, but thus far has not had a significant impact on the company’s revenues.

Domestic-based vessel revenues decreased 49% as compared to fiscal 2002 due to lower utilization and average day rates. The company’s average day rates have not deteriorated to the low levels experienced during the last industry downturn due to management’s strategic decision to attempt to maintain high day rates at the expense of lower utilization. As a result of this decision, the vessel utilization rates in the U.S. Gulf of Mexico are the lowest the company has experienced in over a decade. Utilization and average day rates for the towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, decreased approximately 58% and 14%, respectively as compared to fiscal 2002. At March 31, 2002, the towing-supply/supply vessels experienced approximately 16% utilization and average day rates of approximately $5,940.

International-based vessel revenues increased a modest 2% as compared to fiscal 2002 due to higher average day rates and an increase in the number of active vessels operating internationally. A two month long general strike that shut down oil production in Venezuela that began in early December 2002 and lasted through early February 2003 which was led by the workers of the Venezuelan government-

owned company PDVSA had a slight negative impact on international revenues. In December 2002, the company had 11 vessels contracted with PDVSA. The majority of the vessels ceased operations during the work stoppage, but continued to earn revenue on a per day basis as stipulated in the charter hire agreements or as agreed to by PDVSA representatives. Venezuelan operations resulted in approximately $3.5 million of revenue during the strike. Total accounts receivable from PDVSA at March 31, 2003 were approximately $5.7 million.

In November 2000, the company purchased seven deepwater vessels that are currently fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. The bareboat charter agreements on six of the vessels will expire at various times over the next year, although in one of the agreements, the charter party has the option to extend the contract for an additional two years. The remaining vessel has a contractual obligation that expires within four years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that the company has under bareboat contracts, only revenue and depreciation expense are recorded related to the vessels’ activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For fiscal year ended March 31, 2003, the seven bareboat chartered deepwater vessels experienced 100% utilization and average day rates of approximately $6,500. The international-based deepwater vessel fleet, excluding the bareboat chartered vessels discussed above, experienced approximately 83% utilization and average day rates of approximately $13,500 for the fiscal year ended March 31, 2003.

Operating profit for fiscal 2003 decreased 37% as compared to fiscal 2002 primarily as a result of decreases in domestic-based vessel revenues. Domestic operating profit decreased most dramatically due to a weak natural gas market in the U.S. Gulf of Mexico. Domestic-based operating costs decreased 26% during fiscal 2003 due to general cost cutting measures that were implemented which resulted in a reduction of domestic crew and a decrease in the number of vessel drydockings performed. In addition, the reduction in business activity reduced fuel, lube and supplies costs and other vessel operating cost. During fiscal 2003, international-based operating profit decreased 4% as compared to fiscal 2002 due to a slight decrease in utilization, the negative effects of the two month long work stoppage in Venezuelan operations, and also due to a slight increase in international operating costs, primarily crew costs and fuel, lube and supply costs. Fiscal 2003’s gain on sales of assets was lower as compared to fiscal 2002 due to fewer vessels sales. Fiscal 2002 gain on sales of assets included a $3.3 million writedown in the carrying value of certain vessels. The writedowns were a result of reviewing the recoverability of the carrying values of the vessels that were withdrawn from active service.

Comparison of Fiscal 2002 to Fiscal 2001

Fiscal 2002 results of operations surpassed those achieved in fiscal 2001 due to strengthened world crude oil commodity prices. Throughout fiscal 2002, OPEC adjusted crude oil production levels and successfully negotiated with several non-OPEC oil producing countries to adjust their respective production levels in order to help stabilize and maintain crude oil commodity prices at levels that would sustain growth. The higher crude oil prices resulted in international offshore drilling, exploration and production companies increasing their capital spending budgets. International vessel demand, which is primarily driven by crude oil production, increased throughout fiscal 2002 as a result of the improved international market conditions. Domestic vessel demand, which is primarily driven by natural gas production, declined steadily throughout fiscal 2002 as exploration and production companies operating in the U.S. Gulf of Mexico reduced their capital investments in the Gulf. The high offshore rig fleet utilization rates achieved during fiscal 2001 began to steadily decrease during the second quarter of fiscal 2002 and continued to decrease throughout the remainder of fiscal 2002 on the news that inventory levels for natural gas were increasing as a result of unseasonably moderate weather and economic slowdowns in the United States and globally. The company’s depressed vessel utilization rates in the U.S. Gulf of Mexico were the lowest the company has experienced in well over a decade.

During fiscal 2002, international-based vessel revenues increased 32% as compared to fiscal 2001 due to higher average day rates, utilization, and an increase in the number of active vessels in the international-based fleet. The number of active vessels in the international fleet increased as a result of an aggressive deepwater vessel acquisition and construction program that began during fiscal 2001. Seventeen deepwater vessels have been added to the company’s fleet since the beginning of fiscal 2001, seven of which were fulfilling bareboat contractual obligations that existed at the time the vessels were purchased. For fiscal years ended March 31, 2002 and 2001 the seven bareboat chartered deepwater vessels experienced 100% utilization and average day rates of $6,150. The international-based deepwater vessel fleet, excluding the bareboat chartered vessels discussed above, experienced approximately 89% utilization and average day rates of approximately $13,300 for the year ended March 31, 2002.

Fiscal 2002 domestic-based vessel revenues increased slightly as compared to fiscal 2001 as a result of higher average day rates. Average day rates increased due to strong demand for the company’s vessels in the U.S. Gulf of Mexico during the first quarter of fiscal 2002 that continued from fiscal 2001. However, during the second quarter of fiscal 2002, vessel demand began to decrease and continued to decrease throughout the remainder of the fiscal year as offshore drilling and exploration in the U.S. Gulf of Mexico waned. The company was able to achieve solid average day rates throughout fiscal 2002, although it did experience deterioration in vessel utilization throughout fiscal 2002. At March 31, 2002, the towing-supply/supply vessels, the company’s largest major income producing asset in the U.S. Gulf of Mexico, experienced approximately 25% utilization and average day rates of approximately $6,500.

Operating profit for fiscal 2002 increased 74% as compared to fiscal 2001 as a result of increases in vessel revenues. Crew costs increased during fiscal 2002 as a result of better market conditions and additional vessels in the international areas of operations. Repair and maintenance costs decreased from the fiscal 2001 level as fiscal 2001 included an unusually high number of drydockings resulting from an intense drydocking program the company initiated in order to ready its equipment for an expected improvement in demand for its vessels. Included in fiscal 2002’s gain on sales of assets is a $1.6 million gain from the sale of the company’s 49% holding in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E., for approximately $3.5 million and a $3.3 million writedown in the carrying values of certain vessels that were withdrawn from active service and held for sale. The writedown is a result of reviewing the recoverability of the carrying values of the vessels that were withdrawn from active service. Fiscal year 2001’s gain on sales of assets included a $16.8 million gain on the sale of the company’s 40% holding in its unconsolidated marine joint venture, National Marine Service. Fiscal 2002 other income decreased as compared to fiscal 2001 because the company had less excess cash invested in short-term, interest-bearing securities than the previous fiscal year as a result of the use of the funds for vessel acquisition and new-build programs.

Vessel Class Statistics

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

UTILIZATION:

Fiscal Year 2003	First	Second	Third	Fourth	Year

Domestic-based fleet:
Deepwater vessels	91.0%	78.4	95.3	90.9	89.1
Towing-supply/supply	22.8	20.2	24.0	18.2	21.3
Crew/utility	66.8	66.7	78.4	71.3	70.8
Offshore tugs	24.2	21.8	45.3	23.2	28.5
Total	32.5%	30.9	39.9	31.8	33.8
International-based fleet:
Deepwater vessels	87.3%	89.3	87.7	85.8	87.5
Towing-supply/supply	79.9	78.1	79.3	76.4	78.5
Crew/utility	81.5	82.2	81.0	78.7	80.6
Offshore tugs	65.7	74.6	60.6	62.7	65.9
Other	56.0	55.7	50.5	51.5	53.5
Total	77.2%	77.5	76.0	74.2	76.2
Worldwide fleet:
Deepwater vessels	87.6%	87.8	88.8	86.6	87.7
Towing-supply/supply	59.5	57.9	60.0	56.1	58.4
Crew/utility	76.1	76.6	80.1	76.0	77.1
Offshore tugs	48.9	53.6	54.7	47.7	51.2
Other	56.0	55.7	50.5	51.5	53.5
Total	62.3%	62.3	64.2	60.4	62.3

Fiscal Year 2002	First	Second	Third	Fourth	Year

Domestic-based fleet:
Deepwater vessels	100.0%	100.0	100.0	100.0	100.0
Towing-supply/supply	71.5	59.3	40.2	27.8	50.4
Crew/utility	91.4	93.2	84.9	70.3	84.0
Offshore tugs	38.1	42.6	48.8	31.1	40.2
Other	22.0	47.7	57.2	57.4	43.5
Total	66.7%	61.1	51.8	37.9	54.6
International-based fleet:
Deepwater vessels	95.6%	92.5	90.8	89.2	92.0
Towing-supply/supply	74.5	77.3	82.4	81.3	78.8
Crew/utility	88.7	84.0	90.2	86.0	87.2
Offshore tugs	70.9	70.1	75.9	70.4	71.8
Other	46.9	56.0	67.0	67.1	58.7
Total	75.2%	76.8	82.3	80.3	78.6
Worldwide fleet:
Deepwater vessels	96.0%	93.1	91.5	90.0	92.6
Towing-supply/supply	73.4	70.7	67.2	62.4	68.6
Crew/utility	89.6	86.9	88.1	79.9	86.1
Offshore tugs	56.9	58.4	64.4	53.5	58.3
Other	41.5	54.0	64.4	66.7	55.7
Total	72.3%	71.4	71.5	65.9	70.3

Fiscal Year 2001	First	Second	Third	Fourth	Year

Domestic-based fleet:
Deepwater vessels	98.5%	100.0	88.7	98.9	96.7
Towing-supply/supply	56.1	63.3	63.4	68.1	62.7
Crew/utility	86.9	89.2	93.0	87.5	89.1
Offshore tugs	33.5	40.6	32.4	37.1	35.9
Other	30.7	23.9	11.2	27.2	23.2
Total	56.0%	61.7	59.9	63.7	60.3
International-based fleet:
Deepwater vessels	70.3%	81.4	79.0	93.8	84.1
Towing-supply/supply	76.9	75.4	80.6	76.6	77.4
Crew/utility	93.9	91.5	95.3	88.5	92.3
Offshore tugs	66.8	67.3	72.8	64.5	67.8
Other	42.4	47.0	49.7	41.1	45.1
Total	74.5%	74.1	78.8	74.8	75.5
Worldwide fleet:
Deepwater vessels	78.8%	86.6	80.5	94.3	86.4
Towing-supply/supply	68.7	70.8	74.0	73.5	71.7
Crew/utility	91.5	90.7	94.5	88.2	91.2
Offshore tugs	51.9	55.0	54.2	52.2	53.3
Other	39.9	42.0	41.1	37.8	40.3
Total	67.5%	69.4	71.8	70.8	69.9

AVERAGE DAY RATES:

Fiscal Year 2003	First	Second	Third	Fourth	Year

Domestic-based fleet:
Deepwater vessels	$13,506	12,745	13,081	13,867	13,332
Towing-supply/supply	6,116	6,059	5,802	5,979	5,984
Crew/utility	2,734	2,665	2,567	2,602	2,638
Offshore tugs	7,485	6,415	6,355	7,532	6,839
Total	$5,232	5,082	5,132	5,357	5,196
International-based fleet:
Deepwater vessels	$11,540	11,446	11,406	10,887	11,308
Towing-supply/supply	6,471	6,271	6,314	6,347	6,363
Crew/utility	2,916	2,843	2,764	2,878	2,833
Offshore tugs	4,451	4,578	3,844	4,013	4,243
Other	854	907	1,052	825	912
Total	$5,744	5,629	5,640	5,668	5,670
Worldwide fleet:
Deepwater vessels	$11,722	11,602	11,670	11,370	11,582
Towing-supply/supply	6,423	6,245	6,243	6,306	6,314
Crew/utility	2,857	2,787	2,695	2,785	2,769
Offshore tugs	5,060	4,877	4,653	4,667	4,812
Other	854	907	1,052	825	912
Total	$5,655	5,540	5,537	5,614	5,586

Fiscal Year 2002	First	Second	Third	Fourth	Year

Domestic-based fleet:
Deepwater vessels	$11,756	11,774	11,761	12,164	11,864
Towing-supply/supply	7,181	7,042	6,631	6,552	6,951
Crew/utility	2,838	2,948	3,089	2,885	2,951
Offshore tugs	8,160	7,467	6,131	7,625	7,259
Other	1,427	1,467	1,490	1,822	1,490
Total	$6,437	6,088	5,255	5,491	5,895
International-based fleet:
Deepwater vessels	$9,936	10,778	11,763	11,408	10,975
Towing-supply/supply	5,774	5,971	6,140	6,447	6,085
Crew/utility	2,385	2,479	2,622	2,757	2,561
Offshore tugs	4,799	4,682	4,566	4,502	4,639
Other	953	1,070	1,148	1,558	1,195
Total	$5,163	5,346	5,496	5,709	5,430
Worldwide fleet:
Deepwater vessels	$10,091	10,864	11,764	11,472	11,050
Towing-supply/supply	6,276	6,299	6,245	6,464	6,316
Crew/utility	2,537	2,640	2,803	2,800	2,699
Offshore tugs	5,765	5,541	5,073	5,285	5,410
Other	1,007	1,155	1,227	1,566	1,242
Total	$5,568	5,565	5,434	5,667	5,555

Fiscal Year 2001	First	Second	Third	Fourth	Year

Domestic-based fleet:
Deepwater vessels	$11,622	11,643	11,530	11,760	11,634
Towing-supply/supply	3,659	4,248	5,897	6,717	5,172
Crew/utility	2,046	2,197	2,544	2,724	2,373
Offshore tugs	6,235	5,927	6,298	6,902	6,325
Other	1,305	1,643	1,434	2,071	1,630
Total	$3,735	4,169	5,306	5,967	4,803
International-based fleet:
Deepwater vessels	$7,413	8,954	8,633	8,270	8,366
Towing-supply/supply	4,985	4,981	5,095	5,482	5,137
Crew/utility	2,237	2,246	2,244	2,334	2,264
Offshore tugs	3,814	4,224	4,226	4,662	4,223
Other	1,624	1,318	1,362	974	1,335
Total	$4,173	4,245	4,391	4,841	4,415
Worldwide fleet:
Deepwater vessels	$8,992	9,827	9,148	8,619	9,040
Towing-supply/supply	4,558	4,727	5,361	5,908	5,149
Crew/utility	2,173	2,229	2,346	2,467	2,301
Offshore tugs	4,516	4,804	4,796	5,378	4,867
Other	1,572	1,357	1,366	1,163	1,373
Total	$4,035	4,220	4,674	5,202	4,539

The average age of the company’s owned or chartered vessel fleet is approximately 20 years. The average age for the 54 vessels that the company acquired or constructed in the last three years, which was discussed in the “Vessel Acquisition and Construction Programs” section, is three years. The remaining 435 vessels have an average age of 22 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2003 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,

	2003	2003	2002	2001

Domestic-based fleet:
Deepwater vessels	6	4	2	2
Towing-supply/supply	100	101	106	118
Crew/utility	30	32	29	26
Offshore tugs	24	25	29	32
Other	—	—	7	9

Total	160	162	173	187

International-based fleet:
Deepwater vessels	28	26	24	12
Towing-supply/supply	186	185	188	188
Crew/utility	56	56	51	48
Offshore tugs	39	39	39	38
Other	20	24	26	31

Total	329	330	328	317

Owned or chartered vessels included in marine revenues	489	492	501	504
Vessels withdrawn from active service	26	34	37	44
Joint-venture and other	30	29	28	35

Total	545	555	566	583

During fiscal 2003, the company took delivery of seven large deepwater platform supply vessels, three 220-foot platform supply vessels, three crewboats and entered into an agreement to bareboat charter one large platform supply vessel. Excluding the two vessels sold to one of the company’s 49%-owned unconsolidated joint venture, the company sold and/or scrapped 24 vessels during fiscal 2003. The mix of vessels disposed of includes 12 towing-supply/supply vessels, three offshore tugs, five crew/utility vessels and four other type vessels.

Included in the domestic-based crew/utility vessel count for fiscal 2002 are 10 crewboat vessels purchased in September 2001. Three of the four large, traditional crewboats that the company constructed and took delivery of at various times throughout fiscal 2002 are included in the international-based crew/utility vessel count.

During fiscal 2002, the company took delivery of four large platform supply vessels and finalized the purchase of two anchor handling towing supply vessels. During fiscal 2001, the company purchased four anchor handling towing supply vessels and four large platform supply vessels from the Sanko Steamship Co., Ltd. and also purchased an additional three large platform supply vessels.

During fiscal 2002, the company sold its 49% holding in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E. As a result of the sale, the international towing-supply/supply vessel count decreased by five vessels. Also, during fiscal 2002, the company withdrew from active service 20 older, little-used vessels, primarily towing-supply/supply vessels. Nine vessels were withdrawn from the domestic market and 11 were withdrawn from the international market. The company sold and/or scrapped 31 vessels throughout fiscal 2002. The mix of vessels disposed of includes nine towing-supply/supply vessels, four crew/utility vessels, seven offshore tugs and 11 other vessels, primarily barges.

During fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service. As a result of the sale, the joint venture vessel count decreased by 24 vessels. Also during fiscal 2001, the company sold four vessels (two offshore tugs and two crew boats) to its 40%-owned unconsolidated joint venture, Sonatide Marine, Ltd. The company withdrew from active service eight vessels during fiscal 2001. In addition, the company sold and/or scrapped 37 vessels throughout fiscal 2001. The mix of vessels disposed of includes 14 towing-supply/supply vessels, 16 crew/utility vessels, three offshore tugs and four other vessels, primarily barges.

General and Administrative Expenses

Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(In thousands)	2003	2002	2001

Personnel	$38,799	39,880	40,214
Office and property	12,146	11,893	10,983
Sales and marketing	4,521	4,809	4,793
Professional service	5,420	5,380	4,262
Other	4,520	4,889	5,253

	$65,406	66,851	65,505

General and administrative expenses for fiscal 2003 decreased as compared to fiscal 2002 due to the retrenchment in the domestic natural gas market. Fiscal 2002 general and administrative costs increased 2% as compared to fiscal 2001 due to an improving business environment in the international market.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Variations from year-to-year in these items are primarily the result of market conditions. As a result of recent vessel purchases and cash expenditures for vessel construction programs, the company’s cash balances at March 31, 2003 and 2002 are at considerably reduced levels compared to March 31, 2001. Cash from operations, in combination with an available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At March 31, 2003, $61 million of the company’s $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently at $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Net cash provided by operating activities for any fiscal year will fluctuate according to the level of business activity for the applicable year. Fiscal year 2003 net cash provided by operating activities was slightly higher than the previous fiscal year due primarily to an increase in accounts receivable collections.

Investing activities for fiscal 2003 used approximately $255.9 million of cash. Proceeds from the sale of assets totaling $13.7 million decreased as compared to fiscal 2002 due to fewer vessel sales. Sale proceeds were offset by additions to properties and equipment totaling $269.6 million which was comprised of $238.3 million for the construction of offshore marine vessels, $30 million in capitalized repairs, maintenance and vessel enhancements, and $1.3 million in other properties and equipment purchases. Additions to properties and equipment were lower in fiscal 2003 as compared to fiscal 2002 primarily due to fewer vessel acquisitions and less capital spending on vessels under construction during the current fiscal year as disclosed in the “Vessel Acquisition and Construction Programs” section of Item 7.

Investing activities for fiscal 2002 used approximately $300.2 million of cash. Proceeds from the sale of assets totaling $17.5 million decreased as compared to fiscal 2001 due to fewer vessels sales. Sale proceeds were offset by additions to properties and equipment totaling $317.9 million which was comprised of $300.7 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor handling towing supply vessels and 11 large crewboats, and $17.2 million in capitalized repairs and maintenance. Additions to properties and equipment were higher in fiscal 2002 as compared to fiscal 2001 primarily because of the continuation in capital spending for various vessel construction programs and due to the purchase of several crewboat vessels.

Investing activities for fiscal 2001 used approximately $258.9 million of cash. Proceeds from the sale of assets totaling $46.6 million decreased as compared to fiscal 2000 primarily due to fewer vessels being sold. Included in fiscal 2001 proceeds on the sale of assets is approximately $31 million from the sale of the company’s 40% interest in its unconsolidated marine joint venture company, National Marine Service, and $15.6 million from the sale and/or scrapping of 37 vessels during the year. Sale proceeds were offset by additions to properties and equipment totaling $302.8 million which was comprised of $286.4 million for the construction of offshore marine vessels and the acquisition of 11 vessels and $13.6 million of capitalized repairs and maintenance.

Fiscal 2003 financing activities provided $59.8 million of cash, which included $110 million of credit facility borrowings that were offset by repayment of debt of $25 million. The company used its credit facility borrowings to help finance the company’s various vessel construction programs and vessel acquisitions as disclosed in the “Vessel Acquisition and Construction Programs” section of Item 7. The company also used $33.9 million of cash for the payment of quarterly common stock dividends of $.60 per share.

Fiscal 2002 financing activities provided $22.6 million of cash, which included $74 million of credit facility borrowings that were offset by repayments of debt of $20 million. Borrowings were used to help finance the company’s various vessel construction programs and vessel acquisitions. The company also used $33.7 million of cash for the payment of quarterly common stock dividends of $.60 per share. Fiscal 2001 financing activities used $26 million of cash primarily for payment of quarterly common stock dividends.

Interest and debt costs incurred, net of interest capitalized, for fiscal 2003, 2002 and 2001 was approximately $.4 million, $.8 million and $1.2 million, respectively. Interest costs capitalized during fiscal 2003 and 2002 was approximately $2.8 million and $1 million, respectively. No interest costs were capitalized during fiscal 2001.

While the company has not formally committed to any future new build vessel contracts at the present time, other than what has been discussed in the “Vessel Acquisition and Construction Programs” section of Item 7, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund significant capital expenditures over the next several years.

During the ongoing examinations of the company’s income tax returns covering fiscal years 1999 and 2000, the Internal Revenue Service (IRS) has informed the company that it intends to raise certain issues concerning the depreciation methods historically utilized by the company and the entire offshore marine support industry. The IRS position, if ultimately proposed and sustained, could result in additional income tax due approximating $28.5 million related to fiscal years 1999 and 2000. Additionally, if the IRS were also to successfully propose a second adjustment covering the cumulative effect of such a depreciation method change, then a further additional income tax of $25.5 million could also be due related to fiscal years prior to 1999.

Such additional taxes due, if any, would result in a reclassification of a previously recorded non-current deferred income tax liability to a current income tax payable. Other than a charge for interest related to amounts due, if any, this issue would have no effect on the company’s statement of earnings. The company intends to vigorously contest any audit deficiency when issued by the IRS and believes that any final outcome of this controversy will not have a material adverse effect on its financial position or results of operations.

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations at March 31, 2003.

(In thousands)	Payments Due by Period
Contractual Obligation	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	$139,000	—	139,000	—	—

Operating Leases (A)	$15,062	3,990	6,200	2,093	2,779

Vessel Construction Obligations	$146,963	130,427	16,536	—	—

Total	$301,025	134,417	161,736	2,093	2,779

(A)	Operating leases include only non-cancelable lease obligations greater than one year.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the statement relating to the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” shall be reclassified. There was no impact to the company’s financial condition or results of operations with the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. There was no impact to the company’s financial statements with the adoption of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The company continues to use the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25; therefore, the alternate methods of transition do not apply. The company has adopted the SFAS No. 148 disclosure requirement.

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

At March 31, 2003 the company had $139 million of debt outstanding. The outstanding debt represents unsecured borrowings from the company’s revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.03 to 2.41 percent. Monies were borrowed under the revolving credit facility to finance the company’s new-build program previously disclosed. Interest expense associated with the borrowings is being capitalized. A one percentage point change in market interest rate of the company’s debt at March 31, 2003 would change the company’s interest costs by $1.4 million annually.

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

The company had no spot contracts outstanding at March 31, 2003, 2002 and 2001. The company had no derivative financial instruments outstanding at March 31, 2003 that qualified as a hedge instrument. At March 31, 2002 the company had five forward currency derivative contracts outstanding totaling

$11.5 million. The company had one forward contract outstanding totaling $11 million that qualified as a hedge instrument at March 31, 2001. For full disclosure on the company’s derivative financial instruments see Note 9 of Notes to Consolidated Financial Statements.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the company is incorporated by reference from the company’s definitive proxy statement to be filed on or before July 29, 2003. For information regarding executive officers of the company, see Item 4A of this report.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2003 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A) (C)
Equity compensation plans approved by shareholders	4,330,482		35.93	1,568,172	(1)
Equity compensation plans not approved by shareholders	—		—	222,352	(2)

Balance at March 31, 2003	4,330,482	(3)	35.93	1,790,524

(1)	Includes 21,338 shares available for grant under the company’s 1997 Stock Incentive Plan that could be issued as restricted stock and up to 300,000 shares that could be issued as restricted stock or other non-option award under the company’s 2001 stock incentive plan.
(2)	All of such shares are issuable as restricted stock under the company’s Employee Restricted Stock Plan. See the description of the employee Restricted Stock Plan included in Note 7 of Notes to Consolidated Financial Statements.
(3)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2003, these shares would represent 7% of the then total outstanding common shares of the company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference from the proxy statement described in Item 10 of this report.

ITEM 14.    CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the company evaluated, under the supervision and with the participation of the company’s management, including the company’s President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the company’s President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files with the Securities and Exchange Commission. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the company carried out its evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.	Financial Statements and Schedules

The Consolidated Financial Statements and Schedule of the company listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this report.

B.	Reports on Form 8-K

1.	The company filed a report on Form 8-K dated January 21, 2003. Under Item 9, the company filed as exhibits to this Form 8-K certifications, required under Section 906 of the Sarbanes-Oxley, of its chief executive officer and chief financial officer to its Quarterly Report on Form 10-Q for the period ended December 31, 2002.

2.	The company’s report on Form 8-K dated February 20, 2003 reports under Item 9 that the company entered into an agreement with ENSCO International Incorporated to acquire ENSCO’s 27-vessel Gulf of Mexico based marine fleet. The transaction is subject to regulatory review and is expected to close in early April 2003.

3.	The company’s report on Form 8-K dated March 31, 2003 reports under Item 9 that the company and ENSCO International Incorporated received Hart-Scott-Rodino clearance for the closing of the sale of ENSCO’s 27-vessel fleet to Tidewater and that all other conditions related to the sale were satisfied.

C.	Exhibits

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

3	(a)	- Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993).

3	(b)	- Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b) to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).

4	(a)	- Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

10	(a)	- $200,000,000 Revolving Credit and Term Loan Agreement dated April 26, 2001.

10	(b)

-   Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company’s annual report on Form 10-K for the fiscal year ended March 31, 1991).

10	(c)	- Tidewater Inc. Amended and Restated 1992 Stock Option and Restricted Stock Plan dated July 27, 2000.

10	(d)

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

-   Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 21, 2002 (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002).

10	(h)

-   Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc., effective October 1, 1999 (filed with the Commission as Exhibit 10(h) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

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

*10	(m)	- $100,000,000 Term Loan Agreement dated March 28, 2003.

10	(n)

-   Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s report on Form 10-Q for the quarter ended December 31, 2002).

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

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2003.

TIDEWATER INC. (Registrant)

By:	/s/ Dean E. Taylor
Dean E. Taylor President, Chief Executive Officer and Director

By:	/s/ J. Keith Lousteau
J. Keith Lousteau Executive Vice President and Chief Financial Officer

By:	/s/ Joseph M. Bennett
Joseph M. Bennett Vice President and Corporate Controller (Principal Accounting Officer)

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 22, 2003.

/s/ William C. O’Malley	/s/ Paul W. Murrill
William C. O’Malley Chairman of the Board	Paul W. Murrill

/s/ Robert H. Boh	/s/ Richard A. Pattarozzi
Robert H. Boh	Richard A. Pattarozzi

/s/ Arthur R. Carlson	/s/ Lester Pollack
Arthur R. Carlson	Lester Pollack

/s/ Jon C. Madonna	/s/ J. Hugh Roff, Jr.
Jon C. Madonna	J. Hugh Roff, Jr.

/s/ Dean E. Taylor	/s/ Donald G. Russell
Dean E. Taylor	Donald G. Russell

CEO CIVIL CERTIFICATION

I, Dean E. Taylor, certify that:

1.	I have reviewed this annual report on Form 10-K of Tidewater Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003	/S/ DEAN E. TAYLOR
Dean E. Taylor President and Chief Executive Officer

CFO CIVIL CERTIFICATION

I, J. Keith Lousteau, certify that:

1.	I have reviewed this annual report on Form 10-K of Tidewater Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003	/S/ J. KEITH LOUSTEAU
J. Keith Lousteau Executive Vice President and Chief Financial Officer

TIDEWATER INC.

Annual Report on Form 10-K

Items 8, 14(a), and 14(d)

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Tidewater Inc.

We have audited the accompanying consolidated balance sheets of Tidewater Inc. as of March 31, 2003 and 2002 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidewater Inc. at March 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 in the year ended March 31, 2002.

ERNST & YOUNG LLP

New Orleans, Louisiana

April 21, 2003

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and 2002

(In thousands)

ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$17,767	11,882
Trade and other receivables, less allowance for doubtful accounts of $7,304 in 2003 and $7,944 in 2002	160,773	182,592
Marine operating supplies	31,277	28,071
Other current assets	3,675	4,036

Total current assets	213,492	226,581

Investments in, at equity, and advances to unconsolidated companies	27,445	13,722
Properties and equipment:
Vessels and related equipment	2,077,034	1,855,182
Other properties and equipment	41,403	41,860

	2,118,437	1,897,042
Less accumulated depreciation	952,516	898,631

Net properties and equipment	1,165,921	998,411

Goodwill	328,754	328,754
Other assets	113,966	101,902

Total assets	$1,849,578	1,669,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	60,968	61,809
Accrued property and liability losses	9,648	9,737
Income taxes	1,650	2,144

Total current liabilities	72,266	73,690

Long-term debt	139,000	54,000
Deferred income taxes	199,543	173,422
Accrued property and liability losses	34,148	34,025
Other liabilities and deferred credits	53,226	48,415
Stockholders’ equity	1,351,395	1,285,818

Total liabilities and stockholders’ equity	$1,849,578	1,669,370

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2003, 2002, and 2001

(In thousands, except share and per share data)

	2003	2002	2001
Revenues:
Vessel revenues	$624,555	715,361	583,931
Other marine revenues	11,268	13,668	32,748

	635,823	729,029	616,679

Costs and expenses:
Vessel operating costs	363,162	382,934	364,184
Costs of other marine revenues	6,649	9,174	25,096
Depreciation and amortization	83,153	78,132	79,527
General and administrative	65,406	66,851	65,505

	518,370	537,091	534,312

	117,453	191,938	82,367
Other income (expenses):
Foreign exchange gain (loss)	(2,896)	(843)	297
Gain on sales of assets	6,162	6,380	22,750
Equity in net earnings of unconsolidated companies	5,689	4,977	6,994
Minority interests	(78)	(199)	127
Interest and miscellaneous income	1,792	3,331	16,080
Interest and other debt costs	(412)	(833)	(1,195)

	10,257	12,813	45,053

Earnings before income taxes	127,710	204,751	127,420
Income taxes	39,080	68,592	41,277

Net earnings	$88,630	136,159	86,143

Earnings per common share	$1.57	2.43	1.55

Diluted earnings per common share	$1.57	2.41	1.53

Weighted average common shares outstanding	56,413,856	56,054,797	55,741,624
Incremental common shares from stock options	188,774	333,537	525,735

Adjusted weighted average common shares	56,602,630	56,388,334	56,267,359

Cash dividends declared per common share	$.60	.60	.60

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2003, 2002 and 2001

(In thousands)

	Common Stock	Additional paid-in capital	Retained earnings	Deferred compensation- restricted stock	Accumulated Other Comprehensive Income	Grantor Trust Stock Ownership Program (GSOP)	Total
Balance at March 31, 2000	$6,056	293,617	932,008	(2,287)	(9,904)	(105,289)	1,114,201
Net earnings	—	—	86,143	—	—	—	86,143
Currency translation adjustments	—	—	—	—	—	—	—
Unrealized losses on available-for- sale securities	—	—	—	—	(147)	—	(147)
Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(877)	—	(877)

Comprehensive income							85,119

Issuance of restricted stock	—	(2)	—	—	—	138	136
Exercise of stock options	(1)	2,019	—	—	—	7,683	9,701
Cash dividends declared	—	—	(33,481)	—	—	—	(33,481)
Issuance of common shares	—	682	—	—	—	850	1,532
Other	—	2	—	1,130	—	—	1,132

Balance at March 31, 2001	$6,055	296,318	984,670	(1,157)	(10,928)	(96,618)	1,178,340
Net earnings	—	—	136,159	—	—	—	136,159
Currency translation adjustments	—	—	—	—	2	—	2
Unrealized losses on available-for- sale securities	—	—	—	—	(366)	—	(366)
Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(269)	—	(269)

Comprehensive income							135,526

Issuance of restricted stock	4	1,589	—	(1,593)	—	—	—
Exercise of stock options	—	407	—	—	—	2,079	2,486
Cash dividends declared	—	—	(33,656)	—	—	—	(33,656)
Issuance of common shares	—	1,120	—	—	—	1,077	2,197
Other	(1)	(231)	—	1,157	—	—	925

Balance at March 31, 2002	$6,058	299,203	1,087,173	(1,593)	(11,561)	(93,462)	1,285,818
Net earnings	—	—	88,630	—	—	—	88,630
Currency translation adjustments	—	—	—	—	1	—	1
Unrealized gains on available-for- sale securities	—	—	—	—	(337)	—	(337)
Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(585)	—	(585)

Comprehensive income							87,709

Issuance of restricted stock	—	(55)	—	—	—	—	(55)
Exercise of stock options	—	1,588	—	—	—	7,951	9,539
Cash dividends declared	—	—	(33,880)	—	—	—	(33,880)
Issuance of common shares	—	804	—	—	—	1,014	1,818
Other	—	—	—	446	—	—	446

Balance at March 31, 2003	$6,058	301,540	1,141,923	(1,147)	(12,482)	(84,497)	1,351,395

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
Operating activities:
Net earnings	$88,630	136,159	86,143
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	83,153	78,132	79,527
Provision for deferred income taxes	6,123	12,422	8,934
Gain on sales of assets	(6,162)	(6,380)	(22,750)
Equity in earnings of unconsolidated companies, less dividends	1,618	2,598	(2,408)
Minority interests, less dividends	(224)	65	(322)
Compensation expense—restricted stock	446	1,157	1,130
Tax benefit on stock compensation	1,099	407	2,261
Changes in assets and liabilities, net:
Trade and other receivables	22,058	(23,588)	(9,085)
Marine operating supplies	(3,206)	527	(3,175)
Other current assets	361	93	(1,739)
Accounts payable and accrued expenses	(565)	(6,019)	14,093
Accrued property and liability losses	(328)	2,823	2,710
Other, net	8,997	(4,083)	(2,142)

Net cash provided by operating activities	202,000	194,313	153,177

Investing activities:
Proceeds from sales of assets	13,689	17,496	46,578
Additions to properties and equipment	(269,620)	(317,907)	(302,793)
Other	—	195	(2,680)

Net cash used in investing activities	(255,931)	(300,216)	(258,895)

Financing activities:
Principal payments on debt	(25,000)	(20,000)	—
Debt borrowings	110,000	74,000	—
Proceeds from issuance of common stock	8,695	2,287	7,442
Cash dividends	(33,880)	(33,656)	(33,481)
Other	1	1	—

Net cash provided by (used in) financing activities	59,816	22,632	(26,039)

Net change in cash and cash equivalents	5,885	(83,271)	(131,757)
Cash and cash equivalents at beginning of year	11,882	95,153	226,910

Cash and cash equivalents at end of year	$17,767	11,882	95,153

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,156	1,479	1,049
Income taxes	$31,983	60,100	23,559

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003, 2002, and 2001

(1)    Summary of Significant Accounting Policies

Nature of Operations

The company provides services and equipment to the offshore energy industry through the operation of the world’s largest fleet of offshore service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level for the vessel fleet, which is ultimately dependent upon oil and natural gas prices that, in turn, are determined by the supply/demand relationship for oil and natural gas.

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

Years
Marine equipment (from date of construction)	15–25
Other properties and equipment	3–30

Used equipment is depreciated in accordance with the above schedule; however, no life less than six years is used for marine equipment regardless of the date constructed.

Maintenance and repairs are charged to operations as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original estimated depreciable life that also have the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Major modifications to equipment are capitalized and amortized over the remaining life of the equipment. The company schedules vessel drydockings when it is anticipated that the work can be performed. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

Goodwill

The company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested annually for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. At March 31, 2003, the company’s goodwill represented 18% of total assets and 24% of stockholders’ equity. As the company adopted SFAS No. 142 as of April 1, 2001, goodwill amortization ceased at that time. The company amortized goodwill during fiscal 2001, as previously required by APB Opinion No. 17. Amortization expense in the amount of $9.2 million, or $.11 per share after tax, for fiscal 2001 was based on a 40-year amortization period.

Impairment of Long-Lived Assets

Effective April 1, 2002 the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which established one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30. The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if a write-down may be required. The company estimates cash flow based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the long-lived asset is reduced to the estimated fair value of the asset, based upon its estimated future discounted cash flows. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

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

Revenue Recognition

The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, marine vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts often include escalation clauses to recover specific additional costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to one week. Marine vessel revenues are recognized on a daily basis throughout the contract period.

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

Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The plan is described in Note 7 of Notes to Consolidated Financial Statements. The company uses the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

(In thousands)	2003	2002	2001
Net earnings as reported	$88,630	136,159	86,143
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(7,093)	(6,746)	(7,911)

Pro forma net earnings	$81,537	129,413	78,232

Earnings per common share:
As reported	$1.57	2.43	1.55
Pro forma	$1.45	2.31	1.40
Diluted earnings per common share:
As reported	$1.57	2.41	1.53
Pro forma	$1.44	2.30	1.39

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

Derivative Instruments and Hedging Activities

The company uses SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The company utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are forward currency contracts that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk. The company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as foreign currency hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 2003 presentation.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which supersedes previous guidance for reporting gains and losses from extinguishment of debt and accounting for leases, among other things. The portion of the statement relating to the rescission of SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item that does not meet the unusual in nature and infrequent of occurrence criteria in Accounting Principal Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” shall be reclassified. There was no impact to the company’s financial condition or results of operations with the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that liabilities for costs associated with exit or disposal activities initiated after December 31, 2002 be recognized when incurred, rather than at the date of a commitment to an exit or disposal plan. There was no impact to the company’s financial statements with the adoption of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation, and also amends the disclosure provision of SFAS No. 123 to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provision is required for all companies with stock-based employee compensation, regardless of whether the company utilizes the fair method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The disclosure requirements for interim financial statements containing condensed consolidated financial statements are effective for interim periods beginning after December 15, 2002. The company continues to use the intrinsic value method of accounting for stock-based employee compensation described by APB Opinion No. 25; therefore, the alternate methods of transition do not apply. The company has adopted the SFAS No. 148 disclosure requirement.

(2)    Investment in Unconsolidated Companies

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

	(In thousands)
	Percentage Ownership	2003	2002
Sonatide Marine Ltd. (Luanda, Angola)	49%	$25,159	11,437
Others	20%-50%	2,286	2,285

		$27,445	13,722

During fiscal 2003 the company sold one deepwater platform supply vessel and one crewboat to Sonatide Marine Ltd. for $18.8 million. The company financed the $16 million sale of the deepwater vessel, while the joint venture paid $2.8 million cash for the crewboat. The transactions resulted in a fiscal 2003 gain on sales of assets of $1.1 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $14.9 million. During fiscal 2001, the company sold four vessels (two offshore tugs and two crewboats) to the same joint venture for $17 million, of which the company financed $9 million. As of March 31, 2003, 2002 and 2001, $12.9 million, $2.6 million and $8.7 million, respectively, was owed the company related to these financings.

During fiscal 2001, the company sold its 40% holding in its unconsolidated marine joint venture, National Marine Service (NMS), for approximately $31 million resulting in a $16.8 million gain. The after-tax effect of the gain on the sale was $10.9 million, or $0.19 per share.

(3)    Income Taxes

Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

	(In thousands)
	2003	2002	2001
United States	$(20,648)	49,673	34,504
International	148,358	155,078	92,916

	$127,710	204,751	127,420

Income tax expense for the years ended March 31 consists of the following:

	(In thousands)
	U.S.
	Federal	State	International	Total
2003
Current	$2,008	1,422	30,188	33,616
Deferred	9,231	—	(3,767)	5,464

	$11,237	1,422	26,421	39,080

2002
Current	$22,002	1,487	25,870	49,359
Deferred	21,678	—	(2,445)	19,233

	$43,680	1,487	23,425	68,592

2001
Current	$9,566	1,364	21,413	32,343
Deferred	14,033	—	(5,099)	8,934

	$23,599	1,364	16,314	41,277

The actual income tax expense for the years ended March 31, 2003, 2002, and 2001 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

	(In thousands)
	2003	2002	2001
Computed “expected” tax expense	$44,698	71,663	44,597
Increase (reduction) resulting from:
Foreign tax credits not previously recognized	(3,767)	(2,445)	(5,099)
Utilization of net operating loss carryforwards	(42)	(13)	—
Expenses which are not deductible for tax purposes	115	79	655
State taxes	924	967	887
Other, net	(2,848)	(1,659)	237

	$39,080	68,592	41,277

The company’s fiscal 2003 effective annual tax rate was changed in the fourth quarter of fiscal 2003 from 32.5% to 30.6%. The change was attributable to lower than anticipated pre-tax earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2003 and 2002 are as follows:

	(In thousands)
	2003	2002
Deferred tax assets:
Financial provisions not deducted for tax purposes	$18,007	17,261
Foreign net operating loss carryforwards	14,228	14,270
Tax credit carryforwards	29,370	9,813
Other	1,822	1,468

Gross deferred tax assets	63,427	42,812
Less valuation allowance	(14,228)	(14,270)

Net deferred tax assets	49,199	28,542

Deferred tax liabilities:
Depreciation and amortization	(175,617)	(154,754)
Other	(23,926)	(18,668)

Gross deferred tax liabilities	(199,543)	(173,422)

Net deferred tax liabilities	$(150,344)	(144,880)

The valuation allowance is primarily the result of a doubt over the ultimate realization of benefits from certain foreign net operating losses. The remaining balance of the deferred tax assets is expected to be realized through future operating results, the reversal of taxable temporary differences and tax planning strategies.

The company has not recognized a deferred tax liability of approximately $31.5 million for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 2003, the undistributed earnings of these subsidiaries were approximately $90 million.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2003, 2002 and 2001 totaled approximately $1.1 million, $484,000 and $2.3 million, respectively.

(4)    Long-Term Debt

At March 31, 2003 the company has a $200 million revolving credit facility with a group of banks and at that date there was $139 million of borrowings outstanding under the facility. Borrowings bear interest, at the company’s option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margins from .5% to .75% based on the company’s funded debt to total capitalization ratio. The revolving credit commitment expires on April 30, 2004, at which time the then outstanding balance will convert to a term loan payable in eight quarterly installments beginning July 31, 2004. All of the borrowings under the agreement are unsecured and the company pays an annual fee of .225% on the unused portion of the facility. During fiscal 2003 and 2002, the company capitalized approximately $2.8 million and $1 million, respectively, of interest costs. The company did not capitalize any interest costs during fiscal 2001.

Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The agreement also limits the company’s ability to encumber its assets for the benefit of others.

(5)    Benefit Plans

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 50% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the employee’s contribution to the plan up to a maximum of 6% of the employee’s base salary. The plan held 481,633 shares and 460,962 shares of the company’s common stock at March 31, 2003 and 2002, respectively. Amounts charged to expense for the plan for 2003, 2002 and 2001 were $1.7 million, $1.6 million and $1.8 million, respectively.

A defined benefits pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. Approximately 80% of the pension plan assets are invested in fixed income securities with the balance invested in equity securities and cash and cash equivalents. The plan does not invest in Tidewater stock. The company’s policy is to fund the plan based upon minimum funding requirements of the Employee Retirement Income Security Act of 1974. Certain benefits programs are maintained in several other countries that provide retirement income for covered employees.

The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, which consists of a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s Consolidated Balance Sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Trust assets at March 31, 2003 and 2002 were $7.3 million and $7.6 million, respectively, and the company’s obligation under the supplemental plan, which is included in “other liabilities and deferred credits” on the Consolidated Balance Sheet, amounted to $10.6 million and $9.2 million, respectively, at March 31, 2003 and 2002.

Qualified retired employees currently are covered by a program, which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

Changes in plan assets and obligations during the years ended March 31, 2003 and 2002 and the funded status of the U.S. defined benefits pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2003 and 2002 were as follows:

	(In thousands)
	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$45,162	39,437	25,185	15,775
Service cost	707	816	1,325	980
Interest cost	3,269	2,929	1,791	1,387
Participant contributions	—	—	309	334
Plan amendments	—	30	—	—
Benefits paid	(1,997)	(1,506)	(824)	(1,196)
Actuarial (gain) loss	3,078	3,456	9,804	7,905

Benefit obligation at end of year	$50,219	45,162	37,590	25,185

Change in plan assets
Fair value of plan assets at beginning of year	$35,528	32,726	—	—
Actual return	2,064	3,854	—	—
Employer contributions	830	454	515	862
Participant contributions	—	—	309	334
Benefits paid	(1,997)	(1,506)	(824)	(1,196)

Fair value of plan assets at end of year	$36,425	35,528	—	—

Funded (unfunded) status	(13,795)	(9,634)	(37,590)	(25,185)
Unrecognized actuarial (gain) loss	6,298	3,042	13,551	3,868
Unrecognized prior service cost	354	461	57	(5)

Net accrued benefit cost	$(7,143)	(6,131)	(23,982)	(21,322)

Net accrued benefit cost consists of:
Prepaid benefit cost	$696	1,248	—	—
Accrued benefit liability	(10,501)	(9,142)	(23,982)	(21,322)
Accumulated other comprehensive income	2,662	1,763	—	—

Net accrued benefit cost	$(7,143)	(6,131)	(23,982)	(21,322)

For pension plans with benefit obligations in excess of plan assets, the projected benefit obligation at March 31, 2003 and 2002 was $12.3 million and $11.3 million, respectively. The accumulated benefit obligation for pension plans with benefit obligations in excess of plan assets was $10.5 million and $9.1 million at March 31, 2003 and 2002, respectively.

Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2003, 2002 and 2001 include the following components:

	(In thousands)
	2003	2002	2001
Service cost	$707	816	890
Interest cost	3,269	2,929	2,616
Expected return on plan assets	(2,882)	(2,653)	(2,900)
Amortization of prior service cost	108	126	126
Recognized actuarial (gain) loss	641	413	312

Net periodic pension cost	$1,843	1,631	1,044

Net periodic postretirement health care and life insurance costs for 2003, 2002 and 2001 include the following components:

	(In thousands)
	2003	2002	2001
Service cost	$1,325	980	848
Interest cost	1,791	1,387	979
Other amortization and deferral	59	(62)	(409)

Net periodic postretirement benefit cost	$3,175	2,305	1,418

Assumptions used in actuarial calculations were as follows:

	2003	2002	2001
Discount rate	6.8%	7.3%	7.5%
Expected long-term rate of return on assets	8.3%	8.3%	8.3%
Rates of annual increase in compensation levels	4.0%	4.0%	4.0%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 11% in 2003, gradually declining to 5% in the year 2009 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $6.3 million at March 31, 2003 and increase the cost for the year ended March 31, 2003 by $.6 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $5.1 million at March 31, 2003 and decrease the cost for the year ended March 31, 2003 by $.4 million.

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee’s compensation to an employee benefit trust. The cost of the plan for fiscal 2003, 2002 and 2001 was $1.9 million, $2.2 million, and $2.3 million, respectively. Forfeitures totaling approximately $.2 million and $.6 million reduced the costs of the plan for fiscal 2003 and 2002, respectively.

(6)    Other Assets, Other Liabilities and Deferred Credits and Accumulated Other Comprehensive Income

A summary of other assets at March 31 follows:

	(In thousands)
	2003	2002
Recoverable insurance losses	$34,148	34,250
Assets held for sale	15,514	20,148
Deferred income tax assets	49,199	28,542
Other	15,105	18,962

	$113,966	101,902

A summary of other liabilities and deferred credits at March 31 follows:

	(In thousands)
	2003	2002
Postretirement benefits liability	$23,982	21,322
Pension liability	7,143	6,131
Minority interests in net assets of subsidiaries	1,295	1,518
Deferred vessel revenues	6,944	5,993
Other	13,862	13,451

	$53,226	48,415

A summary of accumulated other comprehensive income at March 31 follows:

	(In thousands)
	2003	2002
Currency translation adjustments	$10,578	10,578
Unrealized gains on available-for-sale securities	174	(163)
Supplemental Executive Retirement Plan minimum liability	1,730	1,146

	$12,482	11,561

(7)    Capital Stock

The company has 125 million shares of $.10 par value common stock authorized. At March 31, 2003 and 2002, 60,578,927 shares and 60,580,671 shares, respectively, were issued. At March 31, 2003 and 2002, 3,941,578 and 4,359,728 shares, respectively, were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2003 and 2002, three million shares of no par value preferred stock were authorized and unissued.

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2003, 6,124,111 shares of common stock are reserved for issuance under the plans of which 1,790,524 shares are available for future grants. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All outstanding stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

The per share weighted-average fair values of stock options granted during fiscal years 2003, 2002 and 2001 were $10.51, $16.33 and $18.60, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Risk-free interest rate	3.00%	5.00%	4.70%
Expected dividend yield	2.00%	1.40%	1.20%
Expected stock price volatility	47.19%	48.87%	48.43%
Expected stock option life	5 years	5 years	5 years

The company applies the intrinsic value recognition and measurement principles prescribed by APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The effect on the company’s net earnings had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 is disclosed in Note 1 of Notes to Consolidated Financial Statements.

Stock option activity during 2003, 2002 and 2001 was as follows:

	Weighted-average Exercise Price	Number of Shares
Balance at March 31, 2000	$33.17	3,560,307
Granted	42.68	616,000
Exercised	22.79	(358,397)
Expired or cancelled	35.00	(264,169)

Balance at March 31, 2001	35.73	3,553,741
Granted	37.49	844,500
Exercised	25.18	(96,786)
Expired or cancelled	26.50	(71,334)

Balance at March 31, 2002	36.23	4,230,121
Granted	27.85	627,500
Exercised	23.54	(370,470)
Expired or cancelled	40.90	(156,669)

Balance at March 31, 2003	$35.93	4,330,482

The 4,330,482 options outstanding at March 31, 2003 fall into three general exercise-price ranges as follows:

	Exercise Price Range
	$19.00–$29.44	$32.25–$40.28	$42.19–$59.00
Options outstanding at March 31, 2003	1,507,789	1,358,360	1,464,333
Weighted average exercise price	$25.53	$36.42	$46.20
Weighted average remaining contractual life	7.6 years	7.4 years	5.8 years
Options exercisable at March 31, 2003	869,455	942,674	1,280,156
Weighted average exercise price of options exercisable at March 31, 2003	$23.76	$35.18	$46.71

At March 31, 2003, 2002, and 2001, the number of options exercisable under the stock option plans was 3,092,285, 3,034,432 and 2,411,216, respectively; and the weighted average exercise price of those options was $36.74, $35.35 and $36.38, respectively.

A total of 78,448 shares of restricted common stock of the company were granted to certain key employees during fiscal years 1998 through 2003 from the company’s Employee Restricted Stock Plan. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of the grants totaled approximately $3.3 million and was classified in stockholders’ equity as deferred compensation – restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods. The restricted stock plan is the only equity compensation plan that has not been approved by shareholders.

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

For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the company’s consolidated balance sheet. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trust held 3,941,578 and 4,359,728 shares of common stock at March 31, 2003 and 2002, respectively. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company’s stock option plans and 401(k) plan.

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

(8)    Commitments and Contingencies

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $12.5 million.

As of March 31, 2003, the company has committed to the construction of 25 vessels at a total cost of approximately $360.8 million, which includes shipyard commitments and other incidental costs. The company is committed to the construction of five large anchor handling towing supply vessels, two large platform supply vessels, 10 platform supply vessels ranging in size from 205-foot to 220-foot, two 162-foot crewboats and three 175-foot fast crewboats. Scheduled delivery for the vessels is expected to begin in April 2003 with final delivery in August 2004. As of March 31, 2003, $214.1 million has been expended on these vessels.

While the company has not formally committed to any future new build vessel contracts at the present time, other than what has been discussed above, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund significant capital expenditures over the next several years.

During the ongoing examinations of the company’s income tax returns covering fiscal years 1999 and 2000, the Internal Revenue Service (IRS) has informed the company that it intends to raise certain issues concerning the depreciation methods historically utilized by the company and the entire offshore marine support industry. The IRS position, if ultimately proposed and sustained, could result in additional income tax due approximating $28.5 million related to fiscal years 1999 and 2000. Additionally, if the IRS were also to successfully propose a second adjustment covering the cumulative effect of such a depreciation method change, then a further additional income tax of $25.5 million could also be due related to fiscal years prior to 1999.

Such additional taxes due, if any, would result in a reclassification of a previously recorded non-current deferred income tax liability to a current income tax payable. Other than a charge for interest related to amounts due, if any, this issue would have no effect on the company’s statement of earnings. The company intends to vigorously contest any audit deficiency when issued by the IRS and believes that any final outcome of this controversy will not have a material adverse effect on its financial position or results of operations.

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

Spot contracts are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. There were no spot contracts outstanding at March 31, 2003, 2002 and 2001.

Forward currency contracts are longer-term in nature but generally do not exceed one year. The company had no derivative financial instruments outstanding at March 31, 2003 that qualified as a hedge instrument. At March 31, 2002 the company had five forward currency derivative contracts outstanding totaling $11.5 million. The company had one forward contract outstanding totaling $11 million that qualified as a hedge instrument at March 31, 2001.

(10)    Subsequent Event

On April 1, 2003, the company paid $79 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The cash sale was funded by a newly-placed $100 million term loan agreement with a group of banks that expires on July 31, 2004. The loan bears interest, at the company’s option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margin of .85%. The mix of vessels the company acquired consists of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with this acquisition, it was also agreed that, for a period of two years and subject to satisfactory performance, the company will provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates to be charged under the arrangement are based upon predetermined pricing criteria.

(11)    Segment and Geographic Distribution of Operations

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

	(In thousands)
	2003	2002	2001
Marine revenues (A):
Vessel revenues:
United States	$103,368	203,648	197,660
International (B)	521,187	511,713	386,271

	624,555	715,361	583,931
Other marine services	11,268	13,668	32,748

	$635,823	729,029	616,679

Marine operating profit:
Vessel activity:
United States	$(15,380)	56,128	26,812
International	138,945	145,412	65,241

	123,565	201,540	92,053
Gains on sales of assets	6,162	6,380	22,750
Other marine services	4,168	4,042	7,137

	133,895	211,962	121,940
Other income	6,343	6,313	19,701
Corporate expenses	(12,116)	(12,691)	(13,026)
Interest and other debt costs	(412)	(833)	(1,195)

Earnings before income taxes	$127,710	204,751	127,420

Identifiable assets:
Marine:
United States	$477,490	370,192	292,952
International (B)	1,254,189	1,216,724	1,047,283

	1,731,679	1,586,916	1,340,235
Investments in and advances to unconsolidated Marine companies	27,445	13,722	16,544

	1,759,124	1,600,638	1,356,779
General corporate	90,454	68,732	148,713

	$1,849,578	1,669,370	1,505,492

Depreciation and amortization:
Marine equipment depreciation	$82,414	77,350	69,596
General corporate depreciation	739	782	761
Goodwill amortization	—	—	9,170

	$83,153	78,132	79,527

Additions to properties and equipment:
Marine equipment operations	$269,554	317,790	302,706
General corporate	66	117	87

	$269,620	317,907	302,793

(A)	One customer accounted for 13%, 12% and 11% of revenues for the fiscal year ended March 31, 2003, 2002 and 2001, respectively.
(B)	Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $876.7 million, $870.5 million, and $798.5 million at March 31, 2003, 2002 and 2001, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $8.0 million, $12.0 million, and $5.5 million at March 31, 2003, 2002, and 2001, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(12)    Supplementary Information—Quarterly Financial Data (Unaudited)

Years Ended March 31, 2003 and 2002

(In thousands, except per share data)

2003	First	Second	Third	Fourth
Marine revenues	$160,310	158,553	163,087	153,873

Marine operating profit	$35,989	35,808	36,498	25,600

Net earnings	$23,043	23,361	23,637	18,589

Earnings per share	$.41	.41	.42	.33

Diluted earnings per share	$.41	.41	.42	.33

2002	First	Second	Third	Fourth
Marine revenues	$190,563	187,263	181,828	169,375

Marine operating profit	$60,357	55,054	51,102	45,449

Net earnings	$39,031	35,329	33,542	28,257

Earnings per share	$.70	.63	.60	.50

Diluted earnings per share	$.69	.63	.60	.50

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 1, 2 and 3 for detailed information regarding transactions that affect fiscal 2003 and 2002 quarterly amounts. A discussion of current market conditions appears in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2003, 2002 and 2001

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
2003
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,944	—	640	(A)	7,304

Amortization of prepaid rent and debt issuance costs	$5,447	1,473	6,101		819

2002
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,981	—	37	(A)	7,944

Amortization of prepaid rent and debt issuance costs	$5,272	175	—		5,447

2001
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$12,331	664	5,014	(A)	7,981

Amortization of prepaid rent and debt issuance costs	$5,126	146	—		5,272

(A)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2003

EXHIBIT INDEX

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

3(a)	- Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993) .

3(b)	- Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b) to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999).

4(a)	- Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

10(a)	- $200,000,000 Revolving Credit and Term Loan Agreement dated April 26, 2001.

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

10(g)

-  Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 21, 2002 (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002).

10(h)

-  Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc., effective October 1, 1999 (filed with the Commission as Exhibit 10(h) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999).

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

1

10	(l)

-  Employment Agreement dated September 25, 1997 between Tidewater Inc. and William C. O’Malley (filed with the Commission as Exhibit 10 to the company’s report on Form 10-Q for the quarter ended September 30, 1997).

*10	(m)	- $100,000,000 Term Loan Agreement dated March 28, 2003.

10	(n)

-  Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s report on Form 10-Q for the quarter ended December 31, 2002).

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

2