Form 10-Q
period 2003-06-30
TIDEWATER INC
filed 2003-07-22
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

56,663,885 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 11, 2003. Excluded from the calculation of shares outstanding at July 11, 2003 are 3,912,812 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,668	17,767
Trade and other receivables	165,931	160,773
Marine operating supplies	34,959	31,277
Other current assets	10,200	3,675

Total current assets	221,758	213,492

Investments in, at equity, and advances to unconsolidated companies	26,654	27,445
Properties and equipment:
Vessels and related equipment	2,199,850	2,077,034
Other properties and equipment	41,641	41,403

	2,241,491	2,118,437
Less accumulated depreciation	964,281	952,516

Net properties and equipment	1,277,210	1,165,921

Goodwill	328,754	328,754
Other assets	116,964	113,966

Total assets	$1,971,340	1,849,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	57,181	60,968
Accrued property and liability losses	9,515	9,648
Income taxes	9,129	1,650

Total current liabilities	75,825	72,266

Long-term debt	245,000	139,000
Deferred income taxes	202,679	199,543
Accrued property and liability losses	33,336	34,148
Other liabilities and deferred credits	52,142	53,226
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,576,697 shares at June and 60,578,927 shares at March	6,058	6,058
Other stockholders’ equity	1,356,300	1,345,337

Total stockholders’ equity	1,362,358	1,351,395

Total liabilities and stockholders’ equity	$1,971,340	1,849,578

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2003	2002
Revenues:
Vessel revenues	$160,336	156,764
Other marine revenues	4,474	3,546

	164,810	160,310

Costs and expenses:
Vessel operating costs	98,317	90,930
Costs of other marine revenues	3,180	2,005
Depreciation and amortization	24,121	19,920
General and administrative	16,269	15,609

	141,887	128,464

	22,923	31,846
Other income (expenses):
Foreign exchange loss	(488)	(852)
Gain on sales of assets	2,286	1,557
Equity in net earnings of unconsolidated companies	1,793	1,227
Minority interests	(57)	(33)
Interest and miscellaneous income	714	518
Interest and other debt costs	(240)	(125)

	4,008	2,292

Earnings before income taxes	26,931	34,138
Income taxes	8,887	11,095

Net earnings	$18,044	23,043

Earnings per common share	$.32	$.41

Diluted earnings per common share	$.32	$.41

Weighted average common shares outstanding	56,620,317	56,258,224
Incremental common shares from stock options	145,058	404,209

Adjusted weighted average common shares	56,765,375	56,662,433

Cash dividends declared per common share	$.15	$.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2003	2002
Net cash provided by operating activities	$27,276	64,115

Cash flows from investing activities:
Proceeds from sales of assets	4,542	1,141
Additions to properties and equipment	(136,582)	(99,023)

Net cash used in investing activities	(132,040)	(97,882)

Cash flows from financing activities:
Borrowings	136,000	55,000
Principal payments on debt	(30,000)	(10,000)
Proceeds from issuance of common stock	163	2,644
Cash dividends	(8,498)	(8,450)

Net cash provided by financing activities	97,665	39,194

Net change in cash and cash equivalents	(7,099)	5,427
Cash and cash equivalents at beginning of period	17,767	11,882

Cash and cash equivalents at end of period	$10,668	17,309

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,093	384
Income taxes	$5,290	6,957

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Financial Statements

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

Certain previously reported amounts have been reclassified to conform to the first quarter fiscal 2004 presentation.

(2)	Stockholders’ Equity

At June 30, 2003 and March 31, 2003, 3,915,237 and 3,941,578 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)	Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The company uses the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the three months ended June 30, 2003 and 2002 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended June 30,
(In thousands, except share data)	2003	2002
Net earnings as reported	$18,044	23,043
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	45	67
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(1,594)	(1,728)

Pro forma net earnings	$16,495	21,382

Earnings per common share:
As reported	$.32	.41
Pro forma	$.29	.38
Diluted earnings per common share:
As reported	$.32	.41
Pro forma	$.29	.38

(4)	Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarter ended June 30, 2003 and 2002 was 33% and 32.5%, respectively.

(5)	Vessel Acquisitions

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

(6)	Contingencies

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

(7)	Notes Payable and Long-term Debt

On July 8, 2003, the company completed the issuance and funding of $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years, although the notes can be paid before maturity. The average interest rate on the notes sold to private institutional investors is 4.35%. The terms of the debt obligation require the company to maintain a minimum ratio of debt to total capitalization. The note proceeds were used to refinance the existing $245 million debt outstanding, with the balance of the issue to be used to fund capital expenditures. Classification of the $245 million of debt outstanding at June 30, 2003 is based upon the terms of the new senior unsecured notes.

(8)	New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The company has not completed its assessment of the impact of FIN 46.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective at the beginning of the first interim period beginning after June 15, 2003. The company does not anticipate that the adoption of SFAS No. 150 will have a material impact on its financial position and results of operations.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders

Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 2003, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated April 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

New Orleans, Louisiana

July 18, 2003

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

The company provides services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet, which is ultimately dependent upon oil and natural gas prices which, in turn, are determined by the supply/demand relationship for crude oil and natural gas. The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures.

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and vessel overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission on April 22, 2003 and elsewhere in this Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

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

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2003	2002	2003
Revenues:
Vessel revenues:
United States	$30,943	25,159	24,781
International	129,393	131,605	126,342

	160,336	156,764	151,123
Other marine revenues	4,474	3,546	2,750

	$164,810	160,310	153,873

Operating costs:
Vessel operating costs:
Crew costs	$52,082	49,529	48,367
Repair and maintenance	18,069	18,235	20,950
Insurance	7,512	5,759	3,286
Fuel, lube and supplies	9,325	7,872	7,901
Other	11,329	9,535	11,436

	98,317	90,930	91,940
Costs of other marine revenues	3,180	2,005	1,809

	$101,497	92,935	93,749

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $4.9 million of billings as of June 30, 2003 ($5.6 million of billings as of March 31, 2003), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The prolonged weakness in the natural gas drilling market in the U.S. Gulf of Mexico continues to negatively impact the company’s domestic results of operations. With the additional vessels acquired from ENSCO on April 1, 2003, domestic-based vessel revenues increased, but utilization rates remain depressed. Strong natural gas commodity prices and tight inventory levels for the resource have not resulted in an increase in gas drilling in the Gulf of Mexico market. The reasons for the continuing low level of offshore drilling and exploration activity are not fully known. The company believes that general uncertain economic conditions and concerns about the stability of natural gas prices are contributing factors. Nevertheless, commodity prices continue to be at strong levels and current inventory supplies for the resource still remain below the five-year natural gas storage average, which are positive indicators for increased drilling activity in the future. Vessel demand in the domestic market is primarily driven by natural gas exploration and production and, at present time, it is unknown how domestic-based vessel demand will be affected by the current market conditions.

Attractive crude oil commodity prices and high consumer demand for oil has benefited the company’s international results of operations. Average day rates for the international vessel fleet remain relatively stable, and vessel demand is expected to remain steady as international exploration and production remains firm.

Marine operating profit (loss) and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2003	2002	2003
Vessel activity:
United States	$(8,194)	(3,343)	(5,085)
International	33,030	36,350	28,550

	24,836	33,007	23,465
Gain on sales of assets	2,286	1,557	1,287
Other marine services	1,170	1,425	848

Operating profit	$28,292	35,989	25,600

Equity in net earnings of unconsolidated companies	1,793	1,227	1,343
Interest and other debt costs	(240)	(125)	(83)
Corporate general and administrative	(3,313)	(3,204)	(3,009)
Other income	399	251	94

Earnings before income taxes	$26,931	34,138	23,945

U.S.-based vessel revenues for the first quarter of fiscal 2004 increased 23% and 25% as compared to the first and fourth quarters of fiscal 2003, respectively, due to an increase in the number of company vessels operating in the domestic market resulting from the acquisition of the ENSCO vessels on April 1, 2003 and due to an increase in utilization rates. Utilization rates for the towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, increased approximately 6% and 32% for the first quarter of fiscal 2004 as compared to the first and fourth quarters of fiscal 2003, respectively. Average day rates for the same vessel class decreased 11% and 9% for the current quarter as compared to the first and fourth quarters of fiscal 2003, respectively. The additional ENSCO vessels helped boost the current quarter’s utilization rates, but reduced the average day rate for the entire vessel class as these vessels came to the company at day rates lower than Tidewater’s similar vessels. The company’s average day rates still remain at high levels as compared to the average day rates experienced during the last industry downturn. Utilization rates in the U.S. Gulf of Mexico, however, still remain at the lowest level the company has experienced in over a decade due in part to management’s strategic decision to attempt to maintain high average day rates at the expense of lower utilization.

Operating loss for the U.S.-based vessels increased approximately $4.9 million and $3.1 million during the first quarter of fiscal 2004 as compared to the first and fourth quarters of fiscal 2003, respectively, due to reduced revenues from the company’s deepwater vessels as a result of softening in the deepwater vessel market in the Gulf and due to the lower day rates on the ENSCO vessels. Operating loss also increased during the comparative periods due to an increase in vessel operating costs and depreciation expense as a result of the increase in the number of vessels operating in the domestic market.

International-based vessel revenues decreased slightly during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 due to lower utilization. Average day rates increased during this period but were insufficient to mitigate the negative effects of lower utilization. International-based vessel revenues for the current quarter increased modestly as compared to the revenue amounts earned in the previous quarter due to higher average day rates.

The company has five deepwater vessels that are currently fulfilling bareboat contractual obligations that existed at the time the vessels were purchased (November 2000). The bareboat charter agreements on the vessels will expire at various times over the next year, although in one of the agreements, the charter party has the option to extend the contract for an additional two years. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that the company has under bareboat contracts, only revenue and depreciation expense are recorded related to the vessels’ activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For the quarter ended June 30, 2003, the five bareboat-chartered deepwater vessels experienced 100% utilization and an average day rate of approximately $6,950 per day.

International-based vessel operating profit for the first quarter of fiscal 2004 decreased 9% as compared to the first quarter of fiscal 2003 due to lower revenue. International-based vessel operating profit for the current quarter increased 16% as compared to the previous quarter due to an increase in revenue and a decrease in vessel operating costs, primarily repair and maintenance expenses.

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

	Quarter Ended June 30,		Quarter Ended March 31,
	2003	2002	2003
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	68.0%	91.0	90.9
Towing-supply/supply	24.1	22.8	18.2
Crew/utility	71.5	66.8	71.3
Offshore tugs	31.2	24.2	23.2
Total	34.2%	32.5	31.8
International-based fleet:
Deepwater vessels	80.8%	87.3	85.8
Towing-supply/supply	73.2	79.9	76.4
Crew/utility	78.1	81.5	78.7
Offshore tugs	66.6	65.7	62.7
Other	48.6	56.0	51.5
Total	72.5%	77.2	74.2
Worldwide fleet:
Deepwater vessels	78.3%	87.6	86.6
Towing-supply/supply	53.4	59.5	56.1
Crew/utility	75.9	76.1	76.0
Offshore tugs	53.3	48.9	47.7
Other	48.6	56.0	51.5
Total	58.7%	62.3	60.4

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$13,303	13,506	13,867
Towing-supply/supply	5,469	6,116	5,979
Crew/utility	2,827	2,734	2,602
Offshore tugs	7,015	7,485	7,532
Total	$5,354	5,232	5,357
International-based fleet:
Deepwater vessels	$11,578	11,540	10,887
Towing-supply/supply	6,544	6,471	6,347
Crew/utility	2,945	2,916	2,878
Offshore tugs	4,318	4,451	4,013
Other	1,361	854	825
Total	$5,904	5,744	5,668
Worldwide fleet:
Deepwater vessels	$11,871	11,722	11,370
Towing-supply/supply	6,349	6,423	6,306
Crew/utility	2,907	2,857	2,785
Offshore tugs	4,911	5,060	4,667
Other	1,361	854	825
Total	$5,790	5,655	5,614

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30 and March 31:

	Quarter Ended June 30,		Quarter Ended March 31,
	2003	2002	2003
Domestic-based fleet:
Deepwater vessels	7	2	5
Towing-supply/supply	126	102	100
Crew/utility	30	32	32
Offshore tugs	23	26	24

Total	186	162	161

International-based fleet:
Deepwater vessels	29	24	28
Towing-supply/supply	187	184	187
Crew/utility	58	54	57
Offshore tugs	38	39	39
Other	20	25	23

Total	332	326	334

Owned or chartered vessels included in marine revenues	518	488	495
Vessels held for sale	26	37	29
Joint-venture and other	30	29	30

Total	574	554	554

On April 1, 2003, the company purchased from ENSCO International Incorporated its 27-vessel Gulf of Mexico-based marine fleet. The mix of ENSCO vessels acquired consists of one deepwater anchor handling/towing supply vessel and 26 towing-supply/supply vessels. Also during the current quarter, the company took delivery of one large deepwater platform supply vessel, two 220-foot platform supply vessels, three crewboats and one offshore tug. The company also sold and/or scrapped three towing-supply/supply vessels and two offshore tugs.

During fiscal 2003, the company took delivery of seven large deepwater platform supply vessels, three 220-foot platform supply vessels, three crewboats and entered into an agreement to bareboat charter one large platform supply vessel. Also during fiscal 2003, the company sold two vessels to one of its 49%-owned unconsolidated joint ventures. Additionally, the company sold and/or scrapped 24 vessels during fiscal 2003. The mix of vessels disposed of includes 12 towing-supply/supply vessels, three offshore tugs, five crew/utility vessels and four other type vessels.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousand)	2003	2002	2003
Personnel	$9,764	9,722	10,004
Office and property	2,885	3,010	3,058
Sales and marketing	1,047	958	1,073
Professional services	1,382	1,320	1,447
Other	1,191	599	1,257

	$16,269	15,609	16,839

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any period are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with an available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At June 30, 2003, $55 million of the company’s $200 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

On July 8, 2003, the company issued $300 million of senior unsecured debt notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years, although the notes can be paid before maturity. The average interest rate on the notes sold to private institutional investors is 4.35%. The note proceeds were used to refinance the existing $245 million debt outstanding, with the balance of the issue to be used to fund capital expenditures.

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the quarter ended June 30, 2003, net cash from operating activities was less than the same period in fiscal 2003 primarily due to lower accounts receivable collections.

Investing activities for the quarter ended June 30, 2003 used $132 million of cash, which included $4.5 million of proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $4.3 million in capitalized repairs, maintenance and vessel enhancements, $.5 million in other properties and equipment purchases, $54.2 million for the construction of offshore marine vessels and $77.5 million for the purchase of 27 ENSCO vessels on April 1, 2003. Investing activities for the quarter ended June 30, 2002 used $97.9 million of cash primarily for additions to properties and equipment, which was comprised of approximately $3.4 million in capitalized repairs and maintenance and $93.5 million for the construction of offshore marine vessels.

Financing activities for the quarter ended June 30, 2003 provided $97.7 million of cash, which included $36 million of credit facility borrowings and a $100 million term loan placed with a group of banks primarily to finance the purchase of the ENSCO vessels. The term loan expires on July 31, 2004 and bears interest, at the company’s option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margin of .85%. Borrowings were offset primarily by repayments of debt of $30 million and $8.5 million of cash used for quarterly cash dividends of $.15 per share. Financing activities for the quarter ended June 30, 2002 provided $39.2 million of cash, which included $55 million of credit facility borrowings offset by repayments of debt of $10 million and $8.4 million of cash for quarterly cash dividends of $.15 per share.

On January 10, 2001, the company entered into agreements with a shipyard in Far East Asia for the construction of five large anchor handling towing supply vessels which are capable of working in most deepwater markets of the world. Scheduled deliveries for the five vessels have been delayed. The company expects the first vessel to be delivered to the market in late calendar year 2003 while the remaining four vessels are expected to be delivered throughout calendar year 2004. The total estimated cost for the vessels is approximately $175.5 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of June 30, 2003, $131.4 million has been expended on the vessels.

The company is also constructing one anchor handling towing supply vessel with an average brake horsepower (BHP) of approximately 5,000 BHP at a shipyard in Singapore. The vessel is scheduled for delivery in August 2003. As of June 30, 2003, $1.2 million has been expended on the vessel of its total $12 million commitment cost.

The company is also committed to the construction of one large, North Sea-type platform supply vessel (which is being constructed in a Brazilian shipyard) and eight next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $108.9 million. The company’s shipyard, Quality Shipyard, LLC, is constructing two of the next generation supply vessels and two other shipyards are constructing the remaining six vessels. The eight vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, these vessels are being constructed in order to replace older supply vessels. Scheduled delivery of the nine vessels is expected to commence in July 2003 with final delivery in May 2004. As of June 30, 2003, $72.1 million has been expended on these vessels.

In September 2001, the company assumed four new-build contracts from Crewboats, Inc., a privately held, leading independent provider of crewboat services in the Gulf of Mexico, for approximately $20.6 million. Two of the vessels were delivered to the market during fiscal 2003 and the third during the current quarter. The three crewboats were completed for an approximate total cost of $15.4 million. Delivery of the remaining vessel is expected in September 2003. No amount has been expended on the crewboat of the total $5.2 million commitment cost, as the crewboat’s purchase price is due upon delivery of the vessel.

During fiscal 2002, the company committed $25.9 million to the construction of four, 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The first 175-foot crewboat was delivered to the market during the fourth quarter of fiscal 2003 and the next two crewboats were delivered during the current quarter. The three vessels were completed for an approximate total cost of $19.3 million. The vessels were constructed at a U.S. shipyard that is currently constructing the remaining vessel. Scheduled delivery for the last vessel is expected in September 2003. As of June 30, 2003, $.7 million has been expended on the vessel of the remaining $6.6 million commitment cost.

During fiscal 2003, the company entered into an agreement with a shipyard in Holland to construct three water jet crewboats for an approximate cost of $2.7 million. Scheduled delivery for the three vessels is expected to begin in August 2003 with final delivery in October 2003. As of June 30, 2003, $1.2 million has been expended on these vessels.

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2003:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 6/30/03	Number of Vessels	Total Cost Commitment	Expended Through 6/30/03

		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	5	$175,483	$131,434
Platform supply vessels	—	—	—	1	$16,885	$12,558
Replacement Fleet:
Anchor handling towing supply	—	—	—	1	$12,000	$1,200
Platform supply vessels	8	$92,041	$59,580	—	—	—
Crewboats:
Crewboats—162-foot	1	$5,213	—	—	—	—
Crewboats—175-foot	1	$6,570	$680	—	—	—
Crewboats—Water Jet	—	—	—	3	$2,727	$1,218

Totals	10	$103,824	$60,260	10	$207,095	$146,410

The company has been financing its vessel commitment programs from its current cash balances, its operating cash flow and its revolving credit facility. Of the total $310.9 million of capital commitments for vessels currently under construction the company has expended $206.7 million as of June 30, 2003.

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

The company is capitalizing the interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $1.2 million interest capitalized for the quarter period ended June 30, 2003, was approximately $240,000.

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

The company performed its annual impairment test as of December 31, 2002, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission on April 22, 2003. Goodwill as of June 30, 2003 and 2002 was $328.8 million.

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

At June 30, 2003, the company had $245 million of debt outstanding, of which $145 million represents unsecured borrowings from the company’s revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 1.84 to 2.15 percent. Monies were borrowed under the revolving credit facility to finance the company’s vessel construction programs previously disclosed. Interest expense associated with the borrowings is being capitalized.

The remaining $100 million debt outstanding represents a term loan placed on April 1, 2003 with a group of banks that expires on July 31, 2004. The loan bears interest, at the company’s option, at prime or Federal Funds rates plus .5% or Eurodollar rates plus margin of .85%. The term loan was primarily used to fund a $79 million cash purchase of 27 domestic-based marine vessels from ENSCO International Incorporated on April 1, 2003.

On July 8, 2003, the company issued $300 million of senior unsecured debt notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years, although the notes can be paid before maturity. The average interest rate on the notes sold is 4.35%. The note proceeds were used to refinance the existing $245 million debt outstanding, with the balance of the issue to be used to fund capital expenditures.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The company had no derivative financial instruments outstanding as of June 30, 2003.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 24 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated April 1, 2003 reports under Item 9 that the company and ENSCO International Incorporated announced they have concluded the sale of ENSCO’s 27-vessel fleet to Tidewater and that all other conditions related to the sale were satisfied.

C.	The company’s report on Form 8-K dated April 22, 2003 reports that the company issued a press release reporting the company’s fourth quarter and year-end fiscal 2003 results of operations.

D.	The company’s report on Form 8-K dated April 22, 2003 reports that the company’s filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the period ended March 31, 2003 and that the report was accompanied by the certifications from the company’s President and Chief Executive Officer, Dean E. Taylor, and its Chief Financial Officer, J. Keith Lousteau, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: July 22, 2003	/s/ DEAN E. TAYLOR
Dean E. Taylor President and Chief Executive Officer

Date: July 22, 2003	/s/ J. KEITH LOUSTEAU
J. Keith Lousteau Executive Vice President and Chief Financial Officer

Date: July 22, 2003	/s/ JOSEPH M. BENNETT
Joseph M. Bennett Vice President and Corporate Controller (Principal Accounting Officer)

CEO CIVIL CERTIFICATION

I, Dean E. Taylor, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tidewater Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	/s/ DEAN E. TAYLOR
Dean E. Taylor President and Chief Executive Officer

CFO CIVIL CERTIFICATION

I, J. Keith Lousteau, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tidewater Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003	/s/ J. KEITH LOUSTEAU
J. Keith Lousteau Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number

4	$300 Million Note Purchase Agreement dated as of July 1, 2003.

15	Letter re Unaudited Interim Financial Information

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).