Form 10-Q
period 2003-09-30
TIDEWATER INC
filed 2003-10-23
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission file number 1-6311

TIDEWATER INC.

(Exact name of registrant as specified in its charter)

DELAWARE	72-0487776
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

601 Poydras Street, Suite 1900, New Orleans, Louisiana	70130
(Address of principal executive offices)	(Zip Code)

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

YES ☒  NO ☐

56,684,156 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 10, 2003. Excluded from the calculation of shares outstanding at October 10, 2003 are 3,890,691 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$37,353	17,767
Trade and other receivables	164,897	160,773
Marine operating supplies	36,726	31,277
Other current assets	6,801	3,675

Total current assets	245,777	213,492

Investments in, at equity, and advances to unconsolidated companies	26,385	27,445
Properties and equipment:
Vessels and related equipment	2,255,075	2,077,034
Other properties and equipment	41,550	41,403

	2,296,625	2,118,437
Less accumulated depreciation	981,955	952,516

Net properties and equipment	1,314,670	1,165,921

Goodwill	328,754	328,754
Other assets	130,354	113,966

Total assets	$2,045,940	1,849,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	58,243	60,968
Accrued property and liability losses	9,679	9,648
Income taxes	4,846	1,650

Total current liabilities	72,768	72,266

Long-term debt	300,000	139,000
Deferred income taxes	214,475	199,543
Accrued property and liability losses	35,416	34,148
Other liabilities and deferred credits	56,334	53,226
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,574,847 shares at September and 60,578,927 shares at March	6,057	6,058
Other stockholders’ equity	1,360,890	1,345,337

Total stockholders’ equity	1,366,947	1,351,395

Total liabilities and stockholders’ equity	$2,045,940	1,849,578

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Vessel revenues	$159,052	155,952	319,388	312,716
Other marine revenues	5,167	2,601	9,641	6,147

	164,219	158,553	329,029	318,863

Costs and expenses:
Vessel operating costs	103,862	90,279	202,179	181,209
Costs of other marine revenues	4,273	1,541	7,453	3,546
Depreciation and amortization	24,371	20,297	48,492	40,217
General and administrative	17,237	16,168	33,506	31,777

	149,743	128,285	291,630	256,749

	14,476	30,268	37,399	62,114
Other income (expenses):
Foreign exchange loss	(55)	(1,016)	(543)	(1,868)
Gain on sales of assets	2,304	3,330	4,590	4,887
Equity in net earnings of unconsolidated companies	1,631	1,723	3,424	2,950
Minority interests	(34)	(14)	(91)	(47)
Interest and miscellaneous income	972	413	1,686	931
Interest and other debt costs	(1,004)	(95)	(1,244)	(220)

	3,814	4,341	7,822	6,633

Earnings before income taxes	18,290	34,609	45,221	68,747
Income taxes	6,036	11,248	14,923	22,343

Net earnings	$12,254	23,361	30,298	46,404

Earnings per common share	$.22	.41	.54	.82

Diluted earnings per common share	$.22	.41	.53	.82

Weighted average common shares outstanding	56,640,767	56,396,271	56,631,518	56,327,624
Incremental common shares from stock options	82,030	101,259	113,544	251,870

Adjusted weighted average common shares	56,722,797	56,497,530	56,745,062	56,579,494

Cash dividends declared per common share	$.15	.15	.30	.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarter Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net cash provided by operating activities	$39,035	49,268	66,311	113,383

Cash flows from investing activities:
Proceeds from sales of assets	3,341	4,201	7,883	5,342
Additions to properties and equipment	(62,292)	(65,016)	(198,874)	(164,039)

Net cash used in investing activities	(58,951)	(60,815)	(190,991)	(158,697)

Cash flows from financing activities:
Borrowings	300,000	15,000	436,000	70,000
Principal payments on debt	(245,000)	(5,000)	(275,000)	(15,000)
Proceeds from issuance of common stock	103	3,556	266	6,200
Cash dividends	(8,501)	(8,473)	(16,999)	(16,923)
Other	(1)	—	—	—

Net cash provided by financing activities	46,601	5,083	144,266	44,277

Net change in cash and cash equivalents	26,685	(6,464)	19,586	(1,037)
Cash and cash equivalents at beginning of period	10,668	17,309	17,767	11,882

Cash and cash equivalents at end of period	$37,353	10,845	37,353	10,845

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$382	1,035	1,997	1,419
Income taxes	$7,046	9,260	12,336	16,217

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Financial Statements

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

Certain previously reported amounts have been reclassified to conform to the quarter and six-month period ended September 30, 2003 financial statement presentation.

(2)	Stockholders’ Equity

At September 30, 2003 and March 31, 2003, 3,892,936 and 3,941,578 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)	Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The company uses the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the quarter and six-month periods ended September 30 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except share data)	2003	2002	2003	2002
Net earnings as reported	$12,254	23,361	30,298	46,404
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	$42	67	87	134
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	$(1,592)	(1,802)	(3,186)	(3,530)

Pro forma net earnings	$10,704	21,626	27,199	43,008

Earnings per common share:
As reported	$.22	.41	.54	.82
Pro forma	$.19	.38	.48	.76
Diluted earnings per common share:
As reported	$.22	.41	.53	.82
Pro forma	$.19	.38	.48	.76

(4)	Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 33% for the quarter and six-month period ended September 30, 2003. The effective tax rate applicable to pre-tax earnings for the quarter and six-month period ended September 30, 2002 was 32.5%.

(5)	Vessel Acquisitions

On April 1, 2003, the company paid $79 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The cash sale was funded by a newly-placed $100 million term loan agreement with a group of banks. The mix of vessels the company acquired consists of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with this acquisition, it was also agreed that, for a period of two years and subject to satisfactory performance, the company will provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates to be charged under the arrangement are based upon predetermined pricing criteria. The acquisition enhances the competitive posture of the company in providing anchor handling and towing-supply services in the Gulf of Mexico and better positions the company for an upturn in the domestic market.

(6)	Notes Payable and Long-term Debt

On July 8, 2003, the company completed the issuance and funding of $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years, although the notes can be paid before maturity. The average interest rate on the notes sold to private institutional investors is 4.35%. The terms of the debt obligation require the company to maintain a minimum ratio of debt to total capitalization. The note proceeds were used to refinance the then-existing $245 million debt outstanding, with the balance of the issue to be used to fund future capital expenditures.

On August 15, 2003, the company signed a new $295 million revolving credit agreement which replaced the existing $200 million revolving credit and term loan agreement. Under the new agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from ..75% to 1.25% based on the company’s funded debt to total capitalization ratio. The new revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20% on the unused portion of the facility.

Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The agreement also limits the company’s ability to encumber its assets for the benefit of others.

(7)	Contingencies

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, (FIN 46) “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46 also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46 applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period ending after December 15, 2003. The company has not completed its assessment of the impact of FIN 46, but does not anticipate a material impact on its financial position and results of operations.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders

Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the year then ended, not presented herein, and in our report dated April 21 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

October 17, 2003

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the company’s vessel fleet for the quarters and six-month periods ended

September 30 and for the quarter ended June 30, 2003. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2003	2002	2003	2002	2003
Revenues:
Vessel revenues:
United States	$33,432	23,235	64,375	48,394	30,943
International	125,620	132,717	255,013	264,322	129,393

	159,052	155,952	319,388	312,716	160,336
Other marine revenues	5,167	2,601	9,641	6,147	4,474

	$164,219	158,553	329,029	318,863	164,810

Operating costs:
Vessel operating costs:
Crew costs	$54,538	48,106	106,620	97,635	52,082
Repair and maintenance	21,678	18,421	39,747	36,656	18,069
Insurance	6,443	6,233	13,955	11,992	7,512
Fuel, lube and supplies	9,731	7,644	19,056	15,516	9,325
Other	11,472	9,875	22,801	19,410	11,329

	103,862	90,279	202,179	181,209	98,317
Costs of other marine revenues	4,273	1,541	7,453	3,546	3,180

	$108,135	91,820	209,632	184,755	101,497

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $4.6 million of billings as of September 30, 2003 ($5.6 million of billings as of March 31, 2003), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The prolonged weakness in the natural gas drilling market in the U.S. Gulf of Mexico continues to negatively impact the company’s domestic results of operations. With the additional vessels acquired from ENSCO on April 1, 2003, domestic-based vessel revenues increased, but utilization rates remained depressed. Strong natural gas commodity prices and tight inventory levels for the resource for the majority of calendar year 2003 have not resulted in an increase in gas drilling in the Gulf of Mexico market. The reasons for the continuing low level of offshore drilling and exploration activity are not fully known. The company believes that general uncertain economic conditions and concerns about the stability of natural gas prices are contributing factors. Natural gas commodity prices have declined in recent weeks as concerns over insufficient natural gas supplies abated because storage levels for the resource rose to near five year averages. Despite this negative trend, many market analysts forecast that natural gas supply and demand will be tight during the winter heating season thus supporting higher commodity pricing later in the year and into calendar year 2004, which are positive indicators for increased drilling activity. Vessel demand in the domestic market is primarily driven by natural gas exploration and production and, at present time, it is unknown how domestic-based vessel demand will be affected by the current market conditions.

International results of operations for the second quarter of fiscal 2004 have been negatively impacted by reduced utilization of the supply and towing supply vessels in certain international markets, particularly in Nigeria, Venezuela and Brazil. Although international results have benefited from stable average day rates, the effect was insufficient in alleviating the negative impact lower utilization had on international results of operations. At present time, crude oil commodity prices are at attractive levels and consumer demand for crude oil remains high, which are optimistic gauges for steady international exploration and production.

Marine operating profit (loss) and other components of earnings before income taxes for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2003 consist of the following:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2003	2002	2003	2002	2003
Vessel activity:
United States	$(4,504)	(5,952)	(12,698)	(9,295)	(8,194)
International	21,946	37,495	54,976	73,845	33,030

	17,442	31,543	42,278	64,550	24,836
Gain on sales of assets	2,304	3,330	4,590	4,887	2,286
Other marine services	737	935	1,907	2,360	1,170

Operating profit	20,483	35,808	48,775	71,797	28,292

Equity in net earnings of unconsolidated companies	1,631	1,723	3,424	2,950	1,793
Interest and other debt costs	(1,004)	(95)	(1,244)	(220)	(240)
Corporate general and administrative	(3,198)	(3,017)	(6,511)	(6,221)	(3,313)
Other income	378	190	777	441	399

Earnings before income taxes	$18,290	34,609	45,221	68,747	26,931

U.S.-based vessel revenues for the quarter and six-month period ended September 30, 2003 increased 44% and 33%, respectively, as compared to the same periods in fiscal 2003 due to higher utilization and average day rates. Higher current period revenues were also generated from an increased number of company vessels operating in the domestic market resulting from the addition of several new-build vessels during the second half of fiscal 2003 and the first half of fiscal 2004 and the acquisition of the ENSCO vessels on April 1, 2003. Utilization rates for the towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, increased modestly for the quarter and six-month period ended September 30, 2003, as compared to the same period in fiscal 2003. Average day rates for the towing supply/supply vessels increased slightly for the current quarter but decreased 5% for the current six-month period as compared to the same period in fiscal 2003. The additional ENSCO vessels helped to boost the current six-month period’s utilization rates, but reduced the average day rate for the entire vessel class as these vessels came to the company at day rates lower than Tidewater’s similar vessels. The company’s average day rates still remain at high levels as compared to the average day rates experienced during the last industry downturn. Utilization rates in the U.S. Gulf of Mexico, however, still remain at the lowest level the company has experienced in over a decade due in part to management’s strategic decision to attempt to maintain high average day rates at the expense of lower utilization. Also during the current quarter and six-month period ended September 30, 2003, the company’s offshore tugs operating in the Gulf experienced a large increase in utilization and average day rates versus similar periods last year due to an increase in construction activity for the current quarter and due to an increase in rig moving for ENSCO. In conjunction with the acquisition of ENSCO vessels, it was also agreed that, for a period of two years and subject to satisfactory performance, the company would provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico.

U.S.-based operating loss for the quarter ended September 30, 2003 decreased 24% as compared to the same period in fiscal 2003 but increased 37% for the six-month period ended September 30, 2003 as compared to the same period in fiscal 2003. Higher revenues earned during the current quarter and six-month period ended September 30, 2003 were offset by increases in vessel operating costs and depreciation expense as a result of the increase in the number of vessels operating in the domestic market.

Current quarter U.S.-based vessel revenues increased 8% as compared to the previous quarter due primarily to higher utilization rates for the domestic-based deepwater vessels, crewboats and offshore tugs and, as a result of higher average day rates for the towing supply/supply vessels, offshore tugs and crewboats. Utilization rates for the towing supply/supply vessels decreased during the current quarter while average day rates for the class of vessel increased. Increases in average day rates for the towing supply/supply vessel class is primarily a result of the mix of vessels working during the period rather than general increases in market rates for the group of vessels. Utilization of the company’s newer, larger, replacement platform supply vessels and stretched vessels, which warrant higher day rates, improved during the current period. Utilization and average day rates for the offshore tugs increased due to an increase in activity related to construction work and an increase in rig moving for ENSCO.

U.S.-based operating loss for the current quarter decreased 45% as compared to the previous quarter due to higher revenues. During the latter part of the current quarter, the company implemented significant cost cutting measures that resulted in the reduction of U.S. shore-based and fleet personnel. The full financial impact of the cost cutting measures is expected to be realized beginning in the third quarter of fiscal 2004.

International-based vessel revenues for the quarter and six-month period ended September 30, 2003 decreased 5% and 4%, respectively, as compared to the same periods in fiscal 2003 due to lower utilization, primarily in Nigeria, Venezuela and Brazil. Average day rates during the current periods increased versus comparative prior year periods but were insufficient to mitigate the negative effects lower utilization had on revenues. Utilization rates, which declined 13% and 9%, respectively, from prior year periods were also impacted by vessel downtime due to a higher level of drydockings and vessel mobilizations.

The company has four deepwater vessels that are currently fulfilling bareboat contractual obligations that existed at the time the vessels were purchased (November 2000). The vessels’ bareboat charter agreements will expire at various times over the next year. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that the company has under bareboat contracts, only revenue and depreciation expense are recorded related to the vessels’ activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For the quarter and six-month period ended September 30, 2003, the four bareboat-chartered deepwater vessels experienced 100% utilization for each respective period and average day rates of approximately $7,400 and $7,300, respectively.

International-based vessel operating profit for the quarter and six-month period ended September 30, 2003 decreased 42% and 26%, respectively, as compared to the same periods in fiscal 2003, due to lower revenues, resulting from reduced vessel utilization, and higher vessel operating costs driven primarily by higher repair and maintenance costs and greater crew costs related to the new vessels added to the fleet since last year.

Current quarter international-based vessel revenues were 3% lower than the revenue amounts earned in the previous quarter due to lower vessel utilization. International-based vessel operating profit for the current quarter decreased 34% as compared to the previous quarter due to lower revenues and higher crew costs resulting from new vessels added to the fleet and to higher repair and maintenance expenses resulting from an increase in vessel drydockings.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month period ended September 30 and for the quarter ended June 30, 2003:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2003	2002	2003	2002	2003
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	84.3%	78.4	76.1	83.0	68.0
Towing-supply/supply	20.6	20.2	22.3	21.5	24.1
Crew/utility	76.2	66.7	73.8	66.7	71.5
Offshore tugs	39.7	21.8	35.4	23.0	31.2
Total	34.0%	30.9	34.1	31.7	34.2
International-based fleet:
Deepwater vessels	78.2%	89.3	79.5	88.3	80.8
Towing-supply/supply	69.3	78.1	71.2	79.0	73.2
Crew/utility	69.9	82.2	73.9	81.8	78.1
Offshore tugs	63.7	74.6	65.1	70.2	66.6
Other	40.1	55.7	44.3	55.9	48.6
Total	67.8%	77.5	70.1	77.3	72.5
Worldwide fleet:
Deepwater vessels	79.3%	87.8	78.8	87.7	78.3
Towing-supply/supply	49.6	57.9	51.5	58.7	53.4
Crew/utility	71.9	76.6	73.9	76.3	75.9
Offshore tugs	54.7	53.6	54.0	51.2	53.3
Other	40.1	55.7	44.3	55.9	48.6
Total	55.8%	62.3	57.2	62.3	58.7

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$12,652	12,745	12,950	13,069	13,303
Towing-supply/supply	6,124	6,059	5,774	6,088	5,469
Crew/utility	2,879	2,665	2,853	2,699	2,827
Offshore tugs	7,306	6,415	7,180	6,980	7,015
Total	$5,786	5,082	5,571	5,158	5,354
International-based fleet:
Deepwater vessels	$11,825	11,446	11,702	11,488	11,578
Towing-supply/supply	6,448	6,271	6,497	6,371	6,544
Crew/utility	3,135	2,843	3,038	2,879	2,945
Offshore tugs	4,737	4,578	4,523	4,519	4,318
Other	1,746	907	1,537	880	1,361
Total	$6,011	5,629	5,956	5,686	5,904
Worldwide fleet:
Deepwater vessels	$12,001	11,602	11,937	11,657	11,871
Towing-supply/supply	6,394	6,245	6,371	6,335	6,349
Crew/utility	3,048	2,787	2,977	2,822	2,907
Offshore tugs	5,432	4,877	5,175	4,964	4,911
Other	1,746	907	1,537	880	1,361
Total	$5,962	5,540	5,874	5,597	5,790

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2003:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2003	2002	2003	2002	2003
Domestic-based fleet:
Deepwater vessels	7	4	7	4	7
Towing-supply/supply	126	100	126	101	126
Crew/utility	29	31	29	31	30
Offshore tugs	23	26	23	26	23

Total	185	161	185	162	186

International-based fleet:
Deepwater vessels	29	25	29	24	29
Towing-supply/supply	186	186	187	185	187
Crew/utility	61	56	60	55	58
Offshore tugs	39	39	39	39	38
Other	20	25	20	25	20

Total	335	331	334	328	332

Owned or chartered vessels included in marine revenues	520	492	519	490	518
Vessels held for sale	25	37	26	37	26
Joint-venture and other	30	29	30	29	30

Total	575	558	575	556	574

On April 1, 2003, the company purchased from ENSCO International Incorporated its 27-vessel Gulf of Mexico-based marine fleet. The mix of ENSCO vessels acquired consists of one deepwater anchor handling/towing supply vessel and 26 towing-supply/supply vessels. Also during the current fiscal year, the company took delivery of one large deepwater platform supply vessel, four 220-foot platform supply vessels, one anchor handling towing supply vessel, six crewboats and one offshore tug. The company also sold and/or scrapped five towing-supply/supply vessels, one crewboat and three offshore tugs.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and six-month periods ended September 30 and for the quarter ended June 30, 2003 were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2003	2002	2003	2002	2003
Personnel	$9,928	9,235	19,692	18,957	9,764
Office and property	3,332	3,129	6,217	6,139	2,885
Sales and marketing	1,084	1,168	2,131	2,126	1,047
Professional services	1,443	1,494	2,825	2,814	1,382
Other	1,450	1,142	2,641	1,741	1,191

	$17,237	16,168	33,506	31,777	16,269

Included in the current quarter general and administrative expenses is approximately $200,000 of severance costs related to the reduction of U.S. shore-based and fleet personnel.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any period are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with an available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At September 30, 2003, all of the company’s $295 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

During the current quarter, the company signed a new $295 million revolving credit agreement which replaced the existing $200 million revolving credit and term loan agreement. Under the new agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. The new revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20% on the unused portion of the facility.

On July 8, 2003, the company issued $300 million of senior unsecured debt notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years, although the notes can be paid before maturity. The average interest rate on the notes sold to private institutional investors is 4.35%. The note proceeds were used to refinance the then-existing $245 million debt outstanding, with the balance of the issue to be used to fund future capital expenditures.

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the six months ended September 30, 2003, net cash from operating activities was less than the same period in fiscal 2003 primarily due to lower accounts receivable collections.

Investing activities for the six months ended September 30, 2003 used $191.0 million of cash, which included $7.9 million from proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $12.6 million in capitalized repairs, maintenance and vessel enhancements, $.7 million in other properties and equipment purchases, $107.7 million for the construction of offshore marine vessels and $77.8 million for the purchase of 27 ENSCO vessels on April 1, 2003. Investing activities for the six months ended September 30, 2002 used $158.7 million of cash, which included $5.3 million from proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $7.1 million in capitalized repairs and maintenance, $2.3 million in other properties and equipment purchases and $154.6 million for the construction of offshore marine vessels.

Financing activities for the six months ended September 30, 2003 provided $144.3 million of cash, which included $300 million of privately placed senior unsecured debt borrowings, a $100 million term loan placed with a group of banks primarily to finance the purchase of the ENSCO vessels and $36 million of borrowings from the company’s original revolving and term loan agreement. Borrowings were offset primarily by repayments of debt of $275 million, which consists of the payoff of the $100 million term loan and the payoff of $175 million of outstanding debt under the company’s original revolving and term loan agreement and $17 million of cash used for quarterly cash dividends of $.15 per share. Financing activities for the six months ended September 30, 2002 provided $45.2 million of cash, which included $70 million of credit facility borrowings that were offset primarily by repayments of debt of $15 million and $16.9 million of cash used for quarterly cash dividends of $.15 per share.

On January 10, 2001, the company entered into agreements with a shipyard in Far East Asia for the construction of five large anchor handling towing supply vessels which are capable of working in most deepwater markets of the world. Scheduled deliveries for the five vessels have been delayed. The company expects the first vessel to be delivered to the market early in calendar year 2004 while the remaining four vessels are expected to be delivered throughout calendar year 2004. The total estimated cost for the vessels is approximately $175.5 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of September 30, 2003, $141.5 million has been expended on the vessels.

The company is also constructing eight anchor handling towing supply vessels varying in size from 5,500 brake horsepower (BHP) to 9,000 BHP. Four international shipyards will each construct two vessels. Scheduled delivery of the eight vessels is expected to begin in December 2004 with the last vessel delivered in November 2005. As of September 30, 2003, $10.1 million has been expended on the vessels of the total $115.5 million commitment cost.

The company is also committed to the construction of one large, North Sea-type platform supply vessel (which is being constructed in a Brazilian shipyard) and six next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $86.1 million. The company’s shipyard, Quality Shipyard, LLC, is constructing one of the next generation supply vessels and two other shipyards are constructing the remaining five vessels. The six vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, these vessels are being constructed in order to replace older supply vessels. Scheduled delivery of the seven vessels is expected to commence in October 2003 with final delivery in May 2004. As of September 30, 2003, $62.4 million has been expended on these vessels.

In August 2003, the company committed $13.6 million for the construction of two, 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The vessels are being constructed at a U.S. shipyard and are scheduled for delivery in September and December of 2004. As of September 30, 2003, $.7 million has been expended on the two vessels.

The company is also committed to the construction of one 162-foot crewboat and one water jet crewboat. A U.S. shipyard is constructing the 162-foot crewboat and to date no amounts have been expended on this vessel of the total $5.3 million commitment cost, as the crewboat’s purchase price is due upon delivery of the vessel. A shipyard in Holland is constructing the water jet craft, and, as of September 30, 2003, $.5 million has been expended of the total $.9 million commitment cost. The vessels are scheduled for delivery in October and November of 2003.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of September 30, 2003:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 9/30/03	Number of Vessels	Total Cost Commitment	Expended Through 9/30/03
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	5	$175,510	$141,494
Platform supply vessels	—	—	—	1	$17,001	$13,547
Replacement Fleet:
Anchor handling towing supply	—	—	—	8	$115,514	$10,120
Platform supply vessels	6	$69,111	$48,813	—	—	—
Crewboats:
Crewboats – 162-foot	1	$5,263	—	—	—	—
Crewboats – 175-foot	2	$13,618	$696	—	—	—
Crewboats – Water Jet	—	—	—	1	$901	$493

Totals	9	$87,992	$49,509	15	$308,926	$165,654

The company has been financing its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured debt notes and revolving credit facility. Of the total $396.9 million of capital commitments for vessels currently under construction the company has expended $215.2 million as of September 30, 2003.

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

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2003, was approximately $1.0 million and $1.2 million, respectively. Interest costs capitalized for the quarter and six-month period ended September 30, 2003 was approximately $2.3 million and $3.4 million, respectively.

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

The company performed its annual impairment test as of December 31, 2002, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission on April 22, 2003. Goodwill as of September 30, 2003 was $328.8 million.

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

Environmental Matters

During the ordinary course of business, the company’s operations are subject to a wide variety of environmental laws and regulations. The company attempts to comply with these laws and regulations in order to avoid costly accidents and related environmental damage. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, nor is expected to have, a material effect on the company. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any environmentally hazardous material aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas to ensure containment if accidents occur. In addition the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

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

At September 30, 2003, the company had $300 million of debt outstanding, all of which represents senior unsecured debt note borrowings that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years, although the notes can be paid before maturity. The average interest rate on the notes sold is 4.35%. The fair value of this debt at September 30, 2003 approximates its face value.

During the current quarter, the company signed a new $295 million revolving credit agreement which replaced the existing $200 million revolving credit and term loan agreement. There were no cash borrowings against the company’s revolving credit facility as of September 30, 2003. Under the new agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. The new revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20% on the unused portion of the facility.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The company had no derivative financial instruments outstanding as of September 30, 2003.

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

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules. However, any control system, no matter how well-conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’)) as of the end of the period covered by this report. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

(b)	Change in Internal Control Over Financial Reporting

There have been no changes in the company’s internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.	The Annual Meeting of Stockholders of the company was held in New Orleans, Louisiana on July 31, 2003.

B.	Listed below are the nominees who were elected directors at the Annual Meeting and the name of each other director whose term of office continued after the Meeting.

Name	Nominee or Director Continuing in Office
Robert H. Boh	Director Continuing in Office
Arthur R. Carlson	Nominee
Jon C. Madonna	Nominee
Paul W. Murrill	Director Continuing in Office
William C. O’Malley	Nominee
Richard A. Pattarozzi	Director Continuing in Office
J. Hugh Roff, Jr.	Director Continuing in Office
Donald G. Russell	Director Continuing in Office
Dean E. Taylor	Director Continuing in Office

C.	The company’s Stockholders voted as follows with respect to the proposals presented at the meeting:

1.	Arthur R. Carlson was elected director with 53,786,600 votes cast for and 423,422 votes withheld.

2.	Jon C. Madonna was elected director with 52,190,010 votes cast for and 1,020,012 votes withheld.

3.	William C. O’Malley was elected director with 53,767,001 votes cast for and 443,021 votes withheld.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 23 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated July 9, 2003 reported that the company has completed the issuance and funding of $300 million of senior unsecured notes.

C.	The company’s report on Form 8-K dated July 22, 2003 reported that the company issued a press release reporting the company’s first quarter fiscal 2004 results of operations.

D.	The company’s report on Form 8-K dated July 31, 2003 reported that the company has elected Dean E. Taylor, President and Chief Executive Officer, as Chairman of its Board of Directors and also reported that Dean E. Taylor’s presentation at the annual meeting of stockholders would be available to all interested persons on the company’s website.

E.	The company’s report on Form 8-K dated August 28, 2003 reported that the company completed an increase and extension of its current Revolving Credit Facility and that the company has entered into contracts for the construction of six anchor handling towing supply vessels and two next generation class of 175’ fast supply vessels.

F.	The company’s report on Form 8-K dated September 25, 2003 reported that the company elected Richard du Moulin to its board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC. (Registrant)

Date: October 23, 2003	/s/ DEAN E. TAYLOR
Dean E. Taylor Chairman of the Board, President and Chief Executive Officer

Date: October 23, 2003	/s/ J. KEITH LOUSTEAU
J. Keith Lousteau Executive Vice President and Chief Financial Officer

Date: October 23, 2003	/s/ JOSEPH M. BENNETT
Joseph M. Bennett Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number

10	$295,000,000 Amended And Restated Revolving Credit Agreement dated as of August 15, 2003

15	Letter re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.