Form 10-Q
period 2003-12-31
TIDEWATER INC
filed 2004-01-20
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

56,698,689 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 9, 2004. Excluded from the calculation of shares outstanding at January 9, 2004 are 3,877,704 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2003	March 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$15,919	17,767
Trade and other receivables	165,085	160,773
Marine operating supplies	39,946	31,277
Other current assets	5,638	3,675

Total current assets	226,588	213,492

Investments in, at equity, and advances to unconsolidated companies	26,205	27,445
Properties and equipment:
Vessels and related equipment	2,305,532	2,077,034
Other properties and equipment	41,593	41,403

	2,347,125	2,118,437
Less accumulated depreciation	1,000,623	952,516

Net properties and equipment	1,346,502	1,165,921

Goodwill	328,754	328,754
Other assets	139,009	113,966

Total assets	$2,067,058	1,849,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	57,324	60,968
Accrued property and liability losses	9,583	9,648
Income taxes	4,395	1,650

Total current liabilities	71,302	72,266

Long-term debt	310,000	139,000
Deferred income taxes	217,610	199,543
Accrued property and liability losses	34,623	34,148
Other liabilities and deferred credits	56,063	53,226
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,576,386 shares at December and 60,578,927 shares at March	6,058	6,058
Other stockholders’ equity	1,371,402	1,345,337

Total stockholders’ equity	1,377,460	1,351,395

Total liabilities and stockholders’ equity	$2,067,058	1,849,578

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues:
Vessel revenues	$162,097	160,716	481,485	473,432
Other marine revenues	7,310	2,371	16,951	8,518

	169,407	163,087	498,436	481,950

Costs and expenses:
Vessel operating costs	96,815	90,013	298,994	271,222
Costs of other marine revenues	6,022	1,294	13,475	4,840
Depreciation and amortization	24,715	21,020	73,207	61,237
General and administrative	17,137	16,790	50,643	48,567

	144,689	129,117	436,319	385,866

	24,718	33,970	62,117	96,084
Other income (expenses):
Foreign exchange loss	(798)	(637)	(1,341)	(2,505)
Gain on sales of assets	199	(12)	4,789	4,875
Equity in net earnings of unconsolidated companies	1,532	1,396	4,956	4,346
Minority interests	(70)	(20)	(161)	(67)
Interest and miscellaneous income	589	430	2,275	1,361
Interest and other debt costs	(920)	(109)	(2,164)	(329)

	532	1,048	8,354	7,681

Earnings before income taxes	25,250	35,018	70,471	103,765
Income taxes	6,923	11,381	21,846	33,724

Net earnings	$18,327	23,637	48,625	70,041

Earnings per common share	$.32	.42	.86	1.24

Diluted earnings per common share	$.32	.42	.86	1.24

Weighted average common shares outstanding	56,660,962	56,476,727	56,641,368	56,378,563
Incremental common shares from stock options	89,376	120,739	106,451	208,159

Adjusted weighted average common shares	56,750,338	56,597,466	56,747,819	56,586,722

Cash dividends declared per common share	$.15	.15	.45	.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net cash provided by operating activities	$33,503	47,712	99,814	161,095

Cash flows from investing activities:
Proceeds from sales of assets	357	2,662	8,240	8,004
Additions to properties and equipment	(56,857)	(54,995)	(255,731)	(219,034)
Other	25	—	25	—

Net cash used in investing activities	(56,475)	(52,333)	(247,466)	(211,030)

Cash flows from financing activities:
Credit facility borrowings	10,000	15,000	446,000	85,000
Principal payments on debt	—	(5,000)	(275,000)	(20,000)
Proceeds from issuance of common stock	41	176	307	6,376
Cash dividends	(8,504)	(8,477)	(25,503)	(25,400)
Other	1	—	—	—

Net cash provided by financing activities	1,538	1,699	145,804	45,976

Net change in cash and cash equivalents	(21,434)	(2,922)	(1,848)	(3,959)
Cash and cash equivalents at beginning of period	37,353	10,845	17,767	11,882

Cash and cash equivalents at end of period	$15,919	7,923	15,919	7,923

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$158	851	2,155	2,270
Income taxes	$6,386	8,508	18,722	24,725

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Financial Statements

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

Certain previously reported amounts have been reclassified to conform to the quarter and nine-month period ended December 31, 2003 financial statement presentation.

(2)	Stockholders’ Equity

At December 31, 2003 and March 31, 2003, 3,878,441 and 3,941,578 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)	Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The company uses the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the quarter and nine-month periods ended December 31 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share data)	2003	2002	2003	2002
Net earnings as reported	$18,327	23,637	48,625	70,041
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	$87	104	186	239
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	$(1,470)	(1,856)	(4,668)	(5,387)

Pro forma net earnings	$16,944	21,885	44,143	64,893

Earnings per common share:
As reported	$.32	.42	.86	1.24
Pro forma	$.30	.39	.78	1.15
Diluted earnings per common share:
As reported	$.32	.42	.86	1.24
Pro forma	$.30	.39	.78	1.15

(4)	Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarter and nine-month period ended December 31, 2003 was 27.4% and 31%, respectively. The effective tax rate applicable to pre-tax earnings was 32.5% for the quarter and nine-month period ended December 31, 2002.

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

On July 8, 2003, the company completed the issuance and funding of $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be paid off anytime before maturity. The average interest rate on the notes sold to private institutional investors is 4.35%. The terms of the debt obligation limit the amount of debt the company can maintain, and, as such, the company cannot exceed a debt to total capitalization ratio greater than 55%. The note proceeds were used to refinance the then-existing $245 million debt outstanding, with the balance of the issue to be used to fund future capital expenditures.

On August 15, 2003, the company signed a new $295 million revolving credit agreement which replaced the existing $200 million revolving credit and term loan agreement. Under the new agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. The new revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20% on the unused portion of the facility. The company had $10 million in outstanding borrowings from the revolving credit facility at December 31, 2003.

Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The agreement also limits the company’s ability to encumber its assets for the benefit of others.

(7)	Contingencies

As a result of its ongoing examinations of the company’s income tax returns covering fiscal years 1999 and 2000, the Internal Revenue Service (IRS) has issued an examination report challenging the depreciation methods historically utilized by the company and the entire offshore marine support industry. The IRS position could result in additional income tax due approximating $28.5 million related to fiscal years 1999 and 2000. Subsequent to the issuance of the examination report, the IRS has informed the company that it does not intend to propose a second adjustment covering the cumulative effect of such a depreciation method change.

Such additional taxes due, if any, would result in a reclassification of a previously recorded non-current deferred income tax liability to a current income tax payable. Other than a charge for interest related to amounts due, if any, this issue would have no effect on the company’s statement of earnings. The company intends to vigorously contest the audit deficiency as issued by the IRS and believes that the final outcome of this controversy will not have a material adverse effect on its financial position or results of operations.

(8)	New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) published a revision to Interpretation 46 (FIN 46R) to clarify certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46R applies in the first interim period ending after March 15, 2004. The company has not completed its assessment of the impact of FIN 46R, but does not anticipate a material impact on its financial position and results of operations.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders

Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 2003, and the related condensed consolidated statements of earnings and cash flows for the three-month and nine-month periods ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

January 16, 2004

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

The following table compares revenues and operating costs (excluding general and administrative expense and depreciation expense) for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2003. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2003	2002	2003	2002	2003
Revenues:
Vessel revenues:
United States	$32,452	30,193	96,827	78,587	33,432
International	129,645	130,523	384,658	394,845	125,620

	162,097	160,716	481,485	473,432	159,052
Other marine revenues	7,310	2,371	16,951	8,518	5,167

	$169,407	163,087	498,436	481,950	164,219

Operating costs:
Vessel operating costs:
Crew costs	$53,992	49,402	160,612	147,037	54,538
Repair and maintenance	18,353	16,754	58,100	53,410	21,678
Insurance	4,491	5,465	18,446	17,457	6,443
Fuel, lube and supplies	9,204	7,682	28,260	23,198	9,731
Other	10,775	10,710	33,576	30,120	11,472

	96,815	90,013	298,994	271,222	103,862
Costs of other marine revenues	6,022	1,294	13,475	4,840	4,273

	$102,837	91,307	312,469	276,062	108,135

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $2.3 million of billings as of December 31, 2003 ($5.6 million of billings as of March 31, 2003), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The prolonged weakness in the natural gas drilling market in the U.S. Gulf of Mexico continues to impact the company’s domestic results of operations. With the addition of several new-build vessels delivered to the domestic fleet in the last year and the additional vessels acquired from ENSCO on April 1, 2003, domestic-based vessel revenues increased from prior year levels, but utilization rates, especially for the company’s towing supply/supply vessels, remain at a depressed level. Strong natural gas commodity prices and tight inventory levels for the resource for the majority of calendar year 2003 did not result in an increase in gas drilling in the Gulf of Mexico market. The reasons for the continuing low level of offshore drilling and exploration activity are not fully known. Market analysts have increased calendar year 2004’s average annual expected natural gas commodity price forecast on the expectation that demand for the resource will increase due to the global economic recovery that they believe is underway. Industry pundits are also predicting that commodity prices for the resource will be sustainable at the higher level, which is a positive indicator for increased drilling activity.

International results of operations for fiscal 2004 have been negatively impacted by reduced utilization of the supply and towing supply vessels in certain international markets, particularly in Nigeria and Venezuela. Although international results have benefited from stable average day rates, the effect was insufficient in alleviating the negative impact lower utilization had on international results of operations. At present time, crude oil commodity prices are at attractive levels and consumer demand for crude oil remains high. Market analysts forecast demand for crude to remain strong throughout calendar 2004 due to global economic recovery and expect commodity prices for oil to remain stable, which is an optimistic gauge for steady international exploration and production.

Marine operating profit/(loss) and other components of earnings before income taxes for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2003 consist of the following:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2003	2002	2003	2002	2003
Vessel activity:
United States	$(1,962)	(1,000)	(14,660)	(10,295)	(4,504)
International	28,203	36,550	83,179	110,395	21,946

	26,241	35,550	68,519	100,100	17,442
Gain on sales of assets	199	(12)	4,789	4,875	2,304
Other marine services	1,157	960	3,064	3,320	737

Operating profit	27,597	36,498	76,372	108,295	20,483

Equity in net earnings of unconsolidated companies	1,532	1,396	4,956	4,346	1,631
Interest and other debt costs	(920)	(109)	(2,164)	(329)	(1,004)
Corporate general and administrative	(3,272)	(2,886)	(9,783)	(9,107)	(3,198)
Other income	313	119	1,090	560	378

Earnings from continuing operations before income taxes	$25,250	35,018	70,471	103,765	18,290

U.S.-based vessel revenues for the quarter and nine-month period ended December 31, 2003 increased approximately 8% and 23%, respectively, as compared to the same periods in fiscal 2003 primarily due to an increased number of company vessels operating in the domestic market resulting from the addition of several new-build vessels during the fourth quarter of fiscal 2003 and the first nine months of fiscal 2004 and the acquisition of the ENSCO vessels on April 1, 2003. Although the company’s deepwater class of vessels contributed the greatest percentage of revenue growth for the quarter and nine-month period ended December 31, 2003 as compared to the same periods in fiscal 2003, it is the company’s towing supply/supply vessel class that is the major income producing vessel class in the domestic market. Utilization rates for the towing supply/supply vessels decreased approximately 9% for the current quarter and remained relatively stable for the nine-month period ended December 31, 2003, as compared to the same periods in fiscal 2003. Average day rates for the towing supply/supply vessels declined slightly for the current quarter and decreased approximately 4% for the current nine-month period as compared to the same periods in fiscal 2003. The company’s average day rates still remain at high levels as compared to the average day rates experienced during the last industry downturn. Utilization rates in the U.S. Gulf of Mexico, however, still remain at the lowest level the company has experienced in over a decade due in part to management’s strategic decision to maintain higher average day rates at the expense of lower utilization. Due to the lack of demand at the higher day rate level, the company currently has 90 stacked towing supply/supply vessels; all but four vessels require a drydock before returning to service. Also, the company’s offshore tugs operating in the Gulf experienced a large increase in utilization and a modest increase in average day rates for the nine-month period ended December 31, 2003 versus the same period in fiscal 2003 due to an increase in construction activity, ocean barge towing and due to an increase in rig moving for ENSCO. In conjunction with the acquisition of ENSCO vessels, it was agreed that, for a period of two years and subject to satisfactory performance, the company would provide to ENSCO all of their discretionary vessel requirements in the Gulf of Mexico.

U.S.-based operating loss for the current quarter increased approximately $962,000 as compared to the same period in fiscal 2003 due to higher depreciation expense as a result of the increase in the number of vessels operating in the domestic market. U.S.-based operating loss for the current nine-month period ended December 31, 2003 increased approximately $4.4 million as compared to the same period in fiscal 2003 as a result of higher depreciation expense due to an increase in the number of vessel operating in the domestic market and also due to higher vessel operating costs, primarily crew costs, repair and maintenance costs and vessel insurance costs as a result of acquiring the ENSCO vessel fleet.

Current quarter U.S.-based vessel revenues decreased modestly as compared to the previous quarter due primarily to lower average day rates despite increases in utilization rates for the period. The company’s offshore tugs experienced a 17% decline in averages day rates but experienced a 10% increase in utilization rates for the current quarter as compared to the previous quarter as a result of performing more ocean barge towing jobs and less construction work which generally commands a higher day rate than barge towing.

U.S.-based operating loss for the current quarter decreased approximately $2.5 million or 56% as compared to the previous quarter due to implementing significant cost cutting measures during the latter part of the second quarter of fiscal 2004 that resulted in the reduction of U.S. shore-based and fleet personnel and due to decreases in repair and maintenance costs, fuel lube and supplies and a decrease in vessel insurance costs.

Due to the level of vessel activity experienced and to a positive safety performance on a year to date basis, current quarter marine results of operations includes $3 million of insurance premium rebates as provided for in our insurance program. The company recorded $1.5 million of premium rebates during the second quarter of fiscal 2004 and has an opportunity to obtain additional insurance premium rebates in the future should the positive safety performance continue.

International-based vessel revenues decreased slightly for the current quarter and decreased approximately 3% for the current nine-month period ended December 31, 2003, as compared to the same periods in fiscal 2003 due to lower utilization, primarily in Nigeria and Venezuela. Average day rates during the current periods increased versus the comparative prior year periods but were insufficient to mitigate the negative effects lower utilization had on revenues.

The company has two deepwater vessels that are currently fulfilling bareboat contractual obligations that existed at the time the vessels were purchased (November 2000). The bareboat charter agreements on the two vessels will expire at various times over the next year. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessels that the company has under bareboat contracts, only revenue and depreciation expense are recorded related to the vessels’ activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For the quarter and nine-month period ended December 31, 2003, the two bareboat-chartered deepwater vessels experienced 100% utilization for each respective period and average day rates of approximately $8,144 and $7,940, respectively.

International-based vessel operating profit for the quarter and nine-month period ended December 31, 2003 decreased approximately 23% and 25%, respectively, as compared to the same periods in fiscal 2003, due to earning lower revenues resulting from reduced vessel utilization and due to higher vessel operating costs driven primarily by higher repair and maintenance costs; greater crew costs related to the new vessels added to the fleet since last year; and due to increases in fuel, lube and supply costs resulting from furnishing the new vessels and mobilizing them to their areas of operations.

Current quarter international-based vessel revenues increased approximately 3% as compared to the previous quarter due primarily to an increase in average day rates and utilization for the company’s deepwater vessels. International-based vessel operating profit for the current quarter increased approximately 28% as compared to the previous quarter due to higher revenues and lower repair and maintenance costs due to a decrease in the number of vessel drydockings performed during the quarter.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2003:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
	2003	2002	2003	2002	2003
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	89.1%	95.3	80.5	88.2	84.3
Towing-supply/supply	21.9	24.0	22.2	22.3	20.6
Crew/utility	71.8	78.4	73.2	70.6	76.2
Offshore tugs	43.7	45.3	38.2	30.1	39.7
Total	34.9%	39.9	34.3	34.4	34.0
International-based fleet:
Deepwater vessels	82.3%	87.7	80.4	88.1	78.2
Towing-supply/supply	69.3	79.3	70.6	79.2	69.3
Crew/utility	74.3	81.0	74.0	81.3	69.9
Offshore tugs	69.8	60.6	66.7	67.0	63.7
Other	42.3	50.5	43.7	54.1	40.1
Total	70.0%	76.0	70.1	76.9	67.8
Worldwide fleet:
Deepwater vessels	83.6%	88.8	80.4	88.1	79.3
Towing-supply/supply	50.6	60.0	51.2	59.1	49.6
Crew/utility	73.5	80.1	73.7	77.5	71.9
Offshore tugs	59.9	54.7	56.0	52.3	54.7
Other	42.3	50.5	43.7	54.1	40.1
Total	57.8%	64.2	57.4	62.9	55.8

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$12,328	13,081	12,719	13,075	12,652
Towing-supply/supply	5,763	5,802	5,770	5,985	6,124
Crew/utility	2,897	2,567	2,868	2,650	2,879
Offshore tugs	6,089	6,355	6,764	6,678	7,306
Total	$5,553	5,132	5,565	5,148	5,786
International-based fleet:
Deepwater vessels	$12,481	11,406	11,975	11,460	11,825
Towing-supply/supply	6,286	6,314	6,427	6,368	6,448
Crew/utility	3,040	2,764	3,039	2,818	3,135
Offshore tugs	4,590	3,844	4,546	4,313	4,737
Other	1,820	1,052	1,622	938	1,746
Total	$5,937	5,640	5,950	5,670	6,011
Worldwide fleet:
Deepwater vessels	$12,454	11,670	12,119	11,662	12,001
Towing-supply/supply	6,196	6,243	6,313	6,317	6,394
Crew/utility	2,999	2,695	2,984	2,763	3,048
Offshore tugs	5,003	4,653	5,114	4,855	5,432
Other	1,820	1,052	1,622	938	1,746
Total	$5,856	5,537	5,868	5,576	5,962

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2003:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
	2003	2002	2003	2002	2003
Domestic-based fleet:
Deepwater vessels	7	4	7	3	7
Towing-supply/supply	124	100	125	101	126
Crew/utility	28	31	29	31	29
Offshore tugs	23	25	23	26	23

Total	182	160	184	161	185

International-based fleet:
Deepwater vessels	30	26	29	25	29
Towing-supply/supply	189	186	188	185	186
Crew/utility	64	57	61	56	61
Offshore tugs	38	38	38	38	39
Other	18	24	19	25	20

Total	339	331	335	329	335

Owned or chartered vessels included in marine revenues	521	491	519	490	520
Vessels held for sale	25	34	25	36	25
Joint-venture and other	30	29	30	29	30

Total	576	554	574	555	575

On April 1, 2003, the company purchased from ENSCO International Incorporated its 27-vessel Gulf of Mexico-based marine fleet. The mix of ENSCO vessels acquired consists of one deepwater anchor handling/towing supply vessel and 26 towing-supply/supply vessels. Also during the current fiscal year, the company took delivery of one large deepwater platform supply vessel, five 220-foot platform supply vessels, one anchor handling towing supply vessel, eight crewboats and one offshore tug. The company also sold and/or scrapped five towing-supply/supply vessels, two crewboats, three offshore tugs and three other type vessels.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and nine-month periods ended December 31 and for the quarter ended September 30, 2003:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2003	2002	2003	2002	2003
Personnel	$10,011	9,838	29,703	28,795	9,928
Office and property	3,081	2,949	9,298	9,088	3,332
Sales and marketing	1,235	1,322	3,366	3,448	1,084
Professional services	1,086	1,159	3,911	3,973	1,443
Other	1,724	1,522	4,365	3,263	1,450

	$17,137	16,790	50,643	48,567	17,237

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any period are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with an available line of credit, provides the company, in management’s opinion, with adequate resources to satisfy current financing requirements. At December 31, 2003, $285 million of the company’s $295 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

During the second quarter of fiscal 2004, the company signed a new $295 million revolving credit agreement which replaced the existing $200 million revolving credit and term loan agreement. Under the new agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. The new revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20% on the unused portion of the facility.

On July 8, 2003, the company issued $300 million of senior unsecured debt notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be paid off anytime before maturity. The average interest rate on the notes sold to private institutional investors is 4.35%. The note proceeds were used to refinance the then-existing $245 million debt outstanding, with the balance of the issue to be used to fund future capital expenditures.

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2003, net cash from operating activities was less than the same period in fiscal 2003 primarily due to lower accounts receivable collections.

Investing activities for the nine months ended December 31, 2003 used $247.5 million of cash, which included $8.2 million from proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $17.4 million in capitalized repairs and maintenance, $.3 million in vessel enhancements, $.9 million in other properties and equipment purchases, $159.3 million for the construction of offshore marine vessels and $77.8 million for the purchase of 27 ENSCO vessels on April 1, 2003. Investing activities for the nine months ended December 31, 2002 used $211 million of cash, which included $8.0 million from proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $11 million in capitalized repairs and maintenance, $8.4 million in vessel enhancements, $2.6 million in other properties and equipment purchases and $197 million for the construction of offshore marine vessels.

Financing activities for the nine months ended December 31, 2003 provided $145.8 million of cash, which included $300 million of privately placed senior unsecured debt borrowings, a $100 million term loan placed with a group of banks primarily to finance the purchase of the ENSCO vessels, $36 million of borrowings from the company’s original revolving and term loan agreement and $10 million of borrowings from the company’s new $295 million revolving credit agreement. Borrowings were offset primarily by repayments of debt of $275 million, which consists of the payoff of the $100 million term loan and the payoff of $175 million of outstanding debt under the company’s original revolving and term loan agreement and $25.5 million of cash used for quarterly cash dividends of $.15 per share. Financing activities for the nine months ended December 31, 2002 provided $46 million of cash, which included $85 million of credit facility borrowings that were offset primarily by repayments of debt of $20 million and $25.4 million of cash used for quarterly cash dividends of $.15 per share.

On January 10, 2001, the company entered into agreements with a shipyard in Far East Asia for the construction of five large anchor handling towing supply vessels which are capable of working in most deepwater markets of the world. Scheduled deliveries for the five vessels have been delayed. The company expects the first vessel to be delivered to the market in March 2004 while the remaining four vessels are expected to be delivered throughout calendar year 2004. The total estimated cost for the vessels is approximately $177.2 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of December 31, 2003, $154.7 million has been expended on the vessels.

The company is also constructing eight anchor handling towing supply vessels varying in size from 5,500 brake horsepower (BHP) to 9,000 BHP. Four international shipyards will each construct two vessels. Scheduled delivery of the eight vessels is expected to begin in December 2004 with the last vessel delivered in November 2005. As of December 31, 2003, $22.7 million has been expended on the vessels of the total $115.6 commitment cost. The company is also committed to the purchase of one 5,500 BHP anchor handling towing supply vessel for approximately $11.2 million. The company will take delivery of the vessel in January 2004.

The company is also committed to the construction of five next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $57.2 million. The company’s shipyard, Quality Shipyard, LLC, is constructing one of the next generation supply vessels and two other shipyards are constructing the remaining four vessels. The five vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, these vessels are being constructed in order to replace older supply vessels. Scheduled delivery of the five vessels is expected to commence in January 2004 with final delivery in May 2004. As of December 31, 2003, $53.1 million has been expended on these vessels.

In August 2003, the company committed $13.8 million for the construction of two, 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The vessels are being constructed at a U.S. shipyard and are scheduled for delivery in August and November of 2004. As of December 31, 2003, $.9 million has been expended on the two vessels.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of December 31, 2003:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 12/31/03	Number of Vessels	Total Cost Commitment	Expended Through 12/31/03
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	5	$177,220	$154,693
Replacement Fleet:
Anchor handling towing supply	—	—	—	9	$126,768	$22,754
Platform supply vessels	5	$57,184	$53,067	—	—	—
Crewboats:
Crewboats – 175-foot	2	$13,762	$867	—	—	—

Totals	7	$70,946	$53,934	14	$303,988	$177,447

The company has been financing its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured debt notes and revolving credit facility. Of the total $374.9 million of capital commitments for vessels currently under construction the company has expended $231.4 million as of December 31, 2003.

While the company has not formally committed to any future new build vessel contracts at the present time, other than what has been discussed above, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 to 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund significant capital expenditures over the next several years.

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and nine-month period ended December 31, 2003, was approximately $.9 million and $2.2 million, respectively. Interest costs capitalized for the quarter and nine month period ended December 31, 2003 was approximately $2.7 million and $6.1 million, respectively.

As a result of its ongoing examinations of the company’s income tax returns covering fiscal years 1999 and 2000, the Internal Revenue Service (IRS) has issued an examination report challenging the depreciation methods historically utilized by the company and the entire offshore marine support industry. The IRS position could result in additional income tax due approximating $28.5 million related to fiscal years 1999 and 2000. Subsequent to the issuance of the examination report, the IRS has informed the company that it does not intend to propose a second adjustment covering the cumulative effect of such a depreciation method change.

Such additional taxes due, if any, would result in a reclassification of a previously recorded non-current deferred income tax liability to a current income tax payable. Other than a charge for interest related to amounts due, if any, this issue would have no effect on the company’s statement of earnings. The company intends to vigorously contest the audit deficiency as issued by the IRS and believes that the final outcome of this controversy will not have a material adverse effect on its financial position or results of operations.

Goodwill

The company tests goodwill impairment annually at a reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its domestic and international operations.

The company performed its annual impairment test as of December 31, 2003, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2003, filed with the Securities and Exchange Commission on April 22, 2003. Goodwill as of December 31, 2003 and 2002 is $328.8 million.

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

During the second quarter of fiscal 2004, the company signed a new $295 million revolving credit agreement which replaced the existing $200 million revolving credit and term loan agreement. Under the new agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. The new revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20% on the unused portion of the facility.

At December 31, 2003, the company had $310 million of debt outstanding of which $10 million represents unsecured borrowings from the company’s revolving credit facility. The fair value of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.01 to 2.03 percent. The remaining $300 million represents senior unsecured debt note borrowings that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be paid off anytime before maturity. The average interest rate on the notes sold is 4.35%. The fair value of this debt at December 31, 2003 approximates its face value.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The company had no spot contracts or derivative contracts outstanding as of December 31, 2003.

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

(a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 22 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated October 9, 2003 reports that the company issued earnings guidance for its quarter ended September 30, 2003.

C.	The company’s report on Form 8-K dated October 23, 2003 reported that the company issued a press release reporting the company’s results of operations for the quarter and six-month period ended September 30, 2003.

D.	The company’s report on Form 8-K dated November 20, 2003 reported that the company elected J. Wayne Leonard, Chief Executive Officer of Entergy Corporation, to its board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: January 20, 2004	/s/ DEAN E. TAYLOR

Dean E. Taylor Chairman of the Board, President and Chief Executive Officer

Date: January 20, 2004	/s/ J. KEITH LOUSTEAU

J. Keith Lousteau Executive Vice President and Chief Financial Officer

Date: January 20, 2004	/s/ JOSEPH M. BENNETT

Joseph M. Bennett Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number

15	Letter re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.