Form 10-K
period 2004-03-31
TIDEWATER INC
filed 2004-04-21
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Fiscal Year Ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From to .

Commission file number 1-6311

TIDEWATER INC.

(Exact name of registrant as specified in its Charter)

Delaware	72-0487776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Poydras Street, New Orleans, Louisiana	70130
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, including area code (504) 568-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10	New York Stock Exchange, Pacific Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange, Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2003, was approximately $1,613,656,010 based upon the last sales price reported for such date. Excluded from the calculation of market value are 3,892,936 shares held by the Registrant’s grantor stock ownership trust.

57,035,252 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 9, 2004. Excluded from the calculation of shares outstanding at April 9, 2004 are 3,664,186 shares held by the Registrant’s grantor stock ownership trust. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders are incorporated into Part III of this report.

Forward-looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

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

With a fleet of over 575 vessels, the company operates (either through its consolidated entities or joint-ventures in which it participates), and has a leading market share, in most of the world’s significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

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

Recent Developments

On April 1, 2003, the company paid $79 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The mix of vessels the company acquired consists of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with this acquisition, it was agreed that, for a period of two years and subject to satisfactory performance, the company would provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates to be charged under the arrangement are based upon predetermined pricing criteria. The acquisition enhances the competitive posture of the company in providing anchor handling and towing-supply services in the Gulf of Mexico.

On July 8, 2003, the company completed the issuance and funding of $300 million of senior unsecured notes. The multiple series of notes, with maturities ranging from 7 years to 12 years, have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes sold to private institutional investors is 4.35%. The terms of the notes limit the amount of company debt, and the company’s debt to total capitalization ratio cannot exceed 55%. The note proceeds were used to refinance a then-existing $245 million debt outstanding, with the balance of the proceeds used to fund capital expenditures.

As a result of the prolonged weakness in the U.S. Gulf of Mexico drilling market, in March 2004 the company’s management performed a review of the recoverability of the values of its Gulf of Mexico operating assets and recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $.30 per share) relating to 83 older Gulf of Mexico supply vessels that have been “cold stacked” for the last few years and are unlikely to return to active service. The impairment charge was taken to adjust the carrying value of these assets to fair market value at March 31, 2004. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements.

Four years have passed since the company embarked on its aggressive deepwater new-build vessel construction and deepwater vessel acquisition program which facilitated the company’s entrance into the deepwater markets of the world. In that time, the company committed $727.7 million for the purchase or construction of 33 large deepwater vessels, of which $707.2 million has been expended through March 31, 2004. Twenty-eight of these deepwater vessels, of which 11 were acquired and 17 were newly-built, have been delivered, crewed and are working under contracts of varied terms. During fiscal 2002, the company initiated a U.S. flagged fleet replacement program for its supply boats in tandem with its deepwater vessel program and expanded this program in fiscal 2004 to include the replacement of International-flagged towing supply vessels and has committed $328.1 million, of which $206.9 million has been expended through March 31, 2004, for the construction of 22 supply vessels and the purchase of four supply vessels. The first three replacement towing supply vessels were delivered to the company during fiscal 2003 and 10 were delivered in fiscal 2004. Scheduled delivery of the remaining 14 replacement vessels will begin in April 2004 with the final vessel delivered in November 2005. The six stretched platform supply vessels acquired from ENSCO on April 1, 2003 discussed above helped accelerate the company’s domestic fleet replacement program.

The company is also engaged in a crewboat expansion program that began in fiscal 2002 by acquiring 11 existing crewboats and committing to the construction of 18 additional crewboats of which 14 have been delivered to the market through fiscal 2004. The company committed $131 million for the acquisition or construction of these vessels, of which $104.9 million has been expended through March 31, 2004. Scheduled delivery of the remaining four vessels under construction is expected to run from June 2004 through May 2005. Eighteen of the vessels are large traditional crewboats, three are smaller water jet craft while eight are state-of-the-art, fast, crew/supply vessels. The acquisition and construction of these vessels has allowed the company to meet its customers’ demand for crewboats. Crewboats typically maintain higher utilization rates and have lower maintenance costs compared to supply vessels. In addition, the crewboat market has fewer competitors as compared to the supply vessel market.

The expansion programs were initiated with the intent to replace the company’s core fleet with fewer, larger and more efficient vessels while strengthening the company’s leading presence in all major oil and gas producing regions of the world. In order to avoid potential overcapacity in our markets that could be created through the addition of the vessels discussed above, the company sold, primarily to buyers who operate outside of our industry, and/or scrapped 82 vessels between April 2001 and March 2004.

To date, the company has financed all of its vessel commitment programs from current cash balances, operating cash flow, $300 million senior unsecured notes and its revolving credit facility. At March 31, 2004, the company had 19 vessels under construction and committed to the purchase of one vessel for a total capital commitment of $359.9 million, of which the company has already expended $207.6 million. A full discussion of each event including capital commitments and scheduled delivery dates is disclosed in the “Vessel Construction Programs and Acquisitions” and “Vessel Dispositions” section of Item 7 and Note 9 of Notes to Consolidated Financial Statements.

Areas of Operation

The company’s fleet is deployed in the major offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. Gulf of Mexico, the North Sea, the Persian Gulf, the Caspian Sea, and areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, Venezuela and West Africa. The company conducts its operations through wholly-owned subsidiaries and joint ventures. Information concerning revenues and operating profit derived from domestic and international marine operations and domestic and international marine identifiable assets for each of the fiscal years ended March 31 are summarized below:

(In thousands)
	2004	2003	2002
Revenues:
Vessel operations:
United States	$125,344	103,368	203,648
International	500,604	521,187	511,713
Other marine operations	26,682	11,268	13,668

	$652,630	635,823	729,029

Operating profit (loss):
Vessel operations:
United States	$(17,715)	(15,380)	56,128
International	96,316	138,945	145,412
Impairment of long-lived assets	(26,456)	—	—
Gain on sales of assets	7,075	6,162	6,380
Other marine operations	4,623	4,168	4,042

	$63,843	133,895	211,962

Identifiable assets:
United States	$569,841	478,093	370,836
International	1,389,541	1,281,031	1,229,802

Total marine assets	$1,959,382	1,759,124	1,600,638

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

	Year Ended March 31,
	2004	2003	2002
Deepwater vessels	20.5%	17.5%	13.3%
Towing-supply/supply	57.6%	61.6%	65.0%
Offshore tugs	11.3%	11.0%	9.5%
Crew/utility	9.8%	9.2%	11.0%
Other.	0.8%	0.7%	1.2%

Shipyard Operations

Quality Shipyards, LLC, a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. While the shipyard performs some work for outside customers, the majority of its business relates to the construction, repair and modification of the company’s own vessels. During the past three fiscal years, Quality Shipyards, LLC constructed and delivered seven platform supply vessels for the company, of which four were large, deepwater platform supply vessels while the remaining three were 220-foot next generation supply vessels. Three of the deepwater vessels were delivered to the market throughout calendar year 2002 while the fourth vessel was delivered in March 2003. All three next generation supply vessels were delivered during fiscal 2004.

International Operations

A significant portion of the company’s operations are conducted in international countries. Revenues from international operations as a percentage of the company’s total revenues were 77%, 82% and 70% during fiscal 2004, 2003 and 2002, respectively. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, the ability to recruit and retain management for overseas operations, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company.

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

The continued threat of terrorist activity and other acts of war, or hostility, have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for our insurance coverage to increase. The company currently maintains war risk coverage on its entire fleet. To date, the company has not experienced any property losses as a result of terrorism, political instability or war.

Management believes that the company’s insurance coverage is adequate. The company has not experienced a loss in excess of insurance policy limits; however, there is no assurance that the company’s liability coverage will be adequate to cover all potential claims that may arise nor can the company guarantee that it will be able to maintain adequate insurance in the future at rates considered commercially feasible especially with the current level of uncertainty in the market.

Industry Conditions, Competition and Customers

The company’s operations are materially dependent upon the levels of activity in offshore crude oil and natural gas exploration, development and production throughout the world. Such activity levels are affected by the trends in worldwide crude oil and natural gas prices that are ultimately influenced by the supply and demand relationship for the natural resources. A discussion of current market conditions appears under “General Market Conditions and Results of Operations” in Item 7 of this report.

The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates and competition is intense. During the prolonged downturn in the Gulf of Mexico market, the company has made a strategic decision to attempt to maintain high day rates at the expense of lower utilization. The majority of the company’s competitors in the Gulf of Mexico have elected to charge lower day rates and maintain a much higher utilization level for their vessels. The lower utilization of our Gulf of Mexico supply vessel fleet has resulted in the company “cold stacking” approximately 70% of its domestic supply vessel fleet. In March 2004, the company recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $.30 per share) on 83 older supply vessels that have been cold stacked and are unlikely to return to active service. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements. Certain customers of the company own and operate vessels to service certain of their offshore activities.

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

The company’s principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Over the last several years, consolidation of exploration, development and production companies has occurred which has, and will continue to have, an impact on the company’s global operations. Although one customer accounted for 12% and the five largest customers accounted for approximately 37% of its revenues during the year ended March 31, 2004, the company does not consider its operations dependent on any single customer.

Regulatory Matters

The company’s vessels are subject to various statutes and regulations governing their operation and maintenance. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company would not be permitted to engage in U.S. coastwise trade if more than 25% of the company’s outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens from owning more than 25% of its common stock. In addition, the company’s charter permits the company certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 4.2% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2004.

The company’s vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flag vessels must continue to be operated abroad, and if the company was not able to secure charters abroad for them, and work would otherwise have been available for such vessels in the United States, its operations would be adversely affected. Of the total 575 vessels owned or operated by the company at March 31, 2004, 327 were registered under flags other than the United States and 248 were registered under the U.S. flag.

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

Employees

As of March 31, 2004, the company had approximately 7,050 employees worldwide. The company considers relations with its employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. For the past few years, the company has been a target of a union organizing campaign for the U.S. Gulf of Mexico employees by maritime labor unions. These union organizing efforts have recently abated, although the threat has not been completely eliminated. If the Gulf employees were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

ITEM 3. LEGAL PROCEEDINGS

The company is not a party to any litigation that, in the opinion of management, is likely to have a material adverse effect on the company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Dean E. Taylor	55	Chairman of the Board of Directors since 2003. Chief Executive Officer since March 2002. President since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Cliffe F. Laborde	52	Executive Vice President since 2000. Senior Vice President from 1992 to 2000. General Counsel since 1992.

Stephen W. Dick	54	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.

J. Keith Lousteau	56	Chief Financial Officer since 2000. Executive Vice President since 2003. Senior Vice President from 2000 to 2003. Vice President from 1987 to 2000. Treasurer since 1987.

There are no family relationships between the directors or executive officers of the company. The company’s officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 2004, there were approximately 1,523 record holders of the company’s common stock, based upon the record holder list maintained by the company’s stock transfer agent. The following table sets forth the high and low closing sale prices of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

Fiscal Year	Quarter	High	Low	Dividend
2004	First	$34.29	$26.46	$.15
	Second	29.37	25.58	.15
	Third	30.87	26.02	.15
	Fourth	34.29	26.46	.15

2003	First	$45.70	$32.60	$.15
	Second	33.61	23.38	.15
	Third	33.72	23.59	.15
	Fourth	32.25	27.40	.15

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

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2004 (2)	2003	2002	2001 (3)	2000 (3)
Revenues:
Vessel revenues	$625,948	624,555	715,361	583,931	538,517
Other marine revenues	26,682	11,268	13,668	32,748	36,298

	$652,630	635,823	729,029	616,679	574,815

Net earnings	$41,662	88,630	136,159	86,143	76,590

Earnings per common share (1)	$.73	1.57	2.41	1.53	1.37

Total assets	$2,081,790	1,849,578	1,669,370	1,505,492	1,432,336

Long-term debt	$325,000	139,000	54,000	—	—

Working capital	$152,585	141,225	152,891	205,000	328,856

Current ratio	3.12	2.95	3.07	3.45	5.39

Cash dividends declared per common share	$.60	.60	.60	.60	.60

(1)	All per share amounts were computed on a diluted basis.
(2)	In March 2004, the company recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $.30 per share) on 83 older Gulf of Mexico supply vessels. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements
(3)	During fiscal years 2001 and 2000, the company amortized goodwill in accordance with Accounting Principles Board Opinion No. 17. The company ceased amortizing goodwill effective fiscal 2002 in accordance with Statement of Financial Accounting Standard No. 142. Goodwill amortization expense for fiscal years 2001and 2000 was $9.2 million or $.11 per share after tax for both fiscal years. A discussion about goodwill appears in Item 7 and Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

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

Executive Overview

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

Fiscal 2004 was a notable year for vessel construction deliveries and vessel purchase activities, which has allowed the company to expand its deepwater vessel operations and begin replacement of its core vessel fleet. The company took delivery of 20 newly-built vessels and purchased 29 vessels during fiscal 2004. To date, the company has financed all of its vessel commitment programs from current cash balances, operating cash flow, $300 million senior unsecured notes and its revolving credit facility.

Fiscal 2004 domestic operations faced a continued challenging environment in the U.S. Gulf of Mexico with the prolonged weakness in the offshore drilling market for natural gas. An increase in the number of vessels operating in the Gulf helped to increase domestic revenues 21% as compared to fiscal 2003, but lower utilization and higher depreciation expense increased the company’s U.S.-based operating loss by approximately 15% compared to fiscal 2003. The depressed demand for our Gulf of Mexico supply vessel fleet resulted in the company “cold stacking” approximately 70% of its domestic supply vessel fleet. The majority of the vessels require a drydock before the vessels can return to service should an uptick in the domestic market occur. Management reviewed the cold stacked vessels and determined that 83 vessels would not likely return to active service due to their age, outdated specifications and significant cost to repair and consequently determined that the carrying value of these vessels exceeded their estimated fair values. In March 2004, the company recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $.30 per share) relating to these 83 older Gulf of Mexico supply vessels. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements.

The company’s international results of operations are primarily dependent on the demand and supply relationship for crude oil. Although the industry overall is benefiting from high crude oil prices and a strong demand for oil, the company’s international-based vessel revenues declined a modest 4% due to lower utilization in the West African and Southeast Asian markets because of decreased drilling activity. As a result of generating lower revenues the company’s international-based operating profit declined 31% from fiscal 2003 levels.

Vessel Construction Programs and Acquisitions

On January 10, 2001, the company entered into agreements with a shipyard in China for the construction of five large anchor handling towing supply vessels which are capable of working in most deepwater markets of the world. Scheduled deliveries for the five vessels have been delayed. The company has been advised by the shipbuilder to expect the first vessel to be delivered to the market in June 2004 while the remaining four vessels are expected to be delivered throughout fiscal 2005. The total estimated cost for the vessels is approximately $179.3 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of March 31, 2004, $158.8 million has been expended on the vessels.

The company is also constructing nine anchor handling towing supply vessels varying in size from 5,500 brake horsepower (BHP) to 9,000 BHP. Four international shipyards will each construct two vessels and a fifth shipyard will construct one vessel. Scheduled delivery of the nine vessels is expected to begin in May 2004 with the last vessel delivered in November 2005. As of March 31, 2004, $195.2 million has been expended on the vessels of the total $306.5 commitment cost. As of March 31, 2004, the company committed to the purchase of one anchor handling towing supply vessel for a total cost of $13.5 million. The company will take possession of the vessel in April 2005. No monies were expended on the vessel as of March 31, 2004.

The company is also committed to the construction of one 207-foot next generation supply vessel for approximately $12 million and four 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel for an approximate total cost of $27.9 million. The four crewboat vessels are being constructed by one U.S. shipyard while a different U.S. shipyard is constructing the supply vessel. The vessels are scheduled for delivery between April 2004 and May 2005. As of March 31, 2004, $12.4 million has been expended on the five vessels.

The table below summarizes the various vessel commitments by vessel class and type as of March 31, 2004:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 3/31/04	Number of Vessels	Total Cost Commitment	Expended Through 3/31/04
	(In thousands)				(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	5	$179,289	$158,785
Platform supply vessels	—	—	—	—
Replacement Fleet:
Anchor handling towing supply	—	—	—	10	$140,730	$36,381
Platform supply vessels	1	$12,009	$10,668	—	—	—
Crewboats:
Crewboats – 175-foot	4	$27,894	$1,749	—	—	—

Totals	5	$39,903	$12,417	15	$320,019	$195,166

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $359.9 million of capital commitments for vessels currently under construction the company has expended $207.6 million as of March 31, 2004.

While the company has not formally committed to any future new build vessel contracts at the present time, other than what has been discussed above and barring any future acquisitions of existing companies or newly constructed equipment, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund significant capital expenditures over the next several years.

On April 1, 2003, the company paid $79 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The mix of vessels the company acquired consists of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with this acquisition, it was agreed that, for a period of two years and subject to satisfactory performance, the company would provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates to be charged under the arrangement are based upon predetermined pricing criteria. The acquisition enhances the competitive posture of the company in providing anchor handling and towing-supply services in the Gulf of Mexico.

During fiscal 2004, the company took delivery of two large, platform supply vessels (one constructed by a Brazilian shipyard and other by a shipyard in the Far East) and nine next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $133.2 million. The company’s shipyard, Quality Shipyard, LLC, constructed three of the next generation supply vessels and two other U.S. shipyards constructed the remaining six vessels. The nine vessels are intermediate in size and are technically capable of working in certain deepwater markets; however, the vessels were constructed in order to replace older supply vessels. Also during fiscal 2004, the company purchased two 5,500 BHP anchor handling towing supply vessel for approximately $24.4 million, one offshore tug for approximately $4.3 million and took delivery of three water jet crewboats that were constructed in Holland for approximately $2.7 million.

During fiscal 2003, the company took delivery of seven large platform supply vessels that were delivered to the market for an approximate total cost of $153.7 million. Three of the platform supply vessels were constructed at Quality Shipyards, LLC and were built to full Jones Act compliance. A shipyard in Singapore constructed two of the large platform supply vessels while a Norwegian shipyard and a Brazilian shipyard each constructed one large platform supply vessel. In addition, during fiscal 2003, the company took delivery of three 220-foot next generation platform supply vessels for approximately $36.8 million.

In fiscal 2002, the company took delivery of one large platform supply vessel built by Quality Shipyards, LLC for an approximate cost of $28.8 million and took delivery of three large platform supply vessels built in Norway for a total cost of $46.6 million. During the first quarter of fiscal 2002, the company finalized the cash purchase of two anchor handling towing supply vessels for $47.9 million. The three large platform supply vessels and two anchor handling towing supply vessels are specifically designed and equipped for deepwater work. Throughout fiscal 2002 the company constructed and took delivery of four large traditional crewboats that were built at U.S. shipyards for approximately $14.2 million.

During fiscal 2002, the company announced that it was expanding its crewboat fleet. The company purchased 10 existing crewboats and assumed four new-build contracts from Crewboats, Inc., a privately held, leading independent provider of crewboat services in the Gulf of Mexico, for approximately $60.2 million. Two of the new-build vessels were delivered to the market during fiscal 2003 for an approximate total cost of $10.3 million while the remaining two crewboats were delivered during the first and second quarter of fiscal 2004 for an approximate cost of $10.6 million.

Also in fiscal 2002, the company committed $25.4 million for the construction of four 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. The first 175-foot crewboat was delivered to the market during the fourth quarter of fiscal 2003 for an approximate total cost of $6.4 million while the three remaining crewboats were delivered during the first and second quarters of fiscal 2004 for an approximate cost of $19.7 million. All four vessels were constructed at a U.S. shipyard that is currently constructing an additional four 175-foot, fast, crew/supply boats discussed above.

The table below summarizes the number of vessels that have been added to the company’s fleet, excluding 27 vessels purchased from ENSCO, during fiscal 2004, 2003 and 2002 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2004	2003	2002
Deepwater vessels:
Anchor handling towing supply	—	—	2
Platform supply vessels	2	7	4
Replacement Fleet:
Anchor handling towing supply	2	—	—
Platform supply vessels	9	3	—
Crew/utility:
Crewboats	8	3	14
Offshore Tugs	1	—	—

Total number of vessels added to the fleet	22	13	20

Vessel Dispositions

During fiscal 2004, the company sold three crewboats to one of its 49%-owned unconsolidated international joint ventures for $11.8 million. The company financed the sale of all three crewboats. Under the terms of the repayment agreement, the loan is payable in 36 equal installments, which will end in December 2006, plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. The transaction resulted in a fiscal 2004 gain on sale of assets of $.4 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $11.4 million.

The company also sold one deepwater platform supply vessel and one crewboat to the same 49%-owned unconsolidated joint venture for $18.8 million during fiscal 2003. The company financed the $16 million sale of the deepwater vessel, while the joint venture paid $2.8 million cash for the crewboat. The repayment agreement calls for the loan to be payable in 36 equal installments, which will end in April 2005, plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. The transactions resulted in a fiscal 2003 gain on sale of assets of $1.1 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $14.9 million.

During fiscal 2002, the company sold its 49% holding in its consolidated marine joint venture, Maritide Offshore Oil Services Company S.A.E., for approximately $3.5 million, resulting in a $1.6 million gain. As a result of the sale, the international towing-supply/supply vessel count decreased by five vessels.

While the company has been building or acquiring new vessels during the last few years, it also has sold and/or scrapped 82 vessels between April 2001 and March 2004. The mix of vessels disposed of includes 33 towing-supply/supply vessels, 14 crew/utility vessels, 13 offshore tugs and 22 other vessels, primarily barges.

Vessels Withdrawn From Service

The company withdraws from active service older, little-used vessels at which time the vessels are removed from the utilization statistics. Vessel utilization rates are a function of vessel days worked and vessel days available for active vessels only. The company did not withdraw any vessel from active service during fiscal 2004 or 2003. During fiscal 2002, the company withdrew 20 vessels, primarily towing supply/supply vessels, from active service. Vessels that are withdrawn from active service are intended to be sold. The company continues to dispose of its older vessels out of the active fleet and the withdrawn fleet that are not marketable due to obsolescence or are economically prohibitive to operate due to high repair costs.

Impairment of Long-lived Assets

Despite attractive domestic oil and gas commodity pricing for an extended period of time, numerous marine drilling rigs have exited the Gulf of Mexico. These departures, combined with the low activity levels of traditional Gulf of Mexico operators, have left the active offshore rig count at its lowest level in ten years. Faced with this realization, by late fiscal 2004 the company concluded that extrinsic evidence was mounting that the current low activity levels in the Gulf of Mexico could persist for some time. As a result, management performed a review of the recoverability of the values of its Gulf of Mexico operating assets and recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $.30 per share) relating to 83 older Gulf of Mexico supply vessels. As a result of the prolonged weakness in the Gulf of Mexico drilling market, these vessels have been “cold stacked” for the last few years. Due to these vessels’ average age (23.5 years), their outdated specifications (low horsepower and cargo capacities) relative to competing equipment, the significant costs to repair and return these vessels to service (average approximately $500,000 per vessel) and the anticipation of low customer demand for these vessels in the future, the company has concluded it is unlikely these vessels will ever return to active service. Based on this determination, and in accordance with Statement of Financial Accounting Standards No. 144, the asset impairment charge noted above was taken to adjust the carrying value of these assets to fair market value as of March 31, 2004. The fair market value of these vessels was determined based upon management’s estimate of liquidation values that could be realized in sales to unrelated purchasers and included an assumption that a significant number of the vessels (as much as 50%) may have to be scrapped. Due to their outdated specifications and the depressed market conditions in the Gulf of Mexico, disposal of these assets may take an extended period of time.

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

(In thousands)	2004	2003	2002
Revenues (A):
Vessel revenues:
United States	$125,344	103,368	203,648
International	500,604	521,187	511,713

	625,948	624,555	715,361
Other marine revenues	26,682	11,268	13,668

Total revenues	$652,630	635,823	729,029

Operating costs:
Vessel operating costs:
Crew costs	$213,687	195,404	204,081
Repair and maintenance	76,975	74,360	83,863
Insurance	20,638	20,743	21,094
Fuel, lube and supplies	38,309	31,099	31,712
Other	45,090	41,556	42,184

	394,699	363,162	382,934
Costs of other marine revenues	21,502	6,649	9,174

Total operating costs	$416,201	369,811	392,108

(A)	For fiscal 2004, 2003 and 2002, one customer accounted for 12%, 13% and 10%, respectively, of revenues.

Marine operating profit (loss) and other components of earnings before income taxes for the years ended March 31 consists of the following:

(In thousands)	2004	2003	2002
Vessel activity:
United States	$(17,715)	(15,380)	56,128
International	96,316	138,945	145,412

	78,601	123,565	201,540
Impairment of long-lived assets	(26,456)	—	—
Gain on sales of assets	7,075	6,162	6,380
Other marine services	4,623	4,168	4,042

Operating profit	63,843	133,895	211,962

Other income	7,634	6,343	6,313
Corporate expenses	(13,291)	(12,116)	(12,691)
Interest and other debt costs	(3,683)	(412)	(833)

Earnings before income taxes	$54,503	127,710	204,751

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $3.1 million of billings as of March 31, 2004, $5.6 million of billings as of March 31, 2003 and $4.9 million of billings as of March 31, 2002 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been resolved.

Comparison of Fiscal 2004 to Fiscal 2003

Fiscal 2004’s results of operations were lower than the previous fiscal year due to a weak U.S. Gulf of Mexico natural gas drilling market and to lower utilization in certain international markets, particularly West Africa and Southeast Asia. The prolonged weakness in the natural gas drilling market in the Gulf of Mexico continues to impact the company’s domestic results of operations. With the addition of several new-build vessels delivered to the domestic fleet in the last year and the additional vessels acquired from ENSCO on April 1, 2003, domestic-based vessel revenues increased from prior year levels, but utilization rates, especially for the company’s towing supply/supply vessels, remain at a depressed level. Strong natural gas commodity prices and tight inventory levels for the resource for the majority of fiscal 2004 did not stimulate gas drilling in the Gulf of Mexico market. The reasons for the continuing low level of offshore drilling and exploration activity are not fully known. Market analysts expect that natural gas commodity prices will increase during calendar year 2004 due to the global economic recovery that they believe is underway. Industry pundits have predicted for some time that commodity prices for the resource will be sustainable at the higher level, which historically has been a positive indicator for increased drilling activity. Whether sustained higher natural gas prices will result in increased drilling levels or demand for the company’s vessels in the Gulf of Mexico during the foreseeable future is uncertain.

Although the international offshore marine service industry overall is benefiting from high crude oil prices and a strong worldwide consumer demand for oil, the company’s international results of operations for fiscal 2004 have been negatively affected by lower utilization rates, particularly in the West African and Southeast Asian markets because of decreased drilling activity. Industry analysts forecast that demand for crude oil will likely remain strong throughout calendar 2004 as a result of the global economic recovery that is underway and expect future crude oil prices to remain at highly attractive levels due to high consumer demand and the recently announced reduction in crude oil production output by the Organization of Petroleum Exporting Countries. International capital expenditures by the exploration and production companies in calendar year 2004 are estimated to increase by approximately 6% over calendar year 2003 levels.

Domestic-based vessel revenues increased approximately 21% as compared to fiscal 2003 primarily due to an increased number of company vessels operating in the domestic market resulting from the addition of several new-build vessels during fiscal 2004 and the acquisition of the ENSCO vessels on April 1, 2003. Although the company’s seven deepwater class of vessels operating in the Gulf contributed approximately 42% of the revenue growth for fiscal 2004 as compared to fiscal 2003, it is the company’s towing supply/supply vessel class that is the major income producing vessel class in the domestic market. The higher number of towing supply/supply vessels operating in the domestic market helped generate approximately 23% higher revenue in fiscal 2004 as compared to fiscal 2003. Utilization rates for the towing supply/supply vessels were comparable to fiscal 2003 utilization; however, average day rates declined approximately 3% during fiscal 2004. The company’s average day rates still remain at high levels as compared to the average day rates experienced during the last industry downturn. Utilization rates in the U.S. Gulf of Mexico, however, still remain at the lowest level the company has experienced in over a decade due in part to management’s strategic decision to maintain higher average day rates at the expense of lower utilization and in part to a lower demand for vessels in the Gulf of Mexico. Due to the lack of demand at the higher day rate level, the company currently has 89 cold stacked towing supply/supply vessels; all but one vessel requires a drydock before returning to service. Faced with the realization that the current low level of vessel demand could persist for some time, management performed a review of the recoverability of the values of its Gulf of Mexico operating assets and determined that it is unlikely that 83 older supply vessels will ever return to active service due to the vessels’ average age, their outdated specifications relative to competing equipment and significant costs to repair and return these vessels to service and consequently recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $.30 per share) in March 2004. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements. Also, the company’s offshore tugs operating in the Gulf experienced a 15% increase in revenues during fiscal 2004 as compared to fiscal 2003 due to higher utilization as a result of an increase in construction activity, ocean barge towing and an increase in rig moving for ENSCO. In conjunction with the acquisition of ENSCO vessels, it was agreed that, for a period of two years and subject to satisfactory performance, the company would provide to ENSCO all of their discretionary vessel requirements in the Gulf of Mexico.

International-based vessel revenues declined a modest 4% as compared to fiscal 2003 due to lower utilization rates in certain international markets. Average day rates for the current fiscal year increased for the entire international-based fleet but were insufficient to mitigate the negative effect lower utilization had on revenues.

In November of 2000 the company purchased seven deepwater vessels that were fulfilling bareboat contractual obligations at the time of purchase. Only one of the original seven bareboat contractual obligations exists at present as six of the original bareboat charters expired at various times during fiscal 2004. The bareboat charter agreement on the remaining vessel will expire in the first quarter of fiscal 2005. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessel that the company has under bareboat contract, only revenue and depreciation expense are recorded related to the vessel’s activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For fiscal year ended March 31, 2004, the bareboat chartered deepwater vessels experienced 100% utilization and an average day rate of approximately $7,273. The international-based deepwater vessel fleet, excluding the bareboat chartered vessels discussed above, experienced approximately 75.2% utilization and an average day rate of approximately $13,055 for the fiscal year ended March 31, 2004.

Other marine service revenues increased $15.4 million, or approximately 137% as compared to fiscal 2003. The company’s shipyard, Quality Shipyards, LLC generated $9.8 million of the increase. Quality Shipyards, LLC performed more third party vessel construction, repair and refurbishments during fiscal 2004 than in prior two fiscal years. For the past three fiscal years prior to fiscal 2004 the shipyard was constructing vessels for Tidewater and did not have much excess capacity for third party construction jobs during those years.

U.S.-based operating losses increased approximately $2.3 million as compared to fiscal 2003 due to higher depreciation expense resulting from an increase in the number of vessels operating in the domestic market and due to higher vessel operating costs, primarily crew costs (despite implementing significant cost cutting measures that resulted in the reduction of U.S. shore-based and fleet personnel during the latter part of the second quarter of fiscal 2004), repair and maintenance, and fuel, lube and supplies. The higher vessel operating costs pertain primarily to the new vessels added to the domestic fleet during fiscal 2004. Contributing to fiscal 2004 domestic operating losses is the cost associated with the cold stacked supply vessels, which contributed approximately $8.7 million of costs ($6.7 million of depreciation expense and $2 million of vessel operating costs) to the domestic results of operations. International-based vessel operating profit decreased approximately 31% as compared to fiscal 2003 due to earning lower revenues resulting from reduced vessel utilization and due to higher vessel operating costs driven primarily by greater crew costs related to the new vessels added to the fleet since last year; higher repair and maintenance costs; and due to increases in fuel, lube and supply costs resulting from furnishing the new vessels and mobilizing them to their areas of operations.

Comparison of Fiscal 2003 to Fiscal 2002

Fiscal 2003 results of operations decreased as compared to fiscal 2002 due to a weak natural gas market in the U.S. Gulf of Mexico. The company’s fiscal 2003 domestic results of operations were negatively affected by the retrenchment in development and capital expenditures in the U.S. Gulf of Mexico that began during fiscal 2002. The high offshore rig fleet utilization rates that were achieved during fiscal 2001 began to steadily decrease during the second quarter of fiscal 2002 and continued to decrease throughout the remainder of fiscal 2002 on the news that inventory levels for natural gas were increasing as a result of unseasonably moderate weather and economic slowdowns in the United States and globally. The company’s vessel utilization rates in the U.S. Gulf of Mexico steadily decreased to levels not experienced in well over a decade. Market conditions improved during fiscal 2003 as natural gas supplies declined due to a general reduction in drilling activity, drilling interruptions caused by Tropical Storm Isidore and Hurricane Lili in the Gulf of Mexico, and because of increased demand due to severe winter weather. All three factors contributed to higher natural gas prices, but did not result in increased gas drilling in the Gulf of Mexico market. The reasons for the low level of drilling and exploration activity are still not fully known, however, the company did believe that general uncertain economic conditions and concerns about the stability of natural gas prices were significant contributing factors.

The company’s fiscal 2003 international results of operations benefited from attractive crude oil commodity prices and high consumer demand for crude oil. World crude oil commodity prices strengthen throughout fiscal 2002 as OPEC adjusted its crude oil production levels and successfully negotiated with non-OPEC oil producing countries to adjust their respective production levels in order to help stabilize and maintain commodity prices at levels that would sustain growth. The company’s international vessel demand is primarily driven by crude oil production and during fiscal 2003 average day rates and utilization for the international vessel fleet remained relatively stable although political unrest in Venezuela during the latter part of fiscal 2003 did have a slight negative impact on revenues. The U.S. occupation and reconstruction of Iraq in the Middle East did not have a significant impact on the company’s revenues.

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

International-based vessel revenues increased a modest 2% as compared to fiscal 2002 due to higher average day rates and an increase in the number of active vessels operating internationally. A two month long general strike that shut down oil production in Venezuela that began in early December 2002 and lasted through early February 2003 which was led by the workers of the Venezuelan government-owned company PDVSA had a slight negative impact on international revenues. In December 2002, the company had 11 vessels contracted with PDVSA. The majority of the vessels ceased operations during the work stoppage, but continued to earn revenue on a per day basis as stipulated in the charter hire agreements or as agreed to by PDVSA representatives.

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

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and, as such, do not include vessel withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

UTILIZATION:

Fiscal Year 2004	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	68.0%	84.3	89.1	81.6	80.8
Towing-supply/supply	24.1	20.6	21.9	19.2	21.5
Crew/utility	71.5	76.2	71.8	57.8	69.6
Offshore tugs	31.2	39.7	43.7	34.8	37.4
Total	34.2%	34.0	34.9	29.1	33.1
International-based fleet:
Deepwater vessels	80.8%	78.2	82.3	72.5	78.4
Towing-supply/supply	73.2	69.3	69.3	64.8	69.1
Crew/utility	78.1	69.9	74.3	73.4	73.9
Offshore tugs	66.6	63.7	69.8	59.6	64.9
Other	48.6	40.1	42.3	42.7	43.5
Total	72.5%	67.8	70.0	65.5	68.9
Worldwide fleet:
Deepwater vessels	78.3%	79.3	83.6	74.2	78.9
Towing-supply/supply	53.4	49.6	50.6	46.7	50.1
Crew/utility	75.9	71.9	73.5	68.9	72.5
Offshore tugs	53.3	54.7	59.9	50.3	54.6
Other	48.6	40.1	42.3	42.7	43.5
Total	58.7%	55.8	57.8	52.8	56.3

Fiscal Year 2003	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	91.0%	78.4	95.3	90.9	89.1
Towing-supply/supply	22.8	20.2	24.0	18.2	21.3
Crew/utility	66.8	66.7	78.4	71.3	70.8
Offshore tugs	24.2	21.8	45.3	23.2	28.5
Total	32.5%	30.9	39.9	31.8	33.8
International-based fleet:
Deepwater vessels	87.3%	89.3	87.7	85.8	87.5
Towing-supply/supply	79.9	78.1	79.3	76.4	78.5
Crew/utility	81.5	82.2	81.0	78.7	80.6
Offshore tugs	65.7	74.6	60.6	62.7	65.9
Other	56.0	55.7	50.5	51.5	53.5
Total	77.2%	77.5	76.0	74.2	76.2
Worldwide fleet:
Deepwater vessels	87.6%	87.8	88.8	86.6	87.7
Towing-supply/supply	59.5	57.9	60.0	56.1	58.4
Crew/utility	76.1	76.6	80.1	76.0	77.1
Offshore tugs	48.9	53.6	54.7	47.7	51.2
Other	56.0	55.7	50.5	51.5	53.5
Total	62.3%	62.3	64.2	60.4	62.3

Fiscal Year 2002	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	100.0%	100.0	100.0	100.0	100.0
Towing-supply/supply	71.5	59.3	40.2	27.8	50.4
Crew/utility	91.4	93.2	84.9	70.3	84.0
Offshore tugs	38.1	42.6	48.8	31.1	40.2
Other	22.0	47.7	57.2	57.4	43.5
Total	66.7%	61.1	51.8	37.9	54.6
International-based fleet:
Deepwater vessels	95.6%	92.5	90.8	89.2	92.0
Towing-supply/supply	74.5	77.3	82.4	81.3	78.8
Crew/utility	88.7	84.0	90.2	86.0	87.2
Offshore tugs	70.9	70.1	75.9	70.4	71.8
Other	46.9	56.0	67.0	67.1	58.7
Total	75.2%	76.8	82.3	80.3	78.6
Worldwide fleet:
Deepwater vessels	96.0%	93.1	91.5	90.0	92.6
Towing-supply/supply	73.4	70.7	67.2	62.4	68.6
Crew/utility	89.6	86.9	88.1	79.9	86.1
Offshore tugs	56.9	58.4	64.4	53.5	58.3
Other	41.5	54.0	64.4	66.7	55.7
Total	72.3%	71.4	71.5	65.9	70.3

AVERAGE DAY RATES:

Fiscal Year 2004	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$13,303	12,652	12,328	13,505	12,918
Towing-supply/supply	5,469	6,124	5,763	5,901	5,800
Crew/utility	2,827	2,879	2,897	3,108	2,914
Offshore tugs	7,015	7,306	6,089	5,791	6,539
Total	$5,354	5,786	5,553	5,913	5,640
International-based fleet:
Deepwater vessels	$11,578	11,825	12,481	12,434	12,082
Towing-supply/supply	6,544	6,448	6,286	6,134	6,358
Crew/utility	2,945	3,135	3,040	2,927	3,010
Offshore tugs	4,318	4,737	4,590	4,326	4,496
Other	1,361	1,746	1,820	1,416	1,578
Total	$5,904	6,011	5,937	5,750	5,902
Worldwide fleet:
Deepwater vessels	$11,871	12,001	12,454	12,662	12,247
Towing-supply/supply	6,349	6,394	6,196	6,096	6,262
Crew/utility	2,907	3,048	2,999	2,971	2,981
Offshore tugs	4,911	5,432	5,003	4,707	5,022
Other	1,361	1,746	1,820	1,416	1,578
Total	$5,790	5,962	5,856	5,782	5,848

Fiscal Year 2003	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$13,506	12,745	13,081	13,867	13,332
Towing-supply/supply	6,116	6,059	5,802	5,979	5,984
Crew/utility	2,734	2,665	2,567	2,602	2,638
Offshore tugs	7,485	6,415	6,355	7,532	6,839
Total	$5,232	5,082	5,132	5,357	5,196
International-based fleet:
Deepwater vessels	$11,540	11,446	11,406	10,887	11,308
Towing-supply/supply	6,471	6,271	6,314	6,347	6,363
Crew/utility	2,916	2,843	2,764	2,878	2,833
Offshore tugs	4,451	4,578	3,844	4,013	4,243
Other	854	907	1,052	825	912
Total	$5,744	5,629	5,640	5,668	5,670
Worldwide fleet:
Deepwater vessels	$11,722	11,602	11,670	11,370	11,582
Towing-supply/supply	6,423	6,245	6,243	6,306	6,314
Crew/utility	2,857	2,787	2,695	2,785	2,769
Offshore tugs	5,060	4,877	4,653	4,667	4,812
Other	854	907	1,052	825	912
Total	$5,655	5,540	5,537	5,614	5,586

Fiscal Year 2002	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$11,756	11,774	11,761	12,164	11,864
Towing-supply/supply	7,181	7,042	6,631	6,552	6,951
Crew/utility	2,838	2,948	3,089	2,885	2,951
Offshore tugs	8,160	7,467	6,131	7,625	7,259
Other	1,427	1,467	1,490	1,822	1,490
Total	$6,437	6,088	5,255	5,491	5,895
International-based fleet:
Deepwater vessels	$9,936	10,778	11,763	11,408	10,975
Towing-supply/supply	5,774	5,971	6,140	6,447	6,085
Crew/utility	2,385	2,479	2,622	2,757	2,561
Offshore tugs	4,799	4,682	4,566	4,502	4,639
Other	953	1,070	1,148	1,558	1,195
Total	$5,163	5,346	5,496	5,709	5,430
Worldwide fleet:
Deepwater vessels	$10,091	10,864	11,764	11,472	11,050
Towing-supply/supply	6,276	6,299	6,245	6,464	6,316
Crew/utility	2,537	2,640	2,803	2,800	2,699
Offshore tugs	5,765	5,541	5,073	5,285	5,410
Other	1,007	1,155	1,227	1,566	1,242
Total	$5,568	5,565	5,434	5,667	5,555

The average age of the company’s owned or chartered vessel fleet is approximately 20 years. The average age for the 101 vessels that the company acquired or constructed in the last four years, which was discussed in the “Vessel Construction Programs and Acquisition” section, is 9 years. The remaining 417 vessels have an average age of 23 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2004 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2004 (A)	2004	2003	2002
Domestic-based fleet:
Deepwater vessels	7	7	4	2
Towing-supply/supply	125	126	101	106
Crew/utility	26	28	32	29
Offshore tugs	23	23	25	29
Other	—	—	—	7

Total	181	184	162	173

International-based fleet:
Deepwater vessels	30	29	26	24
Towing-supply/supply	193	188	185	188
Crew/utility	63	62	56	51
Offshore tugs	38	38	39	39
Other	13	19	24	26

Total	337	336	330	328

Owned or chartered vessels included in marine revenues	518	520	492	501
Vessels withdrawn from active service	24	25	34	37
Joint-venture and other	33	31	29	28

Total	575	576	555	566

(A)	Included in the fiscal 2004 vessel count are 83 Gulf of Mexico supply vessels whose asset values where written down in March 2004.

During fiscal 2004, the company purchased from ENSCO International Incorporated its 27-vessel Gulf of Mexico-based marine fleet. The mix of ENSCO vessels acquired consists of one deepwater anchor handling/towing supply vessel and 26 towing-supply/supply vessels. Also during fiscal 2004, the company took delivery of two large deepwater platform supply vessels, nine platform supply vessels, two anchor handling towing supply vessels, eight crewboats and one offshore tug. Excluding the three crewboat vessels sold to one of the company’s 49%-owned unconsolidated international joint venture, the company sold and/or scrapped seven towing-supply/supply vessels, two crewboats, three offshore tugs and seven other type vessels during fiscal 2004.

During fiscal 2003, the company took delivery of seven large deepwater platform supply vessels, three 220-foot platform supply vessels, three crewboats and entered into an agreement to bareboat charter one large platform supply vessel. Excluding the two vessels sold to one of the company’s 49%-owned unconsolidated international joint venture, the company sold and/or scrapped 24 vessels during fiscal 2003. The mix of vessels disposed of includes 12 towing-supply/supply vessels, three offshore tugs, five crew/utility vessels and four other type vessels.

During fiscal 2002, the company took delivery of four large platform supply vessels and four large, tradition crewboats. The company also purchased 10 crewboat vessels, finalized the purchase of two anchor handling towing supply vessels and sold its 49% holding in one of its consolidated marine joint venture, which decreased the international towing-supply/supply vessel count by five vessels. Also, during fiscal 2002, the company withdrew from active service 20 older, little-used vessels, primarily towing-supply/supply vessels. Nine vessels were withdrawn from the domestic market and 11 were withdrawn from the international market. The company sold and/or scrapped 31 vessels throughout fiscal 2002. The mix of vessels disposed of includes nine towing-supply/supply vessels, four crew/utility vessels, seven offshore tugs and 11 other vessels, primarily barges.

General and Administrative Expenses

Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(In thousands)	2004	2003	2002
Personnel	$39,126	38,799	39,880
Office and property	12,562	12,146	11,893
Sales and marketing	4,374	4,521	4,809
Professional service	5,545	5,420	5,380
Other	5,907	4,520	4,889

	$67,514	65,406	66,851

General and administrative expenses for fiscal 2004 were fairly comparable to the amounts expended in fiscal 2003 and 2002 when the effects of inflation are considered.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Variations from year-to-year in these items are primarily the result of market conditions. As a result of recent vessel purchases and cash expenditures for vessel construction programs, the company’s cash balances at March 31, 2004 and 2003 and 2002 are relatively minimal. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At March 31, 2004, $270 million of the company’s $295 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently at $.15 per quarter per common share, is subject to declaration by the Board of Directors.

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

On July 8, 2003, the company issued $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes sold to private institutional investors is 4.35%. The note proceeds were used to refinance a then-existing $245 million debt outstanding, with the balance of the proceeds used to fund capital expenditures.

Operating Activities

Net cash provided by operating activities for any fiscal year will fluctuate according to the level of business activity for the applicable year. Fiscal year 2004 net cash provided by operating activities was lower than the previous fiscal year due primarily to lower earnings from operations and lower accounts receivable collections.

Investing Activities

Investing activities for fiscal 2004 used $285.4 million of cash, which included $11.5 million from proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $24.6 million in capitalized repairs and maintenance, $.3 million in vessel enhancements, $2 million in other properties and equipment purchases, $192.2 million for the construction and purchase of offshore marine vessels and $77.8 million for the purchase of 27 ENSCO vessels on April 1, 2003. Additions to properties and equipment were higher in fiscal 2004 as compared to fiscal 2003 primarily due to the purchase of 27 vessels from ENSCO and to higher capital spending on vessels under construction during the current fiscal year as disclosed in the “Vessel Construction Programs and Acquisitions” section of Item 7.

Investing activities for fiscal 2003 used approximately $255.9 million of cash. Proceeds from the sale of assets totaled $13.7 million, a decrease as compared to fiscal 2002 due to fewer vessel sales. Sale proceeds were offset by additions to properties and equipment totaling $269.6 million which was comprised of $238.3 million for the construction of offshore marine vessels, $21.6 million in capitalized repairs and maintenance, $8.4 million in vessel enhancements, and $1.3 million in other properties and equipment purchases. Additions to properties and equipment were lower in fiscal 2003 as compared to fiscal 2002 primarily due to fewer vessel acquisitions and less capital spending on vessels under construction during the current fiscal year as disclosed in the “Vessel Construction Programs and Acquisitions” section of Item 7.

Investing activities for fiscal 2002 used approximately $300.2 million of cash. Proceeds from the sale of assets totaled $17.5 million, a decrease as compared to fiscal 2001 due to fewer vessels sales. Sale proceeds were offset by additions to properties and equipment totaling $317.9 million which was comprised of $300.7 million for the construction of offshore marine vessels and the acquisition of two deepwater anchor handling towing supply vessels and 11 large crewboats, and $17.2 million in capitalized repairs and maintenance. Additions to properties and equipment were higher in fiscal 2002 as compared to fiscal 2001 primarily because of the continuation in capital spending for various vessel construction programs and due to the purchase of several crewboat vessels.

Financing Activities

Fiscal 2004 financing activities provided $156.2 million of cash, which included $300 million of privately placed senior unsecured borrowings, a $100 million term loan placed with a group of banks primarily to finance the purchase of the ENSCO vessels, $36 million of borrowings from the company’s original revolving and term loan agreement and $35 million of borrowings from the company’s new $295 million revolving credit agreement. Borrowings were offset primarily by repayments of debt of $285 million, which consists of the July 2003 payoff of the $100 million term loan used to purchase the ENSCO vessels, the July 2003 payoff of $175 million of outstanding debt under the company’s original revolving and term loan agreement, and a $10 million repayment on the company’s new $295 million revolving credit agreement. The company also used $34 million of cash for quarterly cash dividends of $.15 per share. Net borrowings were used to help finance the company’s various vessel construction programs and vessel acquisitions.

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

Interest and debt costs incurred, net of interest capitalized, for fiscal 2004, 2003 and 2002 was approximately $3.7 million, $.4 million and $.8 million, respectively. Interest costs capitalized during fiscal 2004, 2003 and 2002 was approximately $8.5 million, $2.8 million and $1 million, respectively. Total interest and debt costs incurred in fiscal 2004 were considerably higher than the previous two fiscal years as a result of increased debt levels. The relative-portion of interest cost capitalized during fiscal 2004 was less than prior years due to the reduced level of investments in the company’s new construction program during the current fiscal year.

Other Liquidity Matters

While the company has not formally committed to any future new build vessel contracts at the present time, other than what has been discussed in the “Vessel Construction Programs and Acquisitions” section of Item 7 and barring any future acquisitions of existing companies or newly constructed equipment, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund significant capital expenditures over the next several years.

At the conclusion of its examination of the company’s income tax returns covering fiscal years 1999 and 2000, the Internal Revenue Service (IRS) issued an examination report challenging the depreciation methods historically utilized by the company and the entire offshore marine support industry. The IRS position could have resulted in additional income tax due approximating $28.5 million for the years under review. Such additional taxes, if due, would have resulted in a reclassification of a previously recorded noncurrent deferred income tax liability to a current tax payable.

Subsequent to the issuance of the examination report the IRS has verbally informed the company that it intends to withdraw its original challenge to the company’s depreciation methods. The company is awaiting receipt of the amended examination report reflecting that change of position.

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2004 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Period
Contractual Obligation	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	$424,950	13,057	26,114	26,114	359,665

Capital Leases	$16,650	2,281	14,369	—	—

Operating Leases (A)	$8,450	2,275	2,564	1,786	1,825

Vessel Construction Obligations	$152,339	132,661	19,678	—	—

Total	$602,389	150,274	62,725	27,900	361,490

(A)	Operating leases include only non-cancelable lease obligations greater than one year.

Off-Balance Sheet Arrangements

The company currently does not utilize any off-balance sheet arrangements with unconsolidated entities to enhance its liquidity and capital resource positions, or for any other purpose. Any future transactions involving off-balance sheet arrangements would be analyzed and disclosed by the company’s management.

Certain Known Trends, Events, Uncertainties and Risk Factors

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

Historically, strong fundamentals such as high commodity prices for natural gas and crude oil, tight inventory levels for the resources along with strong consumer demand have been positive indicators for increases in capital spending by the company’s customers. The U.S. natural gas market has experienced strong fundamentals for well over a year now; however, these positive indicators have not stimulated the company’s customers operating in the U. S. Gulf of Mexico to increase their capital spending.

The Offshore Marine Service Industry is Highly Competitive. The company operates in a highly competitive environment. Competitive factors include price and quality of service by vessel operators and the quality and availability of vessels. Decreases in the level of offshore drilling and development activity by the energy industry generally negatively affect the demand for the company’s vessels thereby exerting downward pressure on day rates. Extended periods of low vessel demand and/or low day rates will reduce the company’s revenues. Also, excess marine service capacity exerts downward pressure on day rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the company has committed to the construction of several vessels, it has also sold and/or scrapped a significant number of vessels over the last few years. A discussion about the company’s new vessel construction programs appears in the “Vessel Construction Programs and Acquisitions” section of Item 7.

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

Risks Associated with Operating Internationally. For the fiscal years ended March 31, 2004, 2003 and 2002, 77%, 82%, and 70%, respectively, of the company’s total revenues were generated by international operations. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, the ability to recruit and retain management of overseas operations, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company.

The continued threat of terrorist activity and other acts of war, or hostility, have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. To date, the company has not experienced any property losses or material adverse effects on its results of operations and financial condition as a result of terrorism, political instability or war.

In addition to the foregoing general risks inherent with operating internationally, the company currently bears specific risks associated with its offshore operations in the Middle East and Southeast Asia. The potential for economic, political and social instability has been exacerbated in the Middle East by the U.S. occupation and reconstruction in Iraq and the continuing military presence in Afghanistan. Although terrorism and war developments have not adversely affected the company’s operations in the Middle East, the company, like other American companies engaged in business in the region, could be subject to the interruption of its operations, or other adverse developments. At this time, it is not possible to assess at what time in the future political and social conditions in this region will return to normal.

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

Critical Accounting Policies and Estimates

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

Revenue Recognition. The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts at times include escalation clauses to recover increases in specific costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to one week. Marine vessel revenues are recognized on a daily basis throughout the contract period.

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

The company performed its annual impairment test as of December 31, 2003, and the test determined there was no goodwill impairment. At March 31, 2004, the company’s goodwill balance represented 15.8% of total assets and 24.1% of stockholders’ equity. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include significant adverse industry or economic changes, significant business interruption due to political unrest or terrorism, unanticipated competition that has the potential to dramatically reduce the company’s earning potential, legal issues, or the loss of key personnel.

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

Drydocking Costs. The company expenses maintenance and repair costs as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original depreciable life that also has the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Major vessel modifications are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require a drydocking inspection twice in each five year period and the company schedules these drydockings when it is anticipated that the work can be performed. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

Pension and Other Postretirement Benefits. The company sponsors a defined benefit pension plan and a Supplemental Executive Retirement Plan (SERP) covering eligible employees of Tidewater Inc. and participating subsidiaries. The company also sponsors a defined contribution retirement plan that covers eligible U.S. fleet personnel and eligible employees of the company hired after December 31, 1995 and a post retirement plan for qualified retired employees. Net periodic pension costs and accumulated benefit obligations are determined in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions,” using a number of assumptions including the discount rate, the rate of compensation increases, retirement ages, mortality rates and expected long-term return on plan assets. These assumptions have a significant impact on the amounts reported. The company’s pension cost consists of service costs, interest costs, amortization of prior service costs or benefits, expected returns on plan assets and, in part, on a market-related valuation of assets. The Company considers a number of factors in developing its pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective for all financial instruments beginning in the second quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on the company’s financial position and results of operations.

In December 2003, the FASB published a revision to Interpretation 46 (FIN 46R) to clarify certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46R applies in the first interim period ending after March 15, 2004. The company completed its assessment of the impact of FIN 46R and concluded that the interpretation did not affect the company’s consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revised statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The disclosure requirements of SFAS No. 132 have been applied in the accompanying consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. FSP FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to either include the effects of the Act in its year-end disclosures or defer the inclusion of the effect of the Act in its disclosures until authoritative guidance is issued or until a significant event occurs that ordinarily would call for re-measurement of a plan’s assets and obligations. Because authoritative guidance has not been issued and the impact to the plan is presently unknown, the company elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act.

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

At March 31, 2004, the company had $325 million of debt outstanding of which $25 million represents unsecured borrowings from the company’s revolving credit facility. The fair market valued of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 1.97 to 2.01 percent. Monies were borrowed under the revolving credit facility to help finance the company’s new-build program previously disclosed. The majority of interest expense associated with the borrowings is being capitalized. A one percentage point change in the market interest rate on the $25 million of borrowings from the company’s revolving credit facility at March 31, 2004 would change the company’s interest costs by $.3 million annually. The remaining $300 million represents senior unsecured debt note borrowings that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The fair value of this debt at March 31, 2004 approximates its face value.

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

The company had no spot contracts outstanding at March 31, 2004, 2003 and 2002. The company had no derivative financial instruments outstanding at March 31, 2004 and 2003 that qualified as a hedge instrument. At March 31, 2002 the company had five forward currency derivative contracts outstanding totaling $11.5 million. For full disclosure on the company’s derivative financial instruments see Note 10 of Notes to Consolidated Financial Statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 20, 2004, the company dismissed its independent auditors Ernst & Young LLP effective upon completion of its audit of the company’s consolidated financial statements for the year ending March 31, 2004. The decision to change independent auditors was made by the Audit Committee of the company’s Board of Directors and was disclosed in the company’s Form 8-K dated January 20, 2004. The company has engaged Deloitte & Touche LLP as the company’s independent accountants to audit the company’s consolidated financial statements for the year ending March 31, 2005.

The company did not have any disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

ITEM 9A. CONTROLS AND PROCEDURES

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

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘Exchange Act’)) as of the end of the period covered by this report. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

(b) Change in Internal Control Over Financial Reporting

There have been no changes in the company’s internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the company is incorporated by reference from the company’s definitive proxy statement to be filed on July 15, 2004. For information regarding executive officers of the company, see Item 4A of this report.

Audit Committee Financial Expert

The identification of the Audit Committee Financial Expert is incorporated by reference to the section entitled “Committees of the Board” from the proxy statement.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (Code) for its directors, officers and employees. A copy of the Code can be found on the company’s website at http://www.tdw.com. The company intends to satisfy the disclosure requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on the same web site. Changes in and waivers to the Code will be posted on the company’s website within five business days and maintained for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2004 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A) (C)
Equity compensation plans approved by shareholders	4,347,673		$35.85	1,215,540	(1)
Equity compensation plans not approved by shareholders	—		—	157,685	(2)

Balance at March 31, 2004	4,347,673	(3)	$35.85	1,373,225

(1)	Includes 15,039 shares available for grant under the company’s 1997 Stock Incentive Plan that could be issued as restricted stock and up to 300,000 shares that could be issued as restricted stock or other non-option award under the company’s 2001 stock incentive plan.
(2)	All of such shares are issuable as restricted stock under the company’s Employee Restricted Stock Plan. See the description of the employee Restricted Stock Plan included in Note 8 of Notes to Consolidated Financial Statements.
(3)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2004, these shares would represent 7% of the then total outstanding common shares of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference from the proxy statement described in Item 10 of this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Principal Accountant Fees and Services” in the proxy statement described in Item 10 of this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.	Financial Statements and Schedules

The Consolidated Financial Statements and Schedule of the company listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this report.

B.	Reports on Form 8-K

1.	The company’s report on Form 8-K dated January 20, 2004 reported that the company engaged Deloitte & Touche LLP as its independent accountants to audit the company’s consolidated financial statements for the year ending March 31, 2005. Ernst & Young LLP has been dismissed effective upon completion of its audit of the company’s consolidated financial statements for the year ending March 31, 2004.

2.	The company’s report on Form 8-K dated January 20, 2004 reported that the company issued a press release reporting the company’s results of operations for the quarter and nine-month period ended December 31, 2003.

3.	The company’s report on Form 8-K dated March 24, 2004 reported that the company issued earnings guidance for its quarter ended March 31, 2004 results of operations.

C.	Exhibits

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

3(a)	-	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3(b)	-	Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b) to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-6311).

4(a)	-	Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

10(a)	-	$300 million Note Purchase Agreement dated as of July 1, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-6311).

10(b)	-	Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company’s annual report on Form 10-K for the fiscal year ended March 31, 1991, File No. 1-6311).

10(c)	-	Tidewater Inc. Amended and Restated 1992 Stock Option and Restricted Stock Plan dated July 27, 2000 (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-6311).

10(d)	-	Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated October 1, 1999 (filed with the Commission as Exhibit 10(f) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10(e)	-	Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10(f)	-	Supplemental Health Plan for Executive Officers of Tidewater Inc. (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

10(g)	-	Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 21, 2002 (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10(h)	-	Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc., effective October 1, 1999 (filed with the Commission as Exhibit 10(h) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10(i)	-	Tidewater Inc. 2001 Stock Incentive Plan dated July 27, 2001 (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-6311).

10(j)	-	Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with three executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

*10(k)	-	Tidewater Inc. 2004 Annual Incentive Plan.

10(l)	-	Employment Agreement dated September 25, 1997 between Tidewater Inc. and William C. O’Malley (filed with the Commission as Exhibit 10 to the company’s report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-6311).

10(m)	-	$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

10(n)	-	Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10(o)	-	Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10(p)	-	Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

*21	-	Subsidiaries of the company.

*23	-	Consent of Independent Auditors.

*31.1	-	CEO Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	-	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2004.

TIDEWATER INC.
(Registrant)

By:	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

By:	/s/ Joseph M. Bennett
Joseph M. Bennett
Vice President and Corporate Controller
(Principal Accounting Officer)

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 21, 2004.

/s/ Dean E. Taylor Dean E. Taylor	/s/ William C. O’Malley William C. O’Malley

/s/ Robert H. Boh Robert H. Boh	/s/ Richard A. Pattarozzi Richard A. Pattarozzi

/s/ Arthur R. Carlson Arthur R. Carlson	/s/ Richard T. du Moulin Richard T. du Moulin

/s/ Jon C. Madonna Jon C. Madonna	/s/ J. Hugh Roff, Jr. J. Hugh Roff, Jr.

/s/ Paul W. Murrill Paul W. Murrill	/s/Donald G. Russell Donald G. Russell

/s/ J. Wayne Leonard J. Wayne Leonard

TIDEWATER INC.

Annual Report on Form 10-K

Items 8, 15(a), and 15(c)

Exhibits Index

EX-21	List of Subsidiaries
EX-23.1	Consent of Independent Auditors
EX-31.1	Certification of Chief Executive Officer – Section 302
EX-31.2	Certification of Chief Financial Officer – Section 302
EX-32.1	Certification of Chief Executive Officer – Section 906
EX-32.2	Certification of Chief Financial Officer – Section 906

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Tidewater Inc.

We have audited the accompanying consolidated balance sheets of Tidewater Inc. as of March 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidewater Inc. at March 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

New Orleans, Louisiana

April 19, 2004

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and 2003

(In thousands)

ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$17,636	17,767
Trade and other receivables, less allowance for doubtful accounts of $7,304 in 2004 and $7,304 in 2003	165,762	160,773
Marine operating supplies	37,919	31,277
Other current assets	3,320	3,675

Total current assets	224,637	213,492

Investments in, at equity, and advances to unconsolidated companies	33,722	27,445
Properties and equipment:
Vessels and related equipment	2,195,863	2,077,034
Other properties and equipment	41,494	41,403

	2,237,357	2,118,437
Less accumulated depreciation	894,863	952,516

Net properties and equipment	1,342,494	1,165,921

Goodwill	328,754	328,754
Other assets	152,183	113,966

Total assets	$2,081,790	1,849,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	59,788	60,968
Accrued property and liability losses	9,125	9,648
Income taxes	3,139	1,650

Total current liabilities	72,052	72,266

Long-term debt	325,000	139,000
Deferred income taxes	211,982	199,543
Accrued property and liability losses	31,031	34,148
Other liabilities and deferred credits	75,615	53,226
Stockholders’ equity	1,366,110	1,351,395

Total liabilities and stockholders’ equity	$2,081,790	1,849,578

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2004, 2003, and 2002

(In thousands, except share and per share data)

	2004	2003	2002
Revenues:
Vessel revenues	$625,948	624,555	715,361
Other marine revenues	26,682	11,268	13,668

	652,630	635,823	729,029

Costs and expenses:
Vessel operating costs	394,699	363,162	382,934
Costs of other marine revenues	21,502	6,649	9,174
Depreciation and amortization	98,510	83,153	78,132
General and administrative	67,514	65,406	66,851
Impairment of long-lived assets	26,456	—	—
Gain on sales of assets	(7,075)	(6,162)	(6,380)

	601,606	512,208	530,711

	51,024	123,615	198,318
Other income (expenses):
Foreign exchange gain (loss)	(1,782)	(2,896)	(843)
Equity in net earnings of unconsolidated companies	6,252	5,689	4,977
Minority interests	(204)	(78)	(199)
Interest and miscellaneous income	2,896	1,792	3,331
Interest and other debt costs	(3,683)	(412)	(833)

	3,479	4,095	6,433

Earnings before income taxes	54,503	127,710	204,751
Income taxes	12,841	39,080	68,592

Net earnings	$41,662	88,630	136,159

Earnings per common share	$.74	1.57	2.43

Diluted earnings per common share	$.73	1.57	2.41

Weighted average common shares outstanding	56,563,328	56,413,856	56,054,797
Incremental common shares from stock options	125,062	188,774	333,537

Adjusted weighted average common shares	56,688,390	56,602,630	56,388,334

Cash dividends declared per common share	$.60	.60	.60

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2004, 2003 and 2002

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Grantor Trust Stock Ownership Program (GSOP)	Total
Balance at March 31, 2001	$6,055	296,318	984,670	(1,157)	(10,928)	(96,618)	1,178,340
Net earnings	—	—	136,159	—	—	—	136,159
Currency translation adjustments	—	—	—	—	2	—	2
Unrealized losses on available-for-sale securities	—	—	—	—	(366)	—	(366)
Supplemental Executive Retire-ment Plan minimum liability	—	—	—	—	(269)	—	(269)

Comprehensive income							135,526

Issuance of restricted stock	4	1,589	—	(1,593)	—	—	—
Exercise of stock options	—	407	—	—	—	2,079	2,486
Cash dividends declared	—	—	(33,656)	—	—	—	(33,656)
Issuance of common shares	—	1,120	—	—	—	1,077	2,197
Other	(1)	(231)	—	1,157	—	—	925

Balance at March 31, 2002	$6,058	299,203	1,087,173	(1,593)	(11,561)	(93,462)	1,285,818
Net earnings	—	—	88,630	—	—	—	88,630
Currency translation adjustments	—	—	—	—	1	—	1
Unrealized gains on available-for- Sale securities	—	—	—	—	(337)	—	(337)
Supplemental Executive Retire-ment Plan minimum liability	—	—	—	—	(585)	—	(585)

Comprehensive income							87,709

Issuance of restricted stock	—	(55)	—	—	—	—	(55)
Exercise of stock options	—	1,588	—	—	—	7,951	9,539
Cash dividends declared	—	—	(33,880)	—	—	—	(33,880)
Issuance of common shares	—	804	—	—	—	1,014	1,818
Other	—	—	—	446	—	—	446

Balance at March 31, 2003	$6,058	301,540	1,141,923	(1,147)	(12,482)	(84,497)	1,351,395
Net earnings	—	—	41,662	—	—	—	41,662
Currency translation adjustments	—	—	—	—	—	—	—
Unrealized gains on available-for-Sale securities	—	—	—	—	911	—	911
Supplemental Executive Retire-ment Plan minimum liability	—	—	—	—	(871)	—	(871)
Pension Plan minimum liability	—	—	—	—	(273)	—	(273)

Comprehensive income							41,429

Issuance of restricted stock	13	3,472	—	(3,675)	—	25	(165)
Exercise of stock options	(1)	724	—	—	—	4,730	5,453
Cash dividends declared	—	—	(34,008)	—	—	—	(34,008)
Issuance of common shares	—	407	—	—	—	1,134	1,541
Other	—	—	—	465	—	—	465

Balance at March 31, 2004	$6,070	306,143	1,149,577	(4,357)	(12,715)	(78,608)	1,366,110

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Operating activities:
Net earnings	$41,662	88,630	136,159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	98,510	83,153	78,132
Provision for deferred income taxes	(17,769)	6,123	12,422
Impairment of long-lived assets	26,456	—	—
Gain on sales of assets	(7,075)	(6,162)	(6,380)
Equity in earnings of unconsolidated companies, less dividends	4,473	1,618	2,598
Minority interests, less dividends	(13)	(224)	65
Compensation expense - restricted stock	465	446	1,157
Tax benefit on stock compensation	673	1,099	484
Changes in assets and liabilities, net:
Trade and other receivables	(4,953)	22,058	(23,588)
Marine operating supplies	(6,642)	(3,206)	527
Other current assets	355	361	93
Accounts payable and accrued expenses	990	(565)	(6,019)
Accrued property and liability losses	(559)	(328)	2,823
Other, net	(7,524)	8,997	(4,083)

Net cash provided by operating activities	129,049	202,000	194,390

Investing activities:
Proceeds from sales of assets	11,451	13,689	17,496
Additions to properties and equipment	(297,515)	(269,620)	(317,907)
Other	635	—	195

Net cash used in investing activities	(285,429)	(255,931)	(300,216)

Financing activities:
Principal payments on debt	(285,000)	(25,000)	(20,000)
Debt borrowings	471,000	110,000	74,000
Proceeds from issuance of common stock	4,590	8,695	2,210
Cash dividends	(34,008)	(33,880)	(33,656)
Other	(333)	1	1

Net cash provided by (used in) financing activities	156,249	59,816	22,555

Net change in cash and cash equivalents	(131)	5,885	(83,271)
Cash and cash equivalents at beginning of year	17,767	11,882	95,153

Cash and cash equivalents at end of year	$17,636	17,767	11,882

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,006	3,156	1,479
Income taxes	$26,384	31,983	60,100

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004, 2003, and 2002

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

Properties and Equipment

Properties and equipment are stated at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the date of construction, with salvage values of 5%-10% for marine equipment, using estimated useful lives of 15 - 25 years for marine equipment (from date of construction) and 3 - 30 years for other properties and equipment.

Used equipment is depreciated in accordance with the above policy; however, no life less than six years is used for marine equipment regardless of the date constructed.

Maintenance and repairs are charged to operations as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original estimated depreciable life that also have the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Major modifications to equipment are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require drydocking inspection twice in each five year period and the company schedules vessel drydockings when it is anticipated that the work can be performed. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

Goodwill

The company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested annually for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. At March 31, 2004, the company’s goodwill represented 15.8% of total assets and 24.1% of stockholders’ equity.

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

The company follows the disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pension and Other Postretirement Benefits,” as revised, which standardizes the disclosures for pensions and other postretirement benefit plans.

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

Revenue Recognition

The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, marine vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts at times include escalation clauses to recover specific additional costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to one week. Marine vessel revenues are recognized on a daily basis throughout the contract period.

Operating Costs

Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages, repair and maintenance, insurance, fuel, lube oil and supplies, and other vessel expenses such as brokers commissions and crew personnel training costs. Repair and maintenance costs include both routine costs and major drydocking repair costs. Vessel operating costs are recognized as incurred on a daily basis.

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

Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The plan is described in Note 8 of Notes to Consolidated Financial Statements. The company uses the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

(In thousands)	2004	2003	2002
Net earnings as reported	$41,662	88,630	136,159
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	252	310	499
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(6,418)	(7,403)	(7,245)

Pro forma net earnings	$35,496	81,537	129,413

Earnings per common share:
As reported	$.74	1.57	2.43
Pro forma	$.63	1.45	2.31
Diluted earnings per common share:
As reported	$.73	1.57	2.41
Pro forma	$.63	1.44	2.30

Comprehensive Income

The Company uses SFAS No. 130, “Reporting Comprehensive Income,” which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of the net after-tax effect of accumulated foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and derivative financial instruments, and a minimum pension liability for the company’s U.S. Defined Benefits Pension Plan and Supplemental Executive Retirement Plan.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 2004 presentation.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could have been classified as either a liability or equity. SFAS No. 150 now requires those instruments to be classified as liabilities (or as assets under some circumstances) in the statement of financial position. SFAS No. 150 also requires the terms of those instruments and any settlement alternatives to be disclosed. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. Otherwise, it is effective for all financial instruments beginning in the second quarter of 2003. The adoption of SFAS No. 150 did not have a material impact on the company’s financial position and results of operations.

In December 2003, the FASB published a revision to Interpretation 46 (FIN 46R) to clarify certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and to exempt certain entities from its requirements. FIN 46R requires a company to consolidate a variable interest entity (VIE), as defined, when the company will absorb a majority of the variable interest entity’s expected losses, receive a majority of the variable interest entity’s expected residual returns, or both. FIN 46R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where the other investors do not have exposure to the significant risks and rewards of ownership. FIN 46R applies immediately to a VIE created or acquired after January 31, 2003. For a VIE acquired before February 1, 2003, FIN 46R applies in the first interim period ending after March 15, 2004. The company completed its assessment of the impact of FIN 46R and concluded that the interpretation did not affect the company’s consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits.” The revised statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures describing the types of plan assets, investment strategy, measurement date, plan obligations, cash flows and components of net periodic benefit cost recognized during interim periods. The revised statement is effective for financial statements with fiscal years ending after December 15, 2003. The disclosure requirements of SFAS No. 132 have been applied in the accompanying consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” which is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. FSP FAS 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to either include the effects of the Act in its year-end disclosures or defer the inclusion of the effect of the Act in its disclosures until authoritative guidance is issued or until a significant event occurs that ordinarily would call for re-measurement of a plan’s assets and obligations. Because authoritative guidance has not been issued and the impact to the plan is presently unknown, the company elected to defer accounting for the effects of the Act and, as such, any measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act.

(2) Investment in Unconsolidated Companies

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

	Percentage ownership	(In thousands)
		2004	2003
Sonatide Marine Ltd. (Luanda, Angola)	49%	$32,144	25,159
Others	20%-50%	1,578	2,286

		$33,722	27,445

During fiscal 2004, the company sold three crewboats to Sonatide Marine Ltd. for $11.8 million. The company financed the sale of all three crewboats. Under the terms of the repayment agreement, the loan is payable in 36 equal installments, which will end in December 2006, plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. The transaction resulted in a fiscal 2004 gain on sale of assets of $.4 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $11.4 million.

During fiscal 2003, the company sold one deepwater platform supply vessel and one crewboat to Sonatide Marine Ltd. for $18.8 million. The company financed the $16 million sale of the deepwater vessel, while the joint venture paid $2.8 million cash for the crewboat. The repayment agreement calls for the loan to be payable in 36 equal installments, which will end in April 2005, plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. The transactions resulted in a fiscal 2003 gain on sale of assets of $1.1 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $14.9 million.

As of March 31, 2004, 2003 and 2002, $17.5 million, $12.9 million, and $2.6 million, respectively, was owed the company related to these financings.

(3) Impairment of Long-lived Assets

Despite attractive domestic oil and gas commodity pricing for an extended period of time, numerous marine drilling rigs have exited the Gulf of Mexico. These departures, combined with the low activity levels of traditional Gulf of Mexico operators, have left the active offshore rig count at its lowest level in ten years. Faced with this realization, by late fiscal 2004 the company concluded that extrinsic evidence was mounting that the current low activity levels in the Gulf of Mexico could persist for some time. As a result, management performed a review of the recoverability of the values of its Gulf of Mexico operating assets and recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $.30 per share) relating to 83 older Gulf of Mexico supply vessels. As a result of the prolonged weakness in the Gulf of Mexico drilling market, these vessels have been “cold stacked” for the last few years. Due to these vessels’ average age (23.5 years), their outdated specifications (low horsepower and cargo capacities) relative to competing equipment, the significant costs to repair and return these vessels to service (average approximately $500,000 per vessel) and the anticipation of low customer demand for these vessels in the future, the company has concluded it is unlikely these vessels will ever return to active service. Based on this determination, and in accordance with SFAS No. 144, the asset impairment charge noted above was taken to adjust the carrying value of these assets to fair market value as of March 31, 2004. The fair market value of these vessels was determined based upon management’s estimate of liquidation values that could be realized in sales to unrelated purchasers and included an assumption that a significant number of the vessels (as much as 50%) may have to be scrapped. Due to their outdated specifications and the depressed market conditions in the Gulf of Mexico, disposal of these assets may take an extended period of time.

(4) Income Taxes

Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

(In thousands)	2004	2003	2002
United States	$(52,590)	(20,648)	49,673
International	107,093	148,358	155,078

	$54,503	127,710	204,751

Income tax expense for the years ended March 31 consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
2004
Current	$346	504	28,625	29,475
Deferred	(14,671)	—	(1,963)	(16,634)

	$(14,325)	504	26,662	12,841

2003
Current	$2,006	1,422	30,188	33,616
Deferred	9,231	—	(3,767)	5,464

	$11,237	1,422	26,421	39,080

2002
Current	$22,002	1,487	25,870	49,359
Deferred	21,678	—	(2,445)	19,233

	$43,680	1,487	23,425	68,592

The actual income tax expense for the years ended March 31, 2004, 2003, and 2002 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

(In thousands)	2004	2003	2002
Computed “expected” tax expense	$19,076	44,698	71,663
Increase (reduction) resulting from:
Foreign tax credits not previously recognized	(1,963)	(3,767)	(2,445)
Overaccrual of prior year taxes on certain foreign earnings	(2,500)	—	—
Utilization of net operating loss carryforwards	(1)	(42)	(13)
Current foreign earnings not subject to taxation	(2,100)	(2,800)	(2,500)
Expenses which are not deductible for tax purposes	118	115	79
State taxes	328	924	967
Other, net	(117)	(48)	841

	$12,841	39,080	68,592

The company’s fiscal 2004 effective annual tax rate was changed in the third quarter from 33% to 31% and from 31% to 23.56% in the fourth quarter. The change was attributable to lower than anticipated pre-tax earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2004 and 2003 are as follows:

(In thousand)	2004	2003
Deferred tax assets:
Financial provisions not deducted for tax purposes	$19,256	18,007
Foreign net operating loss carryforwards	13,989	14,228
Domestic net operating loss carryforwards	7,668	—
Tax credit carryforwards	50,660	29,370
Other	688	1,822

Gross deferred tax assets	92,261	63,427
Less valuation allowance	(13,989)	(14,228)

Net deferred tax assets	78,272	49,199

Deferred tax liabilities:
Depreciation and amortization	(186,646)	(175,617)
Other	(25,336)	(23,926)

Gross deferred tax liabilities	(211,982)	(199,543)

Net deferred tax liabilities	$(133,710)	(150,344)

The valuation allowance is primarily the result of a doubt over the ultimate realization of benefits from certain foreign net operating losses. The remaining balance of the deferred tax assets is expected to be realized through future operating results, the reversal of taxable temporary differences and tax planning strategies.

The company has not recognized a deferred tax liability of approximately $31.5 million for the undistributed earnings of certain non-U.S. subsidiaries that arose in prior years because the company currently does not expect those unremitted earnings to reverse and become taxable to the company in the foreseeable future. A deferred tax liability will be recognized when the company expects that it will realize those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of investments. As of March 31, 2004, the undistributed earnings of these subsidiaries were approximately $90 million.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2004, 2003 and 2002 totaled approximately $673,000, $1.1 million and $484,000, respectively.

(5) Long-term Debt and Revolving Credit Agreement

On July 8, 2003, the company completed the issuance and funding of $300 million of senior unsecured notes. The multiple series of notes, with maturities ranging from 7 years to 12 years, have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes sold to private institutional investors is 4.35%. The terms of the notes limit the amount of company debt, and the company’s debt to total capitalization ratio cannot exceed 55%.

On August 15, 2003, the company signed a new $295 million revolving credit agreement which replaced the existing $200 million revolving credit and term loan agreement. Under the new agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from ..75% to 1.25% based on the company’s funded debt to total capitalization ratio. The new revolving credit commitment will expire on April 30, 2008. All of the borrowings under the agreement are unsecured and the company pays an annual fee of ..20% on the unused portion of the facility. The company had $25 million in outstanding borrowings from the revolving credit facility at March 31, 2004.

Interest and debt costs incurred, net of interest capitalized, for fiscal 2004, 2003 and 2002 was approximately $3.7 million, $.4 million and $.8 million, respectively. Interest costs capitalized during fiscal 2004, 2003 and 2002 was approximately $8.5 million, $2.8 million and $1 million, respectively. Total interest and debt costs incurred in fiscal 2004 were considerably higher than the previous two fiscal years as a result of increased debt levels. The relative-portion of interest cost capitalized during fiscal 2004 was less than prior years due to the reduced level of investments in the company’s new construction program during the current fiscal year.

Under the terms of the agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The agreement also limits the company’s ability to encumber its assets for the benefit of others.

(6) Employee Benefit Plans

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 50% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the employee’s contribution to the plan up to a maximum of 6% of the employee’s base salary. The plan held 491,960 shares and 481,633 shares of the company’s common stock at March 31, 2004 and 2003, respectively. Amounts charged to expense for the plan for 2004, 2003 and 2002 were $1.2 million, $1.7 million and $1.6 million, respectively.

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

The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, which consists of a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s Consolidated Balance Sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Trust assets at March 31, 2004 and 2003 were $11 million and $7.3 million, respectively, and the company’s obligation under the supplemental plan, which is included in “other liabilities and deferred credits” on the Consolidated Balance Sheet, amounted to $12.2 million and $10.6 million, respectively, at March 31, 2004 and 2003.

Qualified retired employees currently are covered by a program, which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

Changes in plan assets and obligations during the years ended March 31, 2004 and 2003 and the funded status of the U.S. defined benefits pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2004 and 2003 were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$50,219	45,162	37,590	25,185
Service cost	650	707	1,844	1,325
Interest cost	3,346	3,269	2,435	1,791
Participant contributions	—	—	359	309
Plan amendments	97	—	—	—
Benefits paid	(2,402)	(1,997)	(1,154)	(824)
Actuarial (gain) loss	4,735	3,078	1,711	9,804

Benefit obligation at end of year	$56,645	50,219	42,785	37,590

Change in plan assets
Fair value of plan assets at beginning of year	$36,425	35,528	—	—
Actual return	3,536	2,064	—	—
Employer contributions	864	830	795	515
Participant contributions	—	—	359	309
Benefits paid	(2,402)	(1,997)	(1,154)	(824)

Fair value of plan assets at end of year	$38,423	36,425	—	—

Reconciliation of funded status
Fair value of plan assets	$38,423	36,425	—	—
Benefit obligation	56,645	50,219	42,785	37,590

Funded (unfunded) status	(18,222)	(13,795)	(42,785)	(37,590)
Unrecognized actuarial loss (gain)	9,442	6,298	14,159	13,551
Unrecognized prior service cost (benefit)	352	354	394	57

Net accrued benefit cost	$(8,428)	(7,143)	(28,232)	(23,982)

Net accrued benefit cost consists of:
Prepaid benefit cost	$—	696	—	—
Accrued benefit liability	(14,373)	(10,501)	(28,232)	(23,982)
Intangible asset	1,523	—	—	—
Accumulated other comprehensive loss	4,422	2,662	—	—

Net accrued benefit cost	$(8,428)	(7,143)	(28,232)	(23,982)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2004	2003
Projected benefit obligation	$56,645	50,219
Accumulated benefit obligation	52,796	46,757

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes the U.S. defined benefit pension plan and supplemental plan in fiscal 2004 and only the supplemental plan in fiscal 2003):

(In thousands)	2004	2003
Projected benefit obligation	$56,645	12,257
Accumulated benefit obligation	52,796	10,501
Fair value of plan assets	38,423	—

Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2004, 2003 and 2002 include the following components:

(In thousands)	2004	2003	2002
Service cost	$650	707	816
Interest cost	3,346	3,269	2,929
Expected return on plan assets	(2,585)	(2,882)	(2,653)
Amortization of prior service cost	99	108	126
Recognized actuarial (gain) loss	639	641	413

Net periodic pension cost	$2,149	1,843	1,631

Net periodic postretirement health care and life insurance costs for 2004, 2003 and 2002 include the following components:

(In thousands)	2004	2003	2002
Service cost	$1,844	1,325	980
Interest cost	2,435	1,791	1,387
Other amortization and deferral	766	59	(62)

Net periodic postretirement benefit cost	$5,045	3,175	2,305

The company is required to recognize a minimum liability if the U.S. defined benefits pension plan or supplemental plan has an accumulated benefit obligation in excess of plan assets. Adjustments to the minimum liability are included in other comprehensive income.

(In thousands)	2004	2003
Increase in minimum liability included in other comprehensive income	$1,760	900

Assumptions used to determine net benefit obligations for the fiscal years ended March 31 were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Discount rate	6.25%	6.75%	6.25%	6.75%
Rates of annual increase in compensation levels	4.00%	4.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31 were as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.75%	7.25%	7.50%	6.75%	7.25%	7.50%
Expected long-term rate of return on assets	7.25%	8.25%	8.25%	N/A	N/A	N/A
Rates of annual increase in compensation levels	4.00%	4.00%	4.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

The following table provides the target and actual asset allocations for the U.S. defined benefits pension plan:

	Target	Actual as of 2004	Actual as of 2003
Equity securities	15%	9%	8%
Debt securities	80%	78%	78%
Other, primarily cash	5%	13%	14%

Total	100%	100%	100%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 10% in 2004, gradually declining to 5% in the year 2009 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $6.9 million at March 31, 2004 and increase the cost for the year ended March 31, 2004 by $.8 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $5.6 million at March 31, 2004 and decrease the cost for the year ended March 31, 2004 by $.6 million.

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee’s compensation to an employee benefit trust. The cost of the plan for fiscal 2004, 2003 and 2002 was $1.7 million, $1.9 million and $2.2 million, respectively. Forfeitures totaling approximately $.3 million and $.2 million reduced the costs of the plan for fiscal 2004 and 2003, respectively.

(7) Other Assets, Other Liabilities and Deferred Credits and Accumulated Other Comprehensive Income

A summary of other assets at March 31 follows:

(In thousands)	2004	2003
Recoverable insurance losses	$31,031	34,148
Assets held for sale	10,703	15,514
Deferred income tax assets	78,272	49,199
Other	32,177	15,105

	$152,183	113,966

A summary of other liabilities and deferred credits at March 31 follows:

(In thousands)	2004	2003
Postretirement benefits liability	$27,881	23,982
Capital lease obligation	14,158	—
Pension liability	8,428	7,143
Minority interests in net assets of subsidiaries	1,282	1,295
Deferred vessel revenues	3,775	6,944
Other	20,091	13,862

	$75,615	53,226

A summary of accumulated other comprehensive income at March 31 follows:

(In thousands)	2004	2003
Currency translation adjustments	$10,578	10,578
Unrealized gains on available-for-sale securities	(737)	174
Benefit plans minimum liabilities	2,874	1,730

	$12,715	12,482

(8) Capital Stock

The company has 125 million shares of $.10 par value common stock authorized. At March 31, 2004 and 2003, 60,699,438 shares and 60,578,927 shares, respectively, were issued. At March 31, 2004 and 2003, 3,666,694 and 3,941,578 shares, respectively, were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2004 and 2003, 3,000,000 shares of no par value preferred stock were authorized and unissued.

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2004, 5,722,830 shares of common stock are reserved for issuance under the plans of which 1,373,225 shares are available for future grants. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All outstanding stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

The per share weighted-average fair values of stock options granted during fiscal years 2004, 2003 and 2002 were $9.40, $10.51 and $16.33, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Risk-free interest rate	3.25%	3.00%	5.00%
Expected dividend yield	2.00%	2.00%	1.40%
Expected stock price volatility	40.68%	47.19%	48.87%
Expected stock option life	5 years	5 years	5 years

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

Stock option activity during 2004, 2003 and 2002 was as follows:

	Weighted-average Exercise Price	Number of Shares
Balance at March 31, 2001	$35.73	3,553,741
Granted	37.49	844,500
Exercised	25.18	(96,786)
Expired or cancelled	26.50	(71,334)

Balance at March 31, 2002	36.23	4,230,121
Granted	27.85	627,500
Exercised	23.54	(370,470)
Expired or cancelled	40.90	(156,669)

Balance at March 31, 2003	35.93	4,330,482
Granted	28.01	377,500
Exercised	22.45	(220,641)
Expired or cancelled	38.57	(139,668)

Balance at March 31, 2004	$35.85	4,347,673

The 4,347,673 options outstanding at March 31, 2004 fall into three general exercise-price ranges as follows:

	Exercise Price Range
	$19.00 - $29.44	$32.25 - $40.28	$42.19 - $59.00
Options outstanding at March 31, 2004	1,637,847	1,295,860	1,414,166
Weighted average exercise price	$26.47	$36.35	$46.24
Weighted average remaining contractual life	7.7 years	6.6 years	4.8 years
Options exercisable at March 31, 2004	878,132	1,093,677	1,414,166
Weighted average exercise price of options exercisable at March 31, 2004	$25.16	$35.82	$46.24

At March 31, 2004, 2003, and 2002, the number of options exercisable under the stock option plans was 3,385,975, 3,092,285 and 3,034,432, respectively; and the weighted average exercise price of those options was $37.41, $36.74 and $35.35, respectively.

A total of 209,448 shares of restricted common stock of the company were granted to certain key employees during fiscal years 1998 through 2004 from the company’s Employee Restricted Stock Plan and the 1997 Stock Incentive Plan. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of the grants totaled approximately $7.0 million and was classified in stockholders’ equity as deferred compensation – restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods. The Employee Restricted Stock Plan is the only equity compensation plan that has not been approved by shareholders.

In accordance with an employment agreement with the company’s former chairman of the board, entered into on September 25, 1997, 50,000 shares of restricted common stock were granted on that date. These restricted shares vest at varying intervals when the average market price of the common stock reaches certain predetermined levels or upon the chairman reaching age 65. The fair market value of the stock at the time of grant totaling approximately $3 million was deferred and has been amortized by equal monthly charges to earnings over the five years ended March 31, 2002. The former chairman reached age 65 in March 2002; therefore, the restrictions have been lifted from the shares.

The company established a Grantor Trust Stock Ownership Program on January 29, 1999 in connection with which the company entered into a trust agreement with a bank providing for the establishment of the related trust (the “trust”). The trust is designed to acquire, hold and distribute shares of the common stock of the company to provide for the payment of benefits and compensation under the company’s employee benefit plans, including its stock option plans and 401(k) plan. The trust will not increase or alter the amount of benefits or compensation that will be paid under these plans.

On January 29, 1999, the company sold at market value 5,000,000 shares (the “acquired shares”) of common stock to the trust for $107,187,500, or $21.4375 per share. In payment for the acquired shares, the trust paid $500,000 in cash and issued a promissory note payable to the company for the remaining balance. Acquired shares will be released to satisfy the company’s obligations to pay benefits under company benefit plans as the promissory note is paid down or forgiven.

For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the company’s consolidated balance sheet. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trust held 3,666,694 and 3,941,578 shares of common stock at March 31, 2004 and 2003, respectively. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company’s stock option plans and 401(k) plan.

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

(9) Commitments and Contingencies

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $12.6 million.

As of March 31, 2004, the company has committed to the construction of 19 vessels at a total cost of approximately $346.4 million, which includes shipyard commitments and other incidental costs. The company is committed to the construction of five large anchor handling towing supply vessels, nine anchor handling towing supply vessels averaging around 5,500 BHP, one 207-foot platform supply vessels, and four 175-foot fast crewboats. Scheduled delivery for the vessels is expected to begin in May 2004 with final delivery in November 2005. As of March 31, 2004, $207.6 million has been expended on these vessels. The company is also committed to the purchase of one anchor handling towing supply vessel for a total cost of $13.5 million. The company will take possession of the vessel in April 2005. No monies were expended on the vessel as of March 31, 2004.

While the company has not formally committed to any future new build vessel contracts at the present time, other than what has been discussed above and barring any future acquisitions of existing companies or newly constructed equipment, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund significant capital expenditures over the next several years.

At the conclusion of its examination of the company’s income tax returns covering fiscal years 1999 and 2000, the Internal Revenue Service (IRS) issued an examination report challenging the depreciation methods historically utilized by the company and the entire offshore marine support industry. The IRS position could have resulted in additional income tax due approximating $28.5 million for the years under review. Such additional taxes if due would have resulted in a reclassification of a previously recorded noncurrent deferred income tax liability to a current tax payable.

Subsequent to the issuance of the examination report the IRS has verbally informed the company that it intends to withdraw its original challenge to the company’s depreciation methods. The company is awaiting receipt of the amended examination report reflecting that change of position.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company’s financial position or results of its ongoing operations.

(10) Financial Instruments

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

Spot contracts are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. There were no spot contracts outstanding at March 31, 2004, 2003 and 2002.

Forward currency contracts are longer-term in nature but generally do not exceed one year. The company had no derivative financial instruments outstanding at March 31, 2004 and 2003 that qualified as a hedge instrument. At March 31, 2002 the company had five forward currency derivative contracts outstanding totaling $11.5 million.

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

(In thousands)	2004	2003	2002
Marine revenues (A):
Vessel revenues:
United States	$125,344	103,368	203,648
International (B)	500,604	521,187	511,713

	625,948	624,555	715,361
Other marine services	26,682	11,268	13,668

	$652,630	635,823	729,029

Marine operating profit:
Vessel activity:
United States	$(17,715)	(15,380)	56,128
International	96,315	138,945	145,412

	78,601	123,565	201,540
Impairment of long-lived assets	(26,456)	—	—
Gains on sales of assets	7,075	6,162	6,380
Other marine services	4,623	4,168	4,042

	63,843	133,895	211,962
Other income	7,634	6,343	6,313
Corporate expenses	(13,291)	(12,116)	(12,691)
Interest and other debt costs	(3,683)	(412)	(833)

Earnings before income taxes	$54,503	127,710	204,751

Identifiable assets:
Marine:
United States	$569,840	477,490	370,192
International (B)	1,355,820	1,254,189	1,216,724

	1,925,660	1,731,679	1,586,916
Investments in and advances to unconsolidated Marine companies	33,722	27,445	13,722

	1,959,382	1,759,124	1,600,638
General corporate	122,408	90,454	68,732

	$2,081,790	1,849,578	1,669,370

Depreciation and amortization:
Marine equipment operations	$97,855	82,414	77,350
General corporate depreciation	655	739	782

	$98,510	83,153	78,132

Additions to properties and equipment:
Marine equipment operations	$297,445	269,554	317,790
General corporate	60	66	117

	$297,515	269,620	317,907

(A)	One customer accounted for 12%, 13% and 12% of revenues for the fiscal year ended March 31, 2004, 2003 and 2002, respectively.
(B)	Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $930.1 million, $876.7 million, and $870.5 million at March 31, 2004, 2003 and 2002,respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $9.1 million, $8 million, and $12 million at March 31, 2004, 2003, and 2002, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(12) Supplementary Information—Quarterly Financial Data (Unaudited)

Years Ended March 31, 2004 and 2003

(In thousands, except per share data)

2004	First	Second	Third	Fourth
Marine revenues	$164,810	164,219	169,407	154,194

Marine operating profit (loss)	$28,292	20,483	27,597	(12,529)

Net earnings (loss)	$18,044	12,254	18,327	(6,963)

Earnings (loss) per share	$.32	.22	.32	(.12)

Diluted earnings (loss) per share	$.32	.22	.32	(.12)

2003	First	Second	Third	Fourth
Marine revenues	$160,310	158,553	163,087	153,873

Marine operating profit	$35,989	35,808	36,498	25,600

Net earnings	$23,043	23,361	23,637	18,589

Earnings per share	$.41	.41	.42	.33

Diluted earnings per share	$.41	.41	.42	.33

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 1, 2, 3 and 4 for detailed information regarding transactions that affect fiscal 2004 and 2003 quarterly amounts. A discussion of current market conditions appears in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2004, 2003 and 2002

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
2004
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,304	—	—		7,304

Amortization of prepaid rent and debt issuance costs	$819	3,948	1,924		2,843

2003
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,944	—	640	(A)	7,304

Amortization of prepaid rent and debt issuance costs	$5,447	1,473	6,101		819

2002
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,981	—	37	(A)	7,944

Amortization of prepaid rent and debt issuance costs	$5,272	175	—		5,447

(A)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2004

EXHIBIT INDEX

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

3(a)	-	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3(b)	-	Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3(b) to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 1999, File No. 1-6311).

4(a)	-	Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

10(a)	-	$300 million Note Purchase Agreement dated as of July 1, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-6311).

10(b)	-	Tidewater Inc. 1975 Incentive Program Stock Option Plan, as amended in 1990 (filed with the Commission as Exhibit 10(c) to the company’s annual report on Form 10-K for the fiscal year ended March 31, 1991, File No. 1-6311).

10(c)	-	Tidewater Inc. Amended and Restated 1992 Stock Option and Restricted Stock Plan dated July 27, 2000 (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-6311).

10(d)	-	Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated October 1, 1999 (filed with the Commission as Exhibit 10(f) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10(e)	-	Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10(f)	-	Supplemental Health Plan for Executive Officers of Tidewater Inc. (filed with the Commission as Exhibit 10(i) to a Registration Statement on September 12, 1989, Registration No. 33-31016).

10(g)	-	Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 21, 2002 (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10(h)	-	Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc., effective October 1, 1999 (filed with the Commission as Exhibit 10(h) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10(i)	-	Tidewater Inc. 2001 Stock Incentive Plan dated July 27, 2001 (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2001, File No. 1-6311).

10(j)	-	Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with three executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

*10(k)	-	Tidewater Inc. 2004 Annual Incentive Plan.

10(l)	-	Employment Agreement dated September 25, 1997 between Tidewater Inc. and William C. O’Malley (filed with the Commission as Exhibit 10 to the company’s report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-6311).

10(m)	-	$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

10(n)	-	Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10(o)	-	Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10(p)	-	Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

*21	-	Subsidiaries of the company.

*23	-	Consent of Independent Auditors.

*31.1	-	CEO Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	-	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	-	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	-	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.