Form 10-Q
period 2004-06-30
TIDEWATER INC
filed 2004-07-28
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Quarterly Period Ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 - For the Transition Period From to

Commission file number 1-6311

TIDEWATER INC.

(Exact name of registrant as specified in its charter)

DELAWARE	72-0487776
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Poydras Street, Suite 1900, New Orleans, Louisiana	70130
(Address of principal executive offices)	(Zip Code)

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒     NO ☐

57,048,756 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 9, 2004. Excluded from the calculation of shares outstanding at July 9, 2004 are 3,584,489 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$14,033	17,636
Trade and other receivables, net	164,778	165,762
Marine operating supplies	40,405	37,919
Other current assets	8,393	3,320

Total current assets	227,609	224,637

Investments in, at equity, and advances to unconsolidated companies	33,270	33,722
Properties and equipment:
Vessels and related equipment	2,252,873	2,195,863
Other properties and equipment	41,223	41,494

	2,294,096	2,237,357
Less accumulated depreciation	906,133	894,863

Net properties and equipment	1,387,963	1,342,494

Goodwill	328,754	328,754
Other assets	155,962	152,183

Total assets	$2,133,558	2,081,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	74,903	59,788
Accrued property and liability losses	9,222	9,125
Income taxes	1,647	3,139

Total current liabilities	85,772	72,052

Long-term debt	365,000	325,000
Deferred income taxes	217,285	211,982
Accrued property and liability losses	31,878	31,031
Other liabilities and deferred credits	62,626	75,615
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,633,245 shares at June and 60,699,438 shares at March	6,063	6,070
Other stockholders’ equity	1,364,934	1,360,040

Total stockholders’ equity	1,370,997	1,366,110

Total liabilities and stockholders’ equity	$2,133,558	2,081,790

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2004	2003
Revenues:
Vessel revenues	$149,794	160,336
Other marine revenues	8,323	4,474

	158,117	164,810

Costs and expenses:
Vessel operating costs	98,564	98,317
Costs of other marine revenues	6,814	3,180
Depreciation and amortization	23,925	24,121
General and administrative	17,602	16,269
Gain on sales of assets	(6,433)	(2,286)

	140,472	139,601

	17,645	25,209
Other income (expenses):
Foreign exchange gain (loss)	437	(488)
Equity in net earnings of unconsolidated companies	1,693	1,793
Minority interests	(40)	(57)
Interest and miscellaneous income	581	714
Interest and other debt costs	(1,374)	(240)

	1,297	1,722

Earnings before income taxes	18,942	26,931
Income taxes	6,061	8,887

Net earnings	$12,881	18,044

Earnings per common share	$.23	.32

Diluted earnings per common share	$.23	.32

Weighted average common shares outstanding	56,900,905	56,620,317
Incremental common shares from stock options	62,046	145,058

Adjusted weighted average common shares	56,962,951	56,765,375

Cash dividends declared per common share	$.15	$.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2004	2003
Net cash provided by operating activities	$27,000	27,276

Cash flows from investing activities:
Proceeds from sales of assets	8,546	4,542
Additions to properties and equipment	(70,289)	(136,582)

Net cash used in investing activities	(61,743)	(132,040)

Cash flows from financing activities:
Borrowings	55,000	136,000
Principal payments on debt	(15,000)	(30,000)
Proceeds from issuance of common stock	32	163
Cash dividends	(8,556)	(8,498)
Other	(336)	—

Net cash provided by financing activities	31,140	97,665

Net change in cash and cash equivalents	(3,603)	(7,099)
Cash and cash equivalents at beginning of period	17,636	17,767

Cash and cash equivalents at end of period	$14,033	10,668

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$613	2,093
Income taxes	$6,573	5,290

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Financial Statements

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

Certain previously reported amounts have been reclassified to conform to the first quarter fiscal 2005 presentation.

(2)	Stockholders’ Equity

At June 30, 2004 and March 31, 2004, 3,586,535 and 3,666,694 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)	Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The company uses the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the three months ended June 30, 2004 and 2003 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended June 30,
(In thousands, except share data)	2004	2003
Net earnings as reported	$12,881	18,044
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	301	45
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(1,617)	(1,594)

Pro forma net earnings	$11,565	16,495

Earnings per common share:
As reported	$.23	.32
Pro forma	$.20	.29
Diluted earnings per common share:
As reported	$.23	.32
Pro forma	$.20	.29

(4)	Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarters ended June 30, 2004 and 2003 was 32% and 33%, respectively.

(5)	Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company did not make a contribution to the defined benefit pension plan during the quarter ended June 30, 2004 and does not expect to make a contribution during the remainder of the fiscal year.

Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits.

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,
(In thousands)	2004	2003
Pension Benefits:
Service cost	$174	201
Interest cost	839	850
Expected return on plan assets	(640)	(718)
Amortization of prior service cost	24	25
Recognized actuarial loss	211	159

Net periodic benefit cost	$608	517

Other Benefits:
Service cost	$539	432
Interest cost	658	542
Amortization of prior service cost	(6)	(16)
Recognized actuarial loss	227	121

Net periodic benefit cost	$1,418	1,079

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. FAS 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the company elected to defer the inclusion of the effect of the Act until the company can determine if the benefits are actuarially equivalent to Medicare Part D under the Act. As a result, measures of the postretirement benefit obligation or net periodic postretirement benefit cost in the company’s interim financial statements do not reflect any amounts associated with the subsidy.

(6)	Contingencies

At the conclusion of its examination of the company’s income tax returns covering fiscal years 1999 and 2000, the Internal Revenue Service (IRS) issued an examination report challenging the depreciation methods historically utilized by the company and the entire offshore marine support industry. The IRS position could have resulted in additional income tax due approximating $28.5 million for the years under review. Such additional taxes, if due, would have resulted in a reclassification of a previously recorded noncurrent deferred income tax liability to a current tax payable. Subsequent to the issuance of the examination report, the IRS has verbally informed the company that it intends to withdraw its original challenge to the company’s depreciation methods. The company is awaiting receipt of the amended examination report reflecting that change of position.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company’s financial position or results of its ongoing operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of earnings and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements as of June 30, 2004, and for the three-month period then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial information as of March 31, 2004, and for the three-month period ended June 30, 2003, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

July 16, 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on April 21, 2004 and elsewhere in this Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

Overview

The company provides services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet, which is ultimately dependent upon oil and natural gas prices, which, in turn, are determined by the supply/demand relationship for crude oil and natural gas. The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures.

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel’s age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet for the quarters ended June 30 and March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended June 30,		Quarter Ended March 31, 2004
(In thousands)	2004	2003
Revenues:
Vessel revenues:
United States	$28,234	30,943	28,517
International	121,560	129,393	115,946

	149,794	160,336	144,463
Other marine revenues	8,323	4,474	9,731

	$158,117	164,810	154,194

Operating costs:
Vessel operating costs:
Crew costs	$52,633	52,082	53,075
Repair and maintenance	20,019	18,069	18,875
Insurance	5,587	7,512	2,192
Fuel, lube and supplies	10,131	9,325	10,049
Other	10,194	11,329	11,514

	98,564	98,317	95,705
Costs of other marine revenues	6,814	3,180	8,027

	$105,378	101,497	103,732

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $2.2 million of billings as of June 30, 2004 ($3.1 million of billings as of March 31, 2004), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s domestic results of operations are primarily driven by natural gas exploration and production. Persistent weakness in the natural gas drilling market in the U.S. Gulf of Mexico continued to have a negative impact on the company’s domestic results of operations. Strong natural gas commodity prices and relatively low inventory levels for the resource still have not resulted in an increase in gas drilling in the U.S. Gulf of Mexico market during the current quarter. The number of drilling rigs exiting the Gulf is expected to continue as drilling rig operators relocate excess capacity to international growth areas. Although growth opportunities in the offshore drilling market in the U.S. Gulf of Mexico appear to continue to be limited, recent encouraging developments have emerged. Analysts have reported that drilling in the shallow water of the Gulf of Mexico is expected to increase over the next several months. It has been further reported that drilling plan permits filed by Gulf operators is expected to surpass the number of permits filed in calendar 2003, which is a positive indicator for increased drilling activity in the future. Although management is pleased by these positive indicators, at present time, it is still unknown how domestic-based vessel demand will be affected by these developments.

The company’s international results of operations for the first quarter of fiscal 2005 benefited from higher utilization and stable average day rates. The company’s international results of operations are primarily dependent on the supply and demand relationship for crude oil. Industry analysts forecast that demand for crude oil will likely remain strong throughout calendar year 2004 as a result of the global economic recovery that is underway and expect future crude oil prices to remain at highly attractive levels due to continuing high consumer demand. International capital expenditures by the major and national exploration and production companies are estimated to increase at a higher rate than originally forecasted earlier in the calendar year. Revised estimates anticipate calendar year 2004 international capital expenditures by exploration and production companies to increase approximately 12% over calendar year 2003 levels.

Marine operating profit (loss) and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

	Quarter Ended June 30,		Quarter Ended March 31, 2004
(In thousands)	2004	2003
Vessel activity:
United States	$(3,974)	(8,194)	(3,055)
International	17,980	33,030	13,137

	14,006	24,836	10,082
Impairment of long-lived assets	—	—	(26,456)
Gain on sales of assets	6,433	2,286	2,286
Other marine services	1,381	1,170	1,559

Operating profit	$21,820	28,292	(12,529)

Equity in net earnings of unconsolidated companies	1,693	1,793	1,296
Interest and other debt costs	(1,374)	(240)	(1,519)
Corporate general and administrative	(3,432)	(3,313)	(3,508)
Other income	235	399	292

Earnings (loss) before income taxes	$18,942	26,931	(15,968)

U.S.-based vessel revenues for the first quarter of fiscal 2005 decreased approximately 9% as compared to the first quarter of fiscal 2004 due to a decrease in utilization rates. Utilization rates on the towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, decreased approximately 18% for the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. Average day rates for the same vessel class increased modestly for the current quarter as compared to first quarter of fiscal 2004 but were insufficient to mitigate the negative effects lower utilization had on revenues. The company’s average day rates still remain at high levels as compared to the average day rates experienced during the last industry down cycle. Utilization of the company’s active towing supply/supply vessels in the U.S. Gulf of Mexico, however, still remain at the lowest level the company has experienced in over a decade due in part to management’s past strategic decision to attempt to maintain high average day rates at the expense of lower utilization.

U.S.-based vessel revenues for the first quarter of fiscal 2005 decreased modestly as compared to the fourth quarter of fiscal 2004 due to a 3% decrease in average day rates.

Operating loss for the U.S.-based vessels decreased approximately $4.2 million, or 52%, during the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due to a decrease in vessel operating costs and a reduction in depreciation expense primarily related to 83 older domestic-based towing supply/supply vessels that were declared impaired in March 2004. Depreciation expense ceased on the 83 vessels when the carrying values of the vessels were written down to estimated current fair market value.

Current quarter domestic-based operating loss increased approximately $.9 million as compared to the fourth quarter of fiscal 2004. Approximately $3.5 million of insurance premium rebates were recorded during fiscal 2004’s fourth quarter thereby reducing domestic operating loss for the period. The rebates resulted from a decrease in the level of domestic vessel activity and to a positive safety performance on a year to date basis. After factoring the rebates into the analysis, current quarter domestic-based operating loss decreased approximately $2.6 million, or 39%, as compared to the previous quarter.

Included in marine operating loss for the fourth quarter of fiscal 2004 is a non-cash asset impairment charge of $26.5 million relating to 83 older domestic-based towing supply/supply vessels declared impaired in March 2004. As a result of the prolonged weakness in the Gulf of Mexico drilling market and due to the vessels’ average age (23.5 years), their outdated specifications (low horsepower and cargo capacities) relative to competing equipment, the significant costs to repair and return these vessels to service (average approximately $500,000 per vessel) and the anticipation of lower customer demand for the vessels in the future, the company concluded it was unlikely that the vessels would return to active service. Based on this determination, and in accordance with SFAS No. 144, the asset impairment charge was recorded to write down the carrying value of these assets to fair market value at March 31, 2004.

International-based vessel revenues decreased approximately 6% in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004 due to lower utilization and average day rates. Current quarter international-based vessel revenues increased 5% as compared to the revenue amounts earned in the previous quarter due to higher vessel utilization.

International-based vessel operating profit for the first quarter of fiscal 2005 decreased 46% as compared to the first quarter of fiscal 2004 due to lower revenue and an increase in vessel operating costs, primarily repair and maintenance expenses and crew costs. International-based vessel operating profit for the current quarter increased approximately 37% as compared to the previous quarter due to earning higher revenues.

Gain on sales of assets for the first quarter of fiscal 2005 increased approximately 181% as compared to the first and fourth quarters of fiscal 2004 due to an increase in the number of vessels sold in the current quarter.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and, as such, do not include vessels withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30 and March 31:

	Quarter Ended June 30,		Quarter Ended March 31, 2004
	2004 (A)	2003
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	74.9%	68.0	81.6
Towing-supply/supply	50.7	24.1	19.2
Crew/utility	68.1	71.5	57.8
Offshore tugs	28.6	31.2	34.8
Total	51.2%	34.2	29.1
International-based fleet:
Deepwater vessels	72.6%	80.8	72.5
Towing-supply/supply	68.7	73.2	64.8
Crew/utility	75.1	78.1	73.4
Offshore tugs	64.1	66.6	59.6
Other	55.5	48.6	42.7
Total	69.2%	72.5	65.5
Worldwide fleet:
Deepwater vessels	73.1%	78.3	74.2
Towing-supply/supply	65.0	53.4	46.7
Crew/utility	73.2	75.9	68.9
Offshore tugs	50.2	53.3	50.3
Other	55.5	48.6	42.7
Total	64.9%	58.7	52.8

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$12,678	13,303	13,505
Towing-supply/supply	5,569	5,469	5,901
Crew/utility	3,035	2,827	3,108
Offshore tugs	7,385	7,015	5,791
Total	$5,736	5,354	5,913
International-based fleet:
Deepwater vessels	$12,680	11,578	12,434
Towing-supply/supply	6,050	6,544	6,134
Crew/utility	2,838	2,945	2,927
Offshore tugs	4,371	4,318	4,326
Other	1,579	1,361	1,416
Total	$5,723	5,904	5,750
Worldwide fleet:
Deepwater vessels	$12,680	11,871	12,662
Towing-supply/supply	5,972	6,349	6,096
Crew/utility	2,889	2,907	2,971
Offshore tugs	5,045	4,911	4,707
Other	1,579	1,361	1,416
Total	$5,726	5,790	5,782

(A)	Effective April 1, 2004, the company does not include in its utilization statistics 80 of the 83 domestic-based towing supply/supply vessels declared impaired in March 2004. The vessels have been removed from the active fleet and are currently being held for sale or scrapping. Had these vessels been included in the company’s utilization statistics for the quarter ended June 30, 2004, domestic-based towing supply/supply utilization would have been 19.8%. Statistical information is included on three of the 83 supply vessels declared impaired as these vessels are presently fulfilling short-term charter hire agreements. When the three vessels’ regulatory drydockings come due (over the next three to fifteen months) they will be stacked and included with the other vessels to be sold or scrapped.

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30 and March 31:

	Quarter Ended June 30,		Quarter Ended March 31, 2004
	2004(A)	2003
Domestic-based fleet:
Deepwater vessels	7	7	7
Towing-supply/supply	51	126	126
Crew/utility	24	30	26
Offshore tugs	24	23	23

Total	106	186	182

International-based fleet:
Deepwater vessels	30	29	30
Towing-supply/supply	196	187	191
Crew/utility	62	58	63
Offshore tugs	37	38	38
Other	12	20	16

Total	337	332	338

Owned or chartered vessels included in marine revenues	443	518	520
Vessels held for sale	99	26	24
Joint-venture and other	27	30	33

Total	569	574	577

(A)	Included in the Vessel held for sale count effective April 1, 2004 are 80 of the 83 domestic-based towing supply/supply vessels declared impaired in March 2004. The vessels were removed from the active domestic towing supply/supply vessel count and are currently being held for sale or scrapping. Three of the 83 impaired vessels are currently fulfilling short-term charter hire agreements and accordingly are included in the active domestic towing supply/supply vessel count until such time that their current charter hire agreements end and their regulatory drydockings come due, at which time they will be removed from the active fleet and included with the other vessels to be sold or scrapped.

During the first quarter of fiscal 2005, the company purchased three anchor handling towing supply vessels and took delivery of one platform supply vessel and one crewboat. Also during fiscal 2005, the company sold and/or scrapped one anchor handling towing supply vessel, two offshore tugs, five crewboats and one other type vessel.

During the entire fiscal 2004, the company took delivery of two large deepwater platform supply vessels, nine platform supply vessels, two anchor handling towing supply vessels, eight crewboats and one offshore tug. Excluding the three crewboats sold to one of the company’s 49%-owned unconsolidated international joint venture, the company sold and/or scrapped seven towing-supply/supply vessels, two crewboats, three offshore tugs and seven other type vessels during fiscal 2004.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended		Quarter Ended March 31,
	June 30,
(In thousands)	2004	2003	2004
Personnel	$10,651	9,764	9,423
Office and property	2,945	2,885	3,264
Sales and marketing	1,070	1,047	1,008
Professional services	1,622	1,382	1,634
Other	1,314	1,191	1,542

	$17,602	16,269	16,871

General and administrative expenses have increased in the quarter ended June 30, 2004 as a result of amortization of restricted stock granted on March 30, 2004 and accruals for other company compensation programs.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any period are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year to year in these items are primarily the result of market conditions. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At June 30, 2004, $230 million of the company’s $295 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Operating Activities

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the quarter ended June 30, 2004, net cash from operating activities was comparable to the same period in fiscal 2004.

Investing Activities

Investing activities for the quarter ended June 30, 2004 used $61.7 million of cash, which included $8.5 million of proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $7.4 million in capitalized repairs and maintenance, $.4 million for vessel enhancements, $24.3 million for the construction of offshore marine vessels and $38.1 million for the acquisition of three vessels. Investing activities for the quarter ended June 30, 2003 used $132 million of cash, which included $4.5 million of proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $4 million in capitalized repairs and maintenance, $.3 million in vessel enhancements, $.5 million in other properties and equipment purchases, $54.2 million for the construction of offshore marine vessels and $77.5 million for the purchase of 27 ENSCO vessels on April 1, 2003.

Financing Activities

Financing activities for the quarter ended June 30, 2004 provided $31.1 million of cash, which included $55 million of credit facility borrowings. Borrowings were offset primarily by repayments of debt of $15 million and $8.6 million of cash used for quarterly cash dividends of $.15 per share. Financing activities for the quarter ended June 30, 2003 provided $97.7 million of cash, which included $36 million of credit facility borrowings and a $100 million term loan placed with a group of banks primarily to finance the purchase of the ENSCO vessels. Borrowings were offset primarily by repayments of debt of $30 million and $8.5 million of cash used for quarterly cash dividends of $.15 per share.

Vessel Construction and Acquisition Expenditures

The company is currently constructing five large anchor handling towing supply vessels, which are capable of working in most deepwater markets of the world. A shipyard in China is constructing all five vessels. Scheduled deliveries for the five vessels have been delayed. The shipbuilder has advised the company to expect the first vessel delivery in July 2004. The remaining four vessels are expected to be delivered throughout fiscal 2005 and into early fiscal 2006. The total estimated cost for the vessels is approximately $181 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of June 30, 2004, $161.6 million has been expended on the vessels.

The company is also constructing 10 anchor handling towing supply vessels varying in size from 5,500 brake horsepower (BHP) to 9,000 BHP. Three international shipyards will each construct two vessels while a fourth shipyard will construct four vessels. Scheduled delivery for the 10 vessels is expected to begin in October 2004 with the last vessel delivered in November 2005. As of June 30, 2004, $50.2 million has been expended on the vessels of the total $135.9 commitment cost.

The company is also committed to the construction of three 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel for an approximate total cost of $21 million. All three crewboat vessels are being constructed by one U.S. shipyard. The vessels are scheduled for delivery between August 2004 and February 2005. As of June 30, 2004, $1.5 million has been expended on the five vessels.

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2004:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 6/30/04	Number of Vessels	Total Cost Commitment	Expended Through 6/30/04
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	5	$181,012	$161,571
Replacement Fleet:
Anchor handling towing supply	—	—	—	10	$135,857	$50,195
Crewboats:
Crewboats – 175-foot	3	$20,997	$1,467	—	—	—

Totals	3	$20,997	$1,467	15	$316,869	$211,766

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $337.9 million of capital commitments for vessels currently under construction the company has expended $213.2 million as of June 30, 2004.

The company is capitalizing the interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $2.6 million interest capitalized for the quarter ended June 30, 2004, was approximately $1.4 million.

Other Liquidity Matters

While the company has not formally committed to any future new build vessel contracts at the present time, other than what has been discussed in the “Vessel Construction and Acquisition Expenditures” section above and barring any future acquisitions of existing companies or newly constructed equipment, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund over the next few years significant capital expenditures, primarily relating to the continuance of replacement of the company’s international anchor handling towing supply vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels.

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

Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on April 21, 2004, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2004, regarding these critical accounting policies.

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

At June 30, 2004, the company had $365 million of debt outstanding of which $65 million represents unsecured borrowings from the company’s revolving credit facility. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.23 to 2.46 percent. Monies were borrowed under the revolving credit facility to help finance the company’s new-build program previously disclosed. A one percentage point change in the market interest rate on the $65 million of borrowings from the company’s revolving credit facility at June 30, 2004 would change the company’s interest costs by $.7 million annually. The remaining $300 million represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2004 is estimated to be approximately $290 million.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The company had no derivative financial instruments outstanding as of June 30, 2004.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 22 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated April 21, 2004 reports that the company issued a press release reporting the company’s fourth quarter and year-end fiscal 2004 results of operations.

C.	The company’s report on Form 8-K/A dated January 16, 2004 and filed on April 22, 2004 reported that the company engaged Deloitte & Touche LLP as its independent accountants to audit the company’s consolidated financial statements for the year ending March 31, 2005. The report also reports that for the two-year period ended March 31, 2004, the company did not have any disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure nor did Ernst & Young’s report on the company’s consolidated financial statements for the two-year period ended March 31, 2004 contain an adverse opinion or disclaimer of opinion. Ernst & Young LLP has been dismissed effective upon the completion of its audit of the company’s consolidated financial statements for the year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC. (Registrant)

Date: July 28, 2004	/s/ DEAN E. TAYLOR
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: July 28, 2004	/s/ J. KEITH LOUSTEAU
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: July 28, 2004	/s/ JOSEPH M. BENNETT
Joseph M. Bennett
Vice President and Principal Accounting Officer

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