Form 10-Q
period 2004-09-30
TIDEWATER INC
filed 2004-10-21
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

YES    ☒        NO    ☐

57,147,336 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 8, 2004. Excluded from the calculation of shares outstanding at October 8, 2004 are 3,485,909 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,819	17,636
Trade and other receivables, net	171,035	165,762
Marine operating supplies	39,090	37,919
Other current assets	6,659	3,320

Total current assets	228,603	224,637

Investments in, at equity, and advances to unconsolidated companies	33,763	33,722
Properties and equipment:
Vessels and related equipment	2,286,390	2,195,863
Other properties and equipment	41,156	41,494

	2,327,546	2,237,357
Less accumulated depreciation and amortization	920,878	894,863

Net properties and equipment	1,406,668	1,342,494

Goodwill	328,754	328,754
Other assets	166,232	152,183

Total assets	$2,164,020	2,081,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	71,147	59,788
Accrued property and liability losses	9,684	9,125
Income taxes	2,208	3,139

Total current liabilities	83,039	72,052

Long-term debt	380,000	325,000
Deferred income taxes	223,784	211,982
Accrued property and liability losses	32,414	31,031
Other liabilities and deferred credits	63,123	75,615
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,633,245 shares at September and 60,699,438 shares at March	6,063	6,070
Other stockholders’ equity	1,375,597	1,360,040

Total stockholders’ equity	1,381,660	1,366,110

Total liabilities and stockholders’ equity	$2,164,020	2,081,790

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Vessel revenues	$161,206	159,052	311,000	319,388
Other marine revenues	5,621	5,167	13,944	9,641

	166,827	164,219	324,944	329,029

Costs and expenses:
Vessel operating costs	98,261	103,862	196,825	202,179
Costs of other marine revenues	4,093	4,273	10,907	7,453
Depreciation and amortization	24,713	24,371	48,638	48,492
General and administrative	17,702	17,237	35,304	33,506
Gain on sales of assets	(1,247)	(2,304)	(7,680)	(4,590)

	143,522	147,439	283,994	287,040

	23,305	16,780	40,950	31,989
Other income (expenses):
Foreign exchange gain (loss)	13	(55)	450	(543)
Equity in net earnings of unconsolidated companies	1,639	1,631	3,332	3,424
Minority interests	53	(34)	13	(91)
Interest and miscellaneous income	611	972	1,192	1,686
Interest and other debt costs	(1,636)	(1,004)	(3,010)	(1,244)

	680	1,510	1,977	3,232

Earnings before income taxes	23,985	18,290	42,927	45,221
Income taxes	7,676	6,036	13,737	14,923

Net earnings	$16,309	12,254	29,190	30,298

Earnings per common share	$.29	.22	.51	.54

Diluted earnings per common share	$.29	.22	.51	.53

Weighted average common shares outstanding	56,937,688	56,640,767	56,919,397	56,631,518
Incremental common shares from stock options	142,302	82,030	114,583	113,544

Adjusted weighted average common shares	57,079,990	56,722,797	57,033,980	56,745,062

Cash dividends declared per common share	$.15	.15	.30	.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarter Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net cash provided by operating activities	$32,644	39,035	59,644	66,311

Cash flows from investing activities:
Proceeds from sales of assets	1,216	3,341	9,762	7,883
Additions to properties and equipment	(44,160)	(62,292)	(114,449)	(198,874)

Net cash used in investing activities	(42,944)	(58,951)	(104,687)	(190,991)

Cash flows from financing activities:
Borrowings	30,000	300,000	85,000	436,000
Principal payments on debt	(15,000)	(245,000)	(30,000)	(275,000)
Proceeds from issuance of common stock	1,994	103	2,026	266
Cash dividends	(8,559)	(8,501)	(17,115)	(16,999)
Other	(349)	(1)	(685)	—

Net cash provided by financing activities	8,086	46,601	39,226	144,266

Net change in cash and cash equivalents	(2,214)	26,685	(5,817)	19,586
Cash and cash equivalents at beginning of period	14,033	10,668	17,636	17,767

Cash and cash equivalents at end of period	$11,819	37,353	11,819	37,353

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,254	382	7,867	1,997
Income taxes	$6,704	7,046	13,277	12,336

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s 2004 Annual Report on Form 10-K

Certain previously reported amounts have been reclassified to conform to the quarter and six-month period ended September 30, 2004 financial statement presentation.

(2) Stockholders’ Equity

At September 30, 2004 and March 31, 2004, 3,487,748 and 3,666,694 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3) Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The company uses the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the quarters and six-month periods ended September 30 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except share data)	2004	2003	2004	2003
Net earnings as reported	$16,309	12,254	29,190	30,298
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	$301	42	601	87
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	$(1,491)	(1,592)	(3,107)	(3,186)

Pro forma net earnings	$15,119	10,704	26,684	27,199

Earnings per common share:
As reported	$.29	.22	.51	.54
Pro forma	$.27	.19	.47	.48
Diluted earnings per common share:
As reported	$.29	.22	.51	.53
Pro forma	$.26	.19	.47	.48

(4) Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 32% for the quarter and six-month periods ended September 30, 2004. The effective tax rate applicable to pre-tax earnings for the quarter and six-month periods ended September 30, 2003 was 33%.

(5) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company did not make a contribution to the defined benefit pension plan during the quarter and six-month periods ended September 30, 2004 and does not expect to make a contribution during the remainder of the fiscal year.

Qualified retired employees currently are covered by a program that provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits.

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2004	2003	2004	2003
Pension Benefits:
Service cost	$177	201	348	402
Interest cost	851	850	1,678	1,700
Expected return on plan assets	(649)	(718)	(1,280)	(1,436)
Amortization of prior service cost	24	25	48	50
Recognized actuarial loss	214	159	422	318

Net periodic benefit cost	$617	517	1,216	1,034

Other Benefits:
Service cost	$341	432	878	864
Interest cost	456	542	1,174	1,084
Amortization of prior service cost	(5)	(16)	(12)	(32)
Recognized actuarial loss	110	121	280	242

Net periodic benefit cost	$902	1,079	2,320	2,158

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a nontaxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2), which addresses the accounting and disclosure requirements associated with the effects of the Act.

The company has determined that its postretirement benefit plans providing prescription drug benefits are currently actuarially equivalent to Medicare Part D and has therefore elected to recognize the effects of the Act on its postretirement benefit plans by implementing the provisions of FSP 106-2 as of January 1, 2004. The company has reduced its accumulated postretirement benefit obligation (APBO) for the effect of the subsidy related to benefits attributed to prior service by approximately $4.5 million. This is reflected as an actuarial experience gain and is being amortized over current and future periods. In addition, the subsidy will reduce current period service costs and related interest costs on APBO. The estimated total effect of the subsidy is expected to reduce annual postretirement benefit expense by approximately $1.0 million, of which $500,000 has been recognized during the quarter and six months ended September 30, 2004.

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

The IRS has begun examinations of the company’s income tax returns covering fiscal years 2001 and 2002. The company also has additional examinations by state and foreign tax authorities. The company does not believe that the results of these examinations will have a materially adverse affect on the company’s financial position or results of operations.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a materially adverse effect on the company’s financial position or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

        of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of earnings and of cash flows for the three-month and six-month periods ended September 30, 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements as of September 30, 2004, and for the three-month and six-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial information as of March 31, 2004, and for the three-month and six-month periods ended September 30, 2003, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

October 18, 2004

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

The following table compares revenues and operating costs (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet for the quarters and six-month periods ended September 30, 2004 and 2003 and for the quarter ended June 30, 2004. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30, 2004
(In thousands)	2004	2003	2004	2003
Revenues:
Vessel revenues:
United States	$29,801	33,432	58,035	64,375	28,234
International	131,405	125,620	252,965	255,013	121,560

	161,206	159,052	311,000	319,388	149,794
Other marine revenues	5,621	5,167	13,944	9,641	8,323

	$166,827	164,219	324,944	329,029	158,117

Operating costs:
Vessel operating costs:
Crew costs	$57,254	54,538	109,887	106,620	52,633
Repair and maintenance	17,528	21,678	37,547	39,747	20,019
Insurance	2,757	6,443	8,344	13,955	5,587
Fuel, lube and supplies	9,440	9,731	19,571	19,056	10,131
Other	11,282	11,472	21,476	22,801	10,194

	98,261	103,862	196,825	202,179	98,564
Costs of other marine revenues	4,093	4,273	10,907	7,453	6,814

	$102,354	108,135	207,732	209,632	105,378

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

As a result of the uncertainty of an individual customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $1.9 million of billings as of September 30, 2004 ($3.1 million of billings as of March 31, 2004), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s domestic results of operations are primarily driven by natural gas exploration and production. Persistent weakness in the natural gas drilling market in the U.S. Gulf of Mexico continued to have a negative impact on the company’s domestic revenues. During the current quarter, commodity prices for natural gas softened on the news that natural gas inventories increased over its five-year inventory averages. The downward pressure on natural gas prices eased during the latter half of September 2004 when damage to Gulf of Mexico offshore production facilities and drilling shut-ins caused by Hurricane Ivan interrupted deliverable capacity. Drilling rigs were mobilized from the Gulf during the quarter ended September 30, 2004 as drilling rig operators continued with plans to relocate excess drilling rig capacity to international growth areas. Growth opportunities in the offshore drilling market in the Gulf appear to be limited; although a few encouraging developments have recently emerged. The Western Gulf of Mexico lease sales were held in August 2004 and analysts reported that bids for lease sales were solid overall. Bids for shallow water tracts were up and total high bids for deepwater tracts also increased from the previous year’s lease sale. This recent positive development along with last quarter’s report that drilling plan permits filed by Gulf operators were expected to surpass the number of permits filed in calendar 2003 are both positive indicators for increased drilling activity in the future. Although management recognizes these positive indicators, at present time, it is still unknown how domestic-based vessel demand will be affected by these developments.

The company’s international results of operations for the first half of fiscal 2005 benefited from stable utilization and average day rates and an increase in the number of vessels operating internationally. The company’s international results of operations are primarily dependent on the supply and demand relationship for crude oil. Industry analysts forecast that demand for crude oil will likely remain strong throughout calendar year 2004 as a result of the global economic recovery that is underway and expect future crude oil prices to remain at highly attractive levels due to continuing high consumer demand, a tightening of crude inventory supplies and concerns over possible supply interruptions caused by geopolitical risk in certain members of the Organization of Petroleum Exporting Countries (OPEC) countries. International capital expenditures by the major and national exploration and production companies are estimated to increase at a higher rate than originally forecast earlier in the calendar year. Revised estimates anticipate calendar year 2004 international capital expenditures by exploration and production companies to increase approximately 12% over calendar year 2003 levels. Analysts also increased calendar year 2005 capital expenditure estimates due to strong demand for crude oil and higher commodity prices for the resource.

Marine operating profit (loss) and other components of earnings before income taxes for the quarters and six-month periods ended September 30, 2004 and 2003 and for the quarter ended June 30, 2004 consist of the following:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30, 2004
(In thousands)	2004	2003	2004	2003
Vessel activity:
United States	$2,779	(4,504)	(1,195)	(12,698)	(3,974)
International	21,765	21,946	39,745	54,976	17,980

	24,544	17,442	38,550	42,278	14,006
Gain on sales of assets	1,245	2,304	7,678	4,590	6,433
Other marine services	1,400	737	2,781	1,907	1,381

Operating profit	27,189	20,483	49,009	48,775	21,820

Equity in net earnings of unconsolidated companies	1,639	1,631	3,332	3,424	1,693
Interest and other debt costs	(1,636)	(1,004)	(3,010)	(1,244)	(1,374)
Corporate general and administrative	(3,489)	(3,198)	(6,921)	(6,511)	(3,432)
Other income	282	378	517	777	235

Earnings before income taxes	$23,985	18,290	42,927	45,221	18,942

U.S.-based vessel revenues for the quarter and six-month period ended September 30, 2004 decreased approximately 11% and 10%, respectively, as compared to the same periods in fiscal 2004 due to a decrease in the number of vessels operating in the domestic market as a result of redeploying vessels to international growth areas and due to vessel sales. The company’s major income producing vessel class in the domestic market is its towing supply/supply vessel class. Utilization of the company’s active towing supply/supply vessels in the U.S. Gulf of Mexico for the quarter ended September 30, 2004 increased 30% as compared to the same period in fiscal 2004. Average day rates for the same vessel class decreased 5% in the second quarter of fiscal 2005 as compared to the same quarter in fiscal 2004 but still remain at high levels as compared to the average day rates experienced during the last industry downturn.

U.S.-based operating profit for the quarter and six-month period ended September 30, 2004 increased approximately $7.3 million and $11.5 million, respectively, as compared to the same periods in fiscal 2004 due to a decrease in vessel operating costs and a reduction in depreciation expense primarily related to 83 older domestic-based towing supply/supply vessels that were determined impaired in March 2004. Depreciation expense ceased on 83 vessels when the carrying values of the vessels were written down to estimated current fair market value. The 83 vessels were determined impaired as a result of the prolonged weakness in the Gulf of Mexico drilling market and due to the vessels’ average age (23.5 years), their outdated specifications (low horsepower and cargo capacities) relative to competing equipment, the significant costs to repair and return these vessels to service (average approximately $500,000 per vessel), the anticipation of lower customer demand for the vessels in the future, and management’s conclusion that it was unlikely that the vessels would return to active service. Based on this determination, and in accordance with SFAS No. 144, an asset impairment charge of $26.5 million was recorded to write down the carrying value of these assets to fair market value at March 31, 2004.

Due to the level of vessel activity experienced and to a positive safety performance on a year to date basis, the current quarter ended September 30, 2004 marine results of operations includes $3.5 million of insurance premium rebates as provided for in our insurance program. The company has an opportunity to obtain additional insurance premium rebates in the future should the positive safety performance continue. The company recorded $1.5 million of premium rebates during the second quarter of fiscal 2004.

Current quarter U.S.-based vessel revenues increased approximately 6% as compared to the previous quarter due primarily to higher utilization rates for all vessel classes and an increase in average day rates for the towing supply/supply vessels, offshore tugs and crewboats.

U.S.-based operating profit for the current quarter increased approximately $6.8 million as compared to the previous quarter due to earning higher revenues, a reduction in vessel operating costs (primarily vessel insurance and fuel, lube and supplies) and a reduction of depreciation expense due to redeploying some domestic-based vessels to international areas of operations.

International-based vessel revenues for the quarter ended September 30, 2004 increased approximately 5% as compared to the same period in fiscal 2004 due to an increase in the number of vessels operating in international markets and due to higher utilization on the deepwater class of vessels. International-based vessel revenues for the six-month period ended September 30, 2004 decreased a modest 1% as compared to the same period in fiscal 2004.

International-based vessel operating profit for the quarter ended September 30, 2004 was comparable to the same period in fiscal 2004. Higher international-based revenues earned during the current quarter were offset by increases in vessel operating costs, primarily crew costs, and depreciation expense resulting from an increase in the number of vessels operating in the international market. International-based vessel operating profit for the six-month period ended September 30, 2004 decreased 28% as compared to the same period in fiscal 2004 due to increases in international crew costs and fuel, lube and supplies, and depreciation expense.

Current quarter international-based vessel revenues increased approximately 8% as compared to the previous quarter due to higher utilization and average day rates and an increase in the number of deepwater vessels, towing supply/supply vessels and offshore tugs operating internationally. International-based vessel operating profit for the current quarter increased 21% as compared to the previous quarter due to higher revenues resulting from increased utilization and average day rates.

Gain on sales of assets for the first half of fiscal 2005 increased approximately 67% as compared to the same period in fiscal 2004 due to an increase in the number of vessels sold.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and, as such, do not include vessels withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter and six months ended September 30, 2004 and 2003 and the quarter ended June 30, 2004:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30, 2004(A)
	2004(A)	2003	2004(A)	2003
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	94.1%	84.3	83.6	76.1	74.9
Towing-supply/supply	54.6	20.6	52.7	22.3	50.7
Crew/utility	80.3	76.2	73.8	73.8	68.1
Offshore tugs	29.3	39.7	28.9	35.4	28.6
Total	57.4%	34.0	54.2	34.1	51.2
International-based fleet:
Deepwater vessels	87.9%	78.2	80.5	79.5	72.6
Towing-supply/supply	68.5	69.3	68.6	71.2	68.7
Crew/utility	74.0	69.9	74.6	73.9	75.1
Offshore tugs	68.3	63.7	66.3	65.1	64.1
Other	49.4	40.1	52.5	44.3	55.5
Total	70.6%	67.8	69.9	70.1	69.2
Worldwide fleet:
Deepwater vessels	89.0%	79.3	81.0	78.8	73.1
Towing-supply/supply	65.7	49.6	65.3	51.5	65.0
Crew/utility	75.6	71.9	74.4	73.9	73.2
Offshore tugs	55.6	54.7	52.9	54.0	50.2
Other	49.4	40.1	52.5	44.3	55.5
Total	67.7%	55.8	66.3	57.2	64.9
AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$12,577	12,652	12,626	12,950	12,678
Towing-supply/supply	5,794	6,124	5,685	5,774	5,569
Crew/utility	3,357	2,879	3,200	2,853	3,035
Offshore tugs	7,566	7,306	7,463	7,180	7,385
Total	$5,909	5,786	5,823	5,571	5,736
International-based fleet:
Deepwater vessels	$11,847	11,825	12,210	11,702	12,680
Towing-supply/supply	6,202	6,448	6,127	6,497	6,050
Crew/utility	2,742	3,135	2,790	3,038	2,838
Offshore tugs	4,559	4,737	4,472	4,523	4,371
Other	1,262	1,746	1,431	1,537	1,579
Total	$5,874	6,011	5,801	5,956	5,723
Worldwide fleet:
Deepwater vessels	$11,959	12,001	12,284	11,937	12,680
Towing-supply/supply	6,134	6,394	6,054	6,371	5,972
Crew/utility	2,904	3,048	2,896	2,977	2,889
Offshore tugs	5,074	5,432	5,060	5,175	5,045
Other	1,262	1,746	1,431	1,537	1,579
Total	$5,881	5,962	5,805	5,874	5,726

(A)	Effective April 1, 2004, the company does not include in its utilization statistics 80 of the 83 domestic-based towing supply/supply vessels determined impaired in March 2004. Had the impaired vessels been included in the company’s utilization statistics for the quarter and six-month period ended September 30, 2004 and the quarter ended June 30, 2004, domestic-based towing supply/supply utilization would have been 21.0%, 20.4% and 19.8%, respectively. Statistical information is included on three of the 83 supply vessels determined impaired as these vessels are presently fulfilling short-term charter hire agreements. When the three vessels’ regulatory drydockings come due (over the next year) they will be stacked and included with the other vessels to be sold or scrapped.

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30, 2004 and 2003 and for the quarter ended June 30, 2004:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30, 2004(A)
	2004(A)	2003	2004(A)	2003
Domestic-based fleet:
Deepwater vessels	6	7	6	7	7
Towing-supply/supply	50	126	51	126	51
Crew/utility	20	29	22	29	24
Offshore tugs	19	23	22	23	24

Total	95	185	101	185	106

International-based fleet:
Deepwater vessels	31	29	31	29	30
Towing-supply/supply	198	186	197	187	196
Crew/utility	63	61	63	60	62
Offshore tugs	40	39	38	39	37
Other	12	20	12	20	12

Total	344	335	341	334	337

Owned or chartered vessels included in marine revenues	439	520	442	519	443
Vessels held for sale	96	25	97	26	97
Joint-venture and other	31	30	31	30	31

Total	566	575	570	575	571

(A)	Included in the Vessel held for sale count effective April 1, 2004 are 80 of the 83 domestic-based towing supply/supply vessels determined impaired in March 2004. The vessels were removed from the active domestic towing supply/supply vessel count and are currently being held for sale or scrapping. Three of the 83 impaired vessels are currently fulfilling short-term charter hire agreements and accordingly are included in the active domestic towing supply/supply vessel count until such time that their current charter hire agreements end and their regulatory drydockings come due, at which time they will be removed from the active fleet and included with the other vessels to be sold or scrapped.

During the first half of fiscal 2005, the company purchased three anchor handling towing supply vessels and took delivery of one platform supply vessel and two crewboats. Also during the first half of fiscal 2005, the company sold and/or scrapped two anchor handling towing supply vessels, two offshore tugs, eight crewboats and one other type vessel.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and six-month periods ended September 30, 2004 and 2003 and for the quarter ended June 30, 2004 were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30, 2004
(In thousands)	2004	2003	2004	2003
Personnel	$10,304	9,928	20,955	19,692	10,651
Office and property	3,240	3,332	6,185	6,217	2,945
Sales and marketing	1,208	1,084	2,278	2,131	1,070
Professional services	1,548	1,443	3,170	2,825	1,622
Other	1,402	1,450	2,716	2,641	1,314

	$17,702	17,237	35,304	33,506	17,602

General and administrative expenses for the quarter ended September 30, 2004 as compared to the same period in fiscal 2004 and previous quarter were comparable while the six-month period ended September 30, 2004 was slightly higher than the six-month period ended September 30, 2003 due to amortization of restricted stock granted on March 30, 2004 and an improved international business environment.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any period are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with an available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At September 30, 2004, $215 million of the company’s revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the six months ended September 30, 2004, net cash from operating activities was comparable to the same period in fiscal 2004.

Investing Activities

Investing activities for the six months ended September 30, 2004 used $104.7 million of cash, which included $9.8 million of proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $15.3 million in capitalized major repair costs, $.5 million for vessel enhancements, $60.6 million for the construction of offshore marine vessels and $38.3 million for the acquisition of three vessels. Investing activities for the six months ended September 30, 2003 used $191.0 million of cash, which included $7.9 million from proceeds from the sale of assets. Sale proceeds were offset by additions to properties and equipment, which was comprised of approximately $12.3 million in capitalized major repair costs, $.3 million for vessel enhancements, $.7 million in other properties and equipment purchases, $107.7 million for the construction of offshore marine vessels and $77.8 million for the purchase of 27 ENSCO vessels on April 1, 2003.

Financing Activities

Financing activities for the six months ended September 30, 2004 provided $39.2 million of cash, which included $85 million of credit facility borrowings. Borrowings were offset primarily by repayments of debt of $30 million and $17.1 million of cash used for quarterly cash dividends of $.15 per share. Financing activities for the six months ended September 30, 2003 provided $144.3 million of cash, which included $300 million of privately placed senior unsecured debt borrowings, a $100 million term loan placed with a group of banks primarily to finance the purchase of the ENSCO vessels and $36 million of borrowings from the company’s original revolving and term loan agreement. Borrowings were offset primarily by repayments of debt of $275 million, which consists of the payoff of the $100 million term loan and the payoff of $175 million of outstanding debt under the company’s original revolving and term loan agreement and $17 million of cash used for quarterly cash dividends of $.15 per share.

Vessel Construction and Acquisition Expenditures

The company is currently constructing four large anchor handling towing supply vessels, which are capable of working in most deepwater markets of the world. A shipyard in China is constructing the four vessels whose scheduled deliveries have been delayed. The shipbuilder has advised the company to expect the four vessels to be delivered throughout fiscal 2005 and into early fiscal 2006. The total estimated cost for the vessels is approximately $146.9 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of September 30, 2004, $130.2 million has been expended on the vessels. The shipbuilder to date has delivered one anchor handling towing supply vessel in August 2004 for a total cost of $35 million. The vessel is currently being outfitted by a second shipyard. Expected outfitting completion date is October 2005.

The company is also constructing 10 anchor handling towing supply vessels varying in size from 5,500 brake horsepower (BHP) to 9,000 BHP. Three international shipyards will each construct two vessels while the fourth international shipyard will construct four vessels. Scheduled delivery for the 10 vessels is expected to begin in October 2004 with the last vessel delivered in November 2005. As of September 30, 2004, $75.9 million has been expended on the vessels of the total $132.4 million commitment cost.

The company is also committed to the construction of two 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel for an approximate total cost of $14 million. The two crewboats are being constructed by one U.S. shipyard. The vessels are scheduled for delivery between February 2005 and April 2005. As of September 30, 2004, $1 million has been expended on the two vessels.

During the second quarter, the company entered into an agreement with a shipyard in Holland to construct four water jet crewboats for an approximate cost of $4.1 million. The first vessel is expected to be delivered in April 2005 with final delivery of the last vessel in August 2005. No amounts have been expended on the vessels as of September 30, 2004.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of September 30, 2004:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 9/30/04	Number of Vessels	Total Cost Commitment	Expended Through 9/30/04
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	4	$146,856	$130,171
Replacement Fleet:
Anchor handling towing supply	—	—	—	10	$132,409	$75,877
Crewboats:
Crewboats – 175-foot	2	$13,981	$982	—	—	—
Crewboats – Water Jet	—	—	—	4	$4,092	—

Totals	2	$13,981	$982	18	$283,357	$206,048

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $297.3 million of capital commitments for vessels currently under construction the company has expended $207 million as of September 30, 2004.

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2004, was approximately $1.6 million and $3.0 million, respectively. Interest costs capitalized for the quarter and six-month period ended September 30, 2004 was approximately $2.6 million and $5.2 million, respectively.

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

At September 30, 2004, the company had $380 million of debt outstanding of which $80 million represents unsecured borrowings from the company’s revolving credit facility. The fair market value of the borrowings under the revolving credit facility approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.48 to 2.89 percent. Monies were borrowed under the revolving credit facility to help finance the company’s new-build program previously disclosed. A one percentage point change in the market interest rate on the

$80 million of borrowings from the company’s revolving credit facility at September 30, 2004 would change the company’s interest costs by $.8 million annually. The remaining $300 million represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The fair value of this debt at September 30, 2004 is estimated to be approximately $290.2 million.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The company had two currency spot contracts outstanding totaling $.9 million as of September 30, 2004 that settled on October 1, 2004. The company had no forward derivative financial instruments outstanding as of September 30, 2004.

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

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of Shareholders of the Company was held on July 15, 2004. A total of 55,962,111 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 92% of the eligible voting shares. At the meeting, the Company’s shareholders took the following actions:

1.	Elected the following four directors for terms to expire at the 2007 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

Name	For	Withheld
Richard T. du Moulin	55,014,599	947,512
J. Wayne Leonard	54,000,660	1,961,451
Paul W. Murrill	54,212,657	1,749,454
Dean E. Taylor	54,368,843	1,593,268

The directors whose term of office as a director continued after the meeting are:

Robert H. Boh
Arthur R. Carlson
Richard T. du Moulin
J. Wayne Leonard
Jon C. Madonna
Paul W. Murrill
William C. O’Malley
Richard A. Pattarozzi
Donald G. Russell
Dean E. Taylor

2.	The selection of Deloitte & Touche LLP as the Company’s independent accountants for the fiscal year ending March 31, 2005 was ratified with 52,828,138 votes cast for, 3,066,116 votes against and 67,857 abstentions.

3.	A stockholder proposal requesting that the Company’s Board of Directors to take action to declassify the Board and elect all directors annually was approved with 33,848,277 votes cast for, 13,310,734 votes against, 309,065 abstentions, and 8,494,035 non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 25 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated July 28, 2004 reported that the company issued a press release reporting the company’s first quarter fiscal 2005 results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: October 21, 2004	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: October 21, 2004	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: October 21, 2004	/s/ Joseph M. Bennett
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