Form 10-Q
period 2004-12-31
TIDEWATER INC
filed 2005-01-28
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -

For the Quarterly Period Ended December 31, 2004

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

57,229,815 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 7, 2005. Excluded from the calculation of shares outstanding at January 7, 2005 are 3,403,430 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$16,042	17,636
Trade and other receivables, net	171,487	165,762
Marine operating supplies	37,517	37,919
Other current assets	4,040	3,320

Total current assets	229,086	224,637

Investments in, at equity, and advances to unconsolidated companies	33,740	33,722
Properties and equipment:
Vessels and related equipment	2,320,426	2,195,863
Other properties and equipment	41,024	41,494

	2,361,450	2,237,357
Less accumulated depreciation and amortization	932,608	894,863

Net properties and equipment	1,428,842	1,342,494

Goodwill	328,754	328,754
Other assets	175,242	152,183

Total assets	$2,195,664	2,081,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	75,216	59,788
Accrued property and liability losses	9,913	9,125
Income taxes	9,142	3,139

Total current liabilities	94,271	72,052

Long-term debt	375,000	325,000
Deferred income taxes	227,798	211,982
Accrued property and liability losses	35,993	31,031
Other liabilities and deferred credits	66,300	75,615
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,633,245 shares at December and 60,699,438 shares at March	6,063	6,070
Other stockholders’ equity	1,390,239	1,360,040

Total stockholders’ equity	1,396,302	1,366,110

Total liabilities and stockholders’ equity	$2,195,664	2,081,790

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Vessel revenues	$170,076	162,097	481,076	481,485
Other marine revenues	17,517	7,310	31,461	16,951

	187,593	169,407	512,537	498,436

Costs and expenses:
Vessel operating costs	101,825	96,815	298,650	298,994
Costs of other marine revenues	15,007	6,022	25,914	13,475
Depreciation and amortization	25,298	24,715	73,936	73,207
General and administrative	18,741	17,137	54,045	50,643
Gain on sales of assets	(2,837)	(199)	(10,517)	(4,789)

	158,034	144,490	442,028	431,530

	29,559	24,917	70,509	66,906
Other income (expenses):
Foreign exchange gain (loss)	(645)	(798)	(195)	(1,341)
Equity in net earnings of unconsolidated companies	1,169	1,532	4,501	4,956
Minority interests	(36)	(70)	(23)	(161)
Interest and miscellaneous income	695	589	1,887	2,275
Interest and other debt costs	(1,694)	(920)	(4,704)	(2,164)

	(511)	333	1,466	3,565

Earnings before income taxes	29,048	25,250	71,975	70,471
Income taxes	9,295	6,923	23,032	21,846

Net earnings	$19,753	18,327	48,943	48,625

Earnings per common share	$.35	.32	.86	.86

Diluted earnings per common share	$.34	.32	.86	.86

Weighted average common shares outstanding	57,035,705	56,660,962	56,919,397	56,641,368
Incremental common shares from stock options	233,024	89,376	137,005	106,451

Adjusted weighted average common shares	57,268,729	56,750,338	57,056,402	56,747,819

Cash dividends declared per common share	$.15	.15	.45	.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net cash provided by operating activities	$50,951	33,503	110,595	99,814

Cash flows from investing activities:
Proceeds from sales of assets	4,600	357	14,362	8,240
Additions to properties and equipment	(39,534)	(56,857)	(153,983)	(255,731)
Other	—	25	—	25

Net cash used in investing activities	(34,934)	(56,475)	(139,621)	(247,466)

Cash flows from financing activities:
Borrowings	5,000	10,000	90,000	446,000
Principal payments on debt	(10,000)	—	(40,000)	(275,000)
Proceeds from issuance of common stock	2,136	41	4,162	307
Cash dividends	(8,576)	(8,504)	(25,691)	(25,503)
Other	(354)	1	(1,039)	—

Net cash provided by financing activities	(11,794)	1,538	27,432	145,804

Net change in cash and cash equivalents	4,223	(21,434)	(1,594)	(1,848)
Cash and cash equivalents at beginning of period	11,819	37,353	17,636	17,767

Cash and cash equivalents at end of period	$16,042	15,919	16,042	15,919

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$986	158	8,853	2,155
Income taxes	$11,265	6,386	24,542	18,722

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s 2004 Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to the quarter and nine-month period ended December 31, 2004 financial statement presentation.

(2) Stockholders’ Equity

At December 31, 2004 and March 31, 2004, 3,403,959 and 3,666,694 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

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

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share data)	2004	2003	2004	2003
Net earnings as reported	$19,753	18,327	48,943	48,625
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	301	87	902	186
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(1,454)	(1,470)	(4,561)	(4,668)

Pro forma net earnings	$18,600	16,944	45,284	44,143

Earnings per common share:
As reported	$.35	.32	.86	.86
Pro forma	$.33	.30	.80	.78
Diluted earnings per common share:
As reported	$.34	.32	.86	.86
Pro forma	$.32	.30	.79	.78

(4) Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings was 32% for the quarter and nine-month period ended December 31, 2004. The effective tax rate applicable to pre-tax earnings for the quarter and nine-month periods ended December 31, 2003 was 27.4% and 31%, respectively. The company’s effective tax rate differs from the statutory rate primarily as a result of certain foreign earnings not subject to U.S. taxation.

Certain provisions of the newly enacted American Jobs Creation Act of 2004 should have a significant positive effect on future earnings and cash flow when they become effective for the company on April 1, 2005. The ability, after the effective date, to exclude most international earnings from current U.S. taxation should allow the company to significantly lower its effective tax rate from the historically reported 32%-33% levels. It is difficult, with any level of assurance, to project at this time to what level the effective tax rate will fall.

(5) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company was not required to and did not make a contribution to the defined benefit pension plan during the quarter and nine-month periods ended December 31, 2004 and does not expect to make a contribution during the remainder of the fiscal year.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2004	2003	2004	2003
Pension Benefits:
Service cost	$174	201	522	603
Interest cost	839	850	2,517	2,550
Expected return on plan assets	(640)	(718)	(1,920)	(2,154)
Amortization of prior service cost	24	25	72	75
Recognized actuarial loss	211	159	633	477

Net periodic benefit cost	$608	517	1,824	1,551

Other Benefits:
Service cost	$439	432	1,317	1,296
Interest cost	587	542	1,761	1,626
Amortization of prior service cost	(6)	(16)	(18)	(48)
Recognized actuarial loss	140	121	420	363

Net periodic benefit cost	$1,160	1,079	3,480	3,237

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

The company has determined that its postretirement benefit plans providing prescription drug benefits are currently actuarially equivalent to Medicare Part D and has therefore elected to recognize the effects of the Act on its postretirement benefit plans by implementing the provisions of FSP 106-2 as of January 1, 2004. The company has reduced its accumulated postretirement benefit obligation (APBO) for the effect of the subsidy related to benefits attributed to prior service by approximately $4.5 million. This is reflected as an actuarial experience gain and is being amortized over current and future periods. In addition, the subsidy will reduce current period service costs and related interest costs on APBO. The estimated total effect of the subsidy is expected to reduce annual postretirement benefit expense by approximately $1.0 million, of which $750,000 has been recognized during the nine months ended December 31, 2004.

(6) Contingencies

At the conclusion of its examination of the company’s income tax returns covering fiscal 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI).

The company expects to receive shortly a final assessment of additional taxes from the IRS’s earlier examination of the company’s income tax returns for fiscal 1999 and 2000. It is anticipated that when received such assessment will also disallow all deductions related to the company’s FSC resulting in an assessment of an additional $1.85 million of income tax.

The company also has additional ongoing examinations by state and foreign tax authorities.

The company does not believe that the results of these examinations will have a material adverse affect on the company’s financial position or results of operations.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position or results of operations.

(7) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123 that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard is effective for the company as of July 1, 2005 and will apply to all awards granted, modified, cancelled or repurchased after that date. The company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its results of operations and cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of December 31, 2004, and the related condensed consolidated statements of earnings and of cash flows for the three-month and nine-month periods ended December 31, 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements as of December 31, 2004, and for the three-month and nine-month periods then ended for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying condensed financial information as of March 31, 2004, and for the three-month and nine-month periods ended December 31, 2003, were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
January 24, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications which may make some of our vessels technologically obsolete for certain customer projects; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

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

The following table compares revenues and operating costs (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the quarters and nine-month periods ended December 31, 2004 and 2003 and for the quarter ended September 30, 2004. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2004	2003	2004	2003	2004
Revenues:
Vessel revenues:
United States	$29,306	32,452	87,341	96,827	29,801
International	140,770	129,645	393,735	384,658	131,405

	170,076	162,097	481,076	481,485	161,206
Other marine revenues	17,517	7,310	31,461	16,951	5,621

	$187,593	169,407	512,537	498,436	166,827

Operating costs:
Vessel operating costs:
Crew costs	$58,662	53,992	168,549	160,612	57,254
Repair and maintenance	17,419	18,353	54,966	58,100	17,528
Insurance	4,922	4,491	13,266	18,446	2,757
Fuel, lube and supplies	9,682	9,204	29,253	28,260	9,440
Other	11,140	10,775	32,616	33,576	11,282

	101,825	96,815	298,650	298,994	98,261
Costs of other marine revenues	15,007	6,022	25,914	13,475	4,093

	$116,832	102,837	324,564	312,469	102,354

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $2.7 million of billings as of December 31, 2004 ($3.1 million of billings as of March 31, 2004), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s domestic results of operations are primarily driven by natural gas exploration and production. Weakness that persisted in the natural gas drilling market in the U.S. Gulf of Mexico continued to have a negative impact on the company’s domestic revenues for the nine months ended December 31, 2004, although prospects for growth in the offshore drilling market in the Gulf appear to be improving. Analysts are forecasting that worldwide exploration and production (E&P) expenditures will increase approximately 12% in calendar year 2005 due to strong demand for natural gas and crude oil and attractive commodity prices for the resources. A sizeable portion of the increases in capital spending is expected to be spent in North America. Industry analysts report that many companies plan on increasing their calendar year 2005 E&P budgets on deepwater activities in the Gulf. The E&P companies have contracted offshore drilling rigs for longer durations than in past periods due to concerns over rig availability in the domestic market. The market for offshore support vessels is also expected to tighten as drilling operators discover that the offshore vessels currently in service are in short supply. The Gulf of Mexico supply boat market still has a significant number of vessels stacked that could resume active status, but only after significant expenditures to drydock and re-certify the vessels. On the other hand, natural gas price continues to be a critical factor in exploration and production companies’ development of capital spending budgets. The last half of calendar 2004 witnessed natural gas inventories exceeding five-year inventory averages due to mild summer and winter weather. During the latter part of the current quarter, disappointing storage withdrawals due to the mild weather applied downward pressure on natural gas commodity prices. Management recognizes these opposing developments, and, therefore, at present time, it is difficult to predict how domestic-based vessel demand will be affected during the upcoming quarters.

The company’s international results of operations for the nine-month period ended December 31, 2004 benefited from stable utilization and average day rates and an increase in the number of vessels operating internationally. The company’s international results of operations are primarily dependent on the supply and demand relationship for crude oil. Industry analysts forecast that demand for crude oil will likely remain strong throughout calendar year 2005 and beyond and expect future crude oil prices to remain at attractive levels due to continuing high consumer demand, a tightening of crude inventory supplies and concerns over possible supply interruptions caused by geopolitical risk in certain members of the Organization of Petroleum Exporting Countries (OPEC) countries. Analysts are estimating that profitable international offshore markets will receive notable increases in exploration and production spending in 2005 due to strong demand for crude oil and higher commodity prices for the resource. Management anticipates international vessel demand to improve along with these market conditions.

Marine operating profit/(loss) and other components of earnings before income taxes for the quarters and nine-month periods ended December 31, 2004 and 2003 and for the quarter ended September 30, 2004 consist of the following:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2004	2003	2004	2003	2004
Vessel activity:
United States	$623	(1,962)	(572)	(14,660)	2,779
International	27,356	28,203	67,101	83,179	21,765

	27,979	26,241	66,529	68,519	24,544
Gain on sales of assets	2,837	199	10,515	4,789	1,245
Other marine services	2,350	1,157	5,131	3,064	1,400

Operating profit	33,166	27,597	82,175	76,372	27,189

Equity in net earnings of unconsolidated companies	1,169	1,532	4,501	4,956	1,639
Interest and other debt costs	(1,694)	(920)	(4,704)	(2,164)	(1,636)
Corporate general and administrative	(3,934)	(3,272)	(10,855)	(9,783)	(3,489)
Other income	341	313	858	1,090	282

Earnings before income taxes	$29,048	25,250	71,975	70,471	23,985

U.S.-based vessel revenues for the quarter and nine-month period ended December 31, 2004 each decreased approximately 10% as compared to the same periods in fiscal 2004 due to a decrease in the number of vessels operating in the domestic market as a result of redeploying vessels to international growth areas and due to vessel sales. The company’s major income producing vessel class in the domestic market is its towing supply/supply vessel class. Utilization of the company’s active towing supply/supply vessels in the U.S. Gulf of Mexico for the quarter and nine-month period ended December 31, 2004 increased 20% and 23%, respectively, as compared to the same periods in fiscal 2004. Average day rates for the same vessel class increased 7% and 2%, respectively, for the quarter and nine-month period ended December 31, 2004 as compared to the same quarter in fiscal 2004.

U.S.-based operating profit for the quarter and nine-month period ended December 31, 2004 increased approximately $2.6 million and $14.1 million, respectively, as compared to the same periods in fiscal 2004 due to a decrease in vessel operating costs and a reduction in depreciation expense primarily related to 83 older domestic-based towing supply/supply vessels that were determined impaired at March 31, 2004. Depreciation expense ceased on these 83 vessels when the carrying values of the vessels were written down to estimated current fair market value. The 83 vessels were determined impaired as a result of the prolonged weakness in the Gulf of Mexico drilling market and due to the vessels’ average age (23.5 years), their outdated specifications (low horsepower and cargo capacities) relative to competing equipment, the significant costs to repair and return these vessels to service (average approximately $500,000 per vessel), the anticipation of lower customer demand for the vessels in the future, and management’s conclusion that it was unlikely that the vessels would return to active service. Based on this determination, and in accordance with Statement of Financial Accounting Standards No. 144, an asset impairment charge of $26.5 million was recorded to write down the carrying value of these assets to fair market value at March 31, 2004.

Due to the level of vessel activity experienced and to a positive safety performance on a year to date basis, the nine-month period ended December 31, 2004 marine results of operations includes $4.4 million of net insurance premium rebates as provided for in our insurance program. The company has an opportunity to obtain additional insurance premium rebates in the future should the positive safety performance continue. The company recorded $4.5 million of premium rebates during the nine-month period ended December 31, 2003.

Current quarter U.S.-based vessel revenues decreased modestly compared to the previous quarter due primarily to fewer vessels operating in the domestic market and lower utilization and average day rates for the offshore tug vessel class. U.S.-based operating profit for the current quarter decreased approximately $2.2 million as compared to the previous quarter due to less vessels operating domestically and to higher repair and maintenance costs resulting from drydocks of two of the domestic deepwater vessels which also negatively impacted revenues during the current quarter. Also, the previous quarter included approximately $.7 million higher net insurance premium rebates than the current quarter.

International-based vessel revenues for the quarter and nine-month period ended December 31, 2004 increased approximately 9% and 2%, respectively, as compared to the same periods in fiscal 2004 due to an increase in the number of vessels operating in international markets and due to higher utilization and average day rates on the deepwater class of vessels.

International-based vessel operating profit for the quarter and nine-month period ended December 31, 2004 decreased 3% and 19%, respectively, as compared to the same periods in fiscal 2004 due to increases in international crew costs and fuel, lube and supplies, and depreciation expense resulting from an increase in the number of vessels operating in the international market.

Current quarter international-based vessel revenues increased approximately 7% as compared to the previous quarter due to an increase in the number of vessels operating internationally and due to higher utilization and average day rates on the company’s deepwater vessels, towing supply/supply vessels and crewboats. International-based vessel operating profit for the current quarter increased 26% as compared to the previous quarter due to higher revenues resulting from increased utilization and average day rates.

Gain on sales of assets for the nine-month period ended December 31, 2004 increased notably as compared to the same period in fiscal 2004 due to an increase in the number of vessels sold.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and, as such, do not include vessels withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter and nine months ended December 31, 2004 and 2003 and the quarter ended September 30, 2004:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
	2004(A)	2003	2004(A)	2003	2004(A)
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	91.7%	89.1	85.9	80.5	94.1
Towing-supply/supply	57.6	21.9	54.3	22.2	54.6
Crew/utility	77.1	71.8	74.8	73.2	80.3
Offshore tugs	24.6	43.7	27.7	38.2	29.3
Total	57.2%	34.9	55.1	34.3	57.4
International-based fleet:
Deepwater vessels	91.8%	82.3	84.4	80.4	87.9
Towing-supply/supply	72.2	69.3	69.8	70.6	68.5
Crew/utility	77.0	74.3	75.4	74.0	74.0
Offshore tugs	62.2	69.8	64.9	66.7	68.3
Other	45.4	42.3	50.1	43.7	49.4
Total	72.8%	70.0	70.9	70.1	70.6
Worldwide fleet:
Deepwater vessels	91.8%	83.6	84.6	80.4	89.0
Towing-supply/supply	69.3	50.6	66.7	51.2	65.7
Crew/utility	77.0	73.5	75.2	73.7	75.6
Offshore tugs	50.8	59.9	52.2	56.0	55.6
Other	45.4	42.3	50.1	43.7	49.4
Total	69.5%	57.8	67.4	57.4	67.7

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$13,289	12,328	12,823	12,719	12,577
Towing-supply/supply	6,194	5,763	5,860	5,770	5,794
Crew/utility	3,477	2,897	3,287	2,868	3,357
Offshore tugs	7,388	6,089	7,444	6,764	7,566
Total	$6,136	5,553	5,924	5,565	5,909
International-based fleet:
Deepwater vessels	$12,553	12,481	12,338	11,975	11,847
Towing-supply/supply	6,288	6,286	6,183	6,427	6,202
Crew/utility	2,950	3,040	2,845	3,039	2,742
Offshore tugs	4,347	4,590	4,430	4,546	4.559
Other	1,201	1,820	1,361	1,622	1,262
Total	$6,064	5,937	5,892	5,950	5,874
Worldwide fleet:
Deepwater vessels	$12,648	12,454	12,417	12,119	11,959
Towing-supply/supply	6,273	6,196	6,130	6,313	6,134
Crew/utility	3,073	2,999	2,956	2,984	2,904
Offshore tugs	4,793	5,003	4,974	5,114	5,074
Other	1,201	1,820	1,361	1,622	1,262
Total	$6,076	5,856	5,898	5,868	5,881

(A)	Effective April 1, 2004, the company does not include in its utilization statistics the domestic-based towing supply/supply vessels determined impaired in March 2004. Had the impaired vessels been included in the company’s utilization statistics for the quarter and nine-month period ended December 31, 2004 and the quarter ended September 30, 2004, domestic-based towing supply/supply utilization would have been 21.5%, 20.9% and 21.0%, respectively. Statistical information is included on one of the 83 supply vessels determined impaired as this vessel is presently fulfilling a short-term charter hire agreement. When the vessel’s regulatory drydocking comes due (over the next year) the vessel will be stacked and included with the other vessels to be sold or scrapped.

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31, 2004 and 2003 and for the quarter ended September 30, 2004:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
	2004(A)	2003	2004(A)	2003	2004(A)
Domestic-based fleet:
Deepwater vessels	5	7	6	7	6
Towing-supply/supply	48	124	50	125	50
Crew/utility	19	28	21	29	20
Offshore tugs	18	23	20	23	19

Total	90	182	97	184	95

International-based fleet:
Deepwater vessels	32	30	31	29	31
Towing-supply/supply	198	189	197	188	198
Crew/utility	64	64	63	61	63
Offshore tugs	41	38	40	38	40
Other	12	18	12	19	12

Total	347	339	343	335	344

Owned or chartered vessels included in marine revenues	437	521	440	519	439
Vessels held for sale	99	25	97	25	96
Joint-venture and other	31	30	31	30	31

Total	567	576	568	574	566

(A)	Included in the Vessel held for sale count for the quarter and nine-month period ended December 31, 2004 are the domestic-based towing supply/supply vessels determined impaired in March 2004. The majority of the impaired vessels were removed from the active domestic towing supply/supply vessel count effective April 1, 2004 and are currently being held for sale or scrapping. One of the 83 impaired vessels is currently fulfilling a short-term charter hire agreement and accordingly is included in the active domestic towing supply/supply vessel count until the current charter hire agreement ends and the regulatory drydocking comes due, at which time the vessel will be removed from the active fleet and included along with the other vessels to be sold or scrapped.

During the nine months ended December 31, 2004, the company purchased three anchor handling towing supply vessels and took delivery of three newly-constructed anchor handling towing supply vessels, one platform supply vessel and two crewboats. Also during this period, the company sold four anchor handling towing supply vessels, three offshore tugs, eight crewboats and one other type vessel.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and nine-month periods ended December 31, 2004 and 2003 and for the quarter ended September 30, 2004 were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2004	2003	2004	2003	2004
Personnel	$10,674	10,011	31,630	29,703	10,304
Office and property	3,252	3,081	9,437	9,298	3,240
Sales and marketing	1,334	1,235	3,611	3,366	1,208
Professional services	1,902	1,086	5,072	3,911	1,548
Other	1,579	1,724	4,295	4,365	1,402

	$18,741	17,137	54,045	50,643	17,702

General and administrative expenses for the quarter and nine-month period ended December 31, 2004 and the previous quarter were higher than the same periods in fiscal 2004 due to the amortization of restricted stock granted on March 30, 2004, an improved international business environment and costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any period are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with an available line of credit, provides the company, in management’s opinion, with adequate resources to satisfy current financing requirements. At December 31, 2004, $220 million of the company’s $295 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $.15 per quarter per common share, is subject to declaration by the Board of Directors.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2004, net cash from operating activities increased approximately 11% over the same period in fiscal 2004 primarily as a result of cash provided by net changes in working capital items.

Investing Activities

Investing activities for the nine months ended December 31, 2004 used $139.6 million of cash, which is net of $14.4 million of proceeds from the sale of assets. Additions to properties and equipment was comprised of approximately $21.3 million in capitalized major repair costs, $.5 million for vessel enhancements, $93.7 million for the construction of offshore marine vessels and $38.4 million for the acquisition of three vessels. Investing activities for the nine months ended December 31, 2003 used $247.5 million of cash, which is net of $8.2 million from proceeds from the sale of assets. Additions to properties and equipment was comprised of approximately $17.4 million in capitalized major repair costs, $.3 million in vessel enhancements, $.9 million in other properties and equipment purchases, $159.3 million for the construction of offshore marine vessels and $77.8 million for the purchase of 27 ENSCO vessels on April 1, 2003.

Financing Activities

Financing activities for the nine months ended December 31, 2004 provided $27.4 million of cash, which included $90 million of credit facility borrowings and $4.1 million from the issuance of common stock. This was offset primarily by repayments of debt of $40 million and $25.7 million of cash used for quarterly cash dividends of $.15 per share. Financing activities for the nine months ended December 31, 2003 provided $145.8 million of cash, which included $300 million of privately placed senior unsecured debt borrowings, a $100 million term loan placed with a group of banks primarily to finance the purchase of the ENSCO vessels, $36 million of borrowings from the company’s original revolving and term loan agreement and $10 million of borrowings from the company’s new $295 million revolving credit agreement. Borrowings were offset primarily by repayments of debt of $275 million, which consists of the payoff of the $100 million term loan and the payoff of $175 million of outstanding debt under the company’s original revolving and term loan agreement and $25.5 million of cash used for quarterly cash dividends of $.15 per share.

Vessel Construction and Acquisition Expenditures

The company is currently constructing four large anchor handling towing supply vessels, which are capable of working in most deepwater markets of the world. A shipyard in China is constructing the four vessels whose scheduled deliveries have been substantially delayed. The shipbuilder has advised the company to expect the four vessels to be delivered throughout calendar year 2005. The total estimated cost for the vessels is approximately $151.1 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of December 31, 2004, $132.6 million has been expended on the vessels. The shipbuilder to date has delivered one anchor handling towing supply vessel in August 2004 for a total cost of $35 million. The vessel is currently being outfitted by a second shipyard and is available for service in January 2005.

The company is also constructing seven anchor handling towing supply vessels varying in size from 5,500 brake horsepower (BHP) to 9,000 BHP. Two international shipyards will each construct two vessels while a third international shipyard will construct three vessels. Scheduled delivery for the seven vessels began in January 2005 with the last vessel delivered in November 2005. As of December 31, 2004, $57.1 million has been expended on the vessels of the total $93.2 million commitment cost.

The company is committed to the construction of one 220-foot supply vessel for approximately $11.4 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the vessel, which is intermediate in size and technically capable of working in certain deepwater markets; however, this vessel is being constructed in order to replace older supply vessels. Scheduled delivery of the vessel is expected in January 2006. As of December 31, 2004, $.7 million has been expended on this vessel.

The company is also committed to the construction of two 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel for an approximate total cost of $13.7 million. The two crewboats are being constructed by one U.S. shipyard. The first vessel is scheduled for delivery in February 2005 and the second in April 2005. As of December 31, 2004, $1.2 million has been expended on the two vessels.

The company also entered into an agreement with a shipyard in Holland to construct five water jet crewboats for an approximate total cost of $5.2 million. The first vessel is expected to be delivered in February 2005 with final delivery of the last vessel in June 2005. As of December 31, 2004, $1.6 million has been expended on these vessels.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of December 31, 2004:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 12/31/04	Number of Vessels	Total Cost Commitment	Expended Through 12/31/04
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	4	$151,094	$132,569
Replacement Fleet:
Anchor handling towing supply	—	—	—	7	$93,233	$57,144
Platform Supply Vessels	1	$11,443	$681	—	—	—
Crewboats:
Crewboats – 175-foot	2	$13,682	$1,233	—	—	—
Crewboats – Water Jet	—	—	—	5	$5,179	$1,577

Totals	3	$25,125	$1,914	16	$249,506	$191,290

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $274.6 million of capital commitments for vessels currently under construction the company has expended $193.2 million as of December 31, 2004.

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and nine-month period ended December 31, 2004, was approximately $1.7 million and $4.7 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2004 was approximately $2.6 million and $7.8 million, respectively.

Other Liquidity Matters

While the company has not formally committed to any future new build vessel contracts at the present time other than what has been discussed in the “Vessel Construction and Acquisition Expenditures” section above and barring any future acquisitions of existing companies or newly constructed equipment, the company anticipates over the next several years continuing its vessel building program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will ultimately need to be replaced. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund over the next few years significant capital expenditures, primarily relating to the continuing replacement of the company’s international anchor handling towing supply vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to maintain the existing fleet and continue its vessel building program.

At the conclusion of its examination of the company’s income tax returns covering fiscal 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI).

The company expects to receive shortly a final assessment of additional taxes from the IRS’s earlier examination of the company’s income tax returns for fiscal 1999 and 2000. It is anticipated that when received such assessment will also disallow all deductions related to the company’s FSC resulting in an assessment of an additional $1.85 million of income tax.

The company also has additional ongoing examinations by state and foreign tax authorities.

The company does not believe that the results of these examinations will have a material adverse affect on the company’s financial position or results of operations.

Goodwill

The company tests goodwill impairment annually at a reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its domestic and international operations.

The company performed its annual impairment test as of December 31, 2004, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2004, filed with the Securities and Exchange Commission on April 21, 2004. Goodwill as of December 31, 2004 and 2003 is $328.8 million.

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

Impairment of Long-Lived Assets

The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

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

At December 31, 2004, the company had $375 million of debt outstanding of which $75 million represents unsecured borrowings from the company’s revolving credit facility. The fair market value of the borrowings under the revolving credit facility approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.48 to 3.48 percent. Monies were borrowed under the revolving credit facility to help finance the company’s new-build program previously disclosed. A one percentage point change in the market interest rate on the $75 million of borrowings from the company’s revolving credit facility at December 31, 2004 would change the company’s interest costs by $.8 million annually. The remaining $300 million represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be paid off anytime before maturity. The average interest rate on the notes sold is 4.35%. The fair value of this debt at December 31, 2004 is estimated to be approximately $290 million.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The company had no spot contracts or forward derivative financial instruments outstanding as of December 31, 2004.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 24 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated October 12, 2004 reported that the company issued a press release announcing that the “American Jobs Creation Act of 2004” could have a significant positive effect on the company’s future earnings and cash flow.

C.	The company’s report on Form 8-K dated October 21, 2004 reported that the company issued a press release reporting the company’s results of operations for the quarter and six-month period ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: January 28, 2005	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: January 28, 2005	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: January 28, 2005	/s/ Joseph M. Bennett
Joseph M. Bennett
Vice President and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number
10.1	Summary of Cash Compensation Arrangements With Directors as of February 1, 2005.

10.2	Tidewater Inc. 1998 Employee Restricted Stock Plan.

10.3	Form of Agreement for Award of Restricted Stock to Employee Under the Tidewater Inc. 1998 Employee Restricted Stock Plan.

10.4	Form of Agreement for Award of Stock Option and Restricted Stock to Employee under Tidewater Inc. Amended and Restated 1992 Stock Option and Restricted Stock Plan dated July 27, 2000, Tidewater Inc. Amended and Restated 1997 Stock Option and Restricted Stock Plan dated July 27, 2000, and Tidewater Inc. 2001 Stock Incentive Plan dated July 27, 2001.

10.5	Form of Agreement for Award of Stock Option to Director under Tidewater Inc. Amended and Restated 1992 Stock Option and Restricted Stock Plan dated July 27, 2000, Tidewater Inc. Amended and Restated 1997 Stock Option and Restricted Stock Plan dated July 27, 2000, and Tidewater Inc. 2001 Stock Incentive Plan dated July 27, 2001.

15	Letter re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.