Form 10-K
period 2005-03-31
TIDEWATER INC
filed 2005-06-14
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2005

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2004, was approximately $1,845,203,244 based upon the last sales price reported for such date. Excluded from the calculation of market value are 3,487,748 shares held by the Registrant’s grantor stock ownership trust.

57,518,433 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 8, 2005. Excluded from the calculation of shares outstanding at April 8, 2005 are 3,199,798 shares held by the Registrant’s grantor stock ownership trust. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders are incorporated into Part III of this report.

Forward-looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications which may make some of our vessels technologically obsolete for certain customer projects or in certain markets; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

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

With a fleet of over 560 vessels, the company operates (either through its consolidated subsidiaries or joint-ventures in which it participates), and has a leading market share, in most of the world’s significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

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

Business Highlights

On March 14, 2005, the company announced it had entered into a letter of intent to sell up to six of its KMAR 404 type of anchor handling towing supply vessels for a total amount of $202.0 million. The transaction calls for multiple closings throughout calendar year 2005 on five vessels as they end existing charters. The sixth vessel will be sold in 2005 if certain conditions are met. Culmination of the sale, which would result in a reported gain of approximately $80.0 million, is subject to buyer’s inspection of the vessels and securing adequate financing by April 1, 2005. At April 1, 2005, the buyer notified Tidewater that it did not satisfy one of the conditions of the sale, but still intended to continue its efforts to complete the transaction and enter into a definitive agreement at the price and terms previously agreed. Tidewater informed that buyer that it would continue discussing the sale of the six KMAR vessels on a non-exclusive basis but will also evaluate offers from third parties, should any be made.

Certain provisions of the American Jobs Creation Act of 2004 (the Act), effective for the company as of April 1, 2005, afford the company the ability to omit recording deferred tax assets or liabilities on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. The company currently believes this position will apply to earnings of these entities for the foreseeable future. Consistent with that belief, the company has, effective March 31, 2005, reversed all previously recorded deferred tax assets and liabilities related to timing differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings are now anticipated to be indefinitely reinvested abroad. The result of this reversal of previously recorded deferred tax assets and liabilities was approximately $31.8 million and it was recorded as a reduction of income tax expense in the fourth quarter of fiscal 2005.

Prior to the April 1, 2005 effective date of the Act, the company had provided income taxes at the U.S. statutory rate on generally all profits of the company generated from both U.S. and international operations. Effective April 1, 2005 income taxes on earnings generated in the U.S. will be provided for at the U.S. statutory income tax rate and the company earnings generated from international operations which we expect to be permanently invested abroad will be provided at the tax rates of the respective countries where the profits are generated. Generally, these international tax rates are significantly less than the U.S. statutory income tax rate; therefore, the company’s consolidated effective tax rate should be significantly lower post April 1, 2005 than what the company has historically experienced. The company’s consolidated effective tax rate in the future could be more volatile as a result of changing profit levels from the various countries in which the company operates.

In late March 2004, the company concluded based on mounting extrinsic evidence that low drilling activity levels in the Gulf of Mexico due to a prolonged weakness in the domestic market could possibly persist for a period of time. In March 2004, the company’s management performed a review of the recoverability of the values of its Gulf of Mexico operating assets and recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) relating to 83 older Gulf of Mexico supply vessels that had been “cold stacked” for as long as several years and were viewed as unlikely to return to active service. The impairment charge was taken to adjust the carrying value of these assets to fair value at March 31, 2004. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements.

On July 8, 2003, the company completed the issuance and funding of $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired anytime before maturity without penalty. The average interest rate on the notes sold to private institutional investors is 4.35%. The terms of the notes limit the amount of company debt, and the company’s debt to total capitalization ratio cannot exceed 55%. The note proceeds were used to refinance a then-existing $245.0 million debt outstanding, with the balance of the proceeds used to fund capital expenditures.

On April 1, 2003, the company paid $79.0 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The mix of vessels the company acquired consists of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with this acquisition, it was agreed that, for a period of two years (expiring on April 1, 2005) and subject to satisfactory performance, the company would provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates charged under the arrangement were based upon predetermined pricing criteria. This original agreement expired on March 31, 2005, but a one year extension under similar terms has been agreed to. The acquisition enhances the competitive posture of the company in providing anchor handling and towing-supply services in the Gulf of Mexico.

Five years have passed since the company embarked on its aggressive deepwater new-build vessel construction and deepwater vessel acquisition program which facilitated the company’s entrance into the deepwater markets of the world. In that time, the company committed $731.4 million for the purchase or construction of 33 large deepwater vessels, of which $717.0 million has been expended through March 31, 2005. Twenty-nine of these deepwater vessels, of which 11 were acquired and 18 were newly-built, have been delivered, crewed and are working under contracts of varied terms while a thirtieth deepwater vessel is currently being modified and outfitted in preparation for a long-term contract, which will begin in August 2005. During fiscal 2002, the company initiated a replacement program for its U.S.-flagged supply boats in tandem with its deepwater vessel program. In fiscal 2004, it expanded this program to include the replacement of International-flagged towing supply vessels, and committed an additional $379.4 million, of which $347.2 million has been expended through March 31, 2005, for the construction of 24 supply vessels and the purchase of seven supply vessels. Three replacement towing supply vessels were delivered to the company during fiscal 2003, nine were delivered in fiscal 2004 and six were delivered in fiscal 2005. Scheduled delivery of the remaining six replacement vessels will begin in May 2005 with the final vessel delivered in January 2006. The six stretched platform supply vessels acquired from ENSCO on April 1, 2003 discussed above helped accelerate the company’s domestic fleet replacement program.

The company is also engaged in a crewboat expansion program that began in fiscal 2002 when the company acquired 11 existing crewboats and committed to the construction of 24 additional crewboats. Eighteen of the newly-built crewboats have been delivered to the market through fiscal 2005. The company committed $138.3 million for the acquisition or construction of these vessels, of which $126.1 million has been expended through March 31, 2005. Scheduled delivery of the remaining six vessels under construction is expected to run from May 2005 through November 2005. Eighteen of the vessels are large traditional crewboats, nine are smaller water jet craft while eight are state-of-the-art, fast, crew/supply vessels. The acquisition and construction of these vessels has allowed the company to meet its customers’ demand for crewboats. Crewboats typically maintain higher utilization rates and have lower maintenance costs than supply vessels. In addition, the crewboat market has fewer competitors as compared to the supply vessel market.

The expansion programs were initiated with the intent of strengthening the company’s leading presence in all major oil and gas producing regions of the world through the replacement of the company’s core fleet with fewer, larger and more efficient vessels. In order to avoid potential overcapacity in our markets that could be created through the addition of the vessels discussed above, the company sold, primarily to buyers who operate outside of our industry, and/or scrapped 69 vessels between April 2002 and March 2005.

To date, the company has funded all of its vessel commitment programs from current cash balances, operating cash flow, and funds provided by its $300 million senior unsecured notes and its revolving credit facility. At March 31, 2005, the company had 15 vessels under construction for a total capital commitment of $203.1 million, of which the company has already expended $147.6 million. A full discussion of each event including capital commitments and scheduled delivery dates is disclosed in the “Vessel Construction Programs and Acquisitions” and “Vessel Dispositions” section of Item 7 and Note 9 of Notes to Consolidated Financial Statements.

Areas of Operation

The company’s fleet is deployed in the major offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. Gulf of Mexico, the North Sea, the Persian Gulf, the Caspian Sea, and areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, Venezuela and West Africa. The company conducts its operations through wholly-owned subsidiaries and joint ventures. Information concerning revenues and operating profit derived from domestic and international marine operations and domestic and international total marine assets for each of the fiscal years ended March 31 are summarized below:

(In thousands)	2005	2004	2003
Revenues:
Vessel operations:
United States	$118,288	125,344	103,368
International	537,238	500,604	521,187
Other marine operations	36,624	26,682	11,268

	$692,150	652,630	635,823

Operating profit (loss):
Vessel operations:
United States	$2,022	(17,715)	(15,380)
International	95,383	96,316	138,945
Impairment of long-lived assets	(1,733)	(26,456)	—
Gain on sales of assets	11,977	7,075	6,162
Other marine operations	6,623	4,623	4,168

	$114,272	63,843	133,895

Total marine assets:
United States	$532,097	569,841	478,093
International	1,542,996	1,389,541	1,281,031

Total marine assets	$2,075,093	1,959,382	1,759,124

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

Deepwater Vessels. This is the company’s newest class of vessels, which are often referred to as North Sea-type vessels. Included in this class are large platform supply vessels and large, high-horsepower (generally greater than 10,000 horsepower) anchor handling towing supply vessels. This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate offshore drilling rigs, platforms and other installations. Platform supply vessels, which have large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work. The anchor handling towing supply vessels are equipped for and are capable of towing drilling rigs and other marine equipment, as well as setting anchors for positioning and mooring drilling rigs.

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

	Year Ended March 31,
	2005	2004	2003
Deepwater vessels	22.3%	20.5%	17.5%
Towing-supply/supply	57.7%	57.6%	61.6%
Crew/utility	10.7%	9.8%	9.2%
Offshore tugs	8.8%	11.3%	11.0%
Other.	0.5%	0.8%	0.7%

Shipyard Operations

Quality Shipyards, LLC, a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. While the shipyard performs some work for outside customers, the majority of its business relates to the construction, repair and modification of the company’s own vessels. During the last three calendar years, Quality Shipyards, LLC constructed and delivered seven platform supply vessels and is currently constructing an eighth platform supply vessel for the company. Four of the vessels were large, deepwater platform supply vessels and the remaining four are 220-foot next generation supply vessels. Three of the deepwater vessels were delivered to the market throughout calendar year 2002 while the fourth vessel was delivered in March 2003. Three of the next generation supply vessels were delivered during fiscal 2004 while the fourth vessel is expected to be delivered in fiscal 2006.

International Operations

A significant portion of the company’s operations are conducted in international countries. Revenues from international operations as a percentage of the company’s total revenues were 80%, 78% and 83% during fiscal 2005, 2004 and 2003, respectively. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, the ability to recruit and retain management for overseas operations, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company.

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

The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates and competition is intense. During the prolonged downturn in the Gulf of Mexico market, which began during calendar year 2001, the company made a strategic decision to attempt to maintain high day rates at the expense of lower utilization. During that time, the majority of the company’s competitors in the Gulf of Mexico elected to charge lower day rates and maintain a higher utilizations level for their vessels. Lower utilization of the company’s Gulf of Mexico supply vessel fleet resulted in the company “cold stacking” approximately 70% of its domestic supply vessel fleet. In March 2004, the company recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) on 83 older supply vessels that were cold stacked as long as several years and viewed as unlikely to return to active service. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements. Certain customers of the company own and operate vessels to service certain of their offshore activities.

The company’s diverse, mobile asset base, and the geographic distribution of its assets, enable it to respond to changes in market conditions and provide a broad range of vessel services to its customers throughout the world. Management believes that the company has a significant competitive advantage because of the size, diversity and geographic distribution of its vessel fleet, the company’s financial condition and economies of scale.

The company’s principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Over the last several years, consolidation of exploration, development and production companies has occurred which has, and will continue to have, an impact on the company’s global operations. Although one customer accounted for 13.2% and a second customer 10.2% of revenues during the year ended March 31, 2005, the five largest customers accounted for approximately 38.6% of its revenues. The company does not consider its operations dependent on any single customer.

Regulatory Matters

The company is subject to various statutes and regulations governing the operation and maintenance of its vessels. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company would not be permitted to engage in U.S. coastwise trade if more than 25% of the company’s outstanding stock was owned by non-U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 5.44% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2005.

The company’s vessels are subject to various statutes and regulations governing their operation. The laws of the United States provide that once a vessel is registered under a flag other than the United States, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flag vessels must be operated abroad, and if the company is not able to continue to secure charters abroad for such vessels, and work would otherwise have been available for such vessels in the United States, its operations would be adversely affected. Of the total 563 vessels owned or operated by the company at March 31, 2005, 336 were registered under flags other than the United States and 227 were registered under the U.S. flag.

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

Employees

As of March 31, 2005, the company had approximately 7,150 employees worldwide. The company considers relations with its employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. For the past few years, the company has been a target of a union organizing campaign for the U.S. Gulf of Mexico employees by maritime labor unions. These union organizing efforts have recently abated, although the threat has not been completely eliminated. If the Gulf employees were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any litigation that, in the opinion of management, is likely to have a material adverse effect on the company’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Dean E. Taylor	56

Chairman of the Board of Directors since 2003. Chief Executive Officer since March 2002. President since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Cliffe F. Laborde	53	Executive Vice President since 2000. Senior Vice President from 1992 to 2000. General Counsel since 1992.

Stephen W. Dick	55	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.

J. Keith Lousteau	57	Chief Financial Officer since 2000. Executive Vice President since 2003. Senior Vice President from 2000 to 2003. Vice President from 1987 to 2000. Treasurer since 1987.

There are no family relationships between the directors or executive officers of the company. The company’s officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The company’s common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 2005, there were approximately 1,463 record holders of the company’s common stock, based upon the record holder list maintained by the company’s stock transfer agent. The following table sets forth the high and low closing sale prices of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

Fiscal Year	Quarter	High	Low	Dividend
2005	First	$30.05	$25.74	$.15
	Second	33.50	26.90	.15
	Third	36.45	29.61	.15
	Fourth	42.84	33.39	.15

2004	First	$34.29	$26.46	$.15
	Second	29.37	25.58	.15
	Third	30.87	26.02	.15
	Fourth	34.22	27.35	.15

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

Years Ended March 31 (In thousands, except ratio and per share amounts)	2005(2)	2004(3)	2003	2002	2001(4)
Revenues:
Vessel revenues	$655,526	625,948	624,555	715,361	583,931
Other marine revenues	36,624	26,682	11,268	13,668	32,748

	$692,150	652,630	635,823	729,029	616,679

Net earnings	$101,339	41,662	88,630	136,159	86,143

Earnings per common share (1)	$1.78	.73	1.57	2.41	1.53

Total assets	$2,213,173	2,081,790	1,849,578	1,669,370	1,505,492

Long-term debt	$380,000	325,000	139,000	54,000	—

Working capital	$135,714	152,585	141,225	152,891	205,000

Current ratio	2.47	3.12	2.95	3.07	3.45

Cash dividends declared per common share	$.60	.60	.60	.60	.60

(1)	All per share amounts were computed on a diluted basis.

(2)

In March 2005, the company recorded a tax benefit of $31.8 million ($0.56 per share) to reverse previously recorded deferred tax assets and liabilities no longer required as a result of the American Jobs Creation Act of 2004 (for a full discussion see note 4 of Notes to Consolidated Financial Statements).

(3)

In March 2004, the company recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) on 83 older Gulf of Mexico supply vessels. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements.

(4)

During fiscal 2001, the company amortized goodwill in accordance with Accounting Principles Board Opinion No. 17. The company ceased amortizing goodwill effective fiscal 2002 in accordance with Statement of Financial Accounting Standard No. 142. Goodwill amortization expense for fiscal 2001 was $9.2 million or $0.11 per share after tax. A discussion about goodwill appears in Item 7 and Note 1 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications which may make some of our vessels technologically obsolete for certain customer projects or in certain markets; acts of terrorism; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

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

Certain provisions of the American Jobs Creation Act of 2004 (the Act), effective for the company as of April 1, 2005, afford the company the ability to omit recording deferred tax assets or liabilities on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. The company currently believes this position will apply to earnings of these entities for the foreseeable future. Consistent with that belief, the company has, effective March 31, 2005, reversed all previously recorded deferred tax assets and liabilities related to timing differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings are now anticipated to be indefinitely reinvested abroad. The result of this reversal of previously recorded deferred tax assets and liabilities was approximately $31.8 million and it was recorded as a reduction of income tax expense in the fourth quarter of fiscal 2005.

Prior to the April 1, 2005 effective date of the Act, the company had provided income taxes at the U.S. statutory rate on generally all profits of the company generated from both U.S. and international operations. Effective April 1, 2005 income taxes on earnings generated in the U.S. will be provided for at the U.S. statutory income tax rate and the company earnings generated from international operations which we expect to be permanently invested abroad will be provided at the tax rates of the respective countries where the profits are generated. Generally, these international tax rates are significantly less than the U.S. statutory income tax rate; therefore, the company’s consolidated effective tax rate should be significantly lower post April 1, 2005 than what the company has historically experienced. The company’s consolidated effective tax rate in the future could be more volatile as a result of changing profit levels from the various countries in which the company operates.

Fiscal 2005 domestic results of operations posted an operating profit for the first time since fiscal 2002. The company’s domestic-based operating profit increased $19.7 million from the prior fiscal year despite earning approximately 6% lower revenues during the current fiscal year due to lower domestic fleet operating costs as the domestic fleet size was reduced through vessel sales and the redeployment of vessels to international markets with better opportunities. Lower operating costs coupled with improved vessel utilization and average dayrates resulted in the increase in operating profits from the prior fiscal year.

The company’s international results of operations are primarily dependent on the demand and supply relationship for crude oil. Although the company’s fiscal 2005 international revenues increased approximately 7% as compared to fiscal 2004, it experienced a slight decline in fiscal 2005 international-based operating profit from fiscal 2004 levels reflecting an increase in vessel operating costs and depreciation expense as the number of vessels operating in the international markets increased.

Fiscal 2005 witnessed the delivery of 12 newly-constructed vessels, which consisted of seven anchor handling towing supply vessels, four crewboats and one platform supply vessel. The company also purchased three anchor handling towing supply vessels and one platform supply vessel during fiscal 2005. Two of the newly constructed anchor handlers are deepwater class vessels. The remaining newly-built anchor handlers and platform supply vessels along with the four purchased supply vessels expanded the company’s core vessel fleet. To date, the company has funded all of its vessel commitment programs from current cash balances, operating cash flow, and funds provided by its $300 million senior unsecured notes and its revolving credit facility.

Vessel Construction Programs and Acquisitions

The company currently has under construction three large anchor handling towing supply vessels that are capable of working in most deepwater markets of the world. A Chinese shipyard is constructing the vessels and scheduled deliveries have been substantially delayed. The shipbuilder has advised the company to expect, and the company expects, the three vessels to be delivered throughout the remainder of calendar year 2005. The total estimated cost for the vessels is approximately $115.6 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of March 31, 2005, $101.2 million has been expended on the vessels.

The company is also constructing five anchor handling towing supply vessels varying in size from 6,500 brake horsepower (BHP) to 8,000 BHP. Two international shipyards are each constructing two vessels while a third international shipyard is constructing one vessel. Scheduled delivery for the five vessels will begin in May 2005, with the last vessel scheduled for delivery in November 2005. As of March 31, 2005, $40.2 million has been expended on the vessels of the total $64.1 million commitment cost.

The company is committed to the construction of one 220-foot, intermediate size supply vessel for approximately $11.3 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the vessel. Although capable of working in certain deepwater markets, this vessel will replace older supply vessels. Scheduled delivery of the vessel is expected in January 2006. As of March 31, 2005, $3.0 million has been expended on this vessel.

The company is also committed to the construction of one 175-foot, state-of-the-art, fast, crew/supply boat and five water jet crewboats for an approximate total cost of $12.1 million. A U.S. shipyard is constructing the 175-foot crewboat, while a shipyard in Holland is constructing the five water jet crew boats. Scheduled delivery of the 175-foot crewboat is expected in May 2005. The five water jet crewboats are expected to be delivered between May 2005 and November 2005. As of March 31, 2005, $3.3 million has been expended on the six crewboats.

The table below summarizes the various vessel commitments by vessel class and type as of March 31, 2005:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 3/31/05	Number of Vessels	Total Cost Commitment	Expended Through 3/31/05
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	3	$115,634	$101,216

Replacement Fleet:
Anchor handling towing supply	—	—	—	5	$64,084	$40,180
Platform supply vessels	1	$11,276	$2,968	—	—	—

Crewboats:
Crewboats – 175-foot	1	$6,830	$711	—	—	—
Crewboats – Water jets	—	—	—	5	$5,299	$2,547

Totals	2	$18,106	$3,679	13	$185,017	$143,943

While the company does not have any other commitments for new-build vessel contracts other than what is discussed above, the company anticipates that over the next several years, it will continue its vessel building and/or new vessel acquisition program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will need to be replaced within the next several years. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund over the next few years significant capital expenditures, primarily relating to the continuing replacement of the company’s international anchor handling towing supply vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to maintain the existing fleet and continue its vessel building and acquisition program.

During fiscal 2005, the company took delivery of two deepwater anchor handling towing supply vessels and five anchor handling towing supply vessels varying in size from 6,500 brake horsepower (BHP) to 8,000 BHP. A shipyard in China constructed the two deepwater anchor handling towing supply vessels, with a BHP in excess of 25,000, for an approximate cost of $68.6 million. The first China built deepwater vessel was delivered during the second quarter of fiscal 2005. The second deepwater anchor handler was delivered in March 2005 and is currently being modified and outfitted by a second shipyard in preparation for a long-term contract which will begin in August 2005. All five of the anchor handling towing supply vessels were built by international shipyards for an approximate total cost of $74.8 million.

The company also took delivery of one platform supply vessels, three 175-foot crewboats and one water jet crewboat during fiscal 2005 for an approximate total cost of $32.4 million. A U.S. shipyard constructed the platform supply vessel while a different U.S. shipyard built the three 175-foot state-of-the-art, fast, crew/supply boats. A shipyard in Holland built the water jet crewboat. The platform supply vessel was built in order to replace older supply vessels and is intermediate in size and technically capable of working in certain deepwater markets. Also during fiscal 2005, the company purchased three 5,500 to 6,500 BHP anchor handling towing supply vessels for approximately $39.6 million and one platform supply vessel for approximately $16.3 million.

On April 1, 2003, the company paid $79.0 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The mix of vessels the company acquired consisted of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with the acquisition of the vessels, it was agreed that, for a two year period and subject to satisfactory performance, the company would provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates charged under the arrangement were based upon predetermined pricing criteria. This original agreement expired on March 31, 2005, but a one year extension under similar terms has been agreed to. The acquisition enhances the competitive posture of the company in providing anchor handling and towing-supply services in the Gulf of Mexico.

During fiscal 2004, the company took delivery of two large, platform supply vessels (one constructed by a Brazilian shipyard and the other by a shipyard in the Far East). The company also took delivery of nine next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $133.2 million. The company’s shipyard, Quality Shipyard, LLC, constructed three of the next generation supply vessels and two other U.S. shipyards constructed the remaining six vessels. Although the nine vessels are intermediate in size and are technically capable of working in certain deepwater markets they were constructed to replace older supply vessels. Also during fiscal 2004, the company purchased two 5,500 BHP anchor handling towing supply vessel for approximately $24.4 million, purchased one offshore tug for approximately $4.3 million and took delivery of three water jet crewboats that were constructed in Holland for approximately $2.7 million.

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

During fiscal 2003, the company constructed and delivered to the market, for an approximate total cost of $10.3 million, two of four crewboats whose construction contracts the company assumed from Crewboats, Inc., a privately held, leading independent provider of crewboat services in the Gulf of Mexico during fiscal 2002. The remaining two crewboats were delivered during the first and second quarter of fiscal 2004 for an approximate cost of $10.6 million.

Also in fiscal 2003, the company delivered to the market for an approximate total cost of $6.4 million, one of four 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel for an approximate total cost of $6.4 million. The remaining three 175-foot crewboats were delivered during the first half of fiscal 2004 for an approximate cost of $19.7 million. All four vessels were constructed at a U.S. shipyard that is currently constructing one additional 175-foot, fast, crew/supply boats as discussed above.

The table below summarizes the number of vessels that have been added to the company’s fleet, excluding 27 vessels purchased from ENSCO on April 1, 2003, during fiscal 2005, 2004 and 2003 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2005	2004	2003
Deepwater vessels:
Anchor handling towing supply	2	—	—
Platform supply vessels	—	2	7

Replacement Fleet:
Anchor handling towing supply	8	2	—
Platform supply vessels	2	9	3

Crew/utility:
Crewboats	4	8	3
Offshore Tugs	—	1	—

Total number of vessels added to the fleet	16	22	13

Vessel Dispositions

On March 14, 2005, the company announced it had entered into a letter of intent to sell up to six of its KMAR 404 type of anchor handling towing supply vessels for a total amount of $202.0 million. The transaction calls for multiple closings throughout calendar year 2005 on five vessels as they end existing charters. The sixth vessel will be sold in 2005 if certain conditions are met. Culmination of the sale, which would result in a reported gain of approximately $80.0 million, is subject to buyer’s inspection of the vessels and securing adequate financing by April 1, 2005. At April 1, 2005, the buyer notified Tidewater that it did not satisfy one of the conditions of the sale, but still intended to continue its efforts to complete the transaction and enter into a definitive agreement at the price and terms previously agreed. Tidewater informed that buyer that it would continue discussing the sale of the six KMAR vessels on a non-exclusive basis but will also evaluate offers from third parties, should any be made.

During fiscal 2004, the company sold three crewboats to one of its 49%-owned unconsolidated international joint ventures for $11.8 million. The company financed the sale of all three crewboats. Under the terms of the repayment agreement, the loan is payable in 36 equal installments, which will end in December 2006, plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. The transaction resulted in a fiscal 2004 gain on sale of assets of $0.4 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $11.4 million.

The company also sold one deepwater platform supply vessel and one crewboat to the same 49%-owned unconsolidated joint venture for $18.8 million during fiscal 2003. The company financed the $16.0 million sale of the deepwater vessel, while the joint venture paid $2.8 million cash for the crewboat. The repayment agreement calls for the loan to be payable in 36 equal installments, which will end in April 2005, plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. The transactions resulted in a fiscal 2003 gain on sale of assets of $1.1 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $14.9 million.

While the company has been building or acquiring new vessels during the last few years, it also has sold and/or scrapped 69 vessels between April 2002 and March 2005. The mix of vessels disposed of includes 27 towing-supply/supply vessels, 20 crew/utility vessels, 9 offshore tugs and 13 other vessels, primarily barges.

Impairment of Long-lived Assets

During fiscal 2004, numerous marine drilling rigs exited the U.S. Gulf of Mexico despite attractive domestic oil and gas commodity pricing for an extended period of time. These departures, combined with the low activity levels of traditional Gulf of Mexico operators, left the active offshore rig count at its lowest level in ten years. By late fiscal 2004, the company concluded based on mounting extrinsic evidence that low activity levels in the Gulf of Mexico could possibly persist for a period of time. Management reviewed the recoverability of the values of its Gulf of Mexico operating assets and recorded in March 2004 a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) relating to 83 older Gulf of Mexico supply vessels. As a result of the prolonged weakness in the Gulf of Mexico drilling market, the vessels were “cold stacked” for as long as several years and were viewed as unlikely to return to service. Due to the average age of the vessels (23.5 years), outdated specifications (low horsepower and cargo capacities) relative to competing equipment, significant costs to repair and return the vessels to service (average approximately $500,000 per vessel) and an anticipation of low customer demand for the vessels in the future, the company concluded it was unlikely that these vessels would ever return to active service. Based on the determination, and in accordance with Statement of Financial Accounting Standards No. 144, the asset impairment charge noted above was taken to adjust the carrying value of the assets to fair value at March 31, 2004. The fair value of the vessels was determined based upon management’s estimate of liquidation values that could be realized in sales to unrelated purchasers and included an assumption that a significant number of the vessels (as much as 50%) may have to be scrapped. Disposal of the assets may take an extended period of time due to the vessels’ outdated specifications and depressed market conditions in the Gulf of Mexico. One of the impaired vessels was sold during fiscal 2005.

In the fourth quarter of fiscal 2005, the company reviewed, for impairment purposes, all vessels that were currently “cold stacked” and recorded a non-cash impairment charge of $1.7 million ($1.1 million after tax, or $0.02 per share) to reduce the carrying amount of 10 vessels that are unlikely to return to active service.

The company has previously disclosed that it is the subject of an informal inquiry by the Securities and Exchange Commission (SEC) related to the $26.5 million impairment charge that it recorded in its fiscal year ended March 31, 2004 that was related to 83 “cold stacked” vessels that had been used in the Gulf of Mexico. The company is in discussions with the SEC in an effort to resolve the matters raised by the inquiry. At this time, the company is unable to predict the timing or ultimate outcome of these discussions.

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

(In thousands)	2005	2004	2003
Revenues (A):
Vessel revenues:
United States	$118,288	125,344	103,368
International	537,238	500,604	521,187

	655,526	625,948	624,555
Other marine revenues	36,624	26,682	11,268

Total revenues	$692,150	652,630	635,823

Operating costs:
Vessel operating costs:
Crew costs	$226,653	213,687	195,404
Repair and maintenance	70,519	76,975	74,360
Insurance	18,568	20,638	20,743
Fuel, lube and supplies	40,329	38,309	31,099
Other	45,802	45,090	41,556

	401,871	394,699	363,162
Costs of other marine revenues	29,453	21,502	6,649

Total operating costs	$431,324	416,201	369,811

(A)	For fiscal 2005, 2004 and 2003, one customer accounted for 13.2%, 12.0% and 13.0%, respectively, of revenues while a different customer accounted for 10.2% of revenue during fiscal 2005.

Marine operating profit (loss) and other components of earnings before income taxes for the years ended March 31 consists of the following:

(In thousands)	2005	2004	2003
Vessel activity:
United States	$2,022	(17,715)	(15,380)
International	95,383	96,316	138,945

	97,405	78,601	123,565
Impairment of long-lived assets	(1,733)	(26,456)	—
Gain on sales of assets	11,977	7,075	6,162
Other marine services	6,623	4,623	4,168

Operating profit	114,272	63,843	133,895

Other income	7,589	7,634	6,343
Corporate expenses	(15,179)	(13,291)	(12,116)
Interest and other debt costs	(6,887)	(3,683)	(412)

Earnings before income taxes	$99,795	54,503	127,710

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $1.6 million of billings as of March 31, 2005, $3.1 million of billings as of March 31, 2004 and $5.6 million of billings as of March 31, 2003 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been resolved.

Comparison of Fiscal 2005 to Fiscal 2004

The company’s domestic results of operations are primarily driven by natural gas exploration and production. Persistent weakness in the natural gas drilling market in the U.S. Gulf of Mexico continues to have a negative impact on the company’s domestic results of operations during fiscal 2005; however, prospects for growth in the offshore drilling market in the Gulf of Mexico are showing promise because of several positive developments that occurred during fiscal 2005. In August 2004, the Western Gulf of Mexico lease sale received solid bids. Bids for shallow water tracts were up and high bids for deepwater tracts increased from the previous year’s sale. The Texas State Lease Sale, which was held in January 2005, is reported to have had its best showing in six years and the independent exploration and production (E&P) companies were the dominant bidders at the Central Gulf of Mexico lease sales held in March 2005. Analysts forecast that worldwide E&P expenditures will increase in calendar year 2005 due to continuing strong demand for natural resources despite historically high crude oil prices and lofty natural gas prices. A sizeable portion of the increase in capital spending is expected to be spent in North America. Industry analysts report that many companies plan on increasing their calendar year 2005 E&P budgets on deepwater activities in the Gulf of Mexico. Offshore rig demand has been strong lately and drilling activity is likely to remain high in the coming months. The E&P companies have contracted offshore drilling rigs for longer durations than in past periods due to concerns over rig availability in the domestic market. The market for offshore support vessels tightened during fiscal 2005 as drilling operators discovered that offshore vessels currently in service are in short supply. The Gulf of Mexico supply boat market still has a significant number of vessels stacked that could resume active status, but only after significant expenditures to drydock and re-certify the vessels.

On the other hand, natural gas pricing is a critical factor in E&P companies’ development of capital spending budgets. Weather has been a major driver of natural gas pricing during calendar year 2004. The latter half of calendar 2004 witnessed natural gas inventories exceeding five-year inventory averages due to mild summer and winter weather. Disappointing storage withdrawals due to the mild weather applied downward pressure on natural gas commodity prices. At the present time, the downward pricing trend appears to have reversed as inventories for natural gas began decreasing during the first quarter of calendar year 2005. Given these opposing developments, it is difficult for management to predict how domestic-based vessel demand will be affected during the upcoming quarters but is nonetheless pleased by the developing strength in the offshore drilling market.

The company’s international results of operations for fiscal 2005 benefited from higher utilization and average day rates and an increase in the number of vessels operating internationally. The company’s international results of operations are primarily dependent on the supply and demand relationship for crude oil. Industry analysts forecast that demand for crude oil will likely remain strong throughout calendar year 2005 and beyond and expect future crude oil prices to remain at attractive levels due to continuing high consumer demand, a tightening of crude inventory supplies and concerns over possible supply interruptions caused by geopolitical risk in certain members of the Organization of Petroleum Exporting Countries (OPEC) countries. During fiscal 2005, analysts estimated that profitable international offshore markets were more likely to receive notable increases in exploration and production spending in 2005 due to strong demand for crude oil and higher commodity prices for the resource. Management anticipates international vessel demand to improve along with these market conditions.

Domestic-based vessel revenues decreased approximately 6%, or $7.1 million, as compared to fiscal 2004 due to a decrease in the number of vessels operating in the domestic market resulting from the redeployment of vessels to international growth areas, an increase in vessel sales (specifically crewboats and offshore tugs) and lower utilization and average day rates on the company’s offshore tugs. Revenues generated by the towing supply/supply vessel class, the company’s major income producing vessel class in the domestic market, increased approximately 5% compared to fiscal 2004 due to a 26.6% increase in utilization and a 5% increase in average day rates.

International-based vessel revenues for fiscal 2005 increased approximately 7%, or $36.6 million, as compared to fiscal 2004 due to an increase in the number of vessels operating in international markets and due to higher utilization and average day rates on the company’s deepwater class of vessels, which contributed 56% of the increase in revenue growth for fiscal 2005 as compared to fiscal 2004. The company’s towing supply/supply vessels operating in the international markets contributed 42% to fiscal 2005’s international revenue growth as compared to the previous fiscal year.

Other marine service revenues which consist of revenues earned on the company’s shipyard operations, brokered vessel and other marine services lines of business increased approximately 37%, or $9.9 million as compared to fiscal 2004. The company’s shipyard, Quality Shipyards, LLC generated 86% of the increase, or approximately $8.5 million as they performed more third party vessel construction, repair and refurbishments during fiscal 2005 than in the prior fiscal year.

Fiscal 2005’s U.S.-based operating profit increased approximately $19.7 million as compared to fiscal 2004 due to a decrease in vessel operating costs, specifically crew costs and fuel, lube and supplies, and a reduction in depreciation expense primarily related to 83 older domestic-based towing supply/supply vessels that were determined impaired at March 31, 2004. Depreciation expense ceased on these 83 vessels when the carrying values of the vessels were written down to estimated current fair market value. The 83 vessels were determined impaired as a result of the prolonged weakness in the Gulf of Mexico drilling market and due to the vessels’ average age (23.5 years), their outdated specifications (low horsepower and cargo capacities) relative to competing equipment, the significant costs to repair and return these vessels to service (average approximately $500,000 per vessel), the anticipation of lower customer demand for the vessels in the future, and management’s conclusion that it was unlikely that the vessels would return to active service. Based on this determination, and in accordance with Statement of Financial Accounting Standards No. 144, an asset impairment charge of $26.5 million was recorded to write down the carrying value of these assets to fair value at March 31, 2004. An impairment charge of $1.7 million was recorded in fiscal 2005 to reduce the carrying amount of 10 vessels that are unlikely to return to active service.

International-based vessel operating profit was comparable to fiscal 2004 despite higher revenues due to increases in international vessel operating costs, specifically crew costs, fuel, lube and supplies, and depreciation expense resulting from an increase in the number of vessels (including vessels moved by the company from the Gulf of Mexico) operating in the international market.

Due to the level of vessel activity experienced and to a positive safety performance on a year to date basis, marine results of operations for fiscal 2005 includes $6.7 million of net insurance premium rebates as provided for in our insurance program. The company has an opportunity to obtain additional insurance premium rebates in the future should the positive safety performance continue. The company recorded $10.5 million of premium rebates during fiscal 2004.

Fiscal 2005’s gain on sales of assets increased approximately 69% compared to fiscal 2004 due to an increase in the number of vessels sold.

Comparison of Fiscal 2004 to Fiscal 2003

Fiscal 2004’s results of operations were lower than the previous fiscal year due to a weak U.S. Gulf of Mexico natural gas drilling market and to lower utilization in certain international markets, particularly West Africa and Southeast Asia. A prolonged weakness in the natural gas drilling market in the Gulf of Mexico continued to impact the company’s domestic results of operations. With the addition of several new-build vessels delivered to the domestic fleet during the fiscal 2004 and the additional vessels acquired from ENSCO on April 1, 2003, domestic-based vessel revenues increased from prior year levels, but utilization rates, especially for the company’s towing supply/supply vessels, remained at a depressed level. Strong natural gas commodity prices and tight inventory levels for the resource for the majority of fiscal 2004 did not stimulate gas drilling in the Gulf of Mexico market. The reasons for the continuing low level of offshore drilling and exploration activity were not fully known. Market analysts expected natural gas commodity prices would increase during calendar year 2004 due to the global economic recovery they believed was underway. Industry pundits predicted for some time that commodity prices for the resource would be sustainable at higher levels, which historically has been a positive indicator for increased drilling activity. Whether sustained higher natural gas prices resulted in increased drilling levels or demand for the company’s vessels in the Gulf of Mexico during the foreseeable future was uncertain.

Although the international offshore marine service industry overall benefited from high crude oil prices and strong worldwide consumer demand for oil, the company’s international results of operations for fiscal 2004 were negatively affected by lower utilization rates, particularly in the West African and Southeast Asian markets because of decreased drilling activity. Industry analysts forecasted that demand for crude oil would remain strong throughout calendar 2004 as a result of the global economic recovery that was underway and expected future crude oil prices to remain at highly attractive levels due to high consumer demand and a reduction in crude oil production output by the Organization of Petroleum Exporting Countries. International capital expenditures by the exploration and production companies for calendar year 2004 were estimated to increase by approximately 6% over calendar year 2003 levels.

Domestic-based vessel revenues increased approximately 21% as compared to fiscal 2003 primarily due to an increased number of company vessels operating in the domestic market resulting from the addition of several new-build vessels during fiscal 2004 and the acquisition of the ENSCO vessels on April 1, 2003. Although the company’s seven deepwater class of vessels operating in the Gulf contributed approximately 42% of the revenue growth for fiscal 2004 as compared to fiscal 2003, it is the company’s towing supply/supply vessel class that is the major income producing vessel class in the domestic market. The higher number of towing supply/supply vessels operating in the domestic market helped generate approximately 23% higher revenue in fiscal 2004 as compared to fiscal 2003. Utilization rates for the towing supply/supply vessels were comparable to fiscal 2003 utilization; however, average day rates declined approximately 3% during fiscal 2004. The company’s average day rates remained at high levels as compared to the average day rates experienced during the last industry downturn. Utilization rates in the U.S. Gulf of Mexico, however, remain at the lowest levels the company has experienced in over a decade due in part to management’s strategic decision to maintain higher average day rates at the expense of lower utilization and in part to a lower demand for vessels in the Gulf of Mexico. Due to the lack of demand at the higher day rate level, the company cold stacked 89 towing supply/supply vessels; all but one vessel required a drydock before returning to service. Faced with the realization that the low level of vessel demand could persist for some time, management reviewed the recoverability of the values of its Gulf of Mexico operating assets and determined that it was unlikely that 83 older supply vessels would ever return to active service due to the vessels’ average age, their outdated specifications relative to competing equipment and significant costs to repair and return these vessels to service and consequently recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) in March 2004. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements. Also, the company’s offshore tugs operating in the Gulf experienced a 15% increase in revenues during fiscal 2004 as compared to fiscal 2003 due to higher utilization as a result of an increase in construction activity, ocean barge towing and an increase in rig moving for ENSCO. In conjunction with the acquisition of ENSCO vessels, it was agreed that, for a period of two years and subject to satisfactory performance, the company would provide to ENSCO all of their discretionary vessel requirements in the Gulf of Mexico.

International-based vessel revenues declined a modest 4% as compared to fiscal 2003 due to lower utilization rates in certain international markets. Average day rates for fiscal 2004 increased for the entire international-based fleet but were insufficient to mitigate the negative effect lower utilization had on revenues.

In November of 2000 the company purchased seven deepwater vessels that were fulfilling bareboat contractual obligations at the time of purchase. Only one of the original seven bareboat contractual obligations existed by the end of fiscal 2004 as six of the original bareboat charters expired at various times during fiscal 2004. The bareboat charter agreement on the remaining vessel expired in the first quarter of fiscal 2005. In a bareboat charter agreement, the bareboat charterer leases a vessel for a pre-arranged fee and is able to market the vessel and is also responsible for providing the crew and all other operating costs related to the vessel. For the vessel that the company has under bareboat contract, only revenue and depreciation expense are recorded related to the vessel’s activity. As the company incurs no operating costs related to the vessels, the related bareboat day rates are less than comparable vessels operating under normal charter hire arrangements. For fiscal year ended March 31, 2004, the bareboat chartered deepwater vessels experienced 100% utilization and an average day rate of approximately $7,273. The international-based deepwater vessel fleet, excluding the bareboat chartered vessels discussed above, experienced approximately 75.2% utilization and an average day rate of approximately $13,055 for the fiscal year ended March 31, 2004.

Other marine service revenues increased $15.4 million, or approximately 137% as compared to fiscal 2003. The company’s shipyard, Quality Shipyards, LLC generated $9.8 million of the increase. Quality Shipyards, LLC performed more third party vessel construction, repair and refurbishments during fiscal 2004 than in the prior fiscal year. Prior to fiscal 2004, the shipyard was constructing vessels for Tidewater and did not have much excess capacity for third party construction jobs.

U.S.-based operating losses increased approximately $2.3 million as compared to fiscal 2003 due to higher depreciation expense resulting from an increase in the number of vessels operating in the domestic market and due to higher vessel operating costs, primarily crew costs (despite implementing significant cost cutting measures that resulted in the reduction of U.S. shore-based and fleet personnel during the latter part of the second quarter of fiscal 2004), repair and maintenance, and fuel, lube and supplies. Higher vessel operating costs pertained primarily to the new vessels added to the domestic fleet during fiscal 2004. Contributing to fiscal 2004 domestic operating losses was the cost associated with the cold stacked supply vessels, which contributed approximately $8.7 million of costs ($6.7 million of depreciation expense and $2.0 million of vessel operating costs) to the domestic results of operations.

International-based vessel operating profit decreased approximately 31% as compared to fiscal 2003 due to earning lower revenues resulting from reduced vessel utilization and due to higher vessel operating costs driven primarily by greater crew costs related to new vessels added to the fleet since the previous year; higher repair and maintenance costs; and due to increases in fuel, lube and supply costs resulting from furnishing the new vessels and mobilizing them to their areas of operations.

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

Effective April 1, 2004, the company excludes from its utilization statistics the domestic-based towing supply/supply vessels determined impaired in March 2004 as disclosed in the “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements. Had the impaired vessels been included in the company’s utilization statistics for the quarter periods ended June 30, 2004, September 30, 2004, December 31, 2004, and March 31, 2005 domestic-based towing supply/supply utilization would have been 19.8%, 21.0%, 21.5% and 21.4%, respectively. The company’s towing supply/supply vessels utilization for the year ended March 31, 2005 would have been 20.9%. Statistical information is included on two of the impaired supply vessels as these vessels are presently fulfilling short-term charter hire agreements.

The following tables compare day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

UTILIZATION:

Fiscal Year 2005	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	74.9%	94.1	91.7	91.6	87.2
Towing-supply/supply	50.7	54.6	57.6	57.1	55.0
Crew/utility	68.1	80.3	77.1	80.0	76.0
Offshore tugs	28.6	29.3	24.6	25.1	27.1
Total	51.2%	57.4	57.2	58.0	55.8

International-based fleet:
Deepwater vessels	72.6%	87.9	91.8	84.8	84.5
Towing-supply/supply	68.7	68.5	72.2	70.9	70.1
Crew/utility	75.1	74.0	77.0	75.7	75.5
Offshore tugs	64.1	68.3	62.2	61.6	64.0
Other	55.5	49.4	45.4	47.3	49.4
Total	69.2%	70.6	72.8	71.2	71.0

Worldwide fleet:
Deepwater vessels	73.1%	89.0	91.8	85.7	84.9
Towing-supply/supply	65.0	65.7	69.3	68.3	67.1
Crew/utility	73.2	75.6	77.0	76.7	75.6
Offshore tugs	50.2	55.6	50.8	51.3	52.0
Other	55.5	49.4	45.4	47.3	49.4
Total	64.9%	67.7	69.5	68.5	67.7

Fiscal Year 2004	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	68.0%	84.3	89.1	81.6	80.8
Towing-supply/supply	24.1	20.6	21.9	19.2	21.5
Crew/utility	71.5	76.2	71.8	57.8	69.6
Offshore tugs	31.2	39.7	43.7	34.8	37.4
Total	34.2%	34.0	34.9	29.1	33.1

International-based fleet:
Deepwater vessels	80.8%	78.2	82.3	72.5	78.4
Towing-supply/supply	73.2	69.3	69.3	64.8	69.1
Crew/utility	78.1	69.9	74.3	73.4	73.9
Offshore tugs	66.6	63.7	69.8	59.6	64.9
Other	48.6	40.1	42.3	42.7	43.5
Total	72.5%	67.8	70.0	65.5	68.9

Worldwide fleet:
Deepwater vessels	78.3%	79.3	83.6	74.2	78.9
Towing-supply/supply	53.4	49.6	50.6	46.7	50.1
Crew/utility	75.9	71.9	73.5	68.9	72.5
Offshore tugs	53.3	54.7	59.9	50.3	54.6
Other	48.6	40.1	42.3	42.7	43.5
Total	58.7%	55.8	57.8	52.8	56.3

Fiscal Year 2003	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	91.0%	78.4	95.3	90.9	89.1
Towing-supply/supply	22.8	20.2	24.0	18.2	21.3
Crew/utility	66.8	66.7	78.4	71.3	70.8
Offshore tugs	24.2	21.8	45.3	23.2	28.5
Total	32.5%	30.9	39.9	31.8	33.8

International-based fleet:
Deepwater vessels	87.3%	89.3	87.7	85.8	87.5
Towing-supply/supply	79.9	78.1	79.3	76.4	78.5
Crew/utility	81.5	82.2	81.0	78.7	80.6
Offshore tugs	65.7	74.6	60.6	62.7	65.9
Other	56.0	55.7	50.5	51.5	53.5
Total	77.2%	77.5	76.0	74.2	76.2

Worldwide fleet:
Deepwater vessels	87.6%	87.8	88.8	86.6	87.7
Towing-supply/supply	59.5	57.9	60.0	56.1	58.4
Crew/utility	76.1	76.6	80.1	76.0	77.1
Offshore tugs	48.9	53.6	54.7	47.7	51.2
Other	56.0	55.7	50.5	51.5	53.5
Total	62.3%	62.3	64.2	60.4	62.3

AVERAGE DAY RATES:

Fiscal Year 2005	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$12,678	12,577	13,289	14,009	13,087
Towing-supply/supply	5,569	5,794	6,194	6,741	6,080
Crew/utility	3,035	3,357	3,477	3,689	3,382
Offshore tugs	7,385	7,566	7,388	9,648	7,874
Total	$5,736	5,909	6,136	6,735	6,117

International-based fleet:
Deepwater vessels	$12,680	11,847	12,553	13,165	12,552
Towing-supply/supply	6,050	6,202	6,288	6,561	6,279
Crew/utility	2,838	2,742	2,950	3,184	2,930
Offshore tugs	4,371	4,559	4,347	5,057	4,585
Other	1,579	1,262	1,201	1,418	1,375
Total	$5,723	5,874	6,064	6,372	6,013

Worldwide fleet:
Deepwater vessels	$12,680	11,959	12,648	13,279	12,636
Towing-supply/supply	5,972	6,134	6,273	6,591	6,246
Crew/utility	2,889	2,904	3,073	3,303	3,042
Offshore tugs	5,045	5,074	4,793	5,691	5,145
Other	1,579	1,262	1,201	1,418	1,375
Total	$5,726	5,881	6,076	6,433	6,032

Fiscal Year 2004	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$13,303	12,652	12,328	13,505	12,918
Towing-supply/supply	5,469	6,124	5,763	5,901	5,800
Crew/utility	2,827	2,879	2,897	3,108	2,914
Offshore tugs	7,015	7,306	6,089	5,791	6,539
Total	$5,354	5,786	5,553	5,913	5,640

International-based fleet:
Deepwater vessels	$11,578	11,825	12,481	12,434	12,082
Towing-supply/supply	6,544	6,448	6,286	6,134	6,358
Crew/utility	2,945	3,135	3,040	2,927	3,010
Offshore tugs	4,318	4,737	4,590	4,326	4,496
Other	1,361	1,746	1,820	1,416	1,578
Total	$5,904	6,011	5,937	5,750	5,902

Worldwide fleet:
Deepwater vessels	$11,871	12,001	12,454	12,662	12,247
Towing-supply/supply	6,349	6,394	6,196	6,096	6,262
Crew/utility	2,907	3,048	2,999	2,971	2,981
Offshore tugs	4,911	5,432	5,003	4,707	5,022
Other	1,361	1,746	1,820	1,416	1,578
Total	$5,790	5,962	5,856	5,782	5,848

Fiscal Year 2003	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$13,506	12,745	13,081	13,867	13,332
Towing-supply/supply	6,116	6,059	5,802	5,979	5,984
Crew/utility	2,734	2,665	2,567	2,602	2,638
Offshore tugs	7,485	6,415	6,355	7,532	6,839
Total	$5,232	5,082	5,132	5,357	5,196

International-based fleet:
Deepwater vessels	$11,540	11,446	11,406	10,887	11,308
Towing-supply/supply	6,471	6,271	6,314	6,347	6,363
Crew/utility	2,916	2,843	2,764	2,878	2,833
Offshore tugs	4,451	4,578	3,844	4,013	4,243
Other	854	907	1,052	825	912
Total	$5,744	5,629	5,640	5,668	5,670

Worldwide fleet:
Deepwater vessels	$11,722	11,602	11,670	11,370	11,582
Towing-supply/supply	6,423	6,245	6,243	6,306	6,314
Crew/utility	2,857	2,787	2,695	2,785	2,769
Offshore tugs	5,060	4,877	4,653	4,667	4,812
Other	854	907	1,052	825	912
Total	$5,655	5,540	5,537	5,614	5,586

The average age of the company’s owned or chartered vessel fleet is approximately 20.5 years. The average age of the 115 vessels that the company acquired or constructed in the last five years, some of which were discussed in the “Vessel Construction Programs and Acquisition” section, is 8.5 years. The remaining 403 vessels have an average age of 23.9 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2005 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2005	2005(A)	2004(A)	2003
Domestic-based fleet:
Deepwater vessels	5	6	7	4
Towing-supply/supply	48	49	126	101
Crew/utility	18	21	28	32
Offshore tugs	17	19	23	25

Total	88	95	184	162

International-based fleet:
Deepwater vessels	32	32	29	26
Towing-supply/supply	202	198	188	185
Crew/utility	64	63	62	56
Offshore tugs	41	40	38	39
Other	12	12	19	24

Total	351	345	336	330

Owned or chartered vessels included in marine revenues	439	440	520	492
Vessels withdrawn from active service	93	97	25	34
Joint-venture and other	31	31	31	29

Total	563	568	576	555

(A)

Included in the fiscal 2005 and 2004 vessel withdrawn from active service vessel count are 83 Gulf of Mexico supply vessels whose asset values where written down in March 2004. The vessels were removed from the active domestic towing supply/supply vessel count and are currently being held for sale or scrapping.

During fiscal 2005, the company purchased three anchor handling towing supply vessels and one platform supply vessel. The company also took delivery of 11 newly-constructed vessels which included six anchor handling towing supply vessels, one platform supply vessel and four crewboats. Also during fiscal 2005, the company sold seven anchor handling towing supply vessels, one platform supply vessel, three offshore tugs, 10 crewboats and two other type vessel.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(In thousands)	2005	2004	2003
Personnel	$42,392	39,126	38,799
Office and property	12,840	12,562	12,146
Sales and marketing	4,731	4,374	4,521
Professional service	7,378	5,545	5,420
Other	6,083	5,907	4,520

	$73,424	67,514	65,406

General and administrative expenses for fiscal 2005 were higher compared to the amounts in fiscal 2004 and 2003 due primarily to the amortization of restricted stock granted in March 2004, costs associated with the Sarbanes-Oxley Act of 2002 and improved international business.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. As a result of recent vessel purchases and cash expenditures for vessel construction programs, the company’s cash balances at March 31, 2005 and 2004 and 2003 are relatively minimal. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

During fiscal 2004, the company signed a $295 million revolving credit agreement which replaced a $200 million revolving credit and term loan agreement. Under the $295 million revolving credit agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. The $295 million revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20 to .30% on the unused portion of the facility which is determined by the company’s funded debt to total capitalization ratio. At March 31, 2005, $215.0 million of the company’s then existing $295 million revolving line of credit was available for future financing needs. On May 18, 2005, the company amended its $295 million revolving line of credit agreement. The amended agreement, which expires on May 18, 2010, increased the face amount of the facility from $295 million to $300 million and includes a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow for more flexibility in utilizing the facility. The company had $80.0 million in outstanding borrowings from the amended revolving credit agreement at May 18, 2005.

On July 8, 2003, the company issued $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired before maturity without penalty. The average interest rate on the notes sold to private institutional investors is 4.35%. The note proceeds were used to refinance a then-existing $245.0 million debt outstanding, with the balance of the proceeds used to fund capital expenditures.

Operating Activities

Net cash provided by operating activities for any fiscal year will fluctuate according to the level of business activity for the applicable year. Fiscal year 2005 net cash provided by operating activities increased from $129.0 million in fiscal 2004 to $160.1 million in fiscal 2005 as a result of higher earnings due to a better business environment than the previous fiscal year.

Fiscal year 2004 net cash provided by operating activities was lower than fiscal 2003 due primarily to lower earnings from operations and lower accounts receivable collections.

Investing Activities

Investing activities for fiscal 2005 used $189.1 million of cash, which is net of $18.3 million of proceeds from the sale of assets. Additions to properties and equipment was comprised of approximately $29.6 million in capitalized major repair costs, $2.4 million for vessel enhancements, $120.8 million for the construction of offshore marine vessels and $54.6 million for the acquisition of four vessels. Additions to properties and equipment were lower in fiscal 2005 as compared to fiscal 2004 due to fewer vessels purchased in the current fiscal year.

Investing activities for fiscal 2004 used $285.4 million of cash, which is net of $11.5 million from proceeds from the sale of assets. Additions to properties and equipment was comprised of approximately $24.6 million in capitalized major repair costs, $0.3 million in vessel enhancements, $2.0 million in other properties and equipment purchases, $192.2 million for the construction and purchase of offshore marine vessels and $77.8 million for the purchase of 27 ENSCO vessels on April 1, 2003. Additions to properties and equipment were higher in fiscal 2004 as compared to fiscal 2003 primarily due to the purchase of 27 vessels from ENSCO and to higher capital spending on vessels under construction during fiscal 2004 as disclosed in the “Vessel Construction Programs and Acquisitions” section of Item 7.

Investing activities for fiscal 2003 used approximately $255.9 million of cash, which is net of $13.7 million of proceeds from the sale of assets. Additions to properties and equipment totaling $269.6 million was comprised of $238.3 million for the construction of offshore marine vessels, $21.6 million in capitalized major repair costs, $8.4 million in vessel enhancements, and $1.3 million in other properties and equipment purchases. Additions to properties and equipment were lower in fiscal 2003 as compared to fiscal 2002 primarily due to fewer vessel acquisitions and less capital spending on vessels under construction during fiscal 2003 as disclosed in the “Vessel Construction Programs and Acquisitions” section of Item 7.

Financing Activities

Fiscal 2005 financing activities provided $26.8 million of cash, which included $113.0 million of credit facility borrowings and $7.5 million from the issuance of common stock. This was offset primarily by repayments of debt of $58.0 million. The company also used $34.3 million of cash for the payment of common stock dividends of $.60 per share. Net borrowings were used to help finance the company’s various vessel construction programs and vessel acquisitions.

Fiscal 2004 financing activities provided $156.2 million of cash, which included $300 million of privately placed senior unsecured borrowings, a $100 million term loan placed with a group of banks primarily to finance the purchase of the ENSCO vessels, $36.0 million of borrowings from the company’s original revolving and term loan agreement and $35.0 million of borrowings from the company’s new $295 million revolving credit agreement. Borrowings were offset primarily by repayments of debt of $285.0 million, which consists of the July 2003 payoff of the $100 million term loan used to purchase the ENSCO vessels, the July 2003 payoff of $175.0 million of outstanding debt under the company’s original revolving and term loan agreement, and a $10.0 million repayment on the company’s new $295 million revolving credit agreement. The company also used $34.0 million of cash for the payment of common stock dividends of $.60 per share. Net borrowings were used to help finance the company’s various vessel construction programs and vessel acquisitions.

Fiscal 2003 financing activities provided $59.8 million of cash, which included $110.0 million of credit facility borrowings that were offset by repayment of debt of $25.0 million. The company used its credit facility borrowings to help finance the company’s various vessel construction programs and vessel acquisitions. The company also used $33.9 million of cash for the payment of common stock dividends of $.60 per share.

Interest and Debt Costs

Interest and debt costs incurred, net of interest capitalized, for fiscal 2005, 2004 and 2003 was approximately $6.9 million, $3.7 million, and $0.4 million, respectively. Interest costs capitalized during fiscal 2005, 2004 and 2003 was approximately $10.0 million, $8.5 million, and $2.8 million, respectively. Total interest and debt costs incurred in fiscal 2005 were considerably higher than the previous two fiscal years as a result of increased debt levels. The relative-portion of interest cost capitalized during fiscal 2005 was less than prior fiscal years due to the reduced level of investments in the company’s new construction program during the current fiscal year.

Other Liquidity Matters

While the company does not have any other commitments for new-build vessel contracts other than what is discussed in the “Vessel Construction Programs and Acquisitions” section of Item 7, the company anticipates that over the next several years, it will continue its vessel building and/or new vessel acquisition program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will need to be replaced within the next several years. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund over the next few years significant capital expenditures, primarily relating to the continuing replacement of the company’s international anchor handling towing supply vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to maintain the existing fleet and continue its vessel building program.

At the conclusion of its examination of the company’s income tax returns covering fiscal 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of the position taken. The company has received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal 1999 and 2000. Such assessment is due to the IRS disallowance of essentially all deductions related to FSC activity during this period. The company intends on challenging the disallowed FSC deduction through legal proceedings. The company also has additional ongoing examinations by state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse affect on the company’s financial position or results of operations.

A subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in an international area. The company has learned of the fund’s deficit that may ultimately require contributions from the participating employers throughout the industry. The contribution that may be required from the company will depend on a number of factors including a current calculation of the total fund deficit, the number of participating employers, and an allocation of the required contributions to participating employers, among others. The company has engaged the assistance of outside advisors, but is currently unable to determine the outcome of this matter and the related impact it might have on the company’s financial condition and results of operations. The company does not expect a formal demand for contribution, if any, until the end of calendar 2005.

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2005 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Period
Contractual Obligation	Total	Less than One Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt	$483,299	13,136	26,139	106,120	337,904

Capital Leases	$14,369	14,369	—	—	—

Operating Leases	$7,735	2,155	2,790	1,919	871

Purchase Obligations	$14	10	4	—	—

Vessel Construction Obligations	$55,501	55,501	—	—	—

Total	$560,918	85,171	28,933	108,039	338,775

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

Changes in the Level of Capital Spending by Our Customers. The company’s principal customers are major oil and natural gas exploration, development and production companies. The company’s results of operations are highly dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the demand for the resource and the prevailing commodity price of natural gas and crude oil. During periods of low commodity prices, the company’s customers generally reduce their capital spending budgets for offshore drilling, exploration and development.

Historically, strong fundamentals such as high commodity prices for natural gas and crude oil, tight inventory levels for the resources along with strong consumer demand have been positive indicators for increases in capital spending by the company’s customers. The U.S. natural gas market has experienced strong fundamentals during recent years; however, the positive indicators did not stimulate the company’s customers operating in the U. S. Gulf of Mexico to substantially increase their capital spending during that time.

The Offshore Marine Service Industry is Highly Competitive. The company operates in a highly competitive environment. Competitive factors include price and quality of service by vessel operators and the quality and availability of vessels. Decreases in the level of offshore drilling and development activity by the energy industry generally negatively affect the demand for the company’s vessels thereby exerting downward pressure on day rates. Extended periods of low vessel demand and/or low day rates will reduce the company’s revenues. Also, excess marine service capacity exerts downward pressure on day rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the company has committed to the construction of several vessels, it has also sold and/or scrapped a significant number of vessels over the last few years. A discussion about the aging of the company’s fleet that has necessitated the company’s new vessel construction programs appears in the “Vessel Construction Programs and Acquisitions” section of Item 7.

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

Risks Associated with Operating Internationally. For the fiscal years ended March 31, 2005, 2004 and 2003, 80%, 78%, and 83%, respectively, of the company’s total revenues were generated by international operations. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, the ability to recruit and retain management of overseas operations, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect both the recorded values of assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period. The company’s estimates and assumptions affect its recognition of deferred expenses, bad debts, income taxes, the carrying value of its long-lived assets and goodwill, and its provision for certain contingencies. The company evaluates the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to its attention that may vary its outlook for the future. Actual results may differ from these estimates under different assumptions.

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

Goodwill. The company tests goodwill impairment annually at a reporting unit level, as required, using carrying amounts as of December 31. The company considers its reporting units to be its domestic and international operations. The estimated fair value of the reporting unit is determined by discounting the projected future operating cash flows for the remaining average useful life of the assets within the reporting units by the company’s related weighted average cost of capital. Impairment is deemed to exist if the implied fair value of the reporting unit goodwill is less than the respective book value of the reporting unit goodwill, and in such case, an impairment loss would be recognized equal to the difference. There are many assumptions and estimates underlying the determination of the fair value of each reporting unit, such as, future expected utilization and average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

The company performed its annual impairment test as of December 31, 2004, and the test determined there was no goodwill impairment. At March 31, 2005, the company’s goodwill balance represented 14.9% of total assets and 22.8% of stockholders’ equity. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include significant adverse industry or economic changes, significant business interruption due to political unrest or terrorism, unanticipated competition that has the potential to dramatically reduce the company’s earning potential, legal issues, or the loss of key personnel.

Impairment of Long-Lived Assets. The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics are grouped for asset impairment testing.

Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation. During fiscal 2005, the company refined its asset groupings to increase the number of asset groups and better reflect the composition of its fleet and the markets within which it currently operates.

In addition to the periodic review of long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels every six months. This review considers items such as the vessel’s age, length of time stacked and likelihood of a return to active service, among others. The company records an impairment charge when the carrying value of a stacked vessel that is unlikely to return to active service exceeds its estimated fair value.

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

The carrying value of the company’s net deferred tax assets is based on that the company’s belief that it is more likely than not that it will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, the company may be required to record additional valuation allowances against its deferred tax assets resulting in additional income tax expense in the company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for additional valuation allowances quarterly. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Drydocking Costs. The company expenses maintenance and repair costs as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original depreciable life that also has the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Major vessel modifications are capitalized and amortized over the remaining life of the equipment. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. The majority of the company’s vessels require a drydocking inspection twice in each five year period and the company schedules these drydockings when it is anticipated that the work can be performed. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

Pension and Other Postretirement Benefits. The company sponsors a defined benefit pension plan and a supplemental executive retirement plan covering eligible employees of Tidewater Inc. and participating subsidiaries. The company also sponsors a defined contribution retirement plan that covers eligible U.S. fleet personnel and eligible employees of the company hired after December 31, 1995 and a post retirement plan for qualified retired employees. Net periodic pension costs and accumulated benefit obligations are determined in accordance with Statement of Financial Accounting Standard No. 87, “Employers’ Accounting for Pensions,” using a number of assumptions including the discount rate, the rate of compensation increases, retirement ages, mortality rates and expected long-term return on plan assets. These assumptions have a significant impact on the amounts reported. The company’s pension cost consists of service costs, interest costs, amortization of prior service costs or benefits, expected returns on plan assets and, in part, on a market-related valuation of assets. The Company considers a number of factors in developing its pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

The company also provides postretirement benefits to qualified retired employees. The postretirement program provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the company as of April 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. The company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its results of operations and cash flows in the future.

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

On May 18, 2005, the company amended its $295 million revolving line of credit agreement. The amended agreement, which expires on May 18, 2010, increased the face amount of the facility from $295 million to $300 million and includes a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow for more flexibility in utilizing the facility.

During fiscal 2004, the company signed a $295 million revolving credit agreement which replaced a $200 million revolving credit and term loan agreement. Under the $295 million revolving credit agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. The $295 million revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20 to .30% on the unused portion of the facility which is determined by the company’s funded debt to total capitalization ratio.

At March 31, 2005, the company had $380.0 million of debt outstanding of which $80.0 million represents unsecured borrowings from the company’s revolving credit facility. The fair market value of borrowings under the revolving credit facility approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 2.89 to 3.97 percent. Monies were borrowed under the revolving credit facility to help finance the company’s new-build program previously disclosed. A one percentage point change in the market interest rate on the $80.0 million of borrowings from the company’s revolving credit facility at March 31, 2005 would change the company’s interest costs by $0.8 million annually. The remaining $300.0 million represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired before maturity. The average interest rate on the notes is 4.35%. The fair value of this debt at March 31, 2005 is estimated to be approximately $285.3 million.

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

The company had three currency spot contracts outstanding at March 31, 2005 totaling approximately $1.0 million that settled on April 1, 2005. The company had no spot contracts outstanding at March 31, 2004 and 2003. The company had no derivative financial instruments outstanding at March 31, 2005, 2004 and 2003 that qualified as a hedge instrument. For full disclosure on the company’s derivative financial instruments see Note 10 of Notes to Consolidated Financial Statements.

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

On January 20, 2004, the company dismissed its independent registered public accounting firm Ernst & Young LLP effective upon completion of its audit of the company’s consolidated financial statements for the year ended March 31, 2004. The decision to change independent auditors was made by the Audit Committee of the company’s Board of Directors and was disclosed in the company’s Form 8-K dated January 20, 2004. The company engaged Deloitte & Touche LLP as the company’s independent accountants to audit the company’s consolidated financial statements for the year ended March 31, 2005.

The company did not have any disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Ernst & Young LLP’s reports on the company’s consolidated financial statements during the two-year period ended March 31, 2004, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 9A.	CONTROLS AND PROCEDURES

CEO and CFO Certificates

Included as exhibits to this Annual Report on Form 10-K are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Form 10-K contains the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is discussed in “Management’s Report on Internal Control Over Financial Reporting” which is included in “Item 15. Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K and appears on page F-2.

Audit Report of Deloitte & Touche LLP

Our independent registered public accounting firm has issued an audit report on management’s assessment of the effectiveness of the company’s internal control over financial reporting and on the effectiveness of the company’s internal control over financial reporting. This report is also included in “Item 15. Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K and appears on page F-4.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2005, the company further refined its asset groupings for impairment testing under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The revision increases the number of asset groupings to better reflect the composition and varying capabilities of the company’s vessels and the markets within which such vessels operate. Also during the fourth quarter of fiscal 2005, the company formalized procedures for a periodic impairment review of its stacked vessels. This review is undertaken every six months and considers items such as the vessel’s age, length of time stacked and likelihood of a return to service, among others. The company records an impairment charge when the carrying value of a stacked vessel that is unlikely to return to service exceeds its estimated fair value.

There have been no other changes in the company’s internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All matters required to be disclosed on Form 8-K during our fiscal 2005 fourth quarter have been previously disclosed on Form 8-K filed with the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the company is incorporated by reference to the section entitled “Election of Directors” of the company’s definitive proxy statement that will be filed no later than 120 days after March 31, 2005.

Information regarding executive officers of the company is set forth in Item 4A of this report.

Information regarding Section 16(a) compliance is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” from the proxy statement.

Audit Committee Financial Expert

Information regarding the company’s Audit Committee and identification of the Audit Committee Financial Expert is incorporated by reference to the section entitled “Committees of the Board” from the proxy statement.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2005 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A) (C)
Equity compensation plans approved by shareholders	4,139,541		$36.48	1,029,985	(1)
Equity compensation plans not approved by shareholders	—		—	88,025	(2)

Balance at March 31, 2005	4,139,541	(3)	$36.48	1,118,010

(1)

Includes 1,039 shares available for grant under the company’s 1997 Stock Incentive Plan that could be issued as restricted stock and up to 300,000 shares that could be issued as restricted stock or other non-option award under the company’s 2001 Stock Incentive Plan.

(2)

All of such shares are issuable as restricted stock under the company’s Employee Restricted Stock Plan. See the description of the employee Restricted Stock Plan included in Note 8 of Notes to Consolidated Financial Statements.

(3)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2005, these shares would represent 6.7% of the then total outstanding common shares of the company.

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

1.

The company’s report on Form 8-K dated January 28, 2005 reported that the company issued a press release reporting the company’s results of operations for the quarter and nine-month period ended December 31, 2004.

2.

The company’s report on Form 8-K dated March 14, 2005 reported that the company issued a press release announcing the company entered into a Letter of Intent to sell up to six of its KMAR 404 type of Anchor Handling Towing Supply vessels.

3.

The company’s report on Form 8-K dated March 30, 2005 reported that the company’s Compensation Committee of the Board of Directors approved the fiscal 2006 year annual base salaries and long term compensation awards of the executive officers of the company. The Form 8-K dated March 30, 2005 also reported outside director compensation fees.

4.

The company’s report on Form 8-K dated March 31, 2005 reported that the company issued a press release announcing the election of Jack E. Thompson to its Board of Directors for a term expiring in July 2005 and the appointment of Paul W. Murrill as its Lead Director.

C.	Exhibits

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Articles of Incorporation and Bylaws

3.1

Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

Instruments Defining Rights of Security Holders

4.1	Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

Financing Agreements

10.1A	First Amendment dated May 18, 2005 to Amended and Restated Revolving Credit Agreement (filed with the Commission on Form 8-K on May 20, 2005, File No. 1-6311).

10.2

$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

Stock Plans

10.3*+	Tidewater Inc. Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (Effective November 29, 2001).

10.4+

Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.5*+	Tidewater Inc. 2001 Stock Incentive Plan dated November 21, 2002.

10.6+	Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.7*+	Form of Stock Option and Restricted Stock Agreement Under the Amended and Restated 1992 Stock Option and Restricted Stock Plan.

10.8+

Form of Restricted Stock Agreement Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.9+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan, and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File no. 1-6311).

10.10*+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan.

10.11*+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan.

10.12*+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan.

10.13*+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan.

Other Incentive Plans

10.14*+	Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003.

10.14A*+	Tidewater International Supplemental Executive Retirement Plan effective November 1, 2003.

10.15+

Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.16*+	Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000.

10.17+

Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 21,2002 (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.18*+	Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. amended through May 31, 2001.

10.19*+	Tidewater Inc. Amended and Restated Management Annual Incentive Plan for Fiscal 2005.

10.19A	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.20*+	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2005.

10.20A	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.1 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.21+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.22+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Compensation Arrangements

10.23*+	Summary of Compensation Arrangements With Directors.

10.24+	Summary of 2006 Executive Officers Base Salaries (filed with the Commission on Form 8-K on April 4, 2005, File No. 1-6311).

10.25+

Summary of Bonuses paid to three Executive Officers of the Company under the Tidewater Inc. 2005 Management Annual Incentive Plan, and of Bonus paid to the Company’s Chief Executive Officer under the Tidewater Inc. Executive Officer Annual Incentive Plan for fiscal year 2005 (filed with the Commission on Form 8- K on April 28, 2005, File No. 1-6311).

Change of Control Agreements

10.26+

Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with three executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Exhibits

21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

23.2*	Consent of Independent Registered Accounting Firm – Ernst & Young LLP.

Certifications

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2005.

TIDEWATER INC. (Registrant)

By:	/s/ DEAN E. TAYLOR
Dean E. Taylor
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. KEITH LOUSTEAU
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

By:	/s/ JOSEPH M. BENNETT
Joseph M. Bennett
Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 14, 2005.

/s/ DEAN E. TAYLOR	/s/ WILLIAM C. O’MALLEY
Dean E. Taylor	William C. O’Malley

/s/ ROBERT H. BOH	/s/ RICHARD A. PATTAROZZI
Robert H. Boh	Richard A. Pattarozzi

/s/ ARTHUR R. CARLSON	/s/ RICHARD T. DU MOULIN
Arthur R. Carlson	Richard T. du Moulin

/s/ JON C. MADONNA	/s/ PAUL W. MURRILL
Jon C. Madonna	Paul W. Murrill

/s/ DONALD G. RUSSELL	/s/ J. WAYNE LEONARD
Donald G. Russell	J. Wayne Leonard

/s/ JACK E. THOMPSON
Jack E. Thompson

TIDEWATER INC.

Annual Report on Form 10-K

Items 8, 15(a), and 15(c)

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). The company’s internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment and on the effectiveness of the company’s internal control over financial reporting. The attestation report of Deloitte & Touche LLP appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

  Tidewater Inc.

New Orleans, Louisiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Tidewater Inc. and subsidiaries (the “company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2005 of the Company and our report dated June 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

June 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

  Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheet of Tidewater Inc. and subsidiaries (the “company”) as of March 31, 2005 and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income (loss), and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements of the Company for the years ended March 31, 2004 and 2003 were audited by other auditors whose report, dated April 19, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic 2005 consolidated financial statements, taken for the year ended March 31, 2005 as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

June 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tidewater Inc.

We have audited the accompanying consolidated balance sheet of Tidewater Inc. as of March 31, 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tidewater Inc. at March 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 19, 2004

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and 2004

(In thousands)	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$15,376	17,636
Trade and other receivables, less allowance for doubtful accounts of $7,138 in 2005 and $7,304 in 2004	169,784	165,762
Marine operating supplies	38,959	37,919
Other current assets	3,837	3,320

Total current assets	227,956	224,637

Investments in, at equity, and advances to unconsolidated companies	32,074	33,722
Properties and equipment:
Vessels and related equipment	2,362,575	2,206,566
Other properties and equipment	41,499	41,494

	2,404,074	2,248,060
Less accumulated depreciation and amortization	951,888	894,863

Net properties and equipment	1,452,186	1,353,197

Goodwill	328,754	328,754
Other assets	172,203	141,480

Total assets	$2,213,173	2,081,790

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	82,261	59,788
Accrued property and liability losses	9,286	9,125
Income taxes	695	3,139

Total current liabilities	92,242	72,052

Long-term debt	380,000	325,000
Deferred income taxes	184,410	198,325
Accrued property and liability losses	34,778	31,031
Other liabilities and deferred credits	79,041	89,272
Stockholders’ equity	1,442,702	1,366,110

Total liabilities and stockholders’ equity	$2,213,173	2,081,790

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2005, 2004, and 2003

(In thousands, except share and per share data)	2005	2004	2003
Revenues:
Vessel revenues	$655,526	625,948	624,555
Other marine revenues	36,624	26,682	11,268

	692,150	652,630	635,823

Costs and expenses:
Vessel operating costs	401,871	394,699	363,162
Costs of other marine revenues	29,453	21,502	6,649
Depreciation and amortization	99,613	98,510	83,153
General and administrative	73,424	67,514	65,406
Impairment of long-lived assets	1,733	26,456	—
Gain on sales of assets	(11,979)	(7,075)	(6,162)

	594,115	601,606	512,208

	98,035	51,024	123,615
Other income (expenses):
Foreign exchange loss	(327)	(1,782)	(2,896)
Equity in net earnings of unconsolidated companies	6,299	6,252	5,689
Minority interests	(59)	(204)	(78)
Interest and miscellaneous income	2,734	2,896	1,792
Interest and other debt costs	(6,887)	(3,683)	(412)

	1,760	3,479	4,095

Earnings before income taxes	99,795	54,503	127,710
Income tax expense (benefit)	(1,544)	12,841	39,080

Net earnings	$101,339	41,662	88,630

Earnings per common share	$1.78	.74	1.57

Diluted earnings per common share	$1.78	.73	1.57

Weighted average common shares outstanding	56,854,282	56,563,328	56,413,856
Incremental common shares from stock options	213,992	125,062	188,774

Adjusted weighted average common shares	57,068,274	56,688,390	56,602,630

Cash dividends declared per common share	$.60	.60	.60

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended March 31, 2005, 2004 and 2003

(In thousands)	Common stock	Additional paid-in capital	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Grantor Trust Stock Ownership Program (GSOP)	Total
Balance at March 31, 2002	$6,058	299,203	1,087,173	(1,593)	(11,561)	(93,462)	1,285,818
Net earnings	—	—	88,630	—	—	—	88,630
Currency translation adjustments	—	—	—	—	1	—	1
Unrealized gains on available-for - sale securities	—	—	—	—	(337)	—	(337)
Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(585)	—	(585)

Comprehensive income							87,709

Issuance of restricted stock	—	(55)	—	—	—	—	(55)
Exercise of stock options	—	1,588	—	—	—	7,951	9,539
Cash dividends declared	—	—	(33,880)	—	—	—	(33,880)
Issuance of common shares	—	804	—	—	—	1,014	1,818
Other	—	—	—	446	—	—	446

Balance at March 31, 2003	$6,058	301,540	1,141,923	(1,147)	(12,482)	(84,497)	1,351,395
Net earnings	—	—	41,662	—	—	—	41,662
Currency translation adjustments	—	—	—	—	—	—	—
Unrealized gains on available-for - sale securities	—	—	—	—	911	—	911
Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(871)	—	(871)
Pension Plan minimum liability	—	—	—	—	(273)	—	(273)

Comprehensive income							41,429

Issuance of restricted stock	13	3,472	—	(3,675)	—	25	(165)
Exercise of stock options	(1)	724	—	—	—	4,730	5,453
Cash dividends declared	—	—	(34,008)	—	—	—	(34,008)
Issuance of common shares	—	407	—	—	—	1,134	1,541
Other	—	—	—	465	—	—	465

Balance at March 31, 2004	$6,070	306,143	1,149,577	(4,357)	(12,715)	(78,608)	1,366,110
Net earnings	—	—	101,339	—	—	—	101,339
Currency translation adjustments	—	—	—	—	—	—	—
Unrealized losses on available-for - sale securities	—	—	—	—	11	—	11
Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(975)	—	(975)
Pension Plan minimum liability	—	—	—	—	(1,016)	—	(1,016)

Comprehensive income							99,359

Issuance of restricted stock	2	2,911	—	(5,987)	—	2,972	(102)
Exercise of stock options	—	2,334	—	—	—	6,107	8,441
Cash dividends declared	—	—	(34,286)	—	—	—	(34,286)
Issuance of common shares	—	435	—	—	—	900	1,335
Other	—	—	—	1,845	—	—	1,845

Balance at March 31, 2005	$6,072	311,823	1,216,630	(8,499)	(14,695)	(68,629)	1,442,702

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003
Operating activities:
Net earnings	$101,339	41,662	88,630
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	99,613	98,510	83,153
Provision for deferred income taxes	(33,867)	(16,634)	5,464
Impairment of long-lived assets	1,733	26,456	—
Gain on sales of assets	(11,979)	(7,075)	(6,162)
Equity in earnings of unconsolidated companies, less dividends	1,663	4,473	1,618
Minority interests, less dividends	(86)	(13)	(224)
Compensation expense - restricted stock	1,845	465	446
Tax benefit on stock compensation	823	673	1,099
Changes in assets and liabilities, net:
Trade and other receivables	(5,691)	(4,953)	22,058
Marine operating supplies	(1,040)	(6,642)	(3,206)
Other current assets	(517)	355	361
Accounts payable and accrued expenses	6,655	(145)	94
Accrued property and liability losses	169	(559)	(328)
Other, net	(598)	(7,524)	8,997

Net cash provided by operating activities	160,062	129,049	202,000

Investing activities:
Proceeds from sales of assets	18,296	11,451	13,689
Additions to properties and equipment	(207,391)	(297,515)	(269,620)
Other	(30)	635	—

Net cash used in investing activities	(189,125)	(285,429)	(255,931)

Financing activities:
Principal payments on debt	(58,000)	(285,000)	(25,000)
Debt borrowings	113,000	471,000	110,000
Proceeds from issuance of common stock	7,474	4,590	8,695
Cash dividends	(34,286)	(34,008)	(33,880)
Other	(1,385)	(333)	1

Net cash provided by financing activities	26,803	156,249	59,816

Net change in cash and cash equivalents	(2,260)	(131)	5,885
Cash and cash equivalents at beginning of year	17,636	17,767	11,882

Cash and cash equivalents at end of year	$15,376	17,636	17,767

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$16,387	10,006	3,156
Income taxes	$33,699	26,384	31,983

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005, 2004, and 2003

(1)	Summary of Significant Accounting Policies

Nature of Operations

The company provides services and equipment to the offshore energy industry through the operation of the world’s largest fleet of offshore service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level for the vessel fleet, which is ultimately dependent upon crude oil and natural gas prices that, in turn, are determined by the supply/demand relationship for crude oil and natural gas.

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

Maintenance and repairs are charged to operations as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original estimated depreciable life that also have the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major modifications to equipment are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require drydocking inspection twice in each five year period and the company schedules vessel drydockings when it is anticipated that the work can be performed. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

Goodwill

The company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested annually for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. At March 31, 2005, the company’s goodwill represented 14.9% of total assets and 22.8% of stockholders’ equity.

Impairment of Long-Lived Assets

The company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics are grouped for asset impairment testing.

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

During the fourth quarter of fiscal 2005, the company further refined its asset groupings for impairment testing under SFAS No. 144. The revision increases the number of asset groupings to better reflect the composition and varying capabilities of the company’s vessels and the markets within which such vessels operate. Also during the fourth quarter of fiscal 2005, the company formalized procedures for a periodic impairment review of its stacked vessels. This review will be undertaken every six months and will consider items such as the vessel’s age, length of time stacked and likelihood of a return to service, among others. The company records an impairment charge when the carrying value of a stacked vessel that is unlikely to return to service exceeds its estimated fair value.

Accrued Property and Liability Losses

The company’s insurance subsidiary establishes case based reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to the company’s marine operations and are included as a component of costs of marine operations in the Consolidated Statements of Earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the Consolidated Balance Sheets into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

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

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the company considers those earnings to be permanently invested abroad.

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

Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires the reporting of both earnings per share and diluted earnings per share. The calculation of earnings per share is based on the weighted average number of shares outstanding and therefore excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis.

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist principally of trade and other receivables. These receivables are with a variety of domestic, international and national energy companies and also include reinsurance companies for recoverable insurance losses. The company manages its exposure to risk through ongoing credit evaluations of its customers and generally does not require collateral. The company maintains an allowance for doubtful accounts for potential losses and does not believe it is generally exposed to concentrations of credit risk that are likely to have a material adverse impact on the company’s financial position, results of operations, or cash flows.

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

(In thousands)	2005	2004	2003
Net earnings as reported	$101,339	41,662	88,630
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	1,185	252	310
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(6,760)	(6,418)	(7,403)

Pro forma net earnings	$95,764	35,496	81,537

Earnings per common share:
As reported	$1.78	.74	1.57
Pro forma	$1.68	.63	1.45
Diluted earnings per common share:
As reported	$1.78	.73	1.57
Pro forma	$1.68	.63	1.44

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

Derivative Instruments and Hedging Activities

The company uses SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are forward currency contracts that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk. The company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as foreign currency hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 2005 presentation.

New Accounting Pronouncements

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP No. 106-2), which addresses the accounting and disclosure requirements associated with the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as a nontaxable federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The company determined that its postretirement benefit plans providing prescription drug benefits are currently actuarially equivalent to Medicare Part D and has elected to recognize the effects of the Act on its postretirement benefit plans by implementing the provisions of FSP 106-2 as of January 1, 2004. The company reduced its accumulated postretirement benefit obligation (APBO) for the effect of the subsidy related to benefits attributed to prior service by approximately $4.5 million. This is reflected as an actuarial experience gain and is being amortized over current and future periods. In addition, the subsidy will reduce current period service costs and related interest costs on APBO. The estimated total effect of the subsidy reduced fiscal 2005’s annual postretirement benefit expense by approximately $1.0 million.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the company as of April 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. The company is currently evaluating the expected impact that the adoption of SFAS 123R will have on its results of operations and cash flows in the future.

(2)	Investment in Unconsolidated Companies

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

	Percentage ownership	(In thousands)
		2005	2004
Sonatide Marine Ltd. (Luanda, Angola)	49%	$30,475	32,144
Others	20%-50%	1,599	1,578

		$32,074	33,722

During fiscal 2004, the company sold three crewboats to Sonatide Marine Ltd. for $11.8 million. The company financed the sale of all three crewboats. Under the terms of the repayment agreement, the loan is payable in 36 equal installments, which will end in December 2006, plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. The transaction resulted in a fiscal 2004 gain on sale of assets of $0.4 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $11.4 million.

During fiscal 2003, the company sold one deepwater platform supply vessel and one crewboat to Sonatide Marine Ltd. for $18.8 million. The company financed the $16.0 million sale of the deepwater vessel, while the joint venture paid $2.8 million cash for the crewboat. The repayment agreement calls for the loan to be payable in 36 equal installments, which will end in April 2005, plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. The transactions resulted in a fiscal 2003 gain on sale of assets of $1.1 million and increased the investments in, at equity, and advances to unconsolidated companies’ account by $14.9 million.

As of March 31, 2005, 2004 and 2003, $13.5 million, $17.5 million, and $12.9 million, respectively, was owed the company related to these financings.

(3)	Impairment of Long-lived Assets

During fiscal 2004, numerous marine drilling rigs exited the U.S. Gulf of Mexico despite attractive domestic oil and gas commodity pricing for an extended period of time. These departures, combined with the low activity levels of traditional Gulf of Mexico operators, left the active offshore rig count at its lowest level in ten years. By late fiscal 2004, the company concluded based on mounting extrinsic evidence that low activity levels in the Gulf of Mexico could possibly persist for a period of time. Management reviewed the recoverability of the values of its Gulf of Mexico operating assets and recorded in March 2004 a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) relating to 83 older Gulf of Mexico supply vessels. As a result of the prolonged weakness in the Gulf of Mexico drilling market, the vessels were “cold stacked” for as long as several years and were viewed as unlikely to return to service. Due to the average age of the vessels (23.5 years), outdated specifications (low horsepower and cargo capacities) relative to competing equipment, significant costs to repair and return the vessels to service (average approximately $500,000 per vessel) and an anticipation of low customer demand for the vessels in the future, the company concluded it was unlikely that these vessels would ever return to active service. Based on the determination, and in accordance with Statement of Financial Accounting Standards No. 144, the asset impairment charge noted above was taken to adjust the carrying value of the assets to fair value at March 31, 2004. The fair value of the vessels was determined based upon management’s estimate of liquidation values that could be realized in sales to unrelated purchasers and included an assumption that a significant number of the vessels (as much as 50%) may have to be scrapped. Disposal of the assets may take an extended period of time due to the vessels’ outdated specifications and depressed market conditions in the Gulf of Mexico. One of the impaired vessels was sold during fiscal 2005.

In the fourth quarter of fiscal 2005, the company reviewed, for impairment purposes, all vessels that were currently “cold stacked” and recorded a non-cash impairment charge of $1.7 million ($1.1 million after tax, or $0.02 per share) to reduce the carrying amount of 10 vessels that are unlikely to return to active service.

(4)	Income Taxes

Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

(In thousands)	2005	2004	2003
United States	$(4,505)	(52,590)	(20,648)
International	104,301	107,093	148,358

	$99,795	54,503	127,710

Income tax expense for the years ended March 31 consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
2005
Current	$(3,339)	57	35,605	32,323
Deferred	(32,066)	—	(1,801)	(33,867)

	$(35,405)	57	33,804	(1,544)

2004
Current	$346	504	28,625	29,475
Deferred	(14,671)	—	(1,963)	(16,634)

	$(14,325)	504	26,662	12,841

2003
Current	$2,006	1,422	30,188	33,616
Deferred	9,231	—	(3,767)	5,464

	$11,237	1,422	26,421	39,080

The actual income tax expense for the years ended March 31, 2005, 2004, and 2003 differs from the amounts computed by applying the U.S. federal tax rate of 35% to pre-tax earnings as a result of the following:

(In thousands)	2005	2004	2003
Computed “expected” tax expense	$34,928	19,076	44,698
Increase (reduction) resulting from:
Foreign tax credits not previously recognized	(1,801)	(1,963)	(3,767)
Overaccrual of prior year taxes on certain foreign earnings	(579)	(2,500)	—
Utilization of net operating loss carryforwards	(4)	(1)	(42)
Current foreign earnings not subject to taxation	(1,810)	(2,100)	(2,800)
Expenses which are not deductible for tax purposes	124	118	115
State taxes	37	328	924
Effect of reversal of previously recorded deferred taxes on timing differences of non-U.S. subsidiaries	(31,772)	—	—
Other, net	(667)	(117)	(48)

	$(1,544)	12,841	39,080

The company’s fiscal 2005 effective annual tax rate was (1.55)%. This reflects a one-time adjustment to remove U.S. deferred taxes previously reflected, but relating to income now considered permanently reinvested in foreign operations. Absent this adjustment, the annual rate would have been 30.29%.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2005 and 2004 are as follows:

(In thousand)	2005	2004
Deferred tax assets:
Financial provisions not deducted for tax purposes	$19,145	19,256
Foreign net operating loss carryforwards	—	13,989
Domestic net operating loss carryforwards	46,601	7,668
Tax credit carryforwards	31,811	50,660
Other	667	688

Gross deferred tax assets	98,224	92,261
Less valuation allowance	—	(13,989)

Net deferred tax assets	98,224	78,272

Deferred tax liabilities:
Depreciation and amortization	(183,359)	(186,646)
Other	(1,051)	(11,679)

Gross deferred tax liabilities	(184,410)	(198,325)

Net deferred tax liabilities	$(86,186)	(120,053)

The fiscal 2004 valuation allowance is primarily the result of a doubt over the ultimate realization of benefits from certain foreign net operating losses. As of March 31, 2005, the remaining deferred tax assets were evaluated, and after consideration of expected future income sources, no valuation allowance was deemed necessary. The remaining balance of the deferred tax assets is expected to be realized through future operating results, the reversal of taxable temporary differences and tax planning strategies.

Certain provisions of the American Jobs Creation Act of 2004, effective for the company as of April 1, 2005, afford the company the ability to omit recording deferred tax assets or liabilities on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. The company currently believes this position will apply to substantially all of the earnings of these entities for the foreseeable future. Consistent with that belief, the company has, effective March 31, 2005, reversed all previously recorded U.S. deferred tax assets and liabilities related to timing differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings are now anticipated to be indefinitely reinvested abroad. The result of this reversal of previously recorded U.S. deferred tax assets and liabilities was approximately $31.8 million and it was recorded as a reduction of income tax expense in the fourth quarter of fiscal 2005.

The company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The differences relate primarily to undistributed earnings and stock basis differences. Though the company does not anticipate repatriation of funds, a current U.S. tax liability would be recognized when the company receives those foreign funds in a taxable manner such as through receipt of dividends or sale of investments. As of March 31, 2005, the total amount for which U.S. deferred taxes have not been recognized is approximately $181.0 million. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which would become available as a result of a transaction. The American Jobs Creation Act of 2004 provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either fiscal 2005 or 2006. The company has evaluated the repatriation provision, and consistent with its decision to reinvest all future earnings of its foreign subsidiaries, has concluded that the repatriation of unremitted foreign earnings provides no benefit to the company, and has no effect on income tax expense as reported.

As of March 31, 2005, the company has net operating loss carry-forwards approximating $133.0 million that expire in 2024 and 2025 and has foreign tax credit carry-forwards approximating $31.0 million that expire in 2013 through 2015.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2005, 2004 and 2003 totaled approximately $0.8 million, $0.7 million and $1.1 million, respectively.

(5)	Long-term Debt and Revolving Credit Agreement

On August 15, 2003, the company signed a $295 million revolving credit agreement which replaced a $200 million revolving credit and term loan agreement. Under the $295 million revolving credit agreement, borrowings bear interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. The $295 million revolving credit commitment will expire on April 30, 2008. Any borrowings under the agreement are unsecured and the company pays an annual fee of .20 to .30% on the unused portion of the facility which is determined by the company’s funded debt to total capitalization ratio. The company had $80.0 million in outstanding borrowings from the revolving credit facility at March 31, 2005. On May 18, 2005, the company amended its $295 million revolving line of credit agreement. The amended agreement, which expires on May 18, 2010, increased the face amount of the facility from $295 million to $300 million and includes a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow for more flexibility in utilizing the facility.

On July 8, 2003, the company issued $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired before maturity without penalty. The average interest rate on the notes sold to private institutional investors is 4.35%. The terms of the notes limit the amount of company debt, and the company’s debt to total capitalization ratio cannot exceed 55%. The fair value of this debt at March 31, 2005 is estimated to be approximately $285.3 million.

Interest and debt costs incurred, net of interest capitalized, for fiscal 2005, 2004 and 2003 was approximately $6.9 million, $3.7 million, and $0.4 million, respectively. Interest costs capitalized during fiscal 2005, 2004 and 2003 was approximately $10.0 million, $8.5 million, and $2.8 million, respectively. Total interest and debt costs incurred in fiscal 2005 were considerably higher than the previous two fiscal years as a result of increased debt levels. The relative-portion of interest cost capitalized during fiscal 2005 was less than prior fiscal years due to the reduced level of investments in the company’s new construction program during the current fiscal year.

Under the terms of the revolving credit agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, and maintenance of certain debt to capitalization ratios and also debt to earnings ratios. The revolving credit agreement also limits the company’s ability to encumber its assets for the benefit of others.

Aggregate maturities of long-term debt and borrowings under the revolving credit agreement are as follows: in fiscal 2006 $0, in fiscal 2007 $0, in fiscal 2008 $0, in fiscal 2009 $80.0 million, in fiscal 2010 $0 and thereafter $300.0 million.

(6)	Employee Benefit Plans

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the employee’s contribution to the plan up to a maximum of 6% of the employee’s base salary. The plan held 482,387 shares and 491,960 shares of the company’s common stock at March 31, 2005 and 2004, respectively.

Amounts charged to expense for the plan for 2005, 2004 and 2003 were $1.4 million, $1.2 million, and $1.7 million, respectively.

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

The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, which consists of a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s Consolidated Balance Sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Trust assets at March 31, 2005 and 2004 were $10.6 million and $11.0 million, respectively, and the company’s obligation under the supplemental plan, which is included in “other liabilities and deferred credits” on the Consolidated Balance Sheet, amounted to $14.5 million and $12.2 million, respectively, at March 31, 2005 and 2004.

Qualified retired employees currently are covered by a program, which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is not funded.

Changes in plan assets and obligations during the years ended March 31, 2005 and 2004 and the funded status of the U.S. defined benefits pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2005 and 2004 were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$56,645	50,219	42,785	37,590
Service cost	696	650	1,758	1,844
Interest cost	3,354	3,346	2,347	2,435
Participant contributions	—	—	375	359
Plan amendments	—	97	—	—
Benefits paid	(2,575)	(2,402)	(1,320)	(1,154)
Actuarial (gain) loss	3,850	4,735	(4,043)	1,711

Benefit obligation at end of year	$61,970	56,645	41,902	42,785

Change in plan assets
Fair value of plan assets at beginning of year	$38,423	36,425	—	—
Actual return	3,486	3,536	—	—
Employer contributions	870	864	945	795
Participant contributions	—	—	375	359
Benefits paid	(2,575)	(2,402)	(1,320)	(1,154)

Fair value of plan assets at end of year	$40,204	38,423	—	—

Reconciliation of funded status
Fair value of plan assets	$40,204	38,423	—	—
Benefit obligation	61,970	56,645	41,902	42,785

Funded (unfunded) status	(21,766)	(18,222)	(41,902)	(42,785)
Unrecognized actuarial loss (gain)	11,521	9,442	9,505	14,159
Unrecognized prior service cost (benefit)	254	352	417	394

Net accrued benefit cost	$(9,991)	(8,428)	(31,980)	(28,232)

Net accrued benefit cost consists of:
Prepaid benefit cost	$—	—	—	—
Accrued benefit liability	(18,531)	(14,373)	(31,980)	(28,232)
Intangible asset	1,055	1,523	—	—
Accumulated other comprehensive loss	7,485	4,422	—	—

Net accrued benefit cost	$(9,991)	(8,428)	(31,980)	(28,232)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2005	2004
Projected benefit obligation	$61,970	56,645
Accumulated benefit obligation	58,735	52,796

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the U.S. defined benefit pension plan and supplemental plan):

(In thousands)	2005	2004
Projected benefit obligation	$61,970	56,645
Accumulated benefit obligation	58,735	52,796
Fair value of plan assets	40,204	38,423

Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2005, 2004 and 2003 include the following components:

(In thousands)	2005	2004	2003
Service cost	$696	650	707
Interest cost	3,354	3,346	3,269
Expected return on plan assets	(2,559)	(2,585)	(2,882)
Amortization of prior service cost	98	99	108
Recognized actuarial (gain) loss	842	639	641

Net periodic pension cost	$2,431	2,149	1,843

Net periodic postretirement health care and life insurance costs for 2005, 2004 and 2003 include the following components:

(In thousands)	2005	2004	2003
Service cost	$1,758	1,844	1,325
Interest cost	2,347	2,435	1,791
Other amortization and deferral	536	766	59

Net periodic postretirement benefit cost	$4,641	5,045	3,175

The company is required to recognize a minimum liability if the U.S. defined benefits pension plan or supplemental plan has an accumulated benefit obligation in excess of plan assets. Adjustments to the minimum liability are included in other comprehensive income.

(In thousands)	2005	2004
Increase in minimum liability included in other comprehensive income	$3,063	1,760

Assumptions used to determine net benefit obligations for the fiscal years ended March 31 were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.75%	6.25%	5.75%	6.25%
Rates of annual increase in compensation levels	3.00%	4.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31 were as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected long-term rate of return on assets	6.75%	7.25%	8.25%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	4.00%	4.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

The following table provides the target and actual asset allocations for the U.S. defined benefits pension plan:

	Target	Actual as of 2005	Actual as of 2004
Equity securities	15%	9%	9%
Debt securities	80%	79%	78%
Other, primarily cash	5%	12%	13%

Total	100%	100%	100%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 10% in 2005, gradually declining to 5% in the year 2010 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $6.3 million at March 31, 2005 and increase the cost for the year ended March 31, 2005 by $0.7 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $5.1 million at March 31, 2005 and decrease the cost for the year ended March 31, 2005 by $0.6 million.

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee’s compensation to an employee benefit trust. The cost of the plan for fiscal 2005, 2004 and 2003 was $1.6 million, $1.7 million and $1.9 million, respectively. Forfeitures totaling approximately $0.2 million and $0.3 million reduced the costs of the plan for fiscal 2005 and 2004, respectively.

(7)	Other Assets, Other Liabilities and Deferred Credits and Accumulated Other Comprehensive Income

A summary of other assets at March 31 follows:

(In thousands)	2005	2004
Recoverable insurance losses	$34,778	31,031
Deferred income tax assets	98,224	78,272
Other	39,201	32,177

	$172,203	141,480

A summary of other liabilities and deferred credits at March 31 follows:

(In thousands)	2005	2004
Postretirement benefits liability	$31,577	27,881
Capital lease obligation	—	14,158
Pension liability	9,991	8,428
Minority interests in net assets of subsidiaries	1,196	1,282
Deferred vessel revenues	2,071	3,775
Income taxes	13,657	13,657
Other	20,549	20,091

	$79,041	89,272

A summary of accumulated other comprehensive income at March 31 follows:

(In thousands)	2005	2004
Currency translation adjustments	$10,578	10,578
Unrealized gains on available-for-sale securities, net of tax of $6 in 2005 and $403 in 2004	(748)	(737)
Benefit plans minimum liabilities, net of tax of $1,072 in 2005 and $616 in 2004	4,865	2,874

	$14,695	12,715

(8)	Capital Stock

The company has 125 million shares of $.10 par value common stock authorized. At March 31, 2005 and 2004, 60,718,231 shares and 60,699,438 shares, respectively, were issued. At March 31, 2005 and 2004, 3,201,352 and 3,666,694 shares, respectively, were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2005 and 2004, 3,000,000 shares of no par value preferred stock were authorized and unissued.

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2005, 5,257,551 shares of common stock are reserved for issuance under the plans of which 1,118,010 shares are available for future grants. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All outstanding stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

The per share weighted-average fair values of stock options granted during fiscal years 2005, 2004 and 2003 were $12.61, $9.40 and $10.51, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	4.15%	3.25%	3.00%
Expected dividend yield	1.50%	2.00%	2.00%
Expected stock price volatility	36.46%	40.68%	47.19%
Expected stock option life	5 years	5 years	5 years

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

Stock option activity during 2005, 2004 and 2003 was as follows:

	Weighted-average Exercise Price	Number of Shares
Balance at March 31, 2002	$36.23	4,230,121
Granted	27.85	627,500
Exercised	23.54	(370,470)
Expired or cancelled	40.90	(156,669)

Balance at March 31, 2003	35.93	4,330,482
Granted	28.01	377,500
Exercised	22.45	(220,641)
Expired or cancelled	38.57	(139,668)

Balance at March 31, 2004	35.85	4,347,673
Granted	37.55	169,722
Exercised	26.74	(284,853)
Expired or cancelled	35.07	(93,001)

Balance at March 31, 2005	$36.48	4,139,541

The 4,139,541 options outstanding at March 31, 2005 fall into three general exercise-price ranges as follows:

	Exercise Price Range
	$22.75 -$29.44	$32.25 -$40.28	$42.19-$59.00
Options outstanding at March 31, 2005	1,444,293	1,318,748	1,376,500
Weighted average exercise price	$26.83	$36.80	$46.29
Weighted average remaining contractual life	7.0 years	6.2 years	3.8 years
Options exercisable at March 31, 2005	1,052,936	1,268,748	1,376,500
Weighted average exercise price of options exercisable at March 31, 2005	$26.40	$36.81	$46.29

At March 31, 2005, 2004, and 2003, the number of options exercisable under the stock option plans was 3,698,184, 3,385,975 and 3,092,285, respectively; and the weighted average exercise price of those options was $37.36, $37.41 and $36.74, respectively.

A total of 329,998 shares of restricted common stock of the company were granted to certain key employees during fiscal years 2002 through 2005 from the company’s Employee Restricted Stock Plan and the 1997 and 2001 Stock Incentive Plans. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of the grants totaled approximately $11.3 million and was classified in stockholders’ equity as deferred compensation – restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods. The Employee Restricted Stock Plan is the only equity compensation plan that has not been approved by shareholders.

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

For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the company’s consolidated balance sheet. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trust held 3,201,352 and 3,666,694 shares of common stock at March 31, 2005 and 2004, respectively. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company’s stock option plans and 401(k) plan.

Under a Shareholder Rights Plan, one preferred stock purchase right has been distributed as a dividend for each outstanding common share. Each right entitles the holder to purchase, under certain conditions, one one-hundredth of a share of Series A Participating Preferred Stock at an exercise price of $160, subject to adjustment. The rights will not be exercisable unless a person (as defined in the plan) acquires beneficial ownership of 15% or more of the outstanding common shares, or a person commences a tender offer or exchange offer, which upon its consummation such person would beneficially own 15% or more of the outstanding common shares. The Board of Directors are authorized in certain circumstances to lower the beneficial ownership percentage to not less than 10%.

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

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $15.1 million.

On March 14, 2005, the company announced it had entered into a letter of intent to sell up to six of its KMAR 404 type of anchor handling towing supply vessels for a total amount of $202.0 million. The transaction calls for multiple closings throughout calendar year 2005 on five vessels as they end existing charters. The sixth vessel will be sold in 2005 if certain conditions are met. Culmination of the sale, which would result in a reported gain of approximately $80.0 million, is subject to buyer’s inspection of the vessels and securing adequate financing by April 1, 2005. At April 1, 2005, the buyer notified Tidewater that it did not satisfy one of the conditions of the sale, but still intended to continue its efforts to complete the transaction and enter into a definitive agreement at the price and terms previously agreed. Tidewater informed that buyer that it would continue discussing the sale of the six KMAR vessels on a non-exclusive basis but will also evaluate offers from third parties, should any be made.

As of March 31, 2005, the company has committed to the construction of 15 vessels at a total cost of approximately $203.1 million, which includes shipyard commitments and other incidental costs. The company is committed to the construction of three large anchor handling towing supply vessels, five anchor handling towing supply vessels averaging around 6,500 to 8,000 BHP, one 220-foot intermediate size platform supply vessels, one 175-foot crewboat and five water jet vessels. Scheduled delivery for the vessels is expected to begin in May 2005 with final delivery in January 2006. As of March 31, 2005, $147.6 million has been expended on these vessels.

While the company does not have any other commitments for new-build vessel contracts other than what is discussed above, the company anticipates that over the next several years, it will continue its vessel building and/or new vessel acquisition program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will need to be replaced within the next several years. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund over the next few years significant capital expenditures, primarily relating to the continuing replacement of the company’s international anchor handling towing supply vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to maintain the existing fleet and continue its vessel building and acquisition program.

At the conclusion of its examination of the company’s income tax returns covering fiscal 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of the position taken. The company has received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal 1999 and 2000. Such assessment is due to the IRS disallowance of essentially all deductions related to FSC activity during this period. The company intends on challenging the disallowed FSC deduction through legal proceedings. The company also has additional ongoing examinations by state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse affect on the company’s financial position or results of operations.

A subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in an international area. The company has learned of the fund’s deficit that may ultimately require contributions from the participating employers throughout the industry. The contribution that may be required from the company will depend on a number of factors including a current calculation of the total fund deficit, the number of participating employers, and an allocation of the required contributions to participating employers, among others. The company has engaged the assistance of outside advisors, but is currently unable to determine the outcome of this matter and the related impact it might have on the company’s financial condition and results of operations. The company does not expect a formal demand for contribution, if any, until the end of calendar 2005.

The company has previously disclosed that it is the subject of an informal inquiry by the Securities and Exchange Commission (SEC) related to the $26.5 million impairment charge that it recorded in its fiscal year ended March 31, 2004 that was related to 83 “cold stacked” vessels that had been used in the Gulf of Mexico. The company is in discussions with the SEC in an effort to resolve the matters raised by the inquiry. At this time, the company is unable to predict the timing or ultimate outcome of these discussions.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

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

Spot contracts are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. The company had three currency spot contracts outstanding at March 31, 2005 totaling approximately $1.0 million that settled on April 1, 2005. The company had no spot contracts outstanding at March 31, 2004 and 2003.

Forward currency contracts are longer-term in nature but generally do not exceed one year. The company had no derivative financial instruments outstanding at March 31, 2005, 2004 and 2003 that qualified as a hedge instrument.

(11)	Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” but operates in only one business segment. The following table provides a comparison of revenues, operating profit, total assets, and depreciation and amortization and additions to properties and equipment for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

(In thousands)	2005	2004	2003
Marine revenues (A):
Vessel revenues:
United States	$118,288	125,344	103,368
International (B)	537,238	500,604	521,187

	655,526	625,948	624,555
Other marine services	36,624	26,682	11,268

	$692,150	652,630	635,823

Marine operating profit:
Vessel activity:
United States	$2,022	(17,715)	(15,380)
International	95,383	96,316	138,945

	97,405	78,601	123,565
Impairment of long-lived assets	(1,733)	(26,456)	—
Gains on sales of assets	11,977	7,075	6,162
Other marine services	6,623	4,623	4,168

	114,272	63,843	133,895
Other income	7,589	7,634	6,343
Corporate expenses	(15,179)	(13,291)	(12,116)
Interest and other debt costs	(6,887)	(3,683)	(412)

Earnings before income taxes	$99,795	54,503	127,710

Total assets:
Marine:
United States	$532,096	569,840	477,490
International (B)	1,510,923	1,355,820	1,254,189

	2,043,019	1,925,660	1,731,679
Investments in and advances to unconsolidated Marine companies	32,074	33,722	27,445

	2,075,093	1,959,382	1,759,124
General corporate	138,080	122,408	90,454

	$2,213,173	2,081,790	1,849,578

Depreciation and amortization:
Marine equipment operations
United States	$21,825	32,447	5,263
International	77,149	65,408	77,201
General corporate depreciation	639	655	739

	$99,613	98,510	83,153

Additions to properties and equipment:
Marine equipment operations
United States	$14,752	139,910	118,097
International	192,588	157,545	151,457
General corporate	51	60	66

	$207,391	297,515	269,620

(A)	For fiscal 2005, 2004 and 2003, one customer accounted for 13.2%, 12.0% and 13.0%, respectively, of revenues while a different customer accounted for 10.2% of revenue during fiscal 2005.

(B)

Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $1.3 billion, $930.1 million and $876.7 million at March 31, 2005, 2004 and 2003, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $8.8 million, $9.1 million and $8.0 million at March 31, 2005, 2004, and 2003, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(12)	Supplementary Information—Quarterly Financial Data (Unaudited)

Years Ended March 31, 2005 and 2004

(In thousands, except per share data)

2005	First	Second	Third	Fourth
Marine revenues	$158,117	166,827	187,593	179,613

Marine operating profit	$21,820	27,189	33,166	32,097

Net earnings	$12,881	16,309	19,753	52,396

Earnings per share	$.23	.29	.35	.92

Diluted earnings per share	$.23	.29	.34	.91

2004	First	Second	Third	Fourth
Marine revenues	$164,810	164,219	169,407	154,194

Marine operating profit (loss)	$28,292	20,483	27,597	(12,529)

Net earnings (loss)	$18,044	12,254	18,327	(6,963)

Earnings (loss) per share	$.32	.22	.32	(.12)

Diluted earnings (loss) per share	$.32	.22	.32	(.12)

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 1, 2, 3 and 4 for detailed information regarding transactions that affect fiscal 2005 and 2004 quarterly amounts. A discussion of current market conditions appears in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2005, 2004 and 2003

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
2005
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,304	28	194	(A)	7,138

Amortization of prepaid rent and debt issuance costs	$2,843	2,246	2,240		2,849

2004
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,304	—	—		7,304

Amortization of prepaid rent and debt issuance costs	$819	3,948	1,924		2,843

2003
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,944	—	640	(A)	7,304

Amortization of prepaid rent and debt issuance costs	$5,447	1,473	6,101		819

(A)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2005

EXHIBIT INDEX

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Articles of Incorporation and Bylaws

3.1

Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3.2 on Form 8-K dated June 1, 2005, File No. 1-6311).
Instruments Defining Rights of Security Holders
4.1	Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).
Financing Agreements
10.1A	First Amendment dated May 18, 2005 to Amended and Restated Revolving Credit Agreement (filed with the Commission on Form 8-K on May 20, 2005, File No. 1-6311).

10.2

$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

Stock Plans
10.3*+	Tidewater Inc. Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (Effective November 29, 2001).

10.4+

Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.5*+	Tidewater Inc. 2001 Stock Incentive Plan dated November 21, 2002.

10.6+	Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.7*+	Form of Stock Option and Restricted Stock Agreement Under the Amended and Restated 1992 Stock Option and Restricted Stock Plan.

10.8+

Form of Restricted Stock Agreement Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.9+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan, and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan

(filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File no. 1-6311).

10.10*+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan.

10.11*+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan.

10.12*+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan.

10.13*+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan.

Other Incentive Plans
10.14*+	Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003.

10.14A*+	Tidewater International Supplemental Executive Retirement Plan effective November 1, 2003.

10.15+

Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.16*+	Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000.

10.17+

Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 21,2002 (filed with the Commission as Exhibit 10(b) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.18*+	Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. amended through May 31, 2001.

10.19*+	Tidewater Inc. Amended and Restated Management Annual Incentive Plan for Fiscal 2005.

10.19A	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.20*+	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2005.

10.20A	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.1 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.21+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.22+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Compensation Arrangements
10.23*+	Summary of Compensation Arrangements With Directors.

10.24+	Summary of 2006 Executive Officers Base Salaries (filed with the Commission on Form 8-K on April 4, 2005, File No. 1-6311).

10.25+

Summary of Bonuses paid to three Executive Officers of the Company under the Tidewater Inc. 2005 Management Annual Incentive Plan, and of Bonus paid to the Company’s Chief Executive Officer under the Tidewater Inc. Executive Officer Annual Incentive Plan for fiscal year 2005 (filed with the Commission on Form 8- K on April 28, 2005, File No. 1-6311).

Change of Control Agreements
10.26+

Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with three executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Exhibits
21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

23.2*	Consent of Independent Registered Accounting Firm – Ernst & Young LLP.
Certifications
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.