Form 10-Q
period 2005-06-30
TIDEWATER INC
filed 2005-07-26
CIK 98222

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

57,532,156 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 8, 2005. Excluded from the calculation of shares outstanding at July 8, 2005 are 3,184,475 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,143	15,376
Trade and other receivables, net	189,685	169,784
Marine operating supplies	37,695	38,959
Other current assets	8,743	3,837

Total current assets	251,266	227,956

Investments in, at equity, and advances to unconsolidated companies	32,937	32,074
Properties and equipment:
Vessels and related equipment	2,524,279	2,483,970
Other properties and equipment	49,390	48,512

	2,573,669	2,532,482
Less accumulated depreciation and amortization	1,105,047	1,080,296

Net properties and equipment	1,468,622	1,452,186

Goodwill	328,754	328,754
Other assets	175,850	172,203

Total assets	$2,257,429	2,213,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	74,935	82,261
Accrued property and liability losses	9,193	9,286
Income taxes	1,442	695

Total current liabilities	85,570	92,242

Long-term debt	395,000	380,000
Deferred income taxes	195,458	184,410
Accrued property and liability losses	34,727	34,778
Other liabilities and deferred credits	82,477	79,041
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,716,631 shares at June and 60,718,231 shares at March	6,072	6,072
Other stockholders’ equity	1,458,125	1,436,630

Total stockholders’ equity	1,464,197	1,442,702

Total liabilities and stockholders’ equity	$2,257,429	2,213,173

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2005	2004
Revenues:
Vessel revenues	$185,392	149,794
Other marine revenues	6,775	8,323

	192,167	158,117

Costs and expenses:
Vessel operating costs	106,210	98,564
Costs of other marine revenues	4,590	6,814
Depreciation and amortization	26,337	23,925
General and administrative	19,259	17,602
Gain on sales of assets	(1,634)	(6,433)

	154,762	140,472

	37,405	17,645
Other income (expenses):
Foreign exchange gain	608	437
Equity in net earnings of unconsolidated companies	2,167	1,693
Minority interests	(23)	(40)
Interest and miscellaneous income	1,205	581
Interest and other debt costs	(2,362)	(1,374)

	1,595	1,297

Earnings before income taxes	39,000	18,942
Income taxes	10,140	6,061

Net earnings	$28,860	12,881

Earnings per common share	$.50	.23

Diluted earnings per common share	$.50	.23

Weighted average common shares outstanding	57,230,937	56,900,905
Incremental common shares from stock options	351,098	62,046

Adjusted weighted average common shares	57,582,035	56,962,951

Cash dividends declared per common share	$.15	.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$34,308	27,000

Cash flows from investing activities:
Proceeds from sales of assets	3,210	8,546
Additions to properties and equipment	(43,874)	(70,289)

Net cash used in investing activities	(40,664)	(61,743)

Cash flows from financing activities:
Borrowings	30,000	55,000
Principal payments on debt	(15,000)	(15,000)
Proceeds from issuance of common stock	116	32
Cash dividends	(8,629)	(8,556)
Other	(364)	(336)

Net cash provided by financing activities	6,123	31,140

Net change in cash and cash equivalents	(233)	(3,603)
Cash and cash equivalents at beginning of period	15,376	17,636

Cash and cash equivalents at end of period	$15,143	14,033

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$889	613
Income taxes	$5,662	6,573

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s 2005 Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to the first quarter fiscal 2005 presentation.

(2) Stockholders’ Equity

At June 30, 2005 and March 31, 2005, 3,186,936 and 3,201,352 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3) Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The company uses the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the three months ended June 30, 2005 and 2004 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended June 30,
(In thousands, except share data)	2005	2004
Net earnings as reported	$28,860	12,881
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	586	301
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(1,199)	(1,617)

Pro forma net earnings	$28,247	11,565

Earnings per common share:
As reported	$.50	.23
Pro forma	$.49	.20
Diluted earnings per common share:
As reported	$.50	.23
Pro forma	$.49	.20

(4) Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarters ended June 30, 2005 and 2004 was 26% and 32%, respectively. The effective tax rate in the current quarter is lower than that of the quarter ended June 30, 2004 as a result of the provisions of the American Jobs Creation Act of 2004 which reduced taxes on earnings of most non-U.S. subsidiaries considered indefinitely reinvested abroad.

(5) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.8 million to the defined benefit pension plan during the quarter ended June 30, 2005 which satisfied its fiscal 2006 annual funding requirement. The company does not expect to make a contribution during the remainder of the fiscal year.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,
(In thousands)	2005	2004
Pension Benefits:
Service cost	$190	174
Interest cost	882	839
Expected return on plan assets	(613)	(640)
Amortization of prior service cost	22	24
Recognized actuarial loss	237	211

Net periodic benefit cost	$718	608

Other Benefits:
Service cost	$503	539
Interest cost	591	658
Amortization of prior service cost	(4)	(6)
Recognized actuarial loss	127	227

Net periodic benefit cost	$1,217	1,418

The net periodic benefit cost for the quarter period ended June 30, 2005 includes the implementation of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was signed into law in December 2003. The estimated total effect of the Act is expected to reduce annual postretirement benefit expense by approximately $0.5 million, of which $125,000 has been recognized during the three months ended June 30, 2005.

(6) Contingencies

At the conclusion of its examination of the company’s income tax returns covering fiscal 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of the position taken. The company has received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal 1999 and 2000. Such assessment is due to the IRS disallowance of essentially all deductions related to FSC activity during this period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. The IRS has notified the company that it will soon begin an examination of its 2003 and 2004 federal income tax returns. The company also has additional ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse affect on the company’s financial position or results of operations.

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

(8) Subsequent Events

In July 2005, the company announced the pending sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. All conditions precedent to close, including the receipt by Tidewater of a non-refundable 10% deposit and the deposit by the purchaser of the balance of the purchase price being deposited into an escrow account, have been completed and the transaction is expected to close shortly. The culmination of this transaction will result in an approximate $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per common share. The transaction will result in an approximate $112.0 million taxable gain, but no cash taxes will be due because of the availability of net operating loss carryforwards. The sales agreement also provides the company an opportunity, for an extended period of time, to operate the six vessels on behalf of the new owners for a fixed fee per vessel per day. The company expects to use a portion of the proceeds of the sale to repay $95.0 million of borrowings currently outstanding under the company’s revolving credit agreement.

In July 2005, the company’s board of directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Such repurchases will be made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchase. The repurchase program will end when all authorized funds have been expended or on June 30, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated June 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

July 25, 2005

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005 and elsewhere in this Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

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

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel’s age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the quarter periods ended June 30, 2005 and 2004 and for the quarter ended March 31, 2005. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended June 30,		Quarter Ended March 31, 2005
(In thousands)	2005	2004
Revenues:
Vessel revenues:
United States	$35,282	28,234	30,947
International	150,110	121,560	143,503

	185,392	149,794	174,450
Other marine revenues	6,775	8,323	5,163

	$192,167	158,117	179,613

Operating costs:
Vessel operating costs:
Crew costs	$58,957	52,633	58,104
Repair and maintenance	19,796	20,019	15,553
Insurance and loss reserves	5,524	5,587	5,302
Fuel, lube and supplies	9,433	10,131	11,076
Other	12,500	10,194	13,186

	106,210	98,564	103,221
Costs of other marine revenues	4,590	6,814	3,539

	$110,800	105,378	106,760

Marine support services are conducted worldwide with highly mobile assets. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131.

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $3.6 million of billings as of June 30, 2005 ($1.6 million of billings as of March 31, 2005), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s domestic results of operations for the first quarter of fiscal 2006 benefited from higher utilization and average day rates. During the past year, prospects for growth in the offshore drilling market in the Gulf of Mexico have shown significant improvement because of several positive developments. In August 2004, the Western Gulf of Mexico lease sale received solid bids. Bids for shallow water tracts were up and high bids for deepwater tracts increased from the previous year’s sale. The Texas State Lease Sale, which was held in January 2005, was reported to have had its best showing in six years and the independent exploration and production (E&P) companies were the dominant bidders at the Central Gulf of Mexico lease sales held in March 2005. Offshore rig demand has improved and drilling activity is likely to remain at improved levels for the remainder of calendar year 2005 and into 2006. The E&P companies have contracted offshore drilling rigs for longer durations than in past periods due to concerns over rig availability in the domestic market. The market for offshore support vessels tightened as drilling operators discovered that offshore vessels currently in service are in short supply. The Gulf of Mexico supply boat market still has a significant number of vessels stacked that could resume active status, but only after significant expenditures to drydock and re-certify the vessels.

Analysts have noted in their mid-year E&P capital spending reports that worldwide E&P expenditures for calendar year 2005 are exceeding original estimates. Domestic E&P expenditures for calendar year 2005 are now forecast to be at approximately 17% over calendar year 2004 spending. On the international front, it is now expected that international E&P spending by the majors, independents and national E&P companies will rise approximately 13% over calendar year 2004 budgets and that increases are not limited to any one major oil and gas region. In addition, industry professionals also estimate that calendar year 2006 E&P spending is poised to be higher than that spent during calendar 2005 due to continuing strong demand for natural resources despite historically high crude oil prices and lofty natural gas prices.

Commodity prices for crude oil and natural gas are critical factors in E&P companies’ development of capital spending budgets. At the present time, commodity prices for natural gas remain at attractive levels despite increases in inventories during May and June 2005 which exceed five-year inventory averages. Domestic results of operations are primarily driven by natural gas exploration and production and, given the increase in inventory levels of natural gas, management cannot predict whether the recent increase in drilling activity will be sustained. Nevertheless, management is pleased by the developing strength in the offshore drilling market.

Historically, the company’s international results of operations have been primarily dependent on the supply and demand relationship for crude oil and, at present, crude oil prices are at historically high levels. The company’s first quarter fiscal 2006 international results of operations benefited from higher average day rates, stable utilization and an increase in the number of vessels operating internationally. Industry analysts are forecasting that demand for crude oil will likely remain strong throughout calendar year 2005 and into 2006 and expect future crude oil commodity prices to remain at attractive levels due to continuing high consumer demand, tight crude oil inventory supplies and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of the Organization of Petroleum Exporting Countries (OPEC). Management anticipates international vessel demand will continue to improve along with these market conditions.

Marine operating profit (loss) and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

	Quarter Ended June 30,		Quarter Ended March 31, 2005
(In thousands)	2005	2004
Vessel activity:
United States	$6,853	(3,974)	2,594
International	32,779	17,980	28,282

	39,632	14,006	30,876
Impairment of long-lived assets	—	—	(1,733)
Gain on sales of assets	1,634	6,433	1,462
Other marine services	2,064	1,381	1,492

Operating profit	$43,330	21,820	32,097

Equity in net earnings of unconsolidated companies	2,167	1,693	1,798
Interest and other debt costs	(2,362)	(1,374)	(2,183)
Corporate general and administrative	(4,534)	(3,432)	(4,324)
Other income	399	235	432

Earnings before income taxes	$39,000	18,942	27,820

U.S.-based vessel revenues for the first quarter of fiscal 2006 increased approximately 25% and 14% as compared to the first and fourth quarters of fiscal 2005, respectively, due to an increase in utilization and average day rates on the company’s deepwater, towing supply/supply and crew/utility class of vessels. The active towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, generated approximately 86% and 54% of the revenue growth as compared to the first and fourth quarters of fiscal 2005, respectively, while the company’s deepwater class of vessels contributed approximately 11% and 19% of revenue growth during the same comparative periods, respectively. Utilization rates on the towing supply/supply vessels increased approximately 23% and 9% as compared to the first and fourth quarters of fiscal 2005, respectively, while average day rates on this same class of vessel increased approximately 29% and 6%, respectively, during the same comparative periods. Utilization rates on the company’s deepwater class of vessels increased approximately 34% and 9% (reaching full capacity) as compared to the first and fourth quarters of fiscal 2005, respectively, while average day rates for the deepwater class of vessels increased approximately 19% and 7% during the same comparative periods, respectively. The company’s crew/utility class of vessels also had impressive results during the first quarter of fiscal 2006 as it experienced an increase in average day rates and utilization of approximately 27% and 18%, respectively, during the current quarter as compared to the first quarter of fiscal 2005. Current quarter utilization rates on the crew/utility class of vessels were comparable to the rates generated in the fourth quarter of fiscal 2005 while average day rates increased approximately 4% as compared to the fourth quarter of fiscal 2005.

Operating profit for the U.S.-based vessels increased approximately $10.8 million during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to higher revenues, lower vessel operating costs and due to a reduction in depreciation expense resulting from fewer vessels operating in the domestic market due to vessel sales and the redeployment of vessels to opportunities in international areas.

U.S.-based operating profit for the current quarter increased approximately 164%, or $4.3 million as compared to the fourth quarter of fiscal 2005 due to higher revenues.

International-based vessel revenues increased approximately 24% in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 due to higher average day rates on all vessel classes, an increase in the number of vessels operating internationally and an increase in utilization rates on the deepwater and towing supply/supply class of vessels. The company’s international deepwater class and towing supply/supply class of vessels generated approximately 36% and 51%, respectively, of the revenue growth during the comparative periods.

International-based vessel operating profit for the first quarter of fiscal 2006 increased approximately 82% as compared to the first quarter of fiscal 2005 due to higher revenues. Higher international-based revenues earned during the current quarter were partially offset by increases in vessel operating costs (primarily crew costs) and depreciation expense resulting from an increase in the number of vessels operating in the international market.

Current quarter international-based vessel revenues were up approximately 5% as compared to the revenue amounts earned in the fourth quarter of fiscal 2005 due to improved average day rates on most classes of international-based vessels. International-based operating profit increased approximately 16% for the first quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005 due to higher revenues and slightly lower general and administrative costs.

Gain on sales of assets for the first quarter of fiscal 2006 were lower than the same period in fiscal 2005 due to receiving lower sales prices on the mix of vessels sold.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and, as such, do not include vessels withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter periods ended June 30, 2005 and 2004 and for the quarter ended March 31, 2005:

	Quarter Ended June 30,		Quarter Ended March 31, 2005
	2005	2004
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	100.0%	74.9	91.6
Towing-supply/supply	62.4	50.7	57.1
Crew/utility	80.6	68.1	80.0
Offshore tugs	26.2	28.6	25.1
Total	61.5%	51.2	58.0
International-based fleet:
Deepwater vessels	85.5%	72.6	84.8
Towing-supply/supply	71.5	68.7	70.9
Crew/utility	75.2	75.1	75.7
Offshore tugs	57.5	64.1	61.6
Other	34.6	55.5	47.3
Total	70.9%	69.2	71.2
Worldwide fleet:
Deepwater vessels	87.4%	73.1	85.7
Towing-supply/supply	69.7	65.0	68.3
Crew/utility	76.5	73.2	76.7
Offshore tugs	48.4	50.2	51.3
Other	34.6	55.5	47.3
Total	69.0%	64.9	68.5

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$15,041	12,678	14,009
Towing-supply/supply	7,169	5,569	6,741
Crew/utility	3,843	3,035	3,689
Offshore tugs	9,191	7,385	9,648
Total	$7,104	5,736	6,735
International-based fleet:
Deepwater vessels	$13,850	12,680	13,165
Towing-supply/supply	6,728	6,050	6,561
Crew/utility	3,292	2,838	3,184
Offshore tugs	4,960	4,371	5,057
Other	2,939	1,579	1,418
Total	$6,648	5,723	6,372
Worldwide fleet:
Deepwater vessels	$14,029	12,680	13,279
Towing-supply/supply	6,803	5,972	6,591
Crew/utility	3,426	2,889	3,303
Offshore tugs	5,632	5,045	5,691
Other	2,939	1,579	1,418
Total	$6,730	5,726	6,433

The following table compares the average number of vessels by class and geographic distribution for the quarter periods ended June 30, 2005 and 2004 and for the quarter ended March 31, 2005:

	Quarter Ended June 30,		Quarter Ended March 31, 2005
	2005	2004
Domestic-based fleet:
Deepwater vessels	5	7	5
Towing-supply/supply	48	51	48
Crew/utility	19	24	19
Offshore tugs	17	24	16

Total	89	106	88

International-based fleet:
Deepwater vessels	33	30	33
Towing-supply/supply	202	196	201
Crew/utility	65	62	64
Offshore tugs	41	37	42
Other	9	12	12

Total	350	337	352

Owned or chartered vessels included in marine revenues	439	443	440
Vessels withdrawn from active service to be disposed	91	99	96
Joint-venture and other	31	27	31

Total	561	569	567

Included in total owned or chartered vessels at June 30, 2005 are 84 vessels that are “cold stacked” by the company. Each of the vessels require a certain level of repairs to return to service and market conditions will dictate the economic viability of returning these vessels to active service. The company continually assesses the market environment and moves vessels into and out of cold stack.

During the first quarter of fiscal 2006, the company took delivery of two anchor handling towing supply vessels and five crewboats and sold one anchor handling towing supply vessel, three platform supply vessels and four other type vessels.

During fiscal 2005, the company purchased three anchor handling towing supply vessels and one platform supply vessel. The company also took delivery of 11 newly-constructed vessels which included six anchor handling towing supply vessels, one platform supply vessel and four crewboats. Also during fiscal 2005, the company sold seven anchor handling towing supply vessels, one platform supply vessel, three offshore tugs, 10 crewboats and two other type vessels.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,		Quarter Ended March 31, 2005
(In thousands)	2005	2004
Personnel	$11,295	10,651	10,762
Office and property	3,058	2,945	3,403
Sales and marketing	1,081	1,070	1,120
Professional services	2,365	1,622	2,306
Other	1,460	1,314	1,788

	$19,259	17,602	19,379

General and administrative expenses have increased in the quarter ended June 30, 2005 as compared to the first quarter of fiscal 2005 due primarily to the amortization of restricted stock granted in March 2005, costs associated with the Sarbanes-Oxley Act of 2002 and improved international business. Current quarter general and administrative expenses were comparable to the costs incurred in the fourth quarter of fiscal 2005.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At June 30, 2005, $205.0 million of the company’s $300 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

During the first quarter, the company amended its $295 million revolving line of credit agreement. The amended agreement, which expires on May 18, 2010, increased the face amount of the facility from $295 million to $300 million and includes a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow for more flexibility in utilizing the facility.

Operating Activities

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the quarter ended June 30, 2005, net cash from operating activities was 27.1% higher, or $7.4 million, than the same period in fiscal 2005 due to higher net earnings partially offset by increases in accounts receivables.

Investing Activities

Investing activities for the quarter ended June 30, 2005 used $40.7 million of cash, which is net of $3.2 million of proceeds from the sale of assets. Additions to properties and equipment comprised of approximately $6.6 million in capitalized major repair costs, $36.2 million for the construction of offshore marine vessels and $1.1 million of other properties and equipment purchases. Investing activities for the quarter ended June 30, 2004 used $61.7 million of cash, which is net of $8.5 million of proceeds from the sale of assets. Additions to properties and equipment comprised of approximately $7.4 million in capitalized major repair costs, $0.4 million for vessel enhancements, $24.3 million for the construction of offshore marine vessels and $38.1 million for the acquisition of three vessels.

Financing Activities

Financing activities for the quarter ended June 30, 2005 provided $6.1 million of cash, which included $30.0 million of credit facility borrowings. Borrowings were offset primarily by repayments of debt of $15.0 million and $8.6 million of cash used for the quarterly payment of common stock dividends of $0.15 per share. Financing activities for the quarter ended June 30, 2004 provided $31.1 million of cash, which included $55.0 million of credit facility borrowings. Borrowings were offset primarily by repayments of debt of $15.0 million and $8.6 million of cash used for the quarterly payment of common stock dividends of $0.15 per share.

Vessel Construction and Acquisition Expenditures

The company currently has under construction two large anchor handling towing supply vessels that are capable of working in most deepwater markets of the world. A Chinese shipyard is constructing the vessels and scheduled deliveries have been substantially delayed. The shipbuilder has advised the company to expect, and the company expects, the two vessels to be delivered by the end of fiscal 2006. The total estimated cost for the vessels is approximately $79.8 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has fixed cost contracts supported by performance bonds with the shipyard and does not anticipate any cost overruns related to these vessels. As of June 30, 2005, $68.2 million has been expended on these two vessels.

The Chinese shipyard to date has delivered three deepwater anchor handling towing supply vessels for an approximate cost of $104.6 million. The first China-built deepwater vessel was delivered during the second quarter of fiscal 2005 and is currently fulfilling a charter hire agreement. The second and third deepwater anchor handlers were delivered in March and May 2005, respectively. The two vessels are currently being modified and outfitted by a second shipyard in preparation for long-term contracts that will commence by September 2005.

The company is also constructing eight anchor handling towing supply vessels varying in size from 5,000 brake horsepower (BHP) to 10,000 BHP. Four international shipyards are each constructing two vessels. Scheduled delivery for the eight vessels will begin in August 2005, with the last vessel scheduled for delivery October 2006. As of June 30, 2005, $46.1 million has been expended on the vessels of the total $108.3 million commitment cost.

The company is committed to the construction of two 220-foot, supply vessels for approximately $22.8 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the vessels which are capable of working in certain deepwater markets; however, these vessels will replace older supply vessels. Scheduled delivery of the two vessels is expected in January and July of 2006. As of June 30, 2005, $6.3 million has been expended on the two vessels.

The company is also committed to the construction of one 175-foot, state-of-the-art, fast, crew/supply boat and one water jet crewboat for an approximate total cost of $8.3 million. A U.S. shipyard is constructing the 175-foot crewboat, while a shipyard in Holland is constructing the water jet crew boat. Scheduled delivery of the 175-foot crewboat is expected in June 2006. The water jet crewboat is expected to be delivered in October 2005. As of June 30, 2005, $1.0 million has been expended on the two crewboats.

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2005:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 6/30/05	Number of Vessels	Total Cost Commitment	Expended Through 6/30/05
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	2	$79,753	$68,177
Replacement Fleet:
Anchor handling towing supply	—	—	—	8	$108,318	$46,107
Platform supply vessels	2	$22,806	$6,338	—	—	—
Crewboats:
Crewboats – 175-foot	1	$7,211	$353	—	—	—
Crewboats – Water Jets	—	—	—	1	$1,129	$610

Totals	3	$30,017	$6,691	11	$189,200	$114,894

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $219.2 million of capital commitments for vessels currently under construction the company has expended $121.6 million as of June 30, 2005.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $2.1 million interest capitalized for the quarter ended June 30, 2005, was approximately $2.4 million. Interest and debt costs, net of $2.6 million capitalized during the first quarter of fiscal 2005, was approximately $1.4 million. Total interest and debt costs incurred during the first quarter of fiscal 2006 were higher than the same period in fiscal 2005 due to higher debt. The relative-portion of interest cost capitalized during the current quarter was less than the same period in fiscal 2005 due to the reduction in the level of investments in the company’s new construction program during the comparative periods.

Other Liquidity Matters

While the company does not have any other commitments for new-build vessel contracts other than what is discussed in the “Vessel Construction and Acquisitions Expenditures” section above, the company anticipates that over the next several years, it will continue its vessel building and/or new vessel acquisition program in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will need to be replaced within the next several years. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows and borrowing capacities to fund over the next few years significant capital expenditures, primarily relating to the continuing replacement of the company’s international anchor handling towing supply vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to maintain the existing fleet and continue its vessel building program.

At the conclusion of its examination of the company’s income tax returns covering fiscal 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of the position taken. The company has received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal 1999 and 2000. Such assessment is due to the IRS disallowance of essentially all deductions related to FSC activity during this period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. The IRS has notified the company that it will soon begin an examination of its 2003 and 2004 federal income tax returns. The company also has additional ongoing examinations by state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse affect on the company’s financial position or results of operations.

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

In July 2005, the company announced the pending sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. All conditions precedent to close, including the receipt by Tidewater of a non-refundable 10% deposit and the deposit by the purchaser of the balance of the purchase price being deposited into an escrow account, have been completed and the transaction is expected to close shortly. The culmination of this transaction will result in an approximate $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per common share. The transaction will result in an approximate $112.0 million taxable gain, but no cash taxes will be due because of the availability of net operating loss carryforwards. The sales agreement also provides the company an opportunity, for an extended period of time, to operate the six vessels on behalf of the new owners for a fixed fee per vessel per day. The company expects to use a portion of the proceeds of the sale to repay $95.0 million of borrowings currently outstanding under the company’s revolving credit agreement.

In July 2005, the company’s board of directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Such repurchases will be made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchase. The repurchase program will end when all authorized funds have been expended or on June 30, 2006.

Off-Balance Sheet Arrangements

The company currently does not utilize any off-balance sheet arrangements with unconsolidated entities to enhance its liquidity and capital resource positions, or for any other purpose. Any future transactions involving off-balance sheet arrangements would be analyzed and disclosed by the company’s management.

Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2005, regarding these critical accounting policies.

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

At June 30, 2005, the company had $395.0 million of debt outstanding of which $95.0 million represents unsecured borrowings from the company’s revolving credit facility. The fair market value of borrowings under the revolving credit facility approximates the carrying value because the borrowings bear interest at variable market rates, which currently range from 3.90 to 4.17 percent. Monies were borrowed under the revolving credit facility to help finance the company’s new-build program previously disclosed. A one percentage point change in the market interest rate on the $95.0 million of borrowings from the company’s revolving credit facility at June 30, 2005 would change the company’s interest costs by approximately $1.0 million annually. The remaining $300 million represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2005 is estimated to be approximately $293.9 million.

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

The company had four currency spot contracts outstanding at June 30, 2005 totaling approximately $0.8 million that settled on July 1, 2005. The company had no spot contracts outstanding at June 30, 2004. The company had no derivative financial instruments outstanding at June 30, 2005 and 2004 that qualified as a hedge instrument.

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

ITEM 4. CONTROLS AND PROCEDURES

CEO and CFO Certificates

Included as exhibits to this Quarterly Report on Form 10-Q are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in the company’s internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 25 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated April 4, 2005 reported that the company issued a press release announcing that the prospective purchaser of up to six KMAR anchor handling vessels advised the company that it had not been successful in satisfying one of the closing conditions of the sale by the agreed date.

C.	The company’s report on Form 8-K dated April 26, 2005 reported the annual bonus payments to the company’s executive management under the 2005 Management Annual Incentive Plan and the annual bonus payment to the company’s Chief Executive Officer under the 2005 Executive Officer Annual Incentive Plan.

D.	The company’s report on Form 8-K dated April 27, 2005 reported that the company issued a press release reporting the company’s results of operations for the quarter and year ended March 31, 2005.

E.	The company’s report on Form 8-K dated April 28, 2005 reported that the company provided the consolidated statement of cash flows for the years ended March 31, 2005, 2004 and 2003 along with the transcript of the company’s analyst conference call discussing its fiscal 2005 fourth quarter and year end financial results which was held on April 27, 2005.

F.	The company’s report on Form 8-K dated May 18, 2005 reported that the company and certain of its subsidiaries entered into First Amendment and Restated Revolving Credit Agreement dated May 18, 2005 with Fleet National Bank, JPMorgan Chase Bank, N.A., Royal Bank of Canada and Wells Fargo, N.A. as well as other certain lenders.

G.	The company’s report on Form 8-K dated May 26, 2005 reported the following three items: (1) the company’s Compensation Committee established award opportunities and performance measures for the company’s Chief Executive Officer under the company’s Executive Officer Annual Incentive Plan for the fiscal year 2006; (2) the company’s Compensation Committee established award opportunities and performance measures for the company’s executive officers under the company’s Management Annual Incentive Plan for fiscal year 2006; and (3) the Board of Directors of the company approved an amendment to the Bylaws of the Company to change the current majority vote standard for director elections to a plurality vote standard.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: July 26, 2005	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and Chief Executive Officer

Date: July 26, 2005	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: July 26, 2005	/s/ Joseph M. Bennett
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