Form 10-Q
period 2005-09-30
TIDEWATER INC
filed 2005-10-27
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 1-6311

Tidewater Inc

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

601 Poydras St., Suite 1900

New Orleans, Louisiana 70130

(Address of principal executive offices, including zip code)

(504) 568-1010

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

57,472,888 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 7, 2005. Excluded from the calculation of shares outstanding at October 7, 2005 are 3,016,306 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	September 30, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$125,713	15,376
Trade and other receivables, net	213,082	169,784
Marine operating supplies	36,459	38,959
Other current assets	6,467	3,837

Total current assets	381,721	227,956

Investments in, at equity, and advances to unconsolidated companies	34,155	32,074
Properties and equipment:
Vessels and related equipment	2,412,698	2,483,970
Other properties and equipment	49,449	48,512

	2,462,147	2,532,482
Less accumulated depreciation and amortization	1,103,620	1,080,296

Net properties and equipment	1,358,527	1,452,186

Goodwill	328,754	328,754
Other assets	132,141	172,203

Total assets	$2,235,298	2,213,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	83,047	82,261
Accrued property and liability losses	9,119	9,286
Income taxes payable	2,090	695

Total current liabilities	94,256	92,242

Long-term debt	300,000	380,000
Deferred income taxes	181,634	184,410
Accrued property and liability losses	34,117	34,778
Other liabilities and deferred credits	89,596	79,041
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,489,194 shares at September and 60,718,231 shares at March	6,049	6,072
Other stockholders’ equity	1,529,646	1,436,630

Total stockholders’ equity	1,535,695	1,442,702

Total liabilities and stockholders’ equity	$2,235,298	2,213,173

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Vessel revenues	$198,230	161,206	383,622	311,000
Other marine revenues	6,121	5,621	12,896	13,944

	204,351	166,827	396,518	324,944

Costs and expenses:
Vessel operating costs	106,005	98,261	212,215	196,825
Costs of other marine revenues	4,934	4,093	9,524	10,907
Depreciation and amortization	26,614	24,713	52,951	48,638
General and administrative	19,433	17,702	38,692	35,304
Gain on sales of assets	(68,553)	(1,247)	(70,187)	(7,680)

	88,433	143,522	243,195	283,994

	115,918	23,305	153,323	40,950
Other income (expenses):
Foreign exchange gain	411	13	1,019	450
Equity in net earnings of unconsolidated companies	2,715	1,639	4,882	3,332
Minority interests	28	53	5	13
Interest and miscellaneous income	1,612	611	2,817	1,192
Interest and other debt costs	(1,911)	(1,636)	(4,273)	(3,010)

	2,855	680	4,450	1,977

Earnings before income taxes	118,773	23,985	157,773	42,927
Income taxes	36,581	7,676	46,721	13,737

Net earnings	$82,192	16,309	111,052	29,190

Earnings per common share	$1.44	.29	1.94	.51

Diluted earnings per common share	$1.42	.29	1.93	.51

Weighted average common shares outstanding	57,189,133	56,937,688	57,209,995	56,919,397
Incremental common shares from stock options	545,266	142,302	448,182	114,583

Adjusted weighted average common shares	57,734,399	57,079,990	57,658,177	57,033,980

Cash dividends declared per common share	$.15	.15	.30	.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net cash provided by operating activities	$65,797	32,644	100,105	59,644

Cash flows from investing activities:
Proceeds from sales of assets	188,275	1,216	191,485	9,762
Additions to properties and equipment	(35,931)	(44,160)	(79,805)	(114,449)

Net cash provided by (used in) investing activities	152,344	(42,944)	111,680	(104,687)

Cash flows from financing activities:
Borrowings	—	30,000	30,000	85,000
Principal payments on debt	(95,000)	(15,000)	(110,000)	(30,000)
Proceeds from issuance of common stock	4,762	1,994	4,878	2,026
Common stock repurchases	(8,691)	—	(8,691)	—
Cash dividends	(8,648)	(8,559)	(17,277)	(17,115)
Other	6	(349)	(358)	(685)

Net cash (used in) provided by financing activities	(107,571)	8,086	(101,448)	39,226

Net change in cash and cash equivalents	110,570	(2,214)	110,337	(5,817)
Cash and cash equivalents at beginning of period	15,143	14,033	15,376	17,636

Cash and cash equivalents at end of period	$125,713	11,819	125,713	11,819

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,162	7,254	8,051	7,867
Income taxes	$6,279	6,704	11,941	13,277

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Financial Statements

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s 2005 Annual Report on Form 10-K

Certain previously reported amounts have been reclassified to conform to the quarter and six-month period ended September 30, 2005 financial statement presentation.

(2)	Stockholders’ Equity

At September 30, 2005 and March 31, 2005, 3,028,306 and 3,201,352 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)	Common Stock Repurchase Program

In July 2005, the company’s board of directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases will be made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The repurchase program will end when all authorized funds have been expended or on June 30, 2006. As of September 30, 2005, the company spent $8.7 million for the repurchase and cancellation of 220,000 common shares. At September 30, 2005, approximately $111.3 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

(4)	Stock-Based Compensation

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

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except share data)	2005	2004	2005	2004
Net earnings as reported	$82,192	16,309	111,052	29,190
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	$591	301	1,177	601
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	$(1,211)	(1,491)	(2,410)	(3,107)

Pro forma net earnings	$81,572	15,119	109,819	26,684

Earnings per common share:
As reported	$1.44	.29	1.94	.51
Pro forma	$1.43	.27	1.92	.47
Diluted earnings per common share:
As reported	$1.42	.29	1.93	.51
Pro forma	$1.41	.26	1.90	.47

(5)	Income Taxes

The effective tax rate applicable to pre-tax earnings for the quarter and six-month periods ended September 30, 2005 was 30.8% and 29.6%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and six-month periods ended September 30, 2004 was 32%. The effective tax rate in the current quarter and six-month period is lower than during the same period in fiscal 2005 as a result of the provisions of the American Jobs Creation Act of 2004 which reduced taxes on earnings of most non-U.S. subsidiaries considered indefinitely reinvested abroad.

(6)	Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.8 million to the defined benefit pension plan during the quarter ended June 30, 2005, which satisfied its fiscal 2006 annual funding requirement. The company did not make a contribution to the defined benefit pension plan during the quarter ended September 30, 2005 and does not expect to make a contribution during the remainder of the fiscal year.

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

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Pension Benefits:
Service cost	$190	177	380	348
Interest cost	883	851	1,765	1,678
Expected return on plan assets	(613)	(649)	(1,226)	(1,280)
Amortization of prior service cost	22	24	44	48
Recognized actuarial loss	237	214	474	422

Net periodic benefit cost	$719	617	1,437	1,216

Other Benefits:
Service cost	$503	341	1,006	878
Interest cost	591	456	1,182	1,174
Amortization of prior service cost	(4)	(5)	(8)	(12)
Recognized actuarial loss	127	110	254	280

Net periodic benefit cost	$1,217	902	2,434	2,320

(7)	Sale of KMAR 404 Class of Vessels

On July 26, 2005, the company completed the sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The culmination of this transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The sales agreement provided the company an opportunity, for an extended period of time, to operate the six vessels in certain geographic markets on behalf of the new owners for a fixed administrative fee per vessel per day. The company used a portion of the proceeds of the sale to repay $95.0 million of outstanding borrowings under the company’s revolving credit agreement.

(8)	Contingencies

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of their position taken. The company has also received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is due to the IRS disallowance of essentially all deductions related to FSC activity during this period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. The IRS has begun an examination of the company’s 2003 and 2004 federal income tax returns. The company also has additional ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse affect on the company’s financial position or results of operations.

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of a 234 million sterling, or approximately $433 million, total fund deficit as estimated by the MNOPF actuary, that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense in the September 2005 quarter. As allowed by the terms of the assessment, only approximately $.5 million of the invoiced amount was paid during the quarter, with the remainder, including interest charges, to be paid in annual installments over nine years.

It is possible that the fund’s trustee may issue additional invoices to the company for additional amounts in the future for various reasons, including the results of future fund valuation reports and the ability of other assessed parties to contribute their respective allocations.

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

(9)	New Accounting Pronouncements

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

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Houston, Texas

October 26, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; level of fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications; acts of terrorism; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

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

General Market Conditions and Results of Operations

The company’s vessels provide a diverse range of services and equipment to the offshore energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs consist primarily of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors that affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are done during seasonally slow periods to minimize any impact on vessel operations and are only done if economically justified, given the vessel’s age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet for the quarters and six-month periods ended September 30, 2005 and 2004 and for the quarter ended June 30, 2005. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2005	2004	2005	2004	2005
Revenues:
Vessel revenues:
United States	$40,718	29,801	76,000	58,035	35,282
International	157,512	131,405	307,622	252,965	150,110

	198,230	161,206	383,622	311,000	185,392
Other marine revenues	6,121	5,621	12,896	13,944	6,775

	$204,351	166,827	396,518	324,944	192,167

Operating costs:
Vessel operating costs:
Crew costs	$61,926	57,254	120,883	109,887	58,957
Repair and maintenance	16,793	17,528	36,589	37,547	19,796
Insurance and loss reserves	2,628	2,757	8,152	8,344	5,524
Fuel, lube and supplies	10,932	9,440	20,365	19,571	9,433
Other	13,726	11,282	26,226	21,476	12,500

	106,005	98,261	212,215	196,825	106,210
Costs of other marine revenues	4,934	4,093	9,524	10,907	4,590

	$110,939	102,354	221,739	207,732	110,800

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

As a result of the uncertainty of an individual customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $5.8 million of billings as of September 30, 2005 ($1.6 million of billings as of March 31, 2005), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s domestic results of operations for the first half of fiscal 2006 benefited from strong industry fundamentals which translated into higher utilization and average day rates for the company’s domestic-based vessel fleet. Prospects for growth in the offshore drilling market in the Gulf of Mexico have shown significant improvements during the past year. However, Hurricanes Katrina and Rita have caused significant damage to the energy industry infrastructure in the Gulf of Mexico and along the U.S. Gulf Coast resulting in a significant interruption in oil and gas production in the Gulf of Mexico. At present time it is unclear when production will return to pre-storm levels. Pre-storm offshore rig demand improved greatly and drilling activity was forecast to remain at improved levels for the remainder of calendar year 2005 and well into 2006. The exploration and production companies have contracted offshore drilling rigs for longer durations than in past periods due to concerns over rig availability in the domestic market. The market for offshore support vessels tightened as drilling operators discovered that offshore vessels currently in service are in short supply. The Gulf of Mexico supply boat market still has a significant number of vessels stacked that could resume active status, but only after expenditures to drydock and re-certify the vessels. It is estimated that about five percent of the drilling rigs operating in the Gulf sustained damage due to Hurricane Katrina. Analyst reports indicate that little drilling and production was underway in the Gulf during the month of September 2005 as damage assessments, personnel relocation and repairs took place. The company did not experience any injuries to its personnel or damage or interruption of service to its fleet of vessels serving the offshore oil and gas industry in the Gulf of Mexico due to Hurricanes Katrina and Rita. The aftermath of the storms did not have any material impact on the company’s ability to respond to customer needs or to its ability to fulfill contract commitments. Demand for the company’s available domestic-based vessels prior to the two storms was strong and business has been brisk since the storms, with charter rates for new business escalating to levels not seen since the last upturn in fiscal year 2001.

Commodity prices for crude oil and natural gas spiked on the news that the two storms devastated the Gulf Coast and caused damage to the oil and gas infrastructure. At the present time, commodity prices for natural gas are at historically high levels and inventories for the resource have tightened due to production shut-ins. Domestic results of operations are primarily driven by natural gas exploration and production and, given the present supply/demand fundamentals and damage sustained to the offshore oil and gas infrastructure, management anticipates its vessels to be in high demand in the Gulf of Mexico for the near term while repairs are made to offshore pipelines and platforms. While the repair work in the Gulf of Mexico is expected to keep domestic-based vessel demand high for the near term, the offshore rig count in the Gulf of Mexico remains relatively depressed as compared to past up cycles. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and the company does not anticipate that the number of rigs drilling in the Gulf of Mexico will change dramatically in the foreseeable future. Over the longer term, the company’s domestic-based fleet will be influenced more by the active offshore rig count than by any other single outside influence.

Historically, the company’s international results of operations have been primarily dependent on the supply and demand relationship for crude oil and crude oil prices are at historically high levels. The company’s international results of operations for the first half of fiscal 2006 benefited from higher average day rates, stable utilization and an increase in the number of vessels operating internationally. Industry analysts are forecasting that demand for crude oil will likely remain strong throughout calendar year 2005 and into 2006 and expect future crude oil commodity prices to remain at high levels due to strong consumer demand, tight crude oil inventory supplies and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of the Organization of Petroleum Exporting Countries (OPEC). Management anticipates international vessel demand will continue to improve along with these market conditions.

Marine operating profit (loss) and other components of earnings before income taxes for the quarters and six-month periods ended September 30, 2005 and 2004 and for the quarter ended June 30, 2005 consist of the following:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2005	2004	2005	2004	2005
Vessel activity:
United States	$12,996	2,779	19,849	(1,195)	6,853
International	38,357	21,765	71,136	39,745	32,779

	51,353	24,544	90,985	38,550	39,632
Gain on sales of assets	68,553	1,245	70,187	7,678	1,634
Other marine services	1,057	1,400	3,121	2,781	2,064

Operating profit	120,963	27,189	164,293	49,009	43,330

Equity in net earnings of unconsolidated companies	2,715	1,639	4,882	3,332	2,167
Interest and other debt costs	(1,911)	(1,636)	(4,273)	(3,010)	(2,362)
Corporate general and administrative	(4,029)	(3,489)	(8,563)	(6,921)	(4,534)
Other income	1,035	282	1,434	517	399

Earnings from continuing operations Before income taxes	$118,773	23,985	157,773	42,927	39,000

U.S.-based vessel revenues for the quarter and six-month period ended September 30, 2005 increased 37% and 31%, respectively, as compared to the same periods in fiscal year 2005, due to an increase in utilization of the company’s deepwater, towing supply/supply and crew/utility classes of vessels and an increase in average day rates on all classes of vessels operating in the domestic market. Active towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, generated approximately 52% and 66% of the revenue growth for the quarter and six-months ended September 30, 2005, respectively, as compared to the same periods in fiscal year 2005. The company’s deepwater class of vessels contributed approximately 24% and 19% of revenue growth during the same comparative periods, respectively, while the crew/utility class contributed 15% and 15% of the revenue growth during the same comparative periods, respectively.

Utilization rates on the domestic-based towing supply/supply vessels increased approximately 11% and 17% for the quarter and six-month period ended September 30, 2005, respectively, as compared to the same periods in fiscal year 2005, while average day rates on this same class of vessel increased approximately 31% and 30% during the same comparative periods, respectively. Utilization rates on the company’s domestic-based deepwater class of vessels increased approximately 4% and 18% (almost reaching full capacity) for the quarter and six-month period ended September 30, 2005, respectively, as compared to the same periods in fiscal year 2005. Average day rates for the deepwater class of vessels increased approximately 39% and 29% from the same comparative periods, respectively. Utilization rates on the company’s domestic-based crew/utility class of vessels increased approximately 8% and 13% for the quarter and six-month period ended September 30, 2005, respectively, as compared to the same periods in fiscal year 2005. Average day rates for the crew/utility class of vessels increased approximately 26% and 27% from the same comparative periods, respectively.

U.S.-based operating profit for the quarter ended September 30, 2005 increased approximately $10.2 million as compared to the same period in fiscal year 2005 primarily due to higher revenues. U.S.-based operating profit for the six-month period ended September 30, 2005 increased approximately $21.0 million as compared to the same period in fiscal year 2005 primarily due to higher revenues and lower depreciation expense resulting from fewer vessels operating in the domestic market due to vessel sales and the redeployment of vessels to opportunities in international areas.

Current quarter U.S.-based vessel revenues increased approximately 15% as compared to the previous quarter due to higher average day rates on all vessel classes operating in the domestic market. U.S.-based operating profit for the current quarter increased approximately $6.1 million as compared to the previous quarter due to higher revenues.

The company’s main operational base in Amelia, Louisiana was unaffected by Hurricanes Katrina and Rita except for power and telephone outages. The company’s corporate headquarters located in New Orleans, Louisiana did not sustain any damage and is accessible for business; however it may not be occupied for the next few months as a result of significant damage to the surrounding area due to the storms. The company continues to operate fully under its emergency preparedness plan with its senior management group operating from temporary offices in Houston, Texas while other essential New Orleans-based personnel continue to work from the company’s Houston, Texas or Amelia, Louisiana locations. The company maintains insurance against property damage, including extra-expense coverage which covers costs incurred to continue as nearly as practicable the normal operations of the business. The company’s shipyard, Quality Shipyards, LLC located in Houma, Louisiana also did not sustain any damage. All international operations of the company were unaffected by the two storms.

International-based vessel revenues increased approximately 20% and 22% for the quarter and six-month period ended September 30, 2005, respectively, as compared to the same periods in fiscal year 2005 due to higher average day rates on all vessel classes and an increase in the number of vessels operating internationally. The company’s international deepwater class, towing supply/supply class and crew/utility class of vessels generated approximately 18%, 73% and 13%, respectively, of the revenue growth during the quarter ended September 30, 2005 and generated approximately 28%, 62% and 11%, respectively, of the revenue growth for the six-month period ended September 30, 2005 as compared to the same periods in fiscal year 2005.

International-based vessel operating profit increased 76% and 79%, for the quarter and six-month period ended September 30, 2005, respectively, as compared to the same periods in fiscal year 2005 primarily due to higher revenues which were partially offset by increases in vessel operating costs (primarily crew cost as a result of the additional United Kingdom multi-employer retirement fund expense) and depreciation expense resulting from an increase in the number of vessels operating in the international market.

Current quarter international-based vessel revenues increased approximately 5% as compared to the previous quarter due to an increase in average day rates on all classes of vessels operating in the international market. International-based vessel operating profit for the current quarter increased 17% as compared to the previous quarter due to higher revenues.

Gain on sales of assets for the first half of fiscal 2006 increased significantly as compared to the same period in fiscal 2005 due to the July 26, 2005 sale of six KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The sales agreement provides the company an opportunity, for an extended period of time, to operate the six vessels on behalf of the new owners for a fixed fee per vessel per day. The company used a portion of the proceeds of the sale to repay $95.0 million of outstanding borrowings under the company’s revolving credit agreement.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and, as such, do not include vessels withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter and six months ended September 30, 2005 and 2004 and the quarter ended June 30, 2005:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2005	2004	2005	2004	2005
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	97.9%	94.1	98.9	83.6	100.0
Towing-supply/supply	60.6	54.6	61.5	52.7	62.4
Crew/utility	86.6	80.3	83.7	73.8	80.6
Offshore tugs	26.4	29.3	26.3	28.9	26.2
Total	61.9%	57.4	61.7	54.2	61.5
International-based fleet:
Deepwater vessels	82.7%	87.9	84.2	80.5	85.5
Towing-supply/supply	72.1	68.5	71.8	68.6	71.5
Crew/utility	74.1	74.0	74.6	74.6	75.2
Offshore tugs	46.4	68.3	52.0	66.3	57.5
Other	35.7	49.4	35.1	52.5	34.6
Total	69.6%	70.6	70.3	69.9	70.9
Worldwide fleet:
Deepwater vessels	85.2%	89.0	86.3	81.0	87.4
Towing-supply/supply	69.9	65.7	69.8	65.3	69.7
Crew/utility	76.9	75.6	76.7	74.4	76.5
Offshore tugs	40.3	55.6	44.3	52.9	48.4
Other	35.7	49.4	35.1	52.5	34.6

Total	68.0%	67.7	68.5	66.3	69.0

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$17,456	12,577	16,311	12,626	15,041
Towing-supply/supply	7,569	5,794	7,369	5,685	7,169
Crew/utility	4,238	3,357	4,052	3,200	3,843
Offshore tugs	11,110	7,566	10,185	7,463	9,191
Total	$7,814	5,909	7,468	5,823	7,104
International-based fleet:
Deepwater vessels	$15,592	11,847	14,657	12,210	13,850
Towing-supply/supply	7,121	6,202	6,928	6,127	6,728
Crew/utility	3,306	2,742	3,299	2,790	3,292
Offshore tugs	5,847	4,559	5,352	4,472	4,960
Other	3,536	1,262	3,228	1,431	2,939
Total	$7,046	5,874	6,846	5,801	6,648
Worldwide fleet:
Deepwater vessels	$15,933	11,959	14,935	12,284	14,029
Towing-supply/supply	7,194	6,134	7,001	6,054	6,803
Crew/utility	3,547	2,904	3,488	2,896	3,426
Offshore tugs	6,914	5,074	6,218	5,060	5,632
Other	3,536	1,262	3,228	1,431	2,939

Total	$7,191	5,881	6,961	5,805	6,730

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30, 2005 and 2004 and for the quarter ended June 30, 2005:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2005	2004	2005	2004	2005
Domestic-based fleet:
Deepwater vessels	6	6	5	6	5
Towing-supply/supply	48	50	48	51	48
Crew/utility	20	20	20	22	19
Offshore tugs	18	19	17	22	17

Total	92	95	90	101	89

International-based fleet:
Deepwater vessels	29	31	31	31	33
Towing-supply/supply	205	198	204	197	202
Crew/utility	67	63	66	63	65
Offshore tugs	40	40	41	38	41
Other	8	12	8	12	9

Total	349	344	350	341	350

Owned or chartered vessels included in marine revenues	441	439	440	442	439
Vessels withdrawn from active service	85	96	88	97	91
Joint-venture and other	31	31	31	31	31

Total	557	566	559	570	561

Included in total owned or chartered vessels for the quarter and six-month period ended September 30, 2005 are approximately 80 vessels that are “cold stacked” by the company. Each of the vessels require a certain level of repairs to return to service and market conditions will dictate the economic viability of returning these vessels to active service. The company continually assesses the market environment and moves vessels into and out of cold stack.

During the first half of fiscal 2006, the company took delivery of seven anchor handling towing supply vessels and six crewboats and sold seven anchor handling towing supply vessels, seven platform supply vessels, one offshore tug and four other type vessels.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and six-month periods ended September 30, 2005 and 2004 and for the quarter ended June 30, 2005 were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2005	2004	2005	2004	2005
Personnel	$12,008	10,304	23,303	20,955	11,295
Office and property	2,974	3,240	6,032	6,185	3,058
Sales and marketing	1,240	1,208	2,321	2,278	1,081
Professional services	2,117	1,548	4,482	3,170	2,365
Other	1,094	1,402	2,554	2,716	1,460

	$19,433	17,702	38,692	35,304	19,259

General and administrative expenses for the quarter ended September 30, 2005 as compared to the same period in fiscal 2005 were higher due primarily to the amortization of restricted stock granted in March 2005, costs associated with the Sarbanes-Oxley Act of 2002 and an improved business environment. Current quarter general and administrative expenses were comparable to the costs incurred in the first quarter of fiscal 2006.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At September 30, 2005, all of the company’s $300 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

During the first quarter of fiscal 2006, the company amended its $295 million revolving line of credit agreement. The amended agreement, which expires on May 18, 2010, increased the face amount of the facility from $295 million to $300 million and includes a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow for more flexibility in utilizing the facility.

In July 2005, the company’s board of directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases will be made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The repurchase program will end when all authorized funds have been expended or on June 30, 2006. As of September 30, 2005, the company spent $8.7 million for the repurchase and cancellation of 220,000 common shares. At September 30, 2005, approximately $111.3 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

Operating Activities

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the six months ended September 30, 2005, net cash from operating activities was considerably higher than the same period in fiscal 2005 due to higher net earnings partially offset by increases in accounts receivables.

Investing Activities

Investing activities for the six months ended September 30, 2005 provided $111.7 million of cash, which is primarily attributed to the net of $191.5 million of proceeds from the sale of assets. Additions to properties and equipment were comprised of approximately $12.3 million in capitalized major repair costs, $66.3 million for the construction of offshore marine vessels and $1.2 million of other properties and equipment purchases.

Investing activities for the six months ended September 30, 2004 provided $104.7 million of cash, which is net of $9.8 million of proceeds from the sale of assets. Additions to properties and equipment were comprised of approximately $15.3 million in capitalized major repair costs, $.5 million for vessel enhancements, $60.6 million for the construction of offshore marine vessels and $38.3 million for the acquisition of three vessels.

Financing Activities

Financing activities for the six months ended September 30, 2005 used $101.4 million of cash, which included $30.0 million of credit facility borrowings. Borrowings were offset primarily by repayments of debt of $110.0 million, repurchase of common stock of $8.7 million and $17.3 million of cash used for quarterly payment of common stock dividends of $0.15 per share.

Financing activities for the six months ended September 30, 2004 provided $39.2 million of cash, which included $85 million of credit facility borrowings. Borrowings were offset primarily by repayments of debt of $30 million and $17.1 million of cash used for quarterly payment of common stock dividends of $0.15 per share.

Vessel Construction and Acquisition Expenditures

The company currently has under construction one large anchor handling towing supply vessel that is capable of working in most deepwater markets of the world. A Chinese shipyard is constructing the vessel and scheduled delivery has been substantially delayed. The shipbuilder has advised the company to expect, and the company expects, the vessel to be delivered by the end of fiscal 2006. The total estimated cost for the vessel is approximately $40.7 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The company has a fixed cost contract supported by performance bonds with the shipyard and does not anticipate any cost overruns related to the vessel. As of September 30, 2005, $34.5 million has been expended on the vessel.

The Chinese shipyard to date has delivered four deepwater anchor handling towing supply vessels for an approximate cost of $145.2 million. The first China-built deepwater vessel was delivered during the second quarter of fiscal 2005 and is currently fulfilling a charter hire agreement. The second, third and fourth deepwater anchor handlers were delivered in March, May and August 2005, respectively. The second and third anchor handlers began fulfilling charter hires in September 2005 and the fourth vessel is currently being outfitted by a second shipyard and will be ready for charter hire in November 2005.

The company is also constructing five anchor handling towing supply vessels varying in size from 5,000 brake horsepower (BHP) to 10,000 BHP. One international shipyard is constructing two vessels while three different international shipyards are each constructing one vessel. Scheduled delivery for the five vessels will begin in October 2005, with the last vessel scheduled for delivery

October 2006. As of September 30, 2005, $36.2 million has been expended on the vessels of the total $73.7 million commitment cost.

The company is committed to the construction of two 220-foot, supply vessels for approximately $22.8 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the vessels which are capable of working in certain deepwater markets; however, these vessels will replace older shallow water supply vessels. Scheduled delivery of the two vessels is expected in January and August of 2006. As of September 30, 2005, $9.5 million has been expended on the two vessels.

The company is also committed to the construction of one 175-foot, state-of-the-art, fast, crew/supply boat and one tugboat for an approximate total cost of $14.9 million. A U.S. shipyard is constructing the 175-foot crewboat, while an international shipyard is constructing the tugboat. Scheduled delivery of the 175-foot crewboat is expected in June 2006. The tugboat is expected to be delivered in January of 2007. As of September 30, 2005, $0.4 million has been expended on these two vessels.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of September 30, 2005:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 9/30/05	Number of Vessels	Total Cost Commitment	Expended Through 9/30/05
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	1	$40,690	$34,496
Replacement Fleet:
Anchor handling towing supply	—	—	—	5	$73,762	$36,178
Platform supply vessels	2	$22,774	$9,469	—	—	—
Crewboats:
Crewboats – 175-foot	1	$7,214	$357	—	—	—
Offshore Tugs:
Tugboat	—	—	—	1	$7,637	$0

Totals	3	$29,988	$9,826	7	$122,089	$70,674

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $152.1 million of capital commitments for vessels currently under construction the company has expended $80.5 million as of September 30, 2005.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2005, was approximately $1.9 million and $4.3 million, respectively. Interest costs capitalized for the quarter and six-month period ended September 30, 2005 was approximately $1.9 million and $4.0 million, respectively. Total interest and debt costs incurred during the first half of fiscal 2006 were higher than the same period in fiscal year 2005 due to higher debt. The relative-portion of interest cost capitalized during the current quarter was less than the same period in fiscal year 2005 due to the reduction in the level of investments in the company’s new construction program during the comparative periods.

Other Liquidity Matters

While the company does not have any other commitments for new-build vessel contracts other than what is discussed in the “Vessel Construction and Acquisitions Expenditures” section above, the company anticipates that over the next several years, it will continue to build, acquire or lease newer vessels in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 20 years of age and will need to be replaced within the next several years. In addition to age, market conditions will also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels, with emphasis on the international anchor handling towing supply vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to continue its fleet replacement.

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of their position taken. The company has received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is due to the IRS disallowance of essentially all deductions related to FSC activity during this period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. The IRS has begun an examination of the company’s 2003 and 2004 federal income tax returns. The company also has additional ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse affect on the company’s financial position or results of operations.

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of a 234 million sterling, or approximately $433 million, total fund deficit as estimated by the MNOPF actuary, that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense in the September 2005 quarter. As allowed by the terms of the assessment, only approximately $.5 million of the invoiced amount was paid during the quarter, with the remainder, including interest charges, to be paid in annual installments over nine years.

It is possible that the fund’s trustee may issue additional invoices to the company for additional amounts in the future for various reasons, including the results of future fund valuation reports and the ability of other assessed parties to contribute their respective allocations.

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

At September 30, 2005, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The fair value of this debt at September 30, 2005 is estimated to be approximately $286.2 million.

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

The company had no currency spot contracts or forward derivative financial instruments outstanding as of September 30, 2005.

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk on all contracts denominated in foreign currencies. The company does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

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

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2005, the company’s board of directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases will be made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The repurchase program will end when all authorized funds have been expended or on June 30, 2006. As of September 30, 2005, the company spent $8.7 million for the repurchase and cancellation of 220,000 common shares. At September 30, 2005, approximately $111.3 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

The following table summarizes the stock repurchase activity for the three months ending September 30, 2005 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2005 - July 31, 2005	—	$—	—	$120,000,000
August 1, 2005 - August 31, 2005	220,000	39.51	220,000	111,308,580
September 1, 2005 - September 30, 2005	—	—	—	111,308,580

Total	220,000	$39.51	220,000

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Shareholders of the Company was held on July 21, 2005. A total of 55,681,036 of the Company’s shares were present or represented by proxy at the meeting. This represented more than 92% of the eligible voting shares. At the meeting, the Company’s shareholders took the following actions:

1.	Elected the following two directors for terms to expire at the 2008 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

Name	For	Withheld
Richard A. Pattarozzi	52,331,495	3,349,541
Jack E. Thompson	54,344,950	1,336,086

The directors whose term of office as a director continued after the meeting are:

Arthur R. Carlson

Richard T. du Moulin

J. Wayne Leonard

Jon C. Madonna

Paul W. Murrill

William C. O’Malley

Richard A. Pattarozzi

Dean E. Taylor

Jack E. Thompson

2.	The selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2006 was ratified with 55,234,428 votes cast for, 408,187 votes against and 38,421 abstentions.

3.	A stockholder proposal regarding amendment of the Company’s bylaws by adding Section A.1 (Executive Compensation) was not approved with 4,689,315 votes cast for, 42,980,129 votes cast against, 831,889 abstentions, and 7,179,703 non-votes.

4.	A stockholder proposal requesting that the Company’s Board of Directors to take action to declassify the Board and elect all directors annually was approved with 33,068,834 votes cast for, 15,171,468 votes against, 261,031 abstentions, and 7,179,703 non-votes. Although it will evaluate the request from time to time, the Board continues to believe that a classified Board best serves the interests of the company and its stockholders.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 29 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated July 21, 2005 reported that the company issued a press release announcing the company’s fiscal 2006 first quarter net earnings, the time and date of the earnings conference call, and the announcement of the availability of the delayed webcast presentation of the company’s annual stockholders’ meeting.

C.	The company’s report on Form 8-K dated July 25, 2005 reported that the company issued a press release reporting the pending sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels for $188.0 million.

D.	The company’s report on Form 8-K dated July 26, 2005 reported that the company issued an earnings release announcing its financial results for the quarter ended June 30, 2005.

E.	The company’s report on Form 8-K dated July 26, 2005 reported that the company provided a transcript from the company’s July 26, 2005 analyst conference call discussing its financial results for the quarter ended June 30, 2005.

F.	The company’s report on Form 8-K dated September 1, 2005 reported that the company had not experienced any damage or interruption of service to its fleet of vessels serving the offshore oil and gas industry in the Gulf of Mexico due to Hurricane Katrina.

G.	The company’s report on Form 8-K dated September 6, 2005 reported that the company furnished a slide presentation to investors at the Lehman Brothers 2005 CEO Energy/Power Conference in New York, NY and a transcript to the presentation at the Lehman Brothers 2005 CEO Energy/Power Conference held in New York, NY.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: October 27, 2005	/s/ Dean E. Taylor
Dean E. Taylor Chairman of the Board, President and Chief Executive Officer

Date: October 27, 2005	/s/ J. Keith Lousteau
J. Keith Lousteau Executive Vice President and Chief Financial Officer

Date: October 27, 2005	/s/ Joseph M. Bennett
Joseph M. Bennett Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

EXHIBIT INDEX

Exhibit Number
15	Letter re Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.