Form 10-Q
period 2005-12-31
TIDEWATER INC
filed 2006-01-24
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

57,576,115 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 6, 2006. Excluded from the calculation of shares outstanding at January 6, 2006 are 2,912,692 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31, 2005	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$167,064	15,376
Trade and other receivables, net	232,148	169,784
Marine operating supplies	40,351	38,959
Other current assets	4,437	3,837

Total current assets	444,000	227,956

Investments in, at equity, and advances to unconsolidated companies	35,240	32,074
Properties and equipment:
Vessels and related equipment	2,442,080	2,483,970
Other properties and equipment	50,047	48,512

	2,492,127	2,532,482
Less accumulated depreciation and amortization	1,121,782	1,080,296

Net properties and equipment	1,370,345	1,452,186

Goodwill	328,754	328,754
Other assets	116,971	172,203

Total assets	$2,295,310	2,213,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	81,129	82,261
Accrued property and liability losses	8,368	9,286
Income taxes	10,024	695

Total current liabilities	99,521	92,242

Long-term debt	300,000	380,000
Deferred income taxes	179,903	184,410
Accrued property and liability losses	28,144	34,778
Other liabilities and deferred credits	95,695	79,041
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 60,488,807 shares at December and 60,718,231 shares at March	6,049	6,072
Other stockholders’ equity	1,585,998	1,436,630

Total stockholders’ equity	1,592,047	1,442,702

Total liabilities and stockholders’ equity	$2,295,310	2,213,173

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Vessel revenues	$228,086	170,076	611,708	481,076
Other marine revenues	6,473	17,517	19,369	31,461

	234,559	187,593	631,077	512,537

Costs and expenses:
Vessel operating costs	103,414	101,825	315,629	298,650
Costs of other marine revenues	5,226	15,007	14,750	25,914
Depreciation and amortization	26,892	25,298	79,843	73,936
General and administrative	22,855	18,741	61,547	54,045
Impairment on long-lived assets	3,050	—	3,050	—
Gain on sales of assets	(5,275)	(2,837)	(75,462)	(10,517)

	156,162	158,034	399,357	442,028

	78,397	29,559	231,720	70,509
Other income (expenses):
Foreign exchange gain (loss)	136	(645)	1,155	(195)
Equity in net earnings of unconsolidated companies	2,228	1,169	7,110	4,501
Minority interests	22	(36)	27	(23)
Interest and miscellaneous income	2,429	695	5,246	1,887
Interest and other debt costs	(2,357)	(1,694)	(6,630)	(4,704)

	2,458	(511)	6,908	1,466

Earnings before income taxes	80,855	29,048	238,628	71,975
Income taxes	20,833	9,295	67,554	23,032

Net earnings	$60,022	19,753	171,074	48,943

Earnings per common share	$1.05	.35	2.99	.86

Diluted earnings per common share	$1.04	.34	2.96	.86

Weighted average common shares outstanding	57,231,972	57,035,705	57,217,573	56,919,397
Incremental common shares from stock options	696,163	233,024	530,842	137,005

Adjusted weighted average common shares	57,928,135	57,268,729	57,748,415	57,056,402

Cash dividends declared per common share	$.15	.15	.45	.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2005	2004
Net cash provided by operating activities	$183,644	110,595

Cash flows from investing activities:
Proceeds from sales of assets	199,625	14,362
Additions to properties and equipment	(125,609)	(153,983)

Net cash provided by (used in) investing activities	74,016	(139,621)

Cash flows from financing activities:
Borrowings	30,000	90,000
Principal payments on debt	(110,000)	(40,000)
Proceeds from issuance of common stock	8,984	4,162
Common stock repurchases	(8,691)	—
Cash dividends	(25,907)	(25,691)
Other	(358)	(1,039)

Net cash (used in) provided by financing activities	(105,972)	27,432

Net change in cash and cash equivalents	151,688	(1,594)
Cash and cash equivalents at beginning of period	15,376	17,636

Cash and cash equivalents at end of period	$167,064	16,042

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,188	8,853
Income taxes	$19,394	24,542

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

Certain previously reported amounts have been reclassified to conform to the quarter and nine-month period ended December 31, 2005 financial statement presentation.

(2) Stockholders’ Equity

At December 31, 2005 and March 31, 2005, 2,913,205 and 3,201,352 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3) Common Stock Repurchase Program

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases will be made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program will expire when all authorized funds have been expended or on June 30, 2006, unless extended by the Board of Directors. The company did not repurchase any stock during the quarter ended December 31, 2005. For the nine-month period ended December 31, 2005, the company spent $8.7 million for the repurchase and cancellation of 220,000 common shares. At December 31, 2005, approximately $111.3 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

(4) Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The company uses the disclosure provision of Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the quarters and nine-month periods ended December 31 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share data)	2005	2004	2005	2004
Net earnings as reported	$60,022	19,753	171,074	48,943
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	586	301	1,710	902
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(1,001)	(1,454)	(3,358)	(4,561)

Pro forma net earnings	$59,607	18,600	169,426	45,284

Earnings per common share:
As reported	$1.05	.35	2.99	.86
Pro forma	$1.04	.33	2.96	.80
Diluted earnings per common share:
As reported	$1.04	.34	2.96	.86
Pro forma	$1.03	.32	2.93	.79

(5) Income Taxes

The effective tax rate applicable to pre-tax earnings for the quarter and nine-month period ended December 31, 2005 was 25.8% and 28.3%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and nine-month period ended December 31, 2004 was 32.0%. The effective tax rate in the current quarter and nine-month period is lower than during the same periods in fiscal 2005 as a result of the provisions of the American Jobs Creation Act of 2004 which reduced taxes on earnings of most non-U.S. subsidiaries considered indefinitely reinvested abroad.

(6) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.8 million to the defined benefit pension plan during the quarter ended June 30, 2005, which satisfied its fiscal 2006 annual funding requirement. The company did not make a contribution to the defined benefit pension plan during the quarters ended December 31, 2005 and September 30, 2005 and does not expect to make a contribution during the remainder of the current fiscal year. The company was not required to and did not make a contribution to the defined benefit pension plan during the quarter and nine-month period ended December 31, 2004.

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

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2005	2004	2005	2004
Pension Benefits:
Service cost	$190	174	570	522
Interest cost	883	839	2,648	2,517
Expected return on plan assets	(614)	(640)	(1,840)	(1,920)
Amortization of prior service cost	22	24	66	72
Recognized actuarial loss	237	211	711	633

Net periodic benefit cost	$718	608	2,155	1,824

Other Benefits:
Service cost	$503	439	1,509	1,317
Interest cost	591	587	1,773	1,761
Amortization of prior service cost	(4)	(6)	(12)	(18)
Recognized actuarial loss	127	140	381	420

Net periodic benefit cost	$1,217	1,160	3,651	3,480

(7) Sale of KMAR 404 Class of Vessels

On July 26, 2005, the company completed the sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. This transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share during the quarter ended September 30, 2005. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The company used a portion of the proceeds of the sale to repay $95.0 million of outstanding borrowings under the company’s revolving credit agreement.

(8) Contingencies

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of their position taken. The company has also received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is due to the IRS disallowance of essentially all deductions related to FSC activity during this period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. The IRS has begun an examination of the company’s 2003 and 2004 federal income tax returns. The company also has additional ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of an estimated 234 million sterling, or approximately $433 million, total fund deficit as estimated by the MNOPF actuary, that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense in the September 2005 quarter. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during the nine-month period ended December 31, 2005, respectively, with the remainder, including interest charges, to be paid in annual installments over nine years.

It is possible that the fund’s trustee may issue additional invoices to the company for additional amounts in the future for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 2005 and 2004, and of cash flows for the nine-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company and subsidiaries as of March 31, 2005, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated June 14, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

January 23, 2006

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

General Market Conditions and Results of Operations

The company’s vessels provide a diverse range of services and equipment to the offshore energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally with changes in revenues. Operating costs consist primarily of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors that affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are scheduled in order to minimize any impact on vessel operations and are only done if economically justified, given the vessel’s age and physical condition.

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet for the quarters and nine-month periods ended December 31, 2005 and 2004 and for the quarter ended September 30, 2005. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2005
(In thousands)	2005	2004	2005	2004
Revenues:
Vessel revenues:
United States	$50,710	29,306	126,710	87,341	40,718
International	177,376	140,770	484,998	393,735	157,512

	228,086	170,076	611,708	481,076	198,230
Other marine revenues	6,473	17,517	19,369	31,461	6,121

	$234,559	187,593	631,077	512,537	204,351

Operating costs:
Vessel operating costs:
Crew costs	$60,449	58,662	181,332	168,549	61,926
Repair and maintenance	16,810	17,419	53,399	54,966	16,793
Insurance and loss reserves	3,044	4,922	11,196	13,266	2,628
Fuel, lube and supplies	8,482	9,682	28,847	29,253	10,932
Other	14,629	11,140	40,855	32,616	13,726

	103,414	101,825	315,629	298,650	106,005
Costs of other marine revenues	5,226	15,007	14,750	25,914	4,934

	$108,640	116,832	330,379	324,564	110,939

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.4 million of billings as of December 31, 2005 ($1.6 million of billings as of March 31, 2005), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s domestic results of operations for the nine months ended December 31, 2005 benefited from strong industry fundamentals which translated into higher utilization and average day rates for the company’s domestic-based vessel fleet. Prospects for growth in the offshore market in the Gulf of Mexico have shown significant improvement during the past year. However, Hurricanes Katrina and Rita have caused extensive damage to the energy industry infrastructure in the Gulf of Mexico and along the U.S. Gulf Coast resulting in an interruption in oil and gas production in the Gulf of Mexico. It is forecast that oil and natural gas production will not likely return to pre-storm levels before the second quarter of calendar 2006. Pre-storm offshore rig demand improved greatly and drilling activity was forecast to remain at improved levels well into 2006. The exploration and production (E&P) companies have contracted offshore drilling rigs for longer durations than in past periods due to concerns over rig availability in the domestic market. The market for offshore support vessels tightened as drilling operators discovered that offshore vessels currently in service are in short supply. The Gulf of Mexico supply boat market still has a significant number of vessels stacked that could resume active status, but only after expenditures to drydock and re-certify the vessels. The company did not experience any injuries to its personnel or damage or interruption of service to its fleet of vessels serving the offshore oil and gas industry in the Gulf of Mexico due to Hurricanes Katrina and Rita. The aftermath of the storms did not have any material impact on the company’s ability to respond to customer needs or to its ability to fulfill contract commitments. Demand for the company’s available domestic-based vessels prior to the two storms was strong and business has been brisk since the storms, with charter rates exceeding levels that were achieved in prior upturns in 1997 and 2001.

Commodity prices for crude oil and natural gas spiked on the news that the two storms devastated the Gulf Coast and caused damage to the oil and gas infrastructure. At the present time, commodity prices for natural gas are at high levels and inventories for the resource have tightened primarily due to production shut-ins. Domestic results of operations are primarily driven by natural gas exploration and production and, given the present supply/demand fundamentals and damage sustained to the offshore oil and gas infrastructure, management anticipates its vessels to be in high demand in the Gulf of Mexico for the near term while repairs are made to offshore pipelines and platforms. While the repair work in the Gulf of Mexico is expected to keep domestic-based vessel demand high for the near term, the offshore rig count in the Gulf of Mexico remains relatively depressed as compared to past up cycles. The uptick in domestic-based business during the quarter ended December 31, 2005 is related to the repair work resulting from damage caused by Hurricanes Katrina and Rita. Upon completion of the needed repair work in the U.S. Gulf of Mexico, the number of available drilling rigs in the U.S. market will be the primary driver of the company’s future profitability in the domestic market. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and the company does not anticipate that the number of rigs drilling in the Gulf of Mexico will change dramatically in the foreseeable future. This capacity constraint is forcing some E&P companies to delay drilling programs. Over the longer term, the company’s domestic-based fleet will be influenced more by the active offshore rig count than by any other single outside influence.

Historically, the company’s international results of operations have been primarily dependent on the supply and demand relationship for crude oil and crude oil prices are at historically high levels. The company’s international results of operations for the nine months ended December 31, 2005 benefited from higher average day rates, utilization and an increase in the number of vessels operating internationally. Improvements in the company’s average day rates and utilization are due to increases in international E&P spending and an increase in rig utilization in the international arena. Industry analysts are forecasting that demand for crude oil will likely remain strong throughout calendar year 2006 and expect future crude oil prices to remain at high levels due to strong consumer demand, tight crude oil inventory supplies and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of the Organization of Petroleum Exporting Countries (OPEC). Analysts also forecast that calendar year 2006 E&P spending in the international markets will increase approximately 15% from amounts spent in calendar 2005. Management anticipates international vessel demand will continue to improve along with these market conditions, although the demand will be limited by the availability of drilling and production units to serve the industry. There are also a number of vessels under construction that will enter into service in the coming year that will increase the available supply of vessels to satisfy customer demands.

Marine operating profit/(loss) and other components of earnings before income taxes for the quarters and nine-month periods ended December 31, 2005 and 2004 and for the quarter ended September 30, 2005 consist of the following:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2005
(In thousands)	2005	2004	2005	2004
Vessel activity:
United States	$20,125	623	39,974	(572)	12,996
International	61,699	27,356	132,835	67,101	38,357

	81,824	27,979	172,809	66,529	51,353
Gain on sales of assets	5,275	2,837	75,462	10,515	68,553
Impairment of long-lived assets	(3,050)	—	(3,050)	—	—
Other marine services	1,330	2,350	4,451	5,131	1,057

Operating profit	85,379	33,166	249,672	82,175	120,963

Equity in net earnings of unconsolidated companies	2,228	1,169	7,110	4,501	2,715
Interest and other debt costs	(2,357)	(1,694)	(6,630)	(4,704)	(1,911)
Corporate general and administrative	(5,995)	(3,934)	(14,558)	(10,855)	(4,029)
Other income	1,600	341	3,034	858	1,035

Earnings before income taxes	$80,855	29,048	238,628	71,975	118,773

U.S.-based vessel revenues for the quarter and nine-month period ended December 31, 2005 increased 73% and 45%, respectively, as compared to the same periods in fiscal year 2005, due to an increase in utilization rates and average day rates on all classes of vessels operating in the domestic market. The company’s deepwater class of vessels contributed approximately 26% and 23% of revenue growth for the quarter and nine-months ended December 31, 2005, respectively, as compared to the same periods in fiscal year 2005. Active towing supply/supply vessels, the company’s most significant income producing vessel class in the domestic market, generated approximately 49% and 56% of the revenue growth during the same comparative periods, respectively, while the crew/utility class contributed 16% and 16% of the revenue growth during the same comparative periods, respectively. The company’s offshore tugs also made a positive contribution to the revenue increase generating 10% and 5% of the revenue growth during the same comparative periods, respectively.

Utilization rates on the company’s domestic-based deepwater class of vessels increased approximately 8% and 15% (almost reaching full capacity) for the quarter and nine-month period ended December 31, 2005, respectively, as compared to the same periods in fiscal year 2005. Average day rates for the deepwater class of vessels increased approximately 53% and 39% from the same comparative periods, respectively. Utilization rates on the domestic-based towing supply/supply vessels increased approximately 8% and 14% for the quarter and nine-month period ended December 31, 2005, respectively, as compared to the same periods in fiscal year 2005, while average day rates on this same class of vessel increased approximately 53% and 38% during the same comparative periods, respectively. Utilization rates on the company’s domestic-based crew/utility class of vessels increased approximately 14% and 14% for the quarter and nine-month period ended December 31, 2005, respectively, as compared to the same periods in fiscal year 2005. Average day rates for the crew/utility class of vessels increased approximately 46% and 34% from the same comparative periods, respectively. Lastly, utilization rates on the domestic-based offshore tugs increased approximately 33% and 3% for the quarter and nine-month period ended December 31, 2005, respectively, as compared to the same periods in fiscal year 2005, while average day rates on this same class of vessel increased approximately 37% and 37% during the same comparative periods, respectively.

U.S.-based operating profit for the quarter ended December 31, 2005 increased approximately $19.5 million as compared to the same period in fiscal year 2005 due to higher revenues. Revenues were slightly offset by higher crew costs which increased due to general inflationary wage increases.

U.S.-based operating profit for the nine-month period ended December 31, 2005 increased approximately $40.5 million as compared to the same period in fiscal year 2005 primarily due to higher revenues and slightly lower depreciation expense resulting from fewer vessels operating in the domestic market due to vessel sales and the redeployment of vessels to opportunities in international areas.

Current quarter U.S.-based vessel revenues increased approximately 25% as compared to the previous quarter due to higher utilization on all vessel classes operating in the domestic market and higher average day rates on the company’s deepwater, towing-supply/supply and crewboat class of vessels. U.S.-based operating profit increased approximately 55% for the current quarter as compared to the previous quarter due to higher revenues which were partially offset by higher crew costs.

The company’s main operational base in Amelia, Louisiana was unaffected by Hurricanes Katrina and Rita except for power and telephone outages. The company’s corporate headquarters located in New Orleans, Louisiana did not sustain any damage and is accessible for business. The company’s New Orleans based staff personnel have resumed operations in New Orleans while the company’s senior management group continues to operate from temporary offices in Houston, Texas. The company maintains insurance against property damage, including extra-expense coverage which covers costs incurred to continue as nearly as practicable the normal operations of the business. The company’s shipyard, Quality Shipyards, LLC located in Houma, Louisiana also did not sustain any damage. All international operations of the company were unaffected by the two storms.

International-based vessel revenues increased approximately 26% and 23% for the quarter and nine-month period ended December 31, 2005, respectively, as compared to the same periods in fiscal year 2005 due to an increase in average day rates on all vessel classes. The company’s international deepwater class, towing supply/supply class and crew/utility class of vessels generated approximately 16%, 61% and 11%, respectively, of the revenue growth during the quarter ended December 31, 2005 and generated approximately 23%, 62% and 11%, respectively, of the revenue growth for the nine-month period ended December 31, 2005 as compared to the same periods in fiscal year 2005. Revenues also improved due to an increase in total utilization on the international-based fleet which increased 3.8% and 1.6% for the quarter and nine-month period ended December 31, 2005, respectively as compared to the same periods in the fiscal year 2005.

International-based vessel operating profit increased 126% and 98%, for the quarter and nine-month period ended December 31, 2005, respectively, as compared to the same periods in fiscal year 2005 primarily due to higher revenues. For the nine-month period ended December 31, 2005, higher revenues were partially offset by increases in crew costs (resulting from an increase of vessels operating in the international market and due to the additional United Kingdom multi-employer retirement fund expense) and depreciation expense resulting from an increase in the number of vessels operating in the international market.

Current quarter international-based vessel revenues increased approximately 13% as compared to the previous quarter due to an increase in utilization rates on all classes of vessels operating in the international market and higher average day rates on the company’s international deepwater class, towing supply/supply class, crew/utility class and offshore tug class of vessels. International-based vessel operating profit for the current quarter increased 61% as compared to the previous quarter due to higher revenues.

During the quarter ended December 31, 2005, the company performed a thorough review of all vessels in its fleet for asset impairment. The review resulted in an impairment charge of $3.1 million on eight vessels in the company’s fleet. The eight vessels were written down to each vessel’s respective estimated fair value.

Due to an improved safety record and lower claim costs and loss reserves, the company’s insurance and loss reserve costs decreased approximately 38% and 16% for the quarter and nine-month period ended December 31, 2005 as compared to the same periods in fiscal year 2005.

Other marine services revenues and costs of other marine services decreased approximately 63% and 38% and 65% and 43%, respectively, for the quarter and nine-months ended December 31, 2005, respectively, as compared to the same periods in fiscal year 2005, primarily because the company’s shipyard, Quality Shipyards, LLC, performed more third party vessel construction, repair and refurbishments in the prior fiscal year.

Gain on sales of assets for the nine months ended December 31, 2005 increased significantly as compared to the same period in fiscal 2005 due to the July 26, 2005 sale of six KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share during the quarter ended September 30, 2005. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The company used a portion of the proceeds of the sale to repay $95.0 million of outstanding borrowings under the company’s revolving credit agreement.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and, as such, do not include vessels withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter and nine months ended December 31, 2005 and 2004 and the quarter ended September 30, 2005:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2005
	2005	2004	2005	2004
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	99.3%	91.7	99.0	85.9	97.9
Towing-supply/supply	62.2	57.6	61.7	54.3	60.6
Crew/utility	88.0	77.1	85.2	74.8	86.6
Offshore tugs	32.7	24.6	28.4	27.7	26.4
Total	65.0%	57.2	62.8	55.1	61.9
International-based fleet:
Deepwater vessels	89.4%	91.8	85.8	84.4	82.7
Towing-supply/supply	75.8	72.2	73.1	69.8	72.1
Crew/utility	79.9	77.0	76.4	75.4	74.1
Offshore tugs	63.0	62.2	55.7	64.9	46.4
Other	44.3	45.4	38.1	50.1	35.7
Total	75.5%	72.8	72.0	70.9	69.6
Worldwide fleet:
Deepwater vessels	91.1%	91.8	87.9	84.6	85.2
Towing-supply/supply	73.2	69.3	71.0	66.7	69.9
Crew/utility	81.7	77.0	78.4	75.2	76.9
Offshore tugs	54.2	50.8	47.5	52.2	40.3
Other	44.3	45.4	38.1	50.1	35.7
Total	73.3%	69.5	70.1	67.4	68.0

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$20,306	13,289	17,766	12,823	17,456
Towing-supply/supply	9,474	6,194	8,088	5,860	7,569
Crew/utility	5,080	3,477	4,411	3,287	4,238
Offshore tugs	10,146	7,388	10,177	7,444	11,110
Total	$9,318	6,136	8,113	5,924	7,814
International-based fleet:
Deepwater vessels	$17,014	12,553	15,428	12,338	15,592
Towing-supply/supply	7,318	6,288	7,064	6,183	7,121
Crew/utility	3,444	2,950	3,351	2,845	3,306
Offshore tugs	6,129	4,347	5,644	4,430	5,847
Other	3,064	1,201	3,167	1,361	3,536
Total	$7,284	6,064	7,000	5,892	7,046
Worldwide fleet:
Deepwater vessels	$17,640	12,648	15,837	12,417	15,933
Towing-supply/supply	7,667	6,273	7,233	6,130	7,194
Crew/utility	3,845	3,073	3,615	2,956	3,547
Offshore tugs	6,841	4,793	6,452	4,974	6,914
Other	3,064	1,201	3,167	1,361	3,536
Total	$7,655	6,076	7,204	5,898	7,191

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31, 2005 and 2004 and for the quarter ended September 30, 2005:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2005
	2005	2004	2005	2004
Domestic-based fleet:
Deepwater vessels	6	5	6	6	6
Towing-supply/supply	49	48	48	50	48
Crew/utility	20	19	20	21	20
Offshore tugs	17	18	17	20	18

Total	92	90	91	97	92

International-based fleet:
Deepwater vessels	28	32	30	31	29
Towing-supply/supply	206	198	204	197	205
Crew/utility	68	64	67	63	67
Offshore tugs	40	41	40	40	40
Other	8	12	8	12	8

Total	350	347	349	343	349

Owned or chartered vessels included in marine revenues	442	437	440	440	441
Vessels withdrawn from active service	81	99	86	97	85
Joint-venture and other	22	31	28	31	31

Total	545	567	554	568	557

Included in total owned or chartered vessels for the quarter and nine-month period ended December 31, 2005 are approximately 80 vessels that are “cold stacked” by the company. Each of the vessels require a certain level of repairs to return to service and market conditions will dictate the economic viability of returning these vessels to active service. The company continually assesses the market environment and moves vessels into and out of cold stack.

During the nine-month period ended December 31, 2005, the company took delivery of 10 anchor handling towing supply vessels and six crewboats and sold seven anchor handling towing supply vessels, 11 platform supply vessels, one utility vessel, one crewboat, two offshore tugs and four other type vessels. During the third quarter of fiscal 2006, the company disposed its interest in a Nigerian joint venture which resulted in the disposition of nine crewboats from the joint venture and other vessel count.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and nine-month periods ended December 31, 2005 and 2004 and for the quarter ended September 30, 2005 were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30, 2005
(In thousands)	2005	2004	2005	2004
Personnel	$13,670	10,674	36,973	31,630	12,008
Office and property	3,018	3,252	9,050	9,437	2,974
Sales and marketing	1,778	1,334	4,099	3,611	1,240
Professional services	2,066	1,902	6,548	5,072	2,117
Other	2,323	1,579	4,877	4,295	1,094

	$22,855	18,741	61,547	54,045	19,433

General and administrative expenses for the quarter ended December 31, 2005 as compared to the same period in fiscal 2005 were higher due primarily to the amortization of restricted stock granted in March 2005, costs associated with the Sarbanes-Oxley Act of 2002 and an improved business environment. Current quarter general and administrative expenses were higher as compared to the costs incurred in the second quarter of fiscal 2006 due to costs associated with Hurricanes Katrina and Rita (approximately $1.8 million through December 31, 2005) including a recently adopted Board of Director-approved employee assistance program for personal uninsured losses related to Hurricanes Katrina and Rita and increased employee bonus plan accrual resulting from increased earnings of the company.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At December 31, 2005, all of the company’s $300 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

During the first quarter of fiscal 2006, the company amended its $295 million revolving line of credit agreement. The amended agreement, which expires on May 18, 2010, increased the face amount of the facility from $295 million to $300 million and includes a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which allow for more flexibility in utilizing the facility.

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases will be made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program will expire when all authorized funds have been expended or on June 30, 2006, unless extended by the Board of Directors. The company did not repurchase any stock during the quarter ended December 31, 2005. For the nine-month period ended December 31, 2005, the company spent $8.7 million for the repurchase and cancellation of 220,000 common shares. At December 31, 2005, approximately

$111.3 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

Operating Activities

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the nine months ended December 31, 2005, net cash from operating activities was considerably higher than the same period in fiscal 2005 due to higher net earnings partially offset by increases in accounts receivables.

Investing Activities

Investing activities for the nine months ended December 31, 2005 provided $74.0 million of cash, which is primarily attributed to the $199.6 million of proceeds from the sale of assets, and approximately $125.6 million of additions to properties and equipment. Additions to properties and equipment were comprised of approximately $18.3 million in capitalized major repair costs, $0.7 million for vessel enhancements, $100.9 million for the construction of offshore marine vessels, $3.7 million for the construction of an aircraft and $2.0 million of other properties and equipment purchases.

Investing activities for the nine months ended December 31, 2004 used $139.6 million of cash, which is primarily attributed to the $154.0 million of additions to properties and equipment net of $14.4 million of proceeds from the sale of assets. Additions to properties and equipment was comprised of approximately $21.3 million in capitalized major repair costs, $0.5 million for vessel enhancements, $93.7 million for the construction of offshore marine vessels and $38.4 million for the acquisition of three vessels.

Financing Activities

Financing activities for the nine months ended December 31, 2005 used $106.0 million of cash, which included $30.0 million of credit facility borrowings. Borrowings were offset primarily by repayments of debt of $110.0 million, repurchase of common stock of $8.7 million and $25.9 million of cash used for quarterly payment of common stock dividends of $0.15 per share.

Financing activities for the nine months ended December 31, 2004 provided $27.4 million of cash, which included $90 million of credit facility borrowings and $4.1 million from the issuance of common stock. This was offset primarily by repayments of debt of $40.0 million and $25.7 million of cash used for quarterly cash dividends of $.15 per share.

Vessel Construction and Acquisition Expenditures

The company is constructing five anchor handling towing supply vessels varying in size from 5,000 brake horsepower (BHP) to 10,000 BHP. Two international shipyards are each constructing two vessels while a different international shipyard is constructing one vessel. Scheduled delivery for the five vessels will begin in January 2006, with the last vessel scheduled for delivery in December 2007. As of December 31, 2005, $22.0 million has been expended on the vessels of the total $71.7 million commitment cost.

The company is also committed to the construction of two 220-foot and three 250-foot supply vessels for approximately $75.2 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the two 220-foot vessels while a different U.S. shipyard is constructing the 250-foot vessels. Scheduled delivery of the two 220-foot vessels is expected in February 2006 and August of 2006 while the three 250-foot vessels are expected to be delivered in March 2007, June 2007 and September 2007. As of December 31, 2005, $23.9 million has been expended on these five vessels.

The company is also committed to the construction of one 175-foot, state-of-the-art, fast, crew/supply boat, two water jet crewboats and one tugboat for an approximate total cost of $16.8 million. A U.S. shipyard is constructing the 175-foot crewboat, while one international shipyard is constructing the two water jet crewboats and a different international shipyard is constructing the tugboat. Scheduled delivery of the 175-foot crewboat is expected in July 2006. The expected delivery date for the two water jet crewboats is March 2006 and May 2006 while the tugboat is expected to be delivered in February of 2007. As of December 31, 2005, $3.0 million has been expended on these three vessels.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of December 31, 2005:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 12/31/05	Number of Vessels	Total Cost Commitment	Expended Through 12/31/05
		(In thousands)			(In thousands)
Deepwater vessels:
Platform supply vessels	3	$51,914	$10,073	—	—	—
Replacement Fleet:
Anchor handling towing supply	—	—	—	5	$71,675	$22,045
Platform supply vessels	2	$23,335	$13,815	—	—	—
Crewboats:
Crewboats – 175-foot	1	$7,259	$361	—	—	—
Crewboats – Water Jet	—	—	—	2	$2,180	$855
Offshore Tugs:
Tugboat	—	—	—	1	$7,390	$1,749

Totals	6	$82,508	$24,249	8	$81,245	$24,649

The last of the large anchor handling towing supply vessels constructed by a Chinese shipyard was delivered in December 2005. The total estimated cost for the vessel is approximately $37.3 million, which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The vessel is currently undergoing sea trials and will be modified and outfitted by a second shipyard. The vessel will be delivered in March 2006 from the second shipyard.

The company has also contracted for the construction of a new corporate aircraft for a total approximate cost of $27.0 million. As of December 31, 2005, $3.7 million has been spent. The airplane is expected to be available for use in May of 2007.

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $163.8 million of capital commitments for vessels currently under construction the company has expended $48.9 million as of December 31, 2005.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and nine-month period ended December 31, 2005, was approximately $2.4 million and $6.6 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2005 was approximately $1.2 million and $5.2 million, respectively. Total interest and debt costs incurred during the quarter and nine-month period ended December 31, 2005 were higher than the same periods in fiscal year 2005 because the relative-portion of interest cost capitalized during the quarter and nine month period ended December 31, 2005 was less than the same periods in fiscal year 2005 due to the reduction in the level of investments in the company’s new construction program during the comparative periods.

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

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of their position taken. The company has received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is due to the IRS disallowance of essentially all deductions related to FSC activity during this period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. The IRS has begun an examination of the company’s 2003 and 2004 federal income tax returns. The company also has additional ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of an estimated 234 million sterling, or approximately $433 million, total fund deficit as estimated by the MNOPF actuary, that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense in the September 2005 quarter. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during the nine-month period ended December 31, 2005, respectively, with the remainder, including interest charges, to be paid in annual installments over nine years.

It is possible that the fund’s trustee may issue additional invoices to the company for additional amounts in the future for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

Goodwill

The company tests goodwill impairment annually at the reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its domestic and international operations.

The company performed its annual impairment test as of December 31, 2005, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed with the Securities and Exchange Commission on June 14, 2005. Goodwill as of December 31, 2005 and 2004 is $328.8 million.

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

During the quarter ended December 31, 2005, the company performed a thorough review of all vessels in its fleet for asset impairment. The review resulted in an impairment charge of $3.1 million on eight vessels in the company’s fleet. The eight vessels were written down to each vessel’s respective estimated fair value.

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

On May 18, 2005, the company amended its $295 million revolving line of credit agreement. The amended agreement, which expires on May 18, 2010, increased the face amount of the facility from $295 million to $300 million and includes a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which allow for more flexibility in utilizing the facility.

At December 31, 2005, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The fair value of this debt at December 31, 2005 is estimated to be approximately $284.8 million.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes.

The company had no currency spot contracts outstanding as of December 31, 2005. The company is exposed to possible currency fluctuations related to its commitment to construct two of its new-build anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $22.8 million. At December 31, 2005 the company had eight forward currency derivative contracts outstanding totaling $15.9 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments, which qualified as a fair value foreign currency hedge instrument. The fair value of the eight forward contracts at December 31, 2005 is $16.1 million.

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk on all charter hire contracts denominated in foreign currencies. The company does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases will be made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program will expire when all authorized funds have been expended or on June 30, 2006, unless extended by the Board of Directors.

The company did not repurchase any stock during the quarter ended December 31, 2005. For the nine-month period ended December 31, 2005, the company spent $8.7 million for the repurchase and cancellation of 220,000 common shares. At December 31, 2005, approximately $111.3 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 29 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated October 27, 2005 reported that the company issued a press release announcing the company’s fiscal 2006 second quarter net earnings and the time and date of the analyst conference call.

C.	The company’s report on Form 8-K dated October 27, 2005 reported that the company provided a transcript from the company’s October 27, 2005 analyst conference call discussing its financial results for the quarter and six-month period ended September 30, 2005.

D.	The company’s report on Form 8-K dated November 14, 2005 reported that the company filed a slide presentation which was provided to investors at the Bank of America Energy Conference in Boca Raton, Florida. The Form 8-K also includes a transcript to the presentation at the Bank of America Energy Conference in Boca Raton, Florida.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC. (Registrant)

Date: January 24, 2006	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and Chief Executive Officer

Date: January 24, 2006	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: January 24, 2006	/s/ Joseph M. Bennett
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