Form 10-K
period 2006-03-31
TIDEWATER INC
filed 2006-05-30
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended March 31, 2006

For the transition period from              to             .

Commission file number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State of incorporation)	(I.R.S. employer identification no.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2005, was approximately $2,774,962,198 based upon the last sales price reported for such date. Excluded from the calculation of market value are 3,031,240 shares held by the Registrant’s grantor stock ownership trust.

58,161,207 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 7, 2006. Excluded from the calculation of shares outstanding at April 7, 2006 are 2,148,957 shares held by the Registrant’s grantor stock ownership trust. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2006 Annual Meeting of Stockholders are incorporated into Part III of this report.

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

PART I

ITEM 1.	BUSINESS

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

With a fleet of over 520 vessels at March 31, 2006, including 67 stacked vessels, 66 vessels withdrawn from service and 22 vessels operated pursuant to joint venture or other agreements, the company operates and has a strong presence in most of the world’s significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

Website Access to Company Reports

The company’s Internet website address is http://www.tdw.com. The company makes available free of charge, on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission. The public may read and copy any materials the company has filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street,

NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains the company’s reports, proxy and information statements, and the company’s other SEC filings. The address of that site is www.sec.gov. Information appearing on the company’s website is not part of any report filed with the Securities and Exchange Commission.

The company has posted on its internet website address the company’s Code of Business Conduct and Ethics. The company has adopted a Code of Business Conduct and Ethics (Code) for its directors, principal executive officer, principal financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. The company intends to satisfy the disclosure requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on the same web site. Changes in and waivers to the Code will be posted on the company’s website within five business days and maintained for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130.

Business Highlights

During the second quarter of fiscal 2006, the company completed the sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The company used a portion of the proceeds of the sale to repay $95.0 million of outstanding borrowings under the company’s revolving credit agreement.

The company’s properties and equipment were unaffected by Hurricanes Katrina and Rita, which affected the Gulf Coast region of the United States. The company’s fleet of vessels operating in the Gulf of Mexico did not sustain any damage and the company’s main operational base in Amelia, Louisiana suffered only power and telephone outages. The company’s corporate headquarters located in New Orleans, Louisiana did not sustain damage but was inaccessible for business for approximately three months. During this period, the company’s New Orleans based staff personnel were assigned to the company’s main operational base in Amelia, Louisiana while the company’s senior management group operated from the company’s Houston, Texas office. The company’s shipyard, Quality Shipyards, LLC located in Houma, Louisiana also did not sustain any damage. All international operations of the company were unaffected by the two storms. The company’s corporate headquarters are accessible for business and its New Orleans based staff personnel have resumed operations in New Orleans while the company’s senior management group operates in both the New Orleans and Houston offices.

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases are made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program will expire when all authorized funds have been expended or on June 30, 2006, unless extended by the Board of Directors. As of March 31, 2006, the company spent $20.8 million for the repurchase and cancellation of 455,000 common shares, or an average price paid per common share of $45.64. At March 31, 2006, approximately $99.2 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

The provisions of the American Jobs Creation Act of 2004 (the Act), were effective for the company as of April 1, 2005, and allowed the company to omit recording deferred tax assets or liabilities on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. At March 31, 2005, the company reversed all previously recorded deferred tax assets and liabilities related to timing differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings are now anticipated to be indefinitely reinvested abroad. This resulted in an approximate $31.8 million reduction of income tax expense in the fourth quarter of fiscal 2005.

In late March 2004, the company concluded based on mounting extrinsic evidence that low drilling activity levels in the Gulf of Mexico due to a prolonged weakness in the domestic market could possibly persist for a period of time. In March 2004, the company’s management performed a review of the recoverability of the values of its Gulf of Mexico operating assets and recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) relating to 83 older Gulf of Mexico supply vessels that had been stacked for as long as several years and were viewed as unlikely to return to active service. The impairment charge was taken to adjust the carrying value of these assets to fair value at March 31, 2004. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements. In the fourth quarter of fiscal 2005, the company reviewed, for impairment purposes, all stacked vessels and vessels withdrawn from service and recorded a non-cash impairment charge of $1.7 million ($1.1 million after tax, or $0.02 per share) to reduce the carrying amount of 10 stacked vessels as to which an impairment charge had not been taken in fiscal 2004 but which were subsequently identified as being unlikely to return to active service. An impairment review during fiscal 2006 resulted in a non-cash impairment charge of approximately $3.1 million ($2.0 million after tax, or $0.03 per share) on eight additional vessels that are withdrawn from service as to which an impairment charge had not been taken previously.

Six years have passed since the company embarked on its aggressive new-build vessel construction and acquisition program which facilitated the company’s entrance into the deepwater markets of the world and allowed the company to begin to replace its core fleet with fewer, larger, more efficient vessels. During this time the company purchased and/or constructed 28 anchor handling towing supply vessels for approximately $539.9 million, of which 11 are deepwater vessels. The company also added 38 platform supply vessels during this time for approximately $607.6 million, of which 23 are deepwater platform supply vessels, 14 are U.S. built replacement vessels (vessels intended to replace the company’s core fleet) and one is an international built replacement vessel. The company also expanded its crewboat fleet by 43 vessels and increased its “other” type of vessels by four vessels in the past six years for an approximate cost of $154.1 million. Twenty-five of the crewboats and “other” type of vessels were built in the U.S. while 22 were built by international shipyards.

The vessel construction and acquisition program and the expansion program were initiated with the intent of strengthening the company’s strong presence in all major oil and gas producing regions of the world through the replacement of the company’s core fleet. In order to avoid potential overcapacity in our markets that could be created through the addition of the vessels discussed above, the company sold, primarily to buyers who operate outside of our industry, and/or scrapped 219 vessels between April 2000 and March 2006.

To date, the company has funded all of its vessel commitment programs from current cash balances, operating cash flow, and funds provided by its $300 million senior unsecured notes and its revolving credit facility. At March 31, 2006, the company had 13 vessels under construction for a total capital commitment of $175.3 million, of which the company has already expended $61.0 million. A full discussion of each event including capital commitments and scheduled delivery dates is disclosed in the “Vessel Construction Programs and Acquisitions” and “Vessel Dispositions” section of Item 7 and Note 10 of Notes to Consolidated Financial Statements.

Areas of Operation

The company’s fleet is deployed in the major offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. Gulf of Mexico, the Persian Gulf, the Caspian Sea, and areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, Venezuela and West Africa. The company conducts its operations through wholly-owned subsidiaries and joint ventures. Information concerning revenues and operating profit derived from domestic and international marine operations and domestic and international total marine assets for each of the fiscal years ended March 31 are summarized below:

(In thousands)	2006	2005	2004
Revenues:
Vessel operations:
United States	$180,374	118,288	125,344
International	666,608	537,238	500,604
Other marine operations	30,635	36,624	26,682

	$877,617	692,150	652,630

Operating profit (loss):
Vessel operations:
United States	$61,227	2,022	(17,715)
International	186,044	95,383	96,316
Impairment of long-lived assets	(3,050)	(1,733)	(26,456)
Gain on sales of assets	86,337	11,977	7,075
Other marine operations	6,511	6,623	4,623

	$337,069	114,272	63,843

Total marine assets:
United States	$566,707	532,097	569,841
International	1,490,083	1,542,996	1,389,541

Total marine assets	$2,056,790	2,075,093	1,959,382

Please refer to Item 7 of this report and Note 13 of Notes to Consolidated Financial Statements for further discussion of revenues, operating profit and identifiable assets.

Marine Vessel Fleet

The company’s vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Tables comparing the average size of the company’s marine fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this report. The company discloses its vessel statistical information, such as utilization and average day rates, by vessel class. Listed below are the company’s five major vessel classes along with a description of the type of vessels categorized in each class and the services the respective vessels perform.

Deepwater Vessels. This is the company’s newest class of vessels, which is often referred to as North Sea-type vessels. Included in this class are large, platform supply vessels and large, high-horsepower (generally greater than 10,000 horsepower) anchor handling towing supply vessels. This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs, platforms and other installations. Platform supply vessels, which have large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work. The anchor handling towing supply vessels are equipped for and are capable of towing drilling rigs and other marine equipment, as well as setting anchors for positioning and mooring drilling rigs.

Towing Supply and Supply Vessels. This is the company’s largest fleet class by number of vessels. Included in this class are anchor handling towing supply vessels and supply vessels with average horsepower below 10,000 BHP, and platform supply vessels that are generally less than 220 feet. The respective vessels in this class perform the same functions and services as their deepwater vessel class counterparts except they are chartered to customers for use generally in intermediate and shallow waters.

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

	Year Ended March 31,
	2006	2005	2004
Deepwater vessels	22.4%	22.3%	20.5%
Towing-supply/supply	58.5%	57.7%	57.6%
Crew/utility	10.9%	10.7%	9.8%
Offshore tugs	7.8%	8.8%	11.3%
Other	0.4%	0.5%	0.8%

Shipyard Operations

Quality Shipyards, LLC, a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. The shipyard performs work for outside customers, as well as the construction, repair and modification of the company’s own vessels. During the last three fiscal years, Quality Shipyards, LLC constructed and delivered four 220-foot platform supply vessels and is currently constructing two additional 220-foot platform supply vessels for the company. Three of the supply vessels were delivered during fiscal 2004 while the fourth vessel was delivered during fourth quarter of fiscal 2006. The two remaining 220-foot platform supply vessels currently under construction are expected to be delivered in fiscal 2007.

International Operations

A significant portion of the company’s operations are conducted internationally. Revenues from international operations as a percentage of the company’s total revenues were 77%, 80% and 78% during fiscal 2006, 2005 and 2004, respectively. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, the ability to recruit and retain management for overseas operations, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company.

Safety and Risk Management

The company is committed to ensuring the safety of its operations. Management regularly communicates with its personnel to promote safety and instill safe work habits through company media and safety review sessions. The company also regularly conducts safety training meetings for its seaman and staff personnel. The company dedicates personnel and resources to ensure safe operations and regulatory compliance. The company employs safety personnel at every operating location who are responsible for administering the company’s safety programs. The company’s Director of Health and Safety is involved in the review of all incidents.

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

The company secures appropriate insurance coverage at competitive rates by maintaining a self-retention layer up to certain limits on its marine package policies. The company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of our self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on the balance sheet based on the analysis of third-party actuaries.

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

Management believes that the company’s insurance coverage is adequate. The company has not experienced a loss in excess of insurance policy limits; however, there is no assurance that the company’s liability coverage will be adequate to cover all potential claims that may arise. While the company believes that it should be able to maintain adequate insurance in the future at rates considered commercially acceptable, it cannot guarantee such with the current level of uncertainty in the insurance market.

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

The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates, and competition is intense. During the prolonged downturn in the Gulf of Mexico market, which began during calendar year 2001, the company made a strategic decision to attempt to maintain high day rates at the expense of lower utilization. During that time, the majority of the company’s competitors in the Gulf of Mexico elected to charge lower day rates and maintain higher utilization for their vessels. Lower utilization of the company’s Gulf of Mexico supply vessel fleet resulted in the company stacking 89, or 70%, of its 127 supply vessels in the Gulf of Mexico. Of these 89 stacked domestic supply vessels, 72 vessels along with 11 additional vessels that had not been stacked were included in a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) recorded in March 2004. The 17 vessels that were not considered impaired, with an aggregate carrying amount at March 31, 2004 of approximately $10.4 million, had physical and operational characteristics different from the group of impaired vessels which would allow them to be more readily returned to service as market conditions warranted. In the fourth quarter of fiscal 2005, the company reviewed, for impairment purposes, all stacked vessels and vessels withdrawn from service and recorded a non-cash impairment charge of $1.7 million ($1.1 million after tax, or $0.02 per share) to reduce the carrying amount of 10 stacked vessels as to which an impairment charge had not been taken in fiscal 2004 but which were subsequently identified as being unlikely to return to active service. An impairment review during fiscal 2006 resulted in a non-cash asset impairment charge of approximately $3.1 million ($2.0 million after tax, or $0.03 per share) on eight additional vessels that are withdrawn from service as to which an impairment charge had not been taken previously. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements.

The company’s diverse, mobile asset base and the geographic distribution of its assets enable the company to respond to changes in market conditions and provide a broad range of vessel services to its customers throughout the world. Management believes the company has a significant competitive advantage because of the size, the diversity and geographic distribution of its vessel fleet and the company’s financial condition and economies of scale.

The company’s principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Over the last several years, consolidation of exploration, development and production companies has occurred which has, and will continue to have, an impact on the company’s global operations. Although Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 15% of revenues during the year ended March 31, 2006, the five largest customers accounted for approximately 41% of the company’s revenues. The company does not consider its operations dependent on any single customer.

Regulatory Matters

The company is subject to various statutes and regulations governing the operation and maintenance of its vessels. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company would not be permitted to engage in U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 6.68% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2006.

The company’s vessels are subject to various statutes and regulations governing their operation. The laws of the United States require that vessels engaged in U.S. coastwise trade must be built in the U.S. In addition, once a U.S.-built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flag vessels must be operated abroad; and if the company is not able to secure adequate numbers of charters abroad for such vessels, even if work would otherwise have been available for such vessels in the United States, the company’s financial performance could be adversely affected. Of the total 523 vessels owned or operated by the company at March 31, 2006, 331 were registered under flags other than the United States and 192 were registered under the U.S. flag.

All of the company’s offshore vessels are subject to international safety and classification standards. U.S. flag towing supply, supply vessels and crewboats are required to undergo periodic inspections twice every five years. Vessels registered under flags other than the United States are subject to similar regulations as governed by the laws of the applicable jurisdictions, and the regulations of classifications societies.

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

Employees

As of March 31, 2006, the company had approximately 7,500 employees worldwide. The company considers relations with its employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. For the past few years, the company has been a target of a union organizing campaign for the U.S. Gulf of Mexico employees by maritime labor unions. These union organizing efforts have recently abated, although the threat has not been completely eliminated. If the Gulf employees were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

ITEM 1A.	RISK FACTORS

The company operates in a business environment that has many risks. Listed below are some of the more critical risk factors that affect the company and the offshore marine service industry and should be considered when evaluating any forward-looking statement. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statement made in this Form 10-K.

Oil and Gas Prices Are Highly Volatile

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

Factors that affect the supply of crude oil and natural gas include but are not limited to the following: the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; political and economic uncertainties; advances in exploration and development technology; worldwide demand for natural resources; significant weather conditions; and governmental restrictions placed on exploration and production of natural resources.

Changes in the Level of Capital Spending by Our Customers

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

Historically, strong fundamentals such as high commodity prices for natural gas and crude oil, tight inventory levels for the resources along with strong consumer demand have been positive indicators for increases in capital spending by the company’s customers. Other factors that influence the level of capital spending by our customers which are beyond the control of the company include: worldwide demand for crude oil and natural gas and the cost of exploring and producing oil and natural gas which can be affected by environmental regulations, significant weather conditions and technological advances that affect energy and its usage.

The Offshore Marine Service Industry is Highly Competitive

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

Excess marine service capacity exerts downward pressure on charter rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the company has committed to the construction of several vessels, it has also sold and/or scrapped a significant number of vessels over the last several years. A discussion about the aging of the company’s fleet that has necessitated the company’s new vessel construction programs appears in the “Vessel Construction Programs and Acquisitions” section of Item 7.

Failure to Attract and Retain Key Management and Technical Personnel

The company’s success depends upon the continued service of its executive officers and other key management and technical personnel, particularly the company’s area managers and fleet personnel, and the company’s ability to attract, retain, and motivate highly qualified personnel. The loss of the services of a number of the company’s executive officers, area managers, fleet personnel or other key employees, or our ability to recruit replacements for such personnel or to otherwise attract, retain and motivate highly qualified personnel could harm the company. The company currently does not carry key employee life insurance payable to the company with respect to any of its management employees.

Risks Associated with Operating Internationally

For the fiscal years ended March 31, 2006, 2005 and 2004, 77%, 80%, and 78%, respectively, of the company’s total revenues were generated by international operations. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, the ability to recruit and retain management of overseas operations, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company.

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

Operational Risks Inherent to the Offshore Marine Industry

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather and sea conditions, mechanical failure, collisions, and property losses to vessels, and business interruption due to political action in countries other than the United States. Any such event may result in a reduction in revenues or increased costs. The company’s vessels are insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks. The company also carries workers’ compensation, maritime employer’s liability, directors and officers’ liability, general liability (including third party pollution) and other insurance customary in the industry.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The company has previously disclosed that it is the subject of an informal inquiry by the Securities and Exchange Commission (SEC) related to the $26.5 million impairment charge that it recorded in its fiscal year ended March 31, 2004 that was related to 83 vessels that had been used in the Gulf of Mexico. The company is in discussions with the SEC in an effort to resolve the matters raised by the inquiry. At this time, the company is unable to predict the timing or ultimate outcome of these discussions.

ITEM 2.	PROPERTIES

Information on Properties is contained in Item 1 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

The company is not a party to any litigation that, in the opinion of management, is likely to have a material adverse effect on the company’s financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock Market Prices and Dividends

The company’s common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange under the symbol TDW. At March 31, 2006, there were approximately 1,369 record holders of the company’s common stock, based upon the record holder list maintained by the company’s stock transfer agent. The following table sets forth the high and low closing sale prices of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

Fiscal Year	Quarter	High	Low	Dividend
2006	First	$40.23	$31.85	$.15
	Second	49.77	37.09	.15
	Third	49.24	41.00	.15
	Fourth	59.17	44.90	.15
2005	First	$30.05	$25.74	$.15
	Second	33.50	26.90	.15
	Third	36.45	29.61	.15
	Fourth	42.84	33.39	.15

Issuer Repurchases of Equity Securities

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases are made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program will expire when all authorized funds have been expended or on June 30, 2006, unless extended by the Board of Directors. As of March 31, 2006, the company spent $20.8 million for the repurchase and cancellation of 455,000 common shares, or an average price paid per common share of $45.64. At March 31, 2006, approximately $99.2 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program. The following table summarizes the stock repurchase activity for the three months ending March 31, 2006 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1, 2006 – January 31, 2006	—	$—	—	$111,308,581
February 1, 2006 – February 28, 2006	90,000	52.55	90,000	106,578,738
March 1, 2006 – March 31, 2006	145,000	50.64	145,000	99,235,700

Total	235,000	$51.37	235,000

Securities Authorized for Issuance under Equity Compensation Plans

Please refer to Item 12 of this Annual Report on Form 10-K for information concerning common stock authorized for issuance under the company’s equity compensation plan.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31 (In thousands, except ratio and per share amounts)	2006 (B)	2005 (C)	2004 (D)	2003	2002
Statement of Earnings Data :
Revenues:
Vessel revenues	$846,982	655,526	625,948	624,555	715,361
Other marine revenues	30,635	36,624	26,682	11,268	13,668

	$877,617	692,150	652,630	635,823	729,029

Net earnings	$235,756	101,339	41,662	88,630	136,159

Earnings per common share (A)	$4.07	1.78	.73	1.57	2.41

Cash dividends declared per common share	$.60	.60	.60	.60	.60

Balance Sheet Data (at end of period):
Cash and cash equivalents	$246,109	15,376	17,636	17,767	11,882

Total assets	$2,364,540	2,213,173	2,081,790	1,849,578	1,669,370

Long-term debt	$300,000	380,000	325,000	139,000	54,000

Stockholders’ equity	$1,659,121	1,442,702	1,366,110	1,351,395	1,285,818

Working capital	$413,289	133,643	152,585	141,225	152,891

Current ratio	4.57	2.42	3.12	2.95	3.07

Cash Flow Data:
Net cash provided by operating activities	$283,578	160,062	129,049	202,000	194,390

Net cash provided by (used in) investing activities	$53,208	(189,125)	(285,429)	(255,931)	(300,216)

Net cash (used in) provided by financing activities	$(106,053)	26,803	156,249	59,816	22,555

(A)	All per share amounts were computed on a diluted basis.

(B)	In July 2005, the company sold six KMAR 404 class of anchor handling towing supply vessels for a cash price of $188.0 million resulting in a $65.9 million pre-tax financial gain or approximately $42.8 million after tax, or $0.74 per diluted common share.

(C)	In March 2005, the company recorded a tax benefit of $31.8 million ($0.56 per share) to reverse previously recorded deferred tax assets and liabilities no longer required as a result of the American Jobs Creation Act of 2004 (for a full discussion see note 4 of Notes to Consolidated Financial Statements).

(D)	In March 2004, the company recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) on 83 older Gulf of Mexico supply vessels. A full discussion of the impairment of long-lived assets is disclosed in “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary and Overview

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

Fiscal 2006 domestic results of operations improved significantly as compared to fiscal 2005. The company’s domestic-based revenues and operating profit increased approximately $62.1 million and $59.2 million, respectively, during the current fiscal year due to favorable commodity prices and an improved operating environment which resulted in increased demand for the company’s vessels which in turn resulted in an escalation of vessel dayrates. A significant portion of the company’s increase in domestic-based revenues went directly to operating profit because operating costs and depreciation did not change proportionally when revenue changed. Hurricanes Katrina and Rita caused extensive damage to the energy industry infrastructure in the Gulf of Mexico and along the U.S. Gulf Coast resulting in an interruption in oil and gas production in the Gulf of Mexico. Given the damage sustained to the offshore oil and gas infrastructure, management anticipates its vessels to be in high demand in the Gulf of Mexico for the near term while repairs are made to offshore pipelines and platforms. Fiscal 2006’s domestic-based operating costs increased a modest 4% as compared to fiscal 2005. The number of available drilling rigs in the U.S. market will be the primary driver of the company’s future profitability in the domestic market. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years. Over the longer term, the company’s domestic-based fleet utilization will be influenced more by the active offshore rig count than by any other single outside influence, although the number of available units of competitor companies will also have a significant effect.

The company’s international results of operations are primarily dependent on the demand and supply relationship for crude oil. During fiscal 2006 international-based revenues and operating profit increased approximately $129.3 million and $90.7 million, respectively, as compared to fiscal 2005 due to strong demand for natural resources, and an improved operating environment which in turn resulted in an escalation of vessel dayrates. In addition, fiscal 2006 international-based vessel revenues were slightly offset by higher operating costs and depreciation expense resulting from an increased number of vessels operating in the international market during fiscal 2006 due to new vessel deliveries throughout the current fiscal year. Fiscal 2006’s international-based operating costs increased approximately 8% from fiscal 2005 levels.

During the second quarter of fiscal 2006, the company completed the sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The company used a portion of the proceeds of the sale to repay $95.0 million of then outstanding borrowings under the company’s revolving credit agreement. The company also sold and/or scrapped an additional 45 vessels which resulted in additional gains on sales of assets of approximately $19.9 million during fiscal 2006.

Fiscal 2006 witnessed the delivery of 18 newly-constructed vessels, which consisted of 10 anchor handling towing supply vessels, one platform supply vessel and seven crewboats. Three of the newly constructed anchor handlers are deepwater class vessels. The remaining newly-built anchor handlers and the platform supply vessels expanded the company’s core vessel fleet. To date, the company has funded all of its vessel commitment programs from current cash balances, operating cash flow, and funds provided by its $300 million senior unsecured notes and its revolving credit facility.

The provisions of the American Jobs Creation Act of 2004 (the Act), were effective for the company as of April 1, 2005, and allowed the company to omit recording deferred tax assets or liabilities on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. At March 31, 2005, the company reversed all previously recorded deferred tax assets and liabilities related to timing differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings are now anticipated to be indefinitely reinvested abroad. This resulted in an approximate $31.8 million reduction of income tax expense in the fourth quarter of fiscal 2005.

Prior to the April 1, 2005 effective date of the Act, the company provided income taxes at the U.S. statutory rate on generally all profits the company generated from both U.S. and international operations. Effective April 1, 2005 income taxes on earnings generated in the U.S. are provided for at the U.S. statutory income tax rate and the company earnings generated from international operations which we expect to be permanently invested abroad is provided at the tax rates of the respective countries where the profits are generated. Generally, these international tax rates are significantly less than the U.S. statutory income tax rate; therefore, the company’s consolidated effective tax rate is significantly lower post April 1, 2005 than what the company historically experienced. The company’s consolidated effective tax rate in the future could be more volatile as a result of changing profit levels from the various countries in which the company operates.

Key Focus for Fiscal 2006 and Outlook

During fiscal 2006, the company focused on strengthening its balance sheet, improving its domestic profitability, growing its international markets, and regenerating its vessel fleet in order to generate future earnings capacity. The company strengthened its balance sheet by selling its KMAR 404 class of vessels for $188 million in cash that resulted in a $65.9 million pre-tax financial gain. The company used these funds to maintain its financial strength by eliminating an existing $95.0 million outstanding debt under the company’s revolving credit agreement, initiating a stock repurchase program and to continue to reinvest in new equipment. In the company’s operating business, management focused on improving dayrates and utilization, maintaining disciplined cost control in the sourcing of critical supplies and services, and obtained favorable tax incentives. Fiscal 2006 was a year of strong financial performance with solid improvements in revenue, operating profit and earnings per share, all building the foundation for long-term growth.

Given the progress the company has made in executing its strategies, the company is poised to continue to grow organically and, given the right opportunity, to grow through targeted and disciplined acquisitions. The company will continue to pursue its long-term growth strategies on a disciplined basis. The company has targeted two additional dimensions within its growth initiatives to include (1) assessing opportunities for its older fleet; and (2) targeted acquisitions. In each case, the company will carefully consider whether proposed transactions have the appropriate risk/reward profile. These areas of opportunity have a common theme which is to leverage the company’s existing strengths and capitalize on favorable market conditions to improve operating profit, earnings per share and cash flows.

Vessel Construction Programs and Acquisitions

Current Commitments

The company is constructing five anchor handling towing supply vessels varying in size from 5,000 brake horsepower (BHP) to 10,000 BHP. One international shipyard is constructing two vessels while a different international shipyard is constructing three vessels. Scheduled delivery for the five vessels will begin in July 2006, with the last vessel scheduled for delivery in December 2007. As of March 31, 2006, $32.9 million has been expended on the vessels of the total $80.8 million commitment cost.

The company is also committed to the construction of two 220-foot and three 250-foot supply vessels for approximately $78.7 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the two 220-foot vessels while a different U.S. shipyard is constructing the 250-foot vessels. Scheduled delivery of the two 220-foot vessels is expected in August 2006 and July of 2007 while the three 250-foot vessels are expected to be delivered in March 2007, June 2007 and September 2007. As of March 31, 2006, $23.5 million has been expended on these five vessels.

The company is also committed to the construction of one 175-foot, state-of-the-art, fast, crew/supply boat, one water jet crewboat and one tugboat for an approximate total cost of $15.7 million. A U.S. shipyard is constructing the 175-foot crewboat, while one international shipyard is constructing the water jet crewboat and a different international shipyard is constructing the tugboat. Scheduled delivery of the 175-foot crewboat is expected in July 2006. The water jet crewboat was delivered in April 2006 while the tugboat is expected to be delivered in February of 2007. As of March 31, 2006, $4.6 million has been expended on these three vessels.

The company has also contracted for the construction of a new corporate aircraft for a total approximate cost of $27.0 million. As of March 31, 2006, $3.7 million has been spent. The airplane is expected to be available for use in May of 2007.

Current Vessel Commitments Summary

The table below summarizes the various vessel commitments by vessel class and type as of March 31, 2006:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 3/31/06	Number of Vessels	Total Cost Commitment	Expended Through 3/31/06
		(In thousands)			(In thousands)
Deepwater vessels:
Platform supply vessels	3	$51,923	$15,094	—	—	—
Replacement fleet:
Anchor handling towing supply	—	—	—	5	$80,841	$32,900
Platform supply vessels	2	$26,832	$8,421	—	—	—
Crewboats and offshore tugs:
Crewboats – 175-foot	1	$7,229	$474	—	—	—
Crewboats – water jet	—	—	—	1	$1,086	$895
Offshore tugs	—	—	—	1	$7,401	$3,187

Totals	6	$85,984	$23,989	7	$89,328	$36,982

While the company does not have any other commitments for new-build vessel contracts other than what is discussed above, the company anticipates that over the next several years, it will continue to build, acquire or lease newer vessels in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 22 years of age and will need to be replaced within the next several years. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to continue its fleet replacement.

Fiscal 2006 Vessel Deliveries and Acquisitions

During fiscal 2006, the company delivered two large anchor handling towing supply vessels, with BHP in excess of 25,000, that are capable of working in most deepwater markets of the world. A Chinese shipyard constructed the vessels for an approximate cost of $70.4 million which includes shipyard commitments and other incidental costs such as spare parts, management and supervision, and outfitting costs. The Chinese shipyard also constructed and delivered in December 2005, for approximately $37.3 million, a third large anchor handling towing supply vessel to a second shipyard that modified and outfitted the vessel. This vessel was delivered to the company in April 2006.

The company delivered to the market seven anchor handling towing supply vessels varying in size from 6,500 to 8,000 BHP. The vessels were delivered by four international shipyards during fiscal 2006 for an approximate cost of $81.8 million.

The company also delivered to the market during fiscal 2006 one 220-foot, platform supply vessel for approximately $12.0 million. The company’s shipyard, Quality Shipyard, LLC, constructed the vessel which is capable of working in domestic and international markets and was built to replace older supply vessels.

During fiscal 2006, the company delivered to the market one 175-foot, state-of-the-art, fast, crew/supply boat from a U.S. shipyard and six water jet crewboats from a shipyard in Holland for an approximate total cost of $13.4 million.

Fiscal 2005 Vessel Deliveries and Acquisitions

During fiscal 2005, the company took delivery of two deepwater anchor handling towing supply vessels and five anchor handling towing supply vessels varying in size from 6,500 to 8,000 BHP. A shipyard in China constructed the two deepwater anchor handling towing supply vessels, with a BHP in excess of 25,000, for an approximate cost of $68.6 million. The first China built deepwater vessel was delivered during the second quarter of fiscal 2005. The second deepwater anchor handler was delivered in March 2005 to a second shipyard that modified and outfitted the vessel before being delivered to the company in August 2005. All five of the anchor handling towing supply vessels were built by international shipyards for an approximate total cost of $74.8 million.

The company also took delivery of one U.S.-built platform supply vessel, three U.S.-built 175-foot crewboats and one water jet crewboat built in Holland during fiscal 2005 for an approximate total cost of $32.4 million. The platform supply vessel was built in order to replace older supply vessels and is intermediate in size and technically capable of working in certain domestic and international deepwater markets. Also during fiscal 2005, the company purchased three 5,500 to 6,500 BHP anchor handling towing supply vessels for approximately $39.6 million and one platform supply vessel for approximately $16.3 million.

Fiscal 2004 Vessel Deliveries and Acquisitions

On April 1, 2003, the company paid $79.0 million in cash to ENSCO International Incorporated to purchase its 27-vessel Gulf of Mexico-based marine fleet. The mix of vessels the company acquired consisted of five anchor handling towing supply vessels, six stretched 220-foot platform supply vessels and 16 supply vessels. In conjunction with the acquisition of the vessels, it was agreed that, for a two year period and subject to satisfactory performance, the company would provide to ENSCO all of its discretionary vessel requirements in the Gulf of Mexico. The day rates charged under the arrangement were based upon predetermined pricing criteria. The original agreement expired on March 31, 2005 and a one year extension under similar terms was agreed to which expired on March 31, 2006. A second one year extension has been agreed to which will expire on March 31, 2007.

During fiscal 2004, the company took delivery of two large, platform supply vessels (one constructed by a Brazilian shipyard and the other by a shipyard in the Far East). The company also took delivery of nine next generation supply vessels, ranging in size from 205-foot to 220-foot, for approximately $133.2 million. The company’s shipyard, Quality Shipyard, LLC, constructed three of the next generation supply vessels and two other U.S. shipyards constructed the remaining six vessels. Although the nine vessels are intermediate in size and are technically capable of working in certain deepwater markets, they were constructed to replace older supply vessels. Also during fiscal 2004, the company purchased two 5,500 BHP anchor handling towing supply vessel for approximately $24.4 million, purchased one offshore tug for approximately $4.3 million and took delivery of three water jet crewboats that were constructed in Holland for approximately $2.7 million.

During fiscal 2004, the company constructed and delivered to the market, for an approximate total cost of $10.6 million, two crewboats whose construction contracts the company assumed from Crewboats, Inc., a privately held, independent provider of crewboat services in the Gulf of Mexico during fiscal 2002.

The company also delivered to the market during fiscal 2004, for an approximate total cost of $19.7 million, three 175-foot, state-of-the-art, fast, crew/supply boats that blend the speed of a crewboat with the capabilities of a supply vessel. All three vessels were constructed at a U.S. shipyard that is currently constructing one additional 175-foot, fast, crew/supply boats as discussed above.

Vessel Deliveries and Acquisitions Summary

The table below summarizes the number of vessels that have been added to the company’s fleet, excluding 27 vessels purchased from ENSCO on April 1, 2003, during fiscal 2006, 2005 and 2004 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2006	2005	2004
Deepwater vessels:
Anchor handling towing supply	3	2	—
Platform supply vessels		—	2
Replacement fleet:
Anchor handling towing supply	7	8	2
Platform supply vessels	1	2	9
Crew/utility:
Crewboats	7	4	8
Offshore tugs	—	—	1

Total number of vessels added to the fleet	18	16	22

Impairment of Long-lived Assets

During fiscal 2004, numerous marine drilling rigs exited the U.S. Gulf of Mexico despite attractive domestic oil and gas commodity pricing for an extended period of time. These departures, combined with the low activity levels of traditional Gulf of Mexico operators, left the active offshore rig count at its lowest level in ten years. By late fiscal 2004, the company concluded, based on mounting extrinsic evidence that low activity levels in the Gulf of Mexico could possibly persist for an extended period of time. Management reviewed the recoverability of the values of its Gulf of Mexico operating assets and recorded in March 2004 a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) relating to 83 older Gulf of Mexico supply vessels. As a result of the prolonged weakness in the Gulf of Mexico drilling market, a majority of the vessels were stacked for as long as several years and were viewed as unlikely to return to service. Due to the average age of the vessels (23.5 years), outdated specifications (low horsepower and cargo capacities) relative to competing equipment, significant costs to repair and return the vessels to service (average approximately $500,000 per vessel) and an anticipation of low customer demand for the vessels in the future, the company concluded it was unlikely that these vessels would return to active service. Based on such factors, and in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the asset impairment charge noted above was taken to adjust the carrying value of the assets to fair value at March 31, 2004. The fair value of the vessels was determined based upon management’s estimate of liquidation values that could be realized in sales to unrelated purchasers and included an assumption that a significant number of the vessels (as much as 50%) may have to be scrapped. Disposal of the assets may take an extended period of time due to the vessels’ outdated specifications. Two vessels from this group of impaired vessels were sold during fiscal 2005 and an additional 22 impaired vessels were sold and/or scrapped during fiscal 2006.

The company has previously disclosed that it is the subject of an informal inquiry by the Securities and Exchange Commission (SEC) related to the $26.5 million impairment charge that it recorded in its fiscal year ended March 31, 2004 that was related to 83 stacked vessels that had been used in the Gulf of Mexico. The company is in discussions with the SEC in an effort to resolve the matters raised by the inquiry. At this time, the company is unable to predict the timing or ultimate outcome of these discussions.

In the fourth quarter of fiscal 2005, the company reviewed, for impairment purposes, all stacked vessels and vessels withdrawn from service and recorded a non-cash impairment charge of $1.7 million ($1.1 million after tax, or $0.02 per share) to reduce the carrying amount of 10 stacked vessels as to which an impairment charge had not been taken in fiscal 2004 but which were subsequently identified as being unlikely to return to active service. An impairment review during fiscal 2006 resulted in a non-cash impairment charge of approximately $3.1 million ($2.0 million after tax, or $0.03 per share) on eight additional vessels that are withdrawn from service as to which an impairment charge had not been taken previously.

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. Fleet size, utilization and vessel day rates primarily determine the amount of revenues and operating profit because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs; repair and maintenance; insurance; fuel, lube oil and supplies. Fleet size and utilization are the major factors that affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Whenever possible, vessel drydockings are scheduled in order to minimize any impact on vessel operations and are only done if economically justified, given the vessel’s age and physical condition. The following table compares revenues and operating expenses (excluding general and administrative expenses and depreciation expense) for the company’s vessel fleet for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine services relate to third-

party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

(In thousands)	2006	2005	2004
Revenues (A):
Vessel revenues:
United States	$180,374	118,288	125,344
International	666,608	537,238	500,604

	846,982	655,526	625,948
Other marine revenues	30,635	36,624	26,682

Total revenues	$877,617	692,150	652,630

Operating costs:
Vessel operating costs:
Crew costs	$243,584	226,653	213,687
Repair and maintenance	76,058	70,519	76,975
Insurance	15,820	18,568	20,638
Fuel, lube and supplies	39,617	40,329	38,309
Other	56,402	45,802	45,090

	431,481	401,871	394,699
Costs of other marine revenues	23,836	29,453	21,502

Total operating costs	$455,317	431,324	416,201

(A)	For fiscal 2006, 2005 and 2004, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 15%, 13.2% and 12.0%, respectively, of revenues while Petroleo Brasileiro SA accounted for 10.2% of revenue during fiscal 2005.

Marine operating profit (loss) and other components of earnings before income taxes for the years ended March 31 consists of the following:

(In thousands)	2006	2005	2004
Vessel activity:
United States	$61,227	2,022	(17,715)
International	186,044	95,383	96,316

	247,271	97,405	78,601
Impairment of long-lived assets	(3,050)	(1,733)	(26,456)
Gain on sales of assets	86,337	11,977	7,075
Other marine services	6,511	6,623	4,623

Operating profit	337,069	114,272	63,843

Other income	16,797	7,589	7,634
Corporate expenses	(21,280)	(15,179)	(13,291)
Interest and other debt costs	(9,074)	(6,887)	(3,683)

Earnings before income taxes	$323,512	99,795	54,503

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.1 million of billings as of March 31, 2006, $1.6 million of billings as of March 31, 2005 and $3.1 million of billings as of March 31, 2004 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been resolved.

Comparison of Fiscal 2006 to Fiscal 2005

Fiscal 2006 domestic results of operations benefited from strong industry fundamentals which translated into higher utilization and average day rates for the company’s domestic-based vessel fleet. Prospects for growth in the offshore market in the Gulf of Mexico have shown significant improvement during the past year. However, Hurricanes Katrina and Rita have caused extensive damage to the energy industry infrastructure in the Gulf of Mexico and along the U.S. Gulf Coast resulting in an interruption in oil and gas production in the Gulf of Mexico. The U.S. Minerals Management Service (MMS) statistical report on production shut-ins due to Hurricanes Katrina and Rita dated March 22, 2006 reported that total shut-in oil production, for the period of September 26, 2005 to March 22, 2006, totaled approximately 25% of the yearly U.S. Gulf oil production. During this same period of time, natural gas shut-in totaled approximately 19% of the yearly U.S. Gulf gas production as reported by MMS. Pre-storm offshore rig demand improved greatly and drilling activity was forecast to remain at improved levels well into 2006. The exploration and production (E&P) companies have contracted offshore drilling rigs for longer durations than in past periods due to concerns over rig availability in the domestic market. The market for offshore support vessels tightened as drilling operators discovered that offshore vessels currently in service are in short supply. The Gulf of Mexico supply boat market still has a significant number of vessels stacked that could resume active status, but only after expenditures to drydock to re-certify the vessels. The company did not experience any injuries to its personnel or damage or interruption of service to its fleet of vessels serving the offshore oil and gas industry in the Gulf of Mexico due to Hurricanes Katrina and Rita. The aftermath of the storms did not have any material impact on the company’s ability to respond to customer needs or its ability to fulfill contract commitments. Demand for the company’s available domestic-based vessels prior to the two storms was strong and business has been brisk since the storms, with charter rates exceeding levels that were achieved in prior industry upturns in 1997 and 2001.

Domestic results of operations are primarily driven by natural gas exploration and production and, given the damage sustained to the offshore oil and gas infrastructure, management anticipates its vessels to be in high demand in the Gulf of Mexico for the near term while repairs are made to offshore pipelines and platforms. While the repair work in the Gulf of Mexico is expected to keep domestic-based vessel demand high for the near term, the offshore rig count in the Gulf of Mexico remains relatively depressed as compared to past up cycles. The uptick in domestic-based business during the second half of fiscal 2006 is related to the repair work resulting from damage caused by Hurricanes Katrina and Rita. Upon completion of the needed repair work in the U.S. Gulf of Mexico, and assuming no significant damage from any hurricanes during 2006, the number of available drilling rigs in the U.S. market will be the primary driver of the company’s future profitability in the domestic market. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years. This capacity constraint is forcing some E&P companies to delay drilling programs. Over the longer term, the company’s domestic-based fleet will be influenced more by the active offshore rig count than by any other single outside influence. Recent analysts’ reports indicate that over the next 4 years offshore drilling rig count will increase as the newbuild order books for jackup rigs currently stand at approximately 62 rigs. Nine of these rigs are scheduled to be delivered in calendar 2006 while calendar years 2007, 2008 and 2009 expect to have 21, 26 and 6 rig deliveries, respectively.

Historically, the company’s international results of operations have been primarily dependent on the supply and demand relationship for crude oil and crude oil prices are presently at historically high levels. The company’s fiscal 2006 international results of operations benefited from higher average day rates, utilization and an increase in the number of vessels operating internationally. Improvements in the company’s average day rates and utilization are due to increases in international E&P spending and an increase in rig utilization in the international arena. Industry analysts are forecasting that demand for crude oil will likely remain strong throughout calendar year 2006 and expect future crude oil prices to remain at high levels due to strong domestic and international demand, tight crude oil inventory supplies and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of the Organization of Petroleum Exporting Countries (OPEC). Analysts also forecast that calendar year 2006 E&P spending in the international markets will increase approximately 15% from amounts spent in calendar 2005. Management anticipates international vessel demand will continue to improve along with these market conditions, although the demand will be limited by the availability of drilling and production units to serve the industry. There are also a number of vessels under construction in the industry that will enter into service in the coming year that will increase the available supply of vessels to satisfy customer demands.

The company’s properties and equipment were unaffected by Hurricanes Katrina and Rita, which affected the Gulf Coast region of the United States. The company’s fleet of vessels operating in the Gulf of Mexico did not sustain any damage and the company’s main operational base in Amelia, Louisiana suffered only power and telephone outages. The company’s corporate headquarters located in New Orleans, Louisiana did not sustain damage but was inaccessible for business for approximately three months. During this period, the company’s New Orleans based staff personnel were assigned to the company’s main operational base in Amelia, Louisiana while the company’s senior management group operated from the company’s Houston, Texas office. The company’s shipyard, Quality Shipyards, LLC located in Houma, Louisiana also did not sustain any damage. All international operations of the company were unaffected by the two storms. The company’s corporate headquarters are accessible for business and its New Orleans based staff personnel have resumed operations in New Orleans while the company’s senior management group operates in both the New Orleans and Houston offices. The company maintains insurance against property damage, including extra-expense coverage which covers costs incurred to continue as nearly as practicable the normal operations of the business.

Domestic-based vessel revenues increased approximately 53%, or $62.1 million, during fiscal 2006 as compared to fiscal 2005 due to an increase in utilization rates and average day rates on all classes of vessels operating in the domestic market. The company’s deepwater class of vessels contributed approximately 24% of revenue growth during fiscal 2006 as compared to fiscal 2005. Active towing supply/supply vessels, the company’s most significant income producing vessel class in the domestic market, generated approximately 55% of the revenue growth during the same comparative period, while the crew/utility class contributed 15% of the revenue growth during the same comparative period. The company’s offshore tugs also had a positive contribution to the revenue increase generating 5% of the revenue growth during fiscal 2006 as compared to fiscal 2005.

Utilization rates on the company’s domestic-based deepwater class of vessels increased approximately 14% during fiscal 2006 as compared to fiscal 2005 while average day rates for the deepwater vessels increased 41% during the comparative period. Utilization rates and average day rates for the domestic-based towing supply/supply vessels increased approximately 12% and 43%, respectively, during fiscal 2006 as compared to fiscal 2005. Utilization rates on the company’s domestic-based crew/utility class of vessels increased approximately 13% during fiscal 2006 as compared to fiscal 2005 while average day rates for the crew/utility class of vessels increased approximately 38% during the same comparative period. Lastly, utilization rates and average day rates on the domestic-based offshore tugs increased approximately 7% and 28%, respectively, during fiscal 2006 as compared to fiscal 2005.

U.S.-based operating profit increased approximately $59.2 million during fiscal 2006 as compared to fiscal 2005 due to higher revenues. Revenues generated during fiscal 2006 were slightly offset by higher vessel operating costs, specifically crew costs which increased due to competitive pressure on wages rates.

International-based vessel revenues increased approximately 24%, or $129.4 million, during fiscal 2006 as compared to fiscal 2005 due to an increase in average day rates on all vessel classes. The company’s international deepwater class, towing supply/supply class and crew/utility class of vessels generated approximately 22%, 64% and 10%, respectively, of the revenue growth during fiscal 2006 as compared to fiscal 2005. The company’s offshore tugs and other class of vessel also made positive contributions to fiscal 2006’s revenue growth, each contributing approximately 4% and 1%, respectively, to the increase in revenues earned. Revenues also improved due to an increase in total utilization of the international-based fleet which increased 3% during fiscal 2006 as compared to fiscal 2005.

International-based vessel operating profit increased 95%, or $90.7 million, during fiscal 2006 as compared to fiscal 2005 primarily due to higher revenues. Higher revenues were partially offset by increases in crew costs (resulting from an increase of vessels operating in the international market and due to additional United Kingdom multi-employer retirement fund expense) and depreciation expense resulting from an increase in the number of vessels operating in the international market. Increases in depreciation expense is a result of adding newly built vessels to the company’s fleet of vessels.

During the first quarter of fiscal 2006, the company performed a thorough review of all vessels withdrawn from service and stacked vessels in the company’s fleet and during the third quarter of fiscal 2006, the company performed a thorough review of all vessels in its fleet for asset impairment. The reviews resulted in a December 2005 impairment charge of $3.1 million on eight vessels withdrawn from service. The eight vessels were written down to each vessel’s respective estimated fair value. An impairment charge of $1.7 million was recorded in fiscal 2005 to reduce the carrying amount of 10 stacked vessels that were unlikely to return to active service.

Due to an improved safety record and lower claim costs and loss reserves, the company’s insurance and loss reserve costs decreased approximately 15% during fiscal 2006 as compared to fiscal 2005.

Other marine services operating profit which consist of operating profit on the company’s shipyard operations, brokered vessel and other marine services lines of business were comparable to fiscal 2005 levels.

Fiscal 2006 gain on sales of assets increased significantly as compared to fiscal 2005 due primarily to the July 26, 2005 sale of six KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share. The company also sold and/or scrapped an additional 45 vessels which resulted in additional gains on sales of assets of approximately $19.9 million during fiscal 2006.

Comparison of Fiscal 2005 to Fiscal 2004

Persistent weakness in the natural gas drilling market in the U.S. Gulf of Mexico continued to negatively impact the company’s domestic results of operations during fiscal 2005; however, prospects for growth in the offshore drilling market in the Gulf of Mexico did show promise because of several positive developments that occurred during fiscal 2005. In August 2004, the Western Gulf of Mexico lease sale received solid bids. Bids for shallow water tracts were up and high bids for deepwater tracts increased from the previous year’s sale. The Texas State Lease Sale, which was held in January 2005, reported to have had its best showing in six years and the independent exploration and production (E&P) companies were dominant bidders at the Central Gulf of Mexico lease sales held in March 2005. Analysts forecast that worldwide E&P expenditures would increase in calendar year 2005 due to continuing strong demand for natural resources despite historically high crude oil prices and lofty natural gas prices. Sizeable portions of the increase in capital spending was expected to be spent in North America. Industry analysts reported that many companies planned on increasing their calendar year 2005 E&P budgets on deepwater activities in the Gulf of Mexico. Offshore rig demand was showing signs of strengthening and drilling activity was likely to improve. The E&P companies began to contract offshore drilling rigs for longer durations than in past periods due to concerns over rig availability in the domestic market. The market for offshore support vessels tightened during fiscal 2005 as drilling operators discovered that offshore vessels then in service were in short supply. During fiscal 2005, the Gulf of Mexico supply boat market still had a significant number of vessels stacked that could have resumed active status, but only after significant expenditures to drydock and re-certify the vessels.

Natural gas pricing is a critical factor in E&P companies’ development of capital spending budgets. Weather was a major driver of natural gas pricing during calendar year 2004. The latter half of calendar 2004 witnessed natural gas inventories exceed five-year inventory averages due to mild summer and winter weather. Disappointing storage withdrawals due to the mild weather applied downward pressure on natural gas commodity prices. The downward pricing trend appeared to reverse during the first quarter of calendar year 2005 as inventories for natural gas began decreasing. Management was pleased by the strength that developed in the offshore drilling market during fiscal 2005 despite the challenge presented in predicting how domestic-based vessel demand would be affected in the upcoming quarters.

The company’s international results of operations for fiscal 2005 benefited from higher utilization and average day rates and an increase in the number of vessels operating internationally. Industry analysts forecast that demand for crude oil would remain strong throughout calendar year 2005 and beyond and expected future crude oil prices to remain at attractive levels due to high consumer demand, a tightening of crude inventory supplies and concerns over possible supply interruptions caused by geopolitical risk in certain members of the Organization of Petroleum Exporting Countries (OPEC) countries. During fiscal 2005, analysts estimated that profitable international offshore markets would receive notable increases in exploration and production spending in 2005 due to strong demand for crude oil and higher commodity prices for the resource. Management anticipated international vessel demand to improve along with the market conditions.

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

Other marine service revenues which consist of revenues earned on the company’s shipyard operations, brokered vessel and other marine services lines of business increased approximately 37%, or $9.9 million as compared to fiscal 2004. The company’s shipyard, Quality Shipyards, LLC generated 86% of the increase, or approximately $8.5 million as they performed more third party vessel construction, repair and refurbishments during fiscal 2005 than in fiscal 2004.

Fiscal 2005’s U.S.-based operating profit increased approximately $19.7 million as compared to fiscal 2004 due to a decrease in vessel operating costs, specifically crew costs and fuel, lube and supplies, and a reduction in depreciation expense primarily related to 83 older domestic-based towing supply/supply vessels that were determined impaired at March 31, 2004. Depreciation expense ceased on these 83 vessels when the carrying values of the vessels were written down to estimated current fair market value. The 83 vessels were determined impaired as a result of the prolonged weakness in the Gulf of Mexico drilling market and due to the vessels’ average age (23.5 years), their outdated specifications (low horsepower and cargo capacities) relative to competing equipment, the significant costs to repair and return these vessels to service (average approximately $500,000 per vessel), the anticipation of lower customer demand for the vessels in the future, and management’s conclusion that it was unlikely that the vessels would return to active service. Based on this determination, and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” an asset impairment charge of $26.5 million was recorded to write down the carrying value of these assets to fair value at March 31, 2004. An impairment charge of $1.7 million was recorded in fiscal 2005 to reduce the carrying amount of 10 stacked vessels that are unlikely to return to active service.

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

Effective April 1, 2004, the company excluded from its utilization statistics the domestic-based towing supply/supply vessels determined impaired in March 2004 as disclosed in the “Impairment of Long-lived Assets” section of Item 7 and Note 3 of Notes to Consolidated Financial Statements. Had the impaired vessels been removed from the company’s utilization statistics for the quarter periods ended June 30, 2003, September 30, 2003, December 31, 2003, and March 31, 2004, domestic-based towing supply/supply utilization would have been 52.6%, 48.2%, 52.2% and 46.2%, respectively. The company’s towing supply/supply vessels utilization for the year ended March 31, 2004 would have been 49.8%. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

UTILIZATION:

Fiscal Year 2006	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	100.0%	97.9	99.3	99.7	99.2
Towing-supply/supply	62.4	60.6	62.2	62.0	61.8
Crew/utility	80.6	86.6	88.0	86.6	85.5
Offshore tugs	26.2	26.4	32.7	30.8	28.9
Total	61.5%	61.9	65.0	64.5	63.2
International-based fleet:
Deepwater vessels	85.5%	82.7	89.4	89.9	86.8
Towing-supply/supply	71.5	72.1	75.8	76.8	74.1
Crew/utility	75.2	74.1	79.9	76.2	76.4
Offshore tugs	57.5	46.4	63.0	63.3	57.5
Other	34.6	35.7	44.3	28.8	35.9
Total	70.9%	69.6	75.5	75.2	72.8
Worldwide fleet:
Deepwater vessels	87.4%	85.2	91.1	91.7	88.8
Towing-supply/supply	69.7	69.9	73.2	74.0	71.7
Crew/utility	76.5	76.9	81.7	78.5	78.5
Offshore tugs	48.4	40.3	54.2	53.7	49.0
Other	34.6	35.7	44.3	28.8	35.9
Total	69.0%	68.0	73.3	72.9	70.8

Fiscal Year 2005	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	74.9%	94.1	91.7	91.6	87.2
Towing-supply/supply	50.7	54.6	57.6	57.1	55.0
Crew/utility	68.1	80.3	77.1	80.0	76.0
Offshore tugs	28.6	29.3	24.6	25.1	27.1
Total	51.2%	57.4	57.2	58.0	55.8
International-based fleet:
Deepwater vessels	72.6%	87.9	91.8	84.8	84.5
Towing-supply/supply	68.7	68.5	72.2	70.9	70.1
Crew/utility	75.1	74.0	77.0	75.7	75.5
Offshore tugs	64.1	68.3	62.2	61.6	64.0
Other	55.5	49.4	45.4	47.3	49.4
Total	69.2%	70.6	72.8	71.2	71.0
Worldwide fleet:
Deepwater vessels	73.1%	89.0	91.8	85.7	84.9
Towing-supply/supply	65.0	65.7	69.3	68.3	67.1
Crew/utility	73.2	75.6	77.0	76.7	75.6
Offshore tugs	50.2	55.6	50.8	51.3	52.0
Other	55.5	49.4	45.4	47.3	49.4
Total	64.9%	67.7	69.5	68.5	67.7

Fiscal Year 2004	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	68.0%	84.3	89.1	81.6	80.8
Towing-supply/supply	24.1	20.6	21.9	19.2	21.5
Crew/utility	71.5	76.2	71.8	57.8	69.6
Offshore tugs	31.2	39.7	43.7	34.8	37.4
Total	34.2%	34.0	34.9	29.1	33.1
International-based fleet:
Deepwater vessels	80.8%	78.2	82.3	72.5	78.4
Towing-supply/supply	73.2	69.3	69.3	64.8	69.1
Crew/utility	78.1	69.9	74.3	73.4	73.9
Offshore tugs	66.6	63.7	69.8	59.6	64.9
Other	48.6	40.1	42.3	42.7	43.5
Total	72.5%	67.8	70.0	65.5	68.9
Worldwide fleet:
Deepwater vessels	78.3%	79.3	83.6	74.2	78.9
Towing-supply/supply	53.4	49.6	50.6	46.7	50.1
Crew/utility	75.9	71.9	73.5	68.9	72.5
Offshore tugs	53.3	54.7	59.9	50.3	54.6
Other	48.6	40.1	42.3	42.7	43.5
Total	58.7%	55.8	57.8	52.8	56.3

AVERAGE DAY RATES:

Fiscal Year 2006	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$15,041	17,456	20,306	20,006	18,401
Towing-supply/supply	7,169	7,569	9,474	10,545	8,706
Crew/utility	3,843	4,238	5,080	5,455	4,673
Offshore tugs	9,191	11,110	10,146	9,707	10,060
Total	$7,104	7,814	9,318	10,049	8,606
International-based fleet:
Deepwater vessels	$13,850	15,592	17,014	17,823	16,012
Towing-supply/supply	6,728	7,121	7,318	7,682	7,224
Crew/utility	3,292	3,306	3,444	3,541	3,399
Offshore tugs	4,960	5,847	6,129	5,735	5,669
Other	2,939	3,536	3,064	4,597	3,442
Total	$6,648	7,046	7,284	7,635	7,162
Worldwide fleet:
Deepwater vessels	$14,029	15,933	17,640	18,272	16,448
Towing-supply/supply	6,803	7,194	7,667	8,140	7,467
Crew/utility	3,426	3,547	3,845	4,018	3,716
Offshore tugs	5,632	6,914	6,841	6,407	6,440
Other	2,939	3,536	3,064	4,597	3,442
Total	$6,730	7,191	7,655	8,078	7,428

Fiscal Year 2005	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$12,678	12,577	13,289	14,009	13,087
Towing-supply/supply	5,569	5,794	6,194	6,741	6,080
Crew/utility	3,035	3,357	3,477	3,689	3,382
Offshore tugs	7,385	7,566	7,388	9,648	7,874
Total	$5,736	5,909	6,136	6,735	6,117
International-based fleet:
Deepwater vessels	$12,680	11,847	12,553	13,165	12,552
Towing-supply/supply	6,050	6,202	6,288	6,561	6,279
Crew/utility	2,838	2,742	2,950	3,184	2,930
Offshore tugs	4,371	4,559	4,347	5,057	4,585
Other	1,579	1,262	1,201	1,418	1,375
Total	$5,723	5,874	6,064	6,372	6,013
Worldwide fleet:
Deepwater vessels	$12,680	11,959	12,648	13,279	12,636
Towing-supply/supply	5,972	6,134	6,273	6,591	6,246
Crew/utility	2,889	2,904	3,073	3,303	3,042
Offshore tugs	5,045	5,074	4,793	5,691	5,145
Other	1,579	1,262	1,201	1,418	1,375
Total	$5,726	5,881	6,076	6,433	6,032

Fiscal Year 2004	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$13,303	12,652	12,328	13,505	12,918
Towing-supply/supply	5,469	6,124	5,763	5,901	5,800
Crew/utility	2,827	2,879	2,897	3,108	2,914
Offshore tugs	7,015	7,306	6,089	5,791	6,539
Total	$5,354	5,786	5,553	5,913	5,640
International-based fleet:
Deepwater vessels	$11,578	11,825	12,481	12,434	12,082
Towing-supply/supply	6,544	6,448	6,286	6,134	6,358
Crew/utility	2,945	3,135	3,040	2,927	3,010
Offshore tugs	4,318	4,737	4,590	4,326	4,496
Other	1,361	1,746	1,820	1,416	1,578
Total	$5,904	6,011	5,937	5,750	5,902
Worldwide fleet:
Deepwater vessels	$11,871	12,001	12,454	12,662	12,247
Towing-supply/supply	6,349	6,394	6,196	6,096	6,262
Crew/utility	2,907	3,048	2,999	2,971	2,981
Offshore tugs	4,911	5,432	5,003	4,707	5,022
Other	1,361	1,746	1,820	1,416	1,578
Total	$5,790	5,962	5,856	5,782	5,848

The average age of the company’s 435 owned or chartered vessel fleet at March 31, 2006 is approximately 20 years. The average age of the 116 vessels that the company acquired or constructed in the last six years, some of which were discussed in the “Vessel Construction Programs and Acquisition” section, is seven years. The remaining 319 vessels have an average age of 25 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2006 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2006	2006	2005	2004
Domestic-based fleet:
Deepwater vessels	7	6	6	7
Towing-supply/supply	50	48	49	58
Crew/utility	14	20	21	28
Offshore tugs	13	17	19	23

Total	84	91	95	116

International-based fleet:
Deepwater vessels	28	30	32	29
Towing-supply/supply	207	205	198	188
Crew/utility	69	67	63	62
Offshore tugs	39	40	40	38
Other	8	8	12	19

Total	351	350	345	336

Owned or chartered vessels included in marine revenues	435	441	440	452
Vessels withdrawn from service	66	82	97	93
Joint-venture and other	22	27	31	31

Total	523	550	568	576

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 67, 74 and 71 stacked vessels at March 31, 2006, 2005 and 2004, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

During fiscal 2006, the company took delivery of 10 anchor handling towing supply vessels, one platform supply vessel and seven crewboats and sold to third party operators or to scrap dealers 22 anchor handling towing supply vessels, 11 platform supply vessels, one utility vessel, seven crewboats, six offshore tugs and four other type vessels. Included in the sold anchor handling towing supply vessel count are six KMAR 404 class of vessels that were sold to Deep Sea Supply ASA in July 2005. Also, during the third quarter of fiscal 2006, the company disposed of its interest in a Nigerian joint venture which resulted in the disposition of nine crewboats from the joint venture and other vessel count.

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

During fiscal 2004, the company purchased from ENSCO International Incorporated its 27-vessel Gulf of Mexico-based marine fleet. The mix of ENSCO vessels acquired consists of one deepwater anchor handling/towing supply vessel and 26 towing-supply/supply vessels. Also during fiscal 2004, the company took delivery of two large deepwater platform supply vessels, nine platform supply vessels, two anchor handling towing supply vessels, eight crewboats and one offshore tug. The company sold and/or scrapped seven towing-supply/supply vessels, two crewboats, three offshore tugs and seven other type vessels during fiscal 2004. Also during fiscal 2004, the company sold three crewboats to one of its 49%-owned unconsolidated international joint ventures.

General and Administrative Expenses

Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(In thousands)	2006	2005	2004
Personnel	$52,165	42,392	39,126
Office and property	12,636	12,840	12,562
Sales and marketing	5,662	4,731	4,374
Professional service	9,295	7,378	5,545
Other	6,731	6,083	5,907

	$86,490	73,424	67,514

General and administrative expenses for fiscal 2006 were higher compared to fiscal 2005 and 2004 due primarily to the amortization of restricted stock granted in March 2005 and 2004; costs associated with the Sarbanes-Oxley Act of 2002; an improved business environment; and increased employee bonus plan costs resulting from increased earnings of the company. Fiscal 2006 general and administrative expenses were also higher as compared to fiscal 2005 and 2004 due to costs associated with Hurricanes Katrina and Rita (approximately $1.8 million), including a Board of Director-approved employee assistance program for personal uninsured losses related to the hurricanes.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At March 31, 2006, the entire amount of the company’s $300 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

On May 18, 2005, the company amended its $295 million revolving line of credit agreement, which expires on May 18, 2010, increasing the face amount of the facility from $295 million to $300 million and providing a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow more flexibility in utilizing the facility.

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases are made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program will expire when all authorized funds have been expended or on June 30, 2006, unless extended by the Board of Directors. As of March 31, 2006, the company spent $20.8 million for the repurchase and cancellation of 455,000 common shares, or an average price paid per common share of $45.64. At March 31, 2006, approximately $99.2 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

On July 8, 2003, the company issued $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired before maturity without penalty. The weighted average interest rate on the notes sold to private institutional investors is 4.35%. The note proceeds were used to refinance a then-existing $245.0 million debt outstanding, with the balance of the proceeds used to fund capital expenditures.

Operating Activities

Net cash provided by operating activities for any fiscal year will fluctuate according to the level of business activity for the applicable year. Fiscal 2006 net cash from operating activities increased to $283.6 million from $160.1 million in fiscal 2005 due to higher net earnings, partially offset by increases in accounts receivables.

Fiscal year 2005 net cash provided by operating activities increased to $160.1 million from $129.0 million in fiscal 2004 as a result of higher earnings due to a better business environment than the previous fiscal year.

Investing Activities

Investing activities for fiscal 2006 provided $53.2 million of cash, which is primarily attributed to the $225.6 million of proceeds from the sale of assets offset by approximately $172.4 million of additions to properties and equipment. Additions to properties and equipment were comprised of approximately $26.8 million in capitalized major repair costs, $0.8 million for vessel enhancements, $138.2 million for the construction of offshore marine vessels, $3.7 million for the construction of an aircraft and $2.9 million of other properties and equipment purchases.

Investing activities for fiscal 2005 used $189.1 million of cash, which is net of $18.3 million of proceeds from the sale of assets. Additions to properties and equipment was comprised of approximately $29.6 million in capitalized major repair costs, $2.4 million for vessel enhancements, $120.8 million for the construction of offshore marine vessels and $54.6 million for the acquisition of four vessels. Additions to properties and equipment were lower in fiscal 2005 as compared to fiscal 2004 due to fewer vessels purchased.

Investing activities for fiscal 2004 used $285.4 million of cash, which is net of $11.5 million from proceeds from the sale of assets. Additions to properties and equipment was comprised of approximately $24.6 million in capitalized major repair costs, $0.3 million in vessel enhancements, $2.0 million in other properties and equipment purchases, $192.2 million for the construction and purchase of offshore marine vessels and $77.8 million for the purchase of 27 ENSCO vessels on April 1, 2003. Additions to properties and equipment in fiscal 2004 includes the purchase of 27 vessels from ENSCO and higher capital spending on vessels under construction during fiscal 2004 as disclosed in the “Vessel Construction Programs and Acquisitions” section of Item 7.

Financing Activities

Fiscal 2006 financing activities used $106.1 million of cash, which included debt repayments of $110.0 million, repurchase of common stock of $20.8 million and $34.6 million of cash used for quarterly payment of common stock dividends of $0.15 per share. This was offset primarily by $30.0 million of credit facility borrowings and $29.6 million from the issuance of common stock as a result of stock option exercises.

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

Interest and Debt Costs

Interest and debt costs incurred, net of interest capitalized, for fiscal 2006, 2005 and 2004 was approximately $9.1 million, $6.9 million, and $3.7 million, respectively. Interest costs capitalized during fiscal 2006, 2005 and 2004 was approximately $6.3 million, $10.0 million, and $8.5 million, respectively. Total interest and debt costs incurred in fiscal 2006 were considerably higher than the previous two fiscal years because the relative-portion of interest cost capitalized during fiscal 2006 was less than in fiscal years 2005 and 2004 due to the reduced level of investments in the company’s new construction program during the current fiscal year.

Other Liquidity Matters

While the company does not have any other commitments for new-build vessel contracts other than what is discussed in the “Vessel Construction and Acquisitions” section of Item 7, the company anticipates that over the next several years, it will continue to build, acquire or lease newer vessels in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 22 years of age and will need to be replaced within the next several years. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels, with emphasis on the international anchor handling towing supply vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to continue its fleet replacement.

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of their position taken. The company has also received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is also due to the IRS disallowance of essentially all deductions related to FSC activity during that period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. The IRS has begun an examination of the company’s 2003 and 2004 federal income tax returns. The company also has additional ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

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

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The first installment totaling approximately $0.4 million was paid in March 2006.

It is possible that the fund’s trustee may issue additional invoices to the company for additional amounts in the future for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2006 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Period
Contractual Obligation	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt	$390,132	13,057	26,114	50,462	300,499
Operating Leases	$61,110	4,277	15,299	15,476	26,058
Purchase Obligations	$4	4	—	—	—
Vessel Construction Obligations	$72,960	38,485	34,475	—	—

Total	$524,206	55,823	75,888	65,938	326,557

Off-Balance Sheet Arrangements

On March 24, 2006, the company sold one of its newly-built vessels, delivered to the market in March 2006, to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company is accounting for the transaction as a sale/leaseback transaction with operating lease treatment. Accordingly, the company will not record the asset on its books and the company will expense periodic lease payments. The agreement to acquire and charter with BOAL&C also calls for the company to sell and simultaneously bareboat charter four additional vessels, which are currently under construction, upon the vessels’ delivery to the market. BOAL&C agreed to pay actual invoice cost of the respective vessels being acquired, or $63.5 million. The vessels currently under construction are expected to be delivered to the market beginning July 2006 with final delivery of the last vessel in September 2007. The initial charter hire operating lease term expires in 2014. The company has the option to extend the charter hire operating lease three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating lease through 2017. See Note 9 to Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a more complete discussion of this transaction.

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

The company performed its annual impairment test as of December 31, 2005, and the test determined there was no goodwill impairment. At March 31, 2006, the company’s goodwill balance represented 14% of total assets and 20% of stockholders’ equity. Interim testing will be performed if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include significant adverse industry or economic changes, significant business interruption due to political unrest or terrorism, unanticipated competition that has the potential to dramatically reduce the company’s earning potential, legal issues, or the loss of key personnel.

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

In addition to the periodic review of long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months. This review considers items such as the vessel’s age, length of time stacked and likelihood of a return to active service, among others. The company records an impairment charge when the carrying value of a vessel withdrawn from service or stacked vessel that is unlikely to return to service exceeds its estimated fair value.

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

The carrying value of the company’s net deferred tax assets is based on the company’s present belief that it is more likely than not that it will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, the company may be required to record or adjust valuation allowances against its deferred tax assets resulting in additional income tax expense in the company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets quarterly and assesses the need for changes to valuation allowances quarterly. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Accrued Property and Liability Losses. The company self-insures potential hull damage and personal injury claims that may arise in the normal course of business. The company is exposed to insurance risks related to the company’s reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The company estimates the reinsurance recoverable amount it expects to receive and also estimates losses for claims that have occurred but have not been reported or not fully developed. The company also monitors its reinsurance recoverable balances regularly for possible reinsurance exposure and makes adequate provisions for doubtful reinsurance receivables. It is the company’s opinion that its accounts and reinsurance receivables have no impairment other than that for which provisions have been made.

Pension and Other Postretirement Benefits. The company sponsors a defined benefit pension plan and a supplemental executive retirement plan covering eligible employees of Tidewater Inc. and participating subsidiaries. The company also sponsors a defined contribution retirement plan that covers eligible U.S. fleet personnel and eligible employees of the company hired after December 31, 1995 and a post retirement plan for qualified retired employees. Net periodic pension costs and accumulated benefit obligations are determined in accordance with SFAS Accounting Standard No. 87, “Employers’ Accounting for Pensions,” using a number of assumptions including the discount rate, the rate of compensation increases, retirement ages, mortality rates and expected long-term return on plan assets. These assumptions have a significant impact on the amounts reported. The company’s pension cost consists of service costs, interest costs, amortization of prior service costs or benefits, expected returns on plan assets and, in part, on a market-related valuation of assets. The Company considers a number of factors in developing its pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the company as of April 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. Based on stock options outstanding as of March 31, 2006, the adoption of SFAS No. 123R is expected to result in the recognition of $6.0 million of future compensation expense, of which $3.2 million is expected to be recorded during fiscal 2007.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

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

Due to the increase in business activity resulting from strong global oil and gas fundamentals, the competitive market for experienced crew personnel has exerted upward pressure on wages in the labor markets which increased the company’s operating expenses.

Also, the commodity price of steel has increased dramatically due to increased worldwide demand for the metal. Although prices have moderated some in calendar year 2005, the price of steel remains high by historical standards. If the price of steel continues to rise, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits.

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

At March 31, 2006, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at March 31, 2006 is estimated to be $279.8 million.

On May 18, 2005, the company amended its $295 million revolving line of credit agreement, which expires on May 18, 2010, increasing the face amount of the facility from $295 million to $300 million and providing a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow for more flexibility in utilizing the facility.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of four of its vessels to BOAL&C. On March 24, 2006, the company entered into four interest rate swap transactions to effectively fix the amount of the lease payments on four vessels currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for each respective vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Any amounts received from the bank or paid to the bank will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At March 31, 2006, the four interest rate swaps had a combined fair value of $0.3 million which is included in other assets in the consolidated balance sheet.

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

The company had one currency spot contract outstanding at March 31, 2006 totaling approximately $1.5 million that settled on April 3, 2006. The company had three currency spot contracts outstanding at March 31, 2005 totaling approximately $1.0 million that settled on April 1, 2005. The company had no spot contracts outstanding at March 31, 2004.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $22.6 million. At March 31, 2006 the company had seven forward contracts outstanding totaling $13.8 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. The company is accounting for the forward contract as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At March 31, 2006, the forward contracts combined fair value of $0.6 million is included in other assets in the consolidated balance sheet. A portion of the forward contract was ineffective and accordantly the ineffective portion of the hedge totaling approximately $88,500 was recorded as an increase to earnings during the fourth quarter of fiscal 2006.

The company had no derivative financial instruments outstanding at March 31, 2005 and 2004 that qualified as a hedge instrument. For full disclosure on the company’s derivative financial instruments see Note 11 of Notes to Consolidated Financial Statements.

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk on all charter hire contracts denominated in foreign currencies. The company does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

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

Audit Report of Deloitte & Touche LLP

Our independent registered public accounting firm has issued an audit report on management’s assessment of the effectiveness of the company’s internal control over financial reporting and on the effectiveness of the company’s internal control over financial reporting. This report is also included in “Item 15. Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K and appears on page F-3.

Changes in Internal Control Over Financial Reporting

There have been no other changes in the company’s internal controls over financial reporting during the fourth quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All matters required to be disclosed on Form 8-K during the company’s fiscal 2006 fourth quarter have been previously disclosed on Form 8-K filed with the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the company is incorporated by reference to the section entitled “Election of Directors” of the company’s definitive proxy statement that will be filed no later than 120 days after March 31, 2006.

Information regarding Section 16(a) compliance is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” from the proxy statement.

Executive Officers of the Registrant

Name	Age	Position
Dean E. Taylor	57	Chairman of the Board of Directors since 2003. Chief Executive Officer since March 2002. President since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Cliffe F. Laborde	54	Executive Vice President since 2000. Senior Vice President from 1992 to 2000. General Counsel since 1992.

Stephen W. Dick	56	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.

J. Keith Lousteau	59	Chief Financial Officer since 2000. Executive Vice President since 2003. Senior Vice President from 2000 to 2003. Vice President from 1987 to 2000. Treasurer since 1987.

There are no family relationships between the directors or executive officers of the company. The company’s officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

Audit Committee Financial Expert

Information regarding the company’s Audit Committee and identification of the Audit Committee Financial Expert is incorporated by reference to the section entitled “Corporate Governance” from the proxy statement.

Code of Ethics

Information regarding the company’s Code of Business Conduct for its directors and executive officers of the company is set forth in Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference to the section entitled “Executive Compensation” from the proxy statement described in Item 10 of this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the proxy statement described in Item 10 of this report.

Equity Compensation Plan Information

The following table provides information as of March 31, 2006 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A) (C)
Equity compensation plans approved by shareholders	3,662,875		$38.57	494,219	(1)
Equity compensation plans not approved by shareholders	—		—	67	(2)

Balance at March 31, 2006	3,662,875	(3)	$38.57	494,286

(1)	Includes 39 shares available for grant under the company’s 1997 Stock Incentive Plan that could be issued as restricted stock and up to 115,650 shares that could be issued as restricted stock or other non-option award under the company’s 2001 Stock Incentive Plan.

(2)	All of such shares are issuable as restricted stock under the company’s Employee Restricted Stock Plan. See the description of the employee Restricted Stock Plan included in Note 8 of Notes to Consolidated Financial Statements.

(3)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2006, these shares would represent 5.9% of the then total outstanding common shares of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is incorporated by reference from the proxy statement described in Item 10 of this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Audit Committee Report” in the proxy statement described in Item 10 of this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.	Financial Statements and Schedules

The Consolidated Financial Statements and Schedule of the company listed on the accompanying Index to Financial Statements and Schedule (see page F-1) are filed as part of this report.

B.	Reports on Form 8-K

1.	The company’s report on Form 8-K dated January 10, 2006 reported that the company issued a press release reporting that the company expected its fiscal 2006 third quarter financial results to exceed earnings expectations and also reported the date, time and telephone number to the company’s earnings conference call.

2.	The company’s report on Form 8-K dated January 24, 2006 reported that the company issued an earnings release reporting the company’s results of operations for the quarter and nine-month period ended December 31, 2005.

3.	The company’s report on Form 8-K dated January 24, 2006 reported that the company provided a transcript from the company’s January 24, 2006 analyst conference call discussing its financial results for the quarter and nine-month period ended December 31, 2005.

4.	The company’s report on Form 8-K dated February 2, 2006 reported that the company filed a slide presentation which was provided to investors at the Credit Suisse First Boston 2005 Energy Summit in Vail, Colorado. The Form 8-K also includes a transcript to the presentation at the Credit Suisse First Boston 2005 Energy Summit in Vail, Colorado.

5.	The company’s report on Form 8-K dated March 15, 2006 reported that the company filed a slide presentation which was provided to investors at the Citigroup Small and Mid-Cap Conference in Las Vegas, Nevada. The Form 8-K also includes a transcript to the presentation at the Citigroup Small and Mid-Cap Conference in Las Vegas, Nevada.

6.	The company’s report on Form 8-K dated March 29, 2006 reported that the company’s Compensation Committee of the Board of Directors approved the fiscal 2007 year annual base salaries and long term compensation awards of the executive officers of the company. The Form 8-K dated March 29, 2005 also reported outside director compensation fees and fiscal 2006 annual bonuses.

C.	Exhibits

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

Instruments Defining Rights of Security Holders

4.1	Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

Financing Agreements

10.1A	First Amendment dated May 18, 2005 to Amended and Restated Revolving Credit Agreement (filed with the Commission on Form 8-K on May 20, 2005, File No. 1-6311).

10.2	$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

Stock Plans

10.3+	Tidewater Inc. Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (Effective November 29, 2001) (filed with the Commission as Exhibit 10.3 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.4+	Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.5+	Tidewater Inc. 2001 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.6+	Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.7+	Form of Stock Option and Restricted Stock Agreement Under the Amended and Restated 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10.7 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.8+	Form of Restricted Stock Agreement Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.9+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan, and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File no. 1-6311).

10.10+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.10 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.11+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock

Incentive Plan (filed with the Commission as Exhibit 10.11 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.12+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.13+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.13 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.14*+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan.

10.15*+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan.

10.16*+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (performance vesting).

10.17*+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (time vesting).

Other Incentive Plans

10.18+	Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003 (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.19+	Tidewater International Supplemental Executive Retirement Plan effective November 1, 2003 (filed with the Commission as Exhibit 10.14A to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.20+	Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.21+	Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000 (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.22*+	Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 17, 2005.

10.23*+	Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective March 31, 2005.

10.24	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.25+	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.1 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.26+	Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.27+	Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Compensation Arrangements

10.28+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.29+	Summary of 2006 Executive Officers Base Salaries (filed with the Commission on Form 8-K on March 29, 2006, File No. 1-6311).

10.30+	Summary of Bonuses paid to three Executive Officers of the Company under the Tidewater Inc. 2006 Management Annual Incentive Plan, and of Bonus paid to the Company’s Chief Executive Officer under the Tidewater Inc. Executive Officer Annual Incentive Plan for fiscal year 2006 (filed with the Commission on Form 8- K on March 29, 2006, File No. 1-6311).

Change of Control Agreements

10.31+	Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with four executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Exhibits

21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

23.2*	Consent of Independent Registered Accounting Firm – Ernst & Young LLP.

Certifications

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2006.

TIDEWATER INC.
(Registrant)

By:	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

By:	/s/ Joseph M. Bennett
Joseph M. Bennett
Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 26, 2006.

/s/ Dean E. Taylor	/s/ William C. O’Malley
Dean E. Taylor	William C. O’Malley

/s/ Arthur R. Carlson	/s/ Paul W. Murrill
Arthur R. Carlson	Paul W. Murrill

/s/ Richard T. du Moulin	/s/ Richard A. Pattarozzi
Richard T. du Moulin	Richard A. Pattarozzi

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard	Jack E. Thompson

/s/ Jon C. Madonna
Jon C. Madonna

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Tidewater Inc. (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006 of the Company and our report dated May 25, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2006 and 2005 and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The financial statements of the Company for the year ended March 31, 2004 were audited by other auditors whose report, dated April 19, 2004, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Tidewater Inc.

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows of Tidewater Inc. for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the accompanying Index to Financial Statements and Schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Tidewater Inc. for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New Orleans, Louisiana

April 19, 2004

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2006 and 2005

(In thousands)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$246,109	15,376
Trade and other receivables, less allowance for doubtful accounts of $6,265 in 2006 and $7,138 in 2005	237,428	169,784
Marine operating supplies	41,181	38,959
Other current assets	4,325	3,837

Total current assets	529,043	227,956

Investments in, at equity, and advances to unconsolidated companies	34,308	32,074
Properties and equipment:
Vessels and related equipment	2,457,947	2,483,970
Other properties and equipment	50,205	48,512

	2,508,152	2,532,482
Less accumulated depreciation and amortization	1,134,425	1,080,296

Net properties and equipment	1,373,727	1,452,186

Goodwill	328,754	328,754
Other assets	98,708	172,203

Total assets	$2,364,540	2,213,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	97,265	82,261
Accrued property and liability losses	7,223	9,286
Other current liabilities	11,266	2,766

Total current liabilities	115,754	94,313

Long-term debt	300,000	380,000
Deferred income taxes	175,267	184,410
Accrued property and liability losses	21,732	34,778
Other liabilities and deferred credits	92,666	76,970
Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 60,310,164 shares at March 31, 2006 and 60,718,231 shares at March 31, 2005	6,031	6,072
Other stockholders’ equity	1,653,090	1,436,630

Total stockholders’ equity	1,659,121	1,442,702

Total liabilities and stockholders’ equity	$2,364,540	2,213,173

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2006, 2005, and 2004

(In thousands, except share and per share data)	2006	2005	2004
Revenues:
Vessel revenues	$846,982	655,526	625,948
Other marine revenues	30,635	36,624	26,682

	877,617	692,150	652,630

Costs and expenses:
Vessel operating costs	431,481	401,871	394,699
Costs of other marine revenues	23,836	29,453	21,502
Depreciation and amortization	107,526	99,613	98,510
General and administrative	86,490	73,424	67,514
Impairment of long-lived assets	3,050	1,733	26,456
Gain on sales of assets	(86,337)	(11,979)	(7,075)

	566,046	594,115	601,606

	311,571	98,035	51,024
Other income (expenses):
Foreign exchange gain (loss)	1,035	(327)	(1,782)
Equity in net earnings of unconsolidated companies	10,035	6,299	6,252
Minority interests	(16)	(59)	(204)
Interest and miscellaneous income	9,961	2,734	2,896
Interest and other debt costs	(9,074)	(6,887)	(3,683)

	11,941	1,760	3,479

Earnings before income taxes	323,512	99,795	54,503
Income tax expense (benefit)	87,756	(1,544)	12,841

Net earnings	$235,756	101,339	41,662

Basic earnings per common share	$4.11	1.78	.74

Diluted earnings per common share	$4.07	1.78	.73

Weighted average common shares outstanding	57,372,815	56,854,282	56,563,328
Incremental common shares from stock options	593,856	213,992	125,062

Adjusted weighted average common shares	57,966,671	57,068,274	56,688,390

Cash dividends declared per common share	$.60	.60	.60

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years Ended March 31, 2006, 2005 and 2004

(In thousands)	Common stock	Additional paid-in capital	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Grantor Trust Stock Ownership Program (GSOP)	Total
Balance at March 31, 2003	$6,058	301,540	1,141,923	(1,147)	(12,482)	(84,497)	1,351,395
Net earnings	—	—	41,662	—	—	—	41,662
Other Comprehensive Income:
Unrealized gains/(losses) on available-for-sale securities	—	—	—	—	911	—	911
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(871)	—	(871)
Changes in Pension Plan minimum liability	—	—	—	—	(273)	—	(273)

Total Comprehensive income							41,429

Issuance of restricted stock	13	3,472	—	(3,675)	—	25	(165)
Exercise of stock options	(1)	724	—	—	—	4,730	5,453
Cash dividends declared	—	—	(34,008)	—	—	—	(34,008)
Issuance of common shares	—	407	—	—	—	1,134	1,541
Other	—	—	—	465	—	—	465

Balance at March 31, 2004	$6,070	306,143	1,149,577	(4,357)	(12,715)	(78,608)	1,366,110
Net earnings	—	—	101,339	—	—	—	101,339
Other Comprehensive Income:
Unrealized gain/(losses) on available-for-sale securities	—	—	—	—	11	—	11
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(975)	—	(975)
Changes in Pension Plan minimum liability	—	—	—	—	(1,016)	—	(1,016)

Total Comprehensive income							99,359

Issuance of restricted stock	2	2,911	—	(5,987)	—	2,972	(102)
Exercise of stock options	—	2,334	—	—	—	6,107	8,441
Cash dividends declared	—	—	(34,286)	—	—	—	(34,286)
Issuance of common shares	—	435	—	—	—	900	1,335
Other	—	—	—	1,845	—	—	1,845

Balance at March 31, 2005	$6,072	311,823	1,216,630	(8,499)	(14,695)	(68,629)	1,442,702
Net earnings	—	—	235,756	—	—	—	235,756
Other Comprehensive Income:
Unrealized gains/(losses) on available-for- sale securities	—	—	—	—	105	—	105
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(518)	—	(518)
Changes in Pension Plan minimum liability	—	—	—	—	(2,038)	—	(2,038)
Changes in fair value of derivative instruments	—	—	—	—	505	—	505

Total Comprehensive income							233,810

Issuance of restricted stock	7	8,855	—	(13,037)	—	3,084	(1,091)
Exercise of stock options	(2)	16,242	—	—	—	18,620	34,860
Cash dividends declared	—	—	(34,575)	—	—	—	(34,575)
Issuance of common shares	—	462	—	—	—	470	932
Retirement of common stock	(46)	(20,719)	—	—	—	—	(20,765)
Other	—	—	—	3,248	—	—	3,248

Balance at March 31, 2006	$6,031	316,663	1,417,811	(18,288)	(16,641)	(46,455)	1,659,121

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2006, 2005 and 2004

(In thousands)	2006	2005	2004
Operating activities:
Net earnings	$235,756	101,339	41,662
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	107,526	99,613	98,510
Provision for deferred income taxes	55,560	(33,867)	(16,634)
Impairment of long-lived assets	3,050	1,733	26,456
Gain on sales of assets	(86,337)	(11,979)	(7,075)
Equity in earnings of unconsolidated companies, less dividends	(2,233)	1,663	4,473
Minority interests, less dividends	(68)	(86)	(13)
Compensation expense - restricted stock	3,248	1,845	465
Tax benefit on stock compensation	4,124	823	673
Changes in assets and liabilities, net:
Trade and other receivables	(64,521)	(5,691)	(4,953)
Marine operating supplies	297	(1,040)	(6,642)
Other current assets	(488)	(517)	355
Accounts payable and accrued expenses	17,431	6,655	(145)
Accrued property and liability losses	(2,344)	169	(559)
Other, net	12,577	(598)	(7,524)

Net cash provided by operating activities	283,578	160,062	129,049

Investing activities:
Proceeds from sales of assets	225,616	18,296	11,451
Additions to properties and equipment	(172,408)	(207,391)	(297,515)
Other	—	(30)	635

Net cash provided by (used in) investing activities	53,208	(189,125)	(285,429)

Financing activities:
Principal payments on debt	(110,000)	(58,000)	(285,000)
Debt borrowings	30,000	113,000	471,000
Proceeds from issuance of common stock	29,645	7,474	4,590
Cash dividends	(34,575)	(34,286)	(34,008)
Stock repurchases	(20,765)	—	—
Other	(358)	(1,385)	(333)

Net cash (used in) provided by financing activities	(106,053)	26,803	156,249

Net change in cash and cash equivalents	230,733	(2,260)	(131)
Cash and cash equivalents at beginning of year	15,376	17,636	17,767

Cash and cash equivalents at end of year	$246,109	15,376	17,636

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,993	16,387	10,006
Income taxes	$30,525	33,699	26,384

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006, 2005, and 2004

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

Properties and Equipment

Properties and equipment are stated at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the date of construction, with salvage values of 5%-10% for marine equipment, using estimated useful lives of 15 - 25 years for marine equipment (from date of construction) and 3 - 30 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicate the original estimated useful life may no longer be appropriate.

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

The following is a summary of net properties and equipment at March 31, 2006 and 2005:

	2006		2005
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	368	$1,214,195	364	$1,195,721
Stacked vessels	67	20,170	74	27,623
Vessels withdrawn from service	66	10,163	94	17,076
Marine equipment under construction		112,261		194,714
Other property and equipment		16,938		17,052

Totals	501	$1,373,727	532	$1,452,186

The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2006 and 2005 have an average age of 25.2 and 24.8 years, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics. Vessels withdrawn from service at March 31, 2006, with an average age of 26.2 years, include 20 vessels carried at an aggregate estimated liquidation value of $4.2 million and 33 vessels carried at an aggregate estimated scrap value of $1.3 million. Vessels withdrawn from service at March 31, 2005, with an average age of 24.9 years, include 38 vessels carried at an aggregate estimated liquidation value of $7.4 million and 42 vessels are carried at an aggregate estimated scrap value of $1.2 million.

All vessels are classified in the company’s consolidated balance sheets in Properties and Equipment. No vessels are classified as held for sale because no vessel meets the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Stacked vessels and vessels withdrawn from service are reviewed for impairment semiannually.

Goodwill

The company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested annually for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. At March 31, 2006, the company’s goodwill represented 14% of total assets and 20% of stockholders’ equity.

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

Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results thatcould result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

The company refined its asset groupings for impairment testing under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during fiscal 2005, and increased the number of asset groupings to better reflect the composition and varying capabilities of the company’s vessels and the markets within which such vessels operate. Also during the fourth quarter of fiscal 2005, the company formalized procedures for a periodic impairment review of its stacked vessels and vessels withdrawn from service. This review is undertaken every six months, or more often if considered necessary, and considers items such as the vessel’s age, length of time stacked and likelihood of a return to service, among others. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel that is unlikely to return to service exceeds its estimated fair value.

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

Pension and Other Postretirement Benefits

Pension costs are accounted for in accordance with the provisions of SFAS No. 87, “Employers’ Accounting for Pensions” and are funded to at least meet the minimum funding requirements as required by law. Prior service costs are amortized on the straight-line basis over the average remaining service period of employees expected to receive pension benefits. Postretirement benefits other than pensions are accounted for in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The estimated cost of postretirement benefits other than pensions are accrued during the employees’ active service period.

The company follows the disclosure provisions of SFAS No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106,” as revised, which standardizes the disclosures for pensions and other postretirement benefit plans.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the company considers those earnings to be permanently invested abroad.

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

Stock-Based Compensation

The company measures compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The plan is described in Note 8 of Notes to Consolidated Financial Statements. The company uses the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, “Accounting for Stock-Based Compensation.”

(In thousands)	2006	2005	2004
Net earnings as reported	$235,756	101,339	41,662
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	2,324	1,185	252
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(6,085)	(6,760)	(6,418)

Pro forma net earnings	$231,995	95,764	35,496

Basic earnings per common share:
As reported	$4.11	1.78	.74
Pro forma	$4.04	1.68	.63
Diluted earnings per common share:
As reported	$4.07	1.78	.73
Pro forma	$4.00	1.68	.63

Comprehensive Income

The Company uses SFAS No. 130, “Reporting Comprehensive Income,” which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of the net after-tax effect of accumulated foreign currency translation adjustments, unrealized gains and losses on available-for-sale securities and derivative financial instruments, and any minimum pension liability for the company’s U.S. Defined Benefits Pension Plan and Supplemental Executive Retirement Plan.

Derivative Instruments and Hedging Activities

The company uses SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) as amended. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk related to the company’s commitment to sell and simultaneously leaseback four of its vessels to Bank of America Leasing & Capital LLC. The company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as foreign currency or interest rate hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Amounts representing hedge ineffectiveness are recorded in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the 2006 presentation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance that had allowed companies to choose between expensing stock options or showing proforma disclosure only. This standard, together with a new rule adopted by the Securities and Exchange Commission in April 2005, is effective for the company as of April 1, 2006 and will apply to all awards granted, modified, cancelled or repurchased after that date. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors. Based on stock options outstanding as of March 31, 2006, the adoption of SFAS No. 123R is expected to result in the recognition of $6.0 million of future compensation expense, of which $3.2 million is expected to be recorded during fiscal 2007.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

(2)	Investment in Unconsolidated Companies

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated marine joint-venture companies at March 31 were as follows:

	Percentage ownership	(In thousands)
		2006	2005
Sonatide Marine Ltd. (Luanda, Angola)	49%	$32,912	30,475
Others	20%-50%	1,396	1,599

		$34,308	32,074

During fiscal 2004, the company sold three crewboats to Sonatide Marine Ltd. for $11.8 million. The company financed the sale of all three crewboats. Under the terms of the repayment agreement, the loan is payable in 36 equal installments plus interest at 90 day LIBOR plus 1.5% adjusted quarterly.

The company restructured its financing agreements with Sonatide Marine Ltd. during the first quarter of fiscal 2005. Under the terms of the new financing arrangement, the loan is payable in 60 equal installments (beginning in June 2004 and ending in May 2009), plus interest at 90 day LIBOR plus 1.5% adjusted quarterly.

As of March 31, 2006, 2005 and 2004, $10.3 million, $13.5 million, and $17.5 million, respectively, was owed the company related to these financings.

(3)	Impairment of Long-lived Assets

During fiscal 2004, numerous marine drilling rigs exited the U.S. Gulf of Mexico despite attractive domestic oil and gas commodity pricing for an extended period of time. These departures, combined with the low activity levels of traditional Gulf of Mexico operators, left the active offshore rig count at its lowest level in ten years. By late fiscal 2004, the company concluded based on mounting extrinsic evidence that low activity levels in the Gulf of Mexico could possibly persist for an extended period of time. Management reviewed the recoverability of the values of its Gulf of Mexico operating assets and recorded in March 2004 a non-cash asset impairment charge of $26.5 million ($17.2 million after tax, or $0.30 per share) relating to 83 older Gulf of Mexico supply vessels. As a result of the prolonged weakness in the Gulf of Mexico drilling market, the vessels were stacked for as long as several years and were viewed as unlikely to return to service. Due to the average age of the vessels (23.5 years), outdated specifications (low horsepower and cargo capacities) relative to competing equipment, significant costs to repair and return the vessels to service (average approximately $500,000 per vessel) and an anticipation of low customer demand for the vessels in the future, the company concluded it was unlikely that these vessels would return to active service. Based on such factors, and in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the asset impairment charge noted above was taken to adjust the carrying value of the assets to fair value at March 31, 2004. The fair value of the vessels was determined based upon management’s estimate of liquidation values that could be realized in sales to unrelated purchasers and included an assumption that a significant number of the vessels (as much as 50%) may have to be scrapped. Disposal of the assets may take an extended period of time due to the vessels’ outdated specifications. Two vessels from this group of impaired vessels were sold during fiscal 2005 and an additional 22 vessels were sold and/or scrapped during fiscal 2006.

In the fourth quarter of fiscal 2005, the company reviewed, for impairment purposes, all stacked vessels and vessels withdrawn from service and recorded a non-cash impairment charge of $1.7 million ($1.1 million after tax, or $0.02 per share) to reduce the carrying amount of 10 stacked vessels as to which an impairment charge had not been taken in fiscal 2004 but which were subsequently identical as being unlikely to return to active service. An impairment review during fiscal 2006 resulted in a non-cash impairment charge of approximately $3.1 million ($2.0 million after tax, or $.03 per share) on eight additional vessels that are withdrawn from service as to which an impairment charge had not been taken previously.

(4)	Income Taxes

Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

(In thousands)	2006	2005	2004
United States	$126,533	(4,505)	(52,590)
International	196,979	104,301	107,093

	$323,512	99,795	54,503

Income tax expense for the years ended March 31 consists of the following:

(In thousands)	U.S.		International	Total
	Federal	State
2006
Current	$4,153	(340)	28,383	32,196
Deferred	56,916	—	(1,356)	55,560

	$61,069	(340)	27,027	87,756

2005
Current	$(3,339)	57	35,605	32,323
Deferred	(32,066)	—	(1,801)	(33,867)

	$(35,405)	57	33,804	(1,544)

2004
Current	$346	504	28,625	29,475
Deferred	(14,671)	—	(1,963)	(16,634)

	$(14,325)	504	26,662	12,841

The actual income tax expense for the years ended March 31, 2006, 2005, and 2004 differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following:

(In thousands)	2006	2005	2004
Computed “expected” tax expense	$113,229	34,928	19,076
Increase (reduction) resulting from:
Foreign income taxed at different rates	(19,158)	—	—
Foreign tax credits not previously recognized	(1,356)	(1,801)	(1,963)
Overaccrual of prior year taxes on certain foreign earnings	—	(579)	(2,500)
Utilization of net operating loss carryforwards	—	(4)	(1)
Current foreign earnings not subject to taxation	(879)	(1,810)	(2,100)
Expenses which are not deductible for tax purposes	97	124	118
State taxes	(221)	37	328
Effect of reversal of previously recorded deferred taxes on timing differences of non-U.S. subsidiaries	—	(31,772)	—
Other, net	(3,956)	(667)	(117)

	$87,756	(1,544)	12,841

The company’s fiscal 2006, 2005 and 2004 effective annual tax rate was 27.1%, (1.6%) and 23.6%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2006 and 2005 are as follows:

(In thousand)	2006	2005
Deferred tax assets:
Financial provisions not deducted for tax purposes	$21,972	19,145
Domestic net operating loss carryforwards	—	46,601
Tax credit carryforwards	13,117	31,811
Other	381	667

Gross deferred tax assets	35,470	98,224
Less valuation allowance	—	—

Net deferred tax assets	35,470	98,224

Deferred tax liabilities:
Depreciation and amortization	(174,615)	(183,359)
Other	(652)	(1,051)

Gross deferred tax liabilities	(175,267)	(184,410)

Net deferred tax liabilities	$(139,797)	(86,186)

The provisions of the American Jobs Creation Act of 2004 (the Act), were effective for the company as of April 1, 2005, and allowed the company to omit recording deferred tax assets or liabilities on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. At March 31, 2005, the company reversed all previously recorded deferred tax assets and liabilities related to timing differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings are now anticipated to be indefinitely reinvested abroad. This resulted in an approximate $31.8 million reduction of income tax expense in the fourth quarter of fiscal 2005.

The company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The differences relate primarily to undistributed earnings and stock basis differences. Though the company does not anticipate repatriation of funds, a current U.S. tax liability would be recognized when the company receives those foreign funds in a taxable manner such as through receipt of dividends or sale of investments. As of March 31, 2006, the total amount for which U.S. deferred taxes have not been recognized is approximately $265.3 million. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which would become available as a result of a transaction. The American Jobs Creation Act of 2004 provides for a special one-time tax deduction of 85% of certain foreign earnings that are repatriated in either fiscal 2005 or 2006. The company has evaluated the repatriation provision, and consistent with its decision to reinvest all future earnings of its foreign subsidiaries, has concluded that the repatriation of unremitted foreign earnings provides no benefit to the company, and has no effect on income tax expense as reported.

As of March 31, 2006, the company has foreign tax credit carry-forwards approximating $12.0 million that expire in 2014 through 2015.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2006, 2005 and 2004 totaled approximately $4.1 million, $0.8 million and $0.7 million, respectively.

(5)	Long-term Debt and Revolving Credit Agreement

On May 18, 2005, the company amended its $295 million revolving line of credit agreement, which expires on May 18, 2010, increasing the face amount of the facility from $295 million to $300 million and providing a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow more flexibility in utilizing the facility. There were no borrowings outstanding under the revolving credit agreement at March 31, 2006.

At March 31, 2005, the company had $80.0 million outstanding borrowings from the revolving credit facility. The weighted average interest rate applicable to amounts outstanding under the revolving credit agreement at March 31, 2005 was 1.97%.

Prior to the amendment on May 18, 2005, borrowings under the company’s $295 million revolving credit agreement bore interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. Any borrowings under the agreement were unsecured and the company paid an annual fee of .20 to .30% on the unused portion of the facility as determined by the company’s funded debt to total capitalization ratio.

At March 31, 2006, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with original maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The terms of the notes limit the amount of company debt, and the company’s debt to total capitalization ratio cannot exceed 55%. The fair value of this debt at March 31, 2006 is estimated to be $279.8 million.

Under the terms of the revolving credit agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, maintenance of certain debt to capitalization ratios and debt to earnings ratios. The revolving credit agreement also limits the company’s ability to encumber its assets for the benefit of others.

Interest and debt costs incurred, net of interest capitalized, for fiscal 2006, 2005 and 2004 was approximately $9.1 million, $6.9 million, and $3.7 million, respectively. Interest costs capitalized during fiscal 2006, 2005 and 2004 was approximately $6.3 million, $10.0 million, and $8.5 million, respectively.

(6)	Employee Benefit Plans

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the employee’s contribution to the plan up to a maximum of 6% of the employee’s base salary. The plan held 453,337 shares and 482,387 shares of the company’s common stock at March 31, 2006 and 2005, respectively. Amounts charged to expense for the plan for 2006, 2005 and 2004 were $1.1 million, $1.4 million, and $1.2 million, respectively.

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. Approximately 75% of the pension plan assets are invested in fixed income securities with the balance invested in equity securities and cash and cash equivalents. The plan does not invest in Tidewater stock. The company’s policy is to fund the plan based upon minimum funding requirements of the Employee Retirement Income Security Act of 1974. Certain benefits programs are maintained in several other countries that provide retirement income for covered employees.

The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, which consists of a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Trust assets at March 31, 2006 and 2005 were $10.6 million and $10.6 million, respectively, and the company’s obligation under the supplemental plan, which is included in “other liabilities and deferred credits” on the consolidated balance sheet, amounted to $16.2 million and $14.5 million, respectively, at March 31, 2006 and 2005.

Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan was amended during the year ended March 31, 2006 to eliminate prescription drug coverage for Medicare eligible participants and to provide an alternative high deductible plan design. This plan is not funded.

Changes in plan assets and obligations during the years ended March 31, 2006 and 2005 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2006 and 2005 were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$61,970	56,645	41,902	42,785
Service cost	760	696	2,011	1,758
Interest cost	3,527	3,354	2,365	2,347
Participant contributions	—	—	378	375
Plan amendments	—	—	(27,870)	—
Benefits paid	(2,714)	(2,575)	(1,687)	(1,320)
Actuarial (gain) loss	4,458	3,850	16,537	(4,043)

Benefit obligation at end of year	$68,001	61,970	33,636	41,902

Change in plan assets
Fair value of plan assets at beginning of year	$40,204	38,423	—	—
Actual return	1,577	3,486	—	—
Employer contributions	1,662	870	1,309	945
Participant contributions	—	—	378	375
Benefits paid	(2,714)	(2,575)	(1,687)	(1,320)

Fair value of plan assets at end of year	$40,729	40,204	—	—

Reconciliation of funded status
Fair value of plan assets	$40,729	40,204	—	—
Benefit obligation	68,001	61,970	33,636	41,902

Funded (unfunded) status	(27,272)	(21,766)	(33,636)	(41,902)
Unrecognized actuarial loss	15,905	11,521	25,537	9,505
Unrecognized prior service cost (benefit)	165	254	(27,439)	417

Net accrued benefit cost	$(11,202)	(9,991)	(35,538)	(31,980)

Net accrued benefit cost consists of:
Accrued benefit liability	$(23,213)	(18,531)	(35,538)	(31,980)
Intangible asset	593	1,055	—	—
Accumulated other comprehensive loss	11,418	7,485	—	—

Net accrued benefit cost	$(11,202)	(9,991)	(35,538)	(31,980)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2006	2005
Projected benefit obligation	$68,001	61,970
Accumulated benefit obligation	63,941	58,735

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the U.S. defined benefit pension plan and supplemental plan):

(In thousands)	2006	2005
Projected benefit obligation	$68,001	61,970
Accumulated benefit obligation	63,941	58,735
Fair value of plan assets	40,729	40,204

Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2006, 2005 and 2004 include the following components:

(In thousands)	2006	2005	2004
Service cost	$760	696	650
Interest cost	3,527	3,354	3,346
Expected return on plan assets	(2,450)	(2,559)	(2,585)
Amortization of prior service cost	89	98	99
Recognized actuarial loss	948	842	639

Net periodic pension cost	$2,874	2,431	2,149

Net periodic postretirement health care and life insurance costs for 2006, 2005 and 2004 include the following components:

(In thousands)	2006	2005	2004
Service cost	$2,011	1,758	1,844
Interest cost	2,365	2,347	2,435
Other amortization and deferral	492	536	766

Net periodic postretirement benefit cost	$4,868	4,641	5,045

The company is required to recognize a minimum liability if the U.S. defined benefits pension plan or supplemental plan has an accumulated benefit obligation in excess of plan assets. Adjustments to the minimum liability are included in other comprehensive income.

(In thousands)	2006	2005
Increase in minimum liability included in other comprehensive income	$3,933	3,063

Assumptions used to determine net benefit obligations for the fiscal years ended March 31 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.5%	5.75%	5.5%	5.75%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31 were as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	6.25%	6.75%	5.75%	6.25%	6.75%
Expected long-term rate of return on assets	6.25%	6.75%	7.25%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	4.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

The following table provides the target and actual asset allocations for the U.S. defined benefits pension plan:

	Target	Actual as of 2006	Actual as of 2005
Equity securities	15%	12%	9%
Debt securities	80%	73%	79%
Other, primarily cash	5%	15%	12%

Total	100%	100%	100%

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligation at March 31, 2006, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2007	$3,318	1,277
2008	3,536	1,465
2009	3,801	1,618
2010	4,115	1,855
2011	4,424	2,047
2012 - 2016	26,139	12,904

Total estimated future benefit payments	$45,332	21,166

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation will be 10% in 2006, gradually declining to 5% in the year 2011 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $5.3 million at March 31, 2006 and increase the total of service and interest cost for the year ended March 31, 2006 by $0.8 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $4.3 million at March 31, 2006 and decrease the total of service and interest cost for the year ended March 31, 2006 by $0.6 million.

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee’s compensation to an employee benefit trust. The cost of the plan for fiscal 2006, 2005 and 2004 was $1.9 million, $1.6 million and $1.7 million, respectively. Forfeitures totaling approximately $0.1 million, $0.2 million and $0.3 million reduced the costs of the plan for fiscal 2006, 2005 and 2004, respectively.

(7)	Other Assets, Other Liabilities and Deferred Credits and Accumulated Other Comprehensive Income

A summary of other assets at March 31 follows:

(In thousands)	2006	2005
Recoverable insurance losses	$21,732	34,778
Deferred income tax assets	35,470	98,224
Other	41,506	39,201

	$98,708	172,203

A summary of other liabilities and deferred credits at March 31 follows:

(In thousands)	2006	2005
Postretirement benefits liability	$35,136	31,577
Pension liability	11,202	9,991
Minority interests in net assets of subsidiaries	1,128	1,196
Deferred vessel revenues	2,033	—
Income taxes	15,605	13,657
Other	27,562	20,549

	$92,666	76,970

A summary of accumulated other comprehensive income at March 31 follows:

(In thousands)	2006	2005
Currency translation adjustments	$10,578	10,578
Derivatives – marked-to-market, net of tax of $272 in 2006 and $0 in 2005	(505)	—
Unrealized gains on available-for-sale securities, net of tax of $57 in 2006 and $6 in 2005	(853)	(748)
Benefit plans minimum liabilities, net of tax of $1,376 in 2006 and $1,072 in 2005	7,421	4,865

	$16,641	14,695

(8)	Capital Stock

The company has 125 million shares of $.10 par value common stock authorized. At March 31, 2006 and 2005, 60,310,164 shares and 60,718,231 shares, respectively, were issued. At March 31, 2006 and 2005, 2,167,021 and 3,201,352 shares, respectively, were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2006 and 2005, 3,000,000 shares of no par value preferred stock were authorized and unissued.

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases are made through open market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program will expire when all authorized funds have been expended or on June 30, 2006, unless extended by the Board of Directors. As of March 31, 2006, the company spent $20.8 million for the repurchase and cancellation of 455,000 common shares, or an average price paid per common share of $45.64. At March 31, 2006, approximately $99.2 million was available to repurchase shares of the company’s common stock pursuant to the stock repurchase program.

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2006, 4,157,161 shares of common stock are reserved for issuance under the plans of which 494,286 shares are available for future grants. Stock options are granted with an exercise price equal to the stock’s fair market value at the date of grant. All outstanding stock options have ten-year terms and most of the outstanding options vest and become exercisable in equal installments over a three-year period from the grant date.

The per share weighted-average fair values of stock options granted during fiscal years 2006, 2005 and 2004 were $20.40, $12.61, and $9.40, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004
Risk-free interest rate	4.79%	4.15%	3.25%
Expected dividend yield	1.07%	1.50%	2.00%
Expected stock price volatility	35.00%	36.46%	40.68%
Expected stock option life	5.5 years	5 years	5 years

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

Stock option activity during 2006, 2005 and 2004 was as follows:

	Weighted-average Exercise Price	Number of Shares
Balance at March 31, 2003	$35.93	4,330,482
Granted	28.01	377,500
Exercised	22.45	(220,641)
Expired or cancelled	38.57	(139,668)

Balance at March 31, 2004	35.85	4,347,673
Granted	37.55	169,722
Exercised	26.74	(284,853)
Expired or cancelled	35.07	(93,001)

Balance at March 31, 2005	36.48	4,139,541
Granted	55.76	399,250
Exercised	37.00	(868,582)
Expired or cancelled	33.46	(7,334)

Balance at March 31, 2006	$38.57	3,662,875

The 3,662,875 options outstanding at March 31, 2006 fall into three general exercise-price ranges as follows:

	Exercise Price Range
	$22.75 - $29.44	$32.25 - $40.28	$42.19 - $59.00
Options outstanding at March 31, 2006	1,199,644	970,314	1,492,917
Weighted average exercise price	$27.01	$36.47	$49.23
Weighted average remaining contractual life	6.2 years	5.7 years	4.8 years
Options exercisable at March 31, 2006	1,097,460	970,314	1,213,406
Weighted average exercise price of options exercisable at March 31, 2006	$26.92	$36.47	$47.73

At March 31, 2006, 2005, and 2004, the number of options exercisable under the stock option plans was 3,281,180, 3,698,184, and 3,385,975, respectively; and the weighted average exercise price of those options was $37.44, $37.36, and $37.41, respectively.

A total of 563,793 shares of restricted common stock of the company were granted to certain key employees during fiscal years 2002 through 2006 from the company’s Employee Restricted Stock Plan and the 1997 and 2001 Stock Incentive Plans. These restricted shares vest and become freely transferable over a four-year period provided the employee remains employed by the company during the vesting period. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares. The fair market value of the stock at the time of the grants totaled approximately $24.3 million and was classified in stockholders’ equity as deferred compensation – restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods. The Employee Restricted Stock Plan is the only equity compensation plan that has not been approved by shareholders.

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

For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the company’s consolidated financial statements. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trust held 2,167,021 and 3,201,352 shares of common stock at March 31, 2006 and 2005, respectively. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company’s stock option plans and 401(k) plan.

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

(9)	Sale/Leaseback Arrangements

On March 24, 2006, the company sold one of its newly-built vessels, delivered to the market in March 2006, to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company is accounting for the transaction as a sale/leaseback transaction with operating lease treatment. Accordingly, the company will not record the asset on its books and the company will expense periodic lease payments. The agreement to acquire and charter with BOAL&C also calls for the company to sell and simultaneously bareboat charter four additional vessels, which are currently under construction, upon the vessels’ delivery to the market. BOAL&C agreed to pay actual invoice cost of the respective vessels being acquired, or $63.5 million. The vessels currently under construction are expected to begin delivery to the market beginning July 2006 with final delivery of the last vessel in September 2007.

The initial charter hire operating lease term expires in 2014. The company has the option to extend the charter hire operating lease three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating lease through 2017. Future minimum lease payments as of March 31, 2006 under the operating lease are as follows:

Year ending March 31,	Amount (In Thousands)
2007	$1,765
2008	5,581
2009	6,688
2010	6,688
2011	6,688
Thereafter	25,958

Total future lease payments	$53,368

The company is exposed to possible interest rate fluctuation related to its commitment to the sale and simultaneous leaseback of four additional vessels it agreed to sell to Banc of America Leasing & Capital LLC. See Note 11 to the Consolidated Financial Statements for a more complete discussion of this transaction.

(10)	Commitments and Contingencies

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $31.4 million.

As of March 31, 2006 the company has committed to the construction of 13 vessels at a total cost of approximately $175.3 million, which includes shipyard commitments and other incidental costs. The company is committed to the construction of five anchor handling towing supply vessels averaging between 6,500 to 8,000 brake horsepower (BHP), five platform supply vessels, one 175-foot crewboat, one offshore tug and one water jet vessel. Scheduled delivery of the vessels is expected to began in April 2006 with final delivery in December 2007. As of March 31, 2006, $61.0 million has been expended on these vessels.

While the company does not have any other commitments for new-build vessel contracts other than what is discussed above, the company anticipates that over the next several years, it will continue to build, acquire or lease newer vessels in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 22 years of age and will need to be replaced within the next several years. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources will be available to continue its fleet replacement.

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 and 2002, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax of $12.8 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion (ETI). The company has filed a formal protest with the IRS seeking a reconsideration of their position taken. The company has also received a final assessment of additional income tax of $1.75 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is also due to the IRS disallowance of essentially all deductions related to FSC activity during that period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. The IRS has begun an examination of the company’s 2003 and 2004 federal income tax returns. The company also has additional ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

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

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The first installment totaling approximately $0.4 million was paid in March 2006.

It is possible that the fund’s trustee may issue additional invoices to the company for additional amounts in the future for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

The company has previously disclosed that it is the subject of an informal inquiry by the Securities and Exchange Commission (SEC) related to the $26.5 million impairment charge that it recorded in its fiscal year ended March 31, 2004 that was related to 83 stacked vessels that had been used in the Gulf of Mexico. The company is in discussions with the SEC in an effort to resolve the matters raised by the inquiry. At this time, the company is unable to predict the timing or ultimate outcome of these discussions.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(11)	Financial Instruments

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

The company had one currency spot contract outstanding at March 31, 2006 totaling approximately $1.5 million that settled on April 3, 2006. The company had three currency spot contracts outstanding at

March 31, 2005 totaling approximately $1.0 million that settled on April 1, 2005. The company had no spot contracts outstanding at March 31, 2004.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $22.6 million. At March 31, 2006 the company had seven forward contracts outstanding totaling $13.8 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. The company is accounting for the forward contract as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At March 31, 2006, the forward contracts combined fair value of $0.6 million is included in other assets in the consolidated balance sheet. A portion of the forward contract was ineffective and accordantly the ineffective portion of the hedge totaling approximately $88,500 was recorded as an increase to earnings during the fourth quarter of fiscal 2006.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of four of its vessels to BOAL&C. On March 24, 2006, the company entered into four interest rate swap transactions to effectively fix the amount of the lease payments on four vessels currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for each respective vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Any amounts received from the bank or paid to the bank will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At March 31, 2006, the four interest rate swaps had a combined fair value of $0.3 million which is included in other assets in the consolidated balance sheet.

The company had no derivative financial instruments outstanding at March 31, 2005 that qualified as hedges.

(12)	Sale of KMAR 404 Class of Vessels

During the second quarter of fiscal 2006, the company completed the sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The company used a portion of the proceeds of the sale to repay $95.0 million of outstanding borrowings under the company’s revolving credit agreement.

(13)	Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, total assets, and depreciation and amortization and additions to properties and equipment for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

(In thousands)	2006	2005	2004
Marine revenues (A):
Vessel revenues:
United States	$180,374	118,288	125,344
International (B)	666,608	537,238	500,604

	846,982	655,526	625,948
Other marine services	30,635	36,624	26,682

	$877,617	692,150	652,630

Marine operating profit:
Vessel activity:
United States	$61,227	2,022	(17,715)
International	186,044	95,383	96,316

	247,271	97,405	78,601
Impairment of long-lived assets	(3,050)	(1,733)	(26,456)
Gains on sales of assets	86,337	11,977	7,075
Other marine services	6,511	6,623	4,623

	337,069	114,272	63,843
Other income	16,797	7,589	7,634
Corporate expenses	(21,280)	(15,179)	(13,291)
Interest and other debt costs	(9,074)	(6,887)	(3,683)

Earnings before income taxes	$323,512	99,795	54,503

Total assets:
Marine:
United States	$566,706	532,096	569,840
International (B)	1,455,776	1,510,923	1,355,820

	2,022,482	2,043,019	1,925,660
Investments in and advances to unconsolidated Marine companies	34,308	32,074	33,722

	2,056,790	2,075,093	1,959,382
General corporate	307,750	138,080	122,408

	$2,364,540	2,213,173	2,081,790

Depreciation and amortization:
Marine equipment operations
United States	$22,070	21,825	32,447
International	84,824	77,149	65,408
General corporate depreciation	632	639	655

	$107,526	99,613	98,510

Additions to properties and equipment:
Marine equipment operations
United States	$46,543	14,752	139,910
International	121,437	192,588	157,545
General corporate	4,428	51	60

	$172,408	207,391	297,515

(A)	For fiscal 2006, 2005 and 2004, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 15%, 13.2% and 12.0%, respectively, of revenues while Petroleo Brasileiro SA accounted for 10.2% of revenue during fiscal 2005.

(B)	Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $1.3 billion, $1.3 billion and $930.1 million at March 31, 2006, 2005 and 2004, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $5.1 million, $8.8 million and $9.1 million at March 31, 2006, 2005, and 2004, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(14)	Supplementary Information—Quarterly Financial Data (Unaudited)

Years Ended March 31, 2006 and 2005

(In thousands, except per share data)

2006	First	Second	Third	Fourth
Marine revenues	$192,167	204,351	234,559	246,540

Marine operating profit	$43,330	120,963	85,379	87,397

Net earnings	$28,860	82,192	60,022	64,682

Basic earnings per share	$.50	1.44	1.05	1.12

Diluted earnings per share	$.50	1.42	1.04	1.11

2005	First	Second	Third	Fourth
Marine revenues	$158,117	166,827	187,593	179,613

Marine operating profit	$21,820	27,189	33,166	32,097

Net earnings	$12,881	16,309	19,753	52,396

Basic earnings per share	$.23	.29	.35	.92

Diluted earnings per share	$.23	.29	.34	.91

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 1, 2, 3, 4 and 10 for detailed information regarding transactions that affect fiscal 2006 and 2005 quarterly amounts. A discussion of current market conditions appears in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(15)	Subsequent Events

In April and May of 2006, the company committed to the construction of 14 additional vessels. The company is constructing eleven anchor handling towing supply vessels varying in size from 5,000 to 10,000 BHP at three different international shipyards for an approximate total cost of $165.2 million. Scheduled delivery for these vessels is expected to begin in November 2006, with the last vessel scheduled for delivery in November 2008.

The company also committed to the construction of two additional 175-foot, state-of-the-art, fast, crew/supply boats for an approximate total cost of $15.0 million and one internationally built tug for a total expected cost of $3.5 million. Scheduled delivery of the two U.S. built crewboats is expected in October 2007 and the tug in April 2007.

During the period May 15, 2006 through May 25, 2006, pursuant to the company’s stock repurchase plan discussed in Note 8, the company repurchased 385,000 shares of common stock for an aggregate purchase price of $19.5 million, or an average price of $50.60 per share.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2006, 2005 and 2004

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
2006
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,138	31	904		6,265

2005
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,304	28	194	(A)	7,138

2004
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,304	—	—		7,304

(A)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2006

EXHIBIT INDEX

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Bylaws (filed with the Commission as Exhibit 3.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

Instruments Defining Rights of Security Holders

4.1	Restated Rights Agreement dated as of September 19, 1996 between Tidewater Inc. and The First National Bank of Boston (filed with the Commission as Exhibit 1 to Form 8-A on September 30, 1996).

Financing Agreements

10.1A	First Amendment dated May 18, 2005 to Amended and Restated Revolving Credit Agreement (filed with the Commission on Form 8-K on May 20, 2005, File No. 1-6311).

10.2	$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

Stock Plans

10.3+	Tidewater Inc. Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (Effective November 29, 2001) (filed with the Commission as Exhibit 10.3 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.4+	Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.5+	Tidewater Inc. 2001 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.6+	Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.7+	Form of Stock Option and Restricted Stock Agreement Under the Amended and Restated 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10.7 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.8+	Form of Restricted Stock Agreement Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.9+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan, and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File no. 1-6311).

10.10+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.10 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.11+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan (filed with the Commission as Exhibit 10.11 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.12+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.13+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.13 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.14*+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan.

10.15*+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan.

10.16*+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (performance vesting).

10.17*+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (time vesting).

Other Incentive Plans

10.18+	Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003 (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.19+	Tidewater International Supplemental Executive Retirement Plan effective November 1, 2003 (filed with the Commission as Exhibit 10.14A to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.20+	Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.21+	Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000 (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.22*+	Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 17, 2005.

10.23*+	Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective March 31, 2005.

10.24	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.25+	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.1 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.26+	Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.27+	Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Compensation Arrangements

10.28+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311). .

10.29+	Summary of 2006 Executive Officers Base Salaries (filed with the Commission on Form 8-K on March 29, 2006, File No. 1-6311).

10.30+	Summary of Bonuses paid to three Executive Officers of the Company under the Tidewater Inc. 2006 Management Annual Incentive Plan, and of Bonus paid to the Company’s Chief Executive Officer under the Tidewater Inc. Executive Officer Annual Incentive Plan for fiscal year 2006 (filed with the Commission on Form 8- K on March 29, 2006, File No. 1-6311).

Change of Control Agreements

10.31+	Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with four executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Exhibits

21*	Subsidiaries of the company.

23.1*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

23.2*	Consent of Independent Registered Accounting Firm – Ernst & Young LLP.

Certifications

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.