Form 10-Q
period 2006-06-30
TIDEWATER INC
filed 2006-07-27
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

56,323,299 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 7, 2006. Excluded from the calculation of shares outstanding at July 7, 2006 are 2,025,125 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$224,298	246,109
Trade and other receivables, net	258,654	237,428
Marine operating supplies	42,295	41,181
Other current assets	9,959	4,325

Total current assets	535,206	529,043

Investments in, at equity, and advances to unconsolidated companies	24,025	34,308
Properties and equipment:
Vessels and related equipment	2,480,799	2,457,947
Other properties and equipment	50,177	50,205

	2,530,976	2,508,152
Less accumulated depreciation and amortization	1,149,400	1,134,425

Net properties and equipment	1,381,576	1,373,727

Goodwill	328,754	328,754
Other assets	79,668	98,708

Total assets	$2,349,229	2,364,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	94,470	97,265
Accrued property and liability losses	7,111	7,223
Other current liabilities	18,214	11,266

Total current liabilities	119,795	115,754

Long-term debt	300,000	300,000
Deferred income taxes	177,177	175,267
Accrued property and liability losses	20,376	21,732
Other liabilities and deferred credits	94,083	92,666
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 58,348,424 shares at June and 60,310,164 shares at March	5,835	6,031
Other stockholders’ equity	1,631,963	1,653,090

Total stockholders’ equity	1,637,798	1,659,121

Total liabilities and stockholders’ equity	$2,349,229	2,364,540

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,
(In thousands, except share and per share data)	2006	2005
Revenues:
Vessel revenues	$258,685	185,392
Other marine revenues	11,135	6,775

	269,820	192,167

Costs and expenses:
Vessel operating costs	119,762	106,210
Costs of other marine revenues	9,914	4,590
Depreciation and amortization	27,797	26,337
General and administrative	23,692	19,259
Gain on sales of assets	(2,713)	(1,634)

	178,452	154,762

	91,368	37,405
Other income (expenses):
Foreign exchange gain (loss)	(769)	608
Equity in net earnings of unconsolidated companies	2,449	2,167
Minority interests	20	(23)
Interest and miscellaneous income	4,777	1,205
Interest and other debt costs	(2,580)	(2,362)

	3,897	1,595

Earnings before income taxes	95,265	39,000
Income taxes	23,816	10,140

Net earnings	$71,449	28,860

Basic earnings per common share	$1.25	.50

Diluted earnings per common share	$1.23	.50

Weighted average common shares outstanding	57,296,433	57,230,937
Incremental common shares from stock options	711,830	351,098

Adjusted weighted average common shares	58,008,263	57,582,035

Cash dividends declared per common share	$.15	.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
(In thousands)	2006	2005
Net cash provided by operating activities	$98,337	34,308

Cash flows from investing activities:
Proceeds from sales of assets	7,021	3,210
Additions to properties and equipment	(40,108)	(43,874)
Repayments of advances to unconsolidated companies	9,496	—
Other	259	—

Net cash (used in) investing activities	(23,332)	(40,664)

Cash flows from financing activities:
Debt borrowings	5,000	30,000
Principal payments on debt	(5,000)	(15,000)
Proceeds from issuance of stock options	3,263	116
Cash dividends	(8,728)	(8,629)
Stock repurchases	(91,351)	—
Other	—	(364)

Net cash (used in) provided by financing activities	(96,816)	6,123

Net change in cash and cash equivalents	(21,811)	(233)
Cash and cash equivalents at beginning of period	246,109	15,376

Cash and cash equivalents at end of period	$224,298	15,143

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$125	889
Income taxes	$7,404	5,662

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on May 30, 2006.

(2) Stockholders’ Equity

At June 30, 2006 and March 31, 2006, 2,026,397 and 2,167,021 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3) Common Stock Repurchase Program

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases are made through open market or privately-negotiated transactions. The company used its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. For the three-month period ended June 30, 2006, the company spent $91.4 million for the repurchase and cancellation of 1,941,100 common shares, or an average price paid per common share of $47.06. From inception of the repurchase program through its conclusion on June 30, 2006, the company spent $112.1 million for the repurchase and cancellation of 2,396,100 common shares, or an average price paid per common share of $46.79.

On July 20, 2006, the company’s Board of Directors authorized a new program for the company to spend up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, unless extended by the Board of Directors.

(4) Stock-Based Compensation

On April 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the SEC issued Staff Accounting Bulletin 107 in April 2005, which provides supplemental implementation guidance for SFAS 123R.

Prior to adoption of SFAS 123R, the company measured compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles as prescribed by APB Opinion No. 25 and related interpretations. The company also used the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effect on net earnings and earnings per share for the three months ended June 30, 2005 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

Quarter Ended June 30,
(In thousands, except share data)	2005
Net earnings as reported	$28,860
Add stock-based employee compensation expense included in reported net earnings, net of tax	586
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(1,199)

Pro forma net earnings	$28,247

Basic earnings per common share:
As reported	$.50
Pro forma	$.49
Diluted earnings per common share:
As reported	$.50
Pro forma	$.49

General

The company’s employee stock option and restricted stock plans are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The company believes its employee stock option plans are critical to its operation and productivity. The employee stock option plans allow the company to grant, on a discretionary basis, both incentive stock options and non-qualified stock options, as well as restricted stock.

Stock Option Plans

The company grants stock options to its employees, including officers, under the 1997 and 2001 Stock Incentive Plans. Under the 2001 Stock Incentive Plan, the company can grant options to non-employee directors on a non-discretionary basis up to 5,000 shares per director per year. Generally, options have been granted that vest annually over a three-year vesting period from the date of grant. Options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

The company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The company elected to use the modified prospective transition method as permitted by SFAS 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Effective in fiscal 2007, the modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock grants that are ultimately expected to vest as the requisite service is rendered.

The company recorded $1.0 million of stock-option compensation expense during the quarter ended June 30, 2006 as a result of the adoption of SFAS 123R, which had the effect of reducing earnings per share by $0.01. No stock-option compensation costs were capitalized as part of the cost of an asset as of June 30, 2006. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

As of June 30, 2006, total unrecognized stock-option compensation costs amounted to $5.0 million. Unvested stock-option compensation costs will be recognized as the underlying stock options vest over a period of up to 3 years. The amount of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee that has received stock options that are unvested as of their termination date.

The company did not grant stock options during the quarter ended June 30, 2006. The following table sets forth a summary of option activity under our stock option program for the three months ended June 30, 2006:

	Weighted-average Exercise Price	Number Of Options Outstanding
Balance at March 31, 2006	$38.57	3,662,875
Granted	—	—
Exercised	31.15	(134,583)
Expired or cancelled/forfeited	33.77	(7,000)

Balance at June 30, 2006	$38.87	3,521,292

The intrinsic value of options exercised during the quarter ended June 30, 2006 was $3.1 million. No stock options vested during the current period. The company does not have share-based liabilities.

Information regarding the 3,521,292 options outstanding at June 30, 2006 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At June 30, 2006	$22.75 -$29.44	$32.25 -$40.28	$42.19-$59.00

Options outstanding	1,102,312	946,730	1,472,250
Weighted average exercise price	$27.02	$36.46	$49.28
Weighted average remaining contractual life	5.9 years	5.4 years	4.6 years
Options exercisable	1,005,461	946,730	1,192,739
Weighted average exercise price of options exercisable	$26.92	$36.46	$47.76
Weighted average remaining contractual life of exercisable shares	5.8 years	5.4 years	3.4 years

The aggregate intrinsic value of the options outstanding and the options exercisable at June 30, 2006 was $41.0 million and $38.9 million, respectively.

Restricted Stock

The company grants restricted shares to key employees, including officers, under the company’s Employee Restricted Stock Plan and the 1997 and 2001 Stock Incentive Plans. These plans provide for the granting of restricted stock and/or performance awards to officers and key employees. The company awards both time-based shares and performance-based shares of restricted stock. Time-based restricted stock vests over a four year period and requires no goals to be accomplished other than the passage of time and continued employment. Performance-based restricted stock vests at the end of a four year period and can be accelerated if the company meets specific annual targets. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares.

The company did not grant restricted stock during the quarter ended June 30, 2006. The following table sets forth a summary of restricted stock activity of the company for the three months ended June 30, 2006:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares

Non-vested balance at March 31, 2006	$45.58	137,571	320,550
Granted	—	—	—
Vested	37.55	—	(39,863)
Cancelled/forfeited	40.84	(6,480)	(4,125)

Non-vested balance at June 30, 2006	$46.49	131,091	276,562

The compensation expense related to non-vested restricted stock totaled $1.2 million and $0.8 million for the quarter ended June 30, 2006 and 2005, respectively. No restricted stock compensation costs were capitalized as part of the cost of an asset as of June 30, 2006. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods. As of June 30, 2006, total unrecognized restricted stock compensation costs amounted to $16.7 million. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date.

The Employee Restricted Stock Plan is the only equity compensation plan that has not been approved by shareholders. The 1997 and 2001 Stock Incentive Plans are approved by shareholders.

(5) Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarters ended June 30, 2006 and 2005 was 25% and 26%, respectively.

(6) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.3 million to the defined benefit pension plan during the quarter ended June 30, 2006 and expects to contribute an additional $0.9 million to the plan during the remainder of the current fiscal year.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,
(In thousands)	2006	2005
Pension Benefits:
Service cost	$232	190
Interest cost	918	882
Expected return on plan assets	(628)	(613)
Amortization of prior service cost	15	22
Recognized actuarial loss	331	237

Net periodic benefit cost	$868	718

Other Benefits:
Service cost	$323	503
Interest cost	413	591
Amortization of prior service cost	(550)	(4)
Recognized actuarial loss	387	127

Net periodic benefit cost	$573	1,217

(7) Contingencies

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

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the quarter ended June 30, 2006.

It is possible that in the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

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

(8) New Accounting Pronouncements

In May 2005 the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS No. 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is assessing FIN 48 and has not determined yet the impact that the adoption of FIN 48 will have on its result of operations or financial position.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

(9) Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2006 and 2005. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended June 30,
(In thousands)	2006	2005
Revenues:
Vessel revenues:
United States	$61,808	35,282
International	196,877	150,110

	258,685	185,392
Other marine revenues	11,135	6,775

	$269,820	192,167

Marine operating profit:
Vessel activity:
United States	$25,924	6,853
International	68,116	32,779

	94,040	39,632
Gain on sales of assets	2,713	1,634
Other marine services	1,100	2,064

Operating profit	$97,853	43,330

Equity in net earnings of unconsolidated companies	2,449	2,167
Interest and other debt costs	(2,580)	(2,362)
Corporate general and administrative	(6,295)	(4,534)
Other income	3,838	399

Earnings before income taxes	$95,265	39,000

Depreciation and amortization:
Marine equipment operations
United States	$6,089	5,045
International	21,550	21,133
General corporate depreciation	158	159

	$27,797	26,337

Additions to properties and equipment:
Marine equipment operations
United States	$15,368	10,859
International	19,695	32,965
General corporate	5,045	50

	$40,108	43,874

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2006, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
July 25, 2006

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “can,” “could,” “will,” “continue,” “intend,” “seek,” “plan,” “should,” “would” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission (SEC) on May 30, 2006 and elsewhere in this Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

Overview

The company provides services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet. Vessel fleet activity levels are dependent upon oil and natural gas prices, which, in turn, are determined by the supply/demand relationship for crude oil and natural gas. The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the SEC on May 30, 2006.

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Drydocking costs are only incurred if economically justified, taking into consideration the vessel’s age, physical condition and future marketability. The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the quarters ended June 30, 2006 and 2005 and for the quarter ended March 31, 2006. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2006	2005	2006
Revenues:
Vessel revenues:
United States	$61,808	35,282	53,664
International	196,877	150,110	181,610

	258,685	185,392	235,274
Other marine revenues	11,135	6,775	11,266

	$269,820	192,167	246,540

Operating costs:
Vessel operating costs:
Crew costs	$63,409	58,957	62,252
Repair and maintenance	24,989	19,796	22,659
Insurance and loss reserves	4,548	5,524	4,624
Fuel, lube and supplies	11,365	9,433	10,770
Vessel operating leases	254	—	23
Other	15,197	12,500	15,524

	119,762	106,210	115,852
Costs of other marine revenues	9,914	4,590	9,086

	$129,676	110,800	124,938

The following table subdivides vessel operating costs presented above by the company’s United States and International segments for the quarters ended June 30, 2006 and 2005 and for the quarter ended March 31, 2006.

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2006	2005	2006
Operating costs:
United States vessel operating costs:
Crew costs	$15,795	12,795	15,912
Repair and maintenance	5,049	3,852	4,252
Insurance and loss reserves	2,729	2,404	1,387
Fuel, lube and supplies	1,731	1,346	1,133
Vessel operating leases	254	—	23
Other	1,765	962	1,320

	27,323	21,359	24,027
International vessel operating costs:
Crew costs	$47,614	46,162	46,340
Repair and maintenance	19,940	15,944	18,407
Insurance and loss reserves	1,819	3,120	3,237
Fuel, lube and supplies	9,634	8,087	9,637
Vessel operating leases	—	—	—
Other	13,432	11,538	14,204

	92,439	84,851	91,825

Total operating costs	$119,762	106,210	115,852

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $4.7 million of billings as of June 30, 2006 ($6.1 million of billings as of March 31, 2006), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

Strong industry fundamentals coupled with disciplined spending resulted in an improved first quarter for Tidewater. The company’s net earnings in the first quarter of fiscal 2007 grew approximately 148% over net earnings achieved during the first quarter of fiscal 2006. The company’s domestic revenues increased approximately 75%, or $26.5 million, during the current quarter as compared to the same period in fiscal 2006 while the company’s international revenues increased $46.8 million, or approximately 31% during the same comparative period.

Higher average day rates and utilization are at the root of the company’s domestic results of operations for the first quarter of fiscal 2007. Average day rates for the total domestic-based fleet increased approximately 69% during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 while utilization for the entire domestic-based fleet increased approximately 11% during the same comparative periods. The strong first quarter of fiscal 2007 is a result of several significant improvements in the market for offshore support vessels which began last calendar year. In the first half of calendar year 2005, the market for offshore support vessels tightened as drilling operators discovered that offshore vessels that were in service were in short supply due to high demand associated with the continuation of repair work to the offshore energy infrastructure that was damaged by Hurricane Ivan in calendar year 2004. Hurricanes Katrina and Rita, which caused extensive damage to the energy industry infrastructure in the oil producing areas of the U.S. Gulf Coast in late August and September 2005, respectively, further tightened the offshore vessel market as exploration and production (E&P) companies scrambled to find available vessels for the necessary repair work resulting from the damage caused by the two storms. Demand for the company’s vessels was strong before the two storms and business has been brisk since the storms propelling charter rates past levels achieved in the 1997 and 2001 industry upturns. The Gulf of Mexico supply boat market still has a significant number of vessels stacked and withdrawn from service that could resume active status, but only after significant expenditures to drydock and re-certify the vessels. The company sold, to third party operators or to scrap dealers, 18 of its stacked vessels and vessels withdrawn from service during the current quarter. Upon completion of the needed repair work in the U.S. Gulf of Mexico, and assuming no significant damage from any hurricanes during 2006, the number of available drilling rigs in the U.S. market should be the primary driver of the company’s future profitability in the domestic market and, at present time, the offshore rig count in the Gulf of Mexico remains relatively depressed as compared to past up cycles. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue in the upcoming quarters. Over the longer term, the company’s domestic-based fleet should be influenced more by the active offshore rig count than by any other single outside influence. Certain sell-side analysts’ reports indicate that over the next 4 years the offshore drilling rig count will increase as newbuild orders for jackup rigs currently stand at approximately 91 rigs.

For two years in a row, certain sell-side analysts have reported in their mid-year E&P capital spending reports that worldwide E&P expenditures are exceeding original estimates. These analysts are currently reporting that calendar year 2006 worldwide E&P capital expenditures are forecast to grow approximately 21% over calendar year 2005 spending as compared to spending estimate increases reported in December 2005 of approximately 15%. Domestic E&P expenditures for calendar year 2006 are now forecast to be at approximately 28% over calendar year 2005 spending as compared to a 15% increase for 2006 that was originally forecast in December 2005. On the international front, it is now estimated that international E&P spending will rise approximately 20% over calendar year 2005 budgets with significant increases by the European and U.S. major oil companies, U.S. independent oil companies and the national E&P companies. These analysts also report that many of the corporations surveyed for the report indicated higher E&P spending in calendar year 2007.

Commodity prices for crude oil and natural gas are critical factors in E&P companies’ development of capital spending budgets. In May 2006, commodity prices for natural gas decreased below the $6.00 per Mcf level for the first time in over a year on the news that inventory levels for the resource exceeded five-year inventory averages due to warmer than normal winter weather this past winter season in the Northern Hemisphere, and despite shut-ins in natural gas production caused by the damage sustained from the two hurricanes. By the end of June 2006, natural gas inventories exceeded the five-year average by approximately 32% as reported by the Department of Energy. Domestic results of operations are primarily driven by natural gas exploration and production and, given these inventory levels, it is possible the recent level of drilling activity will somewhat abate. Nevertheless, the company has reaped the benefits of the current strength in the offshore drilling market.

Higher average day rates and utilization are also at the root of the strength of the company’s international-based results of operations for the first quarter of fiscal 2007. Average day rates for the total international-based fleet increased approximately 18% during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 while utilization for the entire international-based fleet increased approximately 11% during the same comparative periods. The company’s international results of operations have been primarily dependent on the supply and demand relationship for crude oil and, at present, crude oil prices are at historically high levels. Sell-side analysts forecast that demand for crude oil will likely remain strong throughout calendar year 2006 and expect future crude oil commodity prices to remain at attractive levels due to high consumer demand, tight crude oil inventory supplies coupled with chronically low excess Organization of Petroleum Exporting Countries (OPEC) production capacity and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC. Management anticipates international vessel demand will remain strong along with these market conditions.

Marine operating profit and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2006	2005	2006
Vessel activity:
United States	$25,924	6,853	21,253
International	68,116	32,779	53,209

	94,040	39,632	74,462
Gain on sales of assets	2,713	1,634	10,875
Other marine services	1,100	2,064	2,060

Operating profit	$97,853	43,330	87,397

Equity in net earnings of unconsolidated companies	2,449	2,167	2,925
Interest and other debt costs	(2,580)	(2,362)	(2,444)
Corporate general and administrative	(6,295)	(4,534)	(6,722)
Other income	3,838	399	3,728

Earnings before income taxes	$95,265	39,000	84,884

United States-based Operations

U.S.-based vessel revenues for the first quarter of fiscal 2007 increased approximately 75% and 15%, or $26.5 million and $8.1 million, as compared to the first and fourth quarters of fiscal 2006, respectively, due to an increase in average day rates on all vessel classes operating in the domestic market and due to an increase in utilization on the company’s towing supply/supply, crew/utility and offshore tug class of vessels.

The active towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, were responsible for generating approximately 56% and 63% of the revenue growth during the first quarter of fiscal 2007 as compared to the first and fourth quarters of fiscal 2006, respectively, while the company’s deepwater class of vessels contributed approximately 22% and 11% of revenue growth during the same comparative periods, respectively. Utilization rates on the towing supply/supply vessels during the first quarter of fiscal 2007 increased approximately 3% and 4% as compared to the first and fourth quarters of fiscal 2006, respectively, while average day rates on this same class of vessel increased approximately 62% and 10% during the same comparative periods, respectively. Average day rates for the company’s deepwater class of vessels increased approximately 42% and 7% during first quarter of fiscal 2007 as compared to the first and fourth quarters of fiscal 2006, respectively. Utilization rates on the deepwater class slipped approximately 6% and 6% during the first quarter of fiscal 2007 as compared to the first and fourth quarters of fiscal 2006, respectively.

The company’s crew/utility class and offshore tugs class of vessels also had impressive results. During the first quarter of fiscal 2007 as compared to the first and fourth quarters of fiscal 2006, the crew/utility class of vessels experienced an increase in average day rates of approximately 68% and 18%, respectively, while its utilization rates increased approximately 20% and 11%, respectively. The company’s offshore tugs experienced an increase in average day rates during the first quarter of fiscal 2007 of approximately 73% and 64% as compared to the first and fourth quarters of fiscal 2006, respectively, while its utilization rates increased approximately 52% and 29% during the same periods, respectively.

During the first quarter of fiscal 2007, operating profit for the U.S.-based vessels increased $19.1 million and $4.7 million, or approximately 278% and 22%, as compared to the first and fourth quarters of fiscal 2006, respectively, due to higher revenues from increased demand, translating into higher utilization and average day rates. Higher revenues were somewhat offset by increases in domestic vessel operating costs.

International-based Operations

International-based vessel revenues during the first quarter of fiscal 2007 increased approximately 31% and 8%, or $46.8 million and $15.3 million, as compared to the first and fourth quarters of fiscal 2006, respectively, due to higher average day rates and utilization on the total international fleet. For the first quarter of fiscal 2007 as compared to same period in fiscal 2006, the company’s international deepwater, towing supply/supply, crew/utility and offshore tug classes of vessels generated approximately 16%, 62%, 12% and 9%, respectively, of the revenue growth during the comparative periods. The company’s international deepwater, towing supply/supply, crew/utility and offshore tug classes of vessels generated approximately 13%, 48%, 24% and 14%, respectively, of the revenue growth during the first quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006, respectively.

International-based vessel operating profit for the first quarter of fiscal 2007 increased $35.3 million and $14.9 million, or approximately 108% and 28%, as compared to the first quarter and fourth quarters of fiscal 2006, respectively, due to higher revenues. Higher international-based revenues earned during the current quarter were partially offset by increases in vessel operating costs primarily repair and maintenance, fuel, lube and supplies and other vessel costs.

Other Items

Gain on sales of assets for the first quarter of fiscal 2007 were approximately 66% higher than the same period in fiscal 2006 due to receiving higher sales prices on the mix of vessels sold. Gain on sales of assets were significantly lower during the first quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006 because of a higher number of vessel sales during the previous quarter.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and as such, do not include vessels withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter periods ended June 30, 2006 and 2005 and for the quarter ended March 31, 2006:

	Quarter Ended June 30,		Quarter Ended March 31,
	2006	2005	2006
UTILIZATION:
United States-based fleet:
Deepwater vessels	93.8%	100.0	99.7
Towing-supply/supply	64.2	62.4	62.0
Crew/utility	96.4	80.6	86.6
Offshore tugs	39.8	26.2	30.8
Total	68.0%	61.5	64.5
International-based fleet:
Deepwater vessels	89.3%	85.5	89.9
Towing-supply/supply	77.4	71.5	76.8
Crew/utility	83.8	75.2	76.2
Offshore tugs	72.1	57.5	63.3
Other	45.8	34.6	28.8
Total	78.4%	70.9	75.2
Worldwide fleet:
Deepwater vessels	90.2%	87.4	91.7
Towing-supply/supply	74.8	69.7	74.0
Crew/utility	85.8	76.5	78.5
Offshore tugs	63.9	48.4	53.7
Other	45.8	34.6	28.8
Total	76.4%	69.0	72.9

AVERAGE VESSEL DAY RATES:
United States-based fleet:
Deepwater vessels	$21,380	15,041	20,006
Towing-supply/supply	11,645	7,169	10,545
Crew/utility	6,457	3,843	5,455
Offshore tugs	15,920	9,191	9,707
Total	$11,987	7,104	10,049
International-based fleet:
Deepwater vessels	$18,216	13,850	17,823
Towing-supply/supply	8,076	6,728	7,682
Crew/utility	3,748	3,292	3,541
Offshore tugs	5,964	4,960	5,735
Other	3,615	2,939	4,597
Total	$7,833	6,648	7,635
Worldwide fleet:
Deepwater vessels	$18,856	14,029	18,272
Towing-supply/supply	8,671	6,803	8,140
Crew/utility	4,229	3,426	4,018
Offshore tugs	7,534	5,632	6,407
Other	3,615	2,939	4,597
Total	$8,540	6,730	8,078

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2006 and 2005 and for the quarter ended March 31, 2006:

	Quarter Ended June 30,		Quarter Ended March 31,
	2006	2005	2006
United States-based fleet:
Deepwater vessels	7	5	7
Towing-supply/supply	50	48	49
Crew/utility	13	19	20
Offshore tugs	13	17	16

Total	83	89	92

International-based fleet:
Deepwater vessels	29	33	28
Towing-supply/supply	207	202	208
Crew/utility	71	65	68
Offshore tugs	38	41	40
Other	7	9	8

Total	352	350	352

Owned or chartered vessels included in marine revenues	435	439	444
Vessels withdrawn from service	62	91	72
Joint-venture and other	21	31	22

Total	518	561	538

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 59, 84 and 67 number of stacked vessels at June 30, 2006 and 2005 and at March 31, 2006, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2006 and March 31, 2006:

	June 30, 2006		March 31, 2006
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	372	$1,231,833	368	$1,214,195
Stacked vessels	59	18,963	67	20,170
Vessels withdrawn from service	55	7,777	66	10,163
Marine equipment under construction		106,591		112,261
Other property and equipment		16,412		16,938

Totals	486	$1,381,576	501	$1,373,727

During the first quarter of fiscal 2007, the company took delivery of one anchor handling towing supply vessel and two crewboats and sold to third party operators or to scrap dealers seven anchor handling towing supply vessels, eight platform supply vessels, one crewboat, one offshore tug and one other type vessel.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2006	2005	2006
Personnel	$15,213	11,295	15,192
Office and property	3,361	3,058	3,586
Sales and marketing	1,369	1,081	1,563
Professional services	2,322	2,365	2,747
Other	1,427	1,460	1,855

	$23,692	19,259	24,943

General and administrative expenses have increased in the quarter ended June 30, 2006 as compared to the first quarter of fiscal 2006 due to an increase in the amortization of restricted stock granted in March 2006, stock option expensing which became effective April 1, 2006 with the adoption of SFAS No. 123R and an improved business environment. General and administrative expenses decreased in the quarter ended June 30, 2006 as compared to the fourth quarter of fiscal 2006 due to lower travel and entertainment costs, professional services expenses and other general administrative costs.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At June 30, 2006, the entire amount of the company’s $300 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases are made through open market or privately-negotiated transactions. The company used its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. For the three-month period ended June 30, 2006, the company spent $91.4 million for the repurchase and cancellation of 1,941,100 common shares, or an average price paid per common share of $47.06. From inception of the repurchase program through its conclusion on June 30, 2006, the company spent $112.1 million for the repurchase and cancellation of 2,396,100 common shares, or an average price paid per common share of $46.79.

On July 20, 2006, the company’s Board of Directors authorized a new program for the company to spend up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, unless extended by the Board of Directors.

Operating Activities

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the quarter ended June 30, 2006, net cash from operating activities was $98.3 million compared to $34.3 million as if June 30, 2005. Significant components of cash provided by operating activities include net earnings, adjusted for non-cash expenses of $39.0 million and an increase in working capital of $12.1 million.

Investing Activities

Investing activities for the quarter ended June 30, 2006 used $23.3 million of cash, which is attributed to the $40.1 million additions to properties and equipment offset by approximately $7.0 million of sales of assets and the collection of $9.5 million relating to the payoff of an outstanding financing arrangement the company had with Sonatide Marine Ltd., a 49% owned joint-venture. Additions to properties and equipment were comprised of approximately $7.8 million in capitalized major repair costs, $2.2 million for vessel enhancements, $24.5 million for the construction of offshore marine vessels, $5.0 million for the construction of an aircraft and $0.6 million of other properties and equipment purchases.

Investing activities for the quarter ended June 30, 2005 used $40.7 million of cash, which is net of $3.2 million of proceeds from the sale of assets. Additions to properties and equipment comprised of approximately $6.6 million in capitalized major repair costs, $36.2 million for the construction of offshore marine vessels and $1.1 million of other properties and equipment purchases.

Financing Activities

Financing activities for the quarter ended June 30, 2006 used $96.8 million of cash, which included $5.0 million of credit facility borrowings and $3.3 million from the issuance of common stock as a result of stock option exercises. Borrowings were offset by repurchase of common stock of $91.4 million, debt repayments of $5.0 million, and $8.7 million of cash used for quarterly payment of common stock dividends of $0.15 per share.

Financing activities for the quarter ended June 30, 2005 provided $6.1 million of cash, which included $30.0 million of credit facility borrowings. Borrowings were offset primarily by repayments of debt of $15.0 million and $8.6 million of cash used for the quarterly payment of common stock dividends of $0.15 per share.

Vessel Construction and Acquisition Expenditures

The company is constructing 16 anchor handling towing supply vessels varying in size from 5,000 brake horsepower (BHP) to 10,000 BHP for a total commitment cost of approximately $251.2 million. Four different international shipyards are constructing the vessels. Scheduled delivery for the 16 vessels will begin in August 2006, with the last vessel scheduled for delivery in September 2008. As of June 30, 2006, $42.6 million has been expended on the vessels.

The company is also committed to the construction of three 220-foot and three 250-foot supply vessels for approximately $91.4 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the three 220-foot vessels while a different U.S. shipyard is constructing the 250-foot vessels. Scheduled delivery of the three 220-foot vessels is expected in August 2006, July of 2007 and September 2007 while the three 250-foot vessels are expected to be delivered in March, June and September of 2007. As of June 30, 2006, $31.1 million has been expended on these six vessels.

The company is also committed to the construction of three 175-foot, state-of-the-art, fast, crew/supply boats, and two tugboats for an approximate total cost of $33.3 million. A U.S. shipyard is constructing the 175-foot crewboats, while two international shipyards are each constructing one tugboat. Scheduled delivery of the 175-foot crewboats is expected to begin in late July 2006 with final delivery of the last crewboat in October 2007. The tugboats are expected to be delivered in February and April of 2007. As of June 30, 2006, $6.9 million has been expended on these five vessels.

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2006:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 6/30/06	Number of Vessels	Total Cost Commitment	Expended Through 6/30/06
		(In thousands)			(In thousands)
Deepwater vessels:
Platform supply vessels	3	$52,089	$19,438	—	—	—
Replacement Fleet:
Anchor handling towing supply	—	—	—	16	$251,234	$42,578
Platform supply vessels	3	$39,340	$11,660	—	—	—
Crewboats:
Crewboats — 175-foot	3	$22,316	$2,814	—	—	—
Crewboats – Offshore tugs	—	—	—	2	$10,976	$4,087

Totals	9	$113,745	$33,912	18	$262,210	$46,665

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $375.9 million of capital commitments for vessels currently under construction the company has expended $80.6 million as of June 30, 2006.

The company has also contracted for the construction of a new corporate aircraft for a total approximate cost of $27.0 million. As of June 30, 2006, $9.8 million has been spent. The airplane is expected to be available for use in May of 2007.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $0.9 million interest capitalized for the quarter ended June 30, 2006, was approximately $2.6 million. Interest and debt costs, net of $2.1 million capitalized during the first quarter of fiscal 2006, was approximately $2.4 million.

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

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the quarter ended June 30, 2006.

It is possible that in the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

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

Off-Balance Sheet Arrangements

On March 24, 2006, the company sold one of its newly-built vessels, delivered to the market in March 2006, to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company is accounting for the transaction as a sale/leaseback transaction with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments. As of June 30, 2006 the company expensed approximately $0.3 million on this bareboat charter arrangement.

The agreement to acquire and charter with BOAL&C also calls for the company to sell and simultaneously bareboat charter four additional vessels, which are currently under construction, upon the vessels’ delivery to the market. BOAL&C agreed to pay actual invoice cost of the respective vessels being acquired, or $63.5 million. The vessels currently under construction are expected to be delivered to the market beginning August 2006 with final delivery of the last vessel in September 2007. The initial charter hire operating lease term expires in 2014. The company has the option to extend the charter hire operating lease three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating lease through 2017.

The company is exposed to possible interest rate fluctuation related to its commitment to the sale and simultaneous leaseback of four additional vessels it agreed to sell to Banc of America Leasing & Capital LLC.

Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on May 30, 2006, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2006, regarding these critical accounting policies.

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

Also, the commodity price of steel has increased dramatically due to increased worldwide demand for the metal. Although prices have moderated some in calendar year 2005, the price of steel remains high by historical standards. If the price of steel continues to rise, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless dayrates increase commensurately.

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

At June 30, 2006, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2006 is estimated to be $275.5 million.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of four of its vessels to BOAL&C. On March 24, 2006, the company entered into four interest rate swap transactions to effectively fix the amount of the lease payments on four vessels currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for each respective vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Any amounts received from the bank or paid to the bank will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At June 30, 2006, the four interest rate swaps had a combined fair value of $1.3 million which is included in other assets in the consolidated balance sheet.

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

The company had no outstanding currency spot contracts at June 30, 2006. The company had four currency spot contracts outstanding at June 30, 2005 totaling approximately $0.8 million that settled on July 1, 2005.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $22.8 million. At June 30, 2006 the company had six forward contracts outstanding totaling $11.7 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. At June 30, 2006, the combined fair value of the six forward contracts of approximately $0.8 million, of which $0.7 million was recorded as an increase to earnings during the first quarter of fiscal 2007 because the forward contracts did not qualify as hedge instruments. The remaining $0.1 million of fair value was recorded during the fourth quarter of fiscal 2006. All future changes in fair value of the forward contracts will be recorded in earnings.

The company had no derivative financial instruments outstanding at June 30, 2005 that qualified as a hedge instrument.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on May 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2005, the company’s Board of Directors authorized the company to spend up to $120.0 million to repurchase shares of its common stock. Repurchases are made through open market or privately-negotiated transactions. The company used its available cash and, when considered advantageous, borrowings under its revolving credit facility to fund the share repurchases. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. For the three-month period ended June 30, 2006, the company spent $91.4 million for the repurchase and cancellation of 1,941,100 common shares, or an average price paid per common share of $47.06. From inception of the repurchase program through its conclusion on June 30, 2006, the company spent $112.1 million for the repurchase and cancellation of 2,396,100 common shares, or an average price paid per common share of $46.79.

On July 20, 2006, the company’s Board of Directors authorized a new program for the company to spend up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, unless extended by the Board of Directors.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2006 purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2006 – April 30, 2006	—	$—	—	$99,235,700
May 1, 2006 – May 31, 2006	535,000	50.44	535,000	72,252,272
June 1, 2006 – June 30, 2006	1,406,100	45.78	1,406,100	—

Total	1,941,100	$47.06	1,941,100

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 25 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated May 3, 2006 reported that the company issued a press release reporting the company’s results of operations for the quarter and year ended March 31, 2006.

C.	The company’s report on Form 8-K dated May 3, 2006 reported that the company provided the consolidated statement of cash flows for the years ended March 31, 2006, 2005 and 2004 along with the transcript of the company’s analyst conference call on May 3, 2006.

D.	The company’s report on Form 8-K dated May 25, 2006 reported that the company’s Board of Directors approved an amendment to the Bylaws of the Company to provide that in the event the Board of Directors determines by future resolution that it is no longer in the best interests of the Company and its stockholders to elect directors by a plurality vote, the Board of Directors may implement a majority vote standard for the election of directors without any further amendment to the Bylaws.

E.	The company’s report on Form 8-K dated May 31, 2006 reported the bonuses paid under the company’s 2006 Executive Officer Annual Incentive Plan and the 2006 Management Annual Incentive Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: July 27, 2006	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: July 27, 2006	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: July 27, 2006	/s/ Joseph M. Bennett
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

TIDEWATER INC.

601 Poydras Street

New Orleans, Louisiana 70130

(504) 568-1010

July 27, 2006

Via Computer

Securities and Exchange Commission

Attention: Filing Desk, Stop 1-4

450 Fifth Street, N.W.

Washington, DC 20549-1004

Re:	Tidewater Inc.
Commission File No. 1-6311

Ladies and Gentlemen:

Transmitted for filing herewith is a Form 10-Q Report for Tidewater Inc. for the quarter ended June 30, 2006.

Sincerely,

TIDEWATER INC.

/s/ Joseph M. Bennett
Joseph M. Bennett
Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

JMB:sv

Attachment