Form 10-Q
period 2006-09-30
TIDEWATER INC
filed 2006-10-25
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

55,498,737 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 6, 2006. Excluded from the calculation of shares outstanding at October 6, 2006 are 1,972,658 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	September 30, 2006	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$257,003	246,109
Trade and other receivables, net	266,067	237,428
Marine operating supplies	43,297	41,181
Other current assets	7,595	4,325

Total current assets	573,962	529,043

Investments in, at equity, and advances to unconsolidated companies	26,665	34,308

Properties and equipment:
Vessels and related equipment	2,503,169	2,457,947
Other properties and equipment	50,254	50,205

	2,553,423	2,508,152
Less accumulated depreciation and amortization	1,134,313	1,134,425

Net properties and equipment	1,419,110	1,373,727

Goodwill	328,754	328,754
Other assets	72,798	98,708

Total assets	$2,421,289	2,364,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	104,626	97,265
Accrued property and liability losses	6,861	7,223
Other current liabilities	12,223	11,266

Total current liabilities	123,710	115,754

Long-term debt	300,000	300,000
Deferred income taxes	178,802	175,267
Accrued property and liability losses	19,083	21,732
Other liabilities and deferred credits	103,115	92,666
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 57,471,395 shares at September and 60,310,164 shares at March	5,747	6,031
Other stockholders’ equity	1,690,832	1,653,090

Total stockholders’ equity	1,696,579	1,659,121

Total liabilities and stockholders’ equity	$2,421,289	2,364,540

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Vessel revenues	$271,314	198,230	529,999	383,622
Other marine revenues	2,665	6,121	13,800	12,896

	273,979	204,351	543,799	396,518

Costs and expenses:
Vessel operating costs	122,568	106,005	242,330	212,215
Costs of other marine revenues	1,948	4,934	11,862	9,524
Depreciation and amortization	28,563	26,614	56,360	52,951
General and administrative	23,975	19,433	47,667	38,692
Gain on sales of assets	(28,439)	(68,553)	(31,152)	(70,187)

	148,615	88,433	327,067	243,195

	125,364	115,918	216,732	153,323
Other income (expenses):
Foreign exchange gain (loss)	35	411	(734)	1,019
Equity in net earnings of unconsolidated companies	3,376	2,715	5,825	4,882
Minority interests	(248)	28	(228)	5
Interest and miscellaneous income	3,733	1,612	8,510	2,817
Interest and other debt costs	(2,345)	(1,911)	(4,925)	(4,273)

	4,551	2,855	8,448	4,450

Earnings before income taxes	129,915	118,773	225,180	157,773
Income taxes	25,724	36,581	49,540	46,721

Net earnings	$104,191	82,192	175,640	111,052

Basic earnings per common share	$1.87	1.44	3.11	1.94

Diluted earnings per common share	$1.86	1.42	3.08	1.93

Weighted average common shares outstanding	55,595,519	57,189,133	56,446,266	57,209,995
Incremental common shares from stock options	525,457	545,266	618,644	448,182

Adjusted weighted average common shares	56,120,976	57,734,399	57,064,910	57,658,177

Cash dividends declared per common share	$.15	.15	.30	.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2006	2005
Net cash provided by operating activities	$218,309	100,105

Cash flows from investing activities:
Proceeds from sales of assets	55,531	191,485
Additions to properties and equipment	(128,235)	(79,805)
Repayments of advances to unconsolidated companies	9,496	—
Other	218	—

Net cash (used in) provided by investing activities	(62,990)	111,680

Cash flows from financing activities:
Debt borrowings	5,000	30,000
Principal payments on debt	(5,000)	(110,000)
Proceeds from issuance of common stock	4,495	4,878
Cash dividends	(17,185)	(17,277)
Stock repurchases	(131,735)	(8,691)
Other	—	(358)

Net cash used in financing activities	(144,425)	(101,448)

Net change in cash and cash equivalents	10,894	110,337
Cash and cash equivalents at beginning of period	246,109	15,376

Cash and cash equivalents at end of period	$257,003	125,713

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,813	8,051
Income taxes	$31,758	11,941

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

(2) Stockholders’ Equity

At September 30, 2006 and March 31, 2006, 1,972,658 and 2,167,021 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3) Common Stock Repurchase Program

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end at the earlier of the date when all the authorized funds have been expended or June 30, 2007, unless extended by the Board of Directors. For the three-month period ended September 30, 2006, the company used $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At September 30, 2006, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to the July 2006 authorized stock repurchase program.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of the repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. For the quarter ended September 30, 2005, the company used $8.7 million for the repurchase and cancellation of 220,000 common shares, at an average price paid per share of $39.51, under the July 2005 authorized repurchase program.

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

Prior to adoption of SFAS 123R, the company measured compensation expense for its stock-based compensation plan using the intrinsic value recognition and measurement principles as prescribed by APB Opinion No. 25 and related interpretations. The company also used the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effects on net earnings and earnings per share for the quarter and six-months ended September 30, 2005 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

	Quarter Ended September 30,	Six Months Ended September 30,
(In thousands, except share data)	2005	2005
Net earnings as reported	$82,192	111,052
Add stock-based employee compensation expense included in reported net earnings, net of tax	591	1,177
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(1,211)	(2,410)

Pro forma net earnings	$81,572	109,819

Earnings per common share:
As reported	$1.44	1.94
Pro forma	$1.43	1.92
Diluted earnings per common share:
As reported	$1.42	1.93
Pro forma	$1.41	1.90

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

Stock Option Plans

The company grants stock options to its employees, including officers, under the 1997 and 2001 Stock Incentive Plans. Under the 2001 Stock Incentive Plan, the company can grant up to 5,000 options per director per year to non-employee directors on a non-discretionary basis. Generally, options have been granted that vest annually over a three-year vesting period from the date of grant. Options expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

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

The company recorded $1.0 million and $2.0 million of stock-option compensation expense during the quarter and six-month period ended September 30, 2006, respectively, as a result of the adoption of SFAS 123R, which had the effect of reducing earnings per share by $.03 and $.03, respectively. No stock-option compensation costs were capitalized as part of the cost of an asset during the quarter and six-month period ended September 30, 2006. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

As of September 30, 2006, total unrecognized stock-option compensation costs amounted to $4.0 million or $3.1 million net of tax. Unvested stock-option compensation costs will be recognized as the underlying stock options vest over a period of up to 3 years. The amount of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee that has received stock options that are unvested as of their termination date. There were no modifications to the stock option awards during the quarter and six-month period ended September 30, 2006.

The company did not grant stock options during the quarter and six-month period ended September 30, 2006. The following table sets forth a summary of option activity under our stock option program for the quarter and six month period ended September 30, 2006:

	Weighted-average Exercise Price	Number Of Options Outstanding
Balance at March 31, 2006	$38.57	3,662,875
Granted	—	—
Exercised	31.15	(134,583)
Expired or cancelled/forfeited	33.77	(7,000)

Balance at June 30, 2006	$38.87	3,521,292
Granted	—	—
Exercised	36.58	(45,500)
Expired or cancelled/forfeited	37.10	(8,168)

Balance at September 30, 2006	$38.90	3,467,624

The intrinsic value of options exercised during the quarter and six-month period ended September 30, 2006 was $0.6 million and $3.6 million, respectively. No stock options vested during the quarter and six-month period ended September 30, 2006. The company does not have share-based liabilities.

Information regarding the 3,467,624 options outstanding at September 30, 2006 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At September 30, 2006	$22.75 -$29.44	$32.25 -$40.28	$42.19 -$59.00

Options outstanding	1,081,311	933,730	1,452,583
Weighted average exercise price	$27.00	$36.47	$49.32
Weighted average remaining contractual life	5.7 years	5.2 years	4.4 years
Options exercisable	985,962	933,730	1,215,739
Weighted average exercise price of options exercisable	$26.90	$36.47	$48.06
Weighted average remaining contractual life of exercisable shares	5.5 years	5.2 years	3.4 years

The aggregate intrinsic value of the options outstanding at September 30, 2006 was $26.4 million. The aggregate intrinsic value of options exercisable at September 30, 2006 was $24.8 million.

Restricted Stock

The company grants restricted shares to key employees, including officers, under the company’s Employee Restricted Stock Plan and the 1997 and 2001 Stock Incentive Plans. These plans provide for the granting of restricted stock and/or performance awards to officers and key employees. The company awards both time-based shares and performance-based shares of restricted stock. Time-based restricted stock vests over a four year period and requires no goals to be achieved other than the passage of time and continued employment. Performance-based restricted stock vests at the end of a four year period, which vesting can be accelerated if the company meets specific annual targets. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares.

The company granted 1,078 and 1,078 shares of restricted stock during the quarter and six-month period ended September 30, 2006. The following table sets forth a summary of restricted stock activity of the company for the six months ended September 30, 2006:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2006	$45.58	137,571	320,550
Granted	—	—	—
Vested	37.55	—	(39,863)
Cancelled/forfeited	40.84	(6,480)	(4,125)

Non-vested balance at June 30, 2006	$46.49	131,091	276,562
Granted	47.81	1,078	—
Vested	—	—	—
Cancelled/forfeited	39.39	(1,232)	(9,775)

Non-vested balance at September 30, 2006	$46.69	130,937	266,787

The compensation expense related to non-vested restricted stock totaled $1.2 million and $0.8 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $2.4 million and $1.6 million for the six-month periods ended September 30, 2006 and 2005, respectively. No restricted stock compensation costs were capitalized as part of the cost of an asset as of September 30, 2006. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods. As of September 30, 2006, total unrecognized restricted stock compensation costs amounted to $15.1 million. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during the quarter and six-month period ended September 30, 2006.

The Employee Restricted Stock Plan is the only equity compensation plan that has not been approved by shareholders. The 1997 and 2001 Stock Incentive Plans are approved by shareholders.

(5) Income Taxes

The effective tax rate applicable to pre-tax earnings for the quarter and six-month periods ended September 30, 2006 was 19.8% and 22%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and six-month periods ended September 30, 2005 was 30.8% and 29.6%, respectively. The reduction in the effective tax rate during the quarter ended September 30, 2006 is a result of the company’s proportionally greater profitability from international operations, where statutory income tax rates are generally lower than those applicable to the U.S. operations.

(6) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.3 million and $0.6 million to the defined benefit pension plan during the quarter and six-month period ended September 30, 2006 and expects to contribute an additional $0.6 million to the plan during the remainder of the current fiscal year.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Pension Benefits:
Service cost	$232	190	464	380
Interest cost	918	883	1,836	1,765
Expected return on plan assets	(628)	(613)	(1,256)	(1,226)
Amortization of prior service cost	15	22	30	44
Recognized actuarial loss	331	237	662	474

Net periodic benefit cost	$868	719	1,736	1,437

Other Benefits:
Service cost	$323	503	646	1,006
Interest cost	413	591	826	1,182
Amortization of prior service cost	(550)	(4)	(1,100)	(8)
Recognized actuarial loss	387	127	774	254

Net periodic benefit cost	$573	1,217	1,146	2,434

(7) Sale of Vessels

On August 11, 2006, the company entered into a definitive agreement with Crosby Marine Transportation, LLC to sell 14 of its offshore tugs, 12 of which operated in the United States and two of which are currently on international assignments in the Middle East. The sale of 11 of the tugs closed in August 2006 for a total cash price of $34.8 million. The culmination of this transaction resulted in an approximate $28.2 million pre-tax financial gain, or approximately $17.2 million after tax, or $0.31 per diluted common share after tax. The balance of the three tugs covered by the definitive agreement, with a total sales price of $10.0 million, should close over the next three months as current charter contracts to which the three tugs are subject to expire.

In July 2005, the company sold six of its KMAR 404 class of Anchor Handling Towing Supply vessels for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share.

(8) Contingencies

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 through 2004, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax due of $18.6 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion . The company has filed a formal protest with the IRS seeking a reconsideration of their position taken for fiscal years 2001 and 2002 and intends to do the same for fiscal years 2003 and 2004. The company has also received a final assessment of additional income tax due of $1.8 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is also due to the IRS disallowance of essentially all deductions related to FSC activity during that period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. Should the company’s position in the above mentioned tax returns prove unsuccessful, the company estimates that additional income tax expense of approximately $10.2 million would be required. The company also has ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

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

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the six months ended September 30, 2006.

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

(9) New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is assessing SFAS No. 158 and has not determined yet the impact that the adoption of SFAS No. 158 will have on its result of operations or financial position.

Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is assessing FIN 48 and has not determined yet the impact that the adoption of FIN 48 will have on its result of operations or financial position.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized with a cumulative effect adjustment in net income of the period of the change. SFAS No. 154 is effective for accounting changes made in annual periods beginning after December 15, 2005.

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

(10) Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and six-month periods ended September 30, 2006 and 2005. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Revenues:
Vessel revenues:
United States	$62,272	40,718	124,080	76,000
International	209,042	157,512	405,919	307,622

	271,314	198,230	529,999	383,622
Other marine revenues	2,665	6,121	13,800	12,896

	$273,979	204,351	543,799	396,518

Marine operating profit:
Vessel activity:
United States	$26,361	12,996	52,285	19,849
International	76,798	38,357	144,914	71,136

	103,159	51,353	197,199	90,985
Gain on sales of assets	28,439	68,553	31,152	70,187
Other marine services	612	1,057	1,712	3,121

Operating profit	$132,210	120,963	230,063	164,293

Equity in net earnings of unconsolidated companies	3,376	2,715	5,825	4,882
Interest and other debt costs	(2,345)	(1,911)	(4,925)	(4,273)
Corporate general and administrative	(6,248)	(4,029)	(12,543)	(8,563)
Other income	2,922	1,035	6,760	1,434

Earnings before income taxes	$129,915	118,773	225,180	157,773

Depreciation and amortization:
Marine equipment operations
United States	$6,579	5,562	12,668	10,587
International	21,826	20,893	43,376	42,046
General corporate depreciation	158	159	316	318

	$28,563	26,614	56,360	52,951

Additions to properties and equipment:
Marine equipment operations
United States	$17,437	5,782	32,805	16,641
International	69,456	30,148	89,151	63,113
General corporate	1,234	1	6,279	51

	$88,127	35,931	128,235	79,805

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Corporation”) as of September 30, 2006, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended September 30, 2006 and 2005, and of cash flows for the six-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 25, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

New Orleans, Louisiana

October 24, 2006

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

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Drydocking costs are only incurred if economically justified, taking into consideration the vessel’s age, physical condition and future marketability. The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the quarters and six-month periods ended September 30, 2006 and 2005 and for the quarter ended June 30, 2006. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to third-

party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2006	2005	2006	2005	2006
Revenues:
Vessel revenues:
United States	$62,272	40,718	124,080	76,000	61,808
International	209,042	157,512	405,919	307,622	196,877

	271,314	198,230	529,999	383,622	258,685
Other marine revenues	2,665	6,121	13,800	12,896	11,135

	$273,979	204,351	543,799	396,518	269,820

Operating costs:
Vessel operating costs:
Crew costs	$66,248	61,926	129,657	120,883	63,409
Repair and maintenance	25,313	16,793	50,302	36,589	24,989
Insurance and loss reserves	4,407	2,628	8,955	8,152	4,548
Fuel, lube and supplies	10,776	10,932	22,141	20,365	11,365
Vessel operating leases	364	—	618	—	254
Other	15,460	13,726	30,657	26,226	15,197

	122,568	106,005	242,330	212,215	119,762
Costs of other marine revenues	1,948	4,934	11,862	9,524	9,914

	$124,516	110,939	254,192	221,739	129,676

The following table subdivides vessel operating costs presented above by the company’s United States and International segments for the quarters and six-month periods ended September 30, 2006 and 2005 and for the quarter ended June 30, 2006.
	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2006	2005	2006	2005	2006
Operating costs:
United States vessel operating costs:
Crew costs	$16,359	13,955	32,154	26,750	15,795
Repair and maintenance	5,370	2,883	10,419	6,735	5,049
Insurance and loss reserves	2,361	1,122	5,090	3,526	2,729
Fuel, lube and supplies	975	1,103	2,706	2,450	1,731
Vessel operating leases	262	—	516	—	254
Other	1,615	1,162	3,380	2,124	1,765

	26,942	20,225	54,265	41,585	27,323
International vessel operating costs:
Crew costs	$49,889	47,971	97,503	94,133	47,614
Repair and maintenance	19,943	13,910	39,883	29,854	19,940
Insurance and loss reserves	2,046	1,506	3,865	4,626	1,819
Fuel, lube and supplies	9,801	9,829	19,435	17,915	9,634
Vessel operating leases	102	—	102	—	—
Other	13,845	12,564	27,277	24,102	13,432

	95,626	85,780	188,065	170,630	92,439

Total operating costs	$122,568	106,005	242,330	212,215	119,762

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

As a result of the uncertainty of an individual customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $4.8 million of billings as of September 30, 2006 ($6.1 million of billings as of March 31, 2006), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s net earnings in the first half of fiscal 2007 grew approximately 58% over net earnings achieved during the first half of fiscal 2006. The company’s domestic revenues increased approximately 63%, or $48.1 million, during the six-months ended September 30, 2006 as compared to the same period in fiscal 2006 while the company’s international revenues increased $98.3 million, or approximately 32% during the same comparative period. A significant portion of the company’s operations are conducted internationally. For the six-months ended September 30, 2006, revenues generated from international operations as a percentage of the company’s total revenues were 75%.

Higher average day rates and utilization are at the root of the company’s domestic results of operations for the first half of fiscal 2007. Average day rates for the total domestic-based fleet increased approximately 65% during the first half of fiscal 2007 as compared to the first half of fiscal 2006 while utilization for the entire domestic-based fleet increased approximately 11% during the same comparative periods. The strong financial performance during the first half of fiscal 2007 is a result of several significant improvements in the market for offshore support vessels. In the first half of calendar year 2005, the market for offshore support vessels tightened as drilling operators discovered that offshore vessels that were in service were in short supply due to high demand associated with the continuation of repair work to the offshore energy infrastructure that was damaged by Hurricane Ivan in calendar year 2004. Hurricanes Katrina and Rita, which caused extensive damage to the energy industry infrastructure in the oil producing areas of the U.S. Gulf Coast in late August and September 2005, respectively, further tightened the offshore vessel market as exploration and production (E&P) companies scrambled to find available vessels for the necessary repair work resulting from the damage caused by the two storms. Demand for the company’s vessels was strong before the two storms and business has been brisk since the storms propelling charter rates past levels achieved in the 1997 and 2001 industry upturns. Analysts are currently reporting that the shallow water offshore vessel market is beginning to show signs of a slowdown as the needed infrastructure repair work slows and numerous drilling rigs are scheduled to relocate to international areas.

Upon completion of the needed repair work in the U.S. Gulf of Mexico, the number of available drilling rigs in the U.S. market should be the primary driver of the company’s future profitability in the domestic market and, at present time, the offshore rig count in the Gulf of Mexico remains relatively depressed as compared to past up cycles. In addition, the strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue in the upcoming quarters. Over the longer term, the company’s domestic-based fleet should be influenced more by the active offshore rig count than by any other single outside influence. Industry reports indicate that over the next 4 years the moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 105 rigs to supplement the current approximately 680 movable rigs worldwide.

As reported by certain sell-side analysts in their mid-year E&P capital spending reports, worldwide E&P expenditures are exceeding original estimates. These analysts reported that calendar year 2006 worldwide E&P capital expenditures are forecast to grow approximately 21% over calendar year 2005 spending as compared to spending estimate increases reported in December 2005 of approximately 15%. These analysts also reported that many of the corporations surveyed for the report indicated higher E&P spending in calendar year 2007. Commodity prices for crude oil and natural gas are critical factors in E&P companies’ development of capital spending budgets. At present time, commodity prices for natural gas have decreased below the $5.00 per Mcf level on the news that inventory levels for the resource have exceeded five-year inventory averages and that the inventory levels are nearing maximum storage capacity. Domestic results of operations are primarily driven by natural gas exploration and production and, given the current price and inventory levels of natural gas, it is possible the recent level of drilling activity will decline.

Even with hurricane repair work perhaps being on the decline and with future natural gas pricing being in question, the Western Gulf of Mexico Lease Sale, held in mid August 2006, attracted record bidding. The number of bids submitted was the highest in nine years which may indicate that interest in the Gulf of Mexico is not declining. However, the strongest demand/bids were for deepwater tracts. The average high bid for deepwater tracts increased approximately 50% as compared to last year’s lease sale. The number of bids submitted for shallow water tracts were essentially equal to last year’s lease sale while the average high bid for the shallow water tracts decreased approximately 58% as compared to last year. While these factors lead to questions about the immediate future activity level of the domestic market, the company’s assets are highly mobile and should the domestic Gulf of Mexico market soften, the company has the ability to redeploy its domestic-based vessels to international markets where the vessels may benefit from strong average day rates and earnings are taxed at statutory income tax rates that are typically lower than in the United States.

Higher average day rates and utilization are also at the root of the strength of the company’s international-based results of operations for the first half of fiscal 2007. Average day rates for the total international-based fleet increased approximately 17% during the first half of fiscal 2007 as compared to the first half of fiscal 2006 while utilization for the entire international-based fleet increased approximately 12% during the same comparative periods. The company’s international results of operations have been primarily dependent on the supply and demand relationship for crude oil and, at present, crude oil prices have retrenched to the $58-$63 range after reaching an all time closing high of $77 in mid-July 2006. Although U.S. inventories have risen in recent weeks, due mostly to rising imports, excess capacity in the global market is still near its 30 year low as reported by analysts. In addition, the Organization of Petroleum Exporting Countries (OPEC) recently announced that it will cut production by one million barrels per day in November which bodes well for strong crude oil commodity pricing. Analysts forecast that global demand for crude oil will likely remain strong throughout the remainder of calendar year 2006 and into calendar 2007 and expect future crude oil commodity prices to remain at attractive levels due to OPEC’s desire to defend a specific floor price for crude oil, high worldwide consumer demand for oil, low excess OPEC production capacity and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC. Management anticipates international vessel demand will remain strong along with these market conditions.

Marine operating profit and other components of earnings before income taxes for the quarters and six-month periods ended September 30, 2006 and 2005 and for the quarter ended June 30, 2006 consist of the following:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2006	2005	2006	2005	2006
Vessel activity:
United States	$26,361	12,996	52,285	19,849	25,924
International	76,798	38,357	144,914	71,136	68,116

	103,159	51,353	197,199	90,985	94,040
Gain on sales of assets	28,439	68,553	31,152	70,187	2,713
Other marine services	612	1,057	1,712	3,121	1,100

Operating profit	132,210	120,963	230,063	164,293	97,853

Equity in net earnings of unconsolidated companies	3,376	2,715	5,825	4,882	2,449
Interest and other debt costs	(2,345)	(1,911)	(4,925)	(4,273)	(2,580)
Corporate general and administrative	(6,248)	(4,029)	(12,543)	(8,563)	(6,295)
Other income	2,922	1,035	6,760	1,434	3,838

Earnings before income taxes	$129,915	118,773	225,180	157,773	95,265

United States-based Operations

U.S.-based vessel revenues for the quarter and six-month period ended September 30, 2006 increased approximately 53% and 63%, or $21.6 million and $48.1 million, respectively, as compared to the same periods in fiscal year 2006 due to higher utilization and average day rates. Active towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, generated approximately 71% and 62% of the revenue growth for the quarter and six-months ended September 30, 2006, respectively, as compared to the same periods in fiscal year 2006. The company’s deepwater class of vessels contributed approximately 28% and 25% of revenue growth during the same comparative periods, respectively, while the crew/utility class contributed 2% and 5% of the revenue growth during the same comparative periods, respectively.

Average day rates on the domestic-based towing supply/supply vessels increased approximately 60% and 61% for the quarter and six-month period ended September 30, 2006, respectively, as compared to the same periods in fiscal year 2006, while utilization rates on this same class of vessel increased approximately 6% and 4% during the same comparative periods, respectively. Average day rates on the company’s domestic-based deepwater class of vessels increased approximately 34% and 38% for the quarter and six-month period ended September 30, 2006, respectively, as compared to the same periods in fiscal year 2006. Utilization rates on the deepwater class of vessels increased 2% for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 and dipped 2% for the six-months ended September 30, 2006 as compared to the six-months ended September 30, 2005. Utilization rates on the company’s domestic-based crew/utility class of vessels increased approximately 1% and 10% for the quarter and six-month period ended September 30, 2006, respectively, as compared to the same periods in fiscal year 2006. Average day rates for the crew/utility class of vessels increased approximately 52% and 59% from the same comparative periods, respectively. Utilization on the company’s offshore tug class of vessels increase approximately 58% and 54% for the quarter and six-month period ended September 30, 2006, respectively, as compared to the same periods in fiscal 2006 while average day rates on the offshore tug class of vessels increased 60% and 63% for the quarter and six-month period ended September 30, 2006, respectively, as compared to the same periods in fiscal 2006.

U.S.-based operating profit for the quarter and six-month period ended September 30, 2006 increased approximately 103% and 163%, or $13.4 million and $32.4 million, respectively, as compared to the same periods in fiscal year 2006 primarily due to higher revenues which were partially offset by higher vessel operating costs (primarily crew costs and repair and maintenance costs).

Current quarter U.S.-based vessel revenues and operating costs were comparable to the previous quarter.

International-based Operations

International-based vessel revenues increased approximately 33% and 32%, or $51.5 million and $98.3 million, for the quarter and six-month period ended September 30, 2006, respectively, as compared to the same periods in fiscal year 2006 due to an increase in utilization on all international-based vessel classes and due to higher average day rates on the international-based deepwater, towing supply/supply, crew/utility and offshore tugs class of vessels. The company’s international deepwater class, towing supply/supply class and crew/utility class of vessels generated approximately 29%, 49% and 13%, respectively, of the revenue growth during the quarter ended September 30, 2006 and generated approximately 23%, 55% and 12%, respectively, of the revenue growth for the six-month period ended September 30, 2006 as compared to the same periods in fiscal year 2006.

International-based vessel operating profit increased 100% and 104%, or $38.4 million and $73.8 million, for the quarter and six-month period ended September 30, 2006, respectively, as compared to the same periods in fiscal year 2006 primarily due to higher revenues which were partially offset by increases in vessel operating costs (primarily crew cost and repair and maintenance costs).

Current quarter international-based vessel revenues increased approximately 6%, or $12.2 million, as compared to the previous quarter due to an increase in average day rates and utilization. International-based vessel operating profit for the current quarter increased 13%, or $8.7 million, as compared to the previous quarter primarily due to higher revenues.

Other Items

In August 2006, the company sold 11 of its offshore tugs for a total cash price of $34.8 million. The culmination of this transaction resulted in an approximate $28.2 million pre-tax financial gain, or approximately $17.2 million after tax, or $0.31 per diluted common share after tax. The company also agreed to sell an additional three tugs, with a total sales price of $10.0 million, over the next three months as current charter contracts to which the three tugs are subject expire.

Gain on sales of assets for the first half of fiscal 2006 included the July 2005 sale of six KMAR 404 class of Anchor Handling Towing Supply vessels for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated on active vessels only and, as such do not include vessels withdrawn from active service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and six month periods ended September 30, 2006 and 2005 and the quarter ended June 30, 2006:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2006	2005	2006	2005	2006
UTILIZATION:
Domestic-based fleet:
Deepwater vessels	99.4%	97.9	96.6	98.9	93.8
Towing-supply/supply	64.0	60.6	64.1	61.5	64.2
Crew/utility	87.4	86.6	91.8	83.7	96.4
Offshore tugs	41.8	26.4	40.5	26.3	39.8
Total	69.5%	61.9	68.7	61.7	68.0
International-based fleet:
Deepwater vessels	94.9%	82.7	92.1	84.2	89.3
Towing-supply/supply	77.7	72.1	77.5	71.8	77.4
Crew/utility	86.2	74.1	85.0	74.6	83.8
Offshore tugs	65.1	46.4	68.5	52.0	72.1
Other	52.0	35.7	48.9	35.1	45.8
Total	78.9%	69.6	78.7	70.3	78.4
Worldwide fleet:
Deepwater vessels	95.8%	85.2	93.0	86.3	90.2
Towing-supply/supply	75.1	69.9	74.9	69.8	74.8
Crew/utility	86.4	76.9	86.1	76.7	85.8
Offshore tugs	61.7	40.3	62.8	44.3	63.9
Other	52.0	35.7	48.9	35.1	45.8
Total	77.2%	68.0	76.8	68.5	76.4

AVERAGE VESSEL DAY RATES:
Domestic-based fleet:
Deepwater vessels	$23,442	17,456	22,444	16,311	21,380
Towing-supply/supply	12,102	7,569	11,875	7,369	11,645
Crew/utility	6,456	4,238	6,457	4,052	6,457
Offshore tugs	17,793	11,110	16,596	10,185	15,920
Total	$12,606	7,814	12,290	7,468	11,987
International-based fleet:
Deepwater vessels	$19,593	15,592	18,929	14,657	18,216
Towing-supply/supply	8,311	7,121	8,194	6,928	8,076
Crew/utility	3,895	3,306	3,822	3,299	3,748
Offshore tugs	6,328	5,847	6,139	5,352	5,964
Other	3,526	3,536	3,569	3,228	3,615
Total	$8,222	7,046	8,028	6,846	7,833
Worldwide fleet:
Deepwater vessels	$20,369	15,933	19,639	14,935	18,856
Towing-supply/supply	8,944	7,194	8,808	7,001	8,671
Crew/utility	4,319	3,547	4,275	3,488	4,229
Offshore tugs	7,469	6,914	7,504	6,218	7,534
Other	3,526	3,536	3,569	3,228	3,615
Total	$8,935	7,191	8,738	6,961	8,540

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30, 2006 and 2005 and for the quarter ended June 30, 2006:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2006	2005	2006	2005	2006
Domestic-based fleet:
Deepwater vessels	7	6	7	5	7
Towing-supply/supply	50	48	50	48	50
Crew/utility	14	20	14	20	13
Offshore tugs	6	18	9	17	13

Total	77	92	80	90	83

International-based fleet:
Deepwater vessels	29	29	29	31	29
Towing-supply/supply	205	205	206	204	207
Crew/utility	70	67	70	66	71
Offshore tugs	39	40	39	41	38
Other	7	8	7	8	7

Total	350	349	351	350	352

Owned or chartered vessels included in marine revenues	427	441	431	440	435
Vessels withdrawn from service	48	85	55	88	62
Joint-venture and other	20	31	21	31	21

Total	495	557	507	559	518

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 51, 81 and 59 stacked vessels at September 30, 2006 and 2005 and at June 30, 2006, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2006 and March 31, 2006:

	September 30, 2006		March 31, 2006
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	374	$1,249,323	368	$1,214,195
Stacked vessels	51	16,132	67	20,170
Vessels withdrawn from service	47	6,177	66	10,163
Marine equipment under construction		133,498		112,261
Other property and equipment		15,940		16,938

Totals	472	$1,421,070	501	$1,373,727

During the first half of fiscal 2007, the company took delivery of four anchor handling towing supply vessels and three crewboats and sold to third party operators or to scrap dealers eight anchor handling towing supply vessels, 14 platform supply vessels, two crewboats, 12 offshore tugs and one other type vessel.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and six-month periods ended September 30, 2006 and 2005 and for the quarter ended June 30, 2006 were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2006	2005	2006	2005	2006
Personnel	$14,100	12,008	29,313	23,303	15,213
Office and property	3,582	2,974	6,943	6,032	3,361
Sales and marketing	1,790	1,240	3,159	2,321	1,369
Professional services	2,086	2,117	4,408	4,482	2,322
Other	2,417	1,094	3,844	2,554	1,427

	$23,975	19,433	47,667	38,692	23,692

General and administrative expenses for the quarter and six-month period ended September 30, 2006 increased as compared to the same periods in fiscal 2006 due to an increase in the amortization of restricted stock granted in March 2006, stock option expensing which became effective April 1, 2006 with the adoption of SFAS No. 123R and an improved business environment. General and administrative expenses for the quarter ended September 30, 2006 were comparable to the first quarter of fiscal 2007.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At September 30, 2006, the entire amount of the company’s $300 million revolving line of credit was available for future financing needs. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, unless extended by the Board of Directors. For the three-month period ended September 30, 2006, the company used $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At September 30, 2006, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to the July 2006 authorized stock repurchase program.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of the repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. For the quarter ended September 30, 2005, the company used $8.7 million for the repurchase and cancellation of 220,000 common shares, at an average price paid per share of $39.51, under the July 2005 authorized repurchase program.

Operating Activities

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the six-months ended September 30, 2006, net cash from operating activities was $218.3 million compared to $100.1 million as of September 30, 2005. Significant components of cash provided by operating activities for the six-months ended September 30, 2006 include net earnings of $175.6 million, adjusted for non-cash expenses of $87.3 million and an increase in working capital of $13.4 million. Significant components of cash provided by operating activities for the six-months ended September 30, 2005, include net earnings of $111.1 million, adjusted for non-cash expenses of $97.8 million and an increase in working capital of $38.6 million.

Investing Activities

Investing activities for the six months ended September 30, 2006 used $63.0 million, which is attributed to the $128.2 million additions to properties and equipment offset by approximately $55.5 million of sales of assets and the collection of $9.5 million relating to the payoff of an outstanding financing arrangement the company had with Sonatide Marine Ltd., a 49% owned joint-venture. Additions to properties and equipment were comprised of approximately $22.4 million in capitalized major repair costs, $92.4 million for the construction of offshore marine vessels, $6.2 million for vessel enhancements, $6.0 million for the construction of an aircraft and $1.2 million of other properties and equipment purchases.

Investing activities for the six months ended September 30, 2005 provided $111.7 million of cash, which is primarily attributed to the $191.5 million of proceeds from the sale of assets, partially offset by $79.8 million of additions to property and equipment. Additions to properties and equipment were comprised of approximately $12.3 million in capitalized major repair costs, $66.3 million for the construction of offshore marine vessels and $1.2 million of other properties and equipment purchases.

Financing Activities

Financing activities for the six months ended September 30, 2006 used $144.4 million of cash, which is primarily the result of $131.7 million used to repurchased common stock, $17.2 million used for quarterly payment of common stock dividends of $0.15 per common share, and $5.0 million used to repay debt. These uses of cash were partially offset by $5.0 million provided by debt borrowings and $4.5 million of proceeds from the issuance of common stock.

Financing activities for the six months ended September 30, 2005 used $101.4 million of cash, which is primarily the result of $110.0 million used to repay debt, $17.3 million used for quarterly payment of common stock dividends of $0.15 per common share, and $8.7 million used to repurchase common stock. These uses of cash were partially offset by $30.0 million provided by debt borrowings and $4.9 million of proceeds from the issuance of common stock.

Vessel Construction and Acquisition Expenditures

The company is constructing 15 anchor handling towing supply vessels varying in size from 5,000 brake horsepower (BHP) to 10,000 BHP for a total commitment cost of approximately $235.1 million. Four different international shipyards are constructing the vessels. Scheduled delivery for the 15 vessels will begin in November 2006, with the last vessel scheduled for delivery in September 2008. As of September 30, 2006, $65.6 million has been expended on the vessels.

The company is also committed to the construction of two 220-foot and three 250-foot supply vessels for approximately $79.3 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the two 220-foot vessels while a different U.S. shipyard is constructing the three 250-foot vessels. Scheduled delivery of the two 220-foot vessels is expected in August 2007 and February 2008 while the three 250-foot vessels are expected to be delivered in March, June and September of 2007. As of September 30, 2006, $24.5 million has been expended on these five vessels.

The company is also committed to the construction of two 175-foot, state-of-the-art, fast, crew/supply boats, and two tugboats for an aggregate cost of approximately $26.2 million. A U.S. shipyard is constructing the 175-foot crewboats, while two international shipyards are each constructing one tugboat. Scheduled delivery for the two 175-foot crewboats is expected in October 2007. The tugboats are expected to be delivered in February and April of 2007. As of September 30, 2006, $7.3 million has been expended on these four vessels.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of September 30, 2006:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 9/30/06	Number of Vessels	Total Cost Commitment	Expended Through 9/30/06
		(In thousands)			(In thousands)
Deepwater vessels:
Platform supply vessels	3	$52,076	$21,288	—	—	—
Replacement Fleet:
Anchor handling towing supply	—	—	—	15	$235,092	$65,628
Platform supply vessels	2	$27,174	$3,181	—	—	—
Crewboats and offshore tugs:
Crewboats – 175-foot	2	$15,120	$2,140	—	—	—
Offshore tugs	—	—	—	2	$11,073	$5,161

Totals	7	$94,370	$26,609	17	$246,165	$70,789

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $340.5 million of capital commitments for vessels currently under construction the company has expended $97.4 million as of September 30, 2006.

The company has also contracted for the construction of a new corporate aircraft for a total approximate cost of $28.7 million. As of September 30, 2006, $9.8 million has been spent. The airplane is expected to be available for use in May of 2007.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2006, was approximately $2.3 million and $4.9 million, respectively. Interest costs capitalized for the quarter and six-month period ended September 30, 2006 was approximately $1.2 million and $2.1 million, respectively.

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

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 through 2004, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax due of $18.6 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion . The company has filed a formal protest with the IRS seeking a reconsideration of their position taken for fiscal years 2001 and 2002 and intends to do the same for fiscal years 2003 and 2004. The company has also received a final assessment of additional income tax due of $1.8 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is also due to the IRS disallowance of essentially all deductions related to FSC activity during that period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. Should the company’s position in the above mentioned tax returns prove unsuccessful, the company estimates that additional income tax expense of approximately $10.2 million would be required. The company also has ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

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

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the six months ended September 30, 2006.

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

Off-Balance Sheet Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels, that are under construction, to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $75.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market.

In late March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during the second quarter of fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. The company is accounting for the two transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments. For the quarter and six-month period ended September 30, 2006, the company expensed approximately $0.4 million and $0.6 million, respectively, on these bareboat charter arrangements

The company has three additional vessels to sell and simultaneously bareboat charter from BOAL&C under the agreement. The vessels are currently under construction and will be sold upon the vessels’ delivery to the market. BOAL&C agreed to pay actual invoice cost of the respective vessels being acquired, or $51.5 million. The vessels currently under construction are expected to be delivered to the market beginning March 2007 with final delivery of the last vessel in September 2007.

Both charter hire operating lease terms expire in 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through 2017.

The company is exposed to possible interest rate fluctuation related to its commitment to the sale and simultaneous leaseback of three additional vessels it agreed to sell to Banc of America Leasing & Capital LLC.

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

Also, the commodity price of steel has increased dramatically due to increased worldwide demand for the metal. Although prices have moderated some in calendar year 2005, the price of steel remains high by historical standards. If the price of steel continues to rise, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately.

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

At September 30, 2006, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at September 30, 2006 is estimated to be $283.4 million.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of three of its vessels to BOAL&C. On March 24, 2006, the company entered into three interest rate swap transactions to effectively fix the amount of the lease payments on three vessels currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for each respective vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Any amounts received from the bank or paid to the bank will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At September 30, 2006, the three interest rate swaps had a combined fair value loss of approximately $0.6 million which is included in other liabilities in the consolidated balance sheet.

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

The company had no outstanding currency spot contracts at September 30, 2006 and 2005.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $16.6 million. At September 30, 2006 the company had six forward contracts outstanding totaling $11.7 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. At September 30, 2006, the combined fair value of the six forward contracts of approximately $0.7 million, of which $0.6 million was recorded as an increase to earnings during the first half of fiscal 2007 because the forward contracts did not qualify as hedge instruments. The remaining $0.1 million of fair value was recorded during the fourth quarter of fiscal 2006. All future changes in fair value of the forward contracts will be recorded in earnings.

The company had no derivative financial instruments outstanding at September 30, 2005 that qualified as a hedge instrument.

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

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end at the earlier of the date when all the authorized funds have been expended or June 30, 2007, unless extended by the Board of Directors. For the three-month period ended September 30, 2006, the company used $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At September 30, 2006, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to the July 2006 authorized stock repurchase program.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of the repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. For the quarter ended September 30, 2005, the company used $8.7 million for the repurchase and cancellation of 220,000 common shares, at an average price paid per share of $39.51, under the July 2005 authorized repurchase program.

The following table summarizes the stock repurchase activity for the three months ending September 30, 2006 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2006 - July 31, 2006	40,000	$44.55	40,000	$156,118,148
August 1, 2006 – August 31, 2006	502,800	48.32	502,800	131,823,190
September 1, 2006 - September 30, 2006	324,300	44.12	324,300	117,516,186

Total	867,100	$46.57	867,100

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Shareholders of the company was held on July 20, 2006. A total of 54,836,989 of the company’s shares were present or represented by proxy at the meeting. This represented more than 91% of the eligible voting shares. At the meeting, the company’s shareholders took the following actions:

1.	Elected the following three directors for terms to expire at the 2009 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

Name	For	Withheld
Arthur R. Carlson	53,512,759	1,324,230
Jon C. Madonna	53,673,972	1,163,016
William C. O’Malley	49,178,427	5,658,562

The directors whose term of office as a director continued after the meeting are:

Arthur R. Carlson
Richard T. du Moulin
J. Wayne Leonard
Jon C. Madonna
Paul W. Murrill
William C. O’Malley
Richard A. Pattarozzi
Dean E. Taylor
Jack E. Thompson

2.	The selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending March 31, 2007 was ratified with 54,606,014 votes cast for, 145,658 votes against, and 85,317 abstentions, and 0 non-votes.

3.	A proposal to declassify the board was approved with 53,363,527 votes cast for, 1,286,921 votes cast against, 186,540 abstentions, and 0 non-votes.

4.	A proposal to approve the 2006 Stock Incentive Plan was approved with 40,912,875 votes cast for, 3,893,412 votes against, 266,163 abstentions, and 9,764,538 non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 34 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated July 7, 2006, reported the company issued a press release announcing that Jeffrey M. Platt has been promoted to the position of Executive Vice President, effective July 1, 2006. The Form 8-K also reported that the company learned that both Institutional Shareholder Services (“ISS”) and Glass Lewis & Co. recommended that stockholders withhold votes from director nominees William C. O’Malley and Jon C. Madonna.

C.	The company’s report on Form 8-K dated July 20, 2006 reported that the company issued a press release announcing that (1) the company’s Board of Directors declared a quarterly dividend of $.15 per share on Tidewater’s approximately 56.3 million shares of common stock outstanding which excludes shares held by the Company’s grantor stock ownership trust and (2) the company’s Board of Directors authorized a new program for the company to spend up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2007, unless extended by the Board of Directors.

D.	The company’s report on Form 8-K dated July 20, 2006 reported that Dean E. Taylor, Chairman of the Board, President and Chief Executive Officer of Tidewater Inc., delivered a presentation at the 2006 Annual Meeting of Stockholders in New Orleans, Louisiana. The company furnished a slide presentation and transcript to the presentation.

E.	The company’s report on Form 8-K dated July 24, 2006 reported the company issued a press release announcing the election of Nicholas J. Sutton to its Board of Directors for a term expiring in July 2007.

F.	The company’s report on Form 8-K dated July 27, 2006 reported that the company issued an earnings release announcing its financial results for the quarter ended June 30, 2006.

G.	The company’s report on Form 8-K dated July 27, 2006 reported that the company provided a transcript from the company’s July 27, 2006 analyst conference call discussing its financial results for the quarter ended June 30, 2006.

H.	The company’s report on Form 8-K dated August 11, 2006 reported that the company issued a press release announcing the company entered into a definitive agreement to sell 14 of its offshore tugs for a cash sales price of $44.8 million which will result in an estimated pre-tax financial gain of approximately $34 million, or $22 million after tax.

I.	The company’s report on Form 8-K dated August 17, 2006 reported that the company issued a press release announcing the company completed the sale of 10 out of 14 offshore tugs for a total cash price of $31.5 million. The balance of the four tugs, with a total sales price of $13.3 million, should close over the next four months as current charter contracts to which the four tugs are subject to expire.

J.	The company’s report on Form 8-K dated August 31, 2006 reported that the company issued a press release announcing that Dean Taylor, Chairman, President and Chief Executive Officer and J. Keith Lousteau, Chief Financial Officer, Executive Vice President and Treasurer, will present at the Lehman Brothers CEO Energy Conference in New York on Tuesday, September 5, 2006.

K.	The company’s report on Form 8-K dated September 5, 2006 reported that the company furnished a slide presentation to investors at the Lehman Brothers 2006 CEO Energy/Power Conference in New York, NY and a transcript to the presentation at the Lehman Brothers 2006 CEO Energy/Power Conference held in New York, NY.

L.	The company’s report on Form 8-K dated September 21, 2006 reported that the company issued a press release announcing the election of M. Jay Allison to its Board of Directors for a term expiring in July 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: October 25, 2006	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: October 25, 2006	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: October 25, 2006	/s/ Joseph M. Bennett
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