Form 10-Q
period 2006-12-31
TIDEWATER INC
filed 2007-01-24
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 55,721,731 shares of Tidewater Inc. common stock, $.10 par value per share, outstanding on January 5, 2007. Excluded from the calculation of shares outstanding at January 5, 2007 are 1,746,397 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31, 2006	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$340,813	246,109
Trade and other receivables, net	268,958	237,428
Marine operating supplies	43,574	41,181
Other current assets	5,307	4,325

Total current assets	658,652	529,043

Investments in, at equity, and advances to unconsolidated companies	27,985	34,308
Properties and equipment:
Vessels and related equipment	2,533,082	2,457,947
Other properties and equipment	50,983	50,205

	2,584,065	2,508,152
Less accumulated depreciation and amortization	1,153,326	1,134,425

Net properties and equipment	1,430,739	1,373,727

Goodwill	328,754	328,754
Other assets	86,920	98,708

Total assets	$2,533,050	2,364,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	109,729	97,265
Accrued property and liability losses	6,841	7,223
Other current liabilities	20,336	11,266

Total current liabilities	136,906	115,754

Long-term debt	300,000	300,000
Deferred income taxes	179,863	175,267
Accrued property and liability losses	19,429	21,732
Other liabilities and deferred credits	104,425	92,666
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 57,468,128 shares at December and 60,310,164 shares at March	5,747	6,031
Other stockholders’ equity	1,786,680	1,653,090

Total stockholders’ equity	1,792,427	1,659,121

Total liabilities and stockholders’ equity	$2,533,050	2,364,540

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Revenues:
Vessel revenues	$280,491	228,086	810,490	611,708
Other marine revenues	7,422	6,473	21,222	19,369

	287,913	234,559	831,712	631,077

Costs and expenses:
Vessel operating costs	123,997	103,414	366,327	315,629
Costs of other marine revenues	6,544	5,226	18,406	14,750
Depreciation and amortization	29,912	26,892	86,272	79,843
General and administrative	24,924	22,855	72,591	61,547
Impairment on long-lived assets	—	3,050	—	3,050
Gain on sales of assets	(8,803)	(5,275)	(39,955)	(75,462)

	176,574	156,162	503,641	399,357

	111,339	78,397	328,071	231,720
Other income (expenses):
Foreign exchange gain (loss)	(468)	136	(1,202)	1,155
Equity in net earnings of unconsolidated companies	1,879	2,228	7,704	7,110
Minority interests	(41)	22	(269)	27
Interest and miscellaneous income	5,144	2,429	13,654	5,246
Interest and other debt costs	(2,464)	(2,357)	(7,389)	(6,630)

	4,050	2,458	12,498	6,908

Earnings before income taxes	115,389	80,855	340,569	238,628
Income taxes	21,980	20,833	71,520	67,554

Net earnings	$93,409	60,022	269,049	171,074

Basic earnings per common share	$1.69	1.05	4.80	2.99

Diluted earnings per common share	$1.67	1.04	4.75	2.96

Weighted average common shares outstanding	55,211,834	57,231,972	56,034,160	57,217,573
Incremental common shares from stock options	604,569	696,163	613,952	530,842

Adjusted weighted average common shares	55,816,403	57,928,135	56,648,112	57,748,415

Cash dividends declared per common share	$0.15	0.15	0.45	0.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2006	2005
Operating activities:
Net earnings	$269,049	171,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	86,272	79,843
Provision for deferred income taxes	6,329	41,120
Impairment of long-lived assets	—	3,050
Gain on sales of assets	(39,955)	(75,462)
Equity in earnings of unconsolidated companies, net of dividends	(3,807)	(3,166)
Minority interests, net of dividends	(15)	(111)
Compensation expense - stock-based	6,144	2,445
Tax benefit on stock compensation	3,134	847
Changes in assets and liabilities, net:
Trade and other receivables	(20,987)	(59,545)
Marine operating supplies	(2,393)	1,127
Other current assets	(988)	(600)
Accounts payable and accrued expenses	25,227	7,177
Accrued property and liability losses	(217)	(895)
Other, net	8,224	16,740

Net cash provided by operating activities	336,017	183,644

Cash flows from investing activities:
Proceeds from sales of assets	67,731	199,625
Additions to properties and equipment	(173,350)	(125,609)
Repayment of advances to unconsolidated companies	9,496	—
Other	635	—

Net cash (used in) provided by investing activities	(95,488)	74,016

Cash flows from financing activities:
Borrowings	5,000	30,000
Principal payments on debt	(5,000)	(110,000)
Proceeds from issuance of common stock	11,837	8,984
Common stock repurchases	(131,735)	(8,691)
Cash dividends	(25,529)	(25,907)
Other	(398)	(358)

Net cash used in financing activities	(145,825)	(105,972)

Net change in cash and cash equivalents	94,704	151,688
Cash and cash equivalents at beginning of period	246,109	15,376

Cash and cash equivalents at end of period	$340,813	167,064

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,127	8,188
Income taxes	$55,054	19,394

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

(2) Stockholders’ Equity

At December 31, 2006 and March 31, 2006, 1,746,397 and 2,167,021 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3) Common Stock Repurchase Program

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, whichever is earlier, unless extended by the Board of Directors.

The company did not repurchase any shares of its common stock during the quarter ended December 31, 2006. For the nine-month period ended December 31, 2006, the company used $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At December 31, 2006, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to its current stock repurchase program.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of the repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. The company did not repurchase any stock during the quarter ended December 31, 2005. For the nine-month period ended December 31, 2005, the company used $8.7 million for the repurchase and cancellation of 220,000 common shares, at an average price paid per share of $39.51, under the July 2005 authorized repurchase program.

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

Prior to adoption of SFAS 123R, the company measured compensation expense for its stock-based compensation plans using the intrinsic value recognition and measurement principles as prescribed by APB Opinion No. 25 and related interpretations. The company also used the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effects on net earnings and earnings per share for the quarter and nine months ended December 31, 2005 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

(In thousands, except share data)	Quarter Ended December 31, 2005	Nine Months Ended December 31, 2005
Net earnings as reported	$60,022	171,074
Add stock-based employee compensation expense included in reported net earnings, net of tax	586	1,710
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(1,001)	(3,258)

Pro forma net earnings	$59,607	169,426

Earnings per common share:
As reported	$1.05	2.99
Pro forma	$1.04	2.96
Diluted earnings per common share:
As reported	$1.04	2.96
Pro forma	$1.03	2.93

General

The company’s employee stock option and restricted stock plans are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The company believes its employee stock option plans are critical to its operations and productivity. The employee stock option plans allow the company to grant, on a discretionary basis, both incentive and non-qualified stock options as well as restricted stock.

Stock Option Plans

The company grants stock options to its directors and employees, including officers, under the 1997 and 2001 Stock Incentive Plans. Under the 2001 Stock Incentive Plan, the company can grant up to 5,000 options per director per year to non-employee directors on a non-discretionary basis. Generally, options granted vest annually over a three-year vesting period measured from the date of grant. Options not previously exercised expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

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

The company recorded $0.5 million and $2.5 million of stock-option compensation expense during the quarter and nine-month period ended December 31, 2006, respectively, as a result of the adoption of SFAS 123R, which had the effect of reducing basic and diluted earnings per share by $0.01 and $0.03, respectively. No stock-option compensation costs were capitalized as part of the cost of an asset during the quarter and nine-month period ended December 31, 2006. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

As of December 31, 2006, total unrecognized stock-option compensation costs amounted to $3.3 million or $2.6 million net of tax. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over a period of up to three years. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of their termination date. There were no modifications to the stock option awards during the quarter and nine-month period ended December 31, 2006.

The company did not grant stock options during the quarter and nine-month period ended December 31, 2006. The following table sets forth a summary of option activity under our stock option program for each of the quarters in the nine-month period ended December 31, 2006:

	Weighted-average Exercise Price	Number Of Options Outstanding
Balance at March 31, 2006	$38.57	3,662,875
Granted	—	—
Exercised	31.15	(134,583)
Expired or cancelled/forfeited	33.77	(7,000)

Balance at June 30, 2006	$38.87	3,521,292
Granted	—	—
Exercised	36.58	(45,500)
Expired or cancelled/forfeited	37.10	(8,168)

Balance at September 30, 2006	$38.87	3,467,624
Granted	—	—
Exercised	30.91	(219,204)
Expired or cancelled/forfeited	55.76	(1,333)

Balance at December 31, 2006	$39.43	3,247,087

The intrinsic value of options exercised during the quarter and nine-month period ended December 31, 2006 was $4.8 million and $8.4 million, respectively. There were 0 and 40,000 stock options that vested during the quarter and nine-month period ended December 31, 2006, respectively. The company does not have share-based liabilities.

Information regarding the 3,247,087 options outstanding at December 31, 2006 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At December 31, 2006	$22.75-$29.44	$32.25-$40.28	$42.19-$59.00
Options outstanding	934,007	926,830	1,386,250
Weighted average exercise price	$27.28	$36.50	$49.58
Weighted average remaining contractual life	5.6 years	5.0 years	4.3 years
Options exercisable	838,658	926,830	1,149,406
Weighted average exercise price of options exercisable	$27.20	$36.50	$48.30
Weighted average remaining contractual life of exercisable shares	5.5 years	5.0 years	3.3 years

The aggregate intrinsic value of the options outstanding at December 31, 2006 was $34.0 million. The aggregate intrinsic value of options exercisable at December 31, 2006 was $32.1 million.

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

The company granted 1,078 shares of restricted stock during the nine-month period ended December 31, 2006 (zero in the December 31, 2006 quarter). The following table sets forth a summary of restricted stock activity of the company for each of the quarters in the nine-month period ended December 31, 2006:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2006	$45.58	137,571	320,550
Granted	—	—	—
Vested	37.55	—	(39,863)
Cancelled/forfeited	40.84	(6,480)	(4,125)

Non-vested balance at June 30, 2006	$46.49	131,091	276,562
Granted	47.81	1,078	—
Vested	—	—	—
Cancelled/forfeited	39.39	(4,532)	(6,475)

Non-vested balance at September 30, 2006	$46.69	127,637	270,087
Granted	—	—	—
Vested	—	—	—
Cancelled/forfeited	55.76	(1,304)	—

Non-vested balance at December 31, 2006	$46.66	126,333	270,087

The compensation expense related to restricted stock totaled $1.3 million and $0.8 million for the three-month periods ended December 31, 2006 and 2005, respectively, and $3.7 million and $2.4 million for the nine-month periods ended December 31, 2006 and 2005, respectively. No restricted stock compensation costs were capitalized as part of the cost of an asset as of December 31, 2006. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods. As of December 31, 2006, total unrecognized restricted stock compensation costs amounted to $13.8 million. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during the quarter and nine-month period ended December 31, 2006.

The Employee Restricted Stock Plan is the only equity compensation plan that was not required to be and has not been approved by shareholders as the plan relates to only non-officers and non-directors of the company. The 1997 and 2001 Stock Incentive Plans have been approved by shareholders.

(5) Income Taxes

The effective tax rate applicable to pre-tax earnings for the quarter and nine-month period ended December 31, 2006 was 19% and 21%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and nine-month period ended December 31, 2005 was 25.8% and 28.3%, respectively. The reduction in the effective tax rate during the quarter and nine-month period ended December 31, 2006 versus the prior year’s comparable periods is a result of the company’s proportionally greater profitability from international operations, where statutory income tax rates are generally lower than those applicable to the U.S. operations.

(6) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation levels. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.3 million and $0.9 million to the defined benefit pension plan during the quarter and nine-month period ended December 31, 2006, respectively, and expects to contribute an additional $0.3 million to the plan during the remainder of the current fiscal year. The company contributed $6.0 million to the supplemental plan during the quarter ended December 31, 2006 and does not expect to make a contribution during the remainder of the current fiscal year. The company was not required to and did not make a contribution to the defined benefit pension plan or the supplemental plan during the quarter and nine-month period ended December 31, 2005.

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

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2006	2005	2006	2005
Pension Benefits:
Service cost	$232	190	696	570
Interest cost	918	883	2,754	2,648
Expected return on plan assets	(628)	(614)	(1,884)	(1,840)
Amortization of prior service cost	15	22	45	66
Recognized actuarial loss	331	237	993	711

Net periodic benefit cost	$868	718	2,604	2,155

Other Benefits:
Service cost	$323	503	969	1,509
Interest cost	413	591	1,239	1,773
Amortization of prior service cost	(550)	(4)	(1,650)	(12)
Recognized actuarial loss	387	127	1,161	381

Net periodic benefit cost	$573	1,217	1,719	3,651

(7) Sale of Vessels

On August 11, 2006, the company entered into a definitive agreement with Crosby Marine Transportation, LLC to sell 14 of its offshore tugs, 12 of which operated in the United States and two that operated internationally. The sale of 11 of the tugs closed in August 2006 for a total cash price of $34.8 million. The sale of the other three tugs closed during the quarter ended December 31, 2006, for a total sales price of $8.9 million. The culmination of the entire transaction resulted in an approximate $34.0 million pre-tax financial gain ($28.0 million was recorded in second quarter and $6.0 million during the third quarter of fiscal 2007), or approximately $20.8 million after tax ($17.1 million in the second quarter and $3.7 million during the third quarter of fiscal 2007), or $0.37 per diluted common share after tax ($0.30 in the second quarter and $0.07 during the third quarter of fiscal 2007).

In July 2005, the company sold six of its KMAR 404 class of Anchor Handling Towing Supply vessels for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share.

(8) Contingencies

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 through 2004, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax due of $18.6 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion. The company has filed a formal protest with the IRS seeking a reconsideration of their position taken for fiscal years 2001 and 2002 and intends to do the same for fiscal years 2003 and 2004. The company has also received a final assessment of additional income tax due of $1.8 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is also due to the IRS disallowance of essentially all deductions related to FSC activity during that period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. Should the company’s position in the above mentioned tax returns prove unsuccessful, the company estimates that additional income tax expense of approximately $10.2 million would be required. The financial statement exposure with respect to the same tax position for fiscal years 2005 and 2006 is an additional $2.9 million. The company also has ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of an estimated 234 million sterling, or approximately $433 million, total fund deficit as estimated by the MNOPF actuary that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that were either sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the nine months ended December 31, 2006.

It is possible that in the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations. The company is not able to assess the impact of any additional assessments that might be made.

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a recent filing of a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. The amount, if any, of all such claims for which the company ultimately may be held liable is not presently capable of being determined or estimated based on the current status of the claims and the information available to the company. The company is in the process of defending against these claims and, in management’s opinion, the ultimate outcome of these matters is not expected to have a material adverse effect on the company’s financial position or its results of operations.

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

Also in September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position.

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

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed above, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

(10) Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and nine-month periods ended December 31, 2006 and 2005. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2006	2005	2006	2005
Revenues:
Vessel revenues:
United States	$56,552	50,710	180,632	126,710
International	223,939	177,376	629,858	484,998

	280,491	228,086	810,490	611,708
Other marine revenues	7,422	6,473	21,222	19,369

	$287,913	234,559	831,712	631,077

Marine operating profit:
Vessel activity:
United States	$22,788	20,125	75,073	39,974
International	85,948	61,699	230,862	132,835

	108,736	81,824	305,935	172,809
Gain on sales of assets	8,803	5,275	39,955	75,462
Impairment of long-lived assets	—	(3,050)	—	(3,050)
Other marine services	749	1,330	2,461	4,451

Operating profit	$118,288	85,379	348,351	249,672

Equity in net earnings of unconsolidated companies	1,879	2,228	7,704	7,110
Interest and other debt costs	(2,464)	(2,357)	(7,389)	(6,630)
Corporate general and administrative	(6,560)	(5,995)	(19,103)	(14,558)
Other income	4,246	1,600	11,006	3,034

Earnings before income taxes	$115,389	80,855	340,569	238,628

Depreciation and amortization:
Marine equipment operations
United States	$6,644	5,564	19,312	16,150
International	23,099	21,173	66,475	63,220
General corporate depreciation	169	155	485	473

	$29,912	26,892	86,272	79,843

Additions to properties and equipment:
Marine equipment operations
United States	$17,722	16,309	50,527	32,950
International	19,767	25,711	108,918	88,824
General corporate	7,626	3,784	13,905	3,835

	$45,115	45,804	173,350	125,609

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Corporation”) as of December 31, 2006, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 2006 and 2005, and of cash flows for the nine-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

January 23, 2007

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

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Drydocking costs are only incurred if economically justified, taking into consideration the vessel’s age, physical condition and future expected marketability.

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet for the quarters and nine-month periods ended December 31, 2006 and 2005 and for the quarter ended

September 30, 2006. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2006	2005	2006	2005	2006
Revenues:
Vessel revenues:
United States	$56,552	50,710	180,632	126,710	62,272
International	223,939	177,376	629,858	484,998	209,042

	280,491	228,086	810,490	611,708	271,314
Other marine revenues	7,422	6,473	21,222	19,369	2,665

	$287,913	234,559	831,712	631,077	273,979

Operating costs:
Vessel operating costs:
Crew costs	$69,595	60,449	199,252	181,332	66,248
Repair and maintenance	22,784	16,810	73,086	53,399	25,313
Insurance and loss reserves	3,047	3,044	12,002	11,196	4,407
Fuel, lube and supplies	11,285	8,482	33,426	28,847	10,776
Vessel operating leases	522	—	1,140	—	364
Other	16,764	14,629	47,421	40,855	15,460

	123,997	103,414	366,327	315,629	122,568
Costs of other marine revenues	6,544	5,226	18,406	14,750	1,948

	$130,541	108,640	384,733	330,379	124,516

The following table subdivides vessel operating costs presented above by the company’s United States and International segments for the quarters and nine-month periods ended December 31, 2006 and 2005 and for the quarter ended September 30, 2006.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept. 30,
(In thousands)	2006	2005	2006	2005	2006
Operating costs:
United States vessel operating costs:
Crew costs	$16,997	15,277	49,151	42,027	16,359
Repair and maintenance	2,961	3,744	13,380	10,479	5,370
Insurance and loss reserves	2,010	1,421	7,100	4,946	2,361
Fuel, lube and supplies	837	1,061	3,543	3,511	975
Vessel operating leases	48	—	564	—	262
Other	1,601	1,129	4,981	3,253	1,615

	24,454	22,632	78,719	64,216	26,942
International vessel operating costs:
Crew costs	$52,598	45,172	150,101	139,305	49,889
Repair and maintenance	19,823	13,066	59,706	42,920	19,943
Insurance and loss reserves	1,037	1,623	4,902	6,250	2,046
Fuel, lube and supplies	10,448	7,421	29,883	25,336	9,801
Vessel operating leases	474	—	576	—	102
Other	15,163	13,500	42,440	37,602	13,845

	99,543	80,782	287,608	251,413	95,626

Total operating costs	$123,997	103,414	366,327	315,629	122,568

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $4.3 million of billings as of December 31, 2006 ($6.1 million of billings as of March 31, 2006), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s net earnings for the nine-months ended December 31, 2006 grew approximately 57% over net earnings achieved during the same period in fiscal 2006. The company’s United States (U.S.) revenues increased approximately 43%, or $53.9 million, during the nine-months ended December 31, 2006 as compared to the same period in fiscal 2006 while the company’s international revenues increased $144.9 million, or approximately 30% during the same comparative period. A significant portion of the company’s operations are conducted internationally. For the nine-months ended December 31, 2006, revenues generated from international operations as a percentage of the company’s total revenues were 76%.

Higher utilization and average day rates are the basis of the company’s improved U.S. results of operations for the first nine-months of fiscal 2007 versus the comparable period in fiscal 2006. Average day rates for the total U.S.-based fleet increased approximately 55% during the nine-months ended December 31, 2006 as compared to the same period in fiscal 2006, while utilization for the entire U.S.-based fleet increased approximately 10% during the same comparative periods. The company’s strong financial performance during the nine-months ended December 31, 2006 is a result of several significant improvements in the market for offshore support vessels. In the first half of calendar year 2005, the market for offshore support vessels improved as a result of the tightening of the supply of offshore support vessels due to high demand associated with the continuation of repair work to the offshore energy infrastructure that was damaged by Hurricane Ivan in calendar year 2004. Hurricanes Katrina and Rita, which caused extensive damage to the energy industry infrastructure in the oil producing areas of the U.S. Gulf Coast in late August and September 2005, respectively, further tightened the offshore vessel market as exploration and production (E&P) companies competed to find available vessels for the necessary repair work resulting from the damage caused by the two storms. Demand for the company’s vessels in the Gulf of Mexico prior to the two storms had already strengthened and business after the storms propelled charter rates past levels achieved in the 1997 and 2001 industry upturns. However, consistent with public reports, the company has begun to see signs of softening in the shallow water offshore vessel market as the needed infrastructure repair work slows and numerous drilling rigs have begun to relocate to international areas.

Upon completion of the needed repair work in the U.S. Gulf of Mexico, the number of available drilling rigs in the U.S. market should be the primary driver of the company’s future profitability in the U.S. market and, at present time, the offshore rig count in the Gulf of Mexico remains relatively depressed as compared to past up cycles. In addition, the strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue in the upcoming quarters. Over the longer term, the company’s U.S.-based fleet should be influenced more by the active offshore rig count than by any other single outside influence. Industry reports indicate that over the next three years the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 110 rigs to supplement the current approximately 682 movable rigs worldwide. Analysts have reported that the majority of the new jackups being delivered in calendar year 2007 will work in the international markets.

Commodity prices for crude oil and natural gas are critical factors in E&P companies’ decision to retain their drilling rigs in the U.S. Gulf of Mexico market or mobilize the rigs to profitable international markets. At present, the commodity price for natural gas is weak due to inventory levels for the resource that exceeded five-year inventory averages and that are near maximum storage capacity because of the warm winter weather in the Northern Hemisphere. The company’s U.S. results of operations are primarily driven by natural gas exploration and production and, given the current price and inventory levels of natural gas, it could be negatively impacted if drilling activity responds to short-term weather induced high inventory levels.

While these factors lead to questions about the immediate future activity level of the U.S. market, the company’s assets are highly mobile and should the U.S. Gulf of Mexico market soften, the company has the ability to redeploy its U.S.-based vessels to international markets where the vessels may benefit from strong average day rates and earnings are taxed at statutory income tax rates that are typically lower than in the United States. In reaction to rigs departing the Gulf of Mexico market recently, the company relocated eight vessels during the December 31, 2006 quarter to international areas where the vessels were contracted for term work and generally higher dayrates than what they were achieving in the Gulf of Mexico. The company will continue to assess the demand for vessels in the Gulf and consider relocating additional vessels to stronger international areas as necessary.

Higher average day rates and utilization are also the cause of the strength of the company’s international-based results of operations for the nine-months ended December 31, 2006. Average day rates for the total international-based fleet increased approximately 17% during the nine-months ended December 31, 2006 as compared to the same period of fiscal 2006 while utilization for the entire international-based fleet increased approximately 10% during the same comparative periods. The company’s international results of operations have been primarily dependent on the supply and demand relationship for crude oil. By the end of calendar year 2006, crude oil prices stabilized around the low $60’s after reaching an all time closing high of $77 in mid-July 2006 due to the Organization of Petroleum Exporting Countries (OPEC) commitment to maintain the $60 price floor by deciding in November 2006 to cut oil production by one million barrels per day. Subsequent to the close of calendar year 2006, the price for crude oil has slipped to the low-$50 range. Analysts forecast that global demand for crude oil will likely remain strong throughout calendar year 2007 and expect future crude oil commodity prices to remain at attractive levels due to OPEC’s intention to defend a specific floor price for crude oil, high worldwide consumer demand for oil, low excess OPEC production capacity and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC. Management anticipates international vessel demand will remain strong as long as crude oil prices remain at levels whereby E&P companies would continue to expend their anticipated E&P spending budgets.

Marine operating profit and other components of earnings before income taxes for the quarters and nine-month periods ended December 31, 2006 and 2005 and for the quarter ended September 30, 2006 consist of the following:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2006	2005	2006	2005	2006
Vessel activity:
United States	$22,788	20,125	75,073	39,974	26,361
International	85,948	61,699	230,862	132,835	76,798

	108,736	81,824	305,935	172,809	103,159
Gain on sales of assets	8,803	5,275	39,955	75,462	28,439
Impairment of long-lived assets	—	(3,050)	—	(3,050)	—
Other marine services	749	1,330	2,461	4,451	612

Operating profit	118,288	85,379	348,351	249,672	132,210

Equity in net earnings of unconsolidated companies	1,879	2,228	7,704	7,110	3,376
Interest and other debt costs	(2,464)	(2,357)	(7,389)	(6,630)	(2,345)
Corporate general and administrative	(6,560)	(5,995)	(19,103)	(14,558)	(6,248)
Other income	4,246	1,600	11,006	3,034	2,922

Earnings before income taxes	$115,389	80,855	340,569	238,628	129,915

United States-based Operations

U.S.-based vessel revenues for the quarter and nine-month period ended December 31, 2006 increased 12% and 43%, or $5.8 million and $53.9 million, respectively, as compared to the same periods in fiscal year 2006 due to higher average day rates and utilization. The company’s deepwater class of vessels contributed approximately 102% and 33% of revenue growth for the quarter and nine-months ended December 31, 2006, respectively, as compared to the same periods in fiscal year 2006. Active towing supply/supply vessels, the company’s most significant income producing vessel class in the U.S. market, generated approximately 108% and 67% of the revenue growth during the same comparative periods, respectively.

Revenues on the company’s crew/utility class of vessels decreased by 23% for the quarter ended December 31, 2006 and increased a modest 3%, for the nine-month period ended December 31, 2006, as compared to the same periods in fiscal 2006, due to fewer crew/utility vessels operating in the U.S. market resulting from vessel sales during the March 2006 quarter. The company’s offshore tug class of vessels also had a reduction in revenues during the quarter and nine-month period ended December 31, 2006 of approximately 90% and 8%, respectively, compared to the same period in fiscal year 2006 due to the recent sale of the company’s offshore tugs that operated in the U.S. market to Crosby Marine Transportation, LLC.

Average day rates on the U.S.-based towing supply/supply vessels increased approximately 34% and 50% for the quarter and nine-month period ended December 31, 2006, respectively, as compared to the same periods in fiscal year 2006, while utilization rates on this same class of vessel decreased approximately 4% for the quarter ended December 31, 2006 as compared to the same period in fiscal 2006 and increased a modest 2% for the nine-months ended December 31, 2006 as compared to the same period in fiscal 2006. Average day rates on the company’s U.S.-based deepwater class of vessels increased approximately 31% and 34% for the quarter and nine-month period ended December 31, 2006, respectively, as compared to the same periods in fiscal year 2006. Utilization rates on the deepwater class of vessels increased a modest 1% for the quarter ended December 31, 2006 as compared to the quarter ended December 31, 2005 and dipped 1% for the nine-months ended December 31, 2006 as compared to the nine-months ended December 31, 2005. Utilization rates on the company’s U.S.-based crew/utility class of vessels decreased approximately 1% for the quarter ended December 31, 2006 as compared to the same period in fiscal 2006 and increased a 6% for the nine-months ended December 31, 2006 as compared to the same period in fiscal 2006. Average day rates for the crew/utility class of vessels increased approximately 23% and 45% from the same comparative prior periods, respectively.

U.S.-based operating profit for the quarter and nine-month period ended December 31, 2006 increased approximately 13% and 88%, or $2.7 million and $35.1 million, respectively, as compared to the same periods in fiscal year 2006 primarily due to higher revenues which were partially offset by higher vessel operating costs and depreciation.

Current quarter U.S.-based vessel revenues decreased approximately 9%, or $5.7 million, as compared to the previous quarter due to the sale of the company’s U.S.-based offshore tugs and the transfer of vessels to international markets offset partially by improved revenues from newer vessels operating in the U.S. market during the current quarter. U.S.-based operating profit decreased approximately 14%, or $3.6 million, for the current quarter as compared to the previous quarter due primarily to lower revenues.

International-based Operations

International-based vessel revenues increased approximately 26% and 30%, or $46.6 million and $144.9 million, for the quarter and nine-month period ended December 31, 2006, respectively, as compared to the same periods in fiscal year 2006 due to an increase in utilization and average day rates. The company’s international deepwater class, towing supply/supply class and crew/utility class of vessels generated approximately 25%, 63% and 14% of the revenue growth during the quarter ended December 31, 2006, respectively, and generated approximately 23%, 58% and 13%, respectively, of the revenue growth for the nine-month period ended December 31, 2006, respectively, as compared to the same periods in fiscal year 2006.

International-based vessel operating profit increased 39% and 74%, or $24.2 million and $98.0 million, for the quarter and nine-month period ended December 31, 2006, respectively, as compared to the same periods in fiscal year 2006 primarily due to higher revenues which were partially offset by increases in vessel operating costs (primarily crew costs and repair and maintenance costs).

Current quarter international-based vessel revenues increased approximately 7%, or $14.9 million, as compared to the previous quarter due to an increase in utilization and average day rates on the vessels operating in the international market. International-based vessel operating profit for the current quarter increased 12%, or $9.2 million, as compared to the previous quarter due primarily to higher revenues which were offset slightly by higher vessel operating costs and depreciation.

Other Items

The company performed a thorough review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2006. The review resulted in no impairment charge. During the quarter ended December 31, 2005, the company performed a thorough review of all vessels in its fleet at that time for asset impairment. The review resulted in an impairment charge of $3.1 million on eight vessels in the company’s fleet. The eight vessels were written down to each vessel’s respective estimated fair value.

In August 2006, the company entered into a definitive agreement with Crosby Marine Transportation, LLC to sell 14 of its offshore tugs, 12 of which operated in the United States and two that operated internationally. The sale of 11 of the tugs closed in August 2006 for a total cash price of $34.8 million. The sale of the other three tugs closed during the quarter ended December 31, 2006, for a total sales price of $8.9 million. The culmination of the entire transaction resulted in an approximate $34.0 million pre-tax financial gain ($28.0 million was recorded in second quarter and $6.0 million during the third quarter of fiscal 2007), or approximately $20.8 million after tax ($17.1 million in the second quarter and $3.7 million during the third quarter of fiscal 2007), or $0.37 per diluted common share after tax ($0.30 in the second quarter and $0.07 during the third quarter of fiscal 2007).

Gain on sales of assets for the nine-months ended December 31, 2005 included the July 2005 sale of six KMAR 404 class of Anchor Handling Towing Supply vessels for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter and nine months ended December 31, 2006 and 2005 and the quarter ended September 30, 2006:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
	2006	2005	2006	2005	2006
UTILIZATION:
United States-based fleet:
Deepwater vessels	100.0%	99.3	97.8	99.0	99.4
Towing-supply/supply	59.6	62.2	62.7	61.7	64.0
Crew/utility	87.2	88.0	90.3	85.2	87.4
Offshore tugs	100.0	32.7	42.8	28.4	41.8
Total	69.4%	65.0	68.9	62.8	69.5
International-based fleet:
Deepwater vessels	95.4%	89.4	93.2	85.8	94.9
Towing-supply/supply	79.8	75.8	78.3	73.1	77.7
Crew/utility	89.3	79.9	86.5	76.4	86.2
Offshore tugs	63.3	63.0	66.8	55.7	65.1
Other	44.8	44.3	47.6	38.1	52.0
Total	80.6%	75.5	79.3	72.0	78.9
Worldwide fleet:
Deepwater vessels	96.3%	91.1	94.1	87.9	95.8
Towing-supply/supply	76.1	73.2	75.3	71.0	75.1
Crew/utility	89.0	81.7	87.1	78.4	86.4
Offshore tugs	64.0	54.2	63.2	47.5	61.7
Other	44.8	44.3	47.6	38.1	52.0
Total	78.8%	73.3	77.5	70.1	77.2

AVERAGE VESSEL DAY RATES:
United States-based fleet:
Deepwater vessels	$26,551	20,306	23,850	17,766	23,442
Towing-supply/supply	12,655	9,474	12,113	8,088	12,102
Crew/utility	6,264	5,080	6,398	4,411	6,456
Offshore tugs	6,511	10,146	15,675	10,177	17,793
Total	$13,130	9,318	12,541	8,113	12,606
International-based fleet:
Deepwater vessels	$20,206	17,014	19,366	15,428	19,593
Towing-supply/supply	8,682	7,318	8,363	7,064	8,311
Crew/utility	3,982	3,444	3,878	3,351	3,895
Offshore tugs	5,934	6,129	6,073	5,644	6,328
Other	4,134	3,064	3,734	3,167	3,526
Total	$8,453	7,284	8,174	7,000	8,222
Worldwide fleet:
Deepwater vessels	$21,487	17,640	20,271	15,837	20,369
Towing-supply/supply	9,249	7,667	8,958	7,233	8,944
Crew/utility	4,313	3,845	4,288	3,615	4,319
Offshore tugs	5,952	6,841	7,047	6,452	7,469
Other	4,134	3,064	3,734	3,167	3,526
Total	$9,107	7,655	8,862	7,204	8,935

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31, 2006 and 2005 and for the quarter ended September 30, 2006:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
	2006	2005	2006	2005	2006
United States-based fleet:
Deepwater vessels	7	6	7	6	7
Towing-supply/supply	47	49	49	48	50
Crew/utility	13	20	13	20	14
Offshore tugs	1	17	7	17	6

Total	68	92	76	91	77

International-based fleet:
Deepwater vessels	29	28	29	30	29
Towing-supply/supply	211	206	207	204	205
Crew/utility	72	68	71	67	70
Offshore tugs	39	40	39	40	39
Other	6	8	7	8	7

Total	357	350	353	349	350

Owned or chartered vessels included in marine revenues	425	442	429	440	427
Vessels withdrawn from service	43	81	51	86	48
Joint-venture and other	18	22	20	28	20

Total	486	545	500	554	495

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities for the specific vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. When advantageous new marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently at work fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 46, 80 and 51 stacked vessels at December 31, 2006 and 2005 and at September 30, 2006, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2006 and March 31, 2006:

	December 31, 2006		March 31, 2006
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	374	$1,249,088	368	$1,214,195
Stacked vessels	46	13,891	67	20,170
Vessels withdrawn from service	36	4,537	66	10,163
Marine equipment under construction		147,003		112,261
Other property and equipment		16,220		16,938

Totals	456	$1,430,739	501	$1,373,727

During the nine-month period ended December 31, 2006, the company took delivery of four anchor handling towing supply vessels, one platform supply vessel and six crewboats and sold to third party operators or to scrap dealers 16 anchor handling towing supply vessels, 21 platform supply vessels, two crewboats, 16 offshore tugs and three other type vessels.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and nine-month periods ended December 31, 2006 and 2005 and for the quarter ended September 30, 2006 were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2006	2005	2006	2005	2006
Personnel	$15,252	13,670	44,565	36,973	14,100
Office and property	3,510	3,018	10,453	9,050	3,582
Sales and marketing	1,931	1,778	5,090	4,099	1,790
Professional services	2,395	2,066	6,803	6,548	2,086
Other	1,836	2,323	5,680	4,877	2,417

	$24,924	22,855	72,591	61,547	23,975

General and administrative expenses for the quarter and nine-month period ended December 31, 2006 increased as compared to the same periods in fiscal 2006 due to an increase in the amortization of restricted stock granted in March 2006, stock option expensing which became effective April 1, 2006 with the adoption of SFAS No. 123R and an improved business environment. General and administrative expenses for the quarter ended December 31, 2006 is generally comparable to the prior quarter.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At December 31, 2006, the entire amount of the company’s $300 million revolving line of credit (which includes a mechanism for increasing the amount of the facility to $400 million) was available for future financing needs. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, whichever is earlier, unless extended by the Board of Directors. The company did not repurchase any shares of its common stock during the quarter ended December 31, 2006. For the nine-month period ended December 31, 2006, the company used $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At December 31, 2006, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to its current stock repurchase program.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of the repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. The company did not repurchase any stock during the quarter ended December 31, 2005. For the nine-month period ended December 31, 2005, the company used $8.7 million for the repurchase and cancellation of 220,000 common shares, at an average price paid per share of $39.51, under the July 2005 authorized repurchase program.

Operating Activities

Net cash provided by operating activities for any quarter will fluctuate according to the level of business activity for the applicable quarter. For the nine-months ended December 31, 2006, net cash from operating activities was $336.0 million compared to $183.6 million as of December 31, 2005. Significant components of cash provided by operating activities for the nine-months ended December 31, 2006 include net earnings of $269.0 million, adjusted for non-cash items of $58.1 million and a decrease in working capital of $0.6 million. Significant components of cash provided by operating activities for the nine-months ended December 31, 2005, include net earnings of $171.1 million, adjusted for non-cash items of $48.6 million and an increase in working capital of $52.7 million.

Investing Activities

Investing activities for the nine months ended December 31, 2006 used $95.5 million, which is attributed to the $173.4 million additions to properties and equipment offset by approximately $67.7 million of sales of assets and the collection of $9.5 million relating to the payoff of an outstanding financing arrangement the company had with Sonatide Marine Ltd., a 49% owned joint-venture. Additions to properties and equipment were comprised of approximately $30.4 million in capitalized major repair costs, $115.6 million for the construction of offshore marine vessels, $12.1 million for vessel enhancements, $13.4 million for the construction of an aircraft and $1.9 million of other properties and equipment purchases.

Investing activities for the nine months ended December 31, 2005 provide $74.0 million, which is attributed to the $125.6 million additions to properties and equipment offset by approximately $199.6 million of sales of assets. Additions to properties and equipment were comprised of approximately $18.3 million in capitalized major repair costs, $0.7 million for vessel enhancements, $100.9 million for the construction of offshore marine vessels, $3.7 million for the construction of an aircraft and $2.0 million of other properties and equipment purchases.

Financing Activities

Financing activities for the nine months ended December 31, 2006 used $145.8 million of cash, which is primarily the result of $131.7 million used to repurchased common stock, $25.5 million used for quarterly payment of common stock dividends of $0.15 per common share, and $5.0 million used to repay debt. These uses of cash were partially offset by $5.0 million provided by debt borrowings and $11.8 million of proceeds from the issuance of common stock.

Financing activities for the nine months ended December 31, 2005 used $106.0 million of cash, which is primarily the result of $8.7 million used to repurchased common stock, $25.9 million used for quarterly payment of common stock dividends of $0.15 per common share, and $110.0 million used to repay debt. These uses of cash were partially offset by $30.0 million provided by debt borrowings and $9.0 million of proceeds from the issuance of common stock.

Vessel Construction and Acquisition Expenditures

The company is constructing 18 anchor handling towing supply vessels varying in size from 5,000 brake horsepower (BHP) to 10,000 BHP for a total commitment cost of approximately $283.0 million. Five different international shipyards are constructing the vessels. Scheduled delivery for the 18 vessels began in January 2007, with the last vessel scheduled for delivery in December 2008. As of December 31, 2006, $57.8 million has been expended on the vessels.

The company is also committed to enter into three bareboat charter agreements on three anchor handling towing supply vessels that are currently under construction. The bareboat charter agreements will each have a purchase option allowing the company to purchase the vessels at certain times during the lease term. Scheduled delivery for these three anchor handling towing supply vessels is expected to begin in February 2007 with final delivery of the last vessel in October 2007.

The company is also committed to the construction of two 220-foot and three 250-foot supply vessels for approximately $80.6 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the two 220-foot vessels while a different U.S. shipyard is constructing the three 250-foot vessels. Scheduled delivery of the two 220-foot vessels is expected in August 2007 and February 2008 while the three 250-foot vessels are expected to be delivered in May, July and September of 2007. As of December 31, 2006, $34.8 million has been expended on these five vessels.

The company is also committed to the construction of two 175-foot, state-of-the-art, fast, crew/supply boats, and two tugboats for an aggregate cost of approximately $26.3 million. A U.S. shipyard is constructing the 175-foot crewboats, while two international shipyards are each constructing one tugboat. Scheduled delivery for the two 175-foot crewboats is expected in October 2007. The tugboats are expected to be delivered in February and April of 2007. As of December 31, 2006, $7.5 million has been expended on these four vessels.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of December 31, 2006:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 12/31/06	Number of Vessels	Total Cost Commitment	Expended Through 12/31/06
		(In thousands)			(In thousands)
Deepwater vessels:
Platform supply vessels	3	$52,232	$28,093	—	—	—
Replacement Fleet:
Anchor handling towing supply (A)	—	—	—	21	$282,960	$57,829
Platform supply vessels	2	$28,347	$6,744	—	—	—
Crewboats and offshore tugs:
Crewboats – 175-foot	2	$15,197	$2,237	—	—	—
Offshore tugs	—	—	—	2	$11,098	$5,222

Totals	7	$95,776	$37,073	23	$294,058	$63,051

(A)	Includes three anchor handling towing supply vessels the company committed to bareboat charter upon the vessels’ delivery. The company has no commitment to acquire these vessels.

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	3/07	6/07	9/07	12/07	3/08	Thereafter
Deepwater vessels:
Platform supply vessels	—	1	2	—	—	—
Replacement Fleet:
Anchor handling towing supply	2	1	3	4	4	7
Platform supply vessels	—	—	1	—	1	—
Crewboats and offshore tugs:
Crewboats – 175-foot	—	—	—	2	—	—
Offshore tugs	1	1	—	—	—	—

Totals	3	3	6	6	5	7

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $389.8 million of capital commitments for vessels currently under construction the company has expended $100.1 million as of December 31, 2006.

The company has also contracted for the construction of a new corporate aircraft for a total approximate cost of $28.7 million. As of December 31, 2006, $17.2 million has been spent. The airplane is expected to be available for use in May of 2007.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and nine-month period ended December 31, 2006, was approximately $2.5 million and $7.4 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2006 was approximately $1.2 million and $3.3 million, respectively.

Interest and debt costs incurred, net of interest capitalized for the quarter and nine-month period ended December 31, 2005, was approximately $2.4 million and $6.6 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2005 was approximately $1.2 million and $5.2 million, respectively.

Other Liquidity Matters

While the company does not have any other commitments for new-build vessel contracts other than what is discussed above, the company anticipates that over the next several years, it will continue to build, acquire or lease newer vessels in order to replace its aging vessels. The majority of the company’s supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 23 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources and liquidity will be available to fund the continuation of fleet replacement.

At the conclusion of its examination of the company’s income tax returns covering fiscal years 2001 through 2004, the Internal Revenue Service (IRS) proposed changes to taxable income which, if sustained, would result in additional income tax due of $18.6 million. The proposed increase in taxable income results primarily from the IRS disallowance of all claimed deductions from taxable income related to the company’s foreign sales corporation (FSC) as well as all deductions claimed under the Extraterritorial Income Exclusion. The company has filed a formal protest with the IRS seeking a reconsideration of their position taken for fiscal years 2001 and 2002 and intends to do the same for fiscal years 2003 and 2004. The company has also received a final assessment of additional income tax due of $1.8 million resulting from the IRS’s earlier examination of the company’s income tax returns for fiscal years 1999 and 2000. Such assessment is also due to the IRS disallowance of essentially all deductions related to FSC activity during that period. The company has paid the 1999 and 2000 assessment and has begun the process of seeking a refund of the taxes paid through the initiation of legal proceedings. Should the company’s position in the above mentioned tax returns prove unsuccessful, the company estimates that additional income tax expense of approximately $10.2 million would be required. The financial statement exposure with respect to the same tax position for fiscal years 2005 and 2006 is an additional $2.9 million. The company also has ongoing examinations by various state and foreign tax authorities. The company does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

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

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the nine months ended December 31, 2006.

It is possible that in the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a recent filing of a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. The amount, if any, of all such claims for which the company ultimately may be held liable is not presently capable of being determined or estimated based on the current status of the claims and the information available to the company. The company is in the process of defending against these claims and, in management’s opinion, the ultimate outcome of these matters is not expected to have a material adverse effect on the company’s financial position or its results of operations.

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

Goodwill

The company tests goodwill impairment annually at the reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its U.S. and international operations.

The company performed its annual impairment test as of December 31, 2006, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed with the Securities and Exchange Commission on May 30, 2006. Goodwill as of December 31, 2006 and 2005 is $328.8 million.

Off-Balance Sheet Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels, that are under construction, to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $75.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market.

In late March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during the second quarter of fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. The company is accounting for the two transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments. For the quarter and nine-month period ended December 31, 2006, the company expensed approximately $0.5 million and $1.1 million, respectively, on these bareboat charter arrangements

The company has three additional vessels to sell and simultaneously bareboat charter from BOAL&C under the agreement. The vessels are currently under construction and will be sold upon the vessels’ delivery to the market. BOAL&C agreed to pay actual invoice cost of the respective vessels being acquired, or $51.5 million. The vessels currently under construction are expected to be delivered to the market beginning May 2007 with final delivery of the last vessel in September 2007.

Both charter hire operating lease terms expire in 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through 2017.

The company is exposed to possible interest rate fluctuation related to its commitment to the sale and simultaneous leaseback of three additional vessels it agreed to sell to Banc of America Leasing & Capital LLC as is fully explained on page 29 of this report.

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

The company performed a thorough review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2006. The review resulted in no impairment charge.

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

At December 31, 2006, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at December 31, 2006 is estimated to be $283.3 million.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of three of its vessels to BOAL&C. On March 24, 2006, the company entered into three interest rate swap transactions to effectively fix the amount of the lease payments on three vessels currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for each respective vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Any amounts received from the bank or paid to the bank as a result of the interest rate swap transactions will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At December 31, 2006, the three interest rate swaps had a combined fair value loss of approximately $0.5 million which is included in other liabilities in the consolidated balance sheet.

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

The company had no outstanding currency spot contracts at December 31, 2006 and 2005.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $14.3 million. At December 31, 2006 the company had four forward contracts outstanding totaling $8.5 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. At December 31, 2006, the combined fair value of the four forward contracts of approximately $1.0 million, of which $0.9 million was recorded as an increase to earnings during the nine-months ended December 31, 2006 because the forward contracts did not qualify as hedge instruments. The remaining $0.1 million of fair value was recorded during the fourth quarter of fiscal 2006. All future changes in fair value of the forward contracts will be recorded in earnings.

At December 31, 2005 the company had eight forward currency derivative contracts outstanding totaling $15.9 million that hedged the company’s foreign exchange exposure related to its commitment to construct two new-build anchor handling towing supply vessels at an Indonesian shipyard which qualified as a fair value foreign currency hedge instrument. The fair value of the eight forward contracts at December 31, 2005 was $16.1 million.

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

Common Stock Repurchase Program

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, whichever is earlier, unless extended by the Board of Directors.

The company did not repurchase any shares of its common stock during the quarter ended December 31, 2006. For the nine-month period ended December 31, 2006, the company used $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At December 31, 2006, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to the current stock repurchase program.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of the repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. The company did not repurchase any stock during the quarter ended December 31, 2005. For the nine-month period ended December 31, 2005, the company used $8.7 million for the repurchase and cancellation of 220,000 common shares, at an average price paid per share of $39.51, under the July 2005 authorized repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	At page 34 of this report is the index for those exhibits required to be filed as a part of this report.

B.	The company’s report on Form 8-K dated October 25, 2006 reported that the company issued an earnings release announcing its financial results for the quarter ended September 30, 2006.

C.	The company’s report on Form 8-K dated October 25, 2006 reported that the company provided a transcript from the company’s October 25, 2006 analyst conference call discussing its financial results for the quarter ended September 30, 2006.

D.	The company’s report on Form 8-K dated October 25, 2006 reported that the company’s Shareholder Rights Plan expired in accordance with its terms on November 1, 2006.

E.	The company’s report on Form 8-K dated November 6, 2006 reported that Dean Taylor, Chairman of the Board, President and Chief Executive Officer of Tidewater Inc., entered into a pre-arranged stock trading plan to sell a portion of the shares of the company’s common stock that he owns.

F.	The company’s report on Form 8-K dated November 7, 2006 reported that the company issued a press release announcing that J. Keith Lousteau, Chief Financial Officer, Executive Vice President and Treasurer, and Joseph M. Bennett, Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer, will present at the JPMorgan Small/Midcap Conference in Boston on November 13, 2006 and at the Bank of America 2006 Energy Conference in Key Biscayne, FL on November 17, 2006.

G.	The company’s report on Form 8-K dated November 13, 2006 reported that J. Keith Lousteau, Chief Financial Officer, Executive Vice President and Treasurer, and Joseph M. Bennett, Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer, delivered a presentation at the JPMorgan Small/Midcap Conference in Boston on November 13, 2006. The company furnished a slide presentation and transcript to the presentation.

H.	The company’s report on Form 8-K dated November 13, 2006 reported that Joseph M. Bennett, Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer, delivered a presentation at the Bank of America 2006 Energy Conference in Key Biscayne, FL on November 17, 2006. The company furnished a slide presentation and transcript to the presentation.

I.	The company’s report on Form 8-K dated November 22, 2006 reported that Dean Taylor, Chairman of the Board, President and Chief Executive Officer of Tidewater Inc., will present at the Louisiana Energy Conference in New Orleans on November 29, 2006.

J.	The company’s report on Form 8-K dated November 22, 2006 reported that Dean Taylor, Chairman of the Board, President and Chief Executive Officer of Tidewater Inc., presented at the Louisiana Energy Conference in New Orleans on November 29, 2006. The company furnished a slide presentation and transcript to the presentation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: January 24, 2007	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and Chief Executive Officer

Date: January 24, 2007	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: January 24, 2007	/s/ Joseph M. Bennett
Joseph M. Bennett
Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

EXHIBIT INDEX

Exhibit Number

10.1	Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors.

10.2	Directors Deferred Stock Units Plan.

15	Letter re Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.