Form 10-K
period 2007-03-31
TIDEWATER INC
filed 2007-05-25
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State of incorporation)	(I.R.S. Employer Identification No.)

601 Poydras St., Suite 1900 New Orleans, Louisiana 70130	70130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (504) 568-1010

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10	New York Stock Exchange

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 30, 2006, was approximately $2,432,237,176 based upon the last sales price reported for such date. Excluded from the calculation of market value are 1,972,658 shares held by the Registrant’s grantor stock ownership trust.

56,276,391 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding on April 6, 2007. Excluded from the calculation of shares outstanding at April 6, 2007 are 1,200,507 shares held by the Registrant’s grantor stock ownership trust. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant’s 2007 Annual Meeting of Stockholders are incorporated into Part III of this report.

Forward-looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or any forward-looking statements included herein. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications which may make some of our vessels technologically obsolete for certain customer projects or in certain markets; acts of terrorism; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial or economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

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

With a fleet of over 463 vessels at March 31, 2007, including 48 stacked vessels, 29 vessels withdrawn from service and 13 vessels operated pursuant to joint venture or other agreements, the company operates in most of the world’s significant oil and gas exploration and production markets and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

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

The company has posted on its internet website address the company’s Code of Business Conduct and Ethics. The company has adopted a Code of Business Conduct and Ethics (Code) for its directors, chief executive officer, chief financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. The company intends to satisfy the disclosure requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on the same web site. Any changes to and waivers to the Code will be posted on the company’s website within five business days and maintained for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130.

Business Highlights

During fiscal 2007, strong industry fundamentals improved the company’s operating performance above fiscal 2006 levels as fiscal 2007 revenues exceeded the one billion dollar mark for only the second time in the 51-year history of the company. The company recorded $1.1 billion in revenues during fiscal 2007, an increase of approximately $247.6 million, or 28%, over the revenue amounts reported during fiscal 2006. Net earnings rose approximately 51%, or $120.9 million, during fiscal 2007 as compared to fiscal 2006. The company’s international operations continue to provide the most significant contribution to earnings and, during fiscal 2007, revenues generated from international operations as a percentage of the company’s total revenues were 78%.

During the second quarter of fiscal 2007, the company entered into a definitive agreement with Crosby Marine Transportation, LLC to sell 14 of its offshore tugs, of which 12 operated in the United States and two operated internationally. The sale of 11 of the tugs closed in the company’s second quarter of fiscal 2007 for a total cash price of $34.8 million. The sale of the other three tugs closed during the third quarter of fiscal 2007 for a total sales price of $8.9 million. The culmination of the entire transaction resulted in an approximate $34.0 million pre-tax financial gain during fiscal 2007, or approximately $20.8 million after-tax ($0.37 per diluted common share after-tax).

An aggressive new-build vessel construction and acquisition program over the past seven years has facilitated the company’s entrance into deepwater markets around the world and allowed the company to begin to replace its core fleet with fewer, larger, more technologically sophisticated vessels. During this time the company purchased and/or constructed 31 anchor handling towing supply vessels for approximately $594.2 million, of which 11 are deepwater vessels. In addition, the company entered into two capitalized lease obligations for a total $22.8 million on two newly constructed 5,500 BHP anchor handling towing supply vessels. The company also added 39 platform supply vessels during this time for approximately $620.0 million, of which 23 are deepwater platform supply vessels, 15 are U.S. built replacement vessels (vessels intended to replace the company’s core fleet) and one is an international built replacement vessel. During this same seven year period, the company also expanded its crewboat fleet by 49 vessels and increased its “other” type of vessels by four vessels for an approximate cost of $174.3 million. Twenty-five of the crewboats and “other” type of vessels were built in the U.S. while 24 were built by international shipyards.

The vessel construction and acquisition program and the expansion program were initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world through the replacement of aging vessels in the company’s core fleet. In order to avoid potential overcapacity in our markets that could be created through the addition of the vessels discussed above, the company sold, primarily to buyers who operate outside of our industry, 222 vessels and scrapped 63 vessels between April 2000 and March 2007. Most of the vessel sales were at prices that exceeded carrying values.

To date, the company has funded all of its vessel commitment programs from current cash balances, operating cash flow, and funds provided by its $300 million senior unsecured notes and its revolving credit facility. At March 31, 2007, the company had 35 vessels under construction for a total capital commitment of $520.6 million, of which the company has already expended $147.0 million. A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Construction Programs and Acquisitions” and “Vessel Dispositions” section of Item 7 and Note 10 of Notes to Consolidated Financial Statements.

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, whichever is earlier, unless extended by the Board of Directors. From inception of the July 2006 authorized repurchase program through March 31, 2007, the company expended $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At March 31, 2007, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to its current stock repurchase program.

During the prior fiscal year, in July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions, with the program expiring on June 30, 2006. From inception of this repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79.

During the second quarter of fiscal 2006, the company completed the sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after-tax, or $0.74 per diluted common share. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The company used a portion of the proceeds of the sale to repay $95.0 million of outstanding borrowings under the company’s revolving credit agreement.

The provisions of the American Jobs Creation Act of 2004 (the Act), were effective for the company as of April 1, 2005. As a result of the Act, the company will no longer be liable for U.S. taxes on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. Accordingly, at March 31, 2005, the company reversed all previously recorded deferred tax assets and liabilities related to timing differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings are now anticipated to be indefinitely reinvested abroad. This resulted in an approximate $31.8 million reduction of income tax expense in the fourth quarter of fiscal 2005.

Prior to the April 1, 2005, effective date of the Act, the company provided income taxes at the U.S. statutory rate on generally all profits the company generated from both U.S. and international operations. Effective April 1, 2005, income taxes on earnings generated in the U.S. are provided for at the U.S. statutory income tax rate and earnings generated from international operations which we expect to be permanently invested abroad is provided at the tax rates of the respective countries where the profits are generated. Generally, these international tax rates are significantly less than the U.S. statutory income tax rate; therefore, the company’s consolidated effective tax rate is significantly lower post April 1, 2005, than what the company historically experienced. The company’s consolidated effective tax rate in the future could be more volatile as a result of changing profit levels from the various countries in which the company operates.

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

(In thousands)	2007	2006	2005
Revenues:
Vessel operations:
United States	$229,247	180,374	118,288
International	868,335	666,608	537,238
Other marine services	27,678	30,635	36,624

	$1,125,260	877,617	692,150

Operating profit (loss):
Vessel operations:
United States	$91,465	61,227	2,022
International	320,971	186,044	95,383
Impairment of long-lived assets	—	(3,050)	(1,733)
Gain on sales of assets	42,787	86,337	11,977
Other marine operations	3,013	6,511	6,623

	$458,236	337,069	114,272

Total marine assets:
United States	$591,856	566,707	532,097
International	1,589,350	1,490,083	1,542,996

Total marine assets	$2,181,206	2,056,790	2,075,093

A significant portion of the company’s operations are conducted internationally. Revenues from international operations as a percentage of the company’s total revenues were 78%, 77% and 80% during fiscal 2007, 2006 and 2005, respectively. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company. In addition, the ability to recruit and retain management for overseas operations presents a challenge to operating internationally.

Please refer to Item 7 of this report and Note 13 of Notes to Consolidated Financial Statements for further discussion of revenues, operating profit and total assets.

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

Deepwater Vessels. This is the company’s newest vessel class, which is often referred to as its North Sea-type vessel class. Included in this class are large, platform supply vessels and large, high-horsepower (generally greater than 10,000 horsepower) anchor handling towing supply vessels. This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs, platforms and other installations. Platform supply vessels, which have large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work. The anchor handling towing supply vessels are equipped for and are capable of towing drilling rigs and other marine equipment, as well as setting anchors for positioning and mooring drilling rigs.

Towing Supply and Supply Vessels. This is the company’s largest fleet class by number of vessels. Included in this class are anchor handling towing supply vessels and supply vessels with average horsepower below 10,000 BHP, and platform supply vessels that are generally less than 220 feet. The vessels in this class perform the same functions and services as their deepwater vessel class counterparts except they are generally chartered to customers for use in intermediate and shallow waters.

Crewboats and Utility Vessels. Crewboats and utility vessels are chartered to customers for use in transporting personnel and small quantities of supplies from shore bases to offshore drilling rigs, platforms and other installations.

Offshore Tugs. Offshore tugs tow floating drilling rigs; assist in the docking of tankers; tow barges; assist pipe laying, cable laying and construction barges; and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo.

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

	Year Ended March 31,
	2007	2006	2005
Deepwater vessels	23.8%	22.4%	22.3%
Towing-supply/supply	58.6%	58.5%	57.7%
Crew/utility	10.7%	10.9%	10.7%
Offshore tugs	6.5%	7.8%	8.8%
Other	0.4%	0.4%	0.5%

Shipyard Operations

Quality Shipyards, LLC, a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. The shipyard performs work for outside customers, as well as the construction, repair and modification of the company’s own vessels. During the last three fiscal years, Quality Shipyards, LLC constructed and delivered two 220-foot platform supply vessels and is currently constructing two additional 220-foot platform supply vessels for the company. One of the supply vessels was delivered during fiscal 2006 while the second vessel was delivered during fiscal 2007. The two 220-foot platform supply vessels currently under construction are expected to be delivered during fiscal 2008.

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

Industry Conditions, Competition and Customers

The company’s operations are materially dependent upon the levels of activity in offshore crude oil and natural gas exploration, development and production throughout the world. Such activity levels are affected by the trends in worldwide crude oil and natural gas prices that are ultimately influenced by the supply and demand relationship for these natural resources. A discussion of current market conditions appears under “General Market Conditions and Results of Operations” in Item 7 of this report.

The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas around the world in which it operates, so the business environment is highly competitive.

The company’s diverse, mobile asset base and the geographic distribution of its assets enable the company to respond to changes in market conditions and provide a broad range of vessel services to its customers throughout the world. Management believes the company has a competitive advantage because of the size, diversity and geographic distribution of its vessel fleet as well as the company’s financial condition, economies of scale and experience level in the many areas of the world in which we operate.

The worldwide offshore marine vessel market faces a potential risk of overcapacity. An estimated 548 new-build vessels are expected to be delivered to the worldwide offshore vessel market within the next five years (excluding the number of vessels currently being constructed by the company) as reported by ODS-Petrodata. An increase in vessel capacity would result in increased competition in the industry which may have the effect of lowering charter rates which, in turn, would result in lower revenues to the company. However, the worldwide offshore marine vessel industry has a large portfolio of aging vessels whose collective ages are nearing or exceeding the estimated economic life of the respective vessels. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ economic life is not economically justifiable. Although the attrition rate of these aging vessels is unknown, a reduction in worldwide vessel capacity may negate the potential effects the offshore marine industry may encounter when the new-build vessels begin being delivered to the market. Additionally, during the same period, over 150 new drilling and production support units will be added to the worldwide drilling and production support vessel fleet, that may, in turn, if fully utilized, create additional demand and minimize the effects of 548 new-build vessels being added to the offshore support vessel fleet.

The company’s principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Over the last several years, consolidation of exploration, development and production companies has occurred which has, and will continue to have, an impact on the company’s global operations. Although Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for approximately 15% and Petroleo Brasileiro SA accounted for approximately 10% of revenues during the year ended March 31, 2007, the five largest customers accounted for approximately 43% of the company’s revenues. The company does not consider its operations dependent on any single customer.

Regulatory Matters

The company is subject to various statutes and regulations governing the operation and maintenance of its vessels. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company would not be permitted to engage in U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 11% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2007.

The company’s vessels are subject to various statutes and regulations governing their operation. The laws of the United States require that vessels engaged in U.S. coastwise trade must be built in the U.S. In addition, once a U.S.-built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flag vessels must operate outside of U.S. territorial waters, and if the company is not able to secure adequate numbers of charters abroad for such vessels, even if work would otherwise have been available for such vessels in the United States, the company’s financial performance could be affected. However, it is the company’s significant international presence that is driving its revenues and earnings. Of the total 463 vessels owned or operated by the company at March 31, 2007, 325 vessels were registered under flags other than the United States and 138 vessels were registered under the U.S. flag.

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

Employees

As of March 31, 2007, the company had approximately 8,000 employees worldwide. The company considers relations with its employees to be satisfactory. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. For the past few years, the company has been a target of a union organizing campaign for the U.S. Gulf of Mexico employees by maritime labor unions. These union organizing efforts have recently abated, although the threat has not been completely eliminated. If the Gulf employees were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Internal Investigation

In April 2007, the company announced that it was conducting an internal investigation of its Nigerian operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of its Nigerian affiliate’s reimbursement of certain expenses incurred by a customs agent in connection with the temporary importation of its vessels into Nigeria, particularly the obtaining of certain permits that are necessary for the company’s vessels to operate in Nigerian offshore waters. The company further announced that the Audit Committee of the company’s Board of Directors had engaged the law firm of Steptoe & Johnson of Washington, D.C., a leading international law firm with significant experience in investigating and advising upon FCPA matters, to lead the investigation.

The Audit Committee commissioned the internal investigation in late February 2007 after management brought to its attention a settlement earlier that month of well-publicized criminal FCPA proceedings (the second in recent years) involving Vetco Gray Controls, a Houston-based oil service company with substantial operations in Nigeria. Tidewater’s management and the Audit Committee were concerned that the company’s Nigerian affiliate used the same third-party agent to process its temporary importation permits in Nigeria that was thought to be significantly implicated in the 2007 Vetco Gray proceedings. Given that the company uses the same third-party agent in other countries where its vessel are deployed, the Audit Committee also commissioned special counsel to assess the company’s compliance with the FCPA in those selected other countries.

Although the internal investigation is ongoing, enough progress has been made and reported to the Audit Committee by special counsel for the company to conclude that certain changes to its FCPA compliance program would provide the company greater assurance that its assets are not used, directly, or through an intermediary, to make improper payments, including in the areas of customs and immigration, and to also assure that the company is in compliance with the FCPA’s record-keeping requirements. Although the company has had a long term published policy requiring compliance with the FCPA, and broadly prohibiting any improper payments by the company to foreign or domestic officials, the company is in the process of adopting intermediate measures intended to minimize the possibility of FCPA violations while the internal investigation is ongoing, although additional measures may be required once the final report has been rendered to the Audit Committee.

The company has voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway and that it will cooperate fully with both agencies. The company is unable to predict whether either agency will open a proceeding to separately investigate this matter, or, if a proceeding is opened, what potential remedies, if any, these agencies may seek. In addition, although management will seek to avoid material disruption to its Nigerian operations, the company cannot gauge at this time the long-term effects of implementing the necessary corrective measures on its business in Nigeria. Based on the information obtained to date in the investigation, the company does not believe that any potential liability that may result is either probable or reasonably estimable, and, thus, no accrual has been recorded as of March 31, 2007. Should additional information be obtained the company will record a provision when the amount is both probable and reasonably estimable.

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

Changes in the Level of Capital Spending by Our Customers

The company’s principal customers are major oil and natural gas exploration, development and production companies and foreign government-owned or controlled organizations. The company’s results of operations are highly dependent on the level of capital spending by the energy industry. The energy industry’s level of capital spending is substantially related to the demand for the resource and the prevailing commodity price of natural gas and crude oil. During periods of low commodity prices, the company’s customers generally reduce their capital spending budgets for offshore drilling, exploration and development.

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

Risks Associated with Operating Internationally

For the fiscal years ended March 31, 2007, 2006 and 2005, 78%, 77%, and 80%, respectively, of the company’s total revenues were generated by international operations. The company’s international vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, the ability to recruit and retain management of overseas operations, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company.

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

At present, the company believes the risks of operating internationally to be within acceptable limits and, in view of the mobile nature of the company’s principal revenue producing assets, does not consider them to constitute a factor materially adverse to the conduct of its international vessel operations as a whole.

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

Potential Overcapacity in the Offshore Marine Industry

The worldwide offshore marine vessel market faces a potential risk of overcapacity. An estimated 548 new-build vessels are expected to be delivered to the worldwide offshore vessel market within the next five years (excluding the number of vessels currently being constructed by the company) as reported by ODS-Petrodata. An increase in vessel capacity would result in increased competition in the industry which may have the effect of lowering charter rates which in turn would result in lower revenues to the company. However, the worldwide offshore marine vessel industry has a large portfolio of aging vessels whose collective ages are nearing or exceeding the estimated economic life of the respective vessels. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ economic life is not economically justifiable. Although the attrition rate of these aging vessels is unknown, a reduction in worldwide vessel capacity may negate the potential effects the offshore marine industry may encounter when the new-build vessels begin being delivered to the market. Additionally, during the same period, over 150 new drilling and production support units will be added to the worldwide drilling and production support vessel fleet, that may, in turn, if fully utilized, create additional demand and minimize the effects of 548 new-build vessels being added to the offshore support vessel fleet.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information on Properties is contained in Item 1 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Tidewater Inc. (the “company”) and its chief financial officer, J. Keith Lousteau, have submitted to the Securities and Exchange Commission an offer of settlement which, if accepted by the Commission, would bring to a conclusion the previously disclosed informal inquiry by the Miami office of the Commission into an approximate $26.5 million impairment charge recognized by the company at the end of its 2004 fiscal year.

The offer of settlement submitted to the Commission includes a draft cease and desist order that has been negotiated between the company, Mr. Lousteau, and the enforcement staff of the Miami office. If the offer of settlement is accepted by the Commission and the cease and desist order is entered, the company will be found by the Commission, for certain reporting periods preceding the fiscal year ended March 31, 2004, not to have (i) performed proper impairment analysis on certain of its supply vessels in the Gulf of Mexico, (ii) reviewed properly its depreciation estimates related to such vessels, (iii) disclosed fully and accurately in certain of its public filings the inactive status of certain of the vessels, or (iv) maintained adequate internal controls to assure a proper impairment analysis of its Gulf of Mexico fleets. By reason of the foregoing findings, the order would cite the company for violating Sections 13(a) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder, and Mr. Lousteau would be cited for causing the company to violate the foregoing statutes and regulations. The order would also cite Mr. Lousteau for improperly signing Sarbanes-Oxley civil certifications for the fiscal year ended March 31, 2003 and for fiscal quarters beginning with the quarter ended September 30, 2002 and ending December 31, 2003. Neither the company nor Mr. Lousteau will admit nor deny the findings of the Commission under the order; however, the order would require the company and Mr. Lousteau to cease and desist from committing or causing any current or future violation of the foregoing statutes and regulations. In January 2005, while the informal inquiry of the Commission was ongoing, the company adopted new asset impairment review policies.

If entered in the form submitted in the offer of settlement, the cease and desist order would not require the company to restate any of its historical financial statements, pay any fines or penalties, impose any other sanctions on the company or Mr. Lousteau, or impose any prospective or forward-looking compliance or supervisory measures on the company.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock Market Prices and Dividends

The company’s common stock is traded on the New York Stock Exchange under the symbol TDW. At March 31, 2007, there were approximately 1,052 record holders of the company’s common stock, based upon the record holder list maintained by the company’s stock transfer agent. The following table sets forth the high and low closing sale prices of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock for the periods indicated.

Fiscal Year	Quarter	High	Low	Dividend
2007	First	$62.50	$41.81	$.15
	Second	51.26	41.68	.15
	Third	55.69	40.06	.15
	Fourth	59.85	43.27	.15
2006	First	$40.23	$31.85	$.15
	Second	49.77	37.09	.15
	Third	49.24	41.00	.15
	Fourth	59.17	44.90	.15

Performance Graph

The following graph compares the change in the cumulative total stockholder return on the company’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2002, at closing prices on March 31, 2002, and the reinvestment of dividends. The Value Line Oilfield Services Group consists of 21 companies.

Indexed Returns Years ended March 31

Company name/Index	2002	2003	2004	2005	2006	2007
Tidewater Inc.	100	69.15	69.09	97.20	140.03	150.21
S&P 500	100	75.24	101.67	108.47	121.19	135.53
Peer Group	100	77.78	106.95	141.86	226.35	230.42

The above graph is being furnished pursuant to the Securities and Exchange Commission rules. It will not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates it by reference.

Issuer Repurchases of Equity Securities

In July 2006, the company’s Board of Directors authorized a program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, whichever is earlier, unless extended by the Board of Directors. Due to the fact that certain potential transactions were under consideration by the company, no shares of its common stock were repurchased during the quarter ended March 31, 2007. From inception of the July 2006 authorized repurchase program through March 31, 2007, the company used $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At March 31, 2007, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to its current stock repurchase program.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of the July 2005 repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. As of March 31, 2006, the company spent $20.8 million for the repurchase and cancellation of 455,000 common shares, or an average price paid per common share of $45.64. At March 31, 2006, approximately $99.2 million was available to repurchase shares of the company’s common stock pursuant to the July 2005 stock repurchase program.

The following table summarizes the stock repurchase activity for the fiscal year ended March 31, 2007 and the average price paid per share:

Period	Total number of shares purchased	Average price paid per share
April 1, 2006 – June 30, 2007	1,941,100	$47.06
July 1, 2006 – September 30, 2007	867,100	$46.57
October 1, 2006 – December 31, 2006	—	—
January 1, 2007 – March 31, 2007	—	—

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

Years Ended March 31 (In thousands, except ratio and per share amounts)	2007 (A)	2006 (B)	2005 (C)	2004 (D)	2003
Statement of Earnings Data :
Revenues:
Vessel revenues	$1,097,582	846,982	655,526	625,948	624,555
Other marine revenues	27,678	30,635	36,624	26,682	11,268

	$1,125,260	877,617	692,150	652,630	635,823

Net earnings	$356,646	235,756	101,339	41,662	88,630

Basic earnings per common share	$6.38	4.11	1.78	.74	1.57

Diluted earnings per common share	$6.31	4.07	1.78	.73	1.57

Cash dividends declared percommon share	$.60	.60	.60	.60	.60

Balance Sheet Data (at end of period):
Cash and cash equivalents	$393,806	246,109	15,376	17,636	17,767

Total assets	$2,649,298	2,364,540	2,213,173	2,081,790	1,849,578

Long-term debt	$300,000	300,000	380,000	325,000	139,000

Capitalized lease obligations	$19,712	—	—	—	—

Stockholders’ equity	$1,886,010	1,659,121	1,442,702	1,366,110	1,351,395

Working capital	$584,869	413,289	133,643	152,585	141,225

Current ratio	4.98	4.57	2.42	3.12	2.95

Cash Flow Data:
Net cash provided by operating activities	$435,095	297,378	160,062	129,049	202,000

Net cash provided by (used in) investing activities	$(151,156)	53,208	(189,125)	(285,429)	(255,931)

Net cash (used in) provided by financing activities	$(136,242)	(119,853)	26,803	156,249	59,816

(A)	During fiscal 2007, the company sold 14 offshore tugs for a cash price of $43.7 million resulting in a $34.0 million pre-tax financial gain or approximately $20.8 million after-tax, or $0.37 per diluted common share.

(B)	In July 2005, the company sold six KMAR 404 class of anchor handling towing supply vessels for a cash price of $188.0 million resulting in a $65.9 million pre-tax financial gain or approximately $42.8 million after-tax, or $0.74 per diluted common share.

(C)	In March 2005, the company recorded a tax benefit of $31.8 million ($0.56 per share) to reverse previously recorded deferred tax assets and liabilities no longer required as a result of the American Jobs Creation Act of 2004 (for a full discussion see Note 3 of Notes to Consolidated Financial Statements).

(D)	In March 2004, the company recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after-tax, or $0.30 per share) on 83 older Gulf of Mexico supply vessels.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from historical results or any forward-looking statements included herein. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications which may make some of our vessels technologically obsolete for certain customer projects or in certain markets; acts of terrorism; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and environmental and labor laws.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial or economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

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

Strong industry fundamentals during fiscal 2007 improved the company’s operating performance above fiscal 2006 levels as fiscal 2007 revenues exceeded the one billion dollar mark for only the second time in the 51-year history of the company. The company recorded $1.1 billion in revenues during fiscal 2007, an increase of approximately $247.6 million, or 28%, over the revenue amounts reported during fiscal 2006. Net earnings rose approximately 51%, or $120.9 million, during fiscal 2007 as compared to fiscal 2006. The company’s international operations continue to provide the most significant contribution to earnings and, during fiscal 2007, revenues generated from international operations as a percentage of the company’s total revenues were 78%.

The company’s international results of operations are primarily dependent on the demand and supply relationship for crude oil. During fiscal 2007, international-based revenues and operating profit increased approximately $201.7 million and $134.9 million, or 30% and 73%, respectively, as compared to fiscal 2006 due to strong worldwide demand for oil and gas and an improved operating environment which resulted in an escalation of vessel dayrates. Higher fiscal 2007 international-based vessel revenues were partially offset by higher operating costs and depreciation expense. Fiscal 2007’s international-based operating costs increased approximately 15% from fiscal 2006 levels due primarily to higher crewing costs and repair and maintenance costs.

The company’s United States results of operations are primarily dependent on the demand and supply relationship for natural gas. The company’s U.S.-based revenues and operating profit increased approximately $48.9 million and $30.2 million, or 27% and 49%, respectively, during fiscal 2007 as compared to fiscal 2006 due to higher average day rates on all vessel classes operating in the U.S. market. Average day rates were propelled by strong demand for offshore supply vessels during calendar years 2004 through 2006 due to high demand associated with the continuation of repair work to the offshore energy infrastructure that was damaged by Hurricane Ivan in calendar year 2004 and due to the extensive damage caused to the energy infrastructure in the oil producing areas of the U.S. Gulf Coast by Hurricanes Katrina and Rita in late August and September 2005. The offshore vessel market tightened as exploration and production (E&P) companies competed to find available vessels for the necessary repair work resulting from the damage caused by the storms which propelled charter rates past levels achieved in the 1997 and 2001 industry upturns.

As the necessary repair work in the U.S. Gulf of Mexico nears completion, the number of available drilling rigs in the U.S. market should be the primary driver of the company’s future profitability in the U.S. market. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years. Over the longer term, the company’s U.S.-based fleet should be influenced more by the active Gulf of Mexico rig count than by any other single outside influence, although the number of available vessels of competitor companies will also have a significant effect.

During the second quarter of fiscal 2007, the company entered into a definitive agreement with Crosby Marine Transportation, LLC to sell 14 of its offshore tugs, of which 12 operated in the United States and two operated internationally. The sale of 11 of the tugs closed in the company’s second quarter of fiscal 2007 for a total cash price of $34.8 million. The sale of the other three tugs closed during the third quarter of fiscal 2007 for a total sales price of $8.9 million. The culmination of the entire transaction resulted in an approximate $34.0 million pre-tax financial gain during fiscal 2007, or approximately $20.8 million after-tax ($0.37 per diluted common share after-tax). The company also sold and/or scrapped an additional 52 vessels which resulted in additional gains on sales of assets of approximately $9.2 million during fiscal 2007.

Fiscal 2007 witnessed the delivery of eight newly-constructed vessels, which consisted of five anchor handling towing supply vessels, one platform supply vessel and two crewboats. The newly built anchor handlers and the platform supply vessels expanded the company’s core vessel fleet. To date, the company has funded all of its vessel commitment programs from current cash balances, operating cash flow, and funds provided by its $300 million senior unsecured notes and its revolving credit facility.

Key Focus for Fiscal 2007 and Outlook

During fiscal 2007, the company continued its focus on growing its international markets, improving its domestic profitability, and regenerating its vessel fleet in order to generate future earnings capacity. The company is effectively utilizing its strong cash position to grow the industry’s largest new fleet of vessels and also fund common stock repurchases when appropriate. In the company’s operating business, management focused on improving dayrates and utilization, maintaining disciplined cost control in the sourcing of critical supplies and services, and continuing to improve its industry-leading safety record. Fiscal 2007 was a year of strong financial performance with solid improvements in revenue, operating profit and earnings per share, all building the foundation for long-term growth.

Given the progress the company has made in executing its strategies, the company is poised to continue to grow organically and, given the right opportunity, to grow through targeted and disciplined acquisitions. The company will continue to pursue its long-term growth strategies on a disciplined basis. The company has targeted two additional dimensions within its strategic initiatives to include (1) assessing opportunities for its older fleet; and (2) targeted acquisitions. In each case, the company will carefully consider whether proposed transactions have the appropriate risk/reward profile. These areas of opportunity have a common theme which is to leverage the company’s existing strengths and capitalize on favorable market conditions to improve operating profit, earnings per share and cash flows.

Vessel Construction Programs and Acquisitions

Current Commitments

As of March 31, 2007, the company is constructing 19 anchor handling towing supply vessels, varying in size from 5,000 brake horsepower (BHP), to 13,600 BHP for a total commitment cost of approximately $322.2 million. Five different international shipyards are constructing the vessels. Two of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 19 vessels begin in August 2007, with the last vessel scheduled for delivery in August 2009. As of March 31, 2007, $80.7 million has been expended on the vessels.

The company is also committed to enter into two bareboat charter agreements on two anchor handling towing supply vessels that are currently under construction. The bareboat charter agreements will each have a purchase option allowing the company to purchase the vessels for $17.2 million each at specific times during the lease term. One of the anchor handling towing supply vessels was delivered in April 2007. Scheduled delivery for the second anchor handling towing supply vessel is expected in October 2007.

The company is also committed to the construction of two 220-foot, two 230-foot and three 250-foot platform supply vessels for a total cost of approximately $103.2 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the two 220-foot vessels, while a different U.S. shipyard is constructing the three 250-foot vessels. An international shipyard is constructing the two 230-foot vessels. Scheduled delivery of the two 220-foot vessels is expected in October 2007 and February 2008, while the three 250-foot vessels, which will be considered deepwater class vessels, are expected to be delivered in June, August and December of 2007. The two 230-foot vessels are scheduled for delivery in September and November of 2008. As of March 31, 2007, $49.9 million has been expended on these five vessels.

The company is also committed to the construction of two 175-foot, state-of-the-art, fast, crew/supply boats, and three tugboats for an aggregate cost of approximately $32.1 million. A U.S. shipyard is constructing the 175-foot crewboats, while three international shipyards are each constructing one tugboat. Scheduled delivery for the two 175-foot crewboats is expected in October 2007. One tugboat was delivered in early May 2007 while a second tugboat is expected to be delivered in the latter part of May 2007. The third tugboat is expected to be delivered in July 2007. As of March 31, 2007, $11.2 million has been expended on these five vessels.

The company is also committed to enter into two bareboat charter agreements for two offshore tug vessels that are currently under construction. The bareboat charter agreements will each have a purchase option allowing the company to purchase the vessels for $14.3 million each at specific times during the lease term. Scheduled delivery for the two offshore tugs is expected in June and August of 2009.

The company has also contracted for the construction of a new corporate aircraft for a total approximate cost of $28.7 million. As of March 31, 2007, $17.2 million has been expended, and the airplane was available for use in May of 2007.

Vessel Commitments Summary at March 31, 2007

The table below summarizes the various vessel commitments by vessel class and type as of March 31, 2007:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 3/31/07	Number of Vessels	Total Cost Commitment	Expended Through 3/31/07
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	2	$54,227	$5,090
Platform supply vessels	3	$52,584	$34,157	—	—	—
Replacement fleet:
Anchor handling towing supply	—	—	—	19	$302,453	$75,597
Platform supply vessels	2	$27,049	$11,405	2	$23,575	$4,332
Crewboats and offshore tugs:
Crewboats – 175-foot	2	$15,142	$2,491	—	—	—
Offshore tugs	—	—	—	5	$45,565	$13,928

Totals	7	$94,775	$48,053	28	$425,820	$98,947

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	6/07	9/07	12/07	03/08	6/08	Thereafter
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	2
Platform supply vessels	—	2	1	—	—	—
Replacement Fleet:
Anchor handling towing supply	1	3	4	4	1	6
Platform supply vessels	—	—	1	1	—	2
Crewboats and offshore tugs:
Crewboats – 175-foot	—	—	2	—	—	—
Offshore tugs	3	—	—	—	—	2

Totals	4	5	8	5	1	12

The company anticipates that over the next several years, it will continue to build, acquire or lease newer vessels in order to replace its aging vessels. The majority of the company’s core group of older vessels, its supply and towing supply vessels, were constructed between 1976 and 1983. As such, most of this vessel class exceeds 24 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s aging vessels in the core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources and liquidity will be available to fund the continuation of fleet replacement.

Subsequent to March 31, 2007, the company committed to the construction of ten additional vessels for a total cost of approximately $166.6 million. Two of the vessels are large, anchor handling towing supply vessels while another two vessels are large platform supply vessels. All four of these vessels are capable of working in most deepwater regions of the world. The remaining six vessels comprise of four 230-foot platform supply vessels and two 175-foot crewboats. The vessels are expected to be delivered to the market beginning in April 2009 with delivery of the last vessel in December 2009.

Fiscal 2007 Vessel Deliveries and Acquisitions

During fiscal 2007, three anchor handling towing supply vessels were delivered to the company that vary in size from 6,500 to 8,000 BHP. The vessels were delivered by two different international shipyards for a total approximate cost of $54.3 million.

The company entered into two capitalized lease obligations during fiscal 2007 for a total $22.8 million and accordingly increased its anchor handling towing supply vessel count by two vessels. Both vessels have a BHP of 5,500 and were built by international shipyards.

The company also delivered to the market one 220-foot, platform supply vessel for approximately $12.4 million. The company’s shipyard, Quality Shipyard, LLC, constructed the vessel which is capable of working in domestic and international markets.

During fiscal 2007, the company delivered to the market one 175-foot, state-of-the-art, fast, crew/supply boat from a U.S. shipyard and one water jet crewboat from a shipyard in Holland for an approximate total cost of $8.2 million. The company also acquired four used crewboats from Provident Marine Ltd., a 49%-owned joint-venture, due to the dissolution of the joint venture during fiscal 2007.

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

Vessel Deliveries and Acquisitions Summary

The table below summarizes the number of vessels that have been added to the company’s fleet during fiscal 2007, 2006 and 2005 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2007	2006	2005
Deepwater vessels:
Anchor handling towing supply	—	3	2
Platform supply vessels	—	—	—
Replacement fleet:
Anchor handling towing supply	5	7	8
Platform supply vessels	1	1	2
Crew/utility:
Crewboats (A)	6	7	4
Offshore tugs	—	—	—

Total number of vessels added to the fleet	12	18	16

(A)	Included in the fiscal 2007 crewboats count are four used crewboats acquired from Provident Marine Ltd, a 49% owned joint-venture, due to the dissolution of the joint venture during fiscal 2007.

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally with changes in revenue. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Drydocking costs are only incurred if economically justified, taking into consideration the vessel’s age, physical condition and future expected marketability. If the required drydocking is not performed, the vessel is either stacked or sold as it cannot work without the proper certifications.

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

(In thousands)	2007	2006	2005
Revenues (A):
Vessel revenues:
United States	$229,247	180,374	118,288
International	868,335	666,608	537,238

	1,097,582	846,982	655,526
Other marine revenues	27,678	30,635	36,624

Total revenues	$1,125,260	877,617	692,150

Operating costs:
Vessel operating costs:
Crew costs	$273,996	243,584	226,653
Repair and maintenance	98,212	76,058	70,519
Insurance	12,377	15,820	18,568
Fuel, lube and supplies	44,600	39,617	40,329
Vessel operating leases	1,486	23	—
Other	67,140	56,379	45,802

	497,811	431,481	401,871
Costs of other marine revenues	24,119	23,836	29,453

Total operating costs	$521,930	455,317	431,324

(A)	For fiscal 2007, 2006 and 2005, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 14.8%, 15.0% and 13.2%, respectively, of revenues while Petroleo Brasileiro SA accounted for 10.2% of revenue during fiscal 2007 and 2005.

The following table subdivides vessel operating costs presented above by the company’s United States and International segments for the fiscal years ended March 31.

(In thousands)	2007	2006	2005
United States operating costs:
Vessel operating costs:
Crew costs	$65,225	57,939	51,102
Repair and maintenance	18,005	14,730	14,299
Insurance	7,455	6,333	11,288
Fuel, lube and supplies	4,257	4,643	5,614
Vessel operating leases	564	23	—
Other	7,041	4,574	2,952

	102,547	88,242	85,255
International operating costs:
Vessel operating costs:
Crew costs	$208,771	185,645	175,551
Repair and maintenance	80,207	61,328	56,220
Insurance	4,922	9,487	7,280
Fuel, lube and supplies	40,343	34,974	34,715
Vessel operating leases	922	—	—
Other	60,099	51,805	42,850

	395,264	343,239	316,616

Total operating costs	$497,811	431,481	401,871

Marine operating profit and other components of earnings before income taxes for the years ended March 31 consists of the following:

(In thousands)	2007	2006	2005
Vessel activity:
United States	$91,465	61,227	2,022
International	320,971	186,044	95,383

	412,436	247,271	97,405
Impairment of long-lived assets	—	(3,050)	(1,733)
Gain on sales of assets	42,787	86,337	11,977
Other marine services	3,013	6,511	6,623

Operating profit	458,236	337,069	114,272

Other income	27,468	16,797	7,589
Corporate expenses	(25,212)	(21,280)	(15,179)
Interest and other debt costs	(9,657)	(9,074)	(6,887)

Earnings before income taxes	$450,835	323,512	99,795

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $5.3 million of billings as of March 31, 2007, $6.1 million of billings as of March 31, 2006 and $1.6 million of billings as of March 31, 2005 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been resolved.

Comparison of Fiscal 2007 to Fiscal 2006

Fiscal 2007 Market Conditions

Strong industry fundamentals improved the company’s operating performance above fiscal 2006 levels as fiscal 2007 revenues exceeded the one billion dollar mark for only the second time in the 51-year history of the company. The company recorded $1.1 billion in revenues during fiscal 2007, an increase of approximately $247.6 million, or 28%, over the revenue amounts reported during fiscal 2006. Net earnings rose approximately 51%, or $120.9 million, during fiscal 2007 as compared to fiscal 2006. A significant portion of the company’s operations are conducted internationally. During fiscal 2007, revenues generated from international operations as a percentage of the company’s total revenues were 78%. The company’s revenues generated by vessels working internationally increased approximately 30%, or $201.7 million, during fiscal 2007 as compared to fiscal 2006 while revenues generated by vessels working in the United States increased $48.9 million, or approximately 27%, during the same comparative period.

Higher average day rates and utilization on all vessel classes operating internationally are the cause of the strength of the company’s international-based results of operations during fiscal 2007. Average day rates for the total international-based fleet increased approximately 17% during fiscal 2007 as compared to fiscal 2006 while utilization for the entire international-based fleet increased approximately 10% during the same comparative period. The company’s international results of operations have been primarily dependent on the supply and demand relationship for crude oil. Crude oil prices were quite volatile during fiscal 2007 but remained in a range of prices that were consistently attractive to the E&P companies. By the end of March 2007, crude oil prices were in the low $60’s (after reaching an all time closing high of $77 in mid-July 2006) due to the Organization of Petroleum Exporting Countries (OPEC) commitment to maintain the $60 price floor by deciding in November 2006 to cut oil production by one million barrels per day. Analysts forecast that global demand for crude oil will likely remain strong throughout calendar year 2007 and expect future crude oil prices to remain at attractive levels due to high worldwide consumer demand for oil, relatively low excess OPEC production capacity, OPEC’s intention to defend a specific floor price for crude oil and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC. Management anticipates international vessel demand will remain strong as long as crude oil prices remain at levels whereby E&P companies would continue to expend their anticipated E&P spending budgets, which are at levels that exceed 2006 actual expenditures.

Higher utilization and average day rates are also the basis of the company’s improved U.S. results of operations during fiscal 2007 as compared to fiscal 2006. Average day rates increased on all vessel classes operating in the U.S. market. Total average day rates on the entire U.S.-based fleet increased approximately 48% during fiscal 2007 as compared to fiscal 2006, while utilization for the total U.S.-based fleet increased approximately 9% during the same comparative period. Fiscal 2007’s strong financial performance is a result of several significant improvements that occurred in the offshore support vessel market in previous years. During the first half of calendar year 2005, the market for offshore support vessels improved as a result of the tightening of the supply of offshore support vessels due to high demand associated with the continuation of repair work to the offshore energy infrastructure that was damaged by Hurricane Ivan in calendar year 2004. Hurricanes Katrina and Rita, which caused extensive damage to the energy industry infrastructure in the oil producing areas of the U.S. Gulf Coast in late August and September 2005, respectively, further tightened the offshore vessel market as E&P companies competed to find available vessels for the necessary repair work resulting from the damage caused by the two storms. Demand for the company’s vessels in the Gulf of Mexico prior to the two storms had already strengthened and business after the storms propelled charter rates past levels achieved in the 1997 and 2001 industry upturns. However, consistent with public reports, the company has seen some softening in the shallow water offshore vessel market as the needed infrastructure repair work slows and as numerous drilling rigs begin to relocate to international areas.

With completion of the needed repair work in the U.S. Gulf of Mexico, the number of available drilling rigs in the U.S. market should be the primary driver of the company’s future profitability in the U.S. market and, at present time, the offshore rig count in the Gulf of Mexico remains relatively depressed as compared to past up cycles. In addition, the strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue in the upcoming quarters. Over the longer term, the company’s U.S.-based fleet should be influenced more by the active offshore rig count than by any other single outside influence. Industry reports indicate that over the next three years the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 129 rigs to supplement the current approximately 688 movable rigs worldwide. Analysts have reported that the majority of the new jackups being delivered in calendar year 2007 will work in the international markets.

Commodity prices for crude oil and natural gas are critical factors in E&P companies’ decision to retain their drilling rigs in the U.S. Gulf of Mexico market or mobilize the rigs to profitable international markets. Natural gas prices were relatively weak during calendar year 2006 as inventory levels exceeded five-year averages due to mild weather. By mid-calendar year 2006, natural gas inventories exceeded the five-year average by 32% as reported by the Department of Energy and were well on their way to maximum storage capacity by the end of the summer which helped drive natural gas prices below $5.00 per Mcf. Natural gas prices have strengthened since calendar year 2007 began as demand for natural gas increased due to late winter cold temperatures in the Northern Hemisphere which reduced inventories to normalized levels. The company’s U.S. results of operations are primarily driven by natural gas exploration and production and, given the relative volatility and uncertainty in natural gas pricing in the near term, it is unknown how U.S.-based vessel demand will be affected. Certain industry analysts forecast near term weakness in the natural gas market but expect solid results in the latter portion of calendar year 2007 as excess inventory levels dissipate.

While these factors lead to questions about the immediate future activity level of the U.S. market, the company’s assets are highly mobile and should the U.S. market soften, the company has the ability to redeploy its vessels to international markets where the vessels may benefit from strong average day rates and earnings are taxed at statutory income tax rates that are typically lower than in the United States. In reaction to rigs departing the Gulf of Mexico during the latter part of calendar year 2006, the company relocated 16 vessels to international areas during fiscal 2007 where the vessels were contracted for more attractive term work at effectively more profitable dayrates than what the vessels were achieving in the Gulf of Mexico. The company will continue to assess the demand for vessels in the Gulf and consider relocating additional vessels to stronger international areas as necessary.

United States-based Operations

U.S.-based vessel revenues increased 27%, or $48.9 million, during fiscal 2007 as compared to fiscal 2006 due to higher average day rates and utilization. The company’s deepwater class of vessels contributed approximately 47% of revenue growth during fiscal 2007 as compared to fiscal 2006. Towing supply/supply vessels, the company’s most significant income producing vessel class in the U.S. market, generated approximately 67% of the revenue growth during the same comparative periods.

Revenues on the company’s crew/utility class of vessels during fiscal 2007 decreased by 6% as compared to fiscal 2006, due to fewer crew/utility vessels operating in the U.S. market resulting from Tidewater’s sale of crewboats during the fourth quarter of fiscal 2006. The company’s offshore tug class of vessels also had a reduction in revenues during fiscal 2007 of approximately 30% compared to fiscal 2006 due to the sale of the company’s offshore tugs that operated in the U.S. market.

Average day rates on the U.S.-based towing supply/supply vessels increased approximately 40% during fiscal 2007 as compared to fiscal 2006, while utilization rates on this same class of vessel decreased a modest 1% during fiscal 2007 as compared to fiscal 2006. Average day rates on the company’s U.S.-based deepwater class of vessels increased approximately 36% during fiscal 2007 as compared to fiscal 2006. During fiscal 2007, utilization rates on the deepwater class of vessels decreased a modest 1% as compared to fiscal 2006. During fiscal 2007, average day rates for the crew/utility class of vessels increased approximately 35% as compared to fiscal 2006 while utilization rates on the same class of vessel increased 5% during fiscal 2007 as compared to fiscal 2006.

U.S.-based operating profit increased approximately 49%, or $30.2 million, during fiscal 2007 as compared to fiscal 2006 primarily due to higher revenues which were partially offset by a 16% increase in vessel operating costs (primarily crew cost and repair and maintenance costs) and a 14% increase in depreciation expense. Increases in crew costs are primarily due to wage pressures while increases in repair and maintenance costs resulted from higher shipyard pricing combined with necessary repairs work needed on an aging fleet.

International-based Operations

International-based vessel revenues increased approximately 30%, or $201.7 million, for fiscal 2007 as compared to fiscal 2006 due to an increase in utilization and average day rates on all classes of vessels operating in the international market. The company’s international deepwater class, towing supply/supply class and crew/utility classes of vessels generated approximately 24%, 57% and 13% of the revenue growth during fiscal 2007 as compared to fiscal 2006 while the company’s offshore tugs contributed 5% of the revenue growth during the same comparative period.

Average day rates on the company’s international-based deepwater class of vessels increased approximately 25% during fiscal 2007 as compared to fiscal 2006 while utilization rates on the deepwater class of vessels increased 8% during the same comparative period. Average day rates on the international-based towing supply/supply vessels increased approximately 19% during fiscal 2007 as compared to fiscal 2006, while utilization rates on this same class of vessels increased 6% during fiscal 2007 as compared to fiscal 2006. During fiscal 2007, average day rates for the crew/utility class of vessels increased approximately 18% as compared to fiscal 2006 while utilization rates on the same class of vessels increased 13% during fiscal 2007 as compared to fiscal 2006. Average day rates and utilization on the company’s international-based offshore tugs increased approximately 9% and 18%, respectively during fiscal 2007 as compared to fiscal 2006.

Fiscal 2007 international-based vessel operating profit increased 73%, or $134.9 million, as compared to fiscal 2006 primarily due to higher revenues which were partially offset by an approximate 15% increase in vessel operating costs (primarily crew costs, repair and maintenance costs, fuel and lube, and brokers’ commission) and a 7% increase in depreciation expense. International crew costs increased primarily because the newer, technically sophisticated anchor handling towing supply vessels and platform supply vessels that have been added to the fleet generally require a greater number of specially trained fleet personnel than the older smaller vessels in the fleet. These same vessels incur higher maintenance costs as a result of the increased complexity and sophistication of the newer equipment installed on the vessels. In addition, crew costs increased due to worldwide wage pressures on all crew staff positions. Repair and maintenance costs also increased during the comparative periods because of necessary repair work needed on an aging fleet combined with higher shipyard pricing. Fuel costs increased due to higher per gallon price for fuel and more vessel mobilizations during fiscal 2007 as compared to fiscal 2006. Brokers’ commissions increased due to increases in revenues.

Other Items

Due to an improved safety record and lower claim costs and loss reserves, the company’s insurance and loss reserve costs decreased approximately 22% during fiscal 2007 as compared to fiscal 2006.

The company performed a thorough review of all the vessel classes in its fleet for asset impairment during the third quarter of fiscal 2007. The review resulted in no impairment charge. During fiscal 2006, the company’s review of asset impairment resulted in an impairment charge of $3.1 million on eight vessels in the company’s fleet. The eight vessels were written down to each vessel’s respective estimated fair value.

During the second quarter of fiscal 2007, the company entered into a definitive agreement with Crosby Marine Transportation, LLC to sell 14 of its offshore tugs, of which 12 operated in the United States and two operated internationally. The sale of 11 of the tugs closed in the company’s second quarter of fiscal 2007 for a total cash price of $34.8 million. The sale of the other three tugs closed during the third quarter of fiscal 2007 for a total sales price of $8.9 million. The culmination of the entire transaction resulted in an approximate $34.0 million pre-tax financial gain during fiscal 2007, or approximately $20.8 million after-tax ($0.37 per diluted common share after-tax).

Gain on sales of assets during fiscal 2007 is approximately 50% lower than during fiscal 2006 primarily due to the July 2005 sale of six KMAR 404 class of anchor handling towing supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million which resulted in a $65.9 million pre-tax financial gain.

Interest and miscellaneous income increased approximately 64%, or $10.7 million, as compared to fiscal 2006 because the company had higher levels of cash invested in short-term, interest-bearing securities during fiscal 2007 than in fiscal 2006.

Comparison of Fiscal 2006 to Fiscal 2005

Fiscal 2006 Market Conditions

Fiscal 2006 U.S. results of operations benefited from strong industry fundamentals which translated into higher utilization and average day rates for the company’s U.S.-based vessel fleet. Prospects for growth in the offshore market in the U.S. Gulf of Mexico showed significant improvement from the previous fiscal year. However, Hurricanes Katrina and Rita caused extensive damage to the energy industry infrastructure in the Gulf of Mexico and along the U.S. Gulf Coast resulting in an interruption in oil and gas production in the Gulf of Mexico. The U.S. Minerals Management Service (MMS) statistical report on production shut-ins due to Hurricanes Katrina and Rita dated March 22, 2006 reported that total shut-in oil production, for the period of September 26, 2005 to March 22, 2006, totaled approximately 25% of the yearly U.S. Gulf oil production.

During this same period of time, natural gas shut-in totaled approximately 19% of the yearly U.S. Gulf gas production as reported by MMS. Pre-storm offshore rig demand improved greatly and drilling activity was forecast to remain at improved levels well into calendar 2006. The E&P companies contracted offshore drilling rigs for longer durations than in past periods due to concerns over rig availability in the U.S. market. The market for offshore support vessels tightened as drilling operators discovered that offshore vessels that were in service were in short supply. The U.S. Gulf of Mexico supply boat market still had a significant number of vessels stacked that could resume active status, but only after expenditures to drydock to re-certify the vessels. The company did not experience any injuries to its personnel or damage or interruption of service to its fleet of vessels serving the offshore oil and gas industry in the Gulf of Mexico due to Hurricanes Katrina and Rita. The aftermath of the storms did not have any material impact on the company’s ability to respond to customer needs or its ability to fulfill contract commitments. Demand for the company’s available U.S.-based vessels prior to the two storms was strong and business after the storms propelled charter rates past levels achieved in the 1997 and 2001 industry upturns.

U.S.-based results of operations are primarily driven by natural gas exploration and production and, given the damage sustained to the offshore oil and gas infrastructure; the company’s vessels were in high demand in the Gulf of Mexico while repairs were made to offshore pipelines and platforms. The repair work in the Gulf of Mexico kept U.S.-based vessel demand high for the near term, but the offshore rig count in the Gulf of Mexico remained relatively depressed as compared to past up cycles. The uptick in U.S.-based business during the second half of fiscal 2006 was related to the repair work resulting from damage caused by Hurricanes Katrina and Rita. After the completion of the needed repair work in the U.S. Gulf of Mexico, the number of available drilling rigs in the U.S. market became the primary driver of the company’s future profitability in the U.S. market. The strength of the international drilling market attracted offshore rigs from the U.S. market over the past few years. This capacity constraint forced some E&P companies to delay drilling programs. Over the longer term, the company’s U.S.-based fleet will be influenced more by the active offshore rig count than by any other single outside influence. Fiscal 2006 analysts’ reports indicated that the offshore drilling rig count would increase as the new-build order books for jackup rigs stood at approximately 62 rigs. Nine of these rigs were scheduled for delivery in calendar 2006 while calendar years 2007, 2008 and 2009 were expected to have 21, 26 and 6 rig deliveries, respectively.

The company’s fiscal 2006 international results of operations benefited from higher average day rates, utilization and an increase in the number of vessels operating internationally. Improvements in the company’s average day rates and utilization were due to increases in international E&P spending and an increase in rig utilization in the international arena. Industry analysts forecast that demand for crude oil would remain strong throughout calendar year 2006 due to high crude oil prices due to strong domestic and international demand, tight crude oil inventory supplies and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of the Organization of Petroleum Exporting Countries (OPEC). During fiscal 2006, analysts forecast that calendar year 2006 E&P spending in the international markets would increase by approximately 15% from amounts spent in calendar 2005. Management anticipated international vessel demand would continue to improve along with the strong market conditions, although management believed that demand would be limited by the availability of drilling and production units to serve the industry. There were also a number of vessels under construction in the industry that will enter into service in the upcoming years that would increase the available supply of vessels to satisfy customer demands.

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

United States-based Operations

U.S.-based vessel revenues increased approximately 53%, or $62.1 million, during fiscal 2006 as compared to fiscal 2005 due to an increase in utilization rates and average day rates on all classes of vessels operating in the U.S. market. The company’s deepwater class of vessels contributed approximately 24% of revenue growth during fiscal 2006 as compared to fiscal 2005. Active towing supply/supply vessels, the company’s most significant income producing vessel class in the U.S. market, generated approximately 55% of the revenue growth during the same comparative period, while the crew/utility class contributed 15% of the revenue growth during the same comparative period. The company’s offshore tugs also had a positive contribution to the revenue increase generating 5% of the revenue growth during fiscal 2006 as compared to fiscal 2005.

Utilization rates on the company’s U.S.-based deepwater class of vessels increased approximately 14% during fiscal 2006 as compared to fiscal 2005 while average day rates for the deepwater vessels increased 41% during the comparative period. Utilization rates and average day rates for the U.S.-based towing supply/supply vessels increased approximately 12% and 43%, respectively, during fiscal 2006 as compared to fiscal 2005. Utilization rates on the company’s U.S.-based crew/utility class of vessels increased approximately 13% during fiscal 2006 as compared to fiscal 2005 while average day rates for the crew/utility class of vessels increased approximately 38% during the same comparative period. Lastly, utilization rates and average day rates on the U.S.-based offshore tugs increased approximately 7% and 28%, respectively, during fiscal 2006 as compared to fiscal 2005.

U.S.-based operating profit increased approximately $59.2 million during fiscal 2006 as compared to fiscal 2005 primarily due to higher revenues. Revenues generated during fiscal 2006 were slightly offset by higher vessel operating costs, specifically crew costs which increased due to competitive pressure on wages rates.

International-based Operations

International-based vessel revenues increased approximately 24%, or $129.4 million, during fiscal 2006 as compared to fiscal 2005 due to an increase in average day rates on all vessel classes. The company’s international deepwater class, towing supply/supply class and crew/utility class of vessels generated approximately 22%, 64% and 10%, respectively, of the revenue growth during fiscal 2006 as compared to fiscal 2005. The company’s offshore tugs and other classes of vessels also made positive contributions to fiscal 2006’s revenue growth, each contributing approximately 4% and 1%, respectively, to the increase in revenues earned. Revenues also improved due to an increase in total utilization of the international-based fleet which increased 3% during fiscal 2006 as compared to fiscal 2005.

International-based vessel operating profit increased 95%, or $90.7 million, during fiscal 2006 as compared to fiscal 2005 primarily due to higher revenues. Higher revenues were partially offset by increases in crew costs (resulting from an increase of vessels operating in the international market and due to additional United Kingdom multi-employer retirement fund expenses) and depreciation expense resulting from an increase in the number of vessels operating in the international market. Increased depreciation expense was a result of adding newly built vessels to the company’s fleet of vessels.

Other Items

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

Fiscal 2006 gain on sales of assets increased significantly as compared to fiscal 2005 due primarily to the July 26, 2005 sale of six KMAR 404 class of anchor handling towing supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after-tax, or $0.74 per diluted common share. The company also sold and/or scrapped an additional 45 vessels which resulted in additional gains on sales of assets of approximately $19.9 million during fiscal 2006.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessel withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

UTILIZATION:

Fiscal Year 2007	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	93.8%	99.4	100.0	100.0	98.3
Towing-supply/supply	64.2	64.0	59.6	55.9	61.2
Crew/utility	96.4	87.4	87.2	87.8	89.7
Offshore tugs	39.8	41.8	100.0	—	42.6
Total	68.0%	69.5	69.4	67.6	68.6
International-based fleet:
Deepwater vessels	89.3%	94.9	95.4	96.7	94.1
Towing-supply/supply	77.4	77.7	79.8	79.7	78.7
Crew/utility	83.8	86.2	89.3	85.7	86.3
Offshore tugs	72.1	65.1	63.3	70.7	67.7
Other	45.8	52.0	44.8	54.4	48.9
Total	78.4%	78.9	80.6	81.0	79.8
Worldwide fleet:
Deepwater vessels	90.2%	95.8	96.3	97.3	94.9
Towing-supply/supply	74.8	75.1	76.1	75.9	75.5
Crew/utility	85.8	86.4	89.0	86.0	86.8
Offshore tugs	63.9	61.7	64.0	70.6	64.8
Other	45.8	52.0	44.8	54.4	48.9
Total	76.4%	77.2	78.8	79.1	77.9

Fiscal Year 2006	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	100.0%	97.9	99.3	99.7	99.2
Towing-supply/supply	62.4	60.6	62.2	62.0	61.8
Crew/utility	80.6	86.6	88.0	86.6	85.5
Offshore tugs	26.2	26.4	32.7	30.8	28.9
Total	61.5%	61.9	65.0	64.5	63.2
International-based fleet:
Deepwater vessels	85.5%	82.7	89.4	89.9	86.8
Towing-supply/supply	71.5	72.1	75.8	76.8	74.1
Crew/utility	75.2	74.1	79.9	76.2	76.4
Offshore tugs	57.5	46.4	63.0	63.3	57.5
Other	34.6	35.7	44.3	28.8	35.9
Total	70.9%	69.6	75.5	75.2	72.8
Worldwide fleet:
Deepwater vessels	87.4%	85.2	91.1	91.7	88.8
Towing-supply/supply	69.7	69.9	73.2	74.0	71.7
Crew/utility	76.5	76.9	81.7	78.5	78.5
Offshore tugs	48.4	40.3	54.2	53.7	49.0
Other	34.6	35.7	44.3	28.8	35.9
Total	69.0%	68.0	73.3	72.9	70.8

Fiscal Year 2005	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	74.9%	94.1	91.7	91.6	87.2
Towing-supply/supply	50.7	54.6	57.6	57.1	55.0
Crew/utility	68.1	80.3	77.1	80.0	76.0
Offshore tugs	28.6	29.3	24.6	25.1	27.1
Total	51.2%	57.4	57.2	58.0	55.8
International-based fleet:
Deepwater vessels	72.6%	87.9	91.8	84.8	84.5
Towing-supply/supply	68.7	68.5	72.2	70.9	70.1
Crew/utility	75.1	74.0	77.0	75.7	75.5
Offshore tugs	64.1	68.3	62.2	61.6	64.0
Other	55.5	49.4	45.4	47.3	49.4
Total	69.2%	70.6	72.8	71.2	71.0
Worldwide fleet:
Deepwater vessels	73.1%	89.0	91.8	85.7	84.9
Towing-supply/supply	65.0	65.7	69.3	68.3	67.1
Crew/utility	73.2	75.6	77.0	76.7	75.6
Offshore tugs	50.2	55.6	50.8	51.3	52.0
Other	55.5	49.4	45.4	47.3	49.4
Total	64.9%	67.7	69.5	68.5	67.7

AVERAGE DAY RATES:

Fiscal Year 2007	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$21,380	23,442	26,551	28,305	24,928
Towing-supply/supply	11,645	12,102	12,655	12,461	12,181
Crew/utility	6,457	6,456	6,264	6,104	6,329
Offshore tugs	15,920	17,793	6,511	—	15,726
Total	$11,987	12,606	13,130	13,297	12,694
International-based fleet:
Deepwater vessels	$18,216	19,593	20,206	21,893	20,012
Towing-supply/supply	8,076	8,311	8,682	9,142	8,563
Crew/utility	3,748	3,895	3,982	4,375	4,004
Offshore tugs	5,964	6,328	5,934	6,501	6,179
Other	3,615	3,526	4,134	4,132	3,821
Total	$7,833	8,222	8,453	9,061	8,400
Worldwide fleet:
Deepwater vessels	$18,856	20,369	21,487	23,111	20,990
Towing-supply/supply	8,671	8,944	9,249	9,531	9,100
Crew/utility	4,229	4,319	4,313	4,636	4,375
Offshore tugs	7,534	7,469	5,952	6,505	6,922
Other	3,615	3,526	4,134	4,132	3,821
Total	$8,540	8,935	9,107	9,577	9,039

Fiscal Year 2006	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$15,041	17,456	20,306	20,006	18,401
Towing-supply/supply	7,169	7,569	9,474	10,545	8,706
Crew/utility	3,843	4,238	5,080	5,455	4,673
Offshore tugs	9,191	11,110	10,146	9,707	10,060
Total	$7,104	7,814	9,318	10,049	8,606
International-based fleet:
Deepwater vessels	$13,850	15,592	17,014	17,823	16,012
Towing-supply/supply	6,728	7,121	7,318	7,682	7,224
Crew/utility	3,292	3,306	3,444	3,541	3,399
Offshore tugs	4,960	5,847	6,129	5,735	5,669
Other	2,939	3,536	3,064	4,597	3,442
Total	$6,648	7,046	7,284	7,635	7,162
Worldwide fleet:
Deepwater vessels	$14,029	15,933	17,640	18,272	16,448
Towing-supply/supply	6,803	7,194	7,667	8,140	7,467
Crew/utility	3,426	3,547	3,845	4,018	3,716
Offshore tugs	5,632	6,914	6,841	6,407	6,440
Other	2,939	3,536	3,064	4,597	3,442
Total	$6,730	7,191	7,655	8,078	7,428

Fiscal Year 2005	First	Second	Third	Fourth	Year
Domestic-based fleet:
Deepwater vessels	$12,678	12,577	13,289	14,009	13,087
Towing-supply/supply	5,569	5,794	6,194	6,741	6,080
Crew/utility	3,035	3,357	3,477	3,689	3,382
Offshore tugs	7,385	7,566	7,388	9,648	7,874
Total	$5,736	5,909	6,136	6,735	6,117
International-based fleet:
Deepwater vessels	$12,680	11,847	12,553	13,165	12,552
Towing-supply/supply	6,050	6,202	6,288	6,561	6,279
Crew/utility	2,838	2,742	2,950	3,184	2,930
Offshore tugs	4,371	4,559	4,347	5,057	4,585
Other	1,579	1,262	1,201	1,418	1,375
Total	$5,723	5,874	6,064	6,372	6,013
Worldwide fleet:
Deepwater vessels	$12,680	11,959	12,648	13,279	12,636
Towing-supply/supply	5,972	6,134	6,273	6,591	6,246
Crew/utility	2,889	2,904	3,073	3,303	3,042
Offshore tugs	5,045	5,074	4,793	5,691	5,145
Other	1,579	1,262	1,201	1,418	1,375
Total	$5,726	5,881	6,076	6,433	6,032

The average age of the company’s 421 owned or chartered vessel fleet at March 31, 2007 is approximately 19.9 years. The average age of the 109 vessels that the company acquired or constructed in the last seven years as part of its new build and acquisition program, some of which were discussed in the “Vessel Construction Programs and Acquisition” section, is 4.6 years. The remaining 312 vessels have an average age of 25.2 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2007 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2007	2007	2006	2005
Domestic-based fleet:
Deepwater vessels	6	7	6	6
Towing-supply/supply	39	47	48	49
Crew/utility	12	13	20	21
Offshore tugs	—	5	17	19

Total	57	72	91	95

International-based fleet:
Deepwater vessels	30	29	30	32
Towing-supply/supply	217	209	205	198
Crew/utility	75	72	67	63
Offshore tugs	37	38	40	40
Other	5	6	8	12

Total	364	354	350	345

Owned or chartered vessels included in marine revenues	421	426	441	440
Vessels withdrawn from service	29	46	82	97
Joint-venture and other	13	18	27	31

Total	463	490	550	568

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 48, 67 and 74 stacked vessels at March 31, 2007, 2006 and 2005, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

During fiscal 2007, the company took delivery of five anchor handling towing supply vessels, one platform supply vessel and six crewboats (four from a joint-venture) and sold to third party operators or to scrap dealers 18 anchor handling towing supply vessels, 27 platform supply vessels, two crewboats, 16 offshore tugs and three other type vessels.

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

General and Administrative Expenses

Consolidated general and administrative expenses for the years ended March 31 consists of the following components:

(In thousands)	2007	2006	2005
Personnel	$60,732	52,165	42,392
Office and property	14,497	12,636	12,840
Sales and marketing	6,963	5,662	4,731
Professional service	9,560	9,295	7,378
Other	6,976	6,731	6,083

	$98,728	86,490	73,424

General and administrative expenses for fiscal 2007 were higher compared to fiscal 2006 due to the amortization of restricted stock granted in March 2006, 2005 and 2004; stock option expensing which became effective April 1, 2006 with the adoption of SFAS No. 123R; an improved business environment; and increased employee bonus plan costs resulting from increased earnings of the company.

General and administrative expenses for fiscal 2006 were higher compared to fiscal 2005 due primarily to the amortization of restricted stock granted in March 2005 and 2004; costs associated with the Sarbanes-Oxley Act of 2002; an improved business environment; and increased employee bonus plan costs resulting from increased earnings of the company. Fiscal 2006 general and administrative expenses were also higher as compared to fiscal 2005 due to costs associated with Hurricanes Katrina and Rita (approximately $1.8 million), including a Board of Director-approved employee assistance program for personal uninsured losses related to the hurricanes.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At March 31, 2007, the entire amount of the company’s $300 million revolving line of credit (which includes a mechanism for increasing the amount of the facility to $400 million) was available for future financing needs. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, whichever is earlier, unless extended by the Board of Directors. From inception of the July 2006 authorized repurchase program through March 31, 2007, the company expended $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At March 31, 2007, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to its current stock repurchase program.

During the prior fiscal year, in July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions, with the program expiring on June 30, 2006. From inception of this repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. As of March 31, 2006, the company spent $20.8 million for the repurchase and cancellation of 455,000 common shares, or an average price paid per common share of $45.64. At March 31, 2006, approximately $99.2 million was available to repurchase shares of the company’s common stock pursuant to the July 2005 stock repurchase program.

In May 2005, the company amended its $295 million revolving line of credit agreement (which expires in May 2010) by increasing the face amount of the facility from $295 million to $300 million and including a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow more flexibility in utilizing the facility.

On July 8, 2003, the company issued $300 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes sold to private institutional investors is 4.35%.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. Fiscal 2007 net cash from operating activities was $442.2 million. Significant components of cash provided by operating activities during fiscal 2007 include net earnings of $356.6 million, adjusted for non-cash items of $88.2 million and changes in working capital balances of $9.7 million.

Fiscal 2006 net cash from operating activities was $297.4 million. Significant components of cash provided by operating activities during fiscal 2006 include net earnings of $235.8 million, adjusted for non-cash items of $84.9 million and an increase in working capital of $23.2 million.

Fiscal year 2005 net cash from operating activities was $160.1 million. Significant components of cash provided by operating activities during fiscal 2005 include net earnings of $101.3 million, adjusted for non-cash items of $59.7 million and a increase in working capital of $1.0 million.

Investing Activities

Investing activities in fiscal 2007 used $151.2 million, which is attributed to the $235.2 million additions to properties and equipment partially offset by approximately $74.4 million of proceeds from the sales of assets and the collection of $9.5 million relating to the repayment of an outstanding financing arrangement the company had with Sonatide Marine Ltd., a 49% owned joint-venture. Additions to properties and equipment were comprised of approximately $37.4 million in capitalized major repair costs, $166.6 million for the construction of offshore marine vessels, $15.5 million for vessel enhancements, $12.9 million for the construction of an aircraft and $2.8 million of other properties and equipment purchases.

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

Investing activities for fiscal 2005 used $189.1 million of cash, which is primarily attributed to the $207.4 million additions to properties and equipment partially offset by approximately $18.3 million of proceeds from the sale of assets. Additions to properties and equipment was comprised of approximately $29.6 million in capitalized major repair costs, $2.4 million for vessel enhancements, $120.8 million for the construction of offshore marine vessels and $54.6 million for the acquisition of four vessels. Additions to properties and equipment were lower in fiscal 2005 as compared to fiscal 2004 due to fewer vessels purchased.

Financing Activities

Fiscal 2007 financing activities used $143.4 million of cash, which is primarily the result of $131.7 million used to repurchase common stock, $33.9 million used for the payment of common stock dividends of $0.60 per common share, $5.0 million used to repay debt and $0.9 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $5.0 million provided by debt borrowings and $23.2 million of proceeds from the issuance of common stock.

Fiscal 2006 financing activities used $119.9 million of cash, which included debt repayments of $110.0 million, principal payments on capitalized lease obligations of $14.2 million, repurchase of common stock of $20.8 million and $34.6 million of cash used for the payment of common stock dividends of $0.60 per share. This was offset primarily by $30.0 million of credit facility borrowings and $29.6 million from the issuance of common stock as a result of stock option exercises.

Fiscal 2005 financing activities provided $26.8 million of cash, which included debt repayments of $58.0 million and $34.3 million of cash used for quarterly payment of common stock dividends of $0.60 per share. This was offset primarily by $113.0 million of credit facility borrowings and $7.5 million from the issuance of common stock as a result of stock option exercises. Net borrowings were used to help finance the company’s various vessel construction programs and vessel acquisitions.

Interest and Debt Costs

Interest and debt costs incurred, net of interest capitalized, for fiscal 2007, 2006, and 2005 was approximately $9.7 million, $9.1 million, and $6.9 million, respectively. Interest costs capitalized during fiscal 2007, 2006, and 2005 was approximately $4.8 million, $6.3 million, and $10.0 million, respectively. Total interest and debt cost expense incurred in fiscal 2007 were higher than the previous two fiscal years because the relative-portion of interest cost capitalized during fiscal 2007 was less than in fiscal years 2006 and 2005.

Other Liquidity Matters

The company anticipates that over the next several years, it will continue to build, acquire or lease newer vessels in order to replace its aging vessels. The majority of the company’s core group of older vessels, its supply and towing supply vessels, were constructed between 1976 and 1983. As such, most of this vessel class exceeds 24 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s aging vessels in the core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources and liquidity will be available to fund the continuation of fleet replacement.

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

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of an estimated 413 million sterling, or approximately $825 million, total fund deficit as estimated by the MNOPF actuary that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s then current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, $0.5 million was paid during the quarter ended March 31, 2007.

In February 2007, the company received notification of an additional assessment for a shortfall in the original deficit in the amount of 0.3 million sterling, or approximately $0.5 million. The company recorded the full amount of the additional assessment in crew costs expense during the fourth quarter of fiscal 2007. According to the terms of the agreement, the company will pay the increase in eight equal installments including interest charges, beginning March 2007. In March 2007, the company provided an additional $3.0 million due to the finalization of the pension fund’s 2006 actuarial evaluation. The first installment on the additional $3.0 million is due in September 2007.

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

In April 2007, the company announced that it was conducting an internal investigation of its Nigerian operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of its Nigerian affiliate’s reimbursement of certain expenses incurred by a customs agent in connection with the temporary importation of its vessels into Nigeria, particularly the obtaining of certain permits that are necessary for the company’s vessels to operate in Nigerian offshore waters. The company further announced that the Audit Committee of the company’s Board of Directors had engaged the law firm of Steptoe & Johnson of Washington, D.C., a leading international law firm with significant experience in investigating and advising upon FCPA matters, to lead the investigation.

The Audit Committee commissioned the internal investigation in late February 2007 after management brought to its attention a settlement earlier that month of well-publicized criminal FCPA proceedings (the second in recent years) involving Vetco Gray Controls, a Houston-based oil service company with substantial operations in Nigeria. Tidewater’s management and the Audit Committee were concerned that the company’s Nigerian affiliate used the same third-party agent to process its temporary importation permits in Nigeria that was thought to be significantly implicated in the 2007 Vetco Gray proceedings. Given that the company uses the same third-party agent in other countries where its vessel are deployed, the Audit Committee also commissioned special counsel to assess the company’s compliance with the FCPA in those selected other countries.

Although the internal investigation is ongoing, enough progress has been made and reported to the Audit Committee by special counsel for the company to conclude that certain changes to its FCPA compliance program would provide the company greater assurance that its assets are not used, directly, or through an intermediary, to make improper payments, including in the areas of customs and immigration, and to also assure that the company is in compliance with the FCPA’s record-keeping requirements. Although the company has had a long term published policy requiring compliance with the FCPA, and broadly prohibiting any improper payments by the company to foreign or domestic officials, the company is in the process of adopting intermediate measures intended to minimize the possibility of FCPA violations while the internal investigation is ongoing, although additional measures may be required once the final report has been rendered to the Audit Committee.

The company has voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway and that it will cooperate fully with both agencies. The company is unable to predict whether either agency will open a proceeding to separately investigate this matter, or, if a proceeding is opened, what potential remedies, if any, these agencies may seek. In addition, although management will seek to avoid material disruption to its Nigerian operations, the company cannot gauge at this time the long-term effects of implementing the necessary corrective measures on its business in Nigeria. Based on the information obtained to date in the investigation, the company does not believe that any potential liability that may result is either probable or reasonably estimable, and, thus, no accrual has been recorded as of March 31, 2007. Should additional information be obtained the company will record a provision when the amount is both probable and reasonably estimable.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2007 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Period
Contractual Obligation	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt	$377,075	13,057	26,114	88,376	249,528
Operating Leases	$6,948	2,403	3,209	1,173	163
Bareboat Charter Leases	$52,117	4,718	13,454	13,454	20,491
Purchase Obligations	$5,800	5,800	—	—	—
Vessel Construction Obligations	$379,289	242,657	136,632	—	—
Capitalized Lease Obligations	$58,380	22,464	35,916	—	—

Total	$879,609	291,099	215,325	103,003	270,182

Off-Balance Sheet Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time, to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $75.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market.

In late March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during the second quarter of fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. The company is accounting for the two transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments. During fiscal 2007 and 2006, the company expensed approximately $1.5 million and $23,250, respectively, on these bareboat charter arrangements. Both charter hire operating lease terms expire in calendar year 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2017.

The company has three additional vessels to sell and simultaneously bareboat charter from BOAL&C under the agreement. The vessels are currently under construction and will be sold upon the vessels’ delivery to the market. BOAL&C agreed to pay actual invoice cost of the respective vessels being acquired, or $51.5 million. The vessels currently under construction are expected to be delivered to the market beginning June 2007 with final delivery of the last vessel in December 2007.

The company is exposed to possible interest rate fluctuation related to its commitment to the sale and simultaneous leaseback of three additional vessels it agreed to sell to Banc of America Leasing & Capital LLC as is fully explained in Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Revenue Recognition. The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts at times include escalation clauses to recover increases in specific costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Marine vessel revenues are recognized on a daily basis throughout the contract period.

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

The company performed its annual impairment test as of December 31, 2006, and the test determined there was no goodwill impairment. At March 31, 2007, the company’s goodwill balance represented 12% of total assets and 18% of stockholders’ equity. Interim testing will be performed if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include significant adverse industry or economic changes, significant business interruption due to political unrest or terrorism, unanticipated competition that has the potential to dramatically reduce the company’s earning potential, legal issues, or the loss of key personnel.

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

Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation. During fiscal 2005, the company refined its asset groupings and its testing methodology to increase the number of asset groups and better reflect the composition of its fleet and the markets within which it currently operates.

In addition to the periodic review of long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months. This review considers items such as the vessel’s age, length of time stacked and likelihood of a return to active service, among others. The company records an impairment charge when the carrying value of a vessel withdrawn from service or stacked vessel that is unlikely to return to service exceeds its estimated fair value. No impairment was recorded in fiscal 2007. During fiscal 2006 and 2005, $3.1 million and $1.7 million impairment charge was recorded, respectively.

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

Pension and Other Postretirement Benefits. The company sponsors a defined benefit pension plan and a supplemental executive retirement plan covering eligible employees of Tidewater Inc. and participating subsidiaries. The company also sponsors a defined contribution retirement plan that covers eligible U.S. fleet personnel and eligible employees of the company hired after December 31, 1995 and a post retirement plan for qualified retired employees. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions including the discount rate, the rate of compensation increases, retirement ages, mortality rates and expected long-term return on plan assets. These assumptions have a significant impact on the amounts reported. The company’s pension cost consists of service costs, interest costs, amortization of prior service costs or benefits, expected returns on plan assets and, in part, on a market-related valuation of assets. The Company considers a number of factors in developing its pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its result of operations or financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position, or whether it will choose to elect the option to report certain assets at fair value.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Based on preliminary analysis, management believes that adoption of FIN 48 will result in a decrease to retained earnings in the range of approximately $10 million to $15 million. Implementation is planned for the first quarter of fiscal 2008 after completion of the final analysis.

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

Also, the commodity price of steel has increased dramatically due to increased worldwide demand for the metal. Although prices moderated some in calendar year 2005, the price of steel remains high by historical standards. In addition, the cost of machinery and propulsion components have increased in recent years which impacts the cost of new vessels. If the price of steel, machinery and propulsion components continues to rise, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits.

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

At March 31, 2007, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at March 31, 2007 was estimated to be $284.8 million.

In May 2005, the company amended its $295 million revolving line of credit agreement (which expires in May 2010) by increasing the face amount of the facility from $295 million to $300 million and including a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10 to .25% and modified certain financial covenants, which would allow more flexibility in utilizing the facility.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of three of its vessels to BOAL&C. On March 24, 2006, the company entered into three interest rate swap transactions to effectively fix the amount of the lease payments on three vessels currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for each respective vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Any amounts received from the bank or paid to the bank as a result of the interest rate swap transactions will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At March 31, 2007, the three interest rate swaps had a combined fair value loss of approximately $0.8 million which is included in other liabilities in the consolidated balance sheet.

At March 31, 2006, the company had four interest rate swap transactions to effectively fix the amount of the lease payments on four vessels that were under construction at that time the company agreed to sell and leaseback from BOAL&C. At March 31, 2006, the four interest rate swaps had a combined fair value of $0.3 million which is included in other assets in the consolidated balance sheet.

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

The company had two spot contracts outstanding at March 31, 2007, totaling approximately $0.7 million that settled on April 1, 2007. The company had one currency spot contract outstanding at March 31, 2006, totaling approximately $1.5 million that settled on April 3, 2006.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $13.9 million. At March 31, 2007, the company had four forward contracts outstanding totaling $8.5 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. At March 31, 2007, the combined change in fair value of the four forward contracts was approximately $0.9 million was recorded as an increase to earnings during fiscal 2007 because the forward contracts did not qualify as hedge instruments. All future changes in fair value of the forward contracts will be recorded in earnings.

At March 31, 2006 the company had seven forward contracts outstanding totaling $13.8 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitment that totaled a U.S. dollar equivalent of approximately $22.6 million. At March 31, 2006, the forward contracts combined fair value of $0.6 million was included in other assets in the consolidated balance sheet. A portion of the forward contract was ineffective and accordingly the ineffective portion of the hedge totaling approximately $88,500 was recorded as an increase to earnings during the fourth quarter of fiscal 2006. For full disclosure on the company’s derivative financial instruments see Note 11 of Notes to Consolidated Financial Statements.

Because of its significant international operations, the company is exposed to currency fluctuations and exchange risk on all charter hire contracts denominated in foreign currencies. The company does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to, and has succeeded to, contract a significant majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is discussed in “Management’s Report on Internal Control Over Financial Reporting” which is included in “Item 15. Exhibits, Financial Statement Schedules” to this Annual Report on Form 10-K and appears on page F-2.

Audit Report of Deloitte & Touche LLP

Our independent registered public accounting firm has issued an audit report on management’s assessment of the effectiveness of the company’s internal control over financial reporting and on the effectiveness of the company’s internal control over financial reporting. This report is also included in “Item 15. Exhibits, Financial Statement Schedules” to this Annual Report on Form 10-K and appears on page F-3.

Changes in Internal Control Over Financial Reporting

There have been no changes in the company’s internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

All matters required to be disclosed on Form 8-K during the company’s fiscal 2007 fourth quarter have been previously disclosed on Form 8-K filed with the Securities and Exchange Commission.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the company is incorporated by reference to the section entitled “Election of Directors” of the company’s definitive proxy statement that will be filed no later than 120 days after March 31, 2007.

Information regarding Section 16(a) compliance is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” from the proxy statement.

Executive Officers of the Registrant

Name	Age	Position
Dean E. Taylor	58	Chairman of the Board of Directors since 2003. Chief Executive Officer since March 2002. President since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Cliffe F. Laborde (A)	55	Executive Vice President since 2000. Senior Vice President from 1992 to 2000. General Counsel since 1992.

Stephen W. Dick	57	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.

J. Keith Lousteau	60	Chief Financial Officer since 2000. Executive Vice President since 2003. Senior Vice President from 2000 to 2003. Vice President from 1987 to 2000. Treasurer since 1987.

Jeffrey M. Platt	49	Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.

(A)	Mr. Laborde has announced publicly that he will leave the company effective June 29, 2007.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the proxy statement described in Item 10 of this report.

Equity Compensation Plan Information

The following table provides information as of March 31, 2007 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B`)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A) (C)
Equity compensation plans approved by shareholders	2,462,671		$39.13	1,264,852	(1)
Equity compensation plans not approved by shareholders	—		—	—

Balance at March 31, 2007	2,462,671	(2)	$39.13	1,264,852

(1)	As of March 31, 2007, all of such remaining shares are issuable as stock options, but only 634,100 of such shares are issuable as restricted stock or other stock-based awards under the company’s 2006 Stock Incentive Plan.

(2)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2007, these shares would represent 4.2% of the then total outstanding common shares of the company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is incorporated by reference from the proxy statement described in Item 10 of this report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Audit Committee Report” in the proxy statement described in Item 10 of this report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

The consolidated financial statements of the company are included in Part II, Item 8 beginning on page F-1 of this Form 10-K.

(2)	Financial Statement Schedules

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report which begins on page F-1. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

(b)	Exhibits

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated January 31, 2007 (filed with the Commission as Exhibit 3.2 to Form 8-K on February 2, 2007).

Financing Agreements

10.1A	First Amendment dated May 18, 2005 to Amended and Restated Revolving Credit Agreement (filed with the Commission on Form 8-K on May 20, 2005, File No. 1-6311).

10.2	$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

Stock Plans

10.3+	Tidewater Inc. Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (Effective November 29, 2001) (filed with the Commission as Exhibit 10.3 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.4+	Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.5+	Tidewater Inc. 2001 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.6+	Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.7+	Form of Stock Option and Restricted Stock Agreement Under the Amended and Restated 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10.7 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.8+	Form of Restricted Stock Agreement Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.9+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan, and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File no. 1-6311).

10.10+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.10 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.11+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan (filed with the Commission as Exhibit 10.11 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.12+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.13+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.13 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.14+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.15+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.15 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.16+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (performance vesting) (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.17+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (time vesting) (filed with the Commission as Exhibit 10.17 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.18+	Directors Deferred Stock Units Plan effective December 13, 2006, (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-6311).

10.19+	2006 Stock Incentive Plan effective July 20, 2006, (filed as Exhibit 99.1 to the Form 8-K filed with the Commission on March 27, 2007, File No. 1-6311).

Other Incentive Plans

10.20+	Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003 (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.21+	Tidewater International Supplemental Executive Retirement Plan effective November 1, 2003 (filed with the Commission as Exhibit 10.14A to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.22+	Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.23+	Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000 (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.24+	Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 17, 2005, (filed with the Commission as Exhibit 10.22 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.25+	Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective March 31, 2005, (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.26+	Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective December 13, 2006 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-6311).

10.27	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.28+	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.1 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.29+	Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.30+	Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Compensation Arrangements

10.31+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311). .

10.32+	Summary of 2006 Executive Officers Base Salaries (filed with the Commission on Form 8-K on March 29, 2006, File No. 1-6311).

10.33+	Summary of Bonuses paid to three Executive Officers of the Company under the Tidewater Inc. 2006 Management Annual Incentive Plan, and of Bonus paid to the Company’s Chief Executive Officer under the Tidewater Inc. Executive Officer Annual Incentive Plan for fiscal year 2006 (filed with the Commission on Form 8- K on March 29, 2006, File No. 1-6311).

10.34+	Summary of Restricted Stock and Stock Options awarded to five Executive Officers of the Company under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission on Form 8-K on March 27, 2007, File No. 1-6311).

10.35+	Severance Agreement between Tidewater Inc. and J. Keith Lousteau dated as of May 10, 2007 (filed with the Commission as Exhibit 10.1 on Form 8-K dated May 14, 2007, File No. 1-6311).

Change of Control Agreements

10.36+	Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with four executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Exhibits

21	*	Subsidiaries of the company.

23	*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

Certifications

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 25, 2007.

TIDEWATER INC.
(Registrant)

By:	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

By:	/s/ Joseph M. Bennett
Joseph M. Bennett
Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 25, 2007.

/s/ Dean E. Taylor	/s/ William C. O’Malley
Dean E. Taylor	William C. O’Malley

/s/ Arthur R. Carlson	/s/ Paul W. Murrill
Arthur R. Carlson	Paul W. Murrill

/s/ Richard T. du Moulin	/s/ Richard A. Pattarozzi
Richard T. du Moulin	Richard A. Pattarozzi

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard	Jack E. Thompson

/s/ Jon C. Madonna	/s/ Nicholas J. Sutton
Jon C. Madonna	Nicholas J. Sutton

/s/ Miles J. Allison
Miles J. Allison

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Tidewater Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007 of the Company and our report dated May 24, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 24, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006 and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 7 to the consolidated financial statements, in 2007, the Company changed its method of accounting for share-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 24, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 24, 2007

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2007 and 2006

(In thousands)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$393,806	246,109
Trade and other receivables, less allowance for doubtful accounts of $5,890 in 2007 and $6,265 in 2006	286,808	237,428
Marine operating supplies	44,902	41,181
Other current assets	6,033	4,325

Total current assets	731,549	529,043

Investments in, at equity, and advances to unconsolidated companies	24,423	34,308
Properties and equipment:
Vessels and related equipment	2,609,324	2,457,947
Other properties and equipment	51,955	50,205

	2,661,279	2,508,152
Less accumulated depreciation and amortization	1,179,182	1,134,425

Net properties and equipment	1,482,097	1,373,727

Goodwill	328,754	328,754
Other assets	82,475	98,708

Total assets	$2,649,298	2,364,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	2,194	—
Accounts payable and accrued expenses	121,097	97,265
Accrued property and liability losses	6,130	7,223
Other current liabilities	17,259	11,266

Total current liabilities	146,680	115,754

Long-term debt	300,000	300,000
Capitalized lease obligations	19,712	—
Deferred income taxes	179,687	175,267
Accrued property and liability losses	15,510	21,732
Other liabilities and deferred credits	101,699	92,666
Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 57,476,898 shares at March 31, 2007 and 60,310,164 shares at March 31, 2006	5,748	6,031
Other stockholders’ equity	1,880,262	1,653,090

Total stockholders’ equity	1,886,010	1,659,121

Total liabilities and stockholders’ equity	$2,649,298	2,364,540

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2007, 2006, and 2005

(In thousands, except share and per share data)	2007	2006	2005
Revenues:
Vessel revenues	$1,097,582	846,982	655,526
Other marine revenues	27,678	30,635	36,624

	1,125,260	877,617	692,150

Costs and expenses:
Vessel operating costs	497,811	431,481	401,871
Costs of other marine revenues	24,119	23,836	29,453
Depreciation and amortization	116,184	107,526	99,613
General and administrative	98,728	86,490	73,424
Impairment of long-lived assets	—	3,050	1,733
Gain on sales of assets	(42,787)	(86,337)	(11,979)

	694,055	566,046	594,115

	431,205	311,571	98,035
Other income (expenses):
Foreign exchange gain (loss)	(1,543)	1,035	(327)
Equity in net earnings of unconsolidated companies	10,933	10,035	6,299
Minority interests	(338)	(16)	(59)
Interest and miscellaneous income	20,235	9,961	2,734
Interest and other debt costs	(9,657)	(9,074)	(6,887)

	19,630	11,941	1,760

Earnings before income taxes	450,835	323,512	99,795
Income tax expense (benefit)	94,189	87,756	(1,544)

Net earnings	$356,646	235,756	101,339

Basic earnings per common share	$6.38	4.11	1.78

Diluted earnings per common share	$6.31	4.07	1.78

Weighted average common shares outstanding	55,914,998	57,372,815	56,854,282
Incremental common shares from stock options	593,274	593,856	213,992

Adjusted weighted average common shares	56,508,272	57,966,671	57,068,274

Cash dividends declared per common share	$.60	.60	.60

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Years Ended March 31, 2007, 2006 and 2005

(In thousands)	Common stock	Additional paid-in capital	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Grantor Trust Stock Ownership Program (GSOP)	Total
Balance at March 31, 2004	$6,070	306,143	1,149,577	(4,357)	(12,715)	(78,608)	1,366,110
Net earnings	—	—	101,339	—	—	—	101,339
Other Comprehensive Income:
Unrealized gain/(losses) on available-for-sale securities	—	—	—	—	11	—	11
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(975)	—	(975)
Changes in Pension Plan minimum liability	—	—	—	—	(1,016)	—	(1,016)

Total Comprehensive income							99,359

Issuance of restricted stock	2	3,053	—	(5,987)	—	2,932	—
Stock option activity	—	2,334	—	—	—	6,107	8,441
Cash dividends declared	—	—	(34,286)	—	—	—	(34,286)
Issuance of common shares	—	435	—	—	—	900	1,335
Amortization/cancellation of restricted stock	—	(142)	—	1,845	—	40	1,743

Balance at March 31, 2005	$6,072	311,823	1,216,630	(8,499)	(14,695)	(68,629)	1,442,702
Net earnings	—	—	235,756	—	—	—	235,756
Other Comprehensive Income:
Unrealized gains/(losses) on available-for- sale securities	—	—	—	—	105	—	105
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(518)	—	(518)
Changes in Pension Plan minimum liability	—	—	—	—	(2,038)	—	(2,038)
Changes in fair value of derivative instruments	—	—	—	—	505	—	505

Total Comprehensive income							233,810

Issuance of restricted stock	9	9,944	—	(13,037)	—	3,084	—
Stock option activity	(2)	16,242	—	—	—	18,620	34,860
Cash dividends declared	—	—	(34,575)	—	—	—	(34,575)
Issuance of common shares	—	462	—	—	—	470	932
Retirement of common stock	(46)	(20,719)	—	—	—	—	(20,765)
Amortization/cancellation of restricted stock	(2)	(1,089)	—	3,248	—	—	2,157

Balance at March 31, 2006	$6,031	316,663	1,417,811	(18,288)	(16,641)	(46,455)	1,659,121
Net earnings	—	—	356,646	—	—	—	356,646
Other Comprehensive Income:
Unrealized gains/(losses) on available-for- sale securities	—	—	—	—	(386)	—	(386)
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(1,398)	—	(1,398)
Changes in Pension Plan minimum liability	—	—	—	—	(65)	—	(65)
Adoption of SFAS 158	—	—	—	—	(1,118)	—	(1,118)
Changes in fair value of derivative instruments	—	—	—	—	(999)	—	(999)

Total Comprehensive income							352,680

Issuance of restricted stock	12	6,721	—	(6,733)	—	—	—
Stock option activity	(10)	14,578	—	—	—	19,895	34,463
Cash dividends declared	—	—	(33,889)	—	—	—	(33,889)
Issuance of common shares	—	819	—	—	—	608	1,427
Retirement of common stock	(281)	(131,454)	—	—	—	—	(131,735)
Amortization/cancellation of restricted stock	(4)	(1,902)	—	5,849	—	—	3,943

Balance at March 31, 2007	$5,748	205,425	1,740,568	(19,172)	(20,607)	(25,952)	1,886,010

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2007, 2006 and 2005

(In thousands)	2007	2006	2005
Operating activities:
Net earnings	$356,646	235,756	101,339
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	116,184	107,526	99,613
Provision for deferred income taxes	7,030	55,560	(33,867)
Impairment of long-lived assets	—	3,050	1,733
Gain on sales of assets	(42,787)	(86,337)	(11,979)
Equity in earnings of unconsolidated companies, less dividends	(374)	(2,233)	1,663
Minority interests, less dividends	(5)	(68)	(86)
Compensation expense – stock based	8,115	3,248	1,845
Tax benefit on stock compensation	—	4,124	823
Changes in assets and liabilities, net:
Trade and other receivables	(38,335)	(64,521)	(5,691)
Marine operating supplies	(3,721)	297	(1,040)
Other current assets	(1,714)	(488)	(517)
Accounts payable and accrued expenses	22,252	28,085	6,365
Accrued property and liability losses	(1,066)	(2,344)	169
Other current liabilities	8,196	11,213	2,361
Other, net	4,674	4,510	(2,669)

Net cash provided by operating activities	435,095	297,378	160,062

Investing activities:
Proceeds from sales of assets	74,422	225,616	18,296
Additions to properties and equipment	(235,182)	(172,408)	(207,391)
Repayments of advances to unconsolidated companies	9,496	—	—
Other	108	—	(30)

Net cash (used in) provided by investing activities	(151,156)	53,208	(189,125)

Financing activities:
Principal payments on debt	(5,000)	(110,000)	(58,000)
Principal payments on capitalized lease obligations	(909)	(14,158)	(1,385)
Debt borrowings	5,000	30,000	113,000
Proceeds from issuance of common stock	23,156	29,645	7,474
Cash dividends	(33,889)	(34,575)	(34,286)
Excess tax benefits on stock options exercised	7,135	—	—
Stock repurchases	(131,735)	(20,765)	—

Net cash (used in) provided by financing activities	(136,242)	(119,853)	26,803

Net change in cash and cash equivalents	147,697	230,733	(2,260)
Cash and cash equivalents at beginning of year	246,109	15,376	17,636

Cash and cash equivalents at end of year	$393,806	246,109	15,376

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,030	14,993	16,387
Income taxes	$78,144	30,525	33,699
Non-cash financing activities:
Capital leases	$22,815	—	—

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007, 2006, and 2005

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

The following is a summary of net properties and equipment at March 31, 2007 and 2006:

	2007		2006
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	373	$1,265,844	368	$1,214,195
Stacked vessels	48	13,869	67	20,170
Vessels withdrawn from service	29	2,867	66	10,163
Marine equipment under construction		182,964		112,261
Other property and equipment		16,553		16,938

Totals	450	$1,482,097	501	$1,373,727

The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical opportunities arise to use the vessels to provide marine services, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2007 and 2006 have an average age of 26.9 and 25.2 years, respectively.

Vessels withdrawn from service represent those vessels which management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics. Vessels withdrawn from service at March 31, 2007 and 2006 have an average age of 27.0 and 26.2 years, respectively.

All vessels are classified in the company’s consolidated balance sheets in Properties and Equipment. No vessels are classified as held for sale because no vessel meets the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Stacked vessels and vessels withdrawn from service are reviewed for impairment semiannually.

Goodwill

The company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested annually for impairment using a fair value-based approach and does not permit amortization of goodwill as previously required by Accounting Principles Board (APB) Opinion No. 17, “Intangible Assets.” An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. At March 31, 2007, the company’s goodwill represented 12% of total assets and 18% of stockholders’ equity.

Impairment of Long-Lived Assets

The company accounts for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics, including stacked vessels that have not been withdrawn from service, are grouped for asset impairment testing.

Although the company believes its assumptions and estimates are reasonable, material deviations from the assumptions and estimates could produce a materially different result. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

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

Pension and Other Postretirement Benefits

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires that the funded status of the company’s defined benefit pension and other postretirement benefit plans be fully recognized in the company’s statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The company adopted SFAS No. 158 as of March 31, 2007. The effect of the adoption on the company’s financial condition at March 31, 2007 is included in the company’s consolidated balance sheets. See Note 5 to the Consolidated Financial Statements for a further discussion on pensions and other postretirement benefits.

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

Revenue Recognition

The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts at times include escalation clauses to recover specific additional costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Vessel revenues are recognized on a daily basis throughout the contract period.

Operating Costs

Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages, repair and maintenance, insurance, fuel, lube oil and supplies, vessel operating leases and other vessel expenses such as brokers commissions and crew personnel training costs. Repair and maintenance costs include both routine costs and major drydocking repair costs. Vessel operating costs are recognized as incurred on a daily basis.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of the company’s existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses are included in the consolidated statements of earnings.

Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires the reporting of both basic earnings per share and diluted earnings per share. The calculation of basic earnings per share is based on the weighted average number of shares outstanding and therefore excludes any dilutive effect of stock options and restricted stock grants, while diluted earnings per share includes the dilutive effect of stock options and restricted stock grants. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis.

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

Stock-Based Compensation

On April 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107 in April 2005, which provides supplemental implementation guidance for SFAS 123R.

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

Prior to SFAS 123R adoption, the company measured compensation expense for its stock-based compensation plans using the intrinsic value recognition and measurement principles as prescribed by APB Opinion No. 25 and related interpretations. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the company’s Consolidated Statements of Earnings for fiscal 2006 and 2005. The company also used the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123. The following table illustrates the effects on net earnings and earnings per share in fiscal years 2006 and 2005 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

(In thousands)	2006	2005
Net earnings as reported	$235,756	101,339
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	2,324	1,185
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(6,085)	(6,760)

Pro forma net earnings	$231,995	95,764

Basic earnings per common share:
As reported	$4.11	1.78
Pro forma	$4.04	1.68
Diluted earnings per common share:
As reported	$4.07	1.78
Pro forma	$4.00	1.68

See Note 7 to the Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Derivative Instruments and Hedging Activities

The company uses SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) as amended. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk related to the company’s commitment to sell and simultaneously leaseback three of its vessels to Bank of America Leasing & Capital LLC. The company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as foreign currency or interest rate hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Amounts representing hedge ineffectiveness are recorded in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its result of operations or financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements’” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its result of operations or financial position, or whether it will choose to elect the option to report certain assets at fair value.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Based on preliminary analysis, management believes that adoption of FIN 48 will result in a decrease to retained earnings in the range of approximately $10 million to $15 million. Implementation is planned for the first quarter of fiscal 2008 after completion of the final analysis.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

2006 Cash Flow Statement

An immaterial correction was made to the 2006 statement of cash flows to increase net cash provided by operating activities and net cash used in financing activities by $13.8 million to properly present the payment of a capital lease obligation. These corrections had no effect on previously reported net income, stockholders’ equity, or net change in cash and cash equivalents.

(2)	Investment in Unconsolidated Companies

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint-venture companies at March 31 were as follows:

	Percentage ownership	(In thousands)
		2007	2006
Sonatide Marine Ltd. (Luanda, Angola)	49%	$24,388	32,912
Others	20%-50%	35	1,396

		$24,423	34,308

During the first quarter of fiscal 2007, the company collected $9.5 million related to an outstanding financing arrangement the company had with Sonatide Marine Ltd. The financing arrangement was entered into during fiscal 2004 after the company sold three crewboats to Sonatide Marine Ltd. for $11.8 million. The loan was restructured during fiscal 2005 and under the terms of the new financing arrangement, the loan was payable in 60 equal installments (beginning in June 2004 and ending in May 2009), plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. As of March 31, 2006 and 2005, $10.3 million and $13.5 million, respectively, was owed the company related to the financing arrangement.

During fiscal 2007, Provident Marine Ltd., a 49% owned joint-venture company was dissolved. As a result of the dissolution, the company and the joint-venture partner Maritime Oil Services Ltd. agreed to distribute the assets. The company received four of the nine crewboats in the dissolution of the joint-venture company and accordingly the company’s joint-venture vessel count decreased by nine vessels while the wholly-owned crewboat count increased by four vessels.

(3)	Income Taxes

Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

(In thousands)	2007	2006	2005
United States	$115,606	126,533	(4,505)
International	335,229	196,979	104,300

	$450,835	323,512	99,795

Income tax expense (benefit) for the years ended March 31 consists of the following:

(In thousands)	U.S.		International	Total
	Federal	State
2007
Current	$43,861	2,463	40,835	87,159
Deferred	8,604	—	(1,574)	7,030

	$52,465	2,463	39,261	94,189

2006
Current	$4,153	(340)	28,383	32,196
Deferred	56,916	—	(1,356)	55,560

	$61,069	(340)	27,027	87,756

2005
Current	$(3,339)	57	35,605	32,323
Deferred	(32,066)	—	(1,801)	(33,867)

	$(35,405)	57	33,804	(1,544)

The actual income tax expense for the years ended March 31, 2007, 2006, and 2005 differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following:

(In thousands)	2007	2006	2005
Computed “expected” tax expense	$157,792	113,229	34,928
Increase (reduction) resulting from:
Foreign income taxed at different rates	(61,813)	(19,158)	—
Foreign tax credits not previously recognized	(1,574)	(1,356)	(1,801)
Overaccrual of prior year taxes on certain foreign earnings	—	—	(579)
Utilization of net operating loss carryforwards	—	—	(4)
Current foreign earnings not subject to taxation	(1,341)	(879)	(1,810)
Expenses which are not deductible for tax purposes	90	97	124
State taxes	1,601	(221)	37
Effect of reversal of previously recorded deferred taxes on timing differences of non-U.S. subsidiaries	—	—	(31,772)
Other, net	(566)	(3,956)	(667)

	$94,189	87,756	(1,544)

The company’s fiscal 2007, 2006 and 2005 effective annual tax rate was 20.9%, 27.1%, and (1.6%), respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2007 and 2006 are as follows:

(In thousand)	2007	2006
Deferred tax assets:
Financial provisions not deducted for tax purposes	$24,491	21,972
Tax credit carryforwards	8,299	13,117
Other	70	381

Gross deferred tax assets	32,860	35,470
Less valuation allowance	—	—

Net deferred tax assets	32,860	35,470

Deferred tax liabilities:
Depreciation and amortization	(178,825)	(174,615)
Other	(862)	(652)

Gross deferred tax liabilities	(179,687)	(175,267)

Net deferred tax liabilities	$(146,827)	(139,797)

The provisions of the American Jobs Creation Act of 2004 (the Act), were effective for the company as of April 1, 2005. As a result of the Act, the company will no longer be liable for U.S. taxes on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. Accordingly, at March 31, 2005, the company reversed all previously recorded deferred tax assets and liabilities related to timing differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings are now anticipated to be indefinitely reinvested abroad. This resulted in an approximate $31.8 million reduction of income tax expense in the fourth quarter of fiscal 2005.

The company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The differences relate primarily to undistributed earnings and stock basis differences. Though the company does not anticipate repatriation of funds, a current U.S. tax liability would be recognized when the company receives those foreign funds in a taxable manner such as through receipt of dividends or sale of investments. As of March 31, 2007, the total amount for which U.S. deferred taxes have not been recognized is approximately $512.0 million. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which would become available as a result of a transaction. The American Jobs Creation Act of 2004 provided for a special one-time tax deduction of 85% of certain foreign earnings repatriated in either fiscal 2005 or 2006. The company evaluated the repatriation provision, and consistent with its decision to reinvest all future earnings of its foreign subsidiaries, concluded that the repatriation of unremitted foreign earnings provides no benefit to the company, and has no effect on income tax expense as reported.

As of March 31, 2007, the company has foreign tax credit carry-forwards approximating $8.3 million that expire in 2014 and 2015.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2007, 2006 and 2005 totaled approximately $7.1 million, $4.1 million and $0.8 million, respectively.

(4)	Debt

Revolving Credit Agreement

In May 2005, the company amended its $295 million revolving line of credit agreement (which expires in May 2010) by increasing the face amount of the facility from $295 million to $300 million and including a mechanism for increasing the amount of the facility up to $400 million. Borrowings bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50% to 1.125% based on the company’s funded debt to total capitalization ratio. The amended agreement reduced the annual fee on the unused portion of the facility to a range between .10% to .25% and modified certain financial covenants, which would allow more flexibility in utilizing the facility.

There were no borrowings outstanding under the revolving credit agreement at March 31, 2007 and 2006.

Prior to the amendment on May 18, 2005, borrowings under the company’s $295 million revolving credit agreement bore interest at the company’s option, at prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .75% to 1.25% based on the company’s funded debt to total capitalization ratio. Any borrowings under the agreement were unsecured and the company paid an annual fee of .20% to .30% on the unused portion of the facility as determined by the company’s funded debt to total capitalization ratio.

Under the terms of the revolving credit agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, maintenance of certain debt to capitalization ratios and debt to earnings ratios. The revolving credit agreement also limits the company’s ability to encumber its assets for the benefit of others.

Senior Debt Notes

At March 31, 2007 and 2006, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with original maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The terms of the notes limit the amount of company debt, and the company’s debt to total capitalization ratio cannot exceed 55%. The fair value of this debt at March 31, 2007 and 2006 was estimated to be $284.8 million and $279.8 million, respectively.

Scheduled principal payments of senior notes as of March 31, 2007 are as follows:

Year ending March 31,	(In thousands)
Principal Payments
2008	$—
2009	—
2010	—
2011	25,000
2012	40,000
Thereafter	235,000

Total	$300,000

Capitalized Lease Obligations

Leased equipment, before accumulated depreciation of $0.3 million, included in properties and equipment in the accompanying consolidated balance sheets at March 31, 2007 and 2006 was approximately $22.8 million and $0 million, respectively.

Future lease payments under capitalized leases in effect at March 31, 2007 is as follows:

Year ending March 31,	(In thousands)
2008	$3,443
2009	19,936
2010	—
2011	—
2012	—
Thereafter	—

Total future lease payments	23,379
Less Interest	1,473

Present value of future lease payments	21,906
Less current maturities	2,194

Capitalized lease obligations excluding current maturities	$19,712

Debt Costs

Interest and debt costs incurred, net of interest capitalized, for fiscal 2007, 2006 and 2005 was approximately $9.7 million, $9.1 million, and $6.9 million, respectively. Interest costs capitalized during fiscal 2007, 2006 and 2005 was approximately $4.8 million, $6.3 million, and $10.0 million, respectively.

(5)	Employee Benefit Plans

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the employee’s contribution to the plan up to a maximum of 6% of the employee’s base salary. The plan held 374,938 shares and 453,337 shares of the company’s common stock at March 31, 2007 and 2006, respectively. Amounts charged to expense for the plan for 2007, 2006 and 2005 were $1.6 million, $1.1 million, and $1.4 million, respectively.

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. Approximately 70% of the pension plan assets are invested in fixed income securities with the balance invested in equity securities and cash and cash equivalents. The plan does not invest in Tidewater stock. The company’s policy is to fund the plan based upon minimum funding requirements of the Employee Retirement Income Security Act of 1974. The company contributed $0.9 million to the defined benefit pension plan during fiscal 2007 and expects to contribute $1.3 million to the plan during fiscal 2008. The company contributed $0.8 million to the defined benefit pension plan during fiscal 2006. Certain benefits programs are maintained in several other countries that provide retirement income for covered employees.

The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, which consists of a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Trust assets at March 31, 2007 and 2006 were $16.7 million and $10.6 million, respectively, and the company’s obligation under the supplemental plan, which is included in “other liabilities and deferred credits” on the consolidated balance sheet, amounted to $24.2 million and $16.2 million, respectively, at March 31, 2007 and 2006. The company contributed $6.0 million to the supplemental plan during fiscal 2007 and expects to contribute, at a minimum, $0.9 million during fiscal 2008. The company was not required to and did not make a contribution to the supplemental plan during fiscal 2006.

Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan was amended during the year ended March 31, 2006 to eliminate prescription drug coverage for Medicare eligible participants and to provide an alternative high deductible plan design. This plan is funded through payments as benefits are required.

Changes in plan assets and obligations during the years ended March 31, 2007 and 2006 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as

“Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2007 and 2006 were as follows:

	Pension Benefits				Other Benefits
(In thousands)	2007		2006		2007		2006
Change in benefit obligation
Benefit obligation at beginning of year	$68,001		61,970		33,636		41,902
Service cost	929		760		1,292		2,011
Interest cost	3,671		3,527		1,653		2,365
Participant contributions	—		—		448		378
Plan amendments	—		—		—		(27,870)
Benefits paid	(2,821)		(2,714)		(1,065)		(1,687)
Actuarial (gain) loss	4,053		4,458		(3,404)		16,537

Benefit obligation at end of year	$73,833		68,001		32,560		33,636

Change in plan assets
Fair value of plan assets at beginning of year	$40,729		40,204		—		—
Actual return	1,631		1,577		—		—
Employer contributions	1,731		1,662		617		1,309
Participant contributions	—		—		448		378
Benefits paid	(2,821)		(2,714)		(1,065)		(1,687)

Fair value of plan assets at end of year	$41,270		40,729		—		—

Reconciliation of funded status
Fair value of plan assets	$41,270		40,729		—		—
Benefit obligation	73,833		68,001		32,560		33,636

Funded (unfunded) status	(32,563)		(27,272)		(32,560)		(33,636)
Unrecognized actuarial loss	—	(A)	15,905		—	(A)	25,537
Unrecognized prior service cost (benefit)	—	(A)	165		—	(A)	(27,439)

Net amount recognized	$—	(A)	(11,202)		—	(A)	(35,538)

Net amount recognized in statement of financial position consists of:
Noncurrent assets	$—		—	(A)	—		—	(A)
Current liabilities	(944)		—	(A)	(1,433)		—	(A)
Noncurrent liabilities	(31,619)		—	(A)	(31,127)		—	(A)
Accrued benefit liability	—	(A)	(23,213)		—	(A)	(35,538)
Intangible asset	—	(A)	593		—	(A)	—
Pre-tax amount included in accumulated other comprehensive loss	—	(A)	11,418		—	(A)	—

Net amount recognized	$(32,563)		(11,202)		(32,560)		(35,538)

(A)	Due to the adoption of SFAS No. 158, the pension and postretirement benefits are not comparable on a year-to-year basis. See Note 1 to Notes to Consolidated Financial Statements for additional discussion on SFAS No. 158.

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2007	2006
Projected benefit obligation	$73,833	68,001
Accumulated benefit obligation	67,627	63,941

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the U.S. defined benefit pension plan and supplemental plan):

(In thousands)	2007	2006
Projected benefit obligation	$73,833	68,001
Accumulated benefit obligation	67,627	63,941
Fair value of plan assets	41,270	40,729

Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2007, 2006 and 2005 include the following components:

(In thousands)	2007	2006	2005
Service cost	$929	760	696
Interest cost	3,671	3,527	3,354
Expected return on plan assets	(2,510)	(2,450)	(2,559)
Amortization of prior service cost	60	89	98
Recognized actuarial loss	1,321	948	842

Net periodic pension cost	$3,471	2,874	2,431

Net periodic postretirement health care and life insurance costs for 2007, 2006 and 2005 include the following components:

(In thousands)	2007	2006	2005
Service cost	$1,292	2,011	1,758
Interest cost	1,653	2,365	2,347
Amortization of prior service cost	(2,200)	(14)	(23)
Recognized actuarial loss	1,546	506	559

Net periodic postretirement benefit cost	$2,291	4,868	4,641

The company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective March 31, 2007. Due to the recognition of FAS No. 158, the accumulated other comprehensive loss as of March 31, 2007 increased by approximately $1.7 million (or $1.1 million net of tax) for the pension benefits and other benefits. Amounts recognized as a component of accumulated other comprehensive loss as of March 31, 2007 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$19,936	18,369
Unrecognized prior service cost (benefit)	105	(23,021)

Pre-tax amount included in accumulated other comprehensive loss	$20,041	(4,652)

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$1,808	1,357
Unrecognized prior service cost (benefit)	24	(2,187)

Prior to recognition of FAS No. 158, the company was required to recognize a minimum liability if the U.S. defined benefits pension plan or supplemental plan had an accumulated benefit obligation in excess of plan assets. Adjustments to the minimum liability were included in other comprehensive income.

(In thousands)	2007		2006
Per-tax increase in minimum liability included in other comprehensive income	$	(A)	3,933

(A)	Due to the adoption of SFAS No. 158, the pension and postretirement benefits are not comparable on a year-to-year basis. See Note 1 to Notes to Consolidated Financial Statements for additional discussion on SFAS No. 158.

Assumptions used to determine net benefit obligations for the fiscal years ended March 31 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	5.75%	5.5%	5.75%	5.5%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31 were as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Expected long-term rate of return on assets	6.25%	6.25%	6.75%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

The following table provides the target and actual asset allocations for the U.S. defined benefits pension plan:

	Target	Actual as of 2007	Actual as of 2006
Equity securities	15%	13%	12%
Debt securities	80%	70%	73%
Other, primarily cash	5%	17%	15%

Total	100%	100%	100%

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligation at March 31, 2007, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2008	$3,568	1,433
2009	3,884	1,575
2010	4,301	1,825
2011	4,710	1,996
2012	5,051	2,170
2013 - 2017	30,201	12,720

Total 10-year estimated future benefit payments	$51,715	21,719

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at March 31, 2007 was 10%, gradually declining to 5% in the year 2012 and thereafter. The assumed health care cost trend rate used in measuring the net periodic postretirement benefit cost for the year ended March 31, 2007 was 10%, gradually declining to 5% in the year 2011 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $4.6 million at March 31, 2007 and increase the total of service and interest cost for the year ended March 31, 2007 by $0.5 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $3.7 million at March 31, 2007 and decrease the total of service and interest cost for the year ended March 31, 2007 by $0.4 million.

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee’s compensation to an employee benefit trust. The cost of the plan for fiscal 2007, 2006 and 2005 was $1.7 million, $1.9 million and $1.6 million, respectively. Forfeitures totaling approximately $0.2 million, $0.1 million and $0.2 million reduced the costs of the plan for fiscal 2007, 2006 and 2005, respectively.

A non-qualified supplemental savings plan is provided to executive officers and designated employees who have the opportunity to defer up to 50% of their eligible compensation that cannot be deferred under the existing 401 (k) plan due to IRS limitations. A company match is provided on these contributions equal to 50% of the first 6% of eligible compensation deferred by the employee. The plan also allows participants to defer up to 100% of their bonuses. In addition, an amount equal to any refunds that must be made due to the failure of the 401(k) nondiscrimination test may be deferred into this plan.

(6)	Other Assets, Other Liabilities and Deferred Credits and Accumulated Other Comprehensive Income

A summary of other assets at March 31 follows:

(In thousands)	2007	2006
Recoverable insurance losses	$15,510	21,732
Deferred income tax assets	32,860	35,470
Other	34,105	41,506

	$82,475	98,708

A summary of accounts payable and accrued expenses at March 31 follows:

(In thousands)	2007	2006
Trade payables	$35,156	31,151
Payroll and related payables	27,484	22,778
Accrued expenses	58,457	43,336

	$121,097	97,265

A summary of other liabilities and deferred credits at March 31 follows:

(In thousands)	2007	2006
Postretirement benefits liability	$31,127	35,136
Pension liability	35,970	26,299
Minority interests in net assets of subsidiaries	1,123	1,128
Deferred vessel revenues	2,669	2,033
Income taxes	13,191	15,605
Other	17,619	12,465

	$101,699	92,666

A summary of accumulated other comprehensive income at March 31 follows:

(In thousands)	2007	2006
Currency translation adjustments	$10,578	10,578
Derivatives – marked-to-market, net of tax of $538 in 2007 and $272 in 2006	494	(505)
Unrealized gains on available-for-sale securities, net of tax of $208 in 2007 and $57 in 2006	(467)	(853)
Benefit plans minimum liabilities, net of tax of $1,390 in 2007 and $1,376 in 2006	10,002	7,421

	$20,607	16,641

(7)	Stock-Based Compensation

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

Prior to the adoption of SFAS 123R, the company applied the intrinsic value recognition and measurement principles prescribed by APB Opinion No. 25 in accounting for its plans during fiscal 2006 and 2005 and, accordingly, no compensation cost was recognized for its stock options in the consolidated financial statements during fiscal years 2006 and 2005. The effect on the company’s net earnings had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 is disclosed in Note 1 of Notes to Consolidated Financial Statements.

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

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has the authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2007, 3,727,523 shares of common stock are reserved for issuance under the plans of which 1,264,852 shares are available for future grants. Under the terms of the plans, stock options are granted with an exercise price equal to the stock’s closing fair market value on the date of grant.

Stock Option Plans

The company has granted stock options to its directors and employees, including officers, over the last several years under several different stock incentive plans. As of March 31, 2007, stock option grants can only be made from the 2006 Stock Incentive Plan. Generally, options granted vest annually over a one to three-year vesting period measured from the date of grant. Options not previously exercised expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant.

The company recorded $3.1 million of stock-option compensation expense during fiscal 2007 as a result of the adoption of SFAS 123R, which had the effect of reducing basic and diluted earnings per share by $0.04. No stock-option compensation costs were capitalized as part of the cost of an asset during fiscal 2007. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

As of March 31, 2007, total unrecognized stock-option compensation costs amounted to $5.3 million or $4.2 million net of tax. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of their termination date.

The per share weighted-average fair values of stock options granted during fiscal years 2007, 2006 and 2005 were $21.14, $20.40 and $12.61, respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Risk-free interest rate	4.52%	4.79%	4.15%
Expected dividend yield	1.04%	1.07%	1.50%
Expected stock price volatility	35.40%	35.00%	36.46%
Expected stock option life	5.5 years	5.5 years	5 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2007, 2006 and 2005:

	Weighted-average Exercise Price	Number of Shares
Balance at March 31, 2004	$35.85	4,347,673
Granted	37.55	169,722
Exercised	26.74	(284,853)
Expired or cancelled/forfeited	35.07	(93,001)

Balance at March 31, 2005	36.48	4,139,541
Granted	55.76	399,250
Exercised	36.60	(868,582)
Expired or cancelled/forfeited	33.46	(7,334)

Balance at March 31, 2006	38.57	3,662,875
Granted	57.65	119,248
Exercised	35.71	(1,102,951)
Expired or cancelled/forfeited	57.34	(216,501)

Balance at March 31, 2007	$39.13	2,462,671

The intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $19.9 million, $12.1 million and $2.5 million, respectively. There were 135,349 stock options that vested during fiscal 2007.

Information regarding the 2,462,671 options outstanding at March 31, 2007 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2007	$22.75 - $29.44	$32.25 - $40.28	$42.19 - $57.65
Options outstanding	785,325	738,848	938,498
Weighted average exercise price	$27.32	$37.15	$50.57
Weighted average remaining contractual life	5.6 years	5.0 years	6.3 years
Options exercisable	785,325	738,848	582,406
Weighted average exercise price of options exercisable	$27.32	$37.15	$47.01
Weighted average remaining contractual life of exercisable shares	5.6 years	5.0 years	4.5 years

The aggregate intrinsic value of the options outstanding at March 31, 2007 was $47.9 million. The aggregate intrinsic value of options exercisable at March 31, 2007 was $47.1 million.

At March 31, 2007, 2006, and 2005, the number of options exercisable under the stock option plans was 2,106,579, 3,281,180, and 3,698,184, respectively; and the weighted average exercise price of those options was $36.21, $37.44, and $37.36, respectively.

Restricted Stock

The company has granted restricted shares to key employees, including officers, under the company’s Employee Restricted Stock Plan and the 2006, 2001 and 1997 Stock Incentive Plans. These plans provide for the granting of restricted stock and/or performance awards to officers and key employees. The company awards both time-based shares and performance-based shares of restricted stock. Time-based restricted stock vests generally over a four year period and requires no goals to be achieved other than the passage of time and continued employment. Performance-based restricted stock vests at the end of a four year period, which vesting can be accelerated if the company meets specific annual targets. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares.

The Employee Restricted Stock Plan is the only equity compensation plan that was not required to be and has not been approved by shareholders as the plan relates to only non-officers and non-directors of the company. The 2006, 2001 and 1997 Stock Incentive Plans have been approved by shareholders.

A total of 682,147 shares of restricted common stock of the company were granted to certain key employees during fiscal years 2002 through 2007 from the company’s Employee Restricted Stock Plan and the 2006, 2001 and 1997 Stock Incentive Plans. The fair market value of the stock at the time of the grants totaled approximately $31.1 million and was classified in stockholders’ equity as deferred compensation – restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods.

The following table sets forth a summary of restricted stock activity of the company for fiscal 2007:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2006	$45.58	137,571	320,550
Granted	57.65	1,078	115,900
Vested	34.10	(30,238)	(39,863)
Cancelled/forfeited	40.99	(12,316)	(10,600)

Non-vested balance at March 31, 2007	$50.38	96,095	385,987

The total grant date fair value of restricted stock vested during fiscal 2007, 2006 and 2005 was $2.4 million, $2.0 million and $0.3 million, respectively. Also, restrictions on approximately 63,178 time-based shares and 76,741 performance-based shares outstanding at March 31, 2007 would vest during fiscal 2008 should performance-based targets be achieved.

The compensation expense related to restricted stock totaled $5.0 million, $3.2 million and $1.8 million during fiscal 2007, 2006 and 2005, respectively. No restricted stock compensation costs were capitalized as part of the cost of an asset. As of March 31, 2007, total unrecognized restricted stock compensation costs amounted to $19.2 million. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2007.

Phantom Stock Plan

In September 2006, the Compensation Committee of the Board of Directors approved the creation of the Phantom Stock Plan to provide additional incentive compensation to certain key employees who are not officers of the company. The plan awards stock units to participants who have the right to receive the value of a share of common stock in cash from the company. Participants have no voting or other rights as a shareholder with respect to any common stock as a result of participation in the phantom stock plan. The phantom shares generally have a three or four-year vesting period from the grant date of the award provided the employee remains employed by the company during the vesting period. Participants receive dividend equivalents at the same rate as dividends on the company’s common stock. During fiscal 2007, 45,741 phantom stock units were granted to certain employees with a grant-date fair value of $57.65 per unit, which were still outstanding at March 31, 2007, with a fair value at March 31, 2007, of $58.58 per unit. The company expensed $18,906 for the year ended March 31, 2007, related to the phantom stock plan which is reflected in general and administrative expenses. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Non-Employee Board of Directors Deferred Stock Unit Plan

During fiscal 2007, the company began providing a Deferred Stock Unit Plan to its non-employee Board of Directors. The plan provides that each non-employee director is granted a number of stock units having an aggregate value of $100,000 on the date of grant. Dividend equivalents are paid on the stock units at the same rate as dividends on the company’s common stock, and are re-invested as additional stock units based upon the fair market value of a share of company common stock on the date of payment of the dividend. A stock unit represents the right to receive from the company the equivalent value of one share of company’s common stock in cash. Payment of the value of the stock unit shall be made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company. The participant can elect to receive five annual installments or a lump sum. As a result of this plan, 15,755 stock units were granted and outstanding at March 31, 2007 with a grant-date fair value of $58.58 per unit. These shares became fully vested at the time of grant. The company expensed $0.9 million for the year ended March 31, 2007 related to the deferred stock units plan which is reflected in general and administrative expenses. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

(8)	Capital Stock

The company has 125 million shares of $.10 par value common stock authorized. At March 31, 2007 and 2006, 57,476,898 shares and 60,310,164 shares, respectively, were issued. At March 31, 2007 and 2006, 1,210,612, and 2,167,021 shares, respectively, were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2007 and 2006, 3,000,000 shares of no par value preferred stock were authorized and unissued.

In July 2006, the company’s Board of Directors authorized a new program for the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end when all the authorized funds have been expended or June 30, 2007, whichever is earlier, unless extended by the Board of Directors. From inception of the July 2006 authorized repurchase program through March 31, 2007, the company expended $40.4 million for the repurchase and cancellation of 867,100 common shares, at an average price paid per common share of $46.57. At March 31, 2007, approximately $117.5 million was available to repurchase shares of the company’s common stock pursuant to its current stock repurchase program.

During the prior fiscal year, in July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock through open market or privately-negotiated transactions, with the program expiring on June 30, 2006. From inception of this repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79. As of March 31, 2006, the company spent $20.8 million for the repurchase and cancellation of 455,000 common shares, or an average price paid per common share of $45.64. At March 31, 2006, approximately $99.2 million was available to repurchase shares of the company’s common stock pursuant to the July 2005 stock repurchase program.

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

(9)	Sale/Leaseback Arrangements

On March 24, 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $75.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market.

In late March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during the second quarter of fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. The company is accounting for the two transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments. During fiscal 2007 and 2006, the company expensed approximately $1.5 million and $23,250, respectively, on these bareboat charter arrangements.

The agreement to acquire and charter with BOAL&C also calls for the company to sell and simultaneously bareboat charter three additional vessels, which are currently under construction, upon the vessels’ delivery to the market. BOAL&C agreed to pay actual invoice cost of the respective vessels being acquired, or $51.5 million. The vessels currently under construction are expected to be delivered to the market beginning June 2007 with final delivery of the last vessel in December 2007.

Both charter hire operating lease terms expire in calendar year 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating lease through 2017. Future minimum lease payments as of March 31, 2007 under the operating leases are as follows:

Year ending March 31,	(In Thousands)
2008	$4,718
2009	6,727
2010	6,727
2011	6,727
2012	6,727
Thereafter	20,491

Total future lease payments	$52,117

The company is exposed to possible interest rate fluctuation related to its commitment to the sale and simultaneous leaseback of three additional vessels it agreed to sell to Banc of America Leasing & Capital LLC. See Note 11 to the Consolidated Financial Statements for a complete discussion of this transaction.

(10)	Commitments and Contingencies

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $28.5 million.

As of March 31, 2007 the company has committed to the construction of 35 vessels at a total cost of approximately $520.6 million, which includes shipyard commitments and other incidental costs. The company is committed to the construction of 21 anchor handling towing supply vessels ranging between 6,500 to 13,600 brake horsepower (BHP), seven platform supply vessels, two 175-foot crewboat, and five offshore tugs. Scheduled delivery of the vessels is expected to begin in May 2007 with final delivery in August 2009. As of March 31, 2007, $147.0 million has been expended on these vessels.

The company anticipates that over the next several years, it will continue to build, acquire or lease newer vessels in order to replace its aging vessels. The majority of the company’s core group of older vessels, its supply and towing supply vessels, were constructed between 1976 and 1983. As such, most of this vessel class exceeds 24 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s aging vessels in the core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources and liquidity will be available to fund the continuation of fleet replacement.

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

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of an estimated 413 million sterling, or approximately $825 million, total fund deficit as estimated by the MNOPF actuary that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers.

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s then current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.7 million of the invoiced amount was paid during fiscal 2006 with the remainder, including interest charges, to be paid in annual installments over nine years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, $0.5 million was paid during the quarter ended March 31, 2007.

In February 2007, the company received notification of an additional assessment for a shortfall in the original deficit in the amount of 0.3 million sterling, or approximately $0.5 million. The company recorded the full amount of the additional assessment in crew costs expense during the fourth quarter of fiscal 2007. According to the terms of the agreement, the company will pay the increase in eight equal installments including interest charges, beginning March 2007. In March 2007, the company provided an additional $3.0 million due to the finalization of the pension fund’s 2006 actuarial evaluation. The first installment on the additional $3.0 million is due in September 2007.

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

The company and its chief financial officer, J. Keith Lousteau, have submitted to the Securities and Exchange Commission an offer of settlement which, if accepted by the Commission, would bring to a conclusion the previously disclosed informal inquiry by the Miami office of the Commission into an approximate $26.5 million impairment charge recognized by the company at the end of its 2004 fiscal year.

The offer of settlement submitted to the Commission includes a draft cease and desist order that has been negotiated between the company, Mr. Lousteau, and the enforcement staff of the Miami office. If the offer of settlement is accepted by the Commission and the cease and desist order is entered, the company will be found by the Commission, for certain reporting periods preceding the fiscal year ended March 31, 2004, not to have (i) performed proper impairment analysis on certain of its supply vessels in the Gulf of Mexico, (ii) reviewed properly its depreciation estimates related to such vessels, (iii) disclosed fully and accurately in certain of its public filings the inactive status of certain of the vessels, or (iv) maintained adequate internal controls to assure a proper impairment analysis of its Gulf of Mexico fleets. By reason of the foregoing findings, the order would cite the company for violating Sections 13(a) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder, and Mr. Lousteau would be cited for causing the company to violate the foregoing statutes and regulations. The order would also cite Mr. Lousteau for improperly signing Sarbanes-Oxley civil certifications for the fiscal year ended March 31, 2003 and for fiscal quarters beginning with the quarter ended September 30, 2002 and ending December 31, 2003. Neither the company nor Mr. Lousteau will admit nor deny the findings of the Commission under the order; however, the order would require the company and Mr. Lousteau to cease and desist from committing or causing any current or future violation of the foregoing statutes and regulations. In January 2005, while the informal inquiry of the Commission was ongoing, the company adopted new asset impairment review policies.

If entered in the form submitted in the offer of settlement, the cease and desist order would not require the company to restate any of its historical financial statements, pay any fines or penalties, impose any other sanctions on the company or Mr. Lousteau, or impose any prospective or forward-looking compliance or supervisory measures on the company.

In April 2007, the company announced that it was conducting an internal investigation of its Nigerian operations, focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of its Nigerian affiliate’s reimbursement of certain expenses incurred by a customs agent in connection with the temporary importation of its vessels into Nigeria, particularly the obtaining of certain permits that are necessary for the company’s vessels to operate in Nigerian offshore waters. The company further announced that the Audit Committee of the company’s Board of Directors had engaged the law firm of Steptoe & Johnson of Washington, D.C., a leading international law firm with significant experience in investigating and advising upon FCPA matters, to lead the investigation.

The Audit Committee commissioned the internal investigation in late February 2007 after management brought to its attention a settlement earlier that month of well-publicized criminal FCPA proceedings (the second in recent years) involving Vetco Gray Controls, a Houston-based oil service company with substantial operations in Nigeria. Tidewater’s management and the Audit Committee were concerned that the company’s Nigerian affiliate used the same third-party agent to process its temporary importation permits in Nigeria that was thought to be significantly implicated in the 2007 Vetco Gray proceedings. Given that the company uses the same third-party agent in other countries where its vessel are deployed, the Audit Committee also commissioned special counsel to assess the company’s compliance with the FCPA in those selected other countries.

Although the internal investigation is ongoing, enough progress has been made and reported to the Audit Committee by special counsel for the company to conclude that certain changes to its FCPA compliance program would provide the company greater assurance that its assets are not used, directly, or through an intermediary, to make improper payments, including in the areas of customs and immigration, and to also assure that the company is in compliance with the FCPA’s record-keeping requirements. Although the company has had a long term published policy requiring compliance with the FCPA, and broadly prohibiting any improper payments by the company to foreign or domestic officials, the company is in the process of adopting intermediate measures intended to minimize the possibility of FCPA violations while the internal investigation is ongoing, although additional measures may be required once the final report has been rendered to the Audit Committee.

The company has voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway and that it will cooperate fully with both agencies. The company is unable to predict whether either agency will open a proceeding to separately investigate this matter, or, if a proceeding is opened, what potential remedies, if any, these agencies may seek. In addition, although management will seek to avoid material disruption to its Nigerian operations, the company cannot gauge at this time the long-term effects of implementing the necessary corrective measures on its business in Nigeria. Based on the information obtained to date in the investigation, the company does not believe that any potential liability that may result is either probable or reasonably estimable, and, thus, no accrual has been recorded as of March 31, 2007. Should additional information be obtained the company will record a provision when the amount is both probable and reasonably estimable.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(11)	Financial Instruments

The company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt whose book values are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk related to construction commitments payable in Singapore dollars, and interest rate risk related to the company’s commitment to sell and simultaneously leaseback three of its vessels to Bank of America Leasing & Capital LLC.

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

The company had two spot contracts outstanding at March 31, 2007 totaling approximately $0.7 million that settled on April 1, 2007. The company had one currency spot contract outstanding at March 31, 2006 totaling approximately $1.5 million that settled on April 3, 2006.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $13.9 million. At March 31, 2007, the company had four forward contracts outstanding totaling $8.5 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. At March 31, 2007, the combined change in fair value of the four forward contracts was approximately $0.9 million was recorded as an increase to earnings during fiscal 2007 because the forward contracts did not qualify as hedge instruments. All future changes in fair value of the forward contracts will be recorded in earnings.

At March 31, 2006 the company had seven forward contracts outstanding totaling $13.8 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitment that totaled a U.S. dollar equivalent of approximate $22.6 million. At March 31, 2006, the forward contracts combined fair value of $0.6 million was included in other assets in the consolidated balance sheet. A portion of the forward contract was ineffective and, accordingly, the ineffective portion of the hedge totaling approximately $88,500 was recorded as an increase to earnings during the fourth quarter of fiscal 2006.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of three of its vessels to BOAL&C. On March 24, 2006, the company entered into three interest rate swap transactions to effectively fix the amount of the lease payments on three vessels currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for each respective vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Any amounts received from the bank or paid to the bank as a result of the interest rate swap transactions will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At March 31, 2007, the three interest rate swaps had a combined fair value loss of approximately $0.8 million which is included in other liabilities in the consolidated balance sheet.

At March 31, 2006, the company had four interest rate swap transactions to effectively fix the amount of the lease payments on four vessels that were under construction at the time that the company agreed to sell and leaseback from BOAL&C. At March 31, 2006, the four interest rate swaps had a combined fair value of $0.3 million which is included in other assets in the consolidated balance sheet.

(12)	Sales of Vessels

During the second quarter of fiscal 2007, the company entered into a definitive agreement with Crosby Marine Transportation, LLC to sell 14 of its offshore tugs, 12 of which operated in the United States and two that operated internationally. The sale of 11 of the tugs closed in August 2006 for a total cash price of $34.8 million. The sale of the other three tugs closed during the third quarter of fiscal 2007 for a total sales price of $8.9 million. The culmination of the entire transaction resulted in an approximate $34.0 million pre-tax financial gain, or approximately $20.8 million after-tax, or $0.37 per diluted common share after-tax. The company also sold and/or scrapped an additional 52 vessels which resulted in additional gains on sales of assets of approximately $9.2 million during fiscal 2007.

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

(In thousands)	2007	2006	2005
Revenues (A):
Vessel revenues:
United States	$229,247	180,374	118,288
International (B)	868,335	666,608	537,238

	1,097,582	846,982	655,526
Other marine services	27,678	30,635	36,624

	$1,125,260	877,617	692,150

Operating profit:
Vessel activity:
United States	$91,465	61,227	2,022
International	320,971	186,044	95,383

	412,436	247,271	97,405
Impairment of long-lived assets	—	(3,050)	(1,733)
Gain on sales of assets	42,787	86,337	11,977
Other marine services	3,013	6,511	6,623

	458,236	337,069	114,272
Other income	27,468	16,797	7,589
Corporate expenses	(25,212)	(21,280)	(15,179)
Interest and other debt costs	(9,657)	(9,074)	(6,887)

Earnings before income taxes	$450,835	323,512	99,795

Total assets:
Marine:
United States	$591,855	566,706	532,096
International (B)	1,564,928	1,455,776	1,510,923

	2,156,783	2,022,482	2,043,019
Investments in and advances to unconsolidated Marine companies	24,423	34,308	32,074

	2,181,206	2,056,790	2,075,093
General corporate	468,092	307,750	138,080

	$2,649,298	2,364,540	2,213,173

Depreciation and amortization:
Marine equipment operations
United States	$25,071	22,070	21,825
International	90,363	84,824	77,149
General corporate depreciation	750	632	639

	$116,184	107,526	99,613

Additions to properties and equipment:
Marine equipment operations
United States	$65,289	46,543	14,752
International	178,803	121,437	192,588
General corporate	13,905	4,428	51

	$257,997	172,408	207,391

(A)	For fiscal 2007, 2006 and 2005, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 14.8%, 15.0% and 13.2%, respectively, of revenues while Petroleo Brasileiro SA accounted for 10.2% of revenue during fiscal 2007 and 2005.

(B)	Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $1.3 billion, $1.3 billion and $1.3 million at March 31, 2007, 2006 and 2005, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $8.0 million, $5.1 million and $8.8 million at March 31, 2007, 2006, and 2005, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(14)	Supplementary Information—Quarterly Financial Data (Unaudited)

Years Ended March 31, 2007 and 2006

(In thousands, except per share data)

2007	First	Second	Third	Fourth
Revenues	$269,820	273,979	287,913	293,548

Operating profit	$97,853	132,210	118,288	109,885

Net earnings	$71,449	104,191	93,409	87,597

Basic earnings per share	$1.25	1.87	1.69	1.58

Diluted earnings per share	$1.23	1.86	1.67	1.56

2006	First	Second	Third	Fourth
Revenues	$192,167	204,351	234,559	246,540

Operating profit	$43,330	120,963	85,379	87,397

Net earnings	$28,860	82,192	60,022	64,682

Basic earnings per share	$.50	1.44	1.05	1.12

Diluted earnings per share	$.50	1.42	1.04	1.11

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the Marine division.

See Notes 1, 2, 3, 4, 7, 8, 10, 11 and 12 for detailed information regarding transactions that affect fiscal 2007 and 2006 quarterly amounts. A discussion of current market conditions appears in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(15)	Subsequent Events

Subsequent to March 31, 2007, the company committed to the construction of ten additional vessels for a total cost of approximately $166.6 million. Two of the vessels are large, anchor handling towing supply vessels while another two vessels are large platform supply vessels. All four of these vessels are capable of working in most deepwater regions of the world. The remaining six vessels comprise of four 230-foot platform supply vessels and two 175-foot crewboats. The vessels are expected to be delivered to the market beginning in April 2009 with delivery of the last vessel in December 2009.

During the period April 1, 2007 through May 24, 2007, pursuant to the company’s stock repurchase plan discussed in Note 8 , the company repurchased 147,800 shares of common stock for an aggregate purchase price of $9.5 million, or an average price of $64.56 per share.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2007, 2006 and 2005

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
2007
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,265	—	375	(A)	5,890

2006
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,138	31	904	(A)	6,265

2005
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,304	28	194	(A)	7,138

(A)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2007

EXHIBIT INDEX

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Articles of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated January 31, 2007 (filed with the Commission as Exhibit 3.2 to Form 8-K on February 2, 2007).

Financing Agreements

10.1A	First Amendment dated May 18, 2005 to Amended and Restated Revolving Credit Agreement (filed with the Commission on Form 8-K on May 20, 2005, File No. 1-6311).

10.2	$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

Stock Plans

10.3+	Tidewater Inc. Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (Effective November 29, 2001) (filed with the Commission as Exhibit 10.3 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.4+	Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.5+	Tidewater Inc. 2001 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.6+	Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.7+	Form of Stock Option and Restricted Stock Agreement Under the Amended and Restated 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10.7 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.8+	Form of Restricted Stock Agreement Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.9+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan, and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan

(filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File no. 1-6311).

10.10+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.10 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.11+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan (filed with the Commission as Exhibit 10.11 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.12+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.12 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.13+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.13 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.14+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.15+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan (filed with the Commission as Exhibit 10.15 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.16+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (performance vesting) (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.17+	Form of Restricted Stock Agreement for the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (time vesting) (filed with the Commission as Exhibit 10.17 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.18+	Directors Deferred Stock Units Plan effective December 13, 2006, (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-6311).

10.19+	2006 Stock Incentive Plan effective July 20, 2006, (filed as Exhibit 99.1 to the Form 8-K filed with the Commission on March 27, 2007, File No. 1-6311).

Other Incentive Plans

10.20+	Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003 (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.21+	Tidewater International Supplemental Executive Retirement Plan effective November 1, 2003 (filed with the Commission as Exhibit 10.14A to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.22+	Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.23+	Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000 (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.24+	Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 17, 2005, (filed with the Commission as Exhibit 10.22 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.25+	Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective March 31, 2005, (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.26+	Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective December 13, 2006 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-6311).

10.27	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.28+	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.1 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.29+	Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.30+	Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Compensation Arrangements

10.31+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.32+	Summary of 2006 Executive Officers Base Salaries (filed with the Commission on Form 8-K on March 29, 2006, File No. 1-6311).

10.33+	Summary of Bonuses paid to three Executive Officers of the Company under the Tidewater Inc. 2006 Management Annual Incentive Plan, and of Bonus paid to the Company’s Chief Executive Officer under the Tidewater Inc. Executive Officer Annual Incentive Plan for fiscal year 2006 (filed with the Commission on Form 8- K on March 29, 2006, File No. 1-6311).

10.34+	Summary of Restricted Stock and Stock Options awarded to five Executive Officers of the Company under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission on Form 8-K on March 27, 2007, File No. 1-6311).

10.35+	Severance Agreement between Tidewater Inc. and J. Keith Lousteau dated as of May 10, 2007 (filed with the Commission as Exhibit 10.1 on Form 8-K dated May 14, 2007, File No. 1-6311).

Change of Control Agreements

10.36+	Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with four executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

Other Exhibits

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

Certifications

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.