Form 10-Q
period 2007-06-30
TIDEWATER INC
filed 2007-08-09
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Not Applicable

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

55,767,922 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 6, 2007. Excluded from the calculation of shares outstanding at July 6, 2007 are 0 shares held by the Registrant’s Grantor Stock Ownership Trust. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$354,593	393,806
Trade and other receivables, net	279,145	286,808
Marine operating supplies	41,858	44,902
Other current assets	11,482	6,033

Total current assets	687,078	731,549

Investments in, at equity, and advances to unconsolidated companies	22,382	24,423
Properties and equipment:
Vessels and related equipment	2,671,656	2,609,324
Other properties and equipment	80,077	51,955

	2,751,733	2,661,279
Less accumulated depreciation and amortization	1,187,614	1,179,182

Net properties and equipment	1,564,119	1,482,097

Goodwill	328,754	328,754
Other assets	100,815	82,475

Total assets	$2,703,148	2,649,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	28,068	2,194
Accounts payable	78,160	75,217
Accrued expenses	50,868	45,880
Accrued property and liability losses	6,166	6,130
Other current liabilities	30,116	17,259

Total current liabilities	193,378	146,680

Long-term debt	300,000	300,000
Capitalized lease obligations	9,776	19,712
Deferred income taxes	182,048	179,687
Accrued property and liability losses	15,302	15,510
Other liabilities and deferred credits	120,627	101,699
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 55,758,542 shares at June and 57,476,898 shares at March	5,576	5,748
Other stockholders’ equity	1,876,441	1,880,262

Total stockholders’ equity	1,882,017	1,886,010

Total liabilities and stockholders’ equity	$2,703,148	2,649,298

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,
(In thousands, except share and per share data)	2007	2006
Revenues:
Vessel revenues	$292,891	258,685
Other marine revenues	12,591	11,135

	305,482	269,820

Costs and expenses:
Vessel operating costs	138,540	119,762
Costs of other marine revenues	11,747	9,914
Depreciation and amortization	28,197	27,797
General and administrative	31,512	23,692
Gain on sales of assets	(6,930)	(2,713)

	203,066	178,452

	102,416	91,368
Other income (expenses):
Foreign exchange loss	(525)	(769)
Equity in net earnings of unconsolidated companies	3,386	2,449
Minority interests	(44)	20
Interest and miscellaneous income	5,685	4,777
Interest and other debt costs	(2,842)	(2,580)

	5,660	3,897

Earnings before income taxes	108,076	95,265
Income taxes	20,534	23,816

Net earnings	$87,542	71,449

Basic earnings per common share	$1.56	1.25

Diluted earnings per common share	$1.55	1.23

Weighted average common shares outstanding	56,072,548	57,296,433
Incremental common shares from stock options	446,798	711,830

Adjusted weighted average common shares	56,519,346	58,008,263

Cash dividends declared per common share	$.15	.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
(In thousands)	2007	2006
Operating activities:
Net earnings	$87,542	71,449
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,197	27,797
Provision for deferred income taxes	(14,285)	9,212
Gain on sales of assets	(6,930)	(2,713)
Equity in earnings of unconsolidated companies, net of dividends	(3,386)	528
Minority interests, net of dividends	(17)	(20)
Compensation expense—stock-based	3,436	2,586
Changes in assets and liabilities, net:
Trade and other receivables	7,732	(10,709)
Marine operating supplies	3,044	(1,114)
Other current assets	(5,449)	(5,639)
Accounts payable	2,772	(4,053)
Accrued expenses	4,988	1,104
Accrued property and liability losses	(33)	(39)
Other current liabilities	11,110	7,451
Other, net	2,437	1,454

Net cash provided by operating activities	121,158	97,294

Cash flows from investing activities:
Proceeds from sales of assets	24,501	7,021
Additions to properties and equipment	(111,543)	(40,108)
Repayments of advances to unconsolidated companies	—	9,496
Other	—	259

Net cash (used in) investing activities	(87,042)	(23,332)

Cash flows from financing activities:
Debt borrowings	—	5,000
Principal payments on debt	—	(5,000)
Principal payments on capitalized lease obligations	(1,000)	—
Proceeds from exercise of stock options	36,603	3,263
Cash dividends	(8,490)	(8,728)
Stock repurchases	(113,685)	(91,351)
Excess tax benefits on stock options exercised	13,243	1,043

Net cash (used in) financing activities	(73,329)	(95,773)

Net change in cash and cash equivalents	(39,213)	(21,811)
Cash and cash equivalents at beginning of period	393,806	246,109

Cash and cash equivalents at end of period	$354,593	224,298

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,517	125
Income taxes	$13,078	7,404
Non-cash financing activities:
Capitalized leases	$16,938	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Financial Statements

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 25, 2007.

(2)	Stockholders’ Equity

At June 30, 2007 and March 31, 2007, 110,257 and 1,210,612 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)	Common Stock Repurchase Program

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors.

In July 2006, the company’s Board of Directors authorized the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2007. For the three-month period ended June 30, 2007, the company expended $113.7 million for the repurchase and cancellation of 1,693,400 common shares, or an average price paid per common share of $67.13. From inception of the July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company used $154.1 million for the repurchase and cancellation of 2,560,500 common shares, at an average price paid per common share of $60.17.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock in open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. For the three-month period ended June 30, 2006, the company expended $91.4 million for the repurchase and cancellation of 1,941,100 common shares, or an average price paid per common share of $47.06. From inception of the repurchase program through its conclusion on June 30, 2006, the company expended $112.1 million for the repurchase and cancellation of 2,396,100 common shares, or an average price paid per common share of $46.79.

(4)	Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarters ended June 30, 2007 and 2006 was 19% and 25%, respectively. The reduction in the effective tax rate during quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 is a result of the company’s proportionally greater profitability from international operations, where statutory income tax rates are generally lower than those applicable to the U.S. operations.

Effective April 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

The implementation of FIN 48 resulted in the company recording an additional $18.9 million of tax liabilities, including penalty and interest of $3.8 million, a reduction to equity method investments of $5.4 million, including penalties and interest of $2.6 million, and a corresponding decrease to stockholders’ equity of $24.3 million during the first quarter of fiscal 2008. The company’s balance sheet at March 31, 2007 reflects $13.1 million of tax liabilities for uncertain tax positions. The liabilities are attributable to the IRS disallowance of all claimed deductions from taxable income related to the company’s Foreign Sales Corporation and the Extraterritorial Income Exclusion for fiscal years 1999 through 2007, a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $11.7 million of unrecognized tax benefits related to a state tax issue, including interest of $0.5 million. The total amount of gross unrecognized tax benefits was $36.0 million as of June 30, 2007. These gross unrecognized tax benefits would affect the effective tax rate if realized. The company does not believe it is reasonably possible for a significant change in the amount of liabilities recorded for uncertain tax positions during the next twelve months. Penalties and interest related to income tax liabilities are included in income tax expense.

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2000. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations although resolution of outstanding audit issues could reduce reported tax expense and the related effective tax rate.

(5)	Employee Benefit Plans

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.3 million to the defined benefit pension plan during the quarter ended June 30, 2007 and expects to contribute an additional $1.0 million to the plan during the remainder of the current fiscal year. The company contributed $0.3 million to the defined benefit pension plan during the quarter ended June 30, 2006.

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

	Quarter Ended June 30,
(In thousands)	2007	2006
Pension Benefits:
Service cost	$297	232
Interest cost	1,052	918
Expected return on plan assets	(638)	(628)
Amortization of prior service cost	6	15
Recognized actuarial loss	488	331

Net periodic benefit cost	$1,205	868

Other Benefits:
Service cost	$342	323
Interest cost	458	413
Amortization of prior service cost	(547)	(550)
Recognized actuarial loss	339	387

Net periodic benefit cost	$592	573

(6)	Contingencies

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

In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s then current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.5 million and $0.7 million of the invoiced amount was paid during fiscal years 2007 and 2006, respectively, with the remainder, including interest charges, to be paid in annual installments over the next eight years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the quarter ended June 30, 2007.

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

As previously announced, the audit committee of the board engaged special counsel to conduct an internal investigation of its Nigerian operations, primarily focusing on the legality, under the U.S. Foreign

Corrupt Practices Act (FCPA) and local laws, of its Nigerian affiliate’s reimbursement of certain expenses incurred by a customs agent. These payments related to the temporary importation of its vessels into Nigeria, and include payments made to obtain or extend permits that are necessary for the company’s vessels to operate in Nigerian offshore waters. The investigation is ongoing, with special counsel that is leading the investigation providing periodic progress reports to the audit committee. The company also previously announced that the audit committee had asked special counsel to assess the company’s FCPA compliance in selected other countries identified as meeting certain risk criteria, including the use of the same customs agent as it used to procure temporary importation permits in Nigeria. Special counsel has recently recommended to the audit committee that, based on its preliminary review, further review of certain practices and transactions in these other jurisdictions is warranted to determine whether they are consistent with the FCPA, and the audit committee has accepted that recommendation.

While the investigation has been progressing, the company has also implemented interim procedures designed to assure compliance with the FCPA in Nigeria and other areas where it operates, as well as to enhance the company’s worldwide FCPA compliance program, which are further discussed under Item 4 of Part 1 of this 10-Q. The company has operations in a number of developing countries that have relatively under-developed legal and regulatory systems when compared to more developed countries. Several of these countries are generally perceived as presenting a higher than normal risk of corruption, at worst, or a culture where requests for improper payments is not discouraged, at best. Maintaining and administering an effective FCPA compliance program in these environments presents greater challenges to the company than is the case in other, more developed countries.

The possibility exists that the company may have to curtail or cease its operations, at least for the short-term, in Nigeria and perhaps a limited number of other jurisdictions that have similar regulatory approaches with respect to issuing permits for the temporary importation of vessels, if the company cannot implement measures that will allow it to import vessels into such jurisdictions in a manner that is FCPA compliant. In addition, in Nigeria and perhaps other jurisdictions, changes in local law and regulations may be necessary in order to afford greater transparency and to otherwise allow the company to pay importation fees in an FCPA compliant manner. Although the company is reasonably optimistic that many of these issues can be resolved, the company can give no assurance that a satisfactory resolution that will permit the company to have the necessary assurance that its operations in those jurisdictions will be FCPA compliant will be reached in the near future or at all. The company has noted that other oil service companies operating in these jurisdictions have announced their own internal investigations, and believes that these and other companies are confronted with many of the same FCPA compliance issues that the company has identified. The developing recognition that this is an oil service industry, and not a company-specific, issue, may create an atmosphere that will facilitate the changes necessary to address the FCPA concerns. In addition, however, the company has a mobile fleet and it operates and has strong customer relationships in substantially all of the offshore drilling regions of the world. The company currently operates 25 vessels in Nigeria, all of which are operating under previously issued temporary importation permits; however, by March 31, 2008, three of the 25 vessels will have temporary importation permits that have not expired unless the temporary importation permit FCPA issues which we have identified are resolved during this timeframe. The company intends to redeploy any affected vessels to other markets as necessary to assure that they are utilized to the fullest extent possible.

As previously reported, the company has voluntarily informed both the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway and that it will cooperate fully with both agencies. That cooperation is continuing. Special counsel has provided and will continue to provide interim updates to these agencies, and has provided certain information requested by the Department of Justice and the SEC. The company is unable to predict whether either agency will separately investigate this matter, or what potential remedies, if any, these agencies may seek.

Based on the information obtained to date in the investigation, the company does not believe that any potential liability that may result from an investigation or regulatory action by the Department of Justice or the Securities and Exchange Commission is either probable or reasonably estimable, and, thus, no accrual has been recorded as of June 30, 2007. Should additional information be obtained, the company will record a provision when the amount is both probable and reasonably estimable.

For information on the impact that the internal investigation has had on the conclusions of the company and its chairman of the board, president and chief executive officer and its chief financial officer on the effectiveness of the companies disclosure controls, see Item 4 of Part I of this 10-Q.

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a recent filing of a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue, which is inclusive of interest and attorney fees. As of June 30, 2007, no payments have been made related to the settlement of the California wage issue.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(7)	New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its results of operations or financial position.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its results of operations or financial position, or whether it will choose to elect the option to report certain assets at fair value.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

(8)	Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2007 and 2006. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine services relate to the third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended June 30,
(In thousands)	2007	2006
Revenues:
Vessel revenues:
United States	$43,072	61,808
International	249,819	196,877

	292,891	258,685
Other marine revenues	12,591	11,135

	$305,482	269,820

Marine operating profit:
Vessel activity:
United States	$10,365	25,924
International	95,910	68,116

	106,275	94,040
Gain on sales of assets	6,930	2,713
Other marine services	735	1,100

Operating profit	$113,940	97,853

Equity in net earnings of unconsolidated companies	3,386	2,449
Interest and other debt costs	(2,842)	(2,580)
Corporate general and administrative	(11,097)	(6,295)
Other income	4,689	3,838

Earnings before income taxes	$108,076	95,265

Depreciation and amortization:
Marine equipment operations:
United States	$4,369	6,089
International	23,504	21,550
General corporate depreciation	324	158

	$28,197	27,797

Additions to properties and equipment:
Marine equipment operations:
United States	$15,581	15,368
International	102,846	19,695
General corporate	10,054	5,045

	$128,481	40,108

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2007, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 24, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
August 8, 2007

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2007, filed with the Securities and Exchange Commission (SEC) on May 25, 2007 and elsewhere in this Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

In addition, in certain places in this report, we refer to published reports of analysts that purport to describe trends or developments in energy production and drilling and exploration activity. The company does so for the convenience of our stockholders and in an effort to provide information available in the market that will assist the company’s investors in a better understanding of the company’s business. However, the company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

Overview

The company provides services and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet that is ultimately dependent upon oil and natural gas prices that, in turn, are determined by the supply/demand relationship for crude oil and natural gas. The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on May 25, 2007.

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance, fuel, lube oil and supplies and vessel operating leases. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and scheduled drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Drydocking costs are only incurred if economically justified, taking into consideration the vessel’s age, physical condition and future expected marketability. If the required drydocking is not performed, the vessel is either stacked or sold as it cannot wok without the proper certifications.

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet for the quarters ended June 30, 2007 and 2006 and for the quarter ended March 31, 2007. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2007	2006	2007
Revenues:
Vessel revenues:
United States	$43,072	61,808	48,615
International	249,819	196,877	238,477

	292,891	258,685	287,092
Other marine revenues	12,591	11,135	6,456

	$305,482	269,820	293,548

Operating costs:
Vessel operating costs:
Crew costs	$76,245	63,409	74,744
Repair and maintenance	24,558	24,989	25,126
Insurance and loss reserves	6,038	4,548	375
Fuel, lube and supplies	11,316	11,365	11,174
Vessel operating leases	766	254	346
Other	19,617	15,197	19,719

	138,540	119,762	131,484
Costs of other marine revenues	11,747	9,914	5,713

	$150,287	129,676	137,197

The following table subdivides vessel operating costs presented above by the company’s United States and International segments for the quarters ended June 30, 2007 and 2006 and for the quarter ended March 31, 2007.

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2007	2006	2007
Operating costs:
United States vessel operating costs:
Crew costs	$16,836	15,795	16,074
Repair and maintenance	3,933	5,049	4,625
Insurance and loss reserves	2,295	2,729	355
Fuel, lube and supplies	716	1,731	714
Vessel operating leases	69	254	—
Other	1,748	1,765	2,060

	25,597	27,323	23,828
International vessel operating costs:
Crew costs	$59,409	47,614	58,670
Repair and maintenance	20,625	19,940	20,501
Insurance and loss reserves	3,743	1,819	20
Fuel, lube and supplies	10,600	9,634	10,460
Vessel operating leases	697	—	346
Other	17,869	13,432	17,659

	112,943	92,439	107,656

Total operating costs	$138,540	119,762	131,484

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

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.9 million of billings as of June 30, 2007 ($5.3 million of billings as of March 31, 2007), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s net earnings for the quarter ended June 30, 2007 increased approximately 23% over net earnings achieved during the same period in fiscal 2007. The company’s United States (U.S.) revenues decreased approximately 30%, or $18.7 million, during the quarter ended June 30, 2007 as compared to the same period in fiscal 2007 while the company’s international revenues increased $52.9 million, or approximately 27%, during the same comparative period. A significant portion of the company’s operations are conducted internationally. For the quarter ended June 30, 2007, revenues generated from international operations as a percentage of the company’s total revenues were 82%.

The company’s U.S. results of operations for the first quarter of fiscal 2008 decreased as compared to the same period in fiscal 2007 due primarily to the sale of the company’s U.S.-based offshore tugs during the second and third quarters of fiscal 2007, the transfer of vessels to international areas of operations and reduced utilization of the core group of U.S.-based vessels. Average day rates on the company’s deepwater and towing supply/supply class of vessels increased as compared to the same period in fiscal 2007, but not enough to mitigate the effect that a reduced U.S.-based vessel count and reduced utilization of U.S.-based deepwater vessels, towing supply/supply vessels and crew/utility vessels had on the company’s U.S.-based earnings. Consistent with public reports, the company has begun to see signs of weakening in the shallow water Gulf of Mexico offshore vessel market as necessary repair work on the offshore energy infrastructure resulting from the damage caused by Hurricanes Katrina and Rita in August and September 2005, respectively, winds down and numerous drilling rigs have begun to relocate to international areas.

Upon completion of the needed repair work in the U.S. Gulf of Mexico, the number of available drilling rigs in the U.S. market should be the primary driver of the company’s future profitability in the U.S. market and, at present, the offshore rig count in the Gulf of Mexico remains at relatively low levels as compared to past industry up cycles. In addition, the strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue in the upcoming quarters. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. Industry reports indicate that a boom in rig construction continues as rig owners attempt to capitalize on the high worldwide demand for drilling. Over the next three years the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 141 rigs to supplement the current approximate 693 movable rigs worldwide. Analysts have reported that the majority of the approximate 27 new rigs being delivered in calendar year 2007 will work in the international markets. In addition, approximately 70 new floating production units are currently under construction, which are expected to be delivered over the next three to four years.

While these factors lead to questions about the immediate future activity level of the U.S. market, the company’s assets are highly mobile and should the U.S. market weaken further, the company has the ability to redeploy its vessels to international markets where the vessels may benefit from strong average day rates and earnings taxed at statutory income tax rates that are typically lower than in the United States. In reaction to rigs departing the Gulf of Mexico during the latter part of calendar year 2006, the company relocated 16 vessels to international areas during fiscal 2007 and an additional two vessels during the first quarter of fiscal 2008 where the vessels were contracted for more attractive term work at generally higher day rates than what the vessels were achieving in the Gulf of Mexico. The company will continue to assess the demand for vessels in the Gulf and consider relocating additional vessels to stronger international areas as necessary.

In addition to the increased activity in drilling rig construction, the worldwide offshore vessel market is also experiencing a increase in construction. An estimated 650 new-build vessels are expected to be delivered to the worldwide offshore vessel market within the next five years as reported by ODS-Petrodata. An increase in vessel capacity would result in increased competition in the industry which may have the effect of lowering charter rates which in turn would result in lower revenues to the company. However, the worldwide offshore marine vessel industry has a large number of aging vessels that are nearing or exceeding the original estimated economic life of the respective vessels. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ economic life is not economically justifiable. Although the attrition rate of these aging vessels is unknown, a reduction in worldwide vessel capacity would likely negate the potential effects the offshore marine industry may encounter when the new-build vessels are delivered to the market. Additionally, within the next five years, over 140 new drilling and production support units and approximately 70 floating production units will be added to the worldwide fleet, that may, in turn, if fully utilized, create additional vessel demand and minimize the effects of the new-build vessels being added to the offshore support vessel fleet.

Certain sell-side analysts are reporting in their 2007 mid-year exploration and production (E&P) capital spending surveys that worldwide E&P expenditures are exceeding original estimates. One of these analysts is currently reporting that calendar year 2007 worldwide E&P capital expenditures are forecast to increase by approximately 13% over calendar year 2006 budgets rather than the 9% estimate the analysts originally reported at the end of calendar year 2006. The largest growth in E&P spending is forecast to be spent internationally, which is forecast to increase by approximately 20% over calendar year 2006 budgets, with significant increases by European and Asian oil companies. These analysts also report that several Middle Eastern oil companies did not participate in the survey and that, as a result, international E&P spending for calendar 2007 may actually be higher than the percentage increase being reported. The mid-year forecast for U.S. E&P expenditures remained unchanged from the analysts’ year end survey which estimated U.S. E&P budgets to increase approximately 5% over calendar year 2006. These analysts also report that many of the corporations surveyed for the report indicated expectations of higher E&P spending in calendar year 2008.

Commodity prices for crude oil and natural gas are critical factors in E&P companies’ decision to retain their drilling rigs in the U.S. Gulf of Mexico market or mobilize the rigs to more profitable international markets. At present, the commodity price for natural gas has weakened since the start of calendar year 2007 because of an increase in inventory levels, resulting from mild weather in April and May. The company’s U.S. results of operations are primarily driven by natural gas exploration and production and, given the relative volatility and uncertainty in natural gas pricing in the near term, it is unknown how U.S.-based vessel demand will be affected.

The strength in the company’s international-based results of operations during the first quarter of fiscal 2008 can be attributed to higher average day rates. Average day rates for the total international-based fleet increased approximately 22% during the first quarter of fiscal 2008 as compared to the same period in fiscal 2007. The company’s international results of operations have been primarily dependent on the supply and demand relationship of crude oil. During the company’s first quarter of fiscal 2008, crude oil prices remained above $60.00 and closed in the low $70.00’s by the end of June 2007. Analysts continue to forecast that global demand for crude oil will likely remain strong throughout calendar years 2007 and 2008 and expect future crude oil prices to remain at attractive levels due to high worldwide consumer demand for oil, relatively low excess OPEC production capacity, OPEC’s intention to defend a specific floor price for crude oil and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC. Management anticipates international vessel demand will remain strong as long as crude oil prices remain at levels that would support E&P companies continuing to expend their anticipated E&P spending budgets.

Marine operating profit and other components of earnings before income taxes for the quarters ended June 30 and March 31 consists of the following:

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2007	2006	2007
Vessel activity:
United States	$10,365	25,924	16,392
International	95,910	68,116	90,109

	106,275	94,040	106,501
Gain on sales of assets	6,930	2,713	2,832
Other marine services	735	1,100	552

Operating profit	$113,940	97,853	109,885

Equity in net earnings of unconsolidated companies	3,386	2,449	3,229
Interest and other debt costs	(2,842)	(2,580)	(2,268)
Corporate general and administrative	(11,097)	(6,295)	(6,109)
Other income	4,689	3,838	5,529

Earnings before income taxes	$108,076	95,265	110,266

United States-based Operations

U.S.-based vessel revenues for the first quarter of fiscal 2008 decreased approximately 30% and 11%, or $18.7 million and $5.5 million, as compared to the first and fourth quarters of fiscal 2007, respectively, due primarily to the transfer of vessels to international markets, to the sale of the company’s U.S.-based offshore tugs during the second and third quarters of fiscal 2007 and to some reductions in vessel utilization. Removing the revenue effect of the company’s U.S.-based offshore tugs in the comparative data indicates that U.S.-based revenues for the first quarter of fiscal 2008 decreased by approximately 21% as compared to the first quarter of fiscal 2007, driven primarily from the reductions of U.S.-based vessels from 70 during the quarter ended June 30, 2006 (excluding offshore tugs) to 56 during the current quarter ended.

The active towing supply/supply vessels, the company’s major income producing vessel class in the domestic market, was responsible for approximately 48% and 9% of the loss in revenues during the first quarter of fiscal 2008 as compared to the first and fourth quarters of fiscal 2007, respectively, while the company’s deepwater class of vessels contributed approximately 3% and 85% of revenue loss during the same comparative periods, respectively. Removing the revenue effect of the U.S.-based offshore tugs in the comparative data indicates that the company’s towing supply/supply class of vessels was responsible for approximately 80% of the loss in revenue during the first quarter of fiscal 2008 as compared to the same period in fiscal 2007. The reduction of vessels in this class from 50 during the quarter ended June 30, 2006, to 41 during the March 2007 quarter and 38 during the June 2007 quarter accounted for the majority of the reduced revenue from this class of vessel.

Average day rates on the towing supply/supply vessels for the first quarter of fiscal 2008 increased a modest 3% as compared to the first quarter of fiscal 2007 but decreased approximately 4% as compared to the fourth quarter of fiscal 2007. Utilization rates on this same class of vessel decreased approximately 5% during the first quarter of fiscal 2008 as compared the same period in fiscal 2007 but increased approximately 9% as compared to the fourth quarter of fiscal 2007. Average day rates for the company’s deepwater class of vessels increased approximately 10% during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, while average day rates decreased approximately 17% during the current quarter as compared to the fourth quarter of fiscal 2007. Utilization rates on the deepwater class decreased approximately 3% and 9% during the first quarter of fiscal 2008 as compared to the first and fourth quarters of fiscal 2007, respectively.

The company’s crew/utility class of vessels also had reduced results during the quarter ended June 30, 2007. During the first quarter of fiscal 2008 as compared to the first and fourth quarters of fiscal 2007, the crew/utility class of vessels experienced a decrease in average day rates of approximately 7% and 2%, respectively. Utilization rates on the crew/utility class of vessel decreased approximately 8% during the first quarter of fiscal 2008 as compared to the same period in fiscal 2007 and was up slightly as compared to the fourth quarter of fiscal 2007.

During the first quarter of fiscal 2008, operating profit for the U.S.-based vessels decreased approximately $15.6 million and $6.0 million, or approximately 60% and 37%, as compared to the first and fourth quarters of fiscal 2007, respectively, due primarily to lower revenues. The reduction in current period operating profits was slightly mitigated by lower depreciation expense due to the transfer of vessels to international operating areas. As a result of the general improved operating environment in the Gulf of Mexico over the last two years, crew costs have escalated, even with the transfer of vessels to international areas over the past year. Crew costs as of June 30, 2007 also include $0.8 million for the court-approved settlement of a California labor law claim as disclosed in footnote six which begins on page seven of this Form 10-Q.

International-based Operations

International-based vessel revenues increased approximately 27% and 5%, or $52.9 million and $11.3 million, during the first quarter of fiscal 2008, as compared to the first and fourth quarters of fiscal 2007, respectively, due primarily to higher average day rates on all vessel classes operating in international markets and to an increase in the number of vessels operating internationally.

For the first quarter of fiscal 2008 as compared to same period in fiscal 2007, 34%, 53% and 13% of the international revenue increase was generated by the company’s deepwater, towing supply/supply and crewboat classes of vessels, respectively. The company’s international deepwater, towing supply/supply and crew/utility classes of vessels generated approximately 44%, 38%, and 17% of the revenue growth during the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007, respectively.

Average day rates for the company’s international deepwater class of vessels increased approximately 27% and 6% during the first quarter of fiscal 2008 as compared to the first and fourth quarters of fiscal 2007, respectively. Utilization rates on the deepwater class of vessels increased approximately 8% during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, and was comparable to the fourth quarter of fiscal 2007. Average day rates for the company’s international towing supply/supply class of vessels increased approximately 17% and 4% during the first quarter of fiscal 2008 as compared to the first and fourth quarters of fiscal 2007, respectively. Utilization rates on the international towing supply/supply class of vessels during the first quarter of fiscal 2008 were comparable to the same period in fiscal 2007 but decreased 3% during the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. Average day rates on crew/utility class of vessels increased approximately 24% and 7% during the first quarter of fiscal 2008 as compared to the first and fourth quarters of fiscal 2007, respectively, while utilization rates on this same class of vessels increased approximately 3% and 1% during the same comparative periods, respectively. Average day rates on the international offshore tugs increased approximately 18% and 8% during the first quarter of fiscal 2008 as compared to the first and fourth quarters of fiscal 2007, respectively, while utilization rates on this same class of vessels decreased approximately 12% and 10% during the same comparative periods, respectively.

International-based vessel operating profit for the first quarter of fiscal 2008 increased approximately 41% and 6%, or $27.8 million and $5.8 million, as compared to the first and fourth quarters of fiscal 2007, respectively, due to higher revenues. Higher international-based revenues earned during the comparative periods were partially offset by increases in vessel operating costs (primarily crew costs, insurance and loss reserves and brokers’ commissions).

While international-based vessel revenues improved during the current quarter, the revenue line was negatively impacted by an increased number of maintenance days during the current quarter resulting from a higher level of drydockings performed. While repair and maintenance expense did not fluctuate much when comparing the three quarterly periods, capitalized repair and maintenance costs increased from $7.8 million and $7.0 million during the first and fourth quarters of fiscal 2007, respectively, to $15.3 million during the current quarter. The increased number of maintenance days negatively impacted the utilization statistics of the company’s vessels during the current quarter.

Other Items

Insurance and loss reserves for the first quarter of fiscal 2008 increased approximately $1.5 million and $5.7 million, or 33% and 151%, as compared to the first and fourth quarters of fiscal 2007, respectively, due to lower loss reserves recorded in the prior periods resulting from the company’s safety record.

Gain on sales of assets for the first quarter of fiscal 2008 increased approximately 155%, or $4.2 million, from the same period in fiscal 2007 due to higher sales prices on the mix of vessels sold. Gain on sales of assets increased approximately 144%, or $4.1 million, during the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007 because of a higher number of vessel sales during the current quarter.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter periods ended June 30, 2007 and 2006 and for the quarter ended March 31, 2007:

	Quarter Ended June 30,		Quarter Ended March 31,
	2007	2006	2007
UTILIZATION:
United States-based fleet:
Deepwater vessels	91.3%	93.8	100.0
Towing-supply/supply	61.0	64.2	55.9
Crew/utility	88.3	96.4	87.8
Offshore tugs	—	39.8	—
Total	70.3%	68.0	67.6
International-based fleet:
Deepwater vessels	96.3%	89.3	96.7
Towing-supply/supply	77.4	77.4	79.7
Crew/utility	86.2	83.8	85.7
Offshore tugs	63.4	72.1	70.7
Other	54.7	45.8	54.4
Total	79.0%	78.4	81.0
Worldwide fleet:
Deepwater vessels	95.5%	90.2	97.3
Towing-supply/supply	75.0	74.8	75.9
Crew/utility	86.5	85.8	86.0
Offshore tugs	63.4	63.9	70.6
Other	54.7	45.8	54.4
Total	77.8%	76.4	79.1

AVERAGE VESSEL DAY RATES:
United States-based fleet:
Deepwater vessels	$23,432	21,380	28,305
Towing-supply/supply	11,951	11,645	12,461
Crew/utility	5,992	6,457	6,104
Offshore tugs	—	15,920	—
Total	$12,001	11,987	13,297
International-based fleet:
Deepwater vessels	$23,175	18,216	21,893
Towing-supply/supply	9,478	8,076	9,142
Crew/utility	4,663	3,748	4,375
Offshore tugs	7,044	5,964	6,501
Other	5,653	3,615	4,132
Total	$9,557	7,833	9,062
Worldwide fleet:
Deepwater vessels	$23,218	18,856	23,111
Towing-supply/supply	9,774	8,671	9,531
Crew/utility	4,855	4,229	4,636
Offshore tugs	7,044	7,534	6,505
Other	5,653	3,615	4,132
Total	$9,852	8,540	9,577

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2007 and 2006 and for the quarter ended March 31, 2007:

	Quarter Ended June 30,		Quarter Ended March 31,
	2007	2006	2007
United States-based fleet:
Deepwater vessels	6	7	7
Towing-supply/supply	38	50	41
Crew/utility	12	13	13
Offshore tugs	—	13	—

Total	56	83	61

International-based fleet:
Deepwater vessels	30	29	29
Towing-supply/supply	218	207	215
Crew/utility	74	71	74
Offshore tugs	37	38	37
Other	5	7	5

Total	364	352	360

Owned or chartered vessels included in marine revenues	420	435	421
Vessels withdrawn from service	25	62	32
Joint-venture and other	13	21	13

Total	458	518	466

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 48, 59 and 48 stacked vessels at June 30, 2007 and 2006 and at March 31, 2007, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2007 and March 31, 2007:

	June 30, 2007		March 31, 2007
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	366	$1,265,063	371	$1,265,844
Stacked vessels	48	13,493	48	13,869
Vessels withdrawn from service	25	3,675	29	2,867
Marine equipment under construction		237,648		182,964
Other property and equipment		44,240		16,553

Totals	439	$1,564,119	448	$1,482,097

During the first quarter of fiscal 2008, the company took delivery of one anchor handling towing supply vessel, one platform supply vessel and two offshore tugs and sold to third party operators three anchor handling towing supply vessels, four platform supply vessels, five crew/utility vessels and one offshore tug.

During fiscal 2007, the company took delivery of five anchor handling towing supply vessels, one platform supply vessel and six crewboats (four from a joint-venture) and sold to third party operators or to scrap dealers 18 anchor handling towing supply vessels, 27 platform supply vessels, two crewboats, 16 offshore tugs and three other type vessels.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2007	2006	2007
Personnel	$18,254	15,213	16,167
Office and property	3,992	3,361	4,044
Sales and marketing	1,709	1,369	1,873
Professional services	5,608	2,322	2,757
Other	1,949	1,427	1,296

	$31,512	23,692	26,137

General and administrative expenses for the first quarter of fiscal 2008 were approximately 33% and 21% higher as compared to the first and fourth quarters of fiscal 2007, respectively, due to the amortization of restricted stock granted in March 2007, 2006, 2005 and 2004; the full vesting of restricted stock awarded by the Compensation Committee of the company’s Board of Directors to a retiring senior executive; higher professional services due to legal fees related to the internal investigation on the company’s Nigerian operations and to the court-approved settlement of a California labor law claim (as discussed elsewhere in this report); and an improved business environment.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At June 30, 2007, the entire amount of the company’s $300 million revolving line of credit (which includes a mechanism for increasing the amount of the facility to $400 million) was available for future financing needs. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors.

In July 2006, the company’s Board of Directors authorized the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2007. For the three-month period ended June 30, 2007, the company expended $113.7 million for the repurchase and cancellation of 1,693,400 common shares, or an average price paid per common share of $67.13. From inception of the July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company used $154.1 million for the repurchase and cancellation of 2,560,500 common shares, at an average price paid per common share of $60.17.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock in open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. For the three-month period ended June 30, 2006, the company expended $91.4 million for the repurchase and cancellation of 1,941,100 common shares, or an average price paid per common share of $47.06. From inception of the repurchase program through its conclusion on June 30, 2006, the company expended $112.1 million for the repurchase and cancellation of 2,396,100 common shares, or an average price paid per common share of $46.79.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the three months ended June 30, 2007, net cash from operating activities was $121.2 million compared to $97.3 million for the three months ended June 30, 2006. Significant components of cash provided by operating activities for the three months ended June 30, 2007, include net earnings of $87.5 million, adjusted for non-cash items of $7.0 million and changes in working capital balances of $26.6 million.

Significant components of cash provided by operating activities for the three months ended June 30, 2006, include net earnings of $71.4 million, adjusted for non-cash items of $37.4 million and changes in working capital balances of $11.5 million.

Investing Activities

Investing activities for the quarter ended June 30, 2007, used $87.0 million of cash, which is attributed to $111.5 million of additions to properties and equipment, offset by approximately $24.5 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $15.3 million in capitalized major repair costs, $3.1 million for vessel enhancements, $81.8 million for the construction of offshore marine vessels, $10.0 million for the construction of an aircraft and $1.3 million of other properties and equipment purchases.

Investing activities for the quarter ended June 30, 2006 used $23.3 million of cash, which is attributed to $40.1 million of additions to properties and equipment, offset by approximately $7.0 million in proceeds from the sales of assets and the collection of $9.5 million relating to the payoff of an outstanding financing arrangement the company had with Sonatide Marine Ltd., a 49% owned joint-venture. Additions to properties and equipment were comprised of approximately $7.8 million in capitalized major repair costs, $2.2 million for vessel enhancements, $24.5 million for the construction of offshore marine vessels, $5.0 million for the construction of an aircraft and $0.6 million of other properties and equipment purchases.

Financing Activities

Financing activities for the quarter ended June 30, 2007, used $73.3 million of cash, which is primarily the result of $113.7 million used to repurchase the company’s common stock, $8.5 million used for quarterly payment of common stock dividends of $0.15 per common share, and $1.0 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $36.6 million of proceeds from the issuance of common stock resulting from stock option exercisements and $13.2 million tax benefit on stock options exercised during the quarter.

Financing activities for the quarter ended June 30, 2006, used $95.8 million of cash, which is primarily the result of $91.4 million used to repurchase the company’s common stock, $8.7 million used for quarterly payment of common stock dividends of $0.15 per common share, and $5.0 million used to repay debt. These uses of cash were partially offset by $5.0 million provided by debt borrowings, $3.3 million of proceeds from the issuance of common stock resulting from stock option exercisements and $1.0 million tax benefit on stock options exercised during the quarter.

Vessel Construction and Acquisition Expenditures

The company is constructing 23 anchor handling towing supply vessels, varying in size from 5,000 brake horsepower (BHP), to 13,600 BHP for a total commitment cost of approximately $433.1 million. Five different international shipyards are constructing the vessels. Six of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 23 vessels begin in September 2007, with the last vessel scheduled for delivery in May 2010. As of June 30, 2007, $116.6 million has been expended on the vessels.

The company is also committed to enter into a bareboat charter agreement on one anchor handling towing supply vessel that is currently under construction. The bareboat charter agreement will have a purchase option allowing the company to purchase the vessel for $17.3 million at a specific time during the lease term. The anchor handling towing supply vessel is expected to be delivered in October 2007.

The company is also committed to the construction of two 220-foot, six 230-foot, four 240-foot and two 250-foot platform supply vessels for a total aggregate cost of approximately $239.0 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the two 220-foot vessels, while a different U.S. shipyard is constructing the two 250-foot vessels. Two different international shipyards are constructing the six 230-foot and four 240-foot vessels. Scheduled delivery of the two 220-foot vessels is expected in October 2007 and February 2008, while the two 250-foot vessels, which will be considered deepwater class vessels, are expected to be delivered in August and December of 2007. The six 230-foot vessels are scheduled for delivery beginning in September 2008 with final delivery of the sixth vessel in December of 2009. Expected delivery for the four 240-foot vessels, which will be considered deepwater class vessels, will begin in December 2008 with delivery of the fourth 240-foot vessel in August 2009. As of June 30, 2007, $75.7 million has been expended on these 14 vessels.

The company is also committed to the construction of four 175-foot, fast, crew/supply boats, and one tugboat for an aggregate cost of approximately $38.5 million. Two of the fast crewboats will be constructed at a U.S. shipyard and the other two at an international shipyard. The offshore tug is also being constructed at an international shipyard. Scheduled delivery for the four 175-foot crewboats is expected to begin in October 2007 with final delivery of the last crewboat in June of 2009. The tugboat was delivered in the latter part of July 2007. As of June 30, 2007, $3.3 million has been expended on these five vessels.

The company is also committed to enter into two bareboat charter agreements on two offshore tug vessels that are currently under construction. The bareboat charter agreements will each have a purchase option allowing the company to purchase the vessels for $14.1 million each at specific times during the lease term. Scheduled delivery for the two offshore tugs is expected in June and August of 2009.

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2007:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 6/30/07	Number of Vessels	Total Cost Commitment	Expended Through 6/30/07
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	6	$165,333	$20,770
Platform supply vessels	2	$35,031	$23,139	4	$98,437	$22,848
Replacement Fleet:
Anchor handling towing supply	—	—	—	18	$285,054	$95,892
Platform supply vessels	2	$28,251	$16,474	6	$77,308	$13,211
Crewboats and offshore tugs:
Crewboats	2	$15,079	$2,579	2	$17,310	—
Offshore tugs	—	—	—	3	$34,398	$6,008

Totals	6	$78,361	$42,192	39	$677,840	$158,729

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	9/07	12/07	03/08	06/08	9/08	Thereafter
Deepwater vessels:
Anchor handling towing supply	—		—	—	—	6
Platform supply vessels	1	1	—	—	—	4
Replacement Fleet:
Anchor handling towing supply	3	4	4	1	4	2
Platform supply vessels	—	1	1	—	1	5
Crewboats and offshore tugs:
Crewboats	—	2	—	—	—	2
Offshore tugs	1	—	—	—	—	2

Totals	5	8	5	1	5	21

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow and its $300 million senior unsecured notes and its revolving credit facility. Of the total $724.5 million of capital commitments for vessels currently under construction the company has expended $200.9 million as of June 30, 2007.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $2.1 million interest capitalized for the quarter ended June 30, 2007, was approximately $2.8 million. Interest and debt costs, net of $0.9 million capitalized during the first quarter of fiscal 2007, was approximately $2.6 million.

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

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of an estimated 413 million sterling, or approximately $825 million, total fund deficit as estimated by the MNOPF actuary that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s then current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.5 million and $0.7 million of the invoiced amount was paid during fiscal years 2007 and 2006, respectively with the remainder, including interest charges, to be paid in annual installments over the next eight years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the quarter ended June 30, 2007.

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

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a recent filing of a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue, which is inclusive of interest and attorney fees. As of June 30, 2007, no payments have been made related to the settlement of the California wage issue.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Internal Investigation

A full discussion on the company’s internal investigation on its Nigerian operations is contained in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time, to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $75.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market.

In late March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during the second quarter of fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. During the first quarter of fiscal 2008, the company sold a third vessel under this agreement for $17.0 million and simultaneously entered into a bareboat charter arrangement. The company is accounting for the three transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments.

For the quarters ended June 30, 2007 and 2006, the company expensed approximately $0.8 million and $0.3 million, respectively on these bareboat charter arrangements. The charter hire operating lease terms on the first two vessels sold to BOAL&C expire in calendar year 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2017. The charter hire operating lease term on the third vessel sold to BOAL&C expires in 2015 and the company has the option to extend the charter hire operating lease three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating lease through calendar year 2018.

The company has two additional vessels to sell and simultaneously bareboat charter from BOAL&C under the agreement. The vessels are currently under construction and will be sold upon the vessels’ delivery to the market. BOAL&C agreed to pay actual invoice cost of the respective vessels being acquired, or $35.0 million. The vessels currently under construction are expected to be delivered to the market in August 2007 with final delivery of the last vessel in December 2007.

The company is exposed to possible interest rate fluctuation related to its commitment to the sale and simultaneous leaseback of two additional vessels it agreed to sell to Banc of America Leasing & Capital LLC as is fully explained in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2007, filed with the Securities and Exchange Commission on May 25, 2007, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2007, regarding these critical accounting policies.

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

At June 30, 2007, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2007 is estimated to be $280.3 million.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of two of its vessels to BOAL&C. On March 24, 2006, the company entered into two interest rate swap transactions to effectively fix the amount of the lease payments on two vessels currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for each respective vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Any amounts received from the bank or paid to the bank as a result of the interest rate swap transactions will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At June 30, 2007, the two interest rate swaps had a combined fair value gain of approximately $0.4 million which is included in other assets in the consolidated balance sheet.

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

The company had no outstanding currency spot contracts at June 30, 2007.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $10.6 million. At June 30, 2007, the company had three forward contracts outstanding totaling $7.0 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. At June 30, 2007, the combined change in fair value of the three forward contracts was approximately $0.6 million of which $0.3 million was recorded as a decrease to earnings during the quarter ended June 30, 2007 because the forward contracts do not qualify as hedge instruments. The remaining $0.9 million of fair value was recorded during fiscal 2007. All future changes in fair value of the forward contracts will be recorded in earnings.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that although the company’s disclosure controls and procedures were generally effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act, they were not effective to the extent disclosed below.

The conclusion that the company’s disclosure controls were not wholly effective relates to information recently disclosed to the company’s Audit Committee and its senior management by special counsel that is conducting the previously disclosed internal investigation into the company’s Nigerian operations, which has been focused upon certain practices followed by the company and its third party agent in procuring temporary importation permits that are required for the company to operate its vessels in Nigerian waters. Although the investigation into the company’s past activities is ongoing, special counsel has advised, and the company has agreed, that certain payments apparently made to Nigerian customs officials by the agent on behalf of the Nigerian affiliate may not be lawful facilitating payments under the United States Foreign Corrupt Practices Act (the “FCPA”), and that, even if lawful, were not properly recorded as facilitating payments in the company’s books and records in the manner required by the FCPA. In addition, special counsel has advised the Audit Committee and management that the company’s FCPA compliance program that was previously in effect was not sufficient to give appropriate assurance that the requirements of the statute were satisfied, and that inadequate training of company personnel with respect to the statute’s requirements led to misjudgments by such personnel when FCPA compliance issues were presented.

The same factors considered by the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer in concluding that the company’s disclosure controls regarding FCPA compliance matters were not wholly effective has caused those officers to conclude, and report to the company’s independent auditors and its Audit Committee, that the company had a material weakness in internal controls with respect to the same FCPA compliance matters.

Prior to the filing of this report, and given the conclusions on disclosure controls and internal controls expressed above, the company has embarked on the implementation of changes in its disclosure and internal controls in order to give greater assurance of future compliance with the requirements of the FCPA, and to assure that potential FCPA issues are appropriately identified, reported, and evaluated in the future. These changes include the following:

•

The initiation of company-wide, intensive training of its personnel of the requirements of the FCPA, including training with respect to those areas of company operations most likely to raise FCPA compliance concerns.

•

With the assistance of special counsel, which has extensive experience in the area of FCPA compliance, the adoption of interim, more stringent FCPA compliance protocols and guidelines, which will be followed by a comprehensive FCPA compliance policy suitable for the company in light of its worldwide operations, particularly in areas that present challenges to regulatory compliance because of less mature legal frameworks.

•

The hiring of a new senior officer with significant experience in a regulated industry to lead compliance efforts until a new general counsel is named, with the intent that legal and regulatory compliance will be a priority of the new general counsel.

•

Determined that in the future, FCPA compliance will be a point of emphasis to be evaluated quarterly by its internal legal group and its internal audit group, and a report on FCPA compliance will be provided regularly to the Audit Committee.

Finally, although special counsel concluded that the recording on the company’s books of the payments made to procure temporary importation permits failed to meet the requirements of the FCPA with respect to how such payments were characterized, management believes that all such payments were in fact recorded as expense at the time the payment was made.

Internal Control over Financial Reporting

Other than those changes discussed above, there are no changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2007, filed with the Securities and Exchange Commission on May 25, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors.

In July 2006, the company’s Board of Directors authorized the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The Board of

Directors’ authorization for this repurchase program expired on June 30, 2007. For the three-month period ended June 30, 2007, the company expended $113.7 million for the repurchase and cancellation of 1,693,400 common shares, or an average price paid per common share of $67.13. From inception of the July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company used $154.1 million for the repurchase and cancellation of 2,560,500 common shares, at an average price paid per common share of $60.17.

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock in open market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. For the three-month period ended June 30, 2006, the company expended $91.4 million for the repurchase and cancellation of 1,941,100 common shares, or an average price paid per common share of $47.06. From inception of the repurchase program through its conclusion on June 30, 2006, the company expended $112.1 million for the repurchase and cancellation of 2,396,100 common shares, or an average price paid per common share of $46.79.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2007 purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2007 – April 30, 2007	75,000	$65.61	75,000	$112,595,489
May 1, 2007 – May 31, 2007	72,800	63.47	72,800	107,974,794
June 1, 2007 – June 30, 2007	1,545,600	67.38	1,545,600	—

Total	1,693,400	$67.13	1,693,400

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: August 9, 2007	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and Chief Executive Officer

Date: August 9, 2007	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: August 9, 2007	/s/ Joseph M. Bennett
Joseph M. Bennett
Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1*+	Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007.

10.2*+	Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007.

10.3*+	Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007.

10.4*+	Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007.

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.