Form 10-Q
period 2007-09-30
TIDEWATER INC
filed 2007-11-08
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

54,865,184 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 5, 2007. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$320,983	393,806
Trade and other receivables, net	296,066	286,808
Marine operating supplies	40,355	44,902
Other current assets	9,314	6,033

Total current assets	666,718	731,549

Investments in, at equity, and advances to unconsolidated companies	25,616	24,423
Properties and equipment:
Vessels and related equipment	2,758,613	2,609,324
Other properties and equipment	81,137	51,955

	2,839,750	2,661,279
Less accumulated depreciation and amortization	1,215,782	1,179,182

Net properties and equipment	1,623,968	1,482,097

Goodwill	328,754	328,754
Other assets	99,338	82,475

Total assets	$2,744,394	2,649,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	53,255	2,194
Accounts payable	70,396	75,217
Accrued expenses	53,657	45,880
Accrued property and liability losses	6,097	6,130
Other current liabilities	30,723	17,259

Total current liabilities	214,128	146,680

Long-term debt	300,000	300,000
Capitalized lease obligations	—	19,712
Deferred income taxes	183,574	179,687
Accrued property and liability losses	14,859	15,510
Other liabilities and deferred credits	122,114	101,699
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 54,867,584 shares at September and 57,476,898 shares at March	5,487	5,748
Other stockholders’ equity	1,904,232	1,880,262

Total stockholders’ equity	1,909,719	1,886,010

Total liabilities and stockholders’ equity	$2,744,394	2,649,298

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2007	2006	2007	2006
Revenues:
Vessel revenues	$297,368	271,314	590,259	529,999
Other marine revenues	21,678	2,665	34,269	13,800

	319,046	273,979	624,528	543,799

Costs and expenses:
Vessel operating costs	142,307	122,568	280,847	242,330
Costs of other marine revenues	19,485	1,948	31,232	11,862
Depreciation and amortization	29,836	28,563	58,033	56,360
General and administrative	30,680	23,975	62,192	47,667
Gain on sales of assets	(2,102)	(28,439)	(9,032)	(31,152)

	220,206	148,615	423,272	327,067

	98,840	125,364	201,256	216,732
Other income (expenses):
Foreign exchange gain (loss)	141	35	(384)	(734)
Equity in net earnings of unconsolidated companies	3,725	3,376	7,111	5,825
Minority interests	(85)	(248)	(129)	(228)
Interest and miscellaneous income	4,146	3,733	9,831	8,510
Interest and other debt costs	(1,336)	(2,345)	(4,178)	(4,925)

	6,591	4,551	12,251	8,448

Earnings before income taxes	105,431	129,915	213,507	225,180
Income taxes	18,965	25,724	39,499	49,540

Net earnings	$86,466	104,191	174,008	175,640

Basic earnings per common share	$1.57	1.87	3.13	3.11

Diluted earnings per common share	$1.56	1.86	3.11	3.08

Weighted average common shares outstanding	55,111,678	55,595,519	55,593,382	56,446,266
Incremental common shares from stock options	447,266	525,457	447,033	618,644

Adjusted weighted average common shares	55,558,944	56,120,976	56,040,415	57,064,910

Cash dividends declared per common share	$.15	.15	.30	.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
(In thousands)	2007	2006
Operating activities:
Net earnings	$174,008	175,640
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	58,033	56,360
Provision (benefit) for deferred income taxes	(13,399)	16,451
Gain on sales of assets	(9,032)	(31,252)
Equity in earnings of unconsolidated companies, net of dividends	(6,620)	(2,071)
Minority interests, net of dividends	(21)	(10)
Compensation expense—stock-based	6,049	5,194
Changes in assets and liabilities, net:
Trade and other receivables	(9,185)	(18,058)
Marine operating supplies	4,547	(2,116)
Other current assets	(3,281)	(3,276)
Accounts payable	(4,804)	6,461
Accrued expenses	7,777	816
Accrued property and liability losses	(106)	(235)
Other current liabilities	11,901	2,197
Other, net	4,604	10,795

Net cash provided by operating activities	220,471	216,896

Cash flows from investing activities:
Proceeds from sales of assets	58,714	55,531
Additions to properties and equipment	(216,453)	(128,235)
Repayments of advances to unconsolidated companies	—	9,496
Other	—	218

Net cash (used in) provided by investing activities	(157,739)	(62,990)

Cash flows from financing activities:
Debt borrowings	—	5,000
Principal payments on debt	—	(5,000)
Principal payments on capitalized lease obligations	(2,527)	—
Proceeds from exercise of stock options	43,419	4,495
Cash dividends	(16,806)	(17,185)
Stock repurchases	(174,743)	(131,735)
Excess tax benefits on stock options exercised	15,102	1,413

Net cash used in financing activities	(135,555)	(143,012)

Net change in cash and cash equivalents	(72,823)	10,894
Cash and cash equivalents at beginning of period	393,806	246,109

Cash and cash equivalents at end of period	$320,983	257,003

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,839	6,813
Income taxes	$29,297	31,758
Non-cash financing activities:
Capitalized leases	$33,876	—

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

(2)    Stockholders’ Equity

At September 30, 2007 and March 31, 2007, zero and 1,210,612 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3)    Common Stock Repurchase Program

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. For the quarter ended September 30, 2007, the company expended $61.1 million for the repurchase and cancellation of 950,000 common shares, at an average price paid per common share of $64.27. At September 30, 2007, approximately $138.9 million was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program.

In July 2006, the company’s Board of Directors authorized the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2007. From inception of the July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company used $154.1 million for the repurchase and cancellation of 2,560,500 common shares, at an average price paid per common share of $60.17. For the quarter ended September 30, 2006, the company expended $40.4 million for the repurchase and cancellation of 867,000 common shares, or an average price paid per common share of $46.57.

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

(4)    Income Taxes

The effective tax rate applicable to pre-tax earnings for the quarter and six-month periods ended September 30, 2007 was 18% and 18.5%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and six-month periods ended September 30, 2006 was 19.8% and 22%, respectively. The reduction in the effective tax rate during the quarter ended September 30, 2007 is a result of the company’s proportionally greater profitability being derived from international operations, and what is expected to be derived from international operations for the remainder of this fiscal year, where statutory income tax rates are generally lower than those applicable to the U.S. operations.

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

The implementation of FIN 48 resulted in the company recording an additional $18.9 million of tax liabilities, including penalty and interest of $3.8 million, a reduction to equity method investments of $5.4 million, including penalties and interest of $2.6 million, and a corresponding decrease to stockholders’ equity of $24.3 million during the first quarter of fiscal 2008. The company’s balance sheet at March 31, 2007 reflects $13.1 million of tax liabilities for uncertain tax positions. The liabilities are attributable to the IRS disallowance of all claimed deductions from taxable income related to the company’s Foreign Sales Corporation and the Extraterritorial Income Exclusion for fiscal years 1999 through 2007, a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $11.8 million of unrecognized tax benefits related to a state tax issue, including interest of $0.6 million. The total amount of gross unrecognized tax benefits was $51.3 million as of September 30, 2007. These gross unrecognized tax benefits would affect the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

On October 17, 2007, the U.S. District Court for the Eastern District of Louisiana ruled in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. The company expects the IRS to appeal the verdict. Although the timeline for future appeals, if any, and the ultimate settlement of the liability is unpredictable, it is reasonably possible that these uncertainties will be resolved within the next twelve months. The company has approximately $27.0 million of tax liabilities recorded at September 30, 2007, with respect to this issue, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000, that would be reversed should these uncertainties ultimately be resolved in the company’s favor.

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

(5)    Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.3 million and $0.7 million to the defined benefit pension plan during the quarter and six-month period ended September 30, 2007 and expects to contribute an additional $0.7 million to the plan during the remainder of the current fiscal year. The company is not required to and did not make a contribution to the supplemental plan during the quarter and six-month period ended September 30, 2007.

However, the company does anticipate contributing $2.8 million to the supplemental plan during the quarter period ended December 31, 2007.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Pension Benefits:
Service cost	$297	232	594	464
Interest cost	1,052	918	2,104	1,836
Expected return on plan assets	(638)	(628)	(1,276)	(1,256)
Amortization of prior service cost	6	15	12	30
Recognized actuarial loss	488	331	976	662

Net periodic benefit cost	$1,205	868	2,410	1,736

Other Benefits:
Service cost	$342	323	684	646
Interest cost	458	413	916	826
Amortization of prior service cost	(547)	(550)	(1,094)	(1,100)
Recognized actuarial loss	339	387	678	774

Net periodic benefit cost	$592	573	1,184	1,146

(6)    Contingencies

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s then current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.5 million and $0.7 million of the invoiced amount was paid during fiscal years 2007 and 2006, respectively with the remainder, including interest charges, to be paid in annual installments over the next eight years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the first half of fiscal 2008.

In the fourth quarter of fiscal 2007, the company provided an additional $3.5 million of crew costs expense due to the finalization of the pension fund’s 2006 actuarial evaluation. The first installment on the additional $3.5 million of $0.5 million was paid in October 2007 with the remaining $3.0 million due over the next seven years.

In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

As previously reported, the Audit Committee of the Board engaged special counsel to conduct an internal investigation of its Nigerian operations, primarily focusing on the legality, under the U.S. Foreign Corrupt Practices Act (FCPA) and local laws, of its Nigerian affiliate’s reimbursement of certain expenses incurred by a customs agent. These payments related to the temporary importation of its vessels into Nigeria, and include payments made to obtain or extend permits that are necessary for the company’s vessels to operate in Nigerian offshore waters. The investigation is ongoing, with special counsel that is leading the investigation providing periodic progress reports to the Audit Committee. The Audit Committee also requested special counsel to assess the company’s FCPA compliance in selected other countries identified as meeting certain risk criteria, including the use of the same customs agent as it used to procure temporary importation permits in Nigeria. Following that initial assessment, the Audit Committee directed a further review of certain practices and transactions in these other jurisdictions to determine whether they are consistent with the FCPA. More recently, the company further reported that the Audit Committee had instructed special counsel to review the company’s relationships with, and use of, third-party marketing agents in certain jurisdictions and that review is underway.

While the company has adopted alternative processes for obtaining Nigerian temporary import permits that are designed to assure FCPA compliance and that appear to be functioning satisfactorily in the short term, the possibility still exists that the company may have to curtail or cease its operations in Nigeria if these alternative processes are not sustainable or if a more permanent solution is not identified and implemented to allow the company to import vessels into Nigeria in a satisfactory manner. In Nigeria and perhaps other jurisdictions, changes in local law and regulations may be necessary in order to provide greater transparency and efficiency, as well as an assurance regarding compliance with applicable laws. Although the company is reasonably optimistic that many of these issues can be resolved, to date no permanent solution has been developed and the company can give no assurance that satisfactory longer-term solutions will become available. The company has noted that other oil service companies operating in these jurisdictions have announced their own internal FCPA compliance issues with respect to the temporary importation regime in Nigeria, and believes that these and other companies are confronted with many of the same FCPA compliance issues that the company has identified. The company is hopeful that, while still evolving, the recognition that this is an oil service industry, and not a company-specific, issue, will continue to increase, which would likely help facilitate more permanent changes in local law to address any compliance concerns. The company currently has 22 vessels working in Nigeria. In the last 90 days, the company processed new or extended temporary importation permits for 10 of these 22 vessels using the alternative processes. Given that new permits are typically granted for a 12 month term and extensions are granted for a 6 month term, however, the company will need to file applications for new or extended temporary importation permits on a reasonably frequent basis. In addition, the company used the alternative processes to obtain new temporary importation permits for two additional vessels that are currently scheduled to relocate from other areas to commence work in Nigeria prior to the end of 2007. As long as the alternative processes remain satisfactory, the company will continue to use them to process extensions or procure new permits in Nigeria as and when necessary. The company has a firm commitment to its compliance program. The company has strong, worldwide customer relationships and a mobile fleet, and it is prepared to redeploy vessels to other markets as necessary to assure the vessels are utilized to the fullest extent possible consistent with that commitment.

As previously reported, the company has voluntarily disclosed its internal review to both the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway and indicated that it will cooperate fully with both agencies. That cooperation is continuing. Special counsel has provided and will continue to provide interim updates to these agencies, and has provided and will continue to provide certain information requested by the Department of Justice and the Commission.

The company is unable to predict whether either agency will separately investigate this matter, or what potential remedies, if any, these agencies may seek.

Based on the information obtained to date in the investigation, the company does not believe that any potential liability that may result from an investigation or regulatory action by the Department of Justice or the Commission is either probable or reasonably estimable, and, thus, no accrual has been recorded as of September 30, 2007. Should additional information be obtained, the company will record a provision when the amount is both probable and reasonably estimable.

For information on the impact that the internal investigation has had on the conclusions of the company and its chairman of the board, president and chief executive officer and its chief financial officer on the effectiveness of the company’s disclosure controls, see Item 4 of Part I of this 10-Q.

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a recent filing of a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue, which is inclusive of interest and attorney fees. As of September 30, 2007, $2.5 million remains accrued and unpaid.

Various legal proceedings and claims are outstanding which arose or may arise in the future in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(7)    Sales of Vessels

In August 2006, the company sold 11 of its offshore tugs for a total cash price of $34.8 million. The culmination of this transaction resulted in an approximate $28.2 million pre-tax financial gain, or approximately $17.2 million after tax, or $0.31 per diluted common share after tax.

(8)    Recently Issued Accounting Standards

In February 2007, the FASB issued Statement of Financial Accounting Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its results of operations or financial position.

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

(9)    Subsequent Events

During the period October 1, 2007 through November 7, 2007, pursuant to the company’s stock repurchase plan discussed in Note 2, the company repurchased 499,800 shares of common stock for an aggregate purchase price of $26.8 million, or an average price of $53.61 per share.

(10)    Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and six-month periods ended September 30, 2007 and 2006. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Revenues:
Vessel revenues:
United States	$43,183	62,272	86,255	124,080
International	254,185	209,042	504,004	405,919

	297,368	271,314	590,259	529,999
Other marine revenues	21,678	2,665	34,269	13,800

	$319,046	273,979	624,528	543,799

Marine operating profit:
Vessel activity:
United States	$9,815	26,361	20,180	52,285
International	94,770	76,798	190,680	144,914

	104,585	103,159	210,860	197,199
Gain on sales of assets	2,102	28,439	9,032	31,152
Other marine services	2,043	612	2,778	1,712

Operating profit	$108,730	132,210	222,670	230,063

Equity in net earnings of unconsolidated companies	3,725	3,376	7,111	5,825
Interest and other debt costs	(1,336)	(2,345)	(4,178)	(4,925)
Corporate general and administrative	(9,904)	(6,248)	(21,001)	(12,543)
Other income	4,216	2,922	8,905	6,760

Earnings before income taxes	$105,431	129,915	213,507	225,180

Depreciation and amortization:
Marine equipment operations
United States	$4,527	6,579	8,896	12,668
International	24,914	21,826	48,418	43,376
General corporate depreciation	395	158	719	316

	$29,836	28,563	58,033	56,360

Additions to properties and equipment:
Marine equipment operations
United States	$8,916	17,437	24,497	32,805
International	106,042	69,456	214,960	89,151
General corporate	818	1,234	10,872	6,279

	$115,776	88,127	250,329	128,235

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended September 30, 2007 and 2006, and of cash flows for the six-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2007, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 24, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on April 1, 2006. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

November 7, 2007

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

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Drydocking costs are only incurred if economically justified, taking into consideration the vessel’s age, physical condition and future marketability. If the required drydocking is not performed, the vessel is either stacked or sold as it cannot work without the proper certifications. Although a certain number of drydockings are required over a given period to meet regulatory requirements, the timing of these drydockings within that period is largely under the control of the company. When the company takes productive vessels out of service for drydockings, the company incurs not only the drydocking cost but also the loss of revenue from that vessel during the drydock period. In any given quarter, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenue stream through fluctuations in vessel utilization rates. Fuel and lube costs can fluctuate in any given quarter depending on the number of mobilizations that occur in any given period.

The company also incurs vessel operating costs which are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other type costs. Brokers’ commission costs are primarily incurred in the company’s international operations where brokers assist in obtaining work for the company’s vessels. Brokers are paid a percentage of day rates and, accordingly, as revenues increase so do commissions paid to brokers. Other type costs include but are not limited to satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary importation fees.

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the quarters and six-month periods ended September 30, 2007 and 2006 and for the quarter ended June 30, 2007. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2007	2006	2007	2006	2007
Revenues:
Vessel revenues:
United States	$43,183	62,272	86,255	124,080	43,072
International	254,185	209,042	504,004	405,919	249,819

	297,368	271,314	590,259	529,999	292,891
Other marine revenues	21,678	2,665	34,269	13,800	12,591

	$319,046	273,979	624,528	543,799	305,482

Operating costs:
Vessel operating costs:
Crew costs	$76,694	66,248	152,939	129,657	76,245
Repair and maintenance	25,402	25,313	49,960	50,302	24,558
Insurance and loss reserves	4,539	4,407	10,577	8,955	6,038
Fuel, lube and supplies	12,169	10,776	23,485	22,141	11,316
Vessel operating leases	965	364	1,731	618	766
Other	22,538	15,460	42,155	30,657	19,617

	142,307	122,568	280,847	242,330	138,540
Costs of other marine revenues	19,485	1,948	31,232	11,862	11,747

	$161,792	124,516	312,079	254,192	150,287

The following table subdivides vessel operating costs presented above by the company’s United States and International segments for the quarters and six-month periods ended September 30, 2007 and 2006 and for the quarter ended June 30, 2007.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2007	2006	2007	2006	2007
Operating costs:
United States vessel operating costs:
Crew costs	$16,019	16,359	32,855	32,154	16,836
Repair and maintenance	3,752	5,370	7,685	10,419	3,933
Insurance and loss reserves	1,713	2,361	4,008	5,090	2,295
Fuel, lube and supplies	981	975	1,697	2,706	716
Vessel operating leases	444	262	513	516	69
Other	2,396	1,615	4,144	3,380	1,748

	25,305	26,942	50,902	54,265	25,597
International vessel operating costs:
Crew costs	$60,675	49,889	120,084	97,503	59,409
Repair and maintenance	21,650	19,943	42,275	39,883	20,625
Insurance and loss reserves	2,826	2,046	6,569	3,865	3,743
Fuel, lube and supplies	11,188	9,801	21,788	19,435	10,600
Vessel operating leases	521	102	1,218	102	697
Other	20,142	13,845	38,011	27,277	17,869

	117,002	95,626	229,945	188,065	112,943

Total operating costs	$142,307	122,568	280,847	242,330	138,540

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

As a result of the uncertainty of an individual customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.7 million of billings as of September 30, 2007 ($5.3 million of billings as of March 31, 2007), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s net earnings in the first half of fiscal 2008 were comparable to the net earnings achieved during the first half of fiscal 2007, although pre-tax gains on sales of assets were approximately $22.1 million higher in the first six months of fiscal year 2007 versus the same time frame during fiscal year 2008. The company’s United States (U.S.) revenues decreased approximately 31%, or $37.8 million, during the six-months ended September 30, 2007 as compared to the same period in fiscal 2007 while the company’s international revenues increased $98.1 million, or approximately 24% during the same comparative period. A significant portion of the company’s operations are conducted internationally. For the six-month period ended September 30, 2007, revenues generated from international operations as a percentage of the company’s total revenues were 81%. Net earnings for the first half of fiscal 2008 was also impacted positively by the change in the company’s effective tax rate.

The company’s U.S. results of operations for the first half of fiscal 2008 decreased as compared to the same period in fiscal 2007 due primarily to the sale of the company’s U.S.-based offshore tugs during the second and third quarters of fiscal 2007, the transfer of vessels to international areas of operations and reduced utilization rates of the core group of U.S.-based vessels. Consistent with public reports, the company has seen signs of weakening in the shallow water Gulf of Mexico offshore vessel market as repair work on the offshore energy infrastructure resulting from the damage caused by Hurricanes Katrina and Rita in August and September 2005, respectively, winds down and numerous drilling rigs have relocated to international areas. The number of available drilling rigs in the U.S. market should continue to be the primary driver of the company’s future profitability in the U.S. market and, at present, the offshore rig count in the Gulf of Mexico remains at very low levels as compared to past industry up cycles. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue in the upcoming quarters. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence.

Industry reports indicate that a boom in worldwide rig construction continues as rig owners attempt to capitalize on the high worldwide demand for drilling. Over the next three years the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 150 rigs to supplement the current approximate 700 movable rigs worldwide. In addition, approximately 80 new floating production units are currently under construction, which are expected to be delivered over the next three to four years.

In addition to the increased activity in drilling rig construction, the worldwide offshore vessel market is also experiencing an increase in construction. Approximately 712 new-build vessels are expected to be delivered to the worldwide offshore vessel market within the next five years as reported by ODS-Petrodata. An increase in vessel capacity could result in increased competition in the industry which may have the effect of lowering charter rates. However, the worldwide offshore marine vessel industry has a large number of aging vessels that are nearing or exceeding their original estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the attrition rate of these aging vessels is unknown, a reduction in worldwide vessel capacity would likely offset, at least in part, the potential effects the offshore marine industry may encounter when the new-build vessels are delivered to the market. Additionally, as reported above, over 150 new drilling and production support units and approximately 80 floating production units are expected to be added to the worldwide fleet over the next three years, that may, if fully utilized, create additional vessel demand and minimize the effects of the new-build vessels being added to the offshore support vessel fleet.

Commodity prices for crude oil and natural gas are critical factors in E&P companies’ decision to retain their drilling rigs in the U.S. Gulf of Mexico market or mobilize the rigs to more profitable international markets. At present, the commodity price for natural gas has weakened since the start of calendar year 2007 because of an increase in inventory levels for the resource. The company’s U.S. results of operations are primarily driven by natural gas exploration and production and, given the relative volatility and uncertainty in natural gas pricing in the near term, it is unknown how U.S.-based vessel demand will be affected.

The Central and Western Gulf of Mexico (GOM) Lease Sales, held in October and August 2007, respectively, indicated that there is strong interest in the Gulf’s ultra deepwater tracts where total bids for these tracts increased approximately 919% and 663% at the Central GOM lease sale and Western GOM lease sale, respectively, as compared to 2006. Shallow and mid-water tracts sales improved at the Central GOM lease sale as compared to prior year; but, bids for these same tracts were down at the Western GOM lease sale as compared to 2006’s sale. Analysts speculate that weaker shallow and mid-water tracts sales at the Western GOM lease sale may be due to limited rig availability and/or lack of favorable prospects in that section of the Gulf.

While all of these factors create uncertainty as to the immediate future activity level of the U.S. vessel market, the company’s assets are highly mobile and should the U.S. market weaken further, the company has the ability to redeploy its vessels to international markets where the vessels may benefit from strong average day rates and earnings taxed at statutory income tax rates that are typically lower than in the United States. In reaction to rigs departing the Gulf of Mexico during the latter part of calendar year 2006, the company relocated 16 vessels to international areas during fiscal 2007 and an additional three vessels during the first half of fiscal 2008 where the vessels were contracted for more attractive term work at generally higher day rates than what the vessels were achieving in the Gulf of Mexico. The company will continue to assess the demand for vessels in the Gulf and consider relocating additional vessels to stronger international areas as necessary.

The strength in the company’s international-based results of operations during the first half of fiscal 2008 can be attributed to higher average day rates and an increase in the number of vessels operating internationally. Average day rates for the total international-based fleet increased approximately 20% during the first half of fiscal 2008 as compared to the same period in fiscal 2007. The company’s international results of operations have been primarily dependent on the supply and demand relationship of crude oil. During the company’s first half of fiscal 2008, crude oil prices breached the $80 per barrel mark and closed in the low $80’s by the end of September 2007, climbing to the mid-to-high 80’s by mid October 2007. Analysts continue to forecast that global demand for crude oil will likely remain strong throughout the remainder of calendar year 2007 and well into 2008. Analysts also expect future crude oil prices to remain at attractive levels due to high worldwide consumer demand for oil, relatively low excess OPEC production capacity, continuing concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC and production declines in mature oil fields. Management anticipates international vessel demand will remain strong as long as crude oil prices remain at levels that would support E&P companies continuing to expend their anticipated E&P spending budgets.

Marine operating profit and other components of earnings before income taxes for the quarters and six-month periods ended September 30, 2007 and 2006 and for the quarter ended June 30, 2007 consist of the following:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2007	2006	2007	2006	2007
Vessel activity:
United States	$9,815	26,361	20,180	52,285	10,365
International	94,770	76,798	190,680	144,914	95,910

	104,585	103,159	210,860	197,199	106,275
Gain on sales of assets (A)	2,102	28,439	9,032	31,152	6,930
Other marine services	2,043	612	2,778	1,712	735

Operating profit	108,730	132,210	222,670	230,063	113,940

Equity in net earnings of unconsolidated companies	3,725	3,376	7,111	5,825	3,386
Interest and other debt costs	(1,336)	(2,345)	(4,178)	(4,925)	(2,842)
Corporate general and administrative	(9,904)	(6,248)	(21,001)	(12,543)	(11,097)
Other income	4,216	2,922	8,905	6,760	4,689

Earnings before income taxes	$105,431	129,915	213,507	225,180	108,076

(A)	The timing of dispositions of vessels is very difficult to predict, therefore, gains on sales of assets may fluctuate significantly from quarter to quarter.

United States-based Operations

U.S.-based vessel revenues for the quarter and six-month period ended September 30, 2007 decreased approximately 31% and 31%, or $19.1 million and $37.8 million, respectively, as compared to the same periods in fiscal year 2007 due primarily to the transfer of vessels to international markets, to the sale of the company’s U.S.-based offshore tugs during the second and third quarters of fiscal year 2007 and to a modest reduction in average day rates. Removing the revenue effect of the company’s U.S.-based offshore tugs in the comparative data indicates that U.S.-based revenues for the quarter and six-month period ended September 30, 2007 decreased approximately 25% and 23%, or $14.5 million and $25.7 million, respectively, as compared to the same periods in fiscal year 2007, driven primarily from the reductions of U.S.-based vessels from 72 during the quarter ended September 30, 2006 (excluding offshore tugs) to 56 during the current quarter ended.

The active towing supply/supply vessels, the company’s major income producing vessel class in the U.S. market, was responsible for approximately 72% and 60% of the loss in revenue for the quarter and six-month period ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007, while the company’s deepwater class of vessels contributed a modest 1% and 2% of the loss in revenues during the same comparative periods, respectively. Removing the revenue effect of the U.S.-based offshore tugs in the comparative data indicates that the company’s towing supply/supply class of vessels were responsible for approximately 95% and 89% of the loss in revenues for the quarter and six-

months ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007. The reduction of vessels in this class from 50 during the quarter ended September 30, 2006, to 36 during the June 2007 quarter and 35 during the September 2007 quarter accounted for the majority of the reduced revenue from this class of vessel.

Average day rates on the U.S-based towing supply/supply vessels was comparable for the quarter and six-month period ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007, while utilization rates on this same class of vessel decreased approximately 12% and 8% during the same comparative periods, respectively. Average day rates on the company’s U.S.-based deepwater class of vessels were comparable for the quarter ended September 30, 2007 and increased approximately 4% for the six-month period ended September 30, 2007 as compared to the same periods in fiscal 2007, respectively. Utilization rates on the deepwater class of vessels decreased approximately 4% and 3% for the quarter and six-month period ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007. Utilization rates on the company’s domestic-based crew/utility class of vessels increased approximately 1% for the quarter ended September 30, 2007 and dipped approximately 4% for the six-month period ended September 30, 2007 as compared to the same periods in fiscal 2007, respectively. Average day rates for the crew/utility class of vessels decreased approximately 3% and 5% during the same comparative periods, respectively.

U.S.-based operating profit for the quarter and six-month period ended September 30, 2007 decreased approximately $16.5 million and $32.1 million, or 63% and 61%, respectively, as compared to the same periods in fiscal year 2007 primarily due to lower revenues. The reduction in current period operating profits was slightly mitigated by lower depreciation expense due to the transfer of vessels to international operating areas.

Current quarter U.S.-based vessel revenues and operating profit were comparable to the previous quarter.

International-based Operations

International-based vessel revenues increased approximately 22% and 24%, or $45.1 million and $98.1 million, for the quarter and six-month period ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007 primarily due to an increase in average day rates on all vessel classes operating in international markets and to an increase in the number of vessels operating internationally.

The company’s international deepwater class, towing supply/supply class and crew/utility class of vessels generated approximately 16%, 78% and 9%, respectively, of the revenue growth during the quarter ended September 30, 2007 and generated approximately 26%, 65% and 11%, respectively, of the revenue growth for the six-month period ended September 30, 2007 as compared to the same periods in fiscal year 2007.

Average day rates for the company’s international deepwater class of vessels increased approximately 14% and 21% for the quarter and six-month period ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007, while utilization rates on this same class of vessel decreased approximately 3% for the quarter ended September 30, 2007 and increased approximately 2% for the six-month period ended September 30, 2007 as compared to the same periods in fiscal year 2007. Average day rates for the company’s international towing supply/supply class of vessels increased approximately 21% and 19% for the quarter and six-month period ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007. Utilization rates on the international towing supply/supply class of vessels decreased a modest 1% for the quarter and six-month period ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007. Average day rates on the company’s international-based crew/utility class of vessels increased approximately 18% and 21% for the quarter and six-month period ended September 30, 2007 as compared to the same periods in fiscal 2007, respectively while utilization rates for the crew/utility class of vessels increased approximately 3% and 3% during the same comparative periods, respectively. Average day rates on the international offshore tugs increased approximately 3% and 11% for the quarter and six-month period ended September 30, 2007 as compared to the same periods in fiscal 2007, respectively, while utilization rates for the same class of vessel decreased approximately 8% and 10% during the same comparative periods, respectively.

International-based vessel operating profit increased approximately 23% and 32%, or $18.0 million and $45.8 million, for the quarter and six-month period ended September 30, 2007, respectively, as compared to the same periods in fiscal year 2007 primarily due to higher revenues. Higher international-based revenues earned during the current fiscal year periods were partially offset by increases in vessel operating costs (primarily crew costs due to basic inflationary increases in labor costs around the world, insurance and loss reserves and other vessel costs) and higher depreciation expense resulting from an increase in the number of vessels operating internationally, including newly-constructed vessels added to the international-based fleet over the past year.

While international-based vessel revenues improved during the first half of fiscal 2008, revenue growth was slowed by an increased number of maintenance days during the six-month period ended September 30, 2007, resulting from a higher level of drydockings performed. While repair and maintenance expense was relatively stable when comparing the six-month periods, capitalized repair and maintenance costs increased from $22.4 million during the first half of fiscal 2007 to $29.0 million during the first half of fiscal 2008. The increased number of maintenance days negatively impacted the utilization statistics of the company’s vessels during the six-month period ended September 30, 2007.

Current quarter international-based vessel revenues increased approximately 2%, or $4.4 million, as compared to the previous quarter due to an increase in average day rates. International-based vessel operating profit for the current quarter decreased approximately 1%, or $1.1 million, as compared to the previous quarter primarily due to an increase in vessel operating costs and depreciation expense, much of which was associated with newly-constructed vessels added to the fleet during the first six months of fiscal 2008.

Other Items

Insurance and loss reserves for the quarter and six-month period ended September 30, 2007 increased approximately 3% and 18%, or $0.1 million and $1.6 million, as compared to the same periods in fiscal year 2007, respectively, due to lower premiums and loss reserves recorded in fiscal year 2007 resulting from the company’s safety record.

Gain on sales of assets for the first half of fiscal 2008 decreased approximately 71%, or $22.1 million, from the same period in fiscal 2007 due to the August 2006 sale of 11 of the company’s offshore tugs for a total cash price of $34.8 million. The culmination of this transaction resulted in an approximate $28.2 million pre-tax financial gain, or approximately $17.2 million after-tax, or $0.31 per diluted common share after tax.

Gain on sales of assets decreased approximately 70%, or $4.8 million, during the second quarter of fiscal 2008 as compared to the first quarter of fiscal 2008 because fewer vessels were sold during the current quarter as compared to the prior quarter. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and six month periods ended September 30, 2007 and 2006 and the quarter ended June 30, 2007:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2007	2006	2007	2006	2007
UTILIZATION:
United States-based fleet:
Deepwater vessels	95.1%	99.4	93.4	96.6	91.3
Towing-supply/supply	56.6	64.0	58.9	64.1	61.0
Crew/utility	88.5	87.4	88.4	91.8	88.3
Offshore tugs	—	41.8	—	40.5	—
Total	69.1%	69.5	69.7	68.7	70.3
International-based fleet:
Deepwater vessels	91.8%	94.9	94.1	92.1	96.3
Towing-supply/supply	76.9	77.7	77.1	77.5	77.4
Crew/utility	89.0	86.2	87.5	85.0	86.2
Offshore tugs	59.8	65.1	61.5	68.5	63.4
Other	48.3	52.0	51.4	48.9	54.7
Total	78.3%	78.9	78.6	78.7	79.0
Worldwide fleet:
Deepwater vessels	92.5%	95.8	94.0	93.0	95.5
Towing-supply/supply	74.1	75.1	74.5	74.9	75.0
Crew/utility	88.9	86.4	87.7	86.1	86.5
Offshore tugs	59.8	61.7	61.5	62.8	63.4
Other	48.3	52.0	51.4	48.9	54.7
Total	77.0%	77.2	77.4	76.8	77.8

AVERAGE VESSEL DAY RATES:
United States-based fleet:
Deepwater vessels	$23,382	23,442	23,394	22,444	23,432
Towing-supply/supply	11,856	12,102	11,907	11,875	11,951
Crew/utility	6,270	6,456	6,136	6,457	5,992
Offshore tugs	—	17,793	—	16,596	—
Total	$12,254	12,606	12,126	12,290	12,001
International-based fleet:
Deepwater vessels	$22,423	19,593	22,805	18,929	23,175
Towing-supply/supply	10,080	8,311	9,781	8,194	9,478
Crew/utility	4,584	3,895	4,624	3,822	4,663
Offshore tugs	6,511	6,328	6,781	6,139	7,044
Other	4,419	3,526	5,074	3,569	5,653
Total	$9,768	8,222	9,662	8,028	9,557
Worldwide fleet:
Deepwater vessels	$22,615	20,369	22,913	19,639	23,218
Towing-supply/supply	10,267	8,944	10,020	8,808	9,774
Crew/utility	4,852	4,319	4,854	4,275	4,855
Offshore tugs	6,511	7,469	6,781	7,504	7,044
Other	4,419	3,526	5,074	3,569	5,653
Total	$10,064	8,935	9,958	8,738	9,852

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30, 2007 and 2006 and for the quarter ended June 30, 2007:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2007	2006	2007	2006	2007
United States-based fleet:
Deepwater vessels	7	7	7	7	6
Towing-supply/supply	35	50	36	50	38
Crew/utility	13	14	13	14	12
Offshore tugs	—	6	—	9	—

Total	55	77	56	80	56

International-based fleet:
Deepwater vessels	30	29	30	29	30
Towing-supply/supply	221	205	219	206	218
Crew/utility	68	70	71	70	74
Offshore tugs	38	39	37	39	37
Other	5	7	5	7	5

Total	362	350	362	351	364

Owned or chartered vessels included in marine revenues	417	427	418	431	420
Vessels withdrawn from service	24	48	25	55	25
Joint-venture and other	14	20	14	21	13

Total	455	495	457	507	458

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 51, 51 and 48 stacked vessels at September 30, 2007 and 2006 and at June 30, 2007, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2007 and March 31, 2007:

	September 30, 2007		March 31, 2007
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	363	$1,290,158	371	$1,265,844
Stacked vessels	51	13,499	48	13,869
Vessels withdrawn from service	24	3,555	29	2,867
Marine equipment under construction		272,409		182,964
Other property and equipment		44,347		16,553

Totals	438	$1,623,968	448	$1,482,097

During the first half of fiscal 2008, the company took delivery of four anchor handling towing supply vessels, one platform supply vessel and three offshore tugs and sold to third party operators four anchor handling towing supply vessels, five platform supply vessels, six crew/utility vessels and three offshore tugs.

During the first half of fiscal 2007, the company took delivery of four anchor handling towing supply vessels and three crewboats and sold to third party operators or to scrap dealers eight anchor handling towing supply vessels, 14 platform supply vessels, two crewboats, 12 offshore tugs and one other type vessel.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and six-month periods ended September 30, 2007 and 2006 and for the quarter ended June 30, 2007 were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2007	2006	2007	2006	2007
Personnel	$16,885	14,100	35,139	29,313	18,254
Office and property	3,928	3,582	7,920	6,943	3,992
Sales and marketing	1,752	1,790	3,461	3,159	1,709
Professional services	5,245	2,086	10,853	4,408	5,608
Other	2,870	2,417	4,819	3,844	1,949

	$30,680	23,975	62,192	47,667	31,512

General and administrative expenses for the quarter and six-month period ended September 30, 2007 were approximately 28% and 31% higher as compared to the same periods in fiscal 2007 due to the amortization of restricted stock granted in March 2007; higher professional services due to legal fees related to the internal investigation on the company’s Nigerian operations (as discussed elsewhere in this report) and to the court-approved settlement of a California labor law claim; and an improved business environment. General and administrative expenses for the quarter ended September 30, 2007 was slightly lower compared to the first quarter of fiscal 2008 because the prior quarter included the full vesting of restricted stock awarded by the Compensation Committee of the company’s Board of Directors to a retiring senior executive.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current financing requirements. At September 30, 2007, the entire amount of the company’s $300 million revolving line of credit (which includes a mechanism for increasing the amount of the facility to $400 million) was available for future financing needs. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. For the quarter ended September 30, 2007, the company expended $61.1 million for the repurchase and cancellation of 950,000 common shares, at an average price paid per common share of $64.27. At September 30, 2007, approximately $138.9 million was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program.

In July 2006, the company’s Board of Directors authorized the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2007. From inception of the July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company used $154.1 million for the repurchase and cancellation of 2,560,500 common shares, at an average price paid per common share of $60.17. For the quarter ended September 30, 2006, the company expended $40.4 million for the repurchase and cancellation of 867,000 common shares, or an average price paid per common share of $46.57.

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

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the six months ended September 30, 2007, net cash from operating activities was $220.5 million compared to $216.9 million as of September 30, 2006. Significant components of cash provided by operating activities for the six months ended September 30, 2007, include net earnings of $174.0 million, adjusted for non-cash items of $35.0 million and changes in working capital balances of $11.5 million.

Significant components of cash provided by operating activities for the six-months ended September 30, 2006, include net earnings of $175.6 million, adjusted for non-cash expenses of $44.7 million and changes in working capital of $3.4 million.

Investing Activities

Investing activities for the six months ended September 30, 2007, used $157.7 million of cash, which is attributed to $216.4 million of additions to properties and equipment, offset by approximately $58.7 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $29.0 million in capitalized major repair costs, $4.8 million for vessel enhancements, $170.1 million for the construction of offshore marine vessels, $10.9 million for the construction of an aircraft and $1.6 million of other properties and equipment purchases.

Investing activities for the six months ended September 30, 2006, used $63.0 million of cash, which is attributed to $128.2 million of additions to properties and equipment, offset by approximately $55.5 million in proceeds from the sales of assets and the collection of $9.5 million relating to the payoff of an outstanding financing arrangement the company had with Sonatide Marine Ltd., a 49% owned joint-venture. Additions to properties and equipment were comprised of approximately $22.4 million in capitalized major repair costs, $92.4 million for the construction of offshore marine vessels, $6.2 million for vessel enhancements, $6.0 million for the construction of an aircraft and $1.2 million of other properties and equipment purchases.

Financing Activities

Financing activities for the six months ended September 30, 2007, used $135.5 million of cash, which is primarily the result of $174.7 million used to repurchase the company’s common stock, $16.8 million used for quarterly payment of common stock dividends of $0.15 per common share, and $2.5 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $43.4 million of proceeds from the issuance of common stock resulting from stock option exercisements and $15.1 million tax benefit on stock options exercised.

Financing activities for the six months ended September 30, 2006, used $143.0 million of cash, which is primarily the result of $131.7 million used to repurchased common stock, $17.2 million used for quarterly payment of common stock dividends of $0.15 per common share, and $5.0 million used to repay debt. These uses of cash were partially offset by $5.0 million provided by debt borrowings and $4.5 million of proceeds from the issuance of common stock resulting from stock option exercisements and $1.4 million tax benefit on stock options exercised.

Vessel Construction and Acquisition Expenditures

The company is constructing 22 anchor handling towing supply vessels, varying in size from 5,000 brake horsepower (BHP) to 13,600 BHP, for a total commitment cost of approximately $418.7 million. Five different international shipyards are constructing the vessels. Six of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 22 vessels began in November 2007 with the last vessel scheduled for delivery in May 2010. As of September 30, 2007, $156.6 million has been expended on the vessels.

The company is also committed to the construction of two 220-foot, six 230-foot, eight 240-foot and three 250-foot platform supply vessels for a total aggregate cost of approximately $356.9 million. The company’s shipyard, Quality Shipyard, LLC, is constructing two 220-foot and two 250-foot vessels, while a different U.S. shipyard is constructing the third 250-foot vessel. Two different international shipyards are constructing the six 230-foot and the eight 240-foot vessels. One of the 220-foot vessels was delivered in October 2007 while the second 220-foot vessel is scheduled for delivery in February 2008. The 250-foot vessels, which are considered deepwater class vessels, are expected to be delivered in December 2007, December 2009 and March 2010. The six 230-foot vessels are scheduled for delivery beginning in September 2008 with final delivery of the sixth vessel in December 2009. Expected delivery for the eight 240-foot vessels, which are considered deepwater class vessels, will begin in December 2008 with delivery of the eighth 240-foot vessel in August 2009. As of September 30, 2007, $78.1 million has been expended on these 19 vessels.

The company is also committed to the construction of four 175-foot, fast, crew/supply boats and two water jet crewboats for an aggregate cost of approximately $34.8 million. Two of the fast crewboats are being constructed at a U.S. shipyard and the other two at an international shipyard. The two water jet crewboats are also being constructed at an international shipyard. One 175-foot crewboat was delivered in October 2007 while scheduled delivery for the remaining three 175-foot crewboats is expected in November 2007, February 2009 and June 2009. The first water jet crewboat was delivered in the latter part of October 2007 and the second water jet crewboat is expected to be delivered in December 2007. As of September 30, 2007, $7.1 million has been expended on these six vessels.

The company is also committed to the construction of three offshore tug vessels for an aggregated cost of approximately $40.6 million. The offshore tugs are being constructed at two separate international shipyards. The offshore tugs are expected to be delivery May 2008, June 2009 and August 2009. As of September 30, 2007, $6.5 million has been expended on these three vessels.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of September 30, 2007:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 9/30/07	Number of Vessels	Total Cost Commitment	Expended Through 9/30/07
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	6	$169,140	$54,205
Platform supply vessels	3	$72,537	$14,767	8	$179,082	$23,319
Replacement Fleet:
Anchor handling towing supply	—	—	—	16	$249,578	$102,401
Platform supply vessels	2	$30,696	$22,307	6	$74,602	$17,681
Crewboats and offshore tugs:
Crewboats – 175-foot	2	$15,057	$3,100	2	$17,312	$2,808
Crewboats – water jet	—	—	—	2	$2,391	$1,169
Offshore tugs	—	—	—	3	$40,555	$6,561

Totals	7	$118,290	$40,174	43	$732,660	$208,144

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	12/07	03/08	06/08	09/08	12/08	Thereafter
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	6
Platform supply vessels	1	—	—	—	1	9
Replacement Fleet:
Anchor handling towing supply	2	4	3	6	1	—
Platform supply vessels	1	1	—	1	1	4
Crewboats and offshore tugs:
Crewboats – 175-foot	2	—	—	—	—	2
Crewboats – water jet	2	—	—	—	—	—
Offshore tugs	—	—	1	—	—	2

Totals	8	5	4	7	3	23

The offshore supply vessel industry has recently experienced delays in the expected deliveries of equipment for vessels under construction. Such delays could negatively impact the deliveries scheduled above, and the table above is therefore subject to modification as and when such information becomes available.

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow, its $300 million senior unsecured notes, its revolving credit facility and various capitalized and operating lease arrangements. Of the total $851.0 million of capital commitments for vessels currently under construction the company has expended $248.3 million as of September 30, 2007.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2007, was approximately $1.3 million and $4.2 million, respectively. Interest costs capitalized for the quarter and six-month period ended September 30, 2007 was approximately $2.8 million and $4.9 million, respectively.

Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2006, was approximately $2.3 million and $4.9 million, respectively. Interest costs capitalized for the quarter and six-month period ended September 30, 2006 was approximately $1.2 million and $2.1 million, respectively.

Other Liquidity Matters

While the company has an aggressive program of new-build commitments to replace its aging fleet of vessels over time, the company’s strong balance sheet and available liquidity allows it to be opportunistic in the enhancement of that program, which the company anticipates taking advantage of over the next several years. The majority of the company’s core group of older vessels, its supply and towing supply vessels, were constructed between 1976 and 1983. As such, most of this vessel class exceeds 24 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s aging vessels in the core international fleet with fewer, larger and more efficient vessels. The company believes that adequate capital resources and liquidity will be available to fund the continuation of fleet replacement.

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s then current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.5 million and $0.7 million of the invoiced amount was paid during fiscal years 2007 and 2006, respectively with the remainder, including interest charges, to be paid in annual installments over the next eight years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the first half of fiscal 2008.

In the fourth quarter of fiscal 2007, the company provided an additional $3.5 million of crew costs expense due to the finalization of the pension fund’s 2006 actuarial evaluation. The first installment on the additional $3.5 million of $0.5 million was paid in October 2007 with the remaining $3.0 million due over the next seven years.

In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a recent filing of a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue, which is inclusive of interest and attorney fees. As of September 30, 2007, $2.5 million remains accrued and unpaid.

Various legal proceedings and claims are outstanding which arose or may arise in the future in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

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

In late March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during the second quarter of fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. During the first quarter of fiscal 2008, the company sold a third vessel under this agreement for $17.0 million and simultaneously entered into a bareboat charter arrangement. The company sold its fourth vessel under this agreement for $17.5 million during the second quarter of fiscal 2008 and simultaneously entered into a bareboat charter arrangement. The company is accounting for the four transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments.

For the quarter and six-month period ended September 30, 2007, the company expensed approximately $1.0 million and $1.7 million, respectively on these bareboat charter arrangements as compared to $0.3 million and $0.6 million for the quarter and six-month period September 30, 2006. The charter hire operating lease terms on the first two vessels sold to BOAL&C expire in calendar year 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2017. The charter hire operating lease terms on the third and fourth vessels sold to BOAL&C expire in 2015 and the company has the option to extend the charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018.

The company has one additional vessel to sell and simultaneously bareboat charter from BOAL&C under the agreement. The vessel is currently under construction and will be sold upon the vessel’s delivery to the market which is expected in December 2007. BOAL&C agreed to pay actual invoice cost of the vessel being acquired, or $17.5 million.

The company is exposed to possible interest rate fluctuation related to its commitment to the sale and simultaneous leaseback of the remaining vessel it agreed to sell to Banc of America Leasing & Capital LLC as is fully explained in Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

In addition, strong fundamentals have also increased the activity levels at shipyards worldwide, which has led to increased pricing for both repair work and new construction work at shipyards.

Also, the commodity price of steel has increased dramatically due to increased worldwide demand for the metal. The price of steel is high by historical standards and although prices moderated some since calendar year 2005, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. If the price of steel continues to rise, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately.

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

At September 30, 2007, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at September 30, 2007 is estimated to be $286.5 million.

The company is exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of one of its vessels to BOAL&C. On March 24, 2006, the company entered into one interest rate swap transaction to effectively fix the amount of the lease payments on the vessel currently under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for the vessel will be based on the five year swap rate at the time of the lease which will coincide with the delivery of the vessel. Any amounts received from the bank or paid to the bank will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the lease. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument is carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At September 30, 2007, the interest rate swap had a fair value loss of approximately $0.4 million which is included in other liabilities in the consolidated balance sheet.

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

Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The company had two outstanding currency spot contracts at September 30, 2007 which settled by October 2, 2007.

The company is exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company is required, per the construction agreements, to make all payments in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $24.7 million. At September 30, 2007 the company had one forward contract outstanding totaling $2.4 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments. At September 30, 2007, the change in fair value of the outstanding forward contract was approximately $25,000 which was recorded as an increase to earnings during the first half of fiscal 2008 because the forward contracts did not qualify as hedge instruments. All future changes in fair value of the forward contracts will be recorded in earnings.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act’), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

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

The conclusion that the company’s disclosure controls were not wholly effective relates to the disclosures made by the company in its Form 10-Q filed with respect to its first fiscal quarter ended June 30, 2007. In that disclosure, the company advised that special counsel conducting the company’s previously disclosed, ongoing internal investigation into certain FCPA matters had advised, and the company had agreed, that certain payments apparently made to Nigerian customs officials by the agent on behalf of the company’s Nigerian affiliate might not be lawful facilitating payments under the United States Foreign Corrupt Practices Act (the “FCPA”), and that, even if lawful, were not properly recorded as facilitating payments in the company’s books and records in the manner required by the FCPA. In addition, the company disclosed that special counsel had advised the Audit Committee and management that the company’s FCPA compliance program that was previously in effect was not sufficient to give appropriate assurance that the requirements of the statute were satisfied, and that inadequate training of company personnel with respect to the statute’s requirements led to misjudgments by such personnel when FCPA compliance issues were presented. Based on these considerations, and the other considerations disclosed in the prior quarter’s 10-Q, the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer had concluded and reported to the company’s independent auditors and its Audit Committee that the company had a material weakness in internal controls with respect to these FCPA compliance matters.

The company further reported in the first quarter 10-Q that it had embarked on the implementation of changes in its disclosure and internal controls in order to give sufficient assurance of future compliance with the requirements of the FCPA, and to assure that potential FCPA issues are appropriately identified, reported, and evaluated in the future. These changes were disclosed in the prior 10-Q, and continue to be implemented. However, the company’s management believes, and its outside auditors concur, that it is premature to determine whether the measures adopted have been fully effective in correcting the material weakness identified, and that additional time must elapse with the new, enhanced procedures in place before such a judgment can be made prudently. The company is giving priority attention to these issues and will reevaluate the effectiveness of these controls no later than the filing of the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008.

Internal Control over Financial Reporting

Other than those changes discussed above, there are no changes that could materially affect or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The previously disclosed offer of settlement submitted by Tidewater Inc. (the “company”) and its chief financial officer, J. Keith Lousteau, to the Securities and Exchange Commission (the “Commission”) was accepted by the Commission on September 27, 2007, bringing to a conclusion the informal inquiry by the Miami office of the Commission into an approximate $26.5 million impairment charge recognized by the company at the end of its 2004 fiscal year.

In connection with the settlement, the Commission issued a cease and desist order that had been negotiated between the company, Mr. Lousteau, and the enforcement staff of the Miami office. Neither the company nor Mr. Lousteau admits nor denies the findings of the Commission set forth in the order; however, the order requires the company and Mr. Lousteau to cease and desist from committing or causing any current or future violation of the foregoing statutes and regulations. The company was found by the Commission, for certain reporting periods preceding the fiscal year ended March 31, 2004, not to have (i) performed proper impairment analysis on certain of its supply vessels in the Gulf of Mexico, (ii) reviewed properly its depreciation estimates related to such vessels, (iii) disclosed fully and accurately in certain of its public filings the inactive status of certain of the vessels, or (iv) maintained adequate internal controls to assure a proper impairment analysis of its Gulf of Mexico fleets. By reason of the foregoing findings, the order cites the company for violating Sections 13(a) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 thereunder, and Mr. Lousteau was cited for causing the company to violate the foregoing statutes and regulations. The order also cites Mr. Lousteau for improperly signing Sarbanes-Oxley civil certifications for the fiscal year ended March 31, 2003 and for fiscal quarters beginning with the quarter ended September 30, 2002 and ending December 31, 2003.

The cease and desist order does not require the company to restate any of its historical financial statements or pay any fines or penalties, impose any other sanctions on the company or Mr. Lousteau, or impose any prospective or forward-looking compliance or supervisory measures on the company.

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

Common Stock Repurchase Program

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. For the quarter ended September 30, 2007, the company expended $61.1 million for the repurchase and cancellation of 950,000 common shares, at an average price paid per common share of $64.27. At September 30, 2007, approximately $138.9 million was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program.

In July 2006, the company’s Board of Directors authorized the company to use up to $157.9 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2007. From inception of the

July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company used $154.1 million for the repurchase and cancellation of 2,560,500 common shares, at an average price paid per common share of $60.17. For the quarter ended September 30, 2006, the company expended $40.4 million for the repurchase and cancellation of 867,000 common shares, or an average price paid per common share of $46.57.

The following table summarizes the stock repurchase activity for the three months ended September 30, 2007 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1, 2007 – July 31, 2007	—	$—	—	$200,000,000
August 1, 2007 – August 31, 2007	476,000	63.04	476,000	169,994,313
September 1, 2007 – September 30, 2007	474,000	65.51	474,000	138,942,456

Total	950,000	$64.27	950,000

ITEM	3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Shareholders of the company was held on July 12, 2007. A total of 50,611,941 of the company’s shares were present or represented by proxy at the meeting. This represented more than 88% of the eligible voting shares. At the meeting, the company’s shareholders took the following actions:

1.	Elected the following three directors for terms to expire at the 2008 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

Name	For	Withheld
Richard T. du Moulin	47,133,403	3,478,538
J. Wayne Leonard	47,083,275	3,528,666
Dean E. Taylor	46,883,623	3,728,318

The directors whose term of office as a director continued after the meeting are:

M. Jay Allison
Jon C. Madonna
William C. O’Malley
Richard A. Pattarozzi
Nicholas Sutton
Jack E. Thompson

2.	The selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending March 31, 2008 was ratified with 50,473,058 votes cast for, 115,270 votes against, and 23,614 abstentions, and 0 non-votes.

ITEM	5. OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: November 8, 2007	/s/ Dean E. Taylor
Dean E. Taylor Chairman of the Board, President and Chief Executive Officer

Date: November 8, 2007	/s/ J. Keith Lousteau
J. Keith Lousteau Executive Vice President and Chief Financial Officer

Date: November 8, 2007	/s/ Joseph M. Bennett
Joseph M. Bennett Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

EXHIBIT INDEX

Exhibit Number

10.1+	Form of Change of Control Agreement with Executive Officers of Tidewater Inc. (filed with the Commission on Form 8-K on October 2, 2007, File No. 1-6311).

10.2+	Form of Change of Control Agreement with Non-Executive Officers of Tidewater Inc. (filed with the Commission on Form 8-K on October 2, 2007, File No. 1-6311).

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	SEC Order Instituting Cease-and-Desist Proceedings against Tidewater Inc. and James Keith Lousteau, CPA dated September 27, 2007.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.