Form 10-Q
period 2007-12-31
TIDEWATER INC
filed 2008-02-07
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

There were 52,586,432 shares of Tidewater Inc. common stock, $.10 par value per share, outstanding on January 4, 2008. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31, 2007	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$228,602	393,806
Trade and other receivables, net	320,667	286,808
Marine operating supplies	44,205	44,902
Other current assets	6,859	6,033

Total current assets	600,333	731,549

Investments in, at equity, and advances to unconsolidated companies	23,485	24,423
Properties and equipment:
Vessels and related equipment	2,829,525	2,609,324
Other properties and equipment	81,967	51,955

	2,911,492	2,661,279
Less accumulated depreciation and amortization	1,244,493	1,179,182

Net properties and equipment	1,666,999	1,482,097

Goodwill	328,754	328,754
Other assets	91,127	82,475

Total assets	$2,710,698	2,649,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	36,217	2,194
Accounts payable	79,542	75,217
Accrued expenses	62,673	45,880
Accrued property and liability losses	5,973	6,130
Other current liabilities	35,206	17,259

Total current liabilities	219,611	146,680

Long-term debt	300,000	300,000
Capitalized lease obligations	—	19,712
Deferred income taxes	186,356	179,687
Accrued property and liability losses	13,995	15,510
Other liabilities and deferred credits	123,751	101,699
Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 52,585,099 shares at December and 57,476,898 shares at March	5,259	5,748
Other stockholders’ equity	1,861,726	1,880,262

Total stockholders’ equity	1,866,985	1,886,010

Total liabilities and stockholders’ equity	$2,710,698	2,649,298

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenues:
Vessel revenues	$310,670	280,491	900,929	810,490
Other marine revenues	3,545	7,422	37,814	21,222

	314,215	287,913	938,743	831,712

Costs and expenses:
Vessel operating costs	148,731	123,997	429,578	366,327
Costs of other marine revenues	1,747	6,544	32,979	18,406
Depreciation and amortization	31,123	29,912	89,156	86,272
General and administrative	31,112	24,924	93,304	72,591
Gain on sales of assets	(660)	(8,803)	(9,692)	(39,955)

	212,053	176,574	635,325	503,641

	102,162	111,339	303,418	328,071
Other income (expenses):
Foreign exchange loss	(159)	(468)	(543)	(1,202)
Equity in net earnings of unconsolidated companies	3,141	1,879	10,252	7,704
Interest income and other, net	4,077	5,103	13,779	13,385
Interest and other debt costs	(1,535)	(2,464)	(5,713)	(7,389)

	5,524	4,050	17,775	12,498

Earnings before income taxes	107,686	115,389	321,193	340,569
Income taxes	18,316	21,980	57,815	71,520

Net earnings	$89,370	93,409	263,378	269,049

Basic earnings per common share	$1.67	1.69	4.80	4.80

Diluted earnings per common share	$1.66	1.67	4.76	4.75

Weighted average common shares outstanding	53,498,846	55,211,834	54,896,999	56,034,160
Incremental common shares from stock options	315,409	604,569	403,158	613,952

Adjusted weighted average common shares	53,814,255	55,816,403	55,300,157	56,648,112

Cash dividends declared per common share	$0.15	0.15	0.45	0.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2007	2006
Operating activities:
Net earnings	$263,378	269,049
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	89,156	86,272
Provision for deferred income taxes	3,018	6,329
Gain on sales of assets	(9,692)	(39,955)
Equity in earnings of unconsolidated companies, net of dividends	(5,840)	(3,807)
Compensation expense - stock-based	8,714	6,144
Excess tax benefits on stock options exercised	(4,335)	(3,134)
Changes in assets and liabilities, net:
Trade and other receivables	(33,784)	(20,987)
Marine operating supplies	697	(2,393)
Other current assets	(826)	(988)
Accounts payable	3,908	3,240
Accrued expenses	15,848	9,383
Accrued property and liability losses	(232)	(217)
Other current liabilities	19,699	13,101
Other, net	3,367	10,846

Net cash provided by operating activities	353,076	332,883

Cash flows from investing activities:
Proceeds from sales of assets	61,201	67,731
Additions to properties and equipment	(291,709)	(173,350)
Repayment of advances to unconsolidated companies	—	9,496
Other	—	635

Net cash used in investing activities	(230,508)	(95,488)

Cash flows from financing activities:
Debt borrowings	—	5,000
Principal payments on debt	—	(5,000)
Principal payments on capitalized lease obligations	(19,565)	(398)
Proceeds from exercise of stock options	43,580	11,837
Stock repurchases	(291,147)	(131,735)
Cash dividends	(24,975)	(25,529)
Excess tax benefits on stock options exercised	4,335	3,134

Net cash used in financing activities	(287,772)	(142,691)

Net change in cash and cash equivalents	(165,204)	94,704
Cash and cash equivalents at beginning of period	393,806	246,109

Cash and cash equivalents at end of period	$228,602	340,813

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,791	7,127
Income taxes	$41,962	55,054
Non-cash financing activities:
Capitalized leases	$33,876	11,020

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

(2) Stockholders’ Equity

At December 31, 2007 and March 31, 2007, zero and 1,210,612 shares, respectively, of common stock were held in a grantor stock ownership plan trust for the benefit of stock-based employee benefits programs. These shares are not included in common shares outstanding for earnings per share calculations and transactions between the company and the trust, including dividends paid on the company’s common stock, are eliminated in consolidating the accounts of the trust and the company.

(3) Common Stock Repurchase Program

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. For the quarter ended December 31, 2007, the company expended $116.4 million for the repurchase and cancellation of 2,282,200 common shares, at an average price paid per common share of $51.00. At December 31, 2007, approximately $22.5 million was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program. For the nine-month period ended December 31, 2007, the company used $291.1 million for the repurchase and cancellation of 4,925,600 common shares, at an average price paid per common share of $59.11.

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

(4) Income Taxes

The effective tax rate applicable to pre-tax earnings for the quarter and nine-month periods ended December 31, 2007 was 17.01% and 18.0%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and nine-month period ended December 31, 2006 was 19% and 21%, respectively. The reduction in the effective tax rate during the quarter ended December 31, 2007 is a result of the company’s proportionally greater profitability being derived from international operations, and what is expected to be derived from international operations for the remainder of this fiscal year, where statutory income tax rates are generally lower than those applicable to the U.S. operations.

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

The implementation of FIN 48 resulted in the company recording an additional $18.9 million of tax liabilities, including penalty and interest of $3.8 million, a reduction to equity method investments of $5.4 million, including penalties and interest of $2.6 million, and a corresponding decrease to stockholders’ equity of $24.3 million during the first quarter of fiscal 2008. The company’s balance sheet at March 31, 2007 reflects $13.1 million of tax liabilities for uncertain tax positions. The liabilities are attributable to the IRS disallowance of all claimed deductions from taxable income related to the company’s Foreign Sales Corporation and the Extraterritorial Income Exclusion for fiscal years 1999 through 2007, a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $11.9 million of unrecognized tax benefits related to a state tax issue, including interest of $0.7 million. The total amount of gross unrecognized tax benefits was $52.0 million as of December 31, 2007. These gross unrecognized tax benefits would affect the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

On January 9, 2008, the U.S. District Court for the Eastern District of Louisiana issued its final ruling in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. The company expects the IRS to appeal the verdict. Although the timeline for future appeals, if any, and the ultimate settlement of the liability is unpredictable, it is reasonably possible that these uncertainties will be resolved within the next twelve months. The company has approximately $27.8 million of tax liabilities recorded at December 31, 2007, with respect to this issue, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000, that would be reversed should these uncertainties ultimately be resolved in the company’s favor.

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

(5) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation levels. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.3 million and $1.0 million to the defined benefit pension plan during the quarter and nine-month period ended December 31, 2007, respectively, and expects to contribute an additional $0.3 million to the plan during the remainder of the current fiscal year. The company contributed $2.8 million to the supplemental plan during the quarter ended December 31, 2007 and does not expect to make a contribution during the remainder of the current fiscal year. The company contributed $6.0 million to the supplemental plan during the quarter and nine-month period ended December 31, 2006 and contributed $0.3 million and $0.9 million to the defined benefit pension plan during the quarter and nine-month period ended December 31, 2006, respectively.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2007	2006	2007	2006
Pension Benefits:
Service cost	$297	232	891	696
Interest cost	1,052	918	3,156	2,754
Expected return on plan assets	(638)	(628)	(1,914)	(1,884)
Amortization of prior service cost	6	15	18	45
Recognized actuarial loss	488	331	1,464	993

Net periodic benefit cost	$1,205	868	3,615	2,604

Other Benefits:
Service cost	$342	323	1,026	969
Interest cost	458	413	1,374	1,239
Amortization of prior service cost	(547)	(550)	(1,641)	(1,650)
Recognized actuarial loss	339	387	1,017	1,161

Net periodic benefit cost	$592	573	1,776	1,719

(6) Sale of Vessels

In August 2006, the company entered into an agreement to sell 14 of its offshore tugs. The company sold 11 of its offshore tugs in August 2006 for a total cash price of $34.8 million. The culmination of this transaction resulted in an approximate $28.2 million pre-tax financial gain, or approximately $17.2 million after tax, or $0.31 per diluted common share after tax. The company sold the additional three offshore tugs during the quarter ended December 31, 2006, for a total sales price of $8.9 million. The culmination of the entire transaction resulted in an approximate $34.0 million pre-tax financial gain ($28.0 million was recorded in second quarter and $6.0 million during the third quarter of fiscal 2007), or approximately $20.8 million after tax ($17.1 million in the second quarter and $3.7 million during the third quarter of fiscal 2007), or $0.37 per diluted common share after tax ($0.30 in the second quarter and $0.07 during the third quarter of fiscal 2007).

(7) Contingencies

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s then current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.5 million and $0.7 million of the invoiced amount was paid during fiscal years 2007 and 2006, respectively with the remainder, including interest charges, to be paid in annual installments over the next eight years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the nine month period ended December 31, 2007.

In the fourth quarter of fiscal 2007, the company provided an additional $3.5 million of crew costs expense due to the finalization of the pension fund’s 2006 actuarial evaluation. The first installment on the additional $3.5 million of $0.5 million was paid in October 2007 with the remaining $3.0 million due over the next seven years.

In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

The company has previously reported that special counsel selected by the Audit Committee is conducting an internal investigation into certain practices of a third party customs agent used by the company’s Nigerian affiliate in procuring temporary importation permits necessary for the company’s vessels to operate in Nigeria, as well as a review of certain other practices, transactions and third-party marketing relationships in other foreign jurisdictions where the company has operations, all for the purpose of determining whether such practices raise any compliance concerns under the Foreign Corrupt Practices Act (FCPA). The investigation is ongoing, with special counsel that is leading the investigation providing periodic progress reports to the Audit Committee.

The company continues to use alternative procedures that it adopted after the commencement of the FCPA investigation to obtain Nigerian temporary import permits. These procedures are designed to assure FCPA compliance and have proven to be serviceable for the time being. However, the possibility still exists that the company may have to curtail or cease its operations in Nigeria if these alternative procedures prove not to be sustainable or if a more permanent solution is not identified and implemented. It is the company’s view that, in Nigeria and certain other jurisdictions, changes in local law and regulations are desirable, and may be necessary, in order to provide greater transparency and efficiency, as well as to give greater assurance as to compliance with applicable laws. While the company continues to press for a more permanent solution, to date such a solution has not been developed, and the company can give no assurance that satisfactory longer-term solutions will become available. The company has noted that other oil service companies operating in these jurisdictions have announced their own internal FCPA compliance issues with respect to the temporary importation regime in Nigeria, and believes that these and other companies are confronted with many of the same FCPA compliance issues that the company has identified. The company is hopeful that the recognition that this is an oil service industry, and not a company-specific, issue, will continue to increase, and will ultimately lead to changes in local law and practices that will resolve any compliance concerns going forward.

The company currently has 24 vessels working in Nigeria. For the period from October 1, 2007 through January 31, 2008, the company processed new or extended temporary importation permits for 11 of these 24 vessels using its alternative procedures. The time periods for which these more recent permits have been granted has varied from as little as three months up to a year, and this lack of consistency and predictability has only served to further demonstrate the desirability of a more permanent solution; however, it is reasonable to expect that the company will continue to need to file applications for new or extended temporary importation permits on a reasonably frequent basis. In addition, the company used the alternative procedures to obtain new temporary importation permits for three additional vessels that are currently scheduled to relocate from other areas to commence work in Nigeria prior to March 31, 2008.

The company has a firm commitment to its compliance program. The company has strong, worldwide customer relationships and a mobile fleet, and it is prepared to redeploy vessels to other markets as necessary to assure the vessels are utilized to the fullest extent possible consistent with that commitment.

As previously reported, the company has voluntarily disclosed its internal review to both the Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway and indicated that it will cooperate fully with both agencies. That cooperation is continuing. Special counsel has provided and will continue to provide interim updates to these agencies, and has provided and will continue to provide certain information requested by the Department of Justice and the Commission. The company is unable to predict whether either agency will separately investigate this matter, or what potential remedies or sanctions, if any, these agencies may seek.

Based on the information obtained to date in the investigation, the company does not believe that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Commission is either probable or reasonably estimable, and, thus, no accrual has been recorded as of December 31, 2007. Should additional information be obtained, the company will record a provision when the amount is both probable and reasonably estimable.

For information on the impact that the internal investigation has had on the conclusions of the company and its chairman of the board, president and chief executive officer and its chief financial officer regarding the effectiveness of the company’s disclosure controls, see Item 4 of Part I of this Form 10-Q.

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue, which is inclusive of interest and attorney fees. As of December 31, 2007, $2.5 million remains accrued and unpaid. Plaintiffs to the class action suit had until January 14, 2008, to submit a notice of claim and according to the company’s legal counsel, the majority of plaintiffs have responded to the settlement and the matter is expected to close in the fourth quarter of fiscal 2008. No additional accruals are needed for this matter.

Various legal proceedings and claims are outstanding which arose or may arise in the future in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(8) New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS No. 160) which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied prospectively to all noncontrolling interests including any that arose before the effective date. Early adoption is prohibited. The company is assessing SFAS No. 160 and has not determined yet the impact that the adoption of SFAS No. 160 will have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its results of operations or financial position, or whether it will choose to elect the option to report certain assets at fair value.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year including financial statements for an interim period within that fiscal year. The company is assessing SFAS No. 157 and has not determined yet the impact that the adoption of SFAS No. 157 will have on its results of operations or financial position.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

(9) Subsequent Events

On January 31, 2008, the company’s Board of Directors approved the expansion of the company’s current share repurchase program by an additional $50 million. The expanded authorized repurchase program, which now has available approximately $72.5 million (consisting of $22.5 million from the previously authorized program and $50 million of additional authorization), will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases.

Subsequent to December 31, 2007, the company committed to the construction of eight additional deepwater platform supply vessels for a total aggregate cost of approximately $202.0 million. The vessels, which are being built at an international shipyard, are expected to be delivered to the market beginning in September 2010 with final delivery of the last vessel in June 2012.

(10)	Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and nine-month periods ended December 31, 2007 and 2006. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2007	2006	2007	2006
Revenues:
Vessel revenues:
United States	$36,702	56,552	122,957	180,632
International	273,968	223,939	777,972	629,858

	310,670	280,491	900,929	810,490
Other marine revenues	3,545	7,422	37,814	21,222

	$314,215	287,913	938,743	831,712

Marine operating profit:
Vessel activity:
United States	$2,497	22,788	22,677	75,073
International	107,138	85,948	297,818	230,862

	109,635	108,736	320,495	305,935
Gain on sales of assets	660	8,803	9,692	39,955
Other marine services	1,681	749	4,459	2,461

Operating profit	$111,976	118,288	334,646	348,351

Equity in net earnings of unconsolidated companies	3,141	1,879	10,252	7,704
Interest and other debt costs	(1,535)	(2,464)	(5,713)	(7,389)
Corporate general and administrative	(9,417)	(6,560)	(30,418)	(19,103)
Other income	3,521	4,246	12,426	11,006

Earnings before income taxes	$107,686	115,389	321,193	340,569

Depreciation and amortization:
Marine equipment operations
United States	$4,908	6,644	13,804	19,312
International	25,822	23,099	74,240	66,475
General corporate depreciation	393	169	1,112	485

	$31,123	29,912	89,156	86,272

Additions to properties and equipment:
Marine equipment operations
United States	$16,608	17,722	41,105	50,527
International	58,648	19,767	273,608	108,918
General corporate	—	7,626	10,872	13,905

	$75,256	45,115	325,585	173,350

The following table provides a comparison of total assets at December 31, 2007 and March 31, 2007:

(In Thousands)	December 31, 2007	March 31, 2007
Total assets:
Marine:
United States	$433,598	591,855
International	1,941,220	1,564,928

	2,374,818	2,156,783
Investments in and advances to unconsolidated Marine companies	23,485	24,423

	2,398,303	2,181,206
General corporate	312,395	468,092

	$2,710,698	2,649,298

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 2007 and 2006, and of cash flows for the nine-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

February 4, 2008

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

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Drydocking costs are only incurred if economically justified, taking into consideration the vessel’s age, physical condition and future marketability. If the required drydocking is not performed, the vessel is either stacked or sold as it cannot work without the proper certifications. Although a certain number of drydockings are required over a given period to meet regulatory requirements, the timing of these drydockings within that period is largely under the control of the company. When the company takes productive vessels out of service for drydockings, the company incurs not only the drydocking cost but also the loss of revenue from that vessel during the drydock period. In any given quarter, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenue stream and on vessel utilization rates. Fuel and lube costs can fluctuate in any given quarter depending on the number of mobilizations that occur in any given period.

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

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet for the quarters and nine-month periods ended December 31, 2007 and 2006 and for the quarter ended September 30, 2007. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2007	2006	2007	2006	2007
Revenues:
Vessel revenues:
United States	$36,702	56,552	122,957	180,632	43,183
International	273,968	223,939	777,972	629,858	254,185

	310,670	280,491	900,929	810,490	297,368
Other marine revenues	3,545	7,422	37,814	21,222	21,678

	$314,215	287,913	938,743	831,712	319,046

Operating costs:
Vessel operating costs:
Crew costs	$78,749	69,595	231,688	199,252	76,694
Repair and maintenance	28,272	22,784	78,232	73,086	25,402
Insurance and loss reserves	7,548	3,047	18,125	12,002	4,539
Fuel, lube and supplies	12,713	11,285	36,198	33,426	12,169
Vessel operating leases	1,308	522	3,039	1,140	965
Other	20,141	16,764	62,296	47,421	22,538

	148,731	123,997	429,578	366,327	142,307
Costs of other marine revenues	1,747	6,544	32,979	18,406	19,485

	$150,478	130,541	462,557	384,733	161,792

The following table subdivides vessel operating costs presented above by the company’s United States and International segments for the quarters and nine-month periods ended December 31, 2007 and 2006 and for the quarter ended September 30, 2007.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept. 30,
(In thousands)	2007	2006	2007	2006	2007
Operating costs:
United States vessel operating costs:
Crew costs	$15,144	16,997	47,999	49,151	16,019
Repair and maintenance	5,294	2,961	12,979	13,380	3,752
Insurance and loss reserves	2,645	2,010	6,653	7,100	1,713
Fuel, lube and supplies	750	837	2,447	3,543	981
Vessel operating leases	786	48	1,299	564	444
Other	1,656	1,601	5,800	4,981	2,396

	26,275	24,454	77,177	78,719	25,305
International vessel operating costs:
Crew costs	$63,605	52,598	183,689	150,101	60,675
Repair and maintenance	22,978	19,823	65,253	59,706	21,650
Insurance and loss reserves	4,903	1,037	11,472	4,902	2,826
Fuel, lube and supplies	11,963	10,448	33,751	29,883	11,188
Vessel operating leases	522	474	1,740	576	521
Other	18,485	15,163	56,496	42,440	20,142

	122,456	99,543	352,401	287,608	117,002

Total operating costs	$148,731	123,997	429,578	366,327	142,307

Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. However, any abrupt or catastrophic event that requires the company to quickly relocate a substantial number of vessels from one country to another area could result in a substantial loss of revenues until affected vessels can be redeployed and significant mobilization charges.

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.4 million of billings as of December 31, 2007 ($5.3 million of billings as of March 31, 2007), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s consolidated net earnings for the nine-month period ended December 31, 2007 were comparable to the same period during fiscal 2007. Removing the effect of the company’s sale of 14 offshore tugs during the second and third quarters of fiscal 2007 resulted in an approximate 11% increase in consolidated net earnings during the current nine-month period versus the same period in fiscal 2007 primarily due to generating higher revenues on the company’s international-based vessels which were slightly offset by higher vessel operating costs and general and administrative expenses. The company’s sale of 14 offshore vessels resulted in an approximate $34.0 million pre-tax financial gain ($28.0 million was recorded in the second quarter of fiscal 2007 and $6.0 million during the third quarter of fiscal 2007), or approximately $20.8 million after tax.

The company’s United States (U.S.) revenues decreased approximately 32%, or $57.7 million, during the nine-months ended December 31, 2007 as compared to the same period in fiscal 2007 while the company’s international revenues increased $148.1 million, or approximately 24%, during the same comparative period. A significant portion of the company’s operations are conducted internationally. For the nine-month period ended December 31, 2007, revenues generated from international operations as a percentage of the company’s total revenues were 84%. Net earnings for the nine months ended December 31, 2007 also benefited from the reduction in the company’s effective tax rate.

The company’s U.S. results of operations for the nine-month period ended December 31, 2007 decreased as compared to the same period in fiscal 2007 due primarily to the sale of the company’s U.S.-based offshore tugs during the second and third quarters of fiscal 2007, the transfer of vessels to international areas of operations and reduced utilization and average day rates of the core group of U.S.-based vessels. Consistent with public reports, demand for vessels in the shallow water Gulf of Mexico offshore vessel market has diminished as repair work has been completed on the offshore energy infrastructure that was damaged by Hurricanes Katrina and Rita in August and September 2005, respectively, and numerous drilling rigs have relocated to international areas. The number of available drilling rigs in the U.S. market should continue to be the primary driver of the company’s future profitability in the U.S. market and, at present, the offshore rig count in the Gulf of Mexico remains at very low levels as compared to past industry up cycles. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue in the near term. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence.

Worldwide rig construction continues as rig owners attempt to capitalize on the high worldwide demand for drilling. Over the next four years, the worldwide moveable drilling rig count will increase according to published reports which indicate that new-build rigs currently on order and under construction stand at approximately 162 rigs to supplement the current approximate 700 movable rigs worldwide. In addition, approximately 83 new floating production units are currently under construction, which are expected to be delivered over the next three to four years.

In addition to the increased activity in drilling rig construction, the worldwide offshore vessel market is also experiencing an increase in construction. Approximately 722 new-build vessels are expected to be delivered to the worldwide offshore vessel market within the next five years as reported by ODS-Petrodata. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates. However, the worldwide offshore marine vessel industry has a large number of aging vessels that are nearing or exceeding their original estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the attrition rate of these aging vessels is unknown, the company believes that a reduction in worldwide vessel capacity would offset, at least in part, the potential effects the offshore marine industry may encounter when the new-build vessels are delivered to the market. Additionally, as reported above, over 162 new drilling and production support units and approximately 83 floating production units are expected to be added to the worldwide fleet over the next four years, that may, if fully utilized, create additional vessel demand and minimize the effects of the new-build vessels being added to the offshore support vessel fleet.

Commodity prices for crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decision to retain their drilling rigs in the U.S. Gulf of Mexico market or mobilize the rigs to more profitable international markets. Natural gas prices have strengthened since mid-November 2007 as inventory levels for the resource have decreased due to some production shut-ins, normal winter weather and lower liquid natural gas imports. However, inventory levels remain high by historical standards and most analysts estimate that winter ending inventory levels for natural gas will continue to be high despite recent draw downs, which will likely put downward pricing pressures on the resource towards the end of the first quarter of calendar year 2008, if the forecast materializes. The company’s U.S. results of operations are primarily driven by natural gas exploration and production and, given the relative volatility and uncertainty in natural gas pricing, it is unknown how U.S.-based vessel demand will be affected.

While all of these factors create uncertainty as to the immediate future activity level of the U.S. vessel market, the company’s assets are highly mobile and should the U.S. market weaken further, the company has the ability to redeploy its vessels to international markets where the vessels may benefit from strong average day rates and earnings taxed at statutory income tax rates that are typically lower than in the United States. In reaction to rigs departing the Gulf of Mexico during the latter part of calendar year 2006, the company relocated 16 vessels to international areas during fiscal 2007 and an additional five vessels during the nine months ended December 31, 2007 where the vessels were contracted for more attractive term work at generally higher day rates than what the vessels were achieving in the Gulf of Mexico. The company will continue to assess the demand for vessels in the Gulf and consider relocating additional vessels to stronger international areas as necessary.

Oil and gas industry analysts are reporting in their 2008 E&P expenditures surveys that global capital expenditures budgets for E&P are forecast to increase between 9% and 11% over calendar year 2007 levels. The surveys forecast that international capital spending budgets will increase between 12% to 16% due to strong crude oil prices while a modest 3% to 6% increase is expected in North American capital spending budgets due to uncertainty in natural gas prices.

The strength in the company’s international-based results of operations during the nine months ended December 31, 2007 can be attributed to higher average day rates and an increase in the number of vessels operating internationally. Average day rates for the total international-based fleet increased approximately 21% during the first nine months of fiscal 2008 as compared to the same period in fiscal 2007. The company’s international results of operations have been primarily dependent on the supply and demand relationship of crude oil. During the quarter ended December 31, 2007, crude oil prices exceeded the $90 per barrel mark and stayed above this price point for the majority of the quarter. Analysts expect future crude oil prices to remain at strong price levels during calendar year 2008 and well beyond due to high global consumer demand for crude oil which is driven by emerging economies, dwindling excess OPEC production capacity, continuing concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC and production declines in mature oil fields. Management anticipates international vessel demand will remain strong as long as crude oil prices remain at levels that would support E&P companies continuing to expend their anticipated E&P spending budgets.

Marine operating profit and other components of earnings before income taxes for the quarters and nine-month periods ended December 31, 2007 and 2006 and for the quarter ended September 30, 2007 consist of the following:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2007	2006	2007	2006	2007
Vessel activity:
United States	$2,497	22,788	22,677	75,073	9,815
International	107,138	85,948	297,818	230,862	94,770

	109,635	108,736	320,495	305,935	104,585
Gain on sales of assets (A)	660	8,803	9,692	39,955	2,102
Other marine services	1,681	749	4,459	2,461	2,043

Operating profit	111,976	118,288	334,646	348,351	108,730

Equity in net earnings of unconsolidated companies	3,141	1,879	10,252	7,704	3,725
Interest and other debt costs	(1,535)	(2,464)	(5,713)	(7,389)	(1,336)
Corporate general and administrative	(9,417)	(6,560)	(30,418)	(19,103)	(9,904)
Other income	3,521	4,246	12,426	11,006	4,216

Earnings before income taxes	$107,686	115,389	321,193	340,569	105,431

(A)	The timing of dispositions of vessels is very difficult to predict, therefore, gains on sales of assets may fluctuate significantly from quarter to quarter.

United States-based Operations

U.S.-based operating profit for the quarter and nine-month period ended December 31, 2007 decreased approximately $20.3 million and $52.4 million, or 89% and 70%, respectively, as compared to the same periods in fiscal year 2007 primarily due to lower revenues. The reduction in current period operating profits was slightly mitigated by lower depreciation expense due to the transfer of vessels to international operating areas.

U.S.-based vessel revenues for the quarter and nine-month period ended December 31, 2007 decreased approximately 35% and 32%, or $19.9 million and $57.7 million, respectively, as compared to the same periods in fiscal year 2007 due primarily to the transfer of vessels to international markets, to the sale of the company’s U.S.-based offshore tugs during the second and third quarters of fiscal year 2007 and to a reduction in utilization and average day rates. Removing the revenue effect of the company’s U.S.-based offshore tugs in the comparative data indicates that U.S.-based revenues for the quarter and nine-month period ended December 31, 2007 decreased approximately 35% and 27%, or $19.4 million and $45.1 million, respectively, as compared to the same periods in fiscal year 2007.

The company’s active towing supply/supply vessels, the largest vessel class in the U.S. market, was responsible for approximately 88% and 70% of the loss of revenue for the quarter and nine-month period ended December 31, 2007, respectively, as compared to the same periods in fiscal year 2007. The company’s deepwater class of vessels also incurred a loss of revenue during the same comparative periods of approximately 8% and 4%, respectively. Removing the revenue effect of the U.S.-based offshore tugs in the comparative data indicates that the company’s towing supply/supply class of vessels were responsible for approximately 91% and 90% of the loss in revenues for the quarter and nine-months ended December 31, 2007, respectively, as compared to the same periods in fiscal year 2007. The reduction of vessels in the towing supply/supply class from 42 during the quarter ended December 31, 2006, to 33 during the quarter ended December 31, 2007, accounted for a significant portion of the reduction in revenue from this class of vessel.

Average day rates on the U.S-based towing supply/supply vessels decreased approximately 18% and 5% for the quarter and nine-month period ended December 31, 2007, respectively, as compared to the same periods in fiscal year 2007, while utilization rates on this same class of vessel decreased approximately 23% and 13% during the same comparative periods, respectively. Average day rates on the company’s U.S.-based deepwater class of vessels decreased approximately 12% for the quarter ended December 31, 2007 and decreased a modest 2% for the nine-month period ended December 31, 2007 as compared to the same periods in fiscal 2007, respectively. Utilization rates on the deepwater class of vessels decreased approximately 10% and 6% for the quarter and nine-month period ended December 31, 2007, respectively, as compared to the same periods in fiscal year 2007, primarily as a result of the increase in drydockings during the current quarter.

Utilization rates on the company’s domestic-based crew/utility class of vessels decreased approximately 7% and 5% for the quarter and nine-month period ended December 31, 2007 as compared to the same periods in fiscal 2007, respectively. Average day rates for the crew/utility class of vessels decreased approximately 3% and 4% during the same comparative periods, respectively.

Current quarter U.S.-based vessel revenues decreased approximately $6.5 million, or 15%, as compared to the previous quarter due to lower utilization and average day rates. U.S.-based operating profit decreased approximately $7.3 million, or 75%, for the current quarter as compared to the previous quarter due primarily to lower revenues and an increase in repair and maintenance costs.

International-based Operations

International-based vessel operating profit increased approximately 25% and 29%, or $21.2 million and $67.0 million, for the quarter and nine-month period ended December 31, 2007, respectively, as compared to the same periods in fiscal year 2007 primarily due to higher revenues. Higher international-based revenues earned during the current fiscal year periods were partially offset by increases in vessel operating costs (primarily crew costs due to basic inflationary increases in labor costs around the world, repair and maintenance costs, insurance and loss reserves, fuel, lube and supplies and other vessel costs) and higher depreciation expense resulting from an increase in the number of vessels operating internationally, including newly-constructed vessels added to the international-based fleet over the past year.

International-based vessel revenues increased approximately 22% and 24%, or $50.0 million and $148.1 million, for the quarter and nine-month period ended December 31, 2007, respectively, as compared to the same periods in fiscal year 2007 primarily due to an increase in average day rates on all vessel classes operating in international markets and to an increase in the number of vessels operating internationally.

The company’s international deepwater class, towing supply/supply class and crew/utility class of vessels generated approximately 23%, 74% and 3%, respectively, of the revenue growth during the quarter ended December 31, 2007 and generated approximately 25%, 68% and 8%, respectively, of the revenue growth for the nine-month period ended December 31, 2007 as compared to the same periods in fiscal year 2007.

Average day rates for the company’s international deepwater class of vessels increased approximately 24% and 21% for the quarter and nine-month period ended December 31, 2007, respectively, as compared to the same periods in fiscal year 2007. Utilization rates on this same class of vessel decreased approximately 4% for the quarter ended December 31, 2007 as compared to the same period in fiscal 2007 and was unchanged during the nine-month period ended December 31, 2007 as compared to the same period in fiscal year 2007. Utilization rates on the deepwater class of vessels decreased during the quarter ended December 31, 2007 as compared to the same period in fiscal 2007 primarily as a result of the increase in vessel drydockings during the current quarter.

Average day rates for the company’s international towing supply/supply class of vessels increased approximately 20% for the quarter and nine-month period ended December 31, 2007, respectively, as compared to the same periods in fiscal year 2007. Utilization rates on the international towing supply/supply class of vessels for the quarter and nine-month period ended December 31, 2007 were comparable to the rates achieved during the same periods in fiscal year 2007. Average day rates on the company’s international-based crew/utility class of vessels increased approximately 17% and 20% for the quarter and nine-month period ended December 31, 2007 as compared to the same periods in fiscal 2007, respectively. Utilization rates for the crew/utility class of vessels decreased approximately 5% for the quarter ended December 31, 2007 as compared to the same period in fiscal 2007 and was comparable during the nine-month period ended December 31, 2007 as compared to the same period during fiscal 2007. Average day rates on the international offshore tugs increased approximately 20% and 13% for the quarter and nine-month period ended December 31, 2007 as compared to the same periods in fiscal 2007, respectively, while utilization rates for the same class of vessel decreased approximately 14% and 11% during the same comparative periods, respectively.

While international-based vessel revenues improved during the nine months ended December 31, 2007, revenue growth was slowed by an increased number of maintenance days during the nine-month period ended December 31, 2007, resulting from a higher level of drydockings performed. While repair and maintenance expense was relatively stable when comparing the nine-month periods, capitalized repair and maintenance costs increased from $30.4 million during the nine months ended December 31, 2006 to $38.0 million during the during the nine months ended December 31, 2007. The increased number of maintenance days negatively impacted the utilization statistics of the company’s vessels during the nine-month period ended December 31, 2007.

Current quarter international-based vessel revenues increased approximately 8%, or $19.8 million, as compared to the previous quarter due to an increase in average day rates. International-based vessel operating profit for the current quarter increased approximately 13%, or $12.4 million, as compared to the previous quarter primarily due to an increase in vessel revenue.

Other Items

The company performed a thorough review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2007. The review resulted in no impairment charge. The company’s thorough review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2006 also resulted in no impairment charge.

Gain on sales of assets during the nine months ended December 31, 2007 decreased approximately 76%, or $30.3 million, as compared to the same period in fiscal 2007 primarily due to the sale of 14 offshore tugs during second and third quarters of fiscal 2007. The sale of 11 of the tugs closed in August 2006 for a total cash price of $34.8 million. The sale of the other three tugs closed during the quarter ended

December 31, 2006, for a total sales price of $8.9 million. The culmination of the entire transaction resulted in an approximate $34.0 million pre-tax financial gain ($28.0 million was recorded in second quarter and $6.0 million during the third quarter of fiscal 2007), or approximately $20.8 million after tax ($17.1 million in the second quarter and $3.7 million during the third quarter of fiscal 2007), or $0.37 per diluted common share after tax ($0.30 in the second quarter and $0.07 during the third quarter of fiscal 2007). Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

Insurance costs for the quarter and nine-month period ended December 31, 2007 increased approximately 148% and 51%, or $4.5 million and $6.1 million, as compared to the same periods in fiscal year 2007, respectively, due to lower premiums and loss reserves recorded in fiscal year 2007, resulting from a better safety record during fiscal 2007 compared to the company’s year-to-date safety performance in fiscal 2008.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarter and nine months ended December 31, 2007 and 2006 and the quarter ended September 30, 2007:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
	2007	2006	2007	2006	2007
UTILIZATION:
United States-based fleet:
Deepwater vessels	90.5%	100.0	92.3	97.8	95.1
Towing-supply/supply	46.1	59.6	54.8	62.7	56.6
Crew/utility	80.9	87.2	85.8	90.3	88.5
Offshore tugs	—	100.0	—	42.8	—
Total	60.9%	69.4	66.8	68.9	69.1
International-based fleet:
Deepwater vessels	91.4%	95.4	93.2	93.2	91.8
Towing-supply/supply	79.2	79.8	77.9	78.3	76.9
Crew/utility	84.8	89.3	86.6	86.5	89.0
Offshore tugs	54.7	63.3	59.3	66.8	59.8
Other	54.8	44.8	52.6	47.6	48.3
Total	78.5%	80.6	78.6	79.3	78.3
Worldwide fleet:
Deepwater vessels	91.2%	96.3	93.0	94.1	92.5
Towing-supply/supply	74.8	76.1	74.6	75.3	74.1
Crew/utility	84.2	89.0	86.5	87.1	88.9
Offshore tugs	54.7	64.0	59.3	63.2	59.8
Other	54.8	44.8	52.6	47.6	48.3
Total	76.2%	78.8	77.0	77.5	77.0

AVERAGE VESSEL DAY RATES:
United States-based fleet:
Deepwater vessels	$23,256	26,551	23,342	23,850	23,382
Towing-supply/supply	10,399	12,655	11,499	12,113	11,856
Crew/utility	6,093	6,264	6,122	6,398	6,270
Offshore tugs	—	6,511	—	15,675	—
Total	$11,759	13,130	12,013	12,541	12,254
International-based fleet:
Deepwater vessels	$24,980	20,206	23,516	19,366	22,423
Towing-supply/supply	10,455	8,682	10,014	8,363	10,080
Crew/utility	4,661	3,982	4,636	3,878	4,584
Offshore tugs	7,092	5,934	6,875	6,073	6,511
Other	5,672	4,134	5,282	3,734	4,419
Total	$10,369	8,453	9,900	8,174	9,768
Worldwide fleet:
Deepwater vessels	$24,612	21,487	23,483	20,271	22,615
Towing-supply/supply	10,451	9,249	10,166	8,958	10,267
Crew/utility	4,884	4,313	4,864	4,288	4,852
Offshore tugs	7,092	5,952	6,875	7,047	6,511
Other	5,672	4,134	5,282	3,734	4,419
Total	$10,515	9,107	10,143	8,862	10,064

The following table compares the average number of vessels by class and geographic distribution for the quarters and nine-month periods ended December 31, 2007 and 2006 and for the quarter ended September 30, 2007:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
	2007	2006	2007	2006	2007
United States-based fleet:
Deepwater vessels	8	7	7	7	7
Towing-supply/supply	34	47	36	49	35
Crew/utility	14	13	13	13	13
Offshore tugs	—	1	—	7	—

Total	56	68	56	76	55

International-based fleet:
Deepwater vessels	30	29	30	29	30
Towing-supply/supply	225	211	221	207	221
Crew/utility	69	72	71	71	68
Offshore tugs	37	39	37	39	38
Other	5	6	5	7	5

Total	366	357	364	353	362

Owned or chartered vessels included in marine revenues	422	425	420	429	417
Vessels withdrawn from service	22	43	24	51	24
Joint-venture and other	14	18	14	20	14

Total	458	486	458	500	455

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities for the specific vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. When advantageous new marketing opportunities arise, the stacked vessels can be returned to active service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently at work fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 51, 46 and 51 stacked vessels at December 31, 2007 and 2006 and at September 30, 2007, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2007 and March 31, 2007:

	December 31, 2007		March 31, 2007
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	368	$1,332,451	370	1,265,844
Stacked vessels	51	14,536	48	13,869
Vessels withdrawn from service	22	3,028	29	2,867
Marine equipment under construction		272,597		182,964
Other property and equipment		44,387		16,553

Totals	441	$1,666,999	447	1,482,097

During the nine-month period ended December 31, 2007, the company took delivery of five anchor handling towing supply vessels, three platform supply vessel, four crewboats and three offshore tugs and sold to third party operators five anchor handling towing supply vessels, six platform supply vessels, six utility vessels and four offshore tugs.

During the nine-month period ended December 31, 2006, the company took delivery of four anchor handling towing supply vessels, one platform supply vessel and six crewboats and sold to third party operators or to scrap dealers 16 anchor handling towing supply vessels, 21 platform supply vessels, two crewboats, 16 offshore tugs and three other type vessels.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and nine-month periods ended December 31, 2007 and 2006 and for the quarter ended September 30, 2007 were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended Sept 30,
(In thousands)	2007	2006	2007	2006	2007
Personnel	$16,701	15,252	51,840	44,565	16,885
Office and property	4,263	3,510	12,183	10,453	3,928
Sales and marketing	2,080	1,931	5,541	5,090	1,752
Professional services	6,068	2,395	16,921	6,803	5,245
Other	2,000	1,836	6,819	5,680	2,870

	$31,112	24,924	93,304	72,591	30,680

General and administrative expenses for the quarter and nine-month period ended December 31, 2007 were approximately 25% and 29% higher as compared to the same periods in fiscal 2007 due to the amortization of restricted stock granted in March 2007; higher professional services due to legal fees related to the internal investigation on the company’s Nigerian and selected other country operations (as discussed elsewhere in this report) and to the court-approved settlement of a California labor law claim; and an improved business environment. General and administrative expenses for the quarter ended December 31, 2007 were comparable to the prior quarter of fiscal 2008.

Liquidity, Capital Resources and Other Matters

Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current liquidity requirements. At December 31, 2007, the entire amount of the company’s $300 million revolving line of credit (which includes a mechanism for increasing the amount of the facility to $400 million) was available for future financing needs. Continued payment of dividends, currently at $0.15 per quarter per common share, is subject to declaration by the Board of Directors.

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. On January 31, 2008, the company’s Board of Directors approved the expansion of the company’s current share repurchase program by an additional $50 million. For the quarter ended December 31, 2007, the company expended $116.4 million for the repurchase and cancellation of 2,282,200 common shares, at an average price paid per common share of $51.00. At December 31, 2007, approximately $22.5 million ($72.5 million after the January 31, 2008 expansion of the program) was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program. For the nine-month period ended December 31, 2007, the company used $291.1 million for the repurchase and cancellation of 4,925,600 common shares, at an average price paid per common share of $59.11.

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

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2007, net cash from operating activities was $353.1 million compared to $332.9 million for the nine-month period ended December 31, 2006. Significant components of cash provided by operating activities for the nine months ended December 31, 2007, include net earnings of $263.4 million, adjusted for non-cash items of $81.0 million and changes in working capital balances of $8.7 million.

Significant components of cash provided by operating activities for the nine-months ended December 31, 2006 include net earnings of $269.0 million, adjusted for non-cash expenses of $51.8 million and changes in working capital of $12.0 million.

Investing Activities

Investing activities for the nine months ended December 31, 2007, used $230.5 million of cash, which is attributed to $291.7 million of additions to properties and equipment, offset by approximately $61.2 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $38.0 million in capitalized major repair costs, $5.0 million for vessel enhancements, $235.9 million for the construction of offshore marine vessels, $10.9 million for the construction of an aircraft and $1.9 million of other properties and equipment purchases.

Investing activities for the nine months ended December 31, 2006 used $95.5 million, which is attributed to the $173.4 million additions to properties and equipment offset by approximately $67.7 million of proceeds from the sales of assets and the collection of $9.5 million relating to the payoff of an outstanding financing arrangement the company had with Sonatide Marine Ltd., a 49% owned joint-venture. Additions to properties and equipment were comprised of approximately $30.4 million in capitalized major repair costs, $115.6 million for the construction of offshore marine vessels, $12.1 million for vessel enhancements, $13.4 million for the construction of an aircraft and $1.9 million of other properties and equipment purchases.

Financing Activities

Financing activities for the nine months ended December 31, 2007, used $287.8 million of cash, which is primarily the result of $291.1 million used to repurchase the company’s common stock, $25.0 million used for quarterly payment of common stock dividends of $0.15 per common share, and $19.6 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $43.6 million of proceeds from the issuance of common stock resulting from stock option exercisements and $4.3 million tax benefit on stock options exercised.

Financing activities for the nine months ended December 31, 2006 used $142.7 million of cash, which is primarily the result of $131.7 million used to repurchase common stock, $25.5 million used for quarterly payment of common stock dividends of $0.15 per common share, and $5.0 million used to repay debt. These uses of cash were partially offset by $5.0 million provided by debt borrowings, $11.8 million of proceeds from the issuance of common stock resulting from stock option exercisements and $3.1 million tax benefit on stock options exercised.

Vessel Construction and Acquisition Expenditures

The company is currently constructing 20 anchor handling towing supply vessels, varying in size from 5,000 brake horsepower (BHP) to 13,600 BHP, for a total commitment cost of approximately $387.8 million. Five different international shipyards are constructing the vessels. Six of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 20 vessels began in January 2008 with the last vessel scheduled for delivery in June 2010. As of December 31, 2007, $157.6 million has been expended on the vessels.

The company is also committed to the construction of one 220-foot, six 230-foot, eight 240-foot and three 250-foot platform supply vessels for a total aggregate cost of approximately $346.9 million. The company’s shipyard, Quality Shipyard, LLC, is constructing the 220-foot and two of the 250-foot vessels, while a different U.S. shipyard is constructing the third 250-foot vessel. One international shipyard is constructing the six 230-foot vessels while two different international shipyards are constructing the eight 240-foot vessels. The 220-foot vessel is expected to be delivered in February 2008. The six 230-foot vessels are scheduled for delivery beginning in December 2008 with final delivery of the sixth vessel in January 2010. Expected delivery for the eight 240-foot vessels, which are considered deepwater class vessels, will begin in January 2009 with delivery of the eighth 240-foot vessel in September 2009. One of the 250-foot vessels (which are considered deepwater class vessels) was delivered in early January 2008. The remaining two 250-foot vessels are expected to be delivered in December 2009 and March 2010. As of December 31, 2007, $74.7 million has been expended on these 18 vessels.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats for an aggregate cost of approximately $17.4 million. The crewboats are being constructed at an international shipyard. The vessels are expected to be delivered to the company in June and September of 2009. As of December 31, 2007, $5.3 million has been expended on these two vessels.

The company is also committed to the construction of three offshore tug vessels for an aggregated cost of approximately $40.6 million. The offshore tugs are being constructed at two separate international shipyards and are expected to be delivered to the company in May 2008, July 2009 and August 2009. As of December 31, 2007, $11.8 million has been expended on these three vessels.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of December 31, 2007:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 12/31/07	Number of Vessels	Total Cost Commitment	Expended Through 12/31/07
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	6	$170,710	$72,132
Platform supply vessels	3	$82,540	$16,799	8	$174,293	$27,865
Replacement Fleet:
Anchor handling towing supply	—	—	—	14	$217,054	$85,439
Platform supply vessels	1	$15,623	$12,107	6	$74,485	$17,881
Crewboats and offshore tugs:
Crewboats – 175-foot	—	—	—	2	$17,395	$5,331
Offshore tugs	—	—	—	3	$40,597	$11,849

Totals	4	$98,163	$28,906	39	$694,534	$220,497

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	3/08	6/08	9/08	12/08	3/09	Thereafter
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	6
Platform supply vessels	1	—	—	—	3	7
Replacement Fleet:
Anchor handling towing supply	2	3	5	2	1	1
Platform supply vessels	1	—	—	1	1	4
Crewboats and offshore tugs:
Crewboats – 175-foot	—	—	—	—	—	2
Offshore tugs	—	1	—	—	—	2

Totals	4	4	5	3	5	22

The company has recently experienced some delays in the expected deliveries of equipment for vessels under construction (as has the offshore supply vessel industry in general). The delays experienced by the company to date are reflected in the revised table set forth above. Further delays could continue to negatively impact the deliveries scheduled above, and the table above is therefore subject to continued modification as and when such information becomes available.

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow, its $300 million senior unsecured notes, its revolving credit facility and various capitalized and operating lease arrangements. Of the total $792.7 million of capital commitments for vessels currently under construction the company has expended $249.4 million as of December 31, 2007.

Subsequent to December 31, 2007, the company committed to the construction of eight additional deepwater platform supply vessels for a total aggregate cost of approximately $202.0 million. The vessels, which are being built at an international shipyard, are expected to be delivered to the market beginning in September 2010 with final delivery of the last vessel in June 2012.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and nine-month period ended December 31, 2007, was approximately $1.5 million and $5.7 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2007 was approximately $2.9 million and $7.8 million, respectively.

Total interest and debt costs incurred during the quarter and nine-month period ended December 31, 2007 were lower than the same periods in fiscal year 2007 because the relative-portion of interest cost capitalized during the quarter and nine month period ended December 31, 2007 was higher than the same periods in fiscal year 2007 due to an increase in the level of investments in the company’s new construction program during the comparative periods.

Interest and debt costs incurred, net of interest capitalized for the quarter and nine-month period ended December 31, 2006, was approximately $2.5 million and $7.4 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2006 was approximately $1.2 million and $3.3 million, respectively.

Other Liquidity Matters

While the company has an aggressive program of new-build commitments to replace its aging fleet of vessels over time, the company’s strong balance sheet and available liquidity allows it to be opportunistic in the enhancement of that program, which the company anticipates taking advantage of over the next several years. The majority of the company’s core group of older vessels, its supply and towing supply vessels, were constructed between 1976 and 1983. As such, most of this vessel class exceeds 24 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s aging vessels in the core international fleet with fewer, larger and more efficient vessels. The company stays in regular contact with its historical sources of capital and liquidity and monitors most other capital markets on an on-going basis. In spite of the current turmoil in capital markets caused by the evolving Sub-Prime lending situation the company believes that adequate capital and liquidity at, or near, historical pricing will be available to fund the continuation of its fleet replacement program.

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries as the company does not believe, on the advice of counsel, that it is liable for any additional portion of the fund’s deficit that relates to subsidiaries that have either been sold or dissolved in prior years. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. In August 2005, the company received an invoice from the fund in the amount of $3.8 million for what the trustees calculated to be the company’s then current share of the fund deficit. Accordingly, the company recorded this amount in full as crew cost expense during the second quarter of fiscal 2006. As allowed by the terms of the assessment, approximately $0.5 million and $0.7 million of the invoiced amount was paid during fiscal years 2007 and 2006, respectively with the remainder, including interest charges, to be paid in annual installments over the next eight years. The annual installment payments are paid in the fourth quarter of each fiscal year and, as such, no amounts were paid during the nine month period ended December 31, 2007.

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

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue, which is inclusive of interest and attorney fees. As of December 31, 2007, $2.5 million remains accrued and unpaid. Plaintiffs to the class action suit had until January 14, 2008, to submit a notice of claim and according to the company’s legal counsel, the majority of plaintiffs have responded to the settlement and the matter is expected to close in the fourth quarter of fiscal 2008. No additional accruals are needed for this matter.

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

The company performed its annual impairment test as of December 31, 2007, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2007, filed with the Securities and Exchange Commission on May 25, 2007. Goodwill as of December 31, 2007 and 2006 is $328.8 million.

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

For the quarter and nine-month period ended December 31, 2007, the company expensed approximately $1.3 million and $3.0 million, respectively on these bareboat charter arrangements as compared to $0.5 million and $1.1 million for the quarter and nine-month period ended December 31, 2006, respectively. The charter hire operating lease terms on the first two vessels sold to BOAL&C expire in calendar year 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2017. The charter hire operating lease terms on the third and fourth vessels sold to BOAL&C expire in 2015 and the company has the option to extend the charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018.

The company has one additional vessel to sell and simultaneously bareboat charter from BOAL&C under the agreement. The vessel was delivered to the market in early January 2008. BOAL&C agreed to pay actual invoice cost of the vessel being acquired, or $17.5 million.

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

The company performed a thorough review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2007. The review resulted in no impairment charge. The company’s quarter ended December 31, 2006 thorough review of all the vessels in its fleet for asset impairment also resulted in no impairment charges.

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

At December 31, 2007, the company had $300 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at December 31, 2007 is estimated to be $293.5 million.

During the quarter ended December 31, 2007, the company was exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of one of its vessels to BOAL&C. On March 24, 2006, the company entered into one interest rate swap transaction to effectively fix the amount of the lease payments on the vessel under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments for the vessel is based on the five year swap rate at the time of the lease which coincides with the delivery of the vessel. Amounts received from the bank or paid to the bank will be recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the lease. The company is accounting for the interest rate swap as a cash flow hedge under SFAS No. 133, as amended. The derivative instrument was carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instrument, to the extent the hedge is effective, are recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, are recorded in earnings. At December 31, 2007, the outstanding interest rate swap matured and, as such, no fair value amounts are included in the consolidated balance sheet.

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

The company had no outstanding currency spot or forward contracts outstanding at December 31, 2007.

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

The conclusion that the company’s disclosure controls were not wholly effective relates to the disclosures made by the company in its Form 10-Q filed with respect to its first fiscal quarter ended June 30, 2007. In that disclosure, the company advised that special counsel conducting the company’s previously disclosed, ongoing internal investigation into certain FCPA matters had advised, and the company had agreed, that certain payments apparently made to Nigerian customs officials by the agent on behalf of the company’s Nigerian affiliate might not be lawful facilitating payments under the United States Foreign Corrupt Practices Act (the “FCPA”), and that, even if lawful, were not properly recorded as facilitating payments in the company’s books and records in the manner required by the FCPA. In addition, the company disclosed that special counsel had advised the Audit Committee and management that the company’s FCPA compliance program that was previously in effect was not sufficient to give appropriate assurance that the requirements of the statute were satisfied, and that inadequate training of company personnel with respect to the statute’s requirements led to misjudgments by such personnel when FCPA compliance issues were presented. Based on these considerations, and the other considerations disclosed in the first quarter Form 10-Q, the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer had concluded and reported to the company’s independent auditors and its Audit Committee that the company had a material weakness in internal controls with respect to these FCPA compliance matters.

The company further reported in the first quarter Form 10-Q that it had embarked on the implementation of changes in its disclosure and internal controls in order to give sufficient assurance of future compliance with the requirements of the FCPA, and to assure that potential FCPA issues are appropriately identified, reported, and evaluated in the future. These changes were disclosed in the first quarter Form 10-Q, and continue to be implemented. However, the company’s management believes that, while substantial progress has been made to improve the company’s comprehensive FCPA compliance program, it is premature to determine whether the measures adopted have been fully effective in correcting the material weakness identified, and that additional time must elapse with the new, enhanced procedures in place before such a judgment can be made prudently. The auditors concur with management’s decision to defer reaching any conclusion as to the effectiveness of the company’s FCPA controls. The company continues to give priority attention to these issues and will reevaluate the effectiveness of these controls no later than the filing of the company’s annual report on Form 10-K for the fiscal year ending March 31, 2008.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund the share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. On January 31, 2008, the company’s Board of Directors approved the expansion of the company’s current share repurchase program by an additional $50 million. For the quarter ended December 31, 2007, the company expended $116.4 million for the repurchase and cancellation of 2,282,200 common shares, at an average price paid per common share of $51.00. At December 31, 2007, approximately $22.5 million ($72.5 million after the January 31, 2008 expansion of the program) was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program.

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

The following table summarizes the stock repurchase activity for the three months ended December 31, 2007 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2007 - October 31, 2007	152,000	$55.11	152,000	$130,565,932

November 1, 2007 - November 30, 2007	1,407,900	50.23	1,407,900	59,840,622

December 1, 2007 - December 31, 2007	722,300	51.65	722,300	22,536,985

Total	2,282,200	$51.00	2,282,200

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

TIDEWATER INC.
(Registrant)

Date: February 7, 2008	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: February 7, 2008	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: February 7, 2008	/s/ Joseph M. Bennett
Joseph M. Bennett
Senior Vice President, Principal Accounting Officer
and Chief Investor Relations Officer

EXHIBIT INDEX

Exhibit Number

15*	Letter re Unaudited Interim Financial Information.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.