Form 10-K
period 2008-03-31
TIDEWATER INC
filed 2008-05-30
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒         Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

As of September 30, 2007, the aggregate market value of the registrants voting common stock held by non-affiliates of the registrant was $3,429,478,987 based on the closing sales price as reported on the New York Stock Exchange of $62.84.

As of May 13, 2008, 51,450,793 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the Registrant's 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form.

Tidewater Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2008

Part I

A Caution About Forward-looking Statements

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from its historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for exploration, development and production; changing customer demands for different vessel specifications which may make some of our vessels technologically obsolete for certain customer projects or in certain markets; acts of terrorism; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

PART I

ITEM 1.     BUSINESS

General

Tidewater Inc. (the “company”), a Delaware corporation, provides offshore supply vessels and marine support services to the offshore energy industry through the operation of the world’s largest fleet of offshore marine service vessels. Tidewater Inc. is one of the most internationally diverse companies in the offshore energy industry with five decades of international experience. The company's worldwide headquarters and principal executive offices are located at 601 Poydras Street, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company was incorporated in 1956. Unless otherwise required by the context, the term “company” as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

The size and composition of the company’s vessel fleet includes vessels that are operated under joint ventures, as well as vessels that are stacked or have been withdrawn from service. At March 31, 2008, the company had a total of 460 vessels, of which 10 were operated through joint ventures, 53 were stacked and 20 had been otherwise withdrawn from service. Please refer to Note 1 to Notes to Consolidated Financial Statements for further explanation of stacked vessels and vessels withdrawn from service. The company operates in most of the world's significant oil and gas exploration and production regions and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

The company operates in two reportable segments: United States and International. Financial information regarding the company’s reportable segments appears in Item 7 of this report and in Note 13 to Notes to Consolidated Financial Statements.

Website Access to Company Reports

The company’s Internet website address is http://www.tdw.com. The company makes available free of charge, on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission (SEC). The public may read and copy any materials the company has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains the company’s reports, proxy and information statements, and the company’s other SEC filings. The address of that site is www.sec.gov. Information appearing on the company’s website is not part of any report that it files with the SEC.

The company has posted on its website the company’s Code of Business Conduct and Ethics. The company has adopted a Code of Business Conduct and Ethics (Code) for its directors, chief executive officer, chief financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. The company intends to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same web site. Any changes to and waivers to the Code will be posted on the company's website within five business days and maintained for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130.

Fiscal 2008 Business Highlights

During fiscal 2008, the company exceeded the $1.0 billion revenue mark for the second consecutive fiscal year, due to strong industry fundamentals primarily in the company’s international markets. The company recorded $1.3 billion in revenues during fiscal 2008, an increase of approximately $144.9 million, or 13%, over its fiscal 2007 revenues. Fiscal 2008 consolidated net earnings dipped a modest 2%, or $7.9 million, as compared to fiscal 2007; however, included in fiscal 2007 consolidated earnings was an after-tax gain of $20.8 million related to the sale of 14 of its offshore tugs. After removing the after-tax gain on the 2007 sale of the tugs, the company realized an approximate 4% increase in consolidated net earnings during fiscal 2008 compared to fiscal 2007. The company’s international operations continue to be the primary driver of its earnings and, during fiscal 2008, revenues generated from international operations as a percentage of the company's total revenues were 84%, and reflected a 21% growth in revenues from the prior year.

An aggressive vessel construction and acquisition program over the past eight years has facilitated the company’s entrance into deepwater markets around the world and allowed the company to begin to replace its core fleet with fewer, larger, and more technologically sophisticated vessels. During this period the company purchased and/or constructed 140 vessels for approximately $1.6 billion. The vessel construction and acquisition program and the expansion program were initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world through the replacement of aging vessels in the company’s core fleet. Between April 1999 and March 2008, the company also sold, primarily to buyers who operate outside of our industry, 321 vessels and scrapped 71 vessels. Most of the vessel sales were at prices that exceeded their carrying values.

To date, the company has funded all of its vessel commitment programs from current cash balances, operating cash flow, and funds provided by its $300.0 million senior unsecured notes, its revolving credit facility, and various leasing arrangements. At March 31, 2008, the company had 49 vessels under construction for a total capital commitment of $959.3 million, of which the company has already expended $228.2 million. A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Construction Programs and Acquisitions” and “Vessel Dispositions” section of Item 7 and Note 10 of Notes to Consolidated Financial Statements.

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions, which program was expanded by an additional $50.0 million by the Board on January 31, 2008. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. From inception of the July 2007 authorized program through March 31, 2008, the company expended $196.4 million for the repurchase and cancellation of 3,586,200 common shares, at an average price paid per common share of $54.76. At March 31, 2008, approximately $53.6 million was available to repurchase shares of the company’s common stock pursuant to the current authorized stock repurchase program.

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

(In thousands)
	2008	2007	2006
Revenues:
Vessel operations:
United States	$159,795	229,247	180,374
International	1,055,339	868,335	666,608
Other marine services	55,037	27,678	30,635

	$1,270,171	1,125,260	877,617

Operating profit:
Vessel operations:
United States	$31,034	91,465	61,227
International	394,855	320,971	186,044
Impairment of long-lived assets	—	—	(3,050)
Gain on sales of assets	11,449	42,787	86,337
Other marine operations	7,102	3,013	6,511

	$444,440	458,236	337,069

Total marine assets:
United States	$523,724	591,856	566,707
International	1,981,082	1,589,350	1,490,083

Total marine assets	$2,504,806	2,181,206	2,056,790

A significant portion of the company’s operations are conducted internationally. Revenues from international operations as a percentage of the company’s total revenues were 84%, 78% and 77% during fiscal 2008, 2007 and 2006, respectively. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability, possible vessel seizures or nationalization of assets and other governmental actions, currency fluctuations and revaluations, and import/export restrictions; all of which are beyond the control of the company. In addition, the ability to recruit and retain personnel for overseas operations presents a challenge to operating internationally. Furthermore, the company is subject to the regulations imposed by the U.S. Foreign Corrupt Practices Act.

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

Deepwater Vessels.    Included in this vessel class are large, platform supply vessels and large, high-horsepower (generally greater than 10,000 horsepower) anchor handling towing supply vessels. This vessel class is chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs, platforms and other installations. Platform supply vessels, which have large cargo handling capabilities, serve drilling and production facilities and support offshore construction and maintenance work. The anchor handling towing supply vessels are equipped for and are capable of towing drilling rigs and other marine equipment, as well as setting anchors for positioning and mooring drilling rigs.

Towing-Supply and Supply Vessels.    This is the company’s largest fleet class by number of vessels. Included in this class are anchor handling towing supply vessels and supply vessels with average horsepower below 10,000 BHP, and platform supply vessels that are generally less than 220 feet. The vessels in this class perform the same functions and services as their deepwater vessel class counterparts except they are generally chartered to customers for use in intermediate and shallow waters.

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

	Year Ended March 31,
	2008	2007	2006
Deepwater vessels	24.7%	23.8%	22.4%
Towing-supply/supply	59.7%	58.6%	58.5%
Crew/utility	10.6%	10.7%	10.9%
Offshore tugs	4.6%	6.5%	7.8%
Other	0.4%	0.4%	0.4%

Shipyard Operations

Quality Shipyards, LLC, a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. The shipyard performs both repair work and new construction work for outside customers, as well as the construction, repair and modification of the company’s own vessels. During the last three fiscal years, Quality Shipyards, LLC constructed and delivered four 220-foot platform supply vessels and is currently constructing two 250-foot platform supply vessels for the company. One of the 220-foot supply vessels was delivered to the company during fiscal 2006, another during fiscal 2007 and two during fiscal 2008. The two 250-foot platform supply vessels, which are considered deepwater class vessels, currently under construction are expected to be delivered during fiscal 2010.

Safety and Risk Management

The company is committed to ensuring the safety of its operations. Management regularly communicates with its personnel to promote safety and instill safe work habits through company media and safety review sessions. The company also regularly conducts safety training meetings for its seamen and staff personnel. The company dedicates personnel and resources to ensure safe operations and regulatory compliance. The company employs safety personnel at every operating location who are responsible for administering the company’s safety programs. The company’s Director of Health, Safety and Environmental Management is involved in the review of all incidents.

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel and business interruption due to political action in countries other than the United States. Any such event may result in a reduction in revenues or increased costs. The company's vessels are insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks. The company also carries workers' compensation, maritime employer's liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

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

The continued threat of terrorist activity and other acts of war, or hostility, have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for our insurance coverage to increase. The company currently maintains war risk coverage on its entire fleet. To date, the company has not experienced any property losses as a result of terrorism or war.

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

Industry Conditions, Competition and Customers

The company’s operations are materially dependent upon the levels of activity in offshore crude oil and natural gas exploration, development and production throughout the world. Such activity levels are affected by trends in worldwide crude oil and natural gas prices that are ultimately influenced by the supply and demand relationship for these natural resources. A discussion of current market conditions appears under “General Market Conditions and Consolidated Results of Operations” in Item 7 of this report.

The principal competitive factors for the offshore vessel service industry are suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates around the world, and the business environment is highly competitive.

The company’s diverse, mobile asset base and the wide geographic distribution of its assets enable the company to respond to changes in market conditions and provide a broad range of vessel services to its customers throughout the world. Management believes the company has a competitive advantage because of the size, diversity and geographic distribution of its vessel fleet, as well as, the company’s strong financial condition, economies of scale and experience level in the many areas of the world in which we operate.

The worldwide offshore marine vessel market faces a potential risk of overcapacity. Approximately 715 new-build vessels are expected to be delivered to the worldwide offshore vessel market within the next five years as reported by ODS-Petrodata. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates. However, the worldwide offshore marine vessel industry has a large number of aging vessels that are nearing or exceeding their original estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels may negate, at least in part, the potential effects the offshore marine vessel industry may encounter when the new-build vessels are delivered to the market. Additionally, during the same period, over 162 new drilling and production support units and approximately 87 floating production units are expected to be added to the worldwide drilling and production support vessel fleet, that may, if fully utilized, create additional vessel demand and minimize the effects of 715 new-build vessels being added to the offshore support vessel fleet.

The company’s principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Over the last several years, consolidation of exploration, development and production companies has occurred which has, and will continue to have, an impact on the company’s global operations. Although Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for approximately 16.3% and Petroleo Brasileiro SA accounted for approximately 10.5% of revenues during the year ended March 31, 2008, the five largest customers accounted for approximately 45.5% of the company’s revenues.

Regulatory Matters

The company is subject to various statutes and regulations governing the operation and maintenance of its vessels. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company would not be permitted to engage in U.S. coastwise trade if more than 25% of the company's outstanding stock were owned by non-U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company's common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 7.4% of the company's outstanding common stock was owned by non-U.S. citizens as of March 31, 2008.

The company’s vessels are subject to various statutes and regulations governing their operation. The laws of the United States require that vessels engaged in U.S. coastwise trade must be built in the U.S. In addition, once a U.S.-built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company's non-U.S. flag vessels must operate outside of U.S. territorial waters. Of the total 460 vessels owned or operated by the company at March 31, 2008, 350 vessels were registered under flags other than the United States and 110 vessels were registered under the U.S. flag. If the company is not able to secure adequate numbers of charters abroad for its non-U.S. flag vessels, even if work would otherwise have been available for such vessels in the United States, these vessels can not operate in U.S. territorial waters, and the company’s financial performance could be affected; however, it is the company’s significant international presence that is driving its revenues and earnings.

All of the company’s offshore vessels are subject to international safety and classification standards. U.S. flag towing-supply, supply vessels and crewboats are required to undergo periodic inspections twice every five years. Vessels registered under flags other than the United States are subject to similar regulations as governed by the laws of the applicable international jurisdictions, and the regulations of classifications societies.

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

Employees

As of March 31, 2008, the company had approximately 8,400 employees worldwide. The company strives to maintain excellent relations with its employees. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. Gulf of Mexico employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. Gulf of Mexico were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Internal Investigation

The company previously reported that in the early spring of 2007, its Audit Committee engaged special counsel to conduct an internal investigation into certain practices of the company or certain related parties which practices had been identified as raising potential concerns under the United States Foreign Corrupt Practices Act (FCPA). The investigation initially focused on the procurement, through the use of a third party agent, of temporary importation permits for its vessels operating in Nigeria, but thereafter expanded to review certain aspects of operations in Nigeria, Angola and certain other countries in West Africa, Indonesia, Egypt and Azerbaijan. The investigation in certain of these additional areas of operations focused on customs, immigration and marketing practices, as well as measures taken by the company or related parties in certain of these jurisdictions to obtain local tax relief or abatement. In addition, with the approval of the Audit Committee, special counsel conducted a more limited review of certain aspects of the company’s or related parties’ operations in other selected countries. Pending any additional investigation that may be requested by the United States Department of Justice or the United States Securities and Exchange Commission, special counsel has substantially completed its investigation and its more limited review and reported its findings to the Audit Committee in late May 2008.

During the course of its investigation, special counsel identified and periodically reported to the Audit Committee certain weaknesses in the company’s FCPA compliance program, as well as certain practices that needed correction, and the company has diligently responded to counsel’s observations and recommendations to upgrade its overall compliance posture. In addition, the company has independently pursued, under the guidance of its senior management and the Board of Directors, the development and implementation of a more robust FCPA compliance and training program for its employees and agents. As part of that effort, the company appointed its newly-hired general counsel as its chief compliance officer with responsibility for FCPA compliance.

From time to time during the investigation, special counsel has been providing the Department of Justice and the Securities and Exchange Commission with informational updates and interim findings, and the company expects that, in the very near future, special counsel will be reporting additional findings of its investigation to the Department of Justice and the Securities and Exchange Commission. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine month period ending on October 10, 2008. The agreement expressly provides that it does not constitute an admission by the company of any facts or of any wrongdoing. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, or what potential remedies or sanctions, if any, these agencies may seek. These agencies have requested certain documents and information, and the company has been voluntarily cooperating with those requests. In the meantime, however, after considering the findings reported by special counsel, management and the Board of Directors have initiated disciplinary measures against company employees implicated by the findings of the investigation.

Based on the findings of the investigation reported to the company and the Audit Committee to date, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of March 31, 2008. Should additional information be obtained, the company will record a provision when the amount is probable and reasonably estimable. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

The company continues to operate approximately 20 vessels in Nigerian offshore waters, either under valid permits, extensions of valid permits, or under temporary arrangements not objected to by the Nigerian government where the underlying permits have expired. The company has experienced recent difficulty in extending the term of previously issued permits or obtaining new permits, and as a result, the company moved (on a net basis) 6 vessels from Nigerian waters during the six week period ended May 23, 2008 for redeployment to other West Africa markets. Unless a workable permanent solution is developed and implemented, the company is concerned that the remaining existing arrangements will be difficult to further renew or extend, and the company will have to remove additional vessels from Nigerian waters for redeployment elsewhere. The company continues to work diligently with the United States government and the Nigerian authorities in an effort to find a workable solution to these matters. For the fiscal year ended March 31, 2008, approximately 8.5% of the company’s revenues were generated through its Nigerian operations, and the company currently believes that a substantial majority, if not all, of these revenues could be replaced in a reasonable time frame if redeployment of these vessels continues to be necessary.

ITEM 1A. RISK FACTORS

The company operates in a highly competitive business environment that has many risks. Listed below are some of the more critical or unique risk factors that affect, or may affect, the company and the offshore marine service industry and that should be considered when evaluating any forward-looking statement. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statement made in this Form 10-K.

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

Factors that affect the supply of crude oil and natural gas include but are not limited to the following: the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; political and economic uncertainties; advances in exploration and development technology; global demand for natural resources; significant weather conditions; and governmental restrictions placed on exploration and production of natural resources.

Changes in the Level of Capital Spending by Our Customers

The company’s principal customers are major oil and natural gas exploration, development and production companies and foreign government-owned or controlled organizations. The company’s results of operations are highly dependent on the level of capital spending for exploration and development by the energy industry. The energy industry’s level of capital spending is substantially related to the demand for natural resources and the prevailing commodity price of natural gas and crude oil. During periods of current or projected low commodity prices, the company’s customers generally reduce their capital spending budgets for offshore drilling, exploration and development.

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

The Offshore Marine Service Industry is Highly Competitive

The company operates in a highly competitive environment. Competitive factors include price and quality of service by vessel operators and the quality and availability of vessels. Decreases in the level of offshore drilling and development activity by the energy industry generally negatively affect the demand for the company’s vessels by exerting downward pressure on day rates. Extended periods of low vessel demand and/or low day rates will reduce the company’s revenues.

Excess marine service capacity exerts downward pressure on charter rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the company has committed to the construction of additional vessels, it has also sold and/or scrapped a significant number of vessels over the last several years. A discussion about the aging of the company’s fleet, that has necessitated the company’s new vessel construction programs, appears in the “Vessel Construction Programs and Acquisitions” section of Item 7 in this Form 10-K.

Failure to Attract and Retain Key Management and Technical Personnel

The company’s success depends on the continued service of its executive officers and other key management and technical personnel (particularly the company’s area managers and fleet personnel) and the company’s ability to attract, retain, and motivate highly qualified personnel. The loss of the services of a number of the company’s executive officers, area managers, fleet personnel or other key employees, or the company’s ability to recruit replacements for such personnel or to otherwise attract, retain and motivate highly qualified personnel could harm the company. The company currently does not carry key employee life insurance payable to the company with respect to any of its management employees.

Risks Associated with Operating Internationally

For the fiscal years ended March 31, 2008, 2007 and 2006, 84%, 78%, and 77%, respectively, of the company’s total revenues were generated by international operations. The company's international vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability; possible vessel seizures or nationalization of assets and other governmental actions; kidnappings or other organized criminal activity against employees or company property; the ability to recruit and retain management of overseas operations; currency fluctuations and revaluations; and import/export restrictions; all of which are beyond the control of the company.

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

Potential Overcapacity in the Offshore Marine Industry

The worldwide offshore marine vessel market faces a potential risk of overcapacity. Approximately 715 new-build vessels are expected to be delivered to the worldwide offshore vessel market within the next five years as reported by ODS-Petrodata. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates, which, in turn, would result in lower revenues to the company.

Difficult Market Conditions

The success of the company’s business is both directly and indirectly dependent upon conditions in the global financial markets and economic conditions throughout the world that are outside its control and difficult to predict. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the company's business and investments, which in turn would reduce its revenues and profitability.

Consolidation of the Company’s Customer Base

Oil and natural gas companies, energy companies and drilling contractors have undergone consolidation and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the company’s equipment. Also, merger activity among both major and independent oil and natural gas companies affects exploration, development and production activity as the consolidated companies integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which would adversely affect demand for the company’s vessels, thereby reducing the company’s revenues. In addition, consolidation could result in the absorption of an oil and gas company with whom the company has a strong commercial relationship into another company with which the company does not.

Risks Associated with Construction and Maintenance

The company has a number of vessels under construction and plans to construct additional vessels in response to current and future market conditions. The company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or for other drydockings. Significant cost overruns or delays for vessels under construction could also adversely affect the company’s financial condition and results of operations. The demand for vessels currently under construction may diminish from anticipated levels, which may have a material adverse effect on the company’s revenues and profitability in response to a failure to obtain contracts on favorable terms or at all.

Compliance with the Foreign Corrupt Practices Act

In order to effectively compete in certain foreign jurisdictions, the company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the company is subject to the regulations imposed by the Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. The company has adopted proactive procedures to promote compliance with the FCPA, but it may be held liable for actions taken by its strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA. Any determination that the company has violated the FCPA could have a material adverse effect on its business and results of operations.

Compliance with Complex and Developing Laws and Regulations

The company’s operations, both domestic and overseas, are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board and the United States Customs Service, and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The company’s operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws and regulations may require installation of costly equipment, increased manning, or operational changes. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject the company to liability without regard to whether the company was negligent or at fault.

Further, many of the countries in which the company operates have laws, regulations and enforcement systems that are largely undeveloped and the requirements of these systems are not always readily discernable even to experienced and proactive participants. Further, these laws, regulations and enforcement systems can be unpredictable and subject to frequent change.

While the company endeavors to comply with applicable laws and regulations, the company’s compliance efforts might not always be wholly successful and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of the company’s operations. These laws and regulations may expose the company to liability for the conduct of, or conditions caused by, others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that the company may not be able to pass along to its customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect the company’s financial condition and results of operations.

In order to meet the continuing challenge of complying with applicable laws and regulations in jurisdictions where it operates, the company is in the midst of to revitalizing and strengthening compliance training, the availability and usage of worldwide compliance reporting systems and compliance auditing/monitoring. The company appointed its general counsel as its chief compliance officer in fiscal 2008 to help organize and lead these compliance efforts. This strengthened compliance program may, from time to time, identify past practices that need to be changed or remediated. Such corrective or remedial measures could involve significant expenditures or lead to changes in operational practices that could adversely affect the company’s financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The company has not received written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 or more days preceding the end of fiscal year 2008 that remain unresolved.

ITEM 2.    PROPERTIES

Information on Properties is contained in Item 1 of this report.

ITEM 3.    LEGAL PROCEEDINGS

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In management’s opinion, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note 10 to Notes to Consolidated Financial Statements included in this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange under the symbol TDW. At March 31, 2008, there were approximately 965 record holders of the company’s common stock, based on the record holder list maintained by the company's stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 31, 2008 was $55.11. The following table sets forth for the periods indicated the high and low sales price of the company's common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	Sept 30	Dec. 31	March 31

Fiscal 2008 common stock prices:
High	$72.00	$79.90	$66.89	$58.49
Low	58.31	56.75	46.52	46.33
Dividend	.15	.15	.15	.15

Fiscal 2007 common stock prices:
High	$62.50	$51.26	$55.69	$59.85
Low	41.81	41.68	40.06	43.27
Dividend	.15	.15	.15	.15

Issuer Repurchases of Equity Securities

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions, which program was expanded by an additional $50.0 million by the Board on January 31, 2008. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. For the quarter ended March 31, 2008, the company expended $18.9 million for the repurchase and cancellation of 354,000 common shares, at an average price paid per common share of $53.39. From inception of the July 2007 authorized program through March 31, 2008, the company expended $196.4 million for the repurchase and cancellation of 3,586,200 common shares, at an average price paid per common share of $54.76. At March 31, 2008, approximately $53.6 million was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program, as expanded.

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

The following table summarizes the stock repurchase activity by quarter for the fiscal year ended March 31, 2008, and the average price paid per share:

Period	Total number of shares purchased	Average price paid per share
April 1, 2007 – June 30, 2007	1,693,400	$67.13

July 1, 2007 – September 30, 2007	950,000	$64.27

October 1, 2007 – December 31, 2007	2,282,200	$51.01

January 1, 2008 – March 31, 2008	354,000	$53.39

The following table summarizes the stock repurchase activity for the three months ended March 31, 2008, and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

January 1, 2008 – January 31, 2008	—	$—	—	$72,536,985

February 1, 2008 – February 29, 2008	149,000	53.56	149,000	64,555,875

March 1, 2008 – March 31, 2008	205,000	53.26	205,000	53,637,555

Total	354,000	$53.39	354,000

Performance Graph

The following graph compares the change in the cumulative total stockholder return on the company’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2003, at closing prices on March 31, 2003, and the reinvestment of dividends. The Value Line Oilfield Services Group consists of 23 companies.

Indexed Returns Years ended March 31
Company name/Index	2003	2004	2005	2006	2007	2008

Tidewater Inc.	100	99.91	140.56	202.49	217.21	206.43
S&P 500	100	135.12	144.16	161.07	180.12	170.98
Peer Group	100	137.56	182.60	291.18	296.35	381.11

The above graph is being furnished pursuant to the Securities and Exchange Commission rules. It will not be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the company specifically incorporates it by reference.

Securities Authorized for Issuance under Equity Compensation Plans

Please refer to Item 12 of this report for information regarding common stock authorized for issuance under the company’s equity compensation plan.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the company included in this report.

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2008	2007(A)	2006(B)	2005(C)	2004(D)
Statement of Earnings Data :
Revenues:
Vessel revenues	$1,215,134	1,097,582	846,982	655,526	625,948
Other marine revenues	55,037	27,678	30,635	36,624	26,682

	$1,270,171	1,125,260	877,617	692,150	652,630

Net earnings	$348,763	356,646	235,756	101,339	41,662

Basic earnings per common share	$6.43	6.38	4.11	1.78	.74

Diluted earnings per common share	$6.39	6.31	4.07	1.78	.73

Cash dividends declared per common share	$.60	.60	.60	.60	.60

Balance Sheet Data (at end of period):
Cash and cash equivalents	$270,205	393,806	246,109	15,376	17,636

Total assets	$2,751,780	2,649,298	2,364,540	2,213,173	2,081,790

Long-term debt	$300,000	300,000	300,000	380,000	325,000

Capitalized lease obligations	$10,059	19,712	—	—	—

Stockholders’ equity	$1,930,084	1,886,010	1,659,121	1,442,702	1,366,110

Working capital	$431,691	584,869	413,289	133,643	152,585

Current ratio	3.17	4.98	4.57	2.42	3.12

Cash Flow Data:
Net cash provided by operating activities	$489,491	435,095	297,378	160,062	129,049

Net cash provided by (used in) investing activities	$(272,001)	(151,156)	53,208	(189,125)	(285,429)

Net cash (used in) provided by financing activities	$(341,091)	(136,242)	(119,853)	26,803	156,249

(A)

During fiscal 2007, the company sold 14 offshore tugs for a cash price of $43.7 million, resulting in a $34.0 million pre-tax financial gain, or approximately $20.8 million after-tax, or $0.37 per diluted common share.

(B)

In July 2005, the company sold six KMAR 404 class of anchor handling towing supply vessels for a cash price of $188.0 million, resulting in a $65.9 million pre-tax financial gain, or approximately $42.8 million after-tax, or $0.74 per diluted common share.

(C)

In March 2005, the company recorded a tax benefit of $31.8 million ($0.56 per share) to reverse previously recorded deferred tax assets and liabilities no longer required as a result of the American Jobs Creation Act of 2004.

(D)	In March 2004, the company recorded a non-cash asset impairment charge of $26.5 million ($17.2 million after-tax, or $0.30 per share) on 83 older Gulf of Mexico supply vessels.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is provided in order to gain an understanding of the company’s financial performance during the periods presented. The discussion includes forward-looking statements and, with respect to this section, the cautionary language applicable to such forward-looking statements described above in “A Caution About Forward-Looking Statements” found before Item 1 of this Form 10-K is incorporated by reference into this Item 7. Forward-looking statements are management’s best estimates and actual results could differ substantially from those estimates. The following discussion should also be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related disclosures.

Executive Summary and Overview

The company provides services and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater Inc. is one of the most internationally diverse companies in the offshore energy industry with five decades of international experience. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet that is ultimately dependent upon oil and natural gas prices that, in turn, are determined by the supply/demand relationship for oil and natural gas.

For a second consecutive year the company exceeded the $1.0 billion revenue mark due to strong industry fundamentals, primarily in the company’s international markets. The company recorded $1.3 billion in revenues during fiscal 2008, an increase of approximately $144.9 million, or 13%, over its fiscal 2007 revenues. Fiscal 2008 consolidated net earnings dipped a modest 2%, or $7.9 million, as compared to fiscal 2007; however, included in fiscal 2007 consolidated earnings was an after-tax gain of $20.8 million, related to the sale of 14 of its offshore tugs. After removing the after-tax gain on the 2007 sale of the tugs, the company realized an approximate 4% increase in consolidated net earnings during fiscal 2008 compared to fiscal 2007. The company’s international operations continue to be the primary driver of its earnings and, during fiscal 2008, revenues generated from international operations as a percentage of the company's total revenues were 84%, and reflected a 21% growth in revenues from the prior year.

The company’s international results of operations are primarily dependent on the demand and supply relationship for crude oil. During fiscal 2008, international-based revenues and operating profit increased approximately $187.0 million and $73.9 million, or 22% and 23%, respectively, as compared to fiscal 2007 due to strong worldwide demand for oil and gas and an improved operating environment which resulted in vessel day rate escalations. Higher fiscal 2008 international-based vessel revenues were partially offset by higher operating costs and depreciation expense. Fiscal 2008 international-based operating costs increased approximately 23% from fiscal 2007 levels due primarily to higher crewing costs, repair and maintenance costs, insurance and loss reserves and other type vessel costs, much of which can be attributed to new vessels added to the fleet during the last two fiscal years.

Consistent with public reports, demand for vessels in the shallow water Gulf of Mexico offshore vessel market has diminished as repair work has been completed on the offshore energy infrastructure that was damaged by Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in August and September 2005, respectively, and numerous drilling rigs have relocated to international areas. The number of drilling rigs in the U.S. market should continue to be the primary driver of the company’s future profitability in the U.S. market and, at present, the offshore rig count in the Gulf of Mexico remains at very low levels as compared to past industry up cycles. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue for the foreseeable future. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence.

The company’s United States results of operations are primarily dependent on the demand and supply relationship for natural gas. The company’s U.S.-based revenues and operating profit decreased approximately $69.5 million and $60.4 million, or 30% and 66%, respectively, during fiscal 2008 as compared to fiscal 2007 due to lower average day rates and utilization on all vessel classes operating in the U.S. market. The company’s U.S.-based results of operations were also lower due to the sale of the company’s U.S.-based offshore tugs in fiscal 2007, as previously disclosed.

Key Focus for Fiscal 2008 and Outlook

During fiscal 2008, the company continued its focus on growing its international markets, maintaining its competitive advantage and modernizing its vessel fleet in order to generate future earnings capacity. The company is effectively utilizing its strong cash position to grow the industry’s largest fleet of new vessels and also fund common stock repurchases when appropriate. In the company’s operating business, management focused on improving dayrates and utilization and maintaining disciplined cost control.

Given the progress the company has made in executing its strategies, the company is poised to continue to grow organically through the construction of vessels at a variety of shipyards worldwide and, given the right opportunity, to grow through targeted and disciplined acquisitions that provide shareholder value. The company has the largest number of older vessels among its competitors in the industry, and it also has the largest fleet of new vessels in the industry. Because the company has a large number of older vessels, management has also targeted assessing opportunities for its older fleet in its strategic initiatives. The company will continue to pursue its long-term growth strategies on a disciplined basis and, in each case, will carefully consider whether proposed transactions have the appropriate risk/reward profile. These areas of opportunity have a common theme, which is to leverage the company’s existing strengths and capitalize on favorable market conditions to improve operating profit, earnings per share and cash flows.

The company’s safety performance was disappointing during fiscal 2008. While the company’s total recordable incident rate (TRIR) was the second best in the company’s history, at 0.24 per 200,000 man-hours, the company experienced eight lost time accidents during the fiscal year, including six fatalities. The company’s principal operations occur in offshore waters where the workplace environment is unstable. Because the environment is unstable, the company works diligently to maintain workplace safety. Management regularly communicates with its personnel to promote safety and instill safe work habits through company media and safety review sessions. The company also regularly conducts safety training meetings for its seamen and staff personnel. The company is committed to improving its record for the safety of the company’s employees and for the safety of its customers.

Vessel Construction Programs and Acquisitions

Vessel Deliveries and Acquisitions Summary

The table below summarizes the number of vessels that have been added to the company’s fleet during fiscal 2008, 2007 and 2006 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2008	2007	2006
Deepwater vessels:
Anchor handling towing supply	—	—	3
Platform supply vessels	3	—	—
Replacement fleet:
Anchor handling towing supply	7	5	7
Platform supply vessels	2	1	1
Crewboats and offshore tugs:
Crewboats (A)	4	6	7
Offshore tugs	3	—	—

Total number of vessels added to the fleet	19	12	18

(A)	Included in the fiscal 2007 crewboats count are four used crewboats acquired from Provident Marine Ltd, a 49% owned joint-venture, due to the dissolution of the joint venture during fiscal 2007.

Current Commitments

The company is currently constructing 18 anchor handling towing supply vessels, varying in size from 5,000 brake horsepower (BHP) to 13,600 BHP, for a total capital commitment of approximately $360.9 million. Four different international shipyards are constructing the vessels. Six of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 18 vessels will begin in June 2008 with the last vessel scheduled for delivery in June 2010. As of March 31, 2008, the company had expended $150.7 million for the construction of these vessels.

The company is also committed to the construction of six 230-foot, eight 240-foot, two 250-foot and eight 280-foot platform supply vessels for a total aggregate investment of approximately $535.3 million. The company’s shipyard, Quality Shipyards, LLC, is constructing the two 250-foot vessels. One international shipyard is constructing the six 230-foot vessels while two different international shipyards are constructing the eight 240-foot vessels. The six 230-foot vessels are scheduled for delivery beginning in December 2008 with final delivery of the sixth vessel in January 2010. Expected delivery for the eight 240-foot vessels, which are considered deepwater class vessels, will begin in January 2009 with delivery of the eighth 240-foot vessel in September 2009. The eight 280-foot vessels, which are considered deepwater class vessels, are being constructed at an international shipyard, and are expected to be delivered to the market beginning in November 2010 with final delivery of the eighth 280-foot vessel in July 2012. As of March 31, 2008, $59.2 million has been expended on these 24 vessels.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats and two water jet crewboats for an aggregate cost of approximately $21.1 million. Two separate international shipyards are constructing these vessels. The two water jet crewboats are expected to be delivered in January and February of 2009. The two fast, crew/supply vessels are expected to be delivered in June and September of 2009. As of March 31, 2008, the company had expended $6.2 million for the construction of these four vessels.

The company is also committed to the construction of three offshore tug vessels for an aggregated cost of approximately $42.0 million. The offshore tugs are being constructed at two separate international shipyards and are expected to be delivered to the company in May 2008, July 2009 and August 2009. As of March 31, 2008, $12.0 million has been expended on these three vessels.

Vessel Commitments Summary at March 31, 2008

The table below summarizes the various vessel commitments by vessel class and type as of March 31, 2008:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 3/31/08	Number of Vessels	Total Cost Commitment	Expended Through 3/31/08
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	6	$172,470	$78,459
Platform supply vessels	2	$65,019	$6,646	16	$395,835	$32,263
Replacement fleet:
Anchor handling towing supply	—	—	—	12	$188,464	$72,283
Platform supply vessels	—	—	—	6	$74,420	$20,295
Crewboats and offshore tugs:
Crewboats – 175-foot	—	—	—	2	$17,693	$5,398
Crewboats – water jet	—	—	—	2	$3,408	$848
Offshore tugs	—	—	—	3	$41,969	$11,984

Totals	2	$65,019	$6,646	47	$894,259	$221,530

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	6/08	9/08	12/08	03/09	6/09	Thereafter
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	1	5
Platform supply vessels	—	—	—	3	2	13
Replacement Fleet:
Anchor handling towing supply	3	6	1	1	1	—
Platform supply vessels	—	—	1	1	1	3
Crewboats and offshore tugs:
Crewboats – 175-foot	—	—	—	—	1	1
Crewboats – Water jet	—	—		2	—	—
Offshore tugs	1	—	—	—	—	2

Totals	4	6	2	7	6	24

While the company has an aggressive program of new-build commitments to replace its aging fleet of vessels over time, the company’s strong balance sheet and available liquidity allows it to be opportunistic in the enhancement of that program, of which the company anticipates taking advantage over the next several years. The majority of the company’s core group of older vessels, its supply and towing-supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 26.6 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s aging vessels in the core international fleet with fewer, larger and more efficient vessels. The company stays in regular contact with its historical sources of capital and liquidity and monitors most other capital markets on an on-going basis. In spite of the current turmoil in capital markets caused by the evolving sub-prime crisis the company believes that adequate capital and liquidity will be available to fund the continuation of its fleet replacement program, although the terms and pricing of such capital or borrowings may be on terms that are not as advantageous as the company has enjoyed historically.

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

Fiscal 2008 Vessel Deliveries and Acquisitions

During fiscal 2008, five anchor handling towing supply vessels were delivered to the company that vary in size from 6,500 to 10,000 BHP. The vessels were delivered by two different international shipyards for a total approximate cost of $86.6 million.

The company entered into two capitalized lease obligations during fiscal 2008 for a total $33.9 million and accordingly increased its anchor handling towing supply vessel count by two vessels. Both vessels have a BHP of 7,080 and were built by international shipyards.

During fiscal 2008, the company delivered to the market two 220-foot and three 250-foot platform supply vessels for approximately $82.7 million. The company’s shipyard, Quality Shipyards, LLC, constructed the two 220-foot vessels, which are capable of working in domestic and international markets, and a different U.S. shipyard constructed the three 250-foot vessels, which are capable of working in most deepwater markets of the world.

The company also delivered to the market two 175-foot, state-of-the-art, fast, crew/supply boat from a U.S. shipyard, two water jet crewboats from a shipyard in Holland and three offshore tugs which were built by three separate international shipyards. The approximate total cost for all seven of these vessels was $34.3 million.

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

The company also delivered to the market one 220-foot, platform supply vessel for approximately $12.4 million. The company’s shipyard, Quality Shipyards, LLC, constructed the vessel which is capable of working in domestic and international markets.

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

The company also delivered to the market during fiscal 2006 one 220-foot, platform supply vessel for approximately $12.0 million. The company’s shipyard, Quality Shipyards, LLC, constructed the vessel which is capable of working in domestic and international markets and was built to replace older supply vessels.

During fiscal 2006, the company delivered to the market one 175-foot, state-of-the-art, fast, crew/supply boat from a U.S. shipyard and six water jet crewboats from a shipyard in Holland for an approximate total cost of $13.4 million.

General Market Conditions and Consolidated Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally when revenue changes. Operating costs primarily consist of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. Drydocking costs are only incurred if economically justified, taking into consideration the vessel’s age, physical condition and future marketability. If the required drydocking is not performed, the vessel is either stacked or sold as it cannot work without the proper certifications. A certain number of drydockings are required over a given period to meet regulatory requirements. When the company takes a productive vessel out of service for drydocking, the company incurs not only the drydocking cost but also the loss of revenue from that vessel during the drydock period. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenue stream and on vessel utilization rates. In the current environment of record dayrates in the international markets the company operates in, vessel downtime for drydockings has taken on an increasing importance to the company and its financial performance. Strong demand for the company’s mature vessels has resulted in continued drydockings of these older vessels which extend the lives of the vessels. In addition, the company’s newer vessels, built over the last eight years, are now experiencing their first and second required regulatory drydockings. These facts have resulted in increased levels of expenditures for drydockings and significant impact on operating revenues. Although the company attempts to manage the scheduling of the drydockings to minimize the associated costs and loss of revenue, recent inflation in shipyard pricing and the heavy workloads at the shipyards are resulting in increased costs and increased loss of revenue. The company does not see the shipyard situation changing much in the foreseeable future and expects that the timing of drydockings in the future will result in continued quarterly volatility in repair and maintenance cost and loss in revenue. Fuel and lube costs can fluctuate in any given period depending on the number of mobilizations that occur in any given period.

The company also incurs vessel operating costs which are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other type costs. Brokers’ commission costs are primarily incurred in the company’s international operations where brokers assist in obtaining work for the company’s vessels. Brokers are paid a percentage of day rates and, accordingly, as revenues increase so do commissions paid to brokers. Other type costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary importation fees.

The following table compares revenues and operating expenses (excluding general and administrative expenses, depreciation expense and gains on sales of assets) for the company’s vessel fleet and the related percentage of total revenue for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities.

(In thousands)	2008	%	2007	%	2006	%
Revenues (A):
Vessel revenues:
United States	$159,795	13%	229,247	20%	180,374	21%
International	1,055,339	83%	868,335	77%	666,608	76%

	1,215,134	96%	1,097,582	98%	846,982	97%
Other marine revenues	55,037	4%	27,678	2%	30,635	3%

Total revenues	$1,270,171	100%	1,125,260	100%	877,617	100%

Operating costs:
Vessel operating costs:
Crew costs	$314,330	25%	273,996	24%	243,584	28%
Repair and maintenance	106,357	8%	98,212	9%	76,058	9%
Insurance and loss reserves	23,667	2%	12,377	1%	15,820	2%
Fuel, lube and supplies	50,933	4%	44,600	4%	39,617	5%
Vessel operating leases	4,699	<1%	1,486	<1%	23	<1%
Other	84,760	7%	67,140	6%	56,379	6%

	584,746	46%	497,811	44%	431,481	49%
Costs of other marine revenues	47,423	4%	24,119	2%	23,836	3%

Total operating costs	$632,169	50%	521,930	46%	455,317	52%

(A)

For fiscal 2008, 2007 and 2006, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 16.3%, 14.8% and 14.7%, respectively, of revenues while Petroleo Brasileiro SA accounted for 10.5% and 10.2% of revenue during fiscal 2008 and 2007, respectively.

The following table subdivides vessel operating costs presented above by the company’s United States and International segments and its related percentage of total revenue for the fiscal years ended March 31.

(In thousands)	2008	%	2007	%	2006	%
United States operating costs:
Vessel operating costs:
Crew costs	$63,058	5%	65,225	6%	57,939	7%
Repair and maintenance	15,268	1%	18,005	1%	14,730	2%
Insurance and loss reserves	8,180	1%	7,455	1%	6,333	1%
Fuel, lube and supplies	2,943	<1%	4,257	<1%	4,643	1%
Vessel operating leases	2,086	<1%	564	<1%	23	<1%
Other	7,501	1%	7,041	1%	4,574	1%

	99,036	8%	102,547	9%	88,242	10%
International operating costs:
Vessel operating costs:
Crew costs	$251,272	20%	208,771	19%	185,645	21%
Repair and maintenance	91,089	7%	80,207	7%	61,328	7%
Insurance and loss reserves	15,487	1%	4,922	<1%	9,487	1%
Fuel, lube and supplies	47,990	4%	40,343	4%	34,974	4%
Vessel operating leases	2,613	<1%	922	<1%	—	<1%
Other	77,259	6%	60,099	5%	51,805	6%

	485,710	38%	395,264	35%	343,239	39%

Total operating costs	$584,746	46%	497,811	44%	431,481	49%

Marine operating profit and other components of earnings before income taxes and its related percentage of total revenues for the years ended March 31 consists of the following:

(In thousands)	2008	%	2007	%	2006	%
Vessel activity:
United States	$31,034	2%	91,465	8%	61,227	7%
International	394,855	31%	320,971	29%	186,044	21%

	425,889	34%	412,436	37%	247,271	28%
Impairment of long-lived assets	—	—	—	—	(3,050)	<1%
Gain on sales of assets	11,449	1%	42,787	4%	86,337	10%
Other marine services	7,102	1%	3,013	<1%	6,511	1%

Operating profit	444,440	35%	458,236	41%	337,069	38%

Other income	29,006	2%	27,468	2%	16,797	2%
Corporate expenses	(40,885)	3%	(25,212)	2%	(21,280)	2%
Interest and other debt costs	(6,992)	1%	(9,657)	1%	(9,074)	1%

Earnings before income taxes	$425,569	34%	450,835	40%	323,512	37%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $5.7 million of billings as of March 31, 2008, $5.3 million of billings as of March 31, 2007 and $6.1 million of billings as of March 31, 2006 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been resolved.

Comparison of Fiscal 2008 to Fiscal 2007

Fiscal 2008 Market Conditions

The company’s consolidated net earnings during fiscal 2008 dipped a modest 2%, or $7.9 million, as compared to fiscal 2007; however, included in fiscal 2007 consolidated earnings is an after-tax gain of $20.8 million, related to the sale of 14 of its offshore tugs. Excluding the after-tax gain on the sale of the offshore tugs, consolidated net earnings increased approximately 4% during the comparative periods primarily due to generating higher revenues on the company’s international-based vessels which were slightly offset by higher vessel operating costs and general and administrative expenses.

The company’s United States (U.S.) revenues decreased approximately 30%, or $69.5 million, during fiscal 2008 as compared to fiscal 2007 while the company’s international revenues increased $187.0 million, or approximately 22%, during the same comparative period. A significant portion of the company's operations are conducted internationally. Revenues generated during fiscal 2008 from international operations as a percentage of the company's total revenues were 84%. Net earnings during fiscal 2008 also benefited from a reduction in the company’s effective tax rate to 18.05% from 20.9% in fiscal 2007.

The company’s U.S. results of operations during fiscal 2008 decreased as compared to fiscal 2007 primarily due to lower utilization and average day rates on the U.S.-based vessels, the transfer of vessels to international areas of operations, and the sale of the company’s U.S.-based offshore tugs during fiscal 2007. Consistent with public reports, demand for vessels in the shallow water Gulf of Mexico offshore vessel market has diminished as repair work has been completed on the offshore energy infrastructure that was damaged by Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in August and September 2005, respectively, and numerous drilling rigs have relocated to international areas. The number of available drilling rigs in the U.S. market should continue to be the primary driver of the company’s future profitability in the U.S. market and, at present, the offshore rig count in the Gulf of Mexico remains at very low levels as compared to past industry up cycles. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue for the foreseeable future. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. In addition, consolidation could result in the absorption of an oil and gas company with whom the company has a strong commercial relationship with into another company with which the company does not.

Worldwide rig construction continues as rig owners attempt to capitalize on the high worldwide demand for drilling. Published reports suggest that over the next three to four years, the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 162 rigs which will supplement the current approximate 715 movable rigs worldwide. In addition, approximately 87 new floating production units are currently under construction, which are expected to be delivered over the next three to four years.

Approximately 715 new-build vessels are expected to be delivered to the worldwide offshore vessel market within the next four years as reported by ODS-Petrodata. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates. However, the worldwide offshore marine vessel industry has a large number of aging vessels that are nearing or exceeding their original estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels may negate, at least in part, the potential effects the offshore marine vessel industry may encounter when the new-build vessels are delivered to the market. Additional vessel demand should be created with the addition of new build drilling rigs and floating production units over the next few years which should help minimize the effects of 715 new-build vessels being added to the offshore support vessel fleet.

At March 31, 2008, the company had in its fleet 126 vessels that were acquired or constructed in the last eight years as part of its new build and acquisition program (new vessels) and 300 remaining vessels, which are considered to be mature in age, with an average age of 25.1 years. During fiscal 2008, the company's new vessels accounted for 54.7% of total vessel profitability (vessel revenues less vessel operating expenses less vessel depreciation) while the more mature vessels accounted for the remaining 45.3%. As suggested above, these more mature vessels could potentially retire from the market over the next several years, but the earnings capacity of these mature vessels is expected to be replaced, and potentially surpassed, by newer vessels expected to be added to the company fleet over a similar period of time.

Commodity prices for crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decision to retain their drilling rigs in the U.S. Gulf of Mexico market or mobilize the rigs to more profitable international markets. For most of calendar year 2007, natural gas prices were relatively weak as a result of higher than normal inventory levels for the resource. Prices have strengthened since mid-November 2007 as inventory levels for the resource decreased due to some production shut-ins, lower liquid natural gas imports and colder than normal late winter weather. Winter-ending storage levels are expected to be approximately 19% below last year’s level which bodes well for natural gas pricing during calendar year 2008 assuming storage levels do not approach full capacity during the summer injection season as has been the case during calendar years 2006 and 2007. The company’s U.S. results of operations are primarily driven by natural gas exploration and production and, given the relative volatility and uncertainty in natural gas pricing, it is unknown how U.S.-based vessel demand will be affected.

The Central Gulf of Mexico Lease Sale held in March 2008 indicated strong interest in the Gulf’s deepwater and ultra deepwater tracts. Interest in shallow and mid-water tracts was mixed as total funds exposed were lower at the March 2008 sale compared to the October 2007 sale; however, the average high bids for these water depths increased as compared to the October 2007 sale. A significant number of rigs departed the Gulf of Mexico over the years and it may be difficult to bring rigs back to the Gulf given the strength in the international market.

While all of these factors create uncertainty as to the immediate future activity level of the U.S. vessel market, the company’s assets are highly mobile and should the U.S. market weaken further, the company has the ability to redeploy its vessels to international markets where the vessels may benefit from strong average day rates and earnings taxed at statutory income tax rates that are typically lower than in the United States. In reaction to rigs departing the Gulf of Mexico during the latter part of calendar year 2006, the company relocated nine vessels during fiscal 2008 to international locations where the vessels were contracted for more attractive term work at generally higher day rates than what the vessels were achieving in the Gulf of Mexico. The company also relocated two vessels back to the Gulf of Mexico during fiscal 2008. The company will continue to assess the demand for vessels in the Gulf of Mexico and consider relocating additional vessels to stronger international areas as necessary. The company transferred 16 vessels to international locations during fiscal 2007.

One investment banking firm reported in their 2008 E&P expenditures survey that global capital expenditures budgets for E&P are forecast to increase between 9% and 11% during calendar year 2008 over calendar year 2007 levels. The surveys forecast that international capital spending budgets will increase between 12% to 16% due to strong crude oil prices while a modest 3% to 6% increase is expected in North American capital spending budgets due to uncertainty in natural gas prices.

The strength in the company’s fiscal 2008 international-based results of operations can be attributed to higher average day rates and an increase in the number of vessels operating internationally. Average day rates for the total international-based fleet increased approximately 20% during fiscal 2008 as compared to fiscal 2007. The company’s international results of operations have been primarily dependent on the supply and demand relationship of crude oil. Crude oil prices soared during calendar year 2007 and surpassed the $100 per barrel mark during the company’s fourth quarter of fiscal 2008. Analysts expect future crude oil prices to remain at strong price levels for the rest of calendar year 2008 and well beyond due to strong global consumer demand for crude oil which is driven by emerging economies, dwindling excess OPEC production capacity, continuing concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC, and production declines in mature oil fields. Management anticipates international vessel demand will remain strong as long as crude oil prices remain at levels that would support E&P companies continuing to expend their anticipated E&P spending budgets.

United States-based Operations

During fiscal 2008, U.S.-based vessel revenues decreased approximately 30%, or $69.5 million, compared to the revenues generated in fiscal 2007, primarily due to a reduction in utilization and average day rates on all classes of vessel operating in the U.S.-based market, the transfer of vessels to international markets, and the sale of the company’s U.S.-based offshore tugs during fiscal 2007. Removing the revenue effect of the company’s U.S.-based offshore tugs in the comparative data indicates that U.S.-based revenues decreased approximately 26%, or $56.9 million, during fiscal 2008 as compared to fiscal 2007.

The company’s active towing-supply/supply vessels, the largest vessel class in the U.S. market, were responsible for approximately 74% of the loss in revenues during fiscal 2008 as compared to fiscal 2007. The company’s deepwater class of vessels also incurred a loss in revenue during the comparative periods of approximately 3%. Removing the revenue effect of the U.S.-based offshore tugs in the comparative data indicates that the company’s towing-supply/supply class of vessels was responsible for approximately 91% of the loss in revenue during fiscal 2008 compared to fiscal 2007. The reduction of vessels in the towing-supply/supply class from 39 during fiscal 2007 to 33 during fiscal 2008, resulting primarily from six transfers to international markets, accounted for a significant portion of the reduction in revenue from this class of vessel.

Average day rates on the company’s U.S.-based deepwater class of vessels decreased approximately 6% during fiscal 2008 as compared to fiscal 2007. Utilization rates on the deepwater class of vessels decreased approximately 5% during the same comparative periods primarily as a result of an increase in the number of days off-hire from drydockings during fiscal 2008. Utilization and average day rates on the U.S-based towing-supply/supply vessels decreased approximately 14% and 8%, respectively, during fiscal 2008 compared to fiscal 2007. Utilization rates on the company’s domestic-based crew/utility class of vessels decreased approximately 8% during fiscal 2008 compared to fiscal 2007 while average day rates for the crew/utility class of vessels decreased approximately 3% during the same comparative period.

U.S.-based operating profit during fiscal 2008 decreased approximately $60.4 million, or 66%, compared to fiscal 2007 due primarily to lower revenues. The reduction in operating profit was slightly mitigated by lower depreciation expense due to the transfer of vessels to international operating areas.

International-based Operations

International-based vessel revenues increased approximately 22%, or $187.0 million, during fiscal 2008 as compared to fiscal 2007 primarily due to an increase in average day rates on all vessel classes operating in international markets and to an increase in the number of vessels operating internationally. The company’s international deepwater class, towing-supply/supply class and crew/utility class of vessels generated approximately 22%, 72% and 7%, respectively, of the revenue growth during fiscal 2008 as compared to fiscal 2007.

Average day rates for the company’s international deepwater class of vessels increased approximately 20% during fiscal 2008 as compared to fiscal 2007. Utilization rates on the same class of vessel decreased a modest 4% during the comparative period primarily as a result of the increase in the number of days off-hire from vessel drydockings during fiscal 2008.

Average day rates for the company’s international towing-supply/supply class of vessels increased approximately 20% during fiscal 2008 as compared to fiscal 2007 while utilization rates on the international towing-supply/supply class of vessels during fiscal 2008 dipped a slight 1% as compared to fiscal 2007. Average day rates on the company’s international-based crew/utility class of vessels increased approximately 17% during fiscal 2008 as compared to fiscal 2007 while utilization rates for the crew/utility class of vessels during fiscal 2008 were the same as the rates achieved during fiscal 2007. Average day rates on the international offshore tugs increased approximately 13% during fiscal 2008 as compared to fiscal 2007, while utilization rates for the same class of vessel decreased approximately 13% during the same comparative period.

While international-based vessel revenues improved during fiscal 2008, revenue growth was slowed by an increased number of maintenance days during fiscal 2008, resulting from a higher level of drydockings performed. While repair and maintenance expense increased only 7%, capitalized repair and maintenance costs for fully depreciated vessels that extended their useful lives increased from $37.4 million during fiscal 2007 to $49.8 million during fiscal 2008, or an increase of approximately 33%. The increased number of maintenance days negatively impacted the utilization statistics of the company’s vessels during fiscal 2008.

International-based vessel operating profit increased approximately 23% or $73.9 million, during fiscal 2008 as compared to fiscal 2007 primarily due to higher revenues. Higher international-based revenues earned during fiscal 2008 were partially offset by increases in vessel operating costs (primarily crew costs due to basic inflationary increases in labor costs around the world, repair and maintenance costs, insurance and loss reserves, fuel, lube and supplies and other vessel costs) and higher depreciation expense resulting from an increase in the number of vessels operating internationally, including newly-constructed vessels added to the international-based fleet over the past year.

Other Items

The company performed a thorough review of all the vessels in its fleet for asset impairment during the third quarter of fiscal 2008. The review resulted in no impairment charge. The company’s thorough review of all the vessels in its fleet for asset impairment during fiscal 2007 also resulted in no impairment charge.

During fiscal 2008, gain on sales of assets decreased approximately 73%, or $31.3 million, as compared to fiscal 2007, primarily due to the large gain recorded from the sale of 14 offshore tugs during fiscal 2007. The transaction resulted in an approximate $34.0 million pre-tax financial gain, or approximately $20.8 million after-tax, or $0.37 per diluted common share after tax. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

Insurance costs increased approximately 91%, or $11.3 million, during fiscal 2008 as compared to fiscal 2007 due to lower premiums and loss reserves recorded in fiscal 2007, which resulted from a better safety record during fiscal 2007 as compared to the company’s safety performance in fiscal 2008.

Comparison of Fiscal 2007 to Fiscal 2006

Fiscal 2007 Market Conditions

Strong industry fundamentals improved the company’s operating performance above fiscal 2006 levels as fiscal 2007 revenues exceeded the one billion dollar mark for only the second time in the 51-year history of the company. The company recorded $1.1 billion in revenues during fiscal 2007, an increase of approximately $247.6 million, or 28%, over the revenue amounts reported during fiscal 2006. Net earnings rose approximately 51%, or $120.9 million, during fiscal 2007 as compared to fiscal 2006. A significant portion of the company’s operations are conducted internationally. During fiscal 2007, revenues generated from international operations, as a percentage of the company's total revenues, were 78%. The company’s revenues generated by vessels working internationally increased approximately 30%, or $201.7 million, during fiscal 2007 as compared to fiscal 2006 while revenues generated by vessels working in the United States increased $48.9 million, or approximately 27%, during the same comparative period.

Higher average day rates and utilization on all vessel classes operating internationally were the cause of the strength of the company’s international-based results of operations during fiscal 2007. Average day rates for the total international-based fleet increased approximately 17% during fiscal 2007 as compared to fiscal 2006 while utilization for the entire international-based fleet increased approximately 10% during the same comparative period. The company’s international results of operations are primarily dependent on the supply and demand relationship for crude oil. Crude oil prices were quite volatile during fiscal 2007 but remained in a price range that was attractive to the E&P companies. At the end of March 2007, crude oil prices were in the low $60’s due to the Organization of Petroleum Exporting Countries (OPEC) commitment to maintain at that time a $60 price floor by deciding in November 2006 to cut oil production by one million barrels per day. Analysts forecast that global demand for crude oil would likely remain strong in calendar year 2007 and crude oil prices were expected to remain at attractive levels due to high worldwide consumer demand for oil, relatively low excess OPEC production capacity, OPEC’s intention to defend a specific floor price for crude oil and continued concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC.

Higher utilization and average day rates were also the basis of the company’s improved U.S. results of operations during fiscal 2007 as compared to fiscal 2006. Average day rates increased on all vessel classes operating in the U.S. market. Total average day rates, on the entire U.S.-based fleet, increased approximately 48% during fiscal 2007 as compared to fiscal 2006. Utilization for the total U.S.-based fleet increased approximately 9% during the same comparative period. Fiscal 2007’s strong financial performance was a result of several significant improvements that occurred in the offshore support vessel market prior to fiscal 2007. During the first half of calendar year 2005, the market for offshore support vessels improved as a result of the tightening of the supply of offshore support vessels due to high demand associated with the continuation of repair work to the offshore energy infrastructure that was damaged by Hurricane Ivan in calendar year 2004. Hurricanes Katrina and Rita, which caused extensive damage to the energy industry infrastructure in the oil producing areas of the U.S. Gulf Coast in late August and September 2005, respectively, further tightened the offshore vessel market as E&P companies competed to find available vessels for the necessary repair work resulting from the damage caused by the two storms. Demand for the company’s vessels, in the Gulf of Mexico, prior to the two storms had already strengthened and business after the storms propelled charter rates past levels achieved in the 1997 and 2001 industry upturns. However, consistent with public reports, the company did experience some softening in the shallow water offshore vessel market as the needed infrastructure repair work slowed and as numerous drilling rigs began relocating to international areas.

The company’s U.S. results of operations are primarily driven by natural gas exploration and production, and natural gas prices were relatively weak during calendar year 2006 as inventory levels exceeded five-year averages due to mild weather. By mid-calendar year 2006, natural gas inventories exceeded the five-year average by 32% as reported by the Department of Energy and were well on their way to maximum storage capacity by the end of the summer which helped drive natural gas prices below $5.00 per Mcf. Natural gas prices strengthened soon after calendar year 2007 began as demand for natural gas increased due to late winter cold temperatures in the Northern Hemisphere which reduced inventories to normalized levels.

In reaction to the rigs departing the Gulf of Mexico during the latter part of calendar year 2006, and the relative volatility and uncertainty in natural gas pricing, the company relocated 16 vessels to international areas during fiscal 2007 where the vessels were contracted for more attractive term work at effectively more profitable dayrates than what the vessels were achieving in the Gulf of Mexico. The company continuously assessed the demand for the vessels operating in the Gulf and considers relocating additional vessels to stronger international areas as necessary.

United States-based Operations

U.S.-based vessel revenues increased 27%, or $48.9 million, during fiscal 2007 as compared to fiscal 2006 due to higher average day rates and utilization. The company’s deepwater class of vessels contributed approximately 47% of revenue growth during fiscal 2007 as compared to fiscal 2006. Towing-supply/supply vessels, the company’s most significant income producing vessel class in the U.S. market, generated approximately 67% of the revenue growth during the same comparative periods.

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

Average day rates on the U.S.-based towing-supply/supply vessels increased approximately 40% during fiscal 2007 as compared to fiscal 2006, while utilization rates on this same class of vessel decreased a modest 1% during fiscal 2007 as compared to fiscal 2006. Average day rates on the company’s U.S.-based deepwater class of vessels increased approximately 36% during fiscal 2007 as compared to fiscal 2006. During fiscal 2007, utilization rates on the deepwater class of vessels decreased a modest 1% as compared to fiscal 2006. During fiscal 2007, average day rates for the crew/utility class of vessels increased approximately 35% as compared to fiscal 2006 while utilization rates on the same class of vessel increased 5% during fiscal 2007 as compared to fiscal 2006.

U.S.-based operating profit increased approximately 49%, or $30.2 million, during fiscal 2007 as compared to fiscal 2006 primarily due to higher revenues which were partially offset by a 16% increase in vessel operating costs (primarily crew cost and repair and maintenance costs) and a 14% increase in depreciation expense. Increases in crew costs were primarily due to wage pressures while increases in repair and maintenance costs resulted from higher shipyard pricing combined with necessary repairs work needed on an aging fleet.

International-based Operations

International-based vessel revenues increased approximately 30%, or $201.7 million, for fiscal 2007 as compared to fiscal 2006 due to an increase in utilization and average day rates on all classes of vessels operating in the international market. The company’s international deepwater class, towing-supply/supply class and crew/utility classes of vessels generated approximately 24%, 57% and 13% of the revenue growth during fiscal 2007 as compared to fiscal 2006 while the company’s offshore tugs contributed 5% of the revenue growth during the same comparative period.

Average day rates on the company’s international-based deepwater class of vessels increased approximately 25% during fiscal 2007 as compared to fiscal 2006 while utilization rates on the deepwater class of vessels increased 8% during the same comparative period. Average day rates on the international-based towing-supply/supply vessels increased approximately 19% during fiscal 2007 as compared to fiscal 2006, while utilization rates on this same class of vessels increased 6% during fiscal 2007 as compared to fiscal 2006. During fiscal 2007, average day rates for the crew/utility class of vessels increased approximately 18% as compared to fiscal 2006 while utilization rates on the same class of vessels increased 13% during fiscal 2007 as compared to fiscal 2006. Average day rates and utilization on the company’s international-based offshore tugs increased approximately 9% and 18%, respectively during fiscal 2007 as compared to fiscal 2006.

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

During fiscal 2007, the company sold to Crosby Marine Transportation, LLC 14 of its offshore tugs, of which 12 operated in the United States and two operated internationally. The sale price of the 14 offshore tugs was $43.7 million and resulted in an approximate $34.0 million pre-tax financial gain during fiscal 2007, or approximately $20.8 million after-tax.

Gain on sales of assets during fiscal 2007 was approximately 50% lower than during fiscal 2006 primarily due to the July 2005 sale of six KMAR 404 class of anchor handling towing supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million which resulted in a $65.9 million pre-tax financial gain.

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

UTILIZATION:
Fiscal Year 2008	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	91.3%	95.1	90.5	97.5	93.7
Towing-supply/supply	61.0	56.6	46.1	46.2	52.7
Crew/utility	88.3	88.5	80.9	73.0	82.4
Total	70.3%	69.1	60.9	60.1	65.1
International-based fleet:
Deepwater vessels	96.3%	91.8	91.4	83.5	90.7
Towing-supply/supply	77.4	76.9	79.2	76.7	77.6
Crew/utility	86.2	89.0	84.8	85.1	86.3
Offshore tugs	63.4	59.8	54.7	56.7	58.7
Other	54.7	48.3	54.8	58.7	54.1
Total	79.0%	78.3	78.5	76.7	78.1
Worldwide fleet:
Deepwater vessels	95.5%	92.5	91.2	86.4	91.3
Towing-supply/supply	75.0	74.1	74.8	72.7	74.2
Crew/utility	86.5	88.9	84.2	83.1	85.7
Offshore tugs	63.4	59.8	54.7	56.7	58.7
Other	54.7	48.3	54.8	58.7	54.1
Total	77.8%	77.0	76.2	74.5	76.4

Fiscal Year 2007	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	93.8%	99.4	100.0	100.0	98.3
Towing-supply/supply	64.2	64.0	59.6	55.9	61.2
Crew/utility	96.4	87.4	87.2	87.8	89.7
Offshore tugs	39.8	41.8	100.0	—	42.6
Total	68.0%	69.5	69.4	67.6	68.6
International-based fleet:
Deepwater vessels	89.3%	94.9	95.4	96.7	94.1
Towing-supply/supply	77.4	77.7	79.8	79.7	78.7
Crew/utility	83.8	86.2	89.3	85.7	86.3
Offshore tugs	72.1	65.1	63.3	70.7	67.7
Other	45.8	52.0	44.8	54.4	48.9
Total	78.4%	78.9	80.6	81.0	79.8
Worldwide fleet:
Deepwater vessels	90.2%	95.8	96.3	97.3	94.9
Towing-supply/supply	74.8	75.1	76.1	75.9	75.5
Crew/utility	85.8	86.4	89.0	86.0	86.8
Offshore tugs	63.9	61.7	64.0	70.6	64.8
Other	45.8	52.0	44.8	54.4	48.9
Total	76.4%	77.2	78.8	79.1	77.9

Fiscal Year 2006	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	100.0%	97.9	99.3	99.7	99.2
Towing-supply/supply	62.4	60.6	62.2	62.0	61.8
Crew/utility	80.6	86.6	88.0	86.6	85.5
Offshore tugs	26.2	26.4	32.7	30.8	28.9
Total	61.5%	61.9	65.0	64.5	63.2
International-based fleet:
Deepwater vessels	85.5%	82.7	89.4	89.9	86.8
Towing-supply/supply	71.5	72.1	75.8	76.8	74.1
Crew/utility	75.2	74.1	79.9	76.2	76.4
Offshore tugs	57.5	46.4	63.0	63.3	57.5
Other	34.6	35.7	44.3	28.8	35.9
Total	70.9%	69.6	75.5	75.2	72.8
Worldwide fleet:
Deepwater vessels	87.4%	85.2	91.1	91.7	88.8
Towing-supply/supply	69.7	69.9	73.2	74.0	71.7
Crew/utility	76.5	76.9	81.7	78.5	78.5
Offshore tugs	48.4	40.3	54.2	53.7	49.0
Other	34.6	35.7	44.3	28.8	35.9
Total	69.0%	68.0	73.3	72.9	70.8

AVERAGE DAY RATES:
Fiscal Year 2008	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$23,432	23,382	23,256	23,904	23,502
Towing-supply/supply	11,951	11,856	10,399	9,863	11,154
Crew/utility	5,992	6,270	6,093	6,201	6,141
Total	$12,001	12,254	11,759	12,027	12,016
International-based fleet:
Deepwater vessels	$23,175	22,423	24,980	25,474	23,973
Towing-supply/supply	9,478	10,080	10,455	11,117	10,291
Crew/utility	4,663	4,584	4,661	4,819	4,681
Offshore tugs	7,044	6,511	7,092	7,413	7,001
Other	5,653	4,419	5,672	5,140	5,241
Total	$9,557	9,768	10,369	10,766	10,114
Worldwide fleet:
Deepwater vessels	$23,218	22,615	24,612	25,110	23,878
Towing-supply/supply	9,774	10,267	10,451	11,013	10,375
Crew/utility	4,855	4,852	4,884	5,018	4,901
Offshore tugs	7,044	6,511	7,092	7,413	7,001
Other	5,653	4,419	5,672	5,140	5,241
Total	$9,852	10,064	10,515	10,900	10,329

Fiscal Year 2007	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$21,380	23,442	26,551	28,305	24,928
Towing-supply/supply	11,645	12,102	12,655	12,461	12,181
Crew/utility	6,457	6,456	6,264	6,104	6,329
Offshore tugs	15,920	17,793	6,511	—	15,726
Total	$11,987	12,606	13,130	13,297	12,694
International-based fleet:
Deepwater vessels	$18,216	19,593	20,206	21,893	20,012
Towing-supply/supply	8,076	8,311	8,682	9,142	8,563
Crew/utility	3,748	3,895	3,982	4,375	4,004
Offshore tugs	5,964	6,328	5,934	6,501	6,179
Other	3,615	3,526	4,134	4,132	3,821
Total	$7,833	8,222	8,453	9,061	8,400
Worldwide fleet:
Deepwater vessels	$18,856	20,369	21,487	23,111	20,990
Towing-supply/supply	8,671	8,944	9,249	9,531	9,100
Crew/utility	4,229	4,319	4,313	4,636	4,375
Offshore tugs	7,534	7,469	5,952	6,505	6,922
Other	3,615	3,526	4,134	4,132	3,821
Total	$8,540	8,935	9,107	9,577	9,039

Fiscal Year 2006	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$15,041	17,456	20,306	20,006	18,401
Towing-supply/supply	7,169	7,569	9,474	10,545	8,706
Crew/utility	3,843	4,238	5,080	5,455	4,673
Offshore tugs	9,191	11,110	10,146	9,707	10,060
Total	$7,104	7,814	9,318	10,049	8,606
International-based fleet:
Deepwater vessels	$13,850	15,592	17,014	17,823	16,012
Towing-supply/supply	6,728	7,121	7,318	7,682	7,224
Crew/utility	3,292	3,306	3,444	3,541	3,399
Offshore tugs	4,960	5,847	6,129	5,735	5,669
Other	2,939	3,536	3,064	4,597	3,442
Total	$6,648	7,046	7,284	7,635	7,162
Worldwide fleet:
Deepwater vessels	$14,029	15,933	17,640	18,272	16,448
Towing-supply/supply	6,803	7,194	7,667	8,140	7,467
Crew/utility	3,426	3,547	3,845	4,018	3,716
Offshore tugs	5,632	6,914	6,841	6,407	6,440
Other	2,939	3,536	3,064	4,597	3,442
Total	$6,730	7,191	7,655	8,078	7,428

The average age of the company’s 426 owned or chartered vessel fleet at March 31, 2008 is approximately 19.9 years. The average age of the 126 vessels that the company acquired or constructed in the last eight years as part of its new build and acquisition program, some of which were discussed in the “Vessel Construction Programs and Acquisition” section, is 4.9 years. The remaining 300 vessels have an average age of 25.1 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2008 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2008	2008	2007	2006
United States-based fleet:
Deepwater vessels	8	7	7	6
Towing-supply/supply	33	36	47	48
Crew/utility	13	13	13	20
Offshore tugs	—	—	5	17

Total	54	56	72	91

International-based fleet:
Deepwater vessels	31	30	29	30
Towing-supply/supply	229	222	209	205
Crew/utility	71	71	72	67
Offshore tugs	36	37	38	40
Other	5	5	6	8

Total	372	365	354	350

Owned or chartered vessels included in marine revenues	426	421	426	441
Vessels withdrawn from service	20	23	46	82
Joint-venture and other	14	14	18	27

Total	460	458	490	550

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities for the vessel in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 53, 48 and 67 stacked vessels at March 31, 2008, 2007 and 2006, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

During fiscal 2008, the company took delivery of seven anchor handling towing supply vessels, five platform supply vessel, four crewboats and three offshore tugs and sold to third party operators six anchor handling towing supply vessels, nine platform supply vessels, one crewboat, six utility vessels and four offshore tugs.

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

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consists of the following components:

(In thousands)	2008	%	2007	%	2006	%
Personnel	$69,567	5%	60,732	5%	52,165	6%
Office and property	16,910	1%	14,497	1%	12,636	1%
Sales and marketing	7,389	1%	6,963	1%	5,662	1%
Professional services	24,223	2%	9,560	1%	9,295	1%
Other	8,500	1%	6,976	1%	6,731	1%

	$126,589	10%	98,728	9%	86,490	10%

General and administrative expenses for fiscal 2008 were higher compared to fiscal 2007 due to the amortization of restricted stock granted in March 2007; higher professional services due primarily to legal fees related to the internal investigation into the company’s Nigerian and selected other countries’ operations (as discussed elsewhere in this report); the full vesting of restricted stock awarded by the Compensation committee of the company’s Board of Directors to a retiring senior executive; the settlement of a California labor law claim; and an improved business environment resulting in increased general and administrative costs.

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

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current liquidity requirements. At March 31, 2008, the entire amount of the company’s $300.0 million revolving line of credit (which includes a mechanism for increasing the amount of the facility to $400.0 million) was available for future financing needs. Continued payment of dividends, currently at $0.15 per common share per quarter, is subject to declaration by the Board of Directors.

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions, which program was expanded by an additional $50.0 million by the Board on January 31, 2008. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. From inception of the July 2007 authorized program through March 31, 2008, the company expended $196.4 million for the repurchase and cancellation of 3,586,200 common shares, at an average price paid per common share of $54.76. At March 31, 2008, approximately $53.6 million was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program, as expanded.

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

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of this repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79.

Borrowings on the company’s $300.0 million revolving line of credit bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio, as defined in the agreement. The agreement includes an annual fee on the unused portion of the facility, in the range of .10 to .25%, and a mechanism for increasing the amount of the facility up to $400.0 million.

On July 8, 2003, the company issued $300.0 million of senior unsecured notes. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes sold to private institutional investors is 4.35%.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. Fiscal 2008 net cash from operating activities was $489.5 million. Significant components of cash provided by operating activities during fiscal 2008 include net earnings of $348.8 million, adjusted for non-cash items of $114.0 million and changes in working capital balances of $26.7 million.

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

Investing Activities

Investing activities in fiscal 2008 used $272.0 million, which is attributed to the $354.0 million additions to properties and equipment partially offset by approximately $82.0 million of proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $49.8 million in capitalized major repair costs, $285.8 million for the construction of offshore marine vessels, $5.0 million for vessel enhancements, $11.1 million for the construction of an aircraft and $2.3 million of other properties and equipment purchases.

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

Investing activities for fiscal 2006 provided $53.2 million of cash, which is primarily attributed to the $225.6 million of proceeds from the sale of assets offset by approximately $172.4 million of additions to properties and equipment. Additions to properties and equipment were comprised of approximately $26.8 million in capitalized major repair costs, $138.2 million for the construction of offshore marine vessels,

$0.8 million for vessel enhancements, $3.7 million for the construction of an aircraft and $2.9 million of other properties and equipment purchases.

Financing Activities

Fiscal 2008 financing activities used $341.1 million of cash, which is primarily the result of $310.0 million used to repurchase the company’s common stock, $32.7 million used for the payment of common stock dividends of $0.60 per common share and $45.7 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $43.6 million of proceeds from the issuance of common stock resulting from stock option exercisements and $3.7 million tax benefit on stock options exercised.

Fiscal 2007 financing activities used $136.2 million of cash, which is primarily the result of $131.7 million used to repurchase the company’s common stock, $33.9 million used for the payment of common stock dividends of $0.60 per common share, $5.0 million used to repay debt and $0.9 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $5.0 million provided by debt borrowings, $23.2 million of proceeds from the issuance of common stock resulting from stock option exercisements and $7.1 million tax benefit on stock options exercised.

Fiscal 2006 financing activities used $115.7 million of cash, which is primarily the result of $110.0 million used to repay debt, $20.8 million used to repurchase the company’s common stock, $34.6 million used for the payment of common stock dividends of $0.60 per common share and $14.2 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $30.0 million of debt borrowings and $29.6 million of proceeds from the issuance of common stock resulting from stock option exercisements and $4.1 million tax benefit on stock options exercised.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for fiscal 2008, 2007, and 2006 were approximately $7.0 million, $9.7 million, and $9.1 million, respectively. Interest costs capitalized during fiscal 2008, 2007, and 2006 was approximately $10.5 million, $4.8 million, and $6.3 million, respectively.

Total interest and debt cost expense incurred in fiscal 2008 was lower than in fiscal 2007 because the relative-portion of interest cost capitalized during fiscal 2008 was higher than in fiscal 2007 due to an increase in the level of investments in the company’s new construction program. Total interest and debt cost expense incurred in fiscal 2007 was higher than in fiscal 2006 because the relative-portion of interest cost capitalized during fiscal 2007 was less than in fiscal 2006 due to a smaller level of investment in the company’s new construction program.

Other Liquidity Matters

While the company has an aggressive program of new-build commitments to replace its aging fleet of vessels over time, the company’s strong balance sheet and available liquidity allow it to be opportunistic in the enhancement of that program, of which the company anticipates taking advantage over the next several years. The majority of the company’s core group of older vessels, its supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 26.6 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s aging vessels in the core international fleet with fewer, larger and more efficient vessels. The company stays in regular contact with its historical sources of capital and liquidity and monitors most other capital markets on an on-going basis. In spite of the current turmoil in capital markets caused by the evolving sub-prime crisis the company believes that adequate capital and liquidity will be available to fund the continuation of its fleet replacement program, although the terms and pricing of such capital or borrowings may be on terms that are not as advantageous as the company has enjoyed historically.

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries. The amount of the company's share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. The company expensed $3.5 million and $3.8 million during fiscal years 2007 and 2006 related to the MNOPF. There was no expense recorded in fiscal 2008 related to this matter. At March 31, 2008, $5.1 million remains payable.

In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue, which is inclusive of interest and attorney fees. Plaintiffs to the class action suit had until January 2008 to submit a notice of claim. The majority of plaintiffs responded to the settlement and the matter closed in March 2008 when full and final settlements were paid. No additional accruals were needed for this matter.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company's financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note 10 to Notes to Consolidated Financial Statements included in Item 8 of this report.

Internal Investigation

For a full discussion on the company’s internal investigation on its Nigerian and selected other countries operations, refer to Item 1 of this report.

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2008 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)		Payments Due by Period
Contractual Obligation	Total	Less than One Year	2-3 Years	4-5 Years	More Than 5 Years
Long-Term Debt	$364,018	13,057	50,462	119,662	180,837

Operating Leases	$14,176	5,174	6,330	2,429	243

Bareboat Charter Leases	$49,073	6,924	13,848	13,848	14,453

Purchase Obligations	$140	130	10	—	—

Vessel Construction Obligations	$731,104	358,189	299,580	73,335	—

Uncertain Tax Positions (A)	$40,782	29,161	2,089	9,532	—

Capitalized Lease Obligations	$10,283	10,283	—	—	—

Total	$1,209,576	422,918	372,319	218,806	195,533

(A)	These amounts represent the liability for unrecognized tax benefits under FIN 48. Approximately $28.1 million of the liability is in litigation and is expected to be settled within the next 12 months.

Off-Balance Sheet Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $76.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market.

In late March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. During fiscal 2008, the company sold the remaining three vessels under this agreement for $17.0 million, $17.5 million and $18.0 million, respectively, and simultaneously entered into a bareboat charter arrangements.

The company is accounting for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments. During fiscal 2008, 2007 and 2006, the company expensed approximately $4.7 million, $1.5 million and $23,250, respectively, on these bareboat charter arrangements.

The charter hire operating lease terms on the first two vessels sold to BOAL&C expire in calendar year 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2017. The charter hire operating lease terms on the third and fourth vessels sold to BOAL&C expire in 2015 and the company has the option to extend the charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The charter hire operating lease terms on the fifth vessel sold to BOAL&C expires in 2016 and the company has the option to extend the charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019.

Application of Critical Accounting Policies and Estimates

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

The company performed its annual impairment test as of December 31, 2007, and the test determined there was no goodwill impairment. At March 31, 2008, the company’s goodwill balance represented 11.9% of total assets and 17.0% of stockholders’ equity. Interim testing will be performed if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include significant adverse industry or economic changes, significant business interruption due to political unrest or terrorism, unanticipated competition that has the potential to dramatically reduce the company’s earning potential, legal issues, or the loss of key personnel.

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

In addition to the periodic review of long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months. This review considers items such as the vessel’s age, length of time stacked and likelihood of a return to active service, among others. The company records an impairment charge when the carrying value of a vessel withdrawn from service or stacked vessel that is unlikely to return to service exceeds its estimated fair value. No impairment was recorded in fiscal 2008 or 2007. During fiscal 2006, a $3.1 million impairment charge was recorded.

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

Drydocking Costs.    The company expenses maintenance and repair costs as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original depreciable life that also has the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Major vessel modifications are capitalized and amortized over the remaining life of the equipment. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. The majority of the company’s vessels require a drydocking inspection twice in each five year period, and the company schedules these drydockings when it is anticipated that the work can be performed. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 1 to Notes to Consolidated Financial Statements included in Item 8 of this report.

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

At March 31, 2008, the company had $300.0 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at

March 31, 2008 was estimated to be $293.7 million. Because the debt outstanding at March 31, 2008 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at March 31, 2008 of approximately $12.2 million and a 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at March 31, 2008, of approximately $12.9 million.

Borrowings on the company’s $300.0 million revolving line of credit bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio, as defined in the agreement. The agreement includes an annual fee on the unused portion of the facility, in the range of .10 to .25%, and a mechanism for increasing the amount of the facility up to $400.0 million.

During fiscal 2008, the company was exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of three of its vessels to BOAL&C. On March 24, 2006, the company entered into three interest rate swap transactions to effectively fix the amount of the lease payments on three vessels that were under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments, for each respective vessel, are based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Amounts received from the bank or paid to the bank are recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company accounted for the interest rate swaps as a cash flow hedge under SFAS No. 133, as amended. The derivative instruments were carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instruments, to the extent the hedge is effective, were recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, were recorded in earnings. All three interest rate swaps matured at various times during fiscal 2008, and, as such, there were no outstanding interest rate swaps at March 31, 2008.

At March 31, 2007, the company had three interest rate swaps to effectively fix the amount of the lease payments on three vessel that were under construction at the time the company agreed to sell and leaseback from BOAL&C. At March 31, 2007, the three interest rate swaps had a combined fair value loss of approximately $0.8 million which is included in other liabilities in the consolidated balance sheet.

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

The company had no spot contracts outstanding at March 31, 2008. The company had two spot contracts outstanding at March 31, 2007, totaling approximately $0.7 million that settled on April 1, 2007.

At March 31, 2008, the company had one Singapore Dollar forward contract outstanding totaling $12.0 million that hedged the company’s foreign exchange exposure relating to the final payment of one of its capital lease obligations. The company is required, per the lease obligation, to make its payment in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $11.3 million. The company also had six Euro forward contracts outstanding at March 31, 2008 totaling $2.5 million that hedged the company’s foreign exchange exposure relating to the construction commitment of two crewboats at an international shipyard that totaled a U.S. dollar equivalent of approximately $3.4 million. At March 31, 2008, the forward contracts combined change in fair value of these seven forward contracts was approximately $0.2 million and was recorded as an increase to earnings during fiscal 2008 because the forward contracts did not qualify as hedge instruments. All future changes in fair value of the forward contracts will be recorded in earnings.

At March 31, 2007, the company was exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company had four forward contracts outstanding at March 31, 2007 totaling $8.5 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments that totaled a U.S. dollar equivalent of approximately $13.9 million. At March 31, 2007, the forward contracts combined change in fair value of the four forward contracts was approximately $0.9 million and was recorded as an increase to earnings during fiscal 2007 because the forward contracts did not qualify as hedge instruments.

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

For full disclosure on the company’s derivative financial instruments refer to Note 11 of Notes to Consolidated Financial Statements.

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

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the

Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company's Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is discussed in “Management’s Report on Internal Control Over Financial Reporting” which is included in “Item 15. Exhibits, Financial Statement Schedules” to this Annual Report on Form 10-K and appears on page F-2.

Audit Report of Deloitte & Touche LLP

Our independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report is also included in “Item 15. Exhibits, Financial Statement Schedules” to this Annual Report on Form 10-K and appears on page F-3.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2008 the company completed the implementation of certain changes in its internal controls over financial reporting in order to give greater assurance of future compliance with the requirements of the FCPA and that potential FCPA issues are appropriately identified, reported, and evaluated. The following changes in internal controls were implemented throughout fiscal 2008, and evaluated during the fourth quarter:

•

The initiation of company-wide, intensive training of its personnel of the requirements of the FCPA, including training with respect to those areas of company operations most likely to raise FCPA compliance concerns.

•

With the assistance of special counsel, which has extensive experience in the area of FCPA compliance, the adoption of more stringent FCPA compliance protocols and guidelines, as part of a comprehensive FCPA compliance policy suitable for the company in light of its worldwide operations, particularly in areas that present challenges to regulatory compliance because of less mature legal frameworks.

•	The hiring of a new general counsel who serves as the company’s chief compliance officer, making legal and regulatory compliance a high priority.
•	The regular reporting of FCPA compliance issues to the Audit Committee and the Nominating and Corporate Governance Committee.

The company believes that the measures adopted have been effective in correcting the material weakness with respect to FCPA compliance matters identified in the quarter ended June 30, 2007.

ITEM 9B.    OTHER INFORMATION

All matters required to be disclosed on Form 8-K during the company’s fiscal 2008 fourth quarter have been previously disclosed on Form 8-K filed with the Securities and Exchange Commission.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the company is incorporated by reference to the section entitled “Election of Directors” of the company’s definitive proxy statement that will be filed no later than 120 days after March 31, 2008.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” from the proxy statement.

Executive Officers of the Registrant

Name	Age	Position

Dean E. Taylor	59

Chairman of the Board of Directors since 2003. Chief Executive Officer since March 2002. President since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Stephen W. Dick	58	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.

J. Keith Lousteau (A)	61	Chief Financial Officer since 2000. Executive Vice President since 2003. Senior Vice President from 2000 to 2003. Vice President from 1987 to 2000. Treasurer since 1987.

Jeffrey M. Platt	50	Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.

Bruce D. Lundstrom	44	Senior Vice President and General Counsel since September 24, 2007.

(A)	Mr. Lousteau has publicly announced his retirement effective September 30, 2008.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2008 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A) (C)
Equity compensation plans approved by shareholders	1,437,763	$45.67	892,224(1)
Equity compensation plans not approved by shareholders	—	—	—

Balance at March 31, 2008	1,437,763(2)	$45.67	892,224

(1)

As of March 31, 2008, all of such remaining shares are issuable as stock options, but only 544,548 of such shares are issuable as restricted stock or other stock-based awards under the company’s 2006 Stock Incentive Plan.

(2)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2008, these shares would represent 2.8% of the then total outstanding common shares of the company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence is incorporated by reference from the proxy statement described in Item 10 of this report.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference to the section entitled “Audit Committee Report” in the proxy statement described in Item 10 of this report.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements

The consolidated financial statements of the company are included in Part II, Item 8 beginning on page F-1 of this report.

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

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 31, 2007 (filed with the Commission as Exhibit 3.2 to Form 8-K on June 6, 2007).

Financing Agreements

10.1A	First Amendment dated May 18, 2005 to Amended and Restated Revolving Credit Agreement (filed with the Commission on Form 8-K on May 20, 2005, File No. 1-6311).

10.2

$295,000,000 Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, File No. 1-6311).

Stock Plans

10.3+

Tidewater Inc. Amended and Restated Tidewater Inc. 1992 Stock Option and Restricted Stock Plan (Effective November 29, 2001) (filed with the Commission as Exhibit 10.3 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1- 6311).

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

10.7+

Form of Stock Option and Restricted Stock Agreement Under the Amended and Restated 1992 Stock Option and Restricted Stock Plan (filed with the Commission as Exhibit 10.7 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1- 6311).

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

10.19+	2006 Stock Incentive Plan effective July 20, 2006, (filed as Exhibit 99.1 to the Form 8-K filed with the Commission on March 27, 2007, File No. 1-6311).

10.20*+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan.

10.21*+	Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008.

Other Incentive Plans

10.22+

Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003 (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.23+

Tidewater International Supplemental Executive Retirement Plan effective November 1, 2003 (filed with the Commission as Exhibit 10.14A to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.24+

Second Amended and Restated Employees’ Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.25+

Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000 (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.26+

Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 17, 2005, (filed with the Commission as Exhibit 10.22 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.27+

Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective March 31, 2005, (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.28+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective December 13, 2006 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1- 6311).

10.29+	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.30+	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.1 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.31+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.32+	Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j)

to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.33*+	Amended and Restated Tidewater Inc. Management Annual Incentive Plan effective January 30, 2008.

10.34*+	Amended and Restated Tidewater Inc. Executive Officer Annual Incentive Plan effective January 30, 2008.

10.35*+	Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008.

10.36*+	Amendment to the Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc. effective January 30, 2008.

Other Compensation Arrangements

10.37+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.38+	Summary of 2006 Executive Officers Base Salaries (filed with the Commission on Form 8-K on March 29, 2006, File No. 1-6311).

10.39+

Summary of Bonuses paid to three Executive Officers of the Company under the Tidewater Inc. 2006 Management Annual Incentive Plan, and of Bonus paid to the Company's Chief Executive Officer under the Tidewater Inc. Executive Officer Annual Incentive Plan for fiscal year 2006 (filed with the Commission on Form 8-K on March 29, 2006, File No. 1-6311).

10.40+

Summary of Restricted Stock and Stock Options awarded to five Executive Officers of the Company under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission on Form 8-K on March 27, 2007, File No. 1-6311).

10.41+	Severance Agreement between Tidewater Inc. and J. Keith Lousteau dated as of May 10, 2007 (filed with the Commission as Exhibit 10.1 on Form 8-K dated May 14, 2007, File No. 1-6311).

10.42+

Summary of Restricted Stock and Stock Options awarded to four Executive Officers of the Company under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission on Form 8-K on March 11, 2008, File No. 1-6311.)

10.43+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.44+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.45+	Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the

Tidewater Inc. 2001 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.46+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.47*+	Retirement Agreement between Tidewater Inc. and J. Keith Lousteau dated April 24, 2008.

Change of Control Agreements

10.48+

Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with four executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.49+	Form of Change of Control Agreement for Executive Officers (filed with the Commission as Exhibit 10.1 on Form 8-K dated October 2, 2007, File No. 1-6311).

10.50+	Form of Change of Control Agreement for Other Officers (filed with the Commission as Exhibit 10.2 on Form 8-K dated October 2, 2007, File No. 1-6311).

Other Exhibits

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1933, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2008.

TIDEWATER INC.
(Registrant)

By:	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

By:	/s/ Joseph M. Bennett
Joseph M. Bennett
Senior Vice President, Principal Accounting Officer and Chief Investor Relations Officer

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 30, 2008.

/s/ Dean E. Taylor	/s/ William C. O’Malley
Dean E. Taylor	William C. O’Malley

/s/ Richard T. du Moulin	/s/ Richard A. Pattarozzi
Richard T. du Moulin	Richard A. Pattarozzi

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard	Jack E. Thompson

/s/ Jon C. Madonna	/s/ Nicholas J. Sutton
Jon C. Madonna	Nicholas J. Sutton

/s/ Miles J. Allison	/s/ James C. Day
Miles J. Allison	James C. Day

/s/ Cindy B. Taylor
Cindy B. Taylor

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the company’s internal control over financial reporting which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2008 of the Company and our report dated May 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007 and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 3 to the consolidated financial statements, in 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 29, 2008

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2008 and 2007 (In thousands, except share and par value data) ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$270,205	393,806
Trade and other receivables, less allowance for doubtful accounts of $5,319 in 2008 and $5,890 in 2007	308,813	286,808
Marine operating supplies	46,369	44,902
Other current assets	5,208	6,033

Total current assets	630,595	731,549

Investments in, at equity, and advances to unconsolidated companies	27,433	24,423
Properties and equipment:
Vessels and related equipment	2,867,391	2,609,324
Other properties and equipment	82,357	51,955

	2,949,748	2,661,279
Less accumulated depreciation and amortization	1,270,710	1,179,182

Net properties and equipment	1,679,038	1,482,097

Goodwill	328,754	328,754
Other assets	85,960	82,475

Total assets	$2,751,780	2,649,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	10,059	2,194
Accounts payable	93,147	75,217
Accrued expenses	54,497	45,880
Accrued property and liability losses	6,271	6,130
Other current liabilities	34,930	17,259

Total current liabilities	198,904	146,680

Long-term debt	300,000	300,000
Capitalized lease obligations	—	19,712
Deferred income taxes	189,605	179,687
Accrued property and liability losses	12,530	15,510
Other liabilities and deferred credits	120,657	101,699

Commitments and Contingencies

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 52,318,806 shares at March 31, 2008 and 57,476,898 shares at March 31, 2007	5,232	5,748
Other stockholders’ equity	1,924,852	1,880,262

Total stockholders’ equity	1,930,084	1,886,010

Total liabilities and stockholders’ equity	$2,751,780	2,649,298

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2008, 2007, and 2006 (In thousands, except share and per share data)	2008	2007	2006
Revenues:
Vessel revenues	$1,215,134	1,097,582	846,982
Other marine services revenues	55,037	27,678	30,635

	1,270,171	1,125,260	877,617

Costs and expenses:
Vessel operating costs	584,746	497,811	431,481
Costs of other marine revenues	47,423	24,119	23,836
Depreciation and amortization	120,837	116,184	107,526
General and administrative	126,589	98,728	86,490
Impairment of long-lived assets	—	—	3,050
Gain on sales of assets	(11,449)	(42,787)	(86,337)

	868,146	694,055	566,046

	402,025	431,205	311,571
Other income (expenses):
Foreign exchange (loss) gain	(891)	(1,543)	1,035
Equity in net earnings of unconsolidated companies	14,470	10,933	10,035
Interest income and other, net	16,957	19,897	9,945
Interest and other debt costs	(6,992)	(9,657)	(9,074)

	23,544	19,630	11,941

Earnings before income taxes	425,569	450,835	323,512
Income tax expense	76,806	94,189	87,756

Net earnings	$348,763	356,646	235,756

Basic earnings per common share	$6.43	6.38	4.11

Diluted earnings per common share	$6.39	6.31	4.07

Weighted average common shares outstanding	54,259,495	55,914,998	57,372,815
Incremental common shares from stock options	347,311	593,274	593,856

Adjusted weighted average common shares	54,606,806	56,508,272	57,966,671

Cash dividends declared per common share	$.60	.60	.60

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Years Ended March 31, 2008, 2007 and 2006

(In thousands)	Common stock	Additional paid-in capital	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Grantor Trust Stock Ownership Program (GSOP)	Total
Balance at March 31, 2005	$6,072	311,823	1,216,630	(8,499)	(14,695)	68,629)	1,442,702
Net earnings	—	—	235,756	—	—	—	235,756
Other Comprehensive Income:
Unrealized gains/(losses) on available-for- sale securities	—	—	—	—	105	—	105
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(518)	—	(518)
Changes in Pension Plan minimum liability	—	—	—	—	(2,038)	—	(2,038)
Changes in fair value of derivative instruments	—	—	—	—	505	—	505

Total Comprehensive income							233,810

Issuance of restricted stock	9	9,944	—	(13,037)	—	3,084	—
Stock option activity	(2)	16,242	—	—	—	18,620	34,860
Cash dividends declared	—	—	(34,575)	—	—	—	(34,575)
Issuance of common shares	—	462	—	—	—	470	932
Retirement of common stock	(46)	(20,719)	—	—	—	—	(20,765)
Amortization/cancellation of restricted stock	(2)	(1,089)	—	3,248	—	—	2,157

Balance at March 31, 2006	$6,031	316,663	1,417,811	(18,288)	(16,641)	(46,455)	1,659,121
Adoption of SFAS 158	—	—	—	—	(1,118)	—	(1,118)
Net earnings	—	—	356,646	—	—	—	356,646
Other Comprehensive Income:
Unrealized gains/(losses) on available-for- sale securities	—	—	—	—	(386)	—	(386)
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	(1,398)	—	(1,398)
Changes in Pension Plan minimum liability	—	—	—	—	(65)	—	(65)
Changes in fair value of derivative instruments	—	—	—	—	(999)	—	(999)

Total Comprehensive income							353,798

Issuance of restricted stock	12	6,721	—	(6,733)	—	—	—
Stock option activity	(10)	14,578	—	—	—	19,895	34,463
Cash dividends declared	—	—	(33,889)	—	—	—	(33,889)
Issuance of common shares	—	819	—	—	—	608	1,427
Retirement of common stock	(281)	(131,454)	—	—	—	—	(131,735)
Amortization/cancellation of restricted stock	(4)	(1,902)	—	5,849	—	—	3,943

Balance at March 31, 2007	$5,748	205,425	1,740,568	(19,172)	(20,607)	(25,952)	1,886,010
Adoption of FIN 48	—	—	(23,637)	—	—	—	(23,637)
Net earnings	—	—	348,763	—	—	—	348,763
Other Comprehensive Income:
Unrealized gain/(losses) on available-for-sale securities	—	—	—	—	(144)	—	(144)
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	—	597	—	597
Changes in Pension Plan minimum liability	—	—	—	—	943	—	943
Changes in Other Benefit Plan minimum liability	—	—	—	—	443	—	443
Changes in fair value of derivative instruments	—	—	—	—	494	—	494

Total Comprehensive income							351,096

Issuance of restricted stock	10	5,860	—	(5,870)	—	—	—
Stock option activity	9	28,665	—	—	—	25,780	54,454
Cash dividends declared	—	—	(32,687)	—	—	—	(32,687)
Issuance of common shares	—	338	—			172	510
Retirement of common stock	(528)	(169,519)	(140,000)	—	—	—	(310,047)
Amortization/cancellation of restricted stock	(7)	(3,708)	—	8,100	—	—	4,385

Balance at March 31, 2008	$5,232	67,061	1,893,007	(16,942)	(18,274)	—	1,930,084

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2008, 2007 and 2006 (In thousands)	2008	2007	2006
Operating activities:
Net earnings	$348,763	356,646	235,756
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	120,837	116,184	107,526
Provision for deferred income taxes	6,680	7,030	55,560
Impairment of long-lived assets	—	—	3,050
Gain on sales of assets	(11,449)	(42,787)	(86,337)
Equity in earnings of unconsolidated companies, less dividends	(9,788)	(374)	(2,233)
Compensation expense – stock based	11,473	8,115	3,248
Excess tax benefit on stock options exercised	(3,721)	(7,135)	(4,124)
Changes in assets and liabilities, net:
Trade and other receivables	(22,012)	(38,335)	(64,521)
Marine operating supplies	(1,467)	(3,721)	297
Other current assets	825	(1,714)	(488)
Accounts payable	17,330	13,653	15,342
Accrued expenses	8,617	8,599	12,743
Accrued property and liability losses	149	(1,066)	(2,344)
Other current liabilities	17,824	8,196	11,213
Other, net	5,430	11,804	8,566

Net cash provided by operating activities	489,491	435,095	293,254

Investing activities:
Proceeds from sales of assets	82,021	74,422	225,616
Additions to properties and equipment	(354,022)	(235,182)	(172,408)
Repayments of advances to unconsolidated companies	—	9,496	—
Other	—	108	—

Net cash (used in) provided by investing activities	(272,001)	(151,156)	53,208

Financing activities:
Principal payments on debt	—	(5,000)	(110,000)
Principal payments on capitalized lease obligations	(45,723)	(909)	(14,158)
Debt borrowings	—	5,000	30,000
Proceeds from issuance of common stock	43,645	23,156	29,645
Cash dividends	(32,687)	(33,889)	(34,575)
Excess tax benefits on stock options exercised	3,721	7,135	4,124
Stock repurchases	(310,047)	(131,735)	(20,765)

Net cash used in by financing activities	(341,091)	(136,242)	(115,729)

Net change in cash and cash equivalents	(123,601)	147,697	230,733
Cash and cash equivalents at beginning of year	393,806	246,109	15,376

Cash and cash equivalents at end of year	$270,205	393,806	246,109

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,025	14,030	14,993
Income taxes	$56,084	78,144	30,525
Non-cash financing activities:
Capital leases	$33,876	22,815	—

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008, 2007, and 2006

(1)	Summary of Significant Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The company evaluates its estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the particular circumstances. Actual results may differ from these estimates under different assumptions.

Principles of Consolidation

The consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

Cash Equivalents

The company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Marine Operating Supplies

Marine operating supplies, which consist primarily of operating parts and supplies for the company’s vessels, are stated at the lower of weighted-average cost or market.

Properties and Equipment

Properties and equipment are stated at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the date of construction, with salvage values of 5%-10% for marine equipment, using estimated useful lives of 15-25 years for marine equipment (from date of construction) and 3-30 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicate the original estimated useful life may no longer be appropriate. Depreciation and amortization expense for the years ended March 31, 2008, 2007 and 2006 was $120.8 million, $116.2 million and $107.5 million, respectively.

Used equipment is depreciated in accordance with the above policy; however, no life less than six years is used for marine equipment regardless of the date constructed.

Maintenance and repairs are expensed as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original estimated depreciable life that also have the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major modifications to equipment are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require drydocking inspection twice in each five year period and the company schedules vessel drydockings when it is anticipated that the work can be performed.

The following is a summary of net properties and equipment at March 31, 2008 and 2007:

	2008		2007
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)

Vessels in active service	367	$1,375,194	370	$1,265,844
Stacked vessels	53	14,103	48	13,869
Vessels withdrawn from service	20	2,788	9	2,867
Marine equipment under construction		243,205		182,964
Other property and equipment		43,748		16,553

Totals	440	$1,679,038	447	$1,482,097

The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical opportunities arise to use the vessels to provide marine services, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2008 and 2007 have an average age of 28.1 and 26.9 years, respectively.

Vessels withdrawn from service represent those vessels which management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics. Vessels withdrawn from service at March 31, 2008 and 2007 have an average age of 29.1 and 27.0 years, respectively.

All vessels are classified in the company’s consolidated balance sheets in Properties and Equipment. No vessels are classified as held for sale because no vessel meets the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Stacked vessels and vessels withdrawn from service are reviewed for impairment semiannually.

Goodwill

The company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested annually for impairment using a fair value-based approach and does not permit amortization of goodwill. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. At March 31, 2008, the company’s goodwill represented 11.9% of total assets and 17.0% of stockholders’ equity. No impairment was recorded during fiscal 2008, 2007 and 2006.

Valuation of Long-Lived Assets

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

The company performs a periodic impairment review of its stacked vessels and vessels withdrawn from service. This review is undertaken every six months, or more often if considered necessary, and considers items such as the vessel’s age, length of time stacked and likelihood of a return to service, among others. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel that is unlikely to return to service exceeds its estimated fair value. No impairment was recorded during fiscal 2008 and 2007. During fiscal 2006, $3.1 million vessel impairment was recorded.

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

Pension and Other Postretirement Benefits

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires that the funded status of the company’s defined benefit pension and other postretirement benefit plans be fully recognized in the company’s statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. The company adopted SFAS No. 158 as of March 31, 2007. The effect of the adoption on the company’s financial condition at March 31, 2007 is included in the company’s consolidated balance sheets. Refer to Note 5 to the Consolidated Financial Statements for a further discussion on pensions and other postretirement benefits.

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

Effective April 1, 2007, the company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 which clarifies the accounting and reporting for uncertainties in income tax law. In accordance with FIN 48, the company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Upon adoption of FIN 48, the company recorded an $18.9 million tax liability, including penalty and interest, a reduction in equity method investments of $5.4 million, including penalties and interest, and a corresponding reduction in stockholders’ equity during the first quarter of fiscal 2008.

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

Operating Costs

Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies, vessel operating leases and other vessel expenses, which include but are not limited to costs such as brokers commissions, training costs, agent fees, port fees, canal transit fees, temporary importation fees, vessel certification fees, and satellite communication fees. Repair and maintenance costs include both routine costs and major drydocking repair costs. Vessel operating costs are recognized as incurred on a daily basis.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of the company’s existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses are included in the consolidated statements of earnings.

Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires the reporting of both basic earnings per share and diluted earnings per share. The calculation of basic earnings per share is based on the weighted average number of shares outstanding and therefore excludes the dilutive effect of stock options and restricted stock grants, while diluted earnings per share includes the dilutive effect of stock options and restricted stock grants. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis.

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

Stock-Based Compensation

On April 1, 2006, the company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107, which provides supplemental implementation guidance for SFAS 123R.

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

Prior to SFAS 123R adoption, the company measured compensation expense for its stock-based compensation plans using the intrinsic value recognition and measurement principles as prescribed by APB Opinion No. 25 and related interpretations. Under the intrinsic value method, no stock-based compensation expense for employee stock options had been recognized in the company’s consolidated statements of earnings for fiscal 2006. The company also used the disclosure provision of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended the disclosure provision of SFAS No. 123.

The following table illustrates the effects on net earnings and earnings per share in fiscal 2006 had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123.

(In thousands)	2006
Net earnings as reported	$235,756
Add stock-based employee compensation expense included in reported net earnings, net of related tax effect	2,324
Less total stock-based employee compensation expense, under fair value method for all awards, net of tax	(6,085)

Pro forma net earnings	$231,995

Basic earnings per common share:
As reported	$4.11
Pro forma	$4.04
Diluted earnings per common share:
As reported	$4.07
Pro forma	$4.00

Refer to Note 7 of Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

Comprehensive Income

The Company uses SFAS No. 130, “Reporting Comprehensive Income,” which requires the reporting and display of total comprehensive income and its components in the financial statements. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities and derivative financial instruments and any minimum pension liability for the company’s U.S. Defined Benefits Pension Plan and Supplemental Executive Retirement Plan.

Derivative Instruments and Hedging Activities

The company uses SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) as amended. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company accounts for changes in the fair value of a derivative instrument depending on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. SFAS No. 133 requires that a company formally document, at the inception of a hedge, the hedging relationship and the entity’s risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, the method used to assess effectiveness and the method that will be used to measure hedge ineffectiveness of derivative instruments that receive hedge accounting treatment. For derivative instruments designated as foreign currency or interest rate hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Amounts representing hedge ineffectiveness are recorded in earnings. Hedge effectiveness is assessed quarterly based on the total change in the derivative’s fair value.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133 (SFAS No. 161), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The company is currently assessing SFAS No. 161.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 (SFAS No. 160) which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied prospectively to all noncontrolling interests including any that arose before the effective date. Early adoption is prohibited. The company is assessing SFAS No. 160 and has not determined yet the impact that the adoption of SFAS No. 160 will have on its results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No.159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. SFAS No. 159 is effective for the company beginning April 1, 2008. The company is assessing SFAS No. 159 and has not determined yet the impact that the adoption of SFAS No. 159 will have on its results of operations or financial position, or whether it will choose to elect the option to report certain assets at fair value.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS No. 157 is effective for the company beginning April 1, 2008. SFAS No. 157 is not expected to materially affect our determination of fair value but may result in additional disclosures.

(2)	Investment in Unconsolidated Companies

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint-venture companies at March 31 were as follows:

	Percentage ownership	(In thousands)
		2008	2007
Sonatide Marine Ltd. (Luanda, Angola)	49%	$27,397	24,388
Others	20%-50%	36	35

		$27,433	24,423

During fiscal 2008, the company sold one of its newly constructed offshore tugboats to Sonatide Marine Ltd. for $8.4 million. The transaction resulted in a net gain on sale of assets of $0.4 million.

During the first quarter of fiscal 2007, the company collected $9.5 million related to an outstanding financing arrangement the company had with Sonatide Marine Ltd. The financing arrangement was entered into during fiscal 2004 after the company sold three crewboats to Sonatide Marine Ltd. for $11.8 million. The loan was restructured during fiscal 2005 and under the terms of the new financing arrangement, the loan was payable in 60 equal installments (beginning in June 2004 and ending in May 2009), plus interest at 90 day LIBOR plus 1.5% adjusted quarterly. As of March 31, 2006, $10.3 million was owed the company related to the financing arrangement.

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

(3)	Income Taxes

Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

(In thousands)	2008	2007	2006
United States	$12,149	115,606	126,533
International	413,420	335,229	196,979

	$425,569	450,835	323,512

Income tax expense (benefit) for the years ended March 31 consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total

2008
Current	$7,640	243	62,243	70,126
Deferred	7,405	—	(725)	6,680

	$15,045	243	61,518	76,806

2007
Current	$43,861	2,463	40,835	87,159
Deferred	8,604	—	(1,574)	7,030

	$52,465	2,463	39,261	94,189

2006
Current	$4,153	(340)	28,383	32,196
Deferred	56,916	—	(1,356)	55,560

	$61,069	(340)	27,027	87,756

Included in other current liabilities at March 31, 2008 and 2007 are income taxes payable of $22.1 million and $10.4 million, respectively.

The actual income tax expense for the years ended March 31, 2008, 2007, and 2006 differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following:

(In thousands)	2008	2007	2006
Computed “expected” tax expense	$148,949	157,792	113,229
Increase (reduction) resulting from:
Foreign income taxed at different rates	(74,641)	(61,813)	(19,158)
Foreign tax credits not previously recognized	(725)	(1,574)	(1,356)
Current foreign earnings not subject to taxation	(197)	(1,341)	(879)
Expenses which are not deductible for tax purposes	479	90	97
State taxes	158	1,601	(221)
Other, net	2,783	(566)	(3,956)

	$76,806	94,189	87,756

The provisions of the American Jobs Creation Act of 2004 (the Act), were effective for the company as of April 1, 2005. As a result of the Act, the company is no longer liable for U.S. taxes on future undistributed earnings of most non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad. At March 31, 2005, the company reversed all previously recorded deferred tax assets and liabilities related to temporary differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings were anticipated to be indefinitely reinvested abroad. The company’s fiscal 2008, 2007 and 2006 effective tax rate was 18.05%, 20.9% and 27.1%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2008 and 2007 are as follows:

(In thousand)	2008	2007
Deferred tax assets:
Financial provisions not deducted for tax purposes	$25,775	24,491
Tax credit carryforwards	9,713	8,299
Other	610	70

Gross deferred tax assets	36,098	2,860
Less valuation allowance	—	—

Net deferred tax assets	36,098	32,860

Deferred tax liabilities:
Depreciation and amortization	(188,967)	(178,825)
Other	(638)	(862)

Gross deferred tax liabilities	(189,605)	(179,687)

Net deferred tax liabilities	$(153,507)	(146,827)

The company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The differences relate primarily to undistributed earnings and stock basis differences. Though the company does not anticipate repatriation of funds, a current U.S. tax liability would be recognized when the company receives those foreign funds in a taxable manner such as through receipt of dividends or sale of investments. As of March 31, 2008, the total amount for which U.S. deferred taxes have not been recognized is approximately $825.4 million. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which would become available as a result of a transaction. The American Jobs Creation Act of 2004 provided for a special one-time tax deduction of 85% of certain foreign earnings repatriated in either fiscal 2005 or 2006. The company evaluated the repatriation provision, and consistent with its decision to reinvest all future earnings of its foreign subsidiaries, concluded that the repatriation of unremitted foreign earnings provides no benefit to the company, and has no effect on income tax expense as reported.

As of March 31, 2008, the company has foreign tax credit carry-forwards approximating $9.7 million that expire in 2015 and 2018.

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

The implementation of FIN 48 resulted in the company recording an additional $18.9 million of tax liabilities, including penalty and interest of $3.8 million, a reduction to equity method investments of $5.4 million, including penalties and interest of $2.6 million, and a corresponding decrease to stockholders’ equity of $24.3 million during the first quarter of fiscal 2008. The company’s balance sheet at March 31, 2007 reflects $13.1 million of tax liabilities for uncertain tax positions. The liabilities are attributable to the IRS disallowance of all claimed deductions from taxable income related to the company’s Foreign Sales Corporation and the Extraterritorial Income Exclusion for fiscal years 1999 through 2007, a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $12.3 million of unrecognized tax benefits related to a state tax issue, including interest of $0.8 million. The unrecognized tax benefits would affect the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousand)
Balance at April 1, 2007	$41,156
Additions based on tax positions related to the current year	2,659
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlement and lapse of statute of limitations	(341)

Balance at March 31, 2008	$43,474

On January 9, 2008, the U.S. District Court for the Eastern District of Louisiana issued its final ruling in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. On March 6, 2008, the IRS appealed the verdict to the Fifth Circuit Court of Appeals. Although the ultimate settlement of the liability is unpredictable, it is reasonably possible that these uncertainties will be resolved within the next twelve months. The company has approximately $28.1 million of tax liabilities recorded at March 31, 2008, with respect to this issue, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000 that would be reversed should these uncertainties ultimately be resolved in the company’s favor.

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

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2008, 2007 and 2006 totaled approximately $3.7 million, $7.1 million and $4.1 million, respectively.

(4)	Debt

Revolving Credit Agreement

Borrowings on the company’s $300.0 million revolving line of credit bear interest at the company’s option, at the greater of prime or Federal Funds rates plus .5% or LIBOR rates plus margins from .50 to 1.125% based on the company’s funded debt to total capitalization ratio. The agreement includes an annual fee on the unused portion of the facility, in the range of ..10 to .25%, and a mechanism for increasing the amount of the facility up to $400.0 million.

There were no borrowings outstanding under the revolving credit agreement at March 31, 2008 and 2007.

Under the terms of the revolving credit agreement, the company has agreed to limitations on future levels of investments and aggregate indebtedness, maintenance of certain debt to capitalization ratios and debt to earnings ratios. The revolving credit agreement also limits the company’s ability to encumber its assets for the benefit of others.

Senior Debt Notes

At March 31, 2008 and 2007, the company had $300.0 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with original maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The average interest rate on the notes is 4.35%. The terms of the notes limit the amount of company debt, and the company’s debt to total capitalization ratio cannot exceed 55%. The fair value of this debt at March 31, 2008 and 2007 was estimated to be $293.7 million and $284.8 million, respectively.

Scheduled principal payments of senior notes as of March 31, 2008 are as follows:

Year ending March 31,	(In thousands) Principal Payments
2009	$—
2010	—
2011	25,000
2012	40,000
2013	60,000
Thereafter	175,000

Total	$300,000

Capitalized Lease Obligations

Leased equipment, before accumulated depreciation of $0.5 million, included in properties and equipment in the accompanying consolidated balance sheets at March 31, 2008 and 2007 was approximately $10.9 million and $22.8 million, respectively.

Future lease payments under capitalized leases in effect at March 31, 2008 is as follows:

Year ending March 31,	(In thousands)
2009	$10,283
2010	—
2011	—
2012	—
2013	—
Thereafter	—

Total future lease payments	10,283
Less Interest	224

Present value of future lease payments	10,059
Less current maturities	10,059

Capitalized lease obligations excluding current maturities	$—

Debt Costs

Interest and debt costs incurred, net of interest capitalized, for fiscal 2008, 2007 and 2006 was approximately $7.0 million, $9.7 million, and $9.1 million, respectively. Interest costs capitalized during fiscal 2008, 2007 and 2006 was approximately $10.5 million, $4.8 million, and $6.3 million, respectively.

(5)	Employee Retirement Plans

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the first 6% of eligible compensation deferred by the employee. The plan held 261,977 shares and 374,938 shares of the company’s common stock at March 31, 2008 and 2007, respectively. Amounts charged to expense for the plan for 2008, 2007 and 2006 were $2.0 million, 1.6 million and $1.1 million, respectively.

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. Approximately 70% of the pension plan assets are invested in fixed income securities with the balance invested in equity securities and cash and cash equivalents. The plan does not invest in Tidewater stock. The company’s policy is to fund the plan based upon minimum funding requirements of the Employee Retirement Income Security Act of 1974. The company contributed $1.7 million and $0.9 million to the defined benefit pension trust during fiscal 2008 and 2007, respectively, and expects to contribute $1.7 million to the plan during fiscal 2009. Certain benefits programs are maintained in several other countries that provide retirement income for covered employees.

The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, which consists of a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Trust assets at March 31, 2008 and 2007 were $18.6 million and $16.7 million, respectively, and the company’s obligation under the supplemental plan, which is included in “other liabilities and deferred credits” on the consolidated balance sheet, amounted to $26.0 million and $24.2 million, respectively, at March 31, 2008 and 2007. The company contributed $2.8 million and $6.0 million to the supplemental trust during fiscal 2008 and 2007, respectively, and no decision has been made as to any funding to be completed during fiscal 2009. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan.

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

Changes in plan assets and obligations during the years ended March 31, 2008 and 2007 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2008 and 2007 were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$73,833	68,001	32,561	33,636
Service cost	1,186	929	1,367	1,292
Interest cost	4,207	3,671	1,831	1,653
Participant contributions	—	—	435	448
Plan amendments	—	—	—	—
Benefits paid	(2,981)	(2,821)	(1,175)	(1,065)
Actuarial (gain) loss	(882)	4,053	(1,512)	(3,404)

Benefit obligation at end of year	$75,363	73,833	33,507	32,560

Change in plan assets
Fair value of plan assets at beginning of year	$41,270	40,729	—	—
Actual return	1,982	1,631	—	—
Employer contributions	2,639	1,731	740	617
Participant contributions	—	—	435	448
Benefits paid	(2,981)	(2,821)	(1,175)	(1,065)

Fair value of plan assets at end of year	$42,910	41,270	—	—

Reconciliation of funded status
Fair value of plan assets	$42,910	41,270	—	—
Benefit obligation	75,363	73,833	33,507	32,560

Unfunded status	$(32,453)	(32,563)	(33,507)	(32,560)

Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,047)	(944)	(1,575)	(1,433)
Noncurrent liabilities	(31,406)	(31,619)	(31,932)	(31,127)

Net amount recognized	$(32,453)	(32,563)	(33,507)	(32,560)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2008	2007
Projected benefit obligation	$75,363	73,833
Accumulated benefit obligation	69,911	67,627

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the U.S. defined benefit pension plan and supplemental plan):

(In thousands)	2008	2007
Projected benefit obligation	$75,363	73,833
Accumulated benefit obligation	69,911	67,627
Fair value of plan assets	42,910	41,270

Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2008, 2007 and 2006 include the following components:

(In thousands)	2008	2007	2006
Service cost	$1,186	929	760
Interest cost	4,207	3,671	3,527
Expected return on plan assets	(2,551)	(2,510)	(2,450)
Amortization of prior service cost	24	60	89
Recognized actuarial loss	1,953	1,321	948

Net periodic pension cost	$4,819	3,471	2,874

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the U.S. Pension plan and the supplemental plan for 2008 and 2007 include the following components:

(In thousands)	2008	2007
Projected benefit obligation	$75,363	73,833
Accumulated benefit obligation	69,911	67,627
Fair value of plan assets	42,910	41,270

Net periodic postretirement health care and life insurance costs for 2008, 2007 and 2006 include the following components:

(In thousands)	2008	2007	2006
Service cost	$1,367	1,292	2,011
Interest cost	1,831	1,653	2,365
Amortization of prior service cost	(2,187)	(2,200)	(14)
Recognized actuarial loss	1,357	1,546	506

Net periodic postretirement benefit cost	$2,368	2,291	4,868

Other changes in plan assets and benefit obligations recognized in other comprehensive income for fiscal 2008 and 2007 include the following components:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Change in benefit obligation
Transition obligation (asset)	$—	N/A	—	N/A
Prior service cost (credit)	—	N/A	—	N/A
Net loss (gain)	(392)	N/A	(1,512)	N/A
Amortization of transition obligation (asset)	—	N/A	—	N/A
Amortization of prior service cost	(24)	N/A	2,187	N/A
Amortization of net gain (loss)	(1,953)	N/A	(1,357)	N/A

Total recognized in other comprehensive income	$(2,369)	N/A	(682)	N/A

The company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective March 31, 2007. Due to the recognition of FAS No. 158, the accumulated other comprehensive loss as of March 31, 2007 increased by approximately $1.7 million (or $1.1 million net of tax) for the pension benefits and other benefits. Amounts recognized as a component of accumulated other comprehensive loss as of March 31, 2008 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss (benefit)	$17,591	(15,501)
Unrecognized prior service cost	81	20,834

Pre-tax amount included in accumulated other comprehensive loss	$17,672	5,333

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$1,575	1,076
Unrecognized prior service cost (benefit)	13	(2,187)

Assumptions used to determine net benefit obligations for the fiscal years ended March 31 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.25%	5.75%	6.25%	5.75%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31 were as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Expected long-term rate of return on assets	6.25%	6.25%	6.25%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

The following table provides the target and actual asset allocations for the U.S. defined benefits pension plan:

	Target	Actual as of 2008	Actual as of 2007
Equity securities	15%	13%	13%
Debt securities	80%	66%	70%
Other, primarily cash	5%	21%	17%

Total	100%	100%	100%

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligation at March 31, 2008, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2009	$3,849	1,575
2010	4,352	1,840
2011	4,844	2,031
2012	5,227	2,228
2013	5,688	2,387
2014 – 2018	32,873	13,952

Total 10-year estimated future benefit payments	$56,833	24,013

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at March 31, 2008 was 10%, gradually declining to 5% in the year 2013 and thereafter. The assumed health care cost trend rate used in measuring the net periodic postretirement benefit cost for the year ended March 31, 2008 was 10%, gradually declining to 5% in the year 2013 and thereafter. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $4.8 million at March 31, 2008 and increase the total of service and interest cost for the year ended March 31, 2008 by $0.5 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $3.9 million at March 31, 2008 and decrease the total of service and interest cost for the year ended March 31, 2008 by $0.4 million.

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee’s compensation to an employee benefit trust. The cost of the plan for fiscal 2008, 2007 and 2006 was $2.2 million, $1.7 million and $1.9 million, respectively. Forfeitures totaling approximately $0.1 million, $0.2 million and $0.1 million reduced the costs of the plan for fiscal 2008, 2007 and 2006, respectively.

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

(6)	Other Assets, Accounts Payable, Other Liabilities and Deferred Credits

A summary of other assets at March 31 follows:

(In thousands)	2008	2007
Recoverable insurance losses	$12,530	15,510
Deferred income tax assets	36,098	32,860
Other	37,332	34,105

	$85,960	82,475

A summary of accounts payable at March 31 follows:

(In thousands)	2008	2007
Trade payables	$51,819	35,156
Payroll and related payables	25,609	27,484
Commissions payable	15,719	12,577

	$93,147	75,217

A summary of other liabilities and deferred credits at March 31 follows:

(In thousands)	2008	2007
Postretirement benefits liability	$31,932	31,127
Pension liability	36,553	35,970
Minority interests in net assets of subsidiaries	1,083	1,123
Deferred vessel revenues	483	2,669
Income taxes	33,851	13,191
Other	16,755	17,619

	$120,657	101,699

(7)	Stock-based Compensation and Incentive Plans

General

The company’s employee stock option, restricted stock, and phantom stock plans are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The company believes its employee stock option plans are critical to its operations and productivity. The employee stock option plans allow the company to grant, on a discretionary basis, both incentive and non-qualified stock options as well as restricted stock.

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has the authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2008, 2,329,987 shares of common stock are reserved for issuance under the plans of which 892,224 shares are available for future grants. Under the terms of the plans, stock options are granted with an exercise price equal to the stock’s closing fair market value on the date of grant.

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

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. The fair value and assumptions used during fiscal 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Weighted average fair value of stock options granted	$18.11	$21.14	$20.40
Risk-free interest rate	2.64%	4.52%	4.79%
Expected dividend yield	1.05%	1.04%	1.07%
Expected stock price volatility	33.39%	35.40%	35.00%
Expected stock option life	5.5 years	5.5 years	5.5 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2008, 2007 and 2006:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2005	$36.48	4,139,541
Granted	55.76	399,250
Exercised	36.60	(868,582)
Expired or cancelled/forfeited	33.46	(7,334)

Outstanding at March 31, 2006	38.57	3,662,875
Granted	57.65	119,248
Exercised	35.71	(1,102,951)
Expired or cancelled/forfeited	57.34	(216,501)

Outstanding at March 31, 2007	39.13	2,462,671
Granted	57.14	293,241
Exercised	35.62	(1,297,483)
Expired or cancelled/forfeited	59.95	(20,666)

Outstanding at March 31, 2008	$45.67	1,437,763

The intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $39.2 million, $19.9 million and $12.1 million, respectively. There were 229,664 and 135,349 stock options that vested during fiscal 2008 and 2007, respectively.

Information regarding the 1,437,763 options outstanding at March 31, 2008 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2008	$22.75 - $29.44	$32.25 - $40.28	$42.19 - $65.69
Options outstanding	311,067	286,086	840,610
Weighted average exercise price	$27.99	$38.02	$54.81
Weighted average remaining contractual life	4.6 years	4.4 years	8.2 years
Options exercisable	311,067	286,086	439,108
Weighted average exercise price of options exercisable	$27.99	$38.02	$53.19
Weighted average remaining contractual life of exercisable shares	4.6 years	4.4 years	7.1 years

The aggregate intrinsic value of the options outstanding at March 31, 2008 was $14.6 million. The aggregate intrinsic value of options exercisable at March 31, 2008 was $14.6 million.

At March 31, 2008, 2007, and 2006, the number of options exercisable under the stock option plans was 1,036,261, 2,106,579 and 3,281,180, respectively; and the weighted average exercise price of those options was $41.44, $36.21 and $37.44, respectively.

The company recorded $4.7 million and $3.1 million of stock-option compensation expense during fiscal 2008 and 2007, respectively, in accordance with SFAS 123R, which had the effect of reducing basic and diluted earnings per share by $0.07 and $0.04, respectively. No stock-option compensation costs were capitalized as part of the cost of an asset during fiscal 2008 and 2007. Stock-based compensation expense for awards granted prior to April 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

As of March 31, 2008, total unrecognized stock-option compensation costs amounted to $5.7 million or $4.7 million net of tax. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-

option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of their termination date.

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

A total of 782,799 shares of restricted common stock of the company were granted to certain key employees during fiscal years 2002 through 2008 from the company’s Employee Restricted Stock Plan and the 2006, 2001 and 1997 Stock Incentive Plans. The fair market value of the stock at the time of the grants totaled approximately $37.0 million and was classified in stockholders’ equity as deferred compensation – restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods.

The following table sets forth a summary of restricted stock activity of the company for fiscal 2008 and 2007:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2006	$45.58	137,571	320,550
Granted	57.65	1,078	115,900
Vested	34.10	(30,238)	(39,863)
Cancelled/forfeited	40.99	(12,316)	(10,600)

Non-vested balance at March 31, 2007	50.38	96,095	385,987
Granted	58.32	—	100,652
Vested	45.47	(59,177)	(76,241)
Cancelled/forfeited	53.30	(5,450)	(25,620)

Non-vested balance at March 31, 2008	$53.67	31,468	384,778

The total grant date fair value of restricted stock vested during fiscal 2008, 2007 and 2006 was $6.2 million, $2.4 million and $2.0 million, respectively. Also, restrictions on approximately 15,746 time-based shares and 101,102 performance-based shares outstanding at March 31, 2008 would vest during fiscal 2009 should performance-based targets be achieved.

The compensation expense related to restricted stock totaled $7.1 million, $5.0 million and $3.2 million during fiscal 2008, 2007 and 2006, respectively. No restricted stock compensation costs were capitalized as part of the cost of an asset. As of March 31, 2008, total unrecognized restricted stock compensation costs amounted to $16.9 million. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2008.

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

The following table sets forth a summary of phantom stock activity of the company for fiscal 2008 and 2007:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2006	$55.76	1,304	—
Granted	58.58	4,141	41,600
Vested	—	—	—
Cancelled/forfeited	—	—	—

Non-vested balance at March 31, 2007	58.50	5,445	41,600
Granted	56.77	25,904	40,847
Vested	55.76	(652)	—
Cancelled/forfeited	58.58	—	(4,500)

Non-vested balance at March 31, 2008	$57.45	30,697	77,947

The fair value of the non-vested phantom shares at March 31, 2008 is $55.11 per unit.

The compensation expense related to the Phantom Stock Plan was $0.7 million and $18,906 during fiscal 2008 and 2007, respectively. No phantom stock compensation costs were capitalized as part of the cost of an asset. As of March 31, 2008, total unrecognized restricted stock compensation costs amounted to $4.0 million. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

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

The following table sets forth a summary of deferred stock unit activity of the company for fiscal 2008 and 2007:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at March 31, 2006	$ —	—
Granted	58.58	15,755

Balance at March 31, 2007	58.58	15,755
Dividend equivalents reinvested	56.34	141
Retirement distribution	61.62	(4,170)
Granted	56.02	16,621

Balance at March 31, 2008	$56.50	28,347

Deferred stock units are fully vested at the time of grant. The company expensed $0.8 million and $0.9 million for the years ended March 31, 2008 and 2007 related to the deferred stock units plan which is reflected in general and administrative expenses. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

(8)	Stockholders’ Equity

The company has 125 million shares of $0.10 par value common stock authorized. At March 31, 2008 and 2007, 52,318,806 shares and 57,476,898 shares, respectively, were issued. At March 31, 2008 and 2007, zero shares and 1,210,612 shares, respectively, were held by the Grantor Trust Stock Ownership Program, which are not included in common shares outstanding for earnings per share calculations. At March 31, 2008 and 2007, 3,000,000 shares of no par value preferred stock were authorized and unissued.

Dividend Program

The company currently pays dividends quarterly at $0.15 per quarter per common share which is subject to declaration by the company’s Board of Directors.

Common Stock Repurchases

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company intends to use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2008, unless extended by the Board of Directors. On January 31, 2008, the company’s Board of Directors approved the expansion of the company’s current share repurchase program by an additional $50.0 million. From inception of the July 2007 authorized program through March 31, 2008, the company expended $196.4 million for the repurchase and cancellation of 3,586,200 common shares, at an average price paid per common share of $54.76. At March 31, 2008, approximately $53.6 million was available to repurchase shares of the company’s common stock pursuant to the July 2007 authorized stock repurchase program, as expanded.

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

In July 2005, the company’s Board of Directors authorized the company to use up to $120.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2006. From inception of this repurchase program through its conclusion on June 30, 2006, the company used $112.1 million for the repurchase and cancellation of 2,396,100 common shares, at an average price paid per common share of $46.79.

Grantors Trust Stock Ownership Plan

The company established a Grantor Trust Stock Ownership Program on January 29, 1999 in connection with which the company entered into a trust agreement with a bank providing for the establishment of the related trust (the “trust”). The trust was designed to acquire, hold and distribute shares of the common stock of the company to provide for the payment of benefits and compensation under the company’s employee benefit plans, including its stock option plans and 401(k) plan. The trust did not increase or alter the amount of benefits or compensation that will be paid under these plans.

On January 29, 1999, the company sold at market value 5,000,000 shares (the “acquired shares”) of common stock to the trust for $107,187,500, or $21.4375 per share. In payment for the acquired shares, the trust paid $500,000 in cash and issued a promissory note payable to the company for the remaining balance. Acquired shares will be released to satisfy the company’s obligations to pay benefits under company benefit plans as the promissory note is paid down or forgiven. As of March 31, 2008, all shares in the trust were used to satisfy the company’s benefit obligations and accordingly, the trust was dissolved.

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

Other Comprehensive Income

A summary of accumulated other comprehensive income and related tax effects at March 31 follows:

(In thousands)	2008	2007
Currency translation adjustments	$10,578	10,578
Derivatives – marked-to-market, net of tax of $0 in 2008 and $538 in 2007	—	494
Unrealized gains on available-for-sale securities, net of tax of $77 in 2008 and $208 in 2007	(323)	(467)
Benefit plans minimum liabilities, net of tax of $1,068 in 2008 and $1,390 in 2007	8,019	10,002

	$18,274	20,607

Deferred Compensation – Restricted Stock

Refer to Note 7 to Notes to Consolidated Financial Statements for a discussion on the company’s Restricted Stock Plan.

(9)	Sale/Leaseback Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time, to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $76.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market.

In late March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. During fiscal 2008, the company sold the remaining three vessels under this agreement for $17.0 million, $17.5 million and $18.0 million, respectively, and simultaneously entered into a bareboat charter arrangements.

The company is accounting for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the asset on its books and the company is expensing periodic lease payments. During fiscal 2008, 2007 and 2006, the company expensed approximately $4.7 million, $1.5 million and $23,250, respectively, on these bareboat charter arrangements.

The charter hire operating lease terms on the first two vessels sold to BOAL&C expire in calendar year 2014. The company has the option to extend the respective charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2017. The charter hire operating lease terms on the third and fourth vessels sold to BOAL&C expire in 2015 and the company has the option to extend the charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The charter hire operating lease terms on the fifth vessel sold to BOAL&C expires in 2016 and the company has the option to extend the charter hire operating leases three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019.

Future minimum lease payments as of March 31, 2008 under the operating leases are as follows:

Year ending March 31,	(In Thousands)
2009	$6,924
2010	6,924
2011	6,924
2012	6,924
2013	6,924
Thereafter	14,453

Total future lease payments	$49,073

(10)	Commitments and Contingencies

Compensation Commitments

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $33.8 million.

Vessel Commitments

As of March 31, 2008 the company has committed to the construction of 49 vessels at a total cost of approximately $959.3 million, which includes shipyard commitments and other incidental costs. The company is committed to the construction of 18 anchor handling towing supply vessels ranging between 6,500 to 13,600 brake horsepower (BHP), 24 platform supply vessels, four crewboats, and three offshore tugs. Scheduled delivery of the vessels is expected to begin in June 2008 with final delivery in July 2012. As of March 31, 2008, $228.2 million has been expended on these vessels.

While the company has an aggressive program of new-build commitments to replace its aging fleet of vessels over time, the company’s strong balance sheet and available liquidity allows it to be opportunistic in the enhancement of that program, of which the company anticipates taking advantage over the next several years. The majority of the company’s core group of older vessels, its supply and towing supply vessels were constructed between 1976 and 1983. As such, most of this vessel class exceeds 26.6 years of age and may be replaced within the next several years depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacities or new borrowings or lease arrangements to fund over the next few years the continuing replacement of the company’s mature fleet of vessels. These vessels would replace the company’s aging vessels in the core international fleet with fewer, larger and more efficient vessels. The company stays in regular contact with its historical sources of capital and liquidity and monitors most other capital markets on an on-going basis. In spite of the current turmoil in capital markets caused by the evolving sub-prime crisis the company believes that adequate capital and liquidity will be available to fund the continuation of its fleet replacement program, although the terms and pricing of such capital or borrowings may be on terms that are not as advantageous as the company has enjoyed historically.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF.) The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. The company expensed $3.5 million and $3.8 million during fiscal years 2007 and 2006 related to the MNOPF. There was no expense recorded in fiscal 2008 related to this matter. At March 31, 2008, $5.1 million remains payable.

In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute their respective allocations.

Legal Proceedings

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue, which is inclusive of interest and attorney fees. Plaintiffs to the class action suit had until January 2008 to submit a notice of claim. The majority of plaintiffs responded to the settlement and the matter closed in March 2008 when full and final settlements were paid. No additional accruals were needed for this matter.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Internal Investigation

The company previously reported that in the early spring of 2007, its Audit Committee engaged special counsel to conduct an internal investigation into certain practices of the company or certain related parties which practices had been identified as raising potential concerns under the United States Foreign Corrupt Practices Act (FCPA). The investigation initially focused on the procurement, through the use of a third party agent, of temporary importation permits for its vessels operating in Nigeria, but thereafter expanded to review certain aspects of operations in Nigeria, Angola and certain other countries in West Africa, Indonesia, Egypt and Azerbaijan. The investigation in certain of these additional areas of operations focused on customs, immigration and marketing practices, as well as measures taken by the company or related parties in certain of these jurisdictions to obtain local tax relief or abatement. In addition, with the approval of the Audit Committee, special counsel conducted a more limited review of certain aspects of the company’s or related parties’ operations in other selected countries. Pending any additional investigation that may be requested by the United States Department of Justice or the United States Securities and Exchange Commission, special counsel has substantially completed its investigation and its more limited review and reported its findings to the Audit Committee in late May 2008.

During the course of its investigation, special counsel identified and periodically reported to the Audit Committee certain weaknesses in the company’s FCPA compliance program, as well as certain practices that needed correction, and the company has diligently responded to counsel’s observations and recommendations to upgrade its overall compliance posture. In addition, the company has independently pursued, under the guidance of its senior management and the Board of Directors, the development and implementation of a more robust FCPA compliance and training program for its employees and agents. As part of that effort, the company appointed its newly-hired general counsel as its chief compliance officer with responsibility for FCPA compliance.

From time to time during the investigation, special counsel has been providing the Department of Justice and the Securities and Exchange Commission with informational updates and interim findings, and the company expects that, in the very near future, special counsel will be reporting additional findings of its investigation to the Department of Justice and the Securities and Exchange Commission. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine month period ending on October 10, 2008. The agreement expressly provides that it does not constitute an admission by the company of any facts or of any wrongdoing. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, or what potential remedies or sanctions, if any, these agencies may seek. These agencies have requested certain documents and information, and the company has been voluntarily cooperating with those requests. In the meantime, however, after considering the findings reported by special counsel, management and the Board of Directors have initiated disciplinary measures against company employees implicated by the findings of the investigation.

Based on the findings of the investigation reported to the company and the Audit Committee to date, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of March 31, 2008. Should additional information be obtained, the company will record a provision when the amount is probable and reasonably estimable. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

The company continues to operate approximately 20 vessels in Nigerian offshore waters, either under valid permits, extensions of valid permits, or under temporary arrangements not objected to by the Nigerian government where the underlying permits have expired. The company has experienced recent difficulty in extending the term of previously issued permits or obtaining new permits, and as a result, the company moved (on a net basis) 6 vessels from Nigerian waters during the six week period ended May 23, 2008 for redeployment to other West Africa markets. Unless a workable permanent solution is developed and implemented, the company is concerned that the remaining existing arrangements will be difficult to further renew or extend, and the company will have to remove additional vessels from Nigerian waters for redeployment elsewhere. The company continues to work diligently with the United States government and the Nigerian authorities in an effort to find a workable solution to these matters. For the fiscal year ended March 31, 2008, approximately 8.5% of the company’s revenues were generated through its Nigerian operations, and the company currently believes that a substantial majority, if not all, of these revenues could be replaced in a reasonable time frame if redeployment of these vessels continues to be necessary.

(11)	Financial Instruments

The company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables and long-term debt whose book values are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk.

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

The company had no spot contracts outstanding at March 31, 2008. The company had two spot contracts outstanding at March 31, 2007, totaling approximately $0.7 million that settled on April 1, 2007.

At March 31, 2008, the company had one Singapore Dollar forward contract outstanding totaling $12.0 million that hedged the company’s foreign exchange exposure relating to the final payment of one of its capital lease obligations. The company is required, per the lease obligation, to make its payment in Singapore dollars and is currently exposed to possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $11.3 million. The company also had six Euro forward contracts outstanding at March 31, 2008 totaling $2.5 million that hedged the company’s foreign exchange exposure relating to the construction commitment of two crewboats at an international shipyard that totaled a U.S. dollar equivalent of approximately $3.4 million. At March 31, 2008, the forward contracts combined change in fair value of these seven forward contracts was approximately $0.2 million and was recorded as an increase to earnings during fiscal 2008 because the forward contracts did not qualify as hedge instruments. All future changes in fair value of the forward contracts will be recorded in earnings.

At March 31, 2007, the company was exposed to possible currency fluctuations related to its commitment to construct two of its anchor handling towing supply vessels at an Indonesian shipyard. The company had four forward contracts outstanding at March 31, 2007 totaling $8.5 million that hedged the company’s foreign exchange exposure relating to the Indonesian shipyard commitments that totaled a U.S. dollar equivalent of approximately $13.9 million. At March 31, 2007, the forward contracts combined change in fair value of the four forward contracts was approximately $0.9 million and was recorded as an increase to earnings during fiscal 2007 because the forward contracts did not qualify as hedge instruments.

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

During fiscal 2008, the company was exposed to possible interest rate fluctuations related to its commitment to the sale/leaseback of three of its vessels to BOAL&C. On March 24, 2006, the company entered into three interest rate swap transactions to effectively fix the amount of the lease payments on three vessels that were under construction that the company agreed to sell and leaseback from BOAL&C. The lease payments, for each respective vessel, are based on the five year swap rate at the time of the lease which will coincide with the delivery of each vessel. Amounts received from the bank or paid to the bank are recorded on the company’s balance sheet as either an other asset or other liability and amortized over the term of the respective leases. The company accounted for the interest rate swaps as a cash flow hedge under SFAS No. 133, as amended. The derivative instruments were carried at fair value on the consolidated balance sheet in other assets or other liabilities depending on the fair value at the balance sheet date. Changes in the fair value of the derivative instruments, to the extent the hedge is effective, were recognized in other comprehensive income (a component of stockholders’ equity). Amounts representing hedge ineffectiveness, if any, were recorded in earnings. All three interest rate swaps matured at various times during fiscal 2008, and, as such, there were no outstanding interest rate swaps at March 31, 2008.

At March 31, 2007, the company had three interest rate swaps to effectively fix the amount of the lease payments on three vessel that were under construction at the time the company agreed to sell and leaseback from BOAL&C. At March 31, 2007, the three interest rate swaps had a combined fair value loss of approximately $0.8 million which is included in other liabilities in the consolidated balance sheet.

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

During fiscal 2008, the company sold and/or scrapped 26 vessels which resulted in gains on sales of assets of approximately $10.6 million.

During fiscal 2007, the company sold, to Crosby Marine Transportation, LLC, 14 of its offshore tugs for a total cash price of $43.7 million. The transaction resulted in an approximate $34.0 million pre-tax financial gain during fiscal 2007, or approximately $20.8 million after-tax, or $0.37 per diluted common share after-tax. The company also sold and/or scrapped an additional 52 vessels which resulted in additional gains on sales of assets of approximately $9.2 million during fiscal 2007.

During fiscal 2006, the company completed the sale of six of its KMAR 404 class of Anchor Handling Towing Supply vessels to Deep Sea Supply ASA for a total cash price of $188.0 million. The transaction resulted in a $65.9 million pre-tax financial gain, or approximately $42.8 million after tax, or $0.74 per diluted common share. The transaction resulted in an approximate $112.0 million taxable gain, but no cash taxes are due because of the availability of net operating loss carryforwards. The company used a portion of the proceeds of the sale to repay $95.0 million of outstanding borrowings under the company’s revolving credit agreement. The company also sold and/or scrapped an additional 45 vessels which resulted in additional gains on sales of assets of approximately $20.4 million during fiscal 2006.

(13)	Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, total assets, and depreciation and amortization and additions to properties and equipment for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

(In thousands)	2008	2007	2006
Revenues (A):
Vessel revenues:
United States	$159,795	229,247	180,374
International (B)	1,055,339	868,335	666,608

	1,215,134	1,097,582	846,982
Other marine revenues	55,037	27,678	30,635

	$1,270,171	1,125,260	877,617

Operating profit:
Vessel activity:
United States	$31,034	91,465	61,227
International	394,855	320,971	186,044

	425,889	412,436	247,271
Impairment of long-lived assets	—	—	(3,050)
Gain on sales of assets	11,449	42,787	86,337
Other marine services	7,102	3,013	6,511

	444,440	458,236	337,069
Other income	29,006	27,468	16,797
Corporate expenses	(40,885)	(25,212)	(21,280)
Interest and other debt costs	(6,992)	(9,657)	(9,074)

Earnings before income taxes	$425,569	450,835	323,512

Total assets:
Marine:
United States	$523,723	591,855	566,706
International (B)	1,953,650	1,564,928	1,455,776

	2,477,373	2,156,783	2,022,482
Investments in and advances to unconsolidated Marine companies	27,433	24,423	34,308

	2,504,806	2,181,206	2,056,790
General corporate	246,974	468,092	307,750

	$2,751,780	2,649,298	2,364,540

Depreciation and amortization:
Marine equipment operations
United States	$18,675	25,071	22,070
International	100,680	90,363	84,824
General corporate depreciation	1,482	750	632

	$120,837	116,184	107,526

Additions to properties and equipment:
Marine equipment operations
United States	$50,154	65,289	46,543
International	326,655	178,803	121,437
General corporate	11,089	13,905	4,428

	$387,898	257,997	172,408

(A)

For fiscal 2008, 2007 and 2006, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 16.3%, 14.8% and 14.7%, respectively, of revenues while Petroleo Brasileiro SA accounted for 10.5% and 10.2% of revenue during fiscal 2008 and 2007, respectively.

(B)

Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $1.5 billion, $1.3 billion and $1.3 million at March 31, 2008, 2007 and 2006, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $6.8 million, $8.0 million and $5.1 million at March 31, 2008, 2007, and 2006, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(14)	Supplementary Information—Quarterly Financial Data (Unaudited)

Years Ended March 31, 2008 and 2007

(In thousands, except per share data)

2008	First	Second	Third	Fourth

Revenues	$305,482	319,046	314,215	331,428

Operating profit	$113,940	108,730	111,976	109,794

Net earnings	$87,542	86,466	89,370	85,385

Basic earnings per share	$1.56	1.57	1.67	1.64

Diluted earnings per share	$1.55	1.56	1.66	1.63

2007	First	Second	Third	Fourth

Revenues	$269,820	273,979	287,913	293,548

Operating profit	$97,853	132,210	118,288	109,885

Net earnings	$71,449	104,191	93,409	87,597

Basic earnings per share	$1.25	1.87	1.69	1.58

Diluted earnings per share	$1.23	1.86	1.67	1.56

Operating profit consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and other income and expenses of the company’s vessel operations.

See Notes 1, 2, 3, 4, 7, 8, 10, 11 and 12 for detailed information regarding transactions that affect fiscal 2008 and 2007 quarterly amounts. A discussion of current market conditions appears in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(15)	Subsequent Events

During the period April 1, 2008 through May 15, 2008, pursuant to the company’s stock repurchase plan discussed in Note 8, the company repurchased 915,900 shares of common stock for an aggregated price of $53.6 million, or an average price of $58.56 per share.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2008, 2007 and 2006

(In thousands)

Column A	Column B	Column C	Column D		Column E
Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period
2008
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$5,890	—	570	(A)	5,319

2007
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,265	—	375	(A)	5,890

2006
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$7,138	31	904	(A)	6,265

(A)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2008

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

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 31, 2007 (filed with the Commission as Exhibit 3.2 to Form 8-K on June 6, 2007).

Financing Agreements

10.1A	First Amendment dated May 18, 2005 to Amended and Restated Revolving Credit Agreement (filed with the Commission on Form 8-K on May 20, 2005, File No. 1-6311).

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

10.19+	2006 Stock Incentive Plan effective July 20, 2006, (filed as Exhibit 99.1 to the Form 8-K filed with the Commission on March 27, 2007, File No. 1-6311).

10.20*+	Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan.

10.21*+	Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008.

Other Incentive Plans

10.22+

Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003 (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.23+

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

10.25+

Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000 (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.26+

Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 17, 2005, (filed with the Commission as Exhibit 10.22 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.27+

Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective March 31, 2005, (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.28+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective December 13, 2006 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-6311).

10.29+	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.2 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.30+	Tidewater Inc. Executive Officer Annual Incentive Plan for Fiscal 2006 (filed with the Commission as Exhibit 10.1 on Form 8-K dated June 1, 2005, File No. 1-6311).

10.31+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.32+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.33*+	Amended and Restated Tidewater Inc. Management Annual Incentive Plan effective January 30, 2008.

10.34*+	Amended and Restated Tidewater Inc. Executive Officer Annual Incentive Plan effective January 30, 2008.

10.35*+	Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008.

10.36*+	Amendment to the Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc. effective January 30, 2008.

Other Compensation Arrangements

10.37+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.38+	Summary of 2006 Executive Officers Base Salaries (filed with the Commission on Form 8-K on March 29, 2006, File No. 1-6311).

10.39+

Summary of Bonuses paid to three Executive Officers of the Company under the Tidewater Inc. 2006 Management Annual Incentive Plan, and of Bonus paid to the Company’s Chief Executive Officer under the Tidewater Inc. Executive Officer Annual Incentive Plan for fiscal year 2006 (filed with the Commission on Form 8- K on March 29, 2006, File No. 1-6311).

10.40+

Summary of Restricted Stock and Stock Options awarded to five Executive Officers of the Company under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission on Form 8-K on March 27, 2007, File No. 1-6311).

10.41+	Severance Agreement between Tidewater Inc. and J. Keith Lousteau dated as of May 10, 2007 (filed with the Commission as Exhibit 10.1 on Form 8-K dated May 14, 2007, File No. 1-6311).

10.42+

Summary of Restricted Stock and Stock Options awarded to four Executive Officers of the Company under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission on Form 8-K on March 11, 2008, File No. 1-6311.)

10.43+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.44+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.45+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.46+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.47*+	Retirement Agreement between Tidewater Inc. and J. Keith Lousteau dated April 24, 2008.

Change of Control Agreements

10.48+

Form of Amended and Restated Change of Control Agreement dated October 1, 1999 with four executive officers of Tidewater Inc. (filed with the Commission as Exhibit 10(c) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.49+	Form of Change of Control Agreement for Executive Officers (filed with the Commission as Exhibit 10.1 on Form 8-K dated October 2, 2007, File No. 1-6311).

10.50+	Form of Change of Control Agreement for Other Officers (filed with the Commission as Exhibit 10.2 on Form 8-K dated October 2, 2007, File No. 1-6311).

Other Exhibits

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.