Form 10-Q
period 2008-06-30
TIDEWATER INC
filed 2008-08-01
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

51,537,953 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 25, 2008. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	June 30, 2008	March 31, 2008
Current assets:
Cash and cash equivalents	$184,670	270,205
Trade and other receivables, net	332,516	308,813
Marine operating supplies	47,754	46,369
Other current assets	13,083	5,208
Total current assets	578,023	630,595
Investments in, at equity, and advances to unconsolidated companies	25,659	27,433
Properties and equipment:
Vessels and related equipment	2,975,735	2,867,391
Other properties and equipment	82,662	82,357
	3,058,397	2,949,748
Less accumulated depreciation and amortization	1,282,943	1,270,710
Net properties and equipment	1,775,454	1,679,038
Goodwill	328,754	328,754
Other assets	94,031	85,960
Total assets	$2,801,921	2,751,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	9,776	10,059
Accounts payable	91,724	93,147
Accrued expenses	56,248	54,497
Accrued property and liability losses	6,167	6,271
Other current liabilities	52,909	34,930
Total current liabilities	216,824	198,904
Long-term debt	300,000	300,000
Deferred income taxes	193,006	189,605
Accrued property and liability losses	11,319	12,530
Other liabilities and deferred credits	123,214	120,657

Commitment and contingencies (Note 5)

Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 51,532,953 shares at June and 52,318,806 shares at March	5,153	5,232
Other stockholders’ equity	1,952,405	1,924,852
Total stockholders’ equity	1,957,558	1,930,084
Total liabilities and stockholders’ equity	$2,801,921	2,751,780

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2008	2007
Revenues:
Vessel revenues	$328,371	292,891
Other marine revenues	11,683	12,591
	340,054	305,482
Costs and expenses:
Vessel operating costs	176,728	138,540
Costs of other marine revenues	10,429	11,747
Depreciation and amortization	30,621	28,197
General and administrative	35,108	31,512
Gain on sales of assets	(10,387)	(6,930)
	242,499	203,066
	97,555	102,416

Other income (expenses):
Foreign exchange loss	(1,190)	(525)
Equity in net earnings of unconsolidated companies	4,196	3,386
Interest income and other, net	1,899	5,641
Interest and other debt costs	(320)	(2,842)
	4,585	5,660
Earnings before income taxes	102,140	108,076
Income taxes	17,364	20,534
Net earnings	$84,776	87,542

Basic earnings per common share	$1.65	1.56

Diluted earnings per common share	$1.64	1.55

Weighted average common shares outstanding	51,519,584	56,072,548
Dilutive effect of stock options and restricted stock	295,455	446,798
Adjusted weighted average common shares	51,815,039	56,519,346

Cash dividends declared per common share	$0.25	0.15

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,
	2008	2007
Operating activities:
Net earnings	$84,776	87,542
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	30,621	28,197
Provision for deferred income taxes	(9,874)	(14,285)
Gain on sales of assets	(10,387)	(6,930)
Equity in earnings of unconsolidated companies, net of dividends	1,462	(3,403)
Compensation expense - stock-based	2,945	3,436
Excess tax benefit on stock options exercised	(1,408)	(13,243)
Changes in assets and liabilities, net:
Trade and other receivables	(18,653)	7,732
Marine operating supplies	(1,385)	3,044
Other current assets	(7,875)	(5,449)
Accounts payable	(1,918)	2,772
Accrued expenses	1,751	4,988
Accrued property and liability losses	(105)	(33)
Other current liabilities	20,043	11,110
Other, net	2,724	15,680
Net cash provided by operating activities	92,717	121,158
Cash flows from investing activities:
Proceeds from sales of assets	12,093	24,501
Additions to properties and equipment	(129,657)	(111,543)
Other	312	—
Net cash used in investing activities	(117,252)	(87,042)
Cash flows from financing activities:
Principal payments on capitalized lease obligations	(283)	(1,000)
Proceeds from issuance of common stock	4,376	36,603
Cash dividends	(12,867)	(8,490)
Stock repurchases	(53,634)	(113,685)
Excess tax benefits on stock options exercised	1,408	13,243
Net cash used in financing activities	(61,000)	(73,329)
Net change in cash and cash equivalents	(85,535)	(39,213)
Cash and cash equivalents at beginning of period	270,205	393,806
Cash and cash equivalents at end of period	$184,670	354,593
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$238	1,517
Income taxes	$13,706	13,078
Non-cash financing activities:
Capitalized leases	$—	16,938

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Interim Financial Statements

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

The consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. The company uses the equity method to account for equity investments in which the company exercises significant influence but does not exercise control and is not the primary beneficiary.

(2) Stockholders’ Equity

Common Stock Repurchase Program

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. For the three-month period ended June 30, 2008, the company expended $53.6 million for the repurchase and cancellation of 915,900 common shares, or an average price paid per common share of $58.56. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company used $250.0 million for the repurchase and cancellation of 4,502,100 common shares, at an average price paid per common share of $55.53.

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

Dividend Program

On May 28, 2008, the company’s Board of Directors declared a quarterly dividend of $0.25 per share which represents a 67% increase in the previously paid quarterly dividend rate of $0.15 per share and is the first dividend increase since 1996. Future dividends are subject to declaration by the company’s Board of Directors.

(3) Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarters ended June 30, 2008 and 2007 was 17% and 19%, respectively. The reduction in the effective tax rate during quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007, is a result of the company’s proportionally greater profitability from international operations, where statutory income tax rates are generally lower than those applicable to the U.S. operations.

Effective April 1, 2007, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The company’s balance sheet at June 30, 2008 reflects $41.9 million of tax liabilities for uncertain tax positions. The liabilities are attributable to the IRS disallowance of all claimed deductions from taxable income related to the company’s Foreign Sales Corporation and the Extraterritorial Income Exclusion for fiscal years 1999 through 2008, a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $12.4 million of unrecognized tax benefits related to a state tax issue, including interest of $0.9 million. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

On January 9, 2008, the U.S. District Court for the Eastern District of Louisiana rendered a summary judgment in the company’s favor concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. On March 6, 2008, the IRS appealed the district court’s decision to the Fifth Circuit Court of Appeals. Although the ultimate resolution of this matter can not be predicted, it is reasonably possible that the dispute will be resolved within the next twelve months. The company has approximately $28.9 million of tax liabilities recorded at June 30, 2008, with respect to this issue, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000 that would be reversed should these deductions ultimately be allowed.

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2001. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations although resolution of outstanding audit issues could reduce reported tax expense and the related effective tax rate.

Included in other current liabilities at June 30, 2008 and March 31, 2008 are income taxes payable of $36.0 million and $22.1 million, respectively.

(4) Employee Benefit Plans

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.4 million to the defined benefit pension plan during the quarter ended June 30, 2008 and expects to contribute an additional $1.3 million to the plan during the remainder of the current fiscal year. The company contributed $0.3 million to the defined benefit pension plan during the quarter ended June 30, 2007.

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

	Quarter Ended June 30,
(In thousands)	2008	2007
Pension Benefits:
Service cost	$265	297
Interest cost	1,150	1,052
Expected return on plan assets	(635)	(638)
Amortization of prior service cost	3	6
Recognized actuarial loss	400	488
Net periodic benefit cost	$1,183	1,205

Other Benefits:
Service cost	$281	342
Interest cost	514	458
Amortization of prior service cost	(496)	(547)
Recognized actuarial loss	268	339
Net periodic benefit cost	$567	592

(5) Commitments and contingencies

Vessel Commitments

As of June 30, 2008, the company has commitments to build 59 vessels at a total cost of approximately $1.2 billion, which includes contract costs and other incidental costs. The company is committed to the construction of 25 anchor handling towing supply vessels ranging between 6,500 to 13,600 brake horsepower (BHP), 28 platform supply vessels, four crewboats, and two offshore tugs. Scheduled delivery of the vessels is expected to begin in August 2008 with delivery of the final vessel in July 2012. As of June 30, 2008, $310.8 million has been expended on these vessels.

The company’s vessel construction program has been designed to, over time, replace the company’s aging fleet of vessels with fewer, larger and more efficient vessels and to opportunistically expand the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and are candidates for replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity or new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years. The company believes that it has sufficient financial capacity to support a $1.0 billion annual investment in acquiring or building new vessels for the intermediate term, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company stays in regular contact with its historical sources of capital and liquidity and monitors most other capital markets on an on-going basis. The company believes that adequate capital and liquidity will be available to fund the continuation of its fleet replacement program, although given constraints in the debt and capital markets, the terms and pricing of such capital or borrowings may not be as advantageous as the company has enjoyed historically.

The company has recently experienced some delays in the expected deliveries of equipment for vessels under construction (as has the offshore supply vessel industry in general). Further delays are possible. Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Delays in the expected deliveries of any of these vessels could result in penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Internal Investigation

In its Form 10-K for its fiscal year ended March 31, 2008, the company reported that special counsel which had been previously engaged by the company’s Audit Committee to conduct an internal investigation into certain FCPA matters had substantially completed its investigation and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported in earlier periodic filings of the company. The company further reported in its Form 10-K that the company has been diligently responding to special counsel’s observations and recommendations to upgrade its overall compliance posture and implement a more robust company-wide FCPA compliance and training program.

During the course of the investigation, special counsel has been periodically providing the Department of Justice and the Securities and Exchange Commission with informational updates and, in June 2008, special counsel reported its most recent updated findings to these agencies. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine-month period ending on October 10, 2008. The agreement expressly provides that it does not constitute an admission by the company of any facts or of any wrongdoing. The Department of Justice has recently requested changes to the existing tolling agreement to reflect the current scope of special counsel’s investigation and to extend the tolling period for several more months. The company is likely to enter into an amended tolling agreement with the Department of Justice to reflect these changed terms. The Securities and Exchange Commission has also requested a tolling agreement and the company expects to enter into a separate tolling agreement with the Securities and Exchange Commission on substantially similar terms. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, what potential remedies or sanctions, if any, these agencies may seek, and what the time frame for resolution of this matter may be. These agencies have requested certain documents and information. The company has been voluntarily cooperating with those requests and expects to have additional meetings with the agencies as the limited remaining investigative work is completed or as otherwise warranted. In the meantime, however, after considering the findings reported by special counsel, management and the Board of Directors have initiated disciplinary measures against company employees implicated by the findings of the investigation.

Based on the findings of the investigation reported to the company and the Audit Committee to date, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of June 30, 2008. Should additional information be obtained, the company will, if necessary, record a provision when the amount is probable and reasonably estimable. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

The company continues to operate approximately 20 vessels in Nigerian offshore waters, either under valid permits, extensions of valid permits, or under temporary arrangements not objected to by the Nigerian government where the underlying permits have expired. Over the past year, the company has, from time to time, experienced difficulty in extending the term of previously issued permits or obtaining new permits. Unless a workable permanent solution is developed and implemented, the company is concerned that the existing arrangements may, from time to time, be difficult to further renew or extend, and the company may have to remove vessels from Nigerian waters for redeployment elsewhere. The company continues to work diligently with the United States government and the Nigerian authorities in an effort to find a workable solution to these matters. For the first quarter, approximately 8% of the company’s revenues were generated through its Nigerian operations, and the company currently believes that a substantial majority, if not all, of these revenues could be replaced in a reasonable time frame if redeployment of these vessels becomes necessary.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. At June 30, 2008, $5.1 million remains payable to MNOPF in additional contributions, which is fully accrued. In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of the future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(6) Financial Instruments

On April 1, 2008, the company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), for financial assets and liabilities that are measured and reported at fair value on a recurring basis. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The adoption of SFAS No. 157 had no impact on the company’s financial position, results of operations or cash flows for the quarter ended June 30, 2008.

The company’s primary financial instruments required to be measured and recorded at fair value consist of investments held by participants in a supplemental executive retirement plan, a deferred supplemental savings plan and a multinational savings plan. These investments are valued based on quoted market prices and are carried at $30.2 million at June 30, 2008.

The company also enters into certain foreign exchange and interest rate derivatives which are recorded at fair value. The derivative instruments are valued using quoted prices and quotes obtainable from the counterparties to the derivative instruments. The company considers these derivatives to be immaterial to the financial statements at June 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No.159 became applicable to the company on April 1, 2008. The company has chosen not to adopt the provisions of SFAS No. 159 for its existing financial instruments.

(7) Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133” (SFAS No. 161), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early adoption has been encouraged by FASB. The company is currently assessing SFAS No. 161.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51” (SFAS No. 160) which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Early adoption is prohibited. The company is assessing SFAS No. 160 and has not yet determined the impact that the adoption of SFAS No. 160 will have on its results of operations or financial position.

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

(8) Subsequent Events

In July 2008, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company would use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors.

(9) Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2008 and 2007. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine services relate to the third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended June 30,
(In thousands)	2008	2007
Revenues:
Vessel revenues:
United States	$40,102	43,072
International	288,269	249,819
	328,371	292,891
Other marine revenues	11,683	12,591
	$340,054	305,482
Marine operating profit:
Vessel activity:
United States	$9,289	10,365
International	87,262	95,910
	96,551	106,275
Gain on sales of assets	10,387	6,930
Other marine services	1,104	735
Operating profit	$108,042	113,940
Equity in net earnings of unconsolidated companies	4,196	3,386
Interest and other debt costs	(320)	(2,842)
Corporate general and administrative	(10,568)	(11,097)
Other income	790	4,689
Earnings before income taxes	$102,140	108,076
Depreciation and amortization:
Marine equipment operations:
United States	$4,495	4,369
International	25,771	23,504
General corporate depreciation	355	324
	$30,621	28,197
Additions to properties and equipment:
Marine equipment operations:
United States	$5,904	15,581
International	123,659	102,846
General corporate	94	10,054
	$129,657	128,481

The following table provides a comparison of total assets at June 30, 2008 and March 31, 2008:

(In thousands)	June 30, 2008	March 31, 2008
Total assets:
Marine:
United States	$525,295	523,723
International	2,075,589	1,953,650
	2,600,884	2,477,373
Investments in and advances to unconsolidated Marine companies	25,659	27,433
	2,626,543	2,504,806
General corporate	175,378	246,974
	$2,801,921	2,751,780

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2008, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 29, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, in 2008. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
July 30, 2008

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission (SEC) on May 30, 2008 and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

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

Overview

The company provides services and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet that is ultimately dependent upon oil and natural gas prices that, in turn, are determined by the supply/demand relationship for crude oil and natural gas. The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

General Market Conditions and Results of Operations

Offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by fleet size, vessel utilization and day rates because operating costs and depreciation do not change proportionally with changes in revenue. Operating costs primarily consist of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies and vessel operating leases. Fleet size and utilization are the major factors which affect crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. A certain number of drydockings are required over a given period to meet regulatory requirements. Drydocking costs are incurred only if economically justified, taking into consideration the vessel’s age, physical condition and future marketability. If a required drydocking is not performed, the vessel is either stacked or sold as it is not permitted to work without the proper certifications. When the company takes a productive vessel out of service for drydocking, the company not only incurs the drydocking cost but also loses revenue from that vessel during the drydock period. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues. In the current environment of record dayrates in international markets, drydockings have taken on an increasing importance to the company and its financial performance. Our older vessels, for which demand remains strong, require more frequent repair and drydockings, while some of the newer vessels built over the last eight years are now experiencing their first and second required regulatory drydockings. The combination of these factors has led to increased levels of expenditures for drydockings and can distort operating revenues within any period. Although the company attempts to efficiently manage its fleet drydocking schedule to minimize the disruptive effect, recent inflation in shipyard pricing and the heavy workloads at the shipyards are resulting in increased drydocking costs, increased days off hire at shipyards, and therefore, increased loss of revenue. The company does not see the shipyard situation improving in the foreseeable future and expects that the timing of drydockings in the future will result in continued quarterly volatility in repair and maintenance costs and loss in revenue. Fuel and lube costs can fluctuate in any given period depending on the number of mobilizations that occur in any given period.

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

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet and the related percentage of total revenue for the quarters ended June 30, 2008 and 2007 and for the quarter ended March 31, 2008. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2008	%	2007	%	2008	%
Revenues:
Vessel revenues:
United States	$40,102	12%	43,072	14%	36,838	11%
International	288,269	85%	249,819	82%	277,367	84%
	328,371	97%	292,891	96%	314,205	95%
Other marine revenues	11,683	3%	12,591	4%	17,223	5%
	$340,054	100%	305,482	100%	331,428	100%
Operating costs:
Vessel operating costs:
Crew costs	$93,152	27%	76,245	25%	82,642	25%
Repair and maintenance	35,848	11%	24,558	8%	28,125	8%
Insurance and loss reserves	5,473	2%	6,038	2%	5,542	2%
Fuel, lube and supplies	15,166	4%	11,316	4%	14,735	4%
Vessel operating leases	1,749	1%	766	<1%	1,660	1%
Other	25,340	7%	19,617	6%	22,464	7%
	176,728	52%	138,540	45%	155,168	47%
Costs of other marine revenues	10,429	3%	11,747	4%	14,444	4%
	$187,157	55%	150,287	49%	169,612	51%

The following table subdivides vessel operating costs presented above by the company’s United States and International segments and its related percentage of total revenue for the quarters ended June 30, 2008 and 2007 and for the quarter ended March 31, 2008.

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2008	%	2007	%	2008	%
Operating costs:
United States vessel operating costs:
Crew costs	$15,088	4%	16,836	6%	15,059	5%
Repair and maintenance	3,952	1%	3,933	1%	2,289	1%
Insurance and loss reserves	1,845	1%	2,295	1%	1,527	<1%
Fuel, lube and supplies	678	<1%	716	<1%	496	<1%
Vessel operating leases	787	<1%	69	<1%	787	<1%
Other	1,439	<1%	1,748	1%	1,701	1%
	23,789	7%	25,597	8%	21,859	7%
International vessel operating costs:
Crew costs	$78,064	23%	59,409	19%	67,583	20%
Repair and maintenance	31,896	9%	20,625	7%	25,836	8%
Insurance and loss reserves	3,628	1%	3,743	1%	4,015	1%
Fuel, lube and supplies	14,488	4%	10,600	3%	14,239	4%
Vessel operating leases	962	<1%	697	<1%	873	<1%
Other	23,901	7%	17,869	6%	20,763	6%
	152,939	45%	112,943	37%	133,309	40%
Total operating costs	$176,728	52%	138,540	45%	155,168	47%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.0 million of billings as of June 30, 2008 ($5.7 million of billings as of March 31, 2008), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s consolidated net earnings for the quarter ended June 30, 2008 decreased approximately 3% compared to the net earnings achieved during the same period in fiscal 2008 primarily due to higher vessel operating costs and the impact of increased drydocking days in the current quarter on revenue. The company’s United States (U.S.) revenues decreased approximately 7%, or $3.0 million, during the quarter ended June 30, 2008, as compared to the same period in fiscal 2008, while the company’s international revenues increased $38.5 million, or approximately 15%, during the same comparative period. Domestic-based vessel operating costs decreased approximately 7%, or $1.8 million, during the current quarter ended June 30, 2008, as compared to the same period in fiscal 2008, while the company’s international-based vessel operating costs increased approximately 35%, or $40.0 million, during the same comparative period. A significant portion of the company’s operations are conducted internationally. For the quarter ended June 30, 2008, revenues generated from international operations as a percentage of the company’s total revenues were 85%.

The company’s U.S.-based revenues for the first quarter of fiscal 2009 decreased as compared to the same period in fiscal 2008 primarily due to lower utilization on the U.S.-based vessels resulting from lower demand for the company’s vessels in the Gulf of Mexico offshore vessel market. Demand for vessels in the shallow water Gulf of Mexico offshore vessel market diminished as repair work on the offshore energy infrastructure that was damaged by Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in August and September 2005, respectively, was completed and numerous drilling rigs have relocated to international areas. The number of available drilling rigs in the U.S. market should continue to be the primary driver of the company’s future profitability in the U.S. market and, at present, the offshore rig count in the Gulf of Mexico remains at very low levels as compared to past industry up cycles. The strength of the international drilling market attracted offshore rigs from the U.S. market over the past few years and this trend is expected to continue for the foreseeable future. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. In addition, consolidation could result in the absorption of an oil and gas company with which the company has a strong commercial relationship into another company with which the company does not.

The deepwater offshore energy market is a growing segment of the energy market as record breaking energy prices drive more focus and capacity on the offshore deepwater market. Worldwide rig construction continues as rig owners capitalize on the high worldwide demand for drilling. Published reports suggest that over the next four years, the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 185 rigs which will supplement the current approximate 720 movable rigs worldwide. In addition, infrastructure investment is also being made in the floating production units market where approximately 85 new floating production units are currently under construction, which are expected to be delivered over the next four years.

Approximately 735 new-build vessels (platform supply vessels and anchor handlers only) are expected to be delivered to the worldwide offshore vessel market over the next four years as reported by ODS-Petrodata. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates. However, the worldwide offshore marine vessel industry has a large number of aging vessels that are nearing or exceeding their original estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels may negate, at least in part, the potential effects the offshore marine vessel industry may encounter when the new-build vessels are delivered to the market. Additional vessel demand should be created with the addition of new drilling rigs and floating production units over the next few years which should help minimize the effects of 735 new-build vessels (platform supply vessels and anchor handlers only) being added to the offshore support vessel fleet.

Commodity prices for crude oil and natural gas are critical factors in E&P companies’ decisions to retain their drilling rigs in the U.S. Gulf of Mexico market or mobilize the rigs to more profitable international markets. Commodity prices for natural gas have strengthened since mid-November 2007 due to some production shut-ins, lower liquid natural gas imports and stronger demand for natural gas due to colder than expected late winter weather. Winter ending inventory levels for the resource were approximately 18% below last year’s level which bodes well for natural gas pricing during calendar year 2008 assuming storage levels do not approach full capacity during the summer injection season as has been the case during calendar years 2006 and 2007. The company’s U.S. results of operations are primarily driven by natural gas exploration and production and, given the relative uncertainty of natural gas pricing, it is unknown how U.S.-based vessel demand will be affected. Nonetheless, the prospects for E&P companies increasing their U.S.-based capital spending budgets look better today than a few short months ago.

While all of these factors create uncertainty as to the immediate future activity level of the U.S. vessel market, the company’s assets are highly mobile and should the U.S. market weaken further, the company has the ability to redeploy some of its vessels to international markets where the vessels may benefit from strong average day rates and earnings taxed at statutory income tax rates that are typically lower than in the United States. The company will continue to assess the demand for vessels in the Gulf of Mexico and consider relocating additional vessels to stronger international areas as necessary.

The strength in the company’s international-based revenues during the first quarter of fiscal 2009 can be attributed to higher average day rates and an increase in the number of vessels operating internationally. Average day rates for the total international-based fleet increased approximately 17% during the first quarter of fiscal 2009 as compared to the same period in fiscal 2008. The company’s international results of operations have been primarily dependent on the supply and demand relationship of crude oil. Crude oil prices soared during the first half of calendar year 2008 and surpassed the $140 per barrel mark during the company’s first quarter of fiscal 2009. Analysts expect future crude oil prices to remain at strong price levels for the rest of calendar year 2008 and well beyond due to strong global consumer demand for crude oil which is driven by emerging economies, dwindling excess OPEC production capacity, continuing concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC, and production declines in mature oil fields. Management anticipates international vessel demand will remain strong as long as crude oil prices remain at levels that would support E&P companies continuing to expend their anticipated E&P spending budgets.

Marine operating profit and other components of earnings before income taxes and its related percentage of total revenue for the quarters ended June 30 and March 31 consists of the following:

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2008	%	2007	%	2008	%
Vessel activity:
United States	$9,289	3%	10,365	3%	8,357	3%
International	87,262	26%	95,910	31%	97,037	29%
	96,551	28%	106,275	35%	105,394	32%
Gain on sales of assets	10,387	3%	6,930	2%	1,757	1%
Other marine services	1,104	<1%	735	<1%	2,643	1%
Operating profit	$108,042	32%	113,940	37%	109,794	33%
Equity in net earnings of unconsolidated companies	4,196	1%	3,386	1%	4,217	1%
Interest and other debt costs	(320)	(<1%)	(2,842)	(1%)	(1,279)	(<1%)
Corporate general and administrative	(10,568)	(3%)	(11,097)	(4%)	(10,467)	(3%)
Other income	790	<1%	4,689	2%	2,111	1%
Earnings before income taxes	$102,140	30%	108,076	35%	104,376	31%

United States-based Operations

U.S.-based vessel revenues for the first quarter of fiscal 2009 decreased approximately 7%, or $3.0 million, as compared to the first quarter of fiscal 2008 due primarily to lower utilization rates as a result of weakness in the GOM market during the comparative periods. U.S. based vessel revenue for the first quarter of fiscal 2009 increased approximately 9%, or $3.3 million, as compared to the fourth quarter of fiscal 2008 due to a 7% increase in average day rates and a 5% increase in utilization rates, reflecting a resurgence in activity levels as a result of improving natural gas prices.

Revenues on the active towing supply/supply of vessels, the company’s major income producing vessel class in the domestic market, decreased approximately 29%, or $7.3 million, during the first quarter of fiscal 2009 as compared to the same period in fiscal 2008, while revenues on this same class increased approximately 25%, or $3.5 million, during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008. Revenues on the company’s deepwater class of vessels increased approximately 38%, or $4.7 million, during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, while revenues on this same class were comparable to the revenues earned during the fourth quarter of fiscal 2008. The company’s crew/utility class of vessels experienced a decrease in revenues of approximately 6% and 3%, or $0.4 million and $0.2 million, during the first quarter of fiscal 2009 as compared to the first and fourth quarters of fiscal 2008, respectively.

Average day rates on the towing supply/supply class of vessels during the first quarter of fiscal 2009 decreased a modest 3% as compared to the average day rates achieved during the first quarter of fiscal 2008 and increased approximately 18% as compared to the fourth quarter of fiscal 2008. Utilization rates on this same class of vessel decreased approximately 19% during the first quarter of fiscal 2009 as compared to the same period in fiscal 2008 but increased approximately 8% as compared to the fourth quarter of fiscal 2008. Average day rates for the company’s deepwater class of vessels increased approximately 5% and 3% during the first quarter of fiscal 2009 as compared to the first and fourth quarters of fiscal 2008, respectively. Utilization rates on the deepwater class increased approximately 4% during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, but decreased approximately 3% as compared to the fourth quarter of fiscal 2008. Average day rates on the crew/utility class of vessels during the first quarter of fiscal 2009 were comparable to the rates achieved during the first quarter of fiscal 2008 and decreased 3% compared to the fourth quarter of fiscal 2008. Utilization rates on the crew/utility class of vessel decreased approximately 13% during the first quarter of fiscal 2009 as compared to the same period in fiscal 2008 and increased approximately 6% as compared to the fourth quarter of fiscal 2008.

Current quarter revenues were slightly dampened by the scheduled drydock of one of the company’s deepwater vessels which resulted in the vessel earning revenue on fewer days during the current quarter. The scheduled maintenance days also had an impact on the domestic-based deepwater vessel utilization statistics and repair and maintenance costs during the quarter ended June 30, 2008.

During the first quarter of fiscal 2009, operating profit for the U.S.-based vessels decreased approximately $1.1 million, or approximately 10%, as compared to the first quarter of fiscal 2008, due primarily to lower revenues. Operating profit increased approximately 11%, or $1.0 million, during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 due to higher average day rates and utilization on the U.S.-based towing supply/supply vessels. Higher revenues earned during the current quarter were slightly offset by higher repair and maintenance costs.

International-based Operations

International-based vessel revenues increased approximately 15%, or $38.5 million, during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008, due primarily to higher average day rates on all vessel classes operating in international markets and to an increase in the number of vessels operating internationally. International-based vessel revenues increased approximately 4%, or $10.9 million, during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, due primarily to higher total average day rates.

For the first quarter of fiscal 2009 as compared to same period in fiscal 2008, 103%, 1%, 2% and 1% of the international revenue growth was generated by the company’s towing supply/supply, crew/utility, offshore tug and other classes of vessels, respectively. The company’s international towing supply/supply, crew/utility, offshore tug and other classes of vessels generated approximately 83%, 10%, 19%, and 4% of the revenue growth during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, respectively.

During the first quarter of fiscal 2009, the deepwater class of vessels had a loss of revenue of approximately 4% as compared to the first quarter of fiscal 2008, as a result of an increased number of maintenance days during the current quarter resulting from a higher level of drydockings performed which decreased the utilization rate on the deepwater class of vessel. The deepwater class of vessels also had a loss of revenue of approximately 3% during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008, due to lower average day rates on the class of vessel, resulting from the drydockings of several of the company’s larger deepwater vessels during the quarter that generate day rates higher than the vessel class average.

Average day rates on the international deepwater class of vessels during the first quarter of fiscal 2009 increased approximately 7% compared to the same period in fiscal 2008 but decreased approximately 3% during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008. Utilization rates on the deepwater class of vessels decreased approximately 13% during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 and was comparable to the fourth quarter of fiscal 2008. Average day rates for the company’s international towing supply/supply class of vessels increased approximately 23% and 5% during the first quarter of fiscal 2009 as compared to the first and fourth quarters of fiscal 2008, respectively. Utilization rates on the international towing supply/supply class of vessels during the first quarter of fiscal 2009 was comparable to the same period in fiscal 2008 but increased a modest 1% during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008. Average day rates on crew/utility class of vessels increased approximately 7% and 3% during the first quarter of fiscal 2009 as compared to the first and fourth quarters of fiscal 2008, respectively. Utilization rates on crew/utility class of vessels during the first quarter of fiscal 2009 were comparable to the rates achieved during the first quarter of fiscal 2008 and increased a modest 1% during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008. Average day rates on the international offshore tugs increased approximately 27% and 21% during the first quarter of fiscal 2009 as compared to the first and fourth quarters of fiscal 2008, respectively, while utilization rates on this same class of vessels decreased approximately 16% and 6% during the same comparative periods, respectively.

International-based vessel operating profit for the first quarter of fiscal 2009 decreased approximately 9% and 10%, or $8.6 million and $9.8 million, as compared to the first and fourth quarters of fiscal 2008, respectively, due to higher vessel operating costs (primarily crew costs, repair and maintenance and other type costs) despite earning higher international-based revenues during the respective time periods. In addition, international-based general and administrative costs for the first quarter of fiscal 2009 increased approximately 24% and 5% as compared to the first and fourth quarters of fiscal 2008, respectively.

While international-based vessel revenues improved during the current quarter, as compared to the first and fourth quarters of fiscal 2008, the revenue line was negatively impacted by an increased number of maintenance days during the current quarter resulting from a higher level of drydockings performed. The increased number of maintenance days negatively impacted the utilization statistics of the company’s vessels during the current quarter, as compared to the first and fourth quarters of fiscal 2008.

Other Items

Insurance and loss reserves for the first quarter of fiscal 2009 decreased approximately 9% and 1%, as compared to the first and fourth quarters of fiscal 2008, respectively, due to lower loss reserves recorded in the current period resulting from the company’s safety record.

Gain on sales of assets for the first quarter of fiscal 2009 increased approximately 50%, or $3.5 million, from the same period in fiscal 2008 due to higher gains earned on the mix of vessels sold. Gain on sales of assets increased $8.6 million during the first quarter of fiscal 2009 as compared to the fourth quarter of fiscal 2008 because of a higher number of vessel sales during the current quarter.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2008 and 2007 and March 31, 2008:

	Quarter Ended June 30,		Quarter Ended March 31,
	2008	2007	2008
UTILIZATION:
United States-based fleet:
Deepwater vessels	94.9%	91.3	97.5
Towing-supply/supply	49.8	61.0	46.2
Crew/utility	77.3	88.3	73.0
Total	63.0%	70.3	60.1
International-based fleet:
Deepwater vessels	83.6%	96.3	83.5
Towing-supply/supply	77.2	77.4	76.7
Crew/utility	86.1	86.2	85.1
Offshore tugs	53.4	63.4	56.7
Other	41.8	54.7	58.7
Total	76.6%	79.0	76.7
Worldwide fleet:
Deepwater vessels	85.9%	95.5	86.4
Towing-supply/supply	73.6	75.0	72.7
Crew/utility	84.7	86.5	83.1
Offshore tugs	53.4	63.4	56.7
Other	41.8	54.7	58.7
Total	74.8%	77.8	74.5

AVERAGE VESSEL DAY RATES:
United States-based fleet:
Deepwater vessels	$24,514	23,432	23,904
Towing-supply/supply	11,633	11,951	9,863
Crew/utility	6,010	5,992	6,201
Total	$12,835	12,001	12,027
International-based fleet:
Deepwater vessels	$24,728	23,175	25,474
Towing-supply/supply	11,660	9,478	11,117
Crew/utility	4,965	4,663	4,819
Offshore tugs	8,931	7,044	7,413
Other	9,893	5,653	5,140
Total	$11,221	9,557	10,766
Worldwide fleet:
Deepwater vessels	$24,679	23,218	25,110
Towing-supply/supply	11,658	9,774	11,013
Crew/utility	5,114	4,855	5,018
Offshore tugs	8,931	7,044	7,413
Other	9,893	5,653	5,140
Total	$11,396	9,852	10,900

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2008 and 2007 and for the quarter ended March 31, 2008:

	Quarter Ended June 30,		Quarter Ended March 31,
	2008	2007	2008
United States-based fleet:
Deepwater vessels	8	6	8
Towing-supply/supply	34	38	34
Crew/utility	13	12	14
Total	55	56	56
International-based fleet:
Deepwater vessels	31	30	31
Towing-supply/supply	226	218	227
Crew/utility	70	74	70
Offshore tugs	36	37	36
Other	5	5	5
Total	368	364	369
Owned or chartered vessels included in marine revenues	423	420	425
Vessels withdrawn from service	19	25	21
Joint-venture and other	14	13	14
Total	456	458	460

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 51, 48 and 53 stacked vessels at June 30, 2008 and 2007 and at March 31, 2008, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2008 and March 31, 2008:

	June 30, 2008		March 31, 2008
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
	(In thousands)		(In thousands)
Vessels in active service	363	$1,386,361	367	$1,375,194
Stacked vessels	51	13,003	53	14,103
Vessels withdrawn from service	19	2,505	20	2,788
Marine equipment under construction		330,701		243,205
Other property and equipment		42,884		43,748
Totals	433	$1,775,454	440	$1,679,038

During the first quarter of fiscal 2009, the company took delivery of one anchor handling towing supply vessel and one offshore tug and sold to third party operators two anchor handling towing supply vessels, one crewboat, two utility vessels, three offshore tugs and one other type vessel.

During fiscal 2008, the company took delivery of seven anchor handling towing supply vessels, five platform supply vessels, four crewboats and three offshore tugs and sold to third party operators six anchor handling towing supply vessels, nine platform supply vessels, one crewboat, six utility vessels and four offshore tugs.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2008	%	2007	%	2008	%
Personnel	$20,539	6%	18,254	6%	17,727	5%
Office and property	4,929	1%	3,992	1%	4,727	1%
Sales and marketing	2,153	1%	1,709	1%	1,848	1%
Professional services	4,820	1%	5,608	2%	7,302	2%
Other	2,667	1%	1,949	1%	1,681	1%
Total	$35,108	10%	31,512	10%	33,285	10%

General and administrative expenses for the first quarter of fiscal 2009 were approximately 11% and 6% higher as compared to the first and fourth quarters of fiscal 2008, respectively, due to the amortization of restricted stock and phantom stock awards granted during the last two fiscal years, higher salary expense and an improved business environment.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Fleet activity and vessel day rates are ultimately determined by the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current liquidity requirements. At June 30, 2008, the entire amount of the company’s $300.0 million revolving line of credit (which includes a mechanism for increasing the amount of the facility to $400.0 million) was available for future financing needs. Continued payment of dividends, currently at $0.25 per common share per quarter, is subject to declaration by the Board of Directors.

On May 28, 2008, the company’s Board of Directors declared a quarterly dividend of $0.25 per share which represents a 67% increase in the previously paid quarterly dividend rate of $0.15 per share and is the first dividend increase since 1996. Future dividends are subject to declaration by the company’s Board of Directors.

In July 2008, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company would use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors.

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. For the three-month period ended June 30, 2008, the company expended $53.6 million for the repurchase and cancellation of 915,900 common shares, or an average price paid per common share of $58.56. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company used $250.0 million for the repurchase and cancellation of 4,502,100 common shares, at an average price paid per common share of $55.53.

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

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the three months ended June 30, 2008, net cash from operating activities was $92.7 million compared to $121.2 million for the three months ended June 30, 2007. Significant components of cash provided by operating activities for the three months ended June 30, 2008, include net earnings of $84.8 million, adjusted for non-cash items of $13.4 million and changes in working capital balances of $5.4 million.

Significant components of cash provided by operating activities for the three months ended June 30, 2007, include net earnings of $87.5 million, adjusted for non-cash items of $6.2 million and changes in working capital balances of $39.8 million.

Investing Activities

Investing activities for the quarter ended June 30, 2008, used $117.3 million of cash, which is attributed to $129.7 million of additions to properties and equipment, offset by approximately $12.1 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $14.6 million in capitalized major repair costs, $114.6 million for the construction of offshore marine vessels and $0.5 million of other properties and equipment purchases.

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

Financing Activities

Financing activities for the quarter ended June 30, 2008, used $61.0 million of cash, which is primarily the result of $53.6 million used to repurchase the company’s common stock, $12.9 million used for quarterly payment of common stock dividends of $0.25 per common share, and $0.3 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $4.4 million of proceeds from the issuance of common stock resulting from stock option exercisements and $1.4 million tax benefit on stock options exercised during the quarter.

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

Vessel Construction and Acquisition Expenditures

As of June 30, 2008, the company is constructing 25 anchor handling towing supply vessels, varying in size from 6,500 brake horsepower (BHP) to 13,600 BHP, for a total capital commitment of approximately

$491.2 million. Six different international shipyards are constructing the vessels. Six of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 25 vessels will begin in August 2008 with the last vessel scheduled for delivery in January 2012. As of June 30, 2008, the company expended $150.3 million for the construction of these vessels.

The company is also committed to the construction of six 230-foot, eight 240-foot, two 260-foot and twelve 280-foot platform supply vessels for a total aggregate investment of approximately $650.7 million. The company’s shipyard, Quality Shipyards, LLC, is constructing the two 260-foot deepwater class vessels. One international shipyard is constructing the six 230-foot vessels, while two different international shipyards are constructing the eight 240-foot deepwater class vessels. The six 230-foot vessels are scheduled for delivery beginning in January 2009 with final delivery of the sixth vessel in January 2010. Expected delivery for the eight 240-foot deepwater class vessels will begin in January 2009 with delivery of the eighth 240-foot vessel in September 2009. The twelve 280-foot deepwater class vessels are being constructed at an international shipyard, and are expected to be delivered to the market beginning in November 2010 with final delivery of the twelfth 280-foot vessel in July of 2012. As of June 30, 2008, $140.1 million has been expended on these 28 vessels.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats and two water jet crewboats for an aggregate cost of approximately $21.3 million. Two separate international shipyards are constructing these vessels. The two water jet crewboats are expected to be delivered in February 2009. The two fast, crew/supply vessels are expected to be delivered in June and September of 2009. As of June 30, 2008, the company had expended $9.4 million for the construction of these four vessels.

The company is also committed to the construction of two offshore tugs for an aggregated cost of approximately $28.4 million. The offshore tugs are being constructed at an international shipyard and are expected to be delivered to the company in July and August of 2009. As of June 30, 2008, $11.0 million has been expended on these two offshore tugs.

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2008:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 6/30/08	Number of Vessels	Total Cost Commitment	Expended Through 6/30/08
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	6	$172,478	$79,348
Platform supply vessels	2	$62,765	$11,336	20	$513,568	$107,159
Replacement Fleet:
Anchor handling towing supply	—	—	—	19	$318,767	$70,949
Platform supply vessels	—	—	—	6	$74,379	$21,620
Crewboats and offshore tugs:
Crewboats	—	—	—	4	$21,308	$9,411
Offshore tugs	—	—	—	2	$28,433	$10,955
Totals	2	$62,765	$11,336	57	$1,128,933	$299,442

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended

Vessel class and type	09/08	12/08	03/09	06/09	09/09	Thereafter

Deepwater vessels:
Anchor handling towing supply	—	—	—	1	1	4
Platform supply vessels	—	—	3	2	3	14
Replacement Fleet:
Anchor handling towing supply	4	5	1	1	—	8
Platform supply vessels	—	—	2	1	1	2
Crewboats and offshore tugs:
Crewboats	—	—	2	1	1	—
Offshore tugs	—	—	—	—	2	—
Totals	4	5	8	6	8	28

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow, its $300 million senior unsecured notes, its revolving credit facility and various capitalized and operating lease arrangements. Of the total $1.2 billion of capital commitments for vessels currently under construction the company has expended $310.8 million as of June 30, 2008.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $3.4 million interest capitalized for the quarter ended June 30, 2008, was approximately $0.3 million. Interest and debt costs, net of $2.1 million interest capitalized for the quarter ended June 30, 2007, was approximately $2.8 million.

Total interest and debt costs incurred during the quarter ended June 30, 2008 was lower than the same period in fiscal 2008 because the relative-portion of interest cost capitalized during the quarter period ended June 30, 2008 was higher than the same period in fiscal 2008 due to an increase in the level of investments in the company’s new construction program during the comparative periods.

Other Liquidity Matters

Vessel Construction. The company’s vessel construction program has been designed to, over time, replace the company’s aging fleet of vessels with fewer, larger and more efficient vessels and to opportunistically expand the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and are candidates for replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity or new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years. The company believes that it has sufficient financial capacity to support a $1.0 billion annual investment in acquiring or building new vessels for the intermediate term, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company stays in regular contact with its historical sources of capital and liquidity and monitors most other capital markets on an on-going basis. The company believes that adequate capital and liquidity will be available to fund the continuation of its fleet replacement program, although given constraints in the debt and capital markets, the terms and pricing of such capital or borrowings may not be as advantageous as the company has enjoyed historically.

The company has recently experienced some delays in the expected deliveries of equipment for vessels under construction (as has the offshore supply vessel industry in general). Further delays are possible. Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Delays in the expected deliveries of any of these vessels could result in penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors including an updated calculation of the total fund deficit, the number of participating employers, and the final method used in allocating the required contribution among participating employers. At June 30, 2008, $5.1 million remains payable to MNOPF in additional contributions, which is fully accrued. In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of the future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations.

Legal Proceedings. Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Internal Investigation

A full discussion on the company’s internal investigation on its Nigerian operations is contained in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $76.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market. Construction on these five vessels was completed at various times between March 2006 and March 2008, at which time the company sold the respective vessel and simultaneously entered into bareboat charter arrangement.

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the assets on its books and the company is expensing periodic lease payments. The company expensed $1.7 million and $0.8 million during the quarters ended June 30, 2008 and 2007, respectively.

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

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission on May 30, 2008, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2008, regarding these critical accounting policies.

Impairment of Long-Lived Assets

The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared to the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics are grouped for asset impairment testing.

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

In addition, strong fundamentals have also increased the activity levels at shipyards worldwide, which led to increased pricing for both repair work and new construction work at shipyards. Also, the commodity price of steel has increased dramatically due to increased worldwide demand for the metal. The price of steel is high by historical standards and although prices moderated some since calendar year 2005, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. If the price of steel continues to rise, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately.

Environmental Matters

During the ordinary course of business, the company’s operations are subject to a wide variety of environmental laws and regulations. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on the company. Further, the company is involved in various legal proceedings that relate to asbestos and other environmental matters. In the opinion of management, based on current information, the amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment if accidents occur. In addition, the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

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

At June 30, 2008, the company had $300.0 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes with maturities ranging from 7 years to 12 years have an average outstanding life to maturity of 9.5 years and can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2008 was estimated to be $283.0 million. Because the debt outstanding at June 30, 2008 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at June 30, 2008 of approximately $11.1 million and a 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at June 30, 2008 of approximately $11.7 million.

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

The company had no spot contracts outstanding at June 30, 2008.

At June 30, 2008, the company had one Singapore Dollar forward contract outstanding totaling $12.0 million that hedged the company’s foreign exchange exposure relating to the final payment of one of its capital lease obligations. The company will make its payment in Singapore dollars and purchased a foreign currency hedge to limit possible currency fluctuations on the remaining commitment which totals a current U.S. dollar equivalent of approximately $11.0 million. The company also had five Euro forward contracts outstanding at June 30, 2008 totaling $2.0 million that hedged the company’s foreign exchange exposure relating to the construction commitment of two crewboats at an international shipyard that totaled a U.S. dollar equivalent of approximately $3.4 million. At June 30, 2008, the combined change in fair value of these six forward contracts was approximately $0.4 million, of which $0.1 million was recorded as an increase to earnings during the quarter ended June 30, 2008, because the forward contracts do not qualify as hedge instruments. All changes in fair value of the forward contracts are recorded in earnings.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Securities and Exchange Act of 1934, as amended (the ‘Exchange Act”)) are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the company’s management, including its chief executive and chief financial officers, or person performing similar functions, to allow timely decisions regarding required disclosure.

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that as of June 30, 2008 the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission on May 30, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2007, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. For the three-month period ended June 30, 2008, the company expended $53.6 million for the repurchase and cancellation of 915,900 common shares, or an average price paid per common share of $58.56. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company used $250.0 million for the repurchase and cancellation of 4,502,100 common shares, at an average price paid per common share of $55.53.

In July 2008, the company’s Board of Directors authorized the company to use up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company would use its available cash and, when considered advantageous, borrowings under its revolving credit facility, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2008 purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2008 – April 30, 2008	—	$—	—	$53,637,555

May 1, 2008 - May 31, 2008	915,900	58.56	915,900	3,679

June 1, 2008 - June 30, 2008	—	—	—	—

Total	915,900	$58.56	915,900

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

TIDEWATER INC.
(Registrant)

Date: August 1, 2008	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: August 1, 2008	/s/ J. Keith Lousteau
J. Keith Lousteau
Executive Vice President and Chief Financial Officer

Date: August 1, 2008	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

10*	Consulting Agreement by and between Tidewater Inc. and J. Keith Lousteau entered into as of July 7, 2008.

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.