Form 10-Q
period 2008-09-30
TIDEWATER INC
filed 2008-10-27
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

51,539,254 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 17, 2008. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	September 30, 2008	March 31, 2008
Current assets:
Cash and cash equivalents	$144,552	270,205
Trade and other receivables, net	337,385	308,813
Marine operating supplies	54,684	46,369
Other current assets	11,852	5,208
Total current assets	548,473	630,595
Investments in, at equity, and advances to unconsolidated companies	28,695	27,433
Properties and equipment:
Vessels and related equipment	3,082,637	2,867,391
Other properties and equipment	83,111	82,357
	3,165,748	2,949,748
Less accumulated depreciation and amortization	1,293,424	1,270,710
Net properties and equipment	1,872,324	1,679,038
Goodwill	328,754	328,754
Other assets	88,732	85,960
Total assets	$2,866,978	2,751,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	—	10,059
Accounts payable	84,377	93,147
Accrued expenses	54,838	54,497
Accrued property and liability losses	6,085	6,271
Other current liabilities	52,295	34,930
Total current liabilities	197,595	198,904
Long-term debt	300,000	300,000
Deferred income taxes	196,279	189,605
Accrued property and liability losses	10,239	12,530
Other liabilities and deferred credits	120,545	120,657

Commitment and contingencies (Note 5)

Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 51,539,804 shares at September and 52,318,806 shares at March	5,154	5,232
Other stockholders’ equity	2,037,166	1,924,852
Total stockholders’ equity	2,042,320	1,930,084
Total liabilities and stockholders’ equity	$2,866,978	2,751,780

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Vessel revenues	$344,637	297,368	673,008	590,259
Other marine revenues	2,192	21,678	13,875	34,269
	346,829	319,046	686,883	624,528
Costs and expenses:
Vessel operating costs	175,371	142,307	352,099	280,847
Costs of other marine revenues	1,315	19,485	11,744	31,232
Depreciation and amortization	30,657	29,836	61,278	58,033
General and administrative	35,315	30,680	70,423	62,192
Gain on sales of assets	(5,851)	(2,102)	(16,238)	(9,032)
	236,807	220,206	479,306	423,272
	110,022	98,840	207,577	201,256
Other income (expenses):
Foreign exchange gain (loss)	2,487	141	1,297	(384)
Equity in net earnings of unconsolidated companies	3,798	3,725	7,994	7,111
Interest income and other, net	1,425	4,061	3,324	9,702
Interest and other debt costs	(108)	(1,336)	(428)	(4,178)
	7,602	6,591	12,187	12,251
Earnings before income taxes	117,624	105,431	219,764	213,507
Income taxes	22,193	18,965	39,557	39,499
Net earnings	$95,431	86,466	180,207	174,008

Basic earnings per common share	$1.86	1.57	3.51	3.13

Diluted earnings per common share	$1.85	1.56	3.49	3.11

Weighted average common shares outstanding	51,246,848	55,111,678	51,394,460	55,593,382
Incremental common shares from stock options	239,236	447,266	267,346	447,033
Adjusted weighted average common shares	51,486,084	55,558,944	51,661,806	56,040,415

Cash dividends declared per common share	$.25	.15	.50	.30

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2008	2007
Operating activities:
Net earnings	$180,207	174,008
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	61,278	58,033
Provision (benefit) for deferred income taxes	(4,890)	(13,399)
Gain on sales of assets	(16,238)	(9,032)
Equity in earnings of unconsolidated companies, net of dividends	(1,574)	(6,620)
Compensation expense - stock-based	6,152	6,049
Excess tax benefits on stock options exercised	(1,438)	(15,102)
Changes in assets and liabilities, net:
Trade and other receivables	(23,522)	(9,185)
Marine operating supplies	(8,315)	4,547
Other current assets	(6,644)	(3,281)
Accounts payable	(9,442)	(4,804)
Accrued expenses	341	7,777
Accrued property and liability losses	(187)	(106)
Other current liabilities	19,143	27,003
Other, net	2,032	4,583
Net cash provided by operating activities	196,903	220,471
Cash flows from investing activities:
Proceeds from sales of assets	20,638	58,714
Additions to properties and equipment	(259,845)	(216,453)
Other	312	—
Net cash used in investing activities	(238,895)	(157,739)
Cash flows from financing activities:
Principal payments on capitalized lease obligations	(10,059)	(2,527)
Proceeds from exercise of stock options	4,347	43,419
Cash dividends	(25,753)	(16,806)
Stock repurchases	(53,634)	(174,743)
Excess tax benefits on stock options exercised	1,438	15,102
Net cash used in financing activities	(83,661)	(135,555)
Net change in cash and cash equivalents	(125,653)	(72,823)
Cash and cash equivalents at beginning of period	270,205	393,806
Cash and cash equivalents at end of period	$144,552	320,983

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,970	8,839
Income taxes	$29,833	29,297
Non-cash financing activities:
Capitalized leases	$—	33,876

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

(2) Stockholders’ Equity

Common Stock Repurchase Program

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. No amounts were expended for the quarter ended September 30, 2008. At September 30, 2008, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In July 2007, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53. For the quarter ended September 30, 2007, the company expended $61.1 million to repurchase and cancel 950,000 common shares at an average price paid per common share of $64.27.

In July 2006, the company’s Board of Directors authorized the company to repurchase up to $157.9 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2007. From inception of the July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company expended $154.1 million to repurchase and cancel 2,560,500 common shares at an average price paid per common share of $60.17. For the three-month period ended June 30, 2007, the company expended $113.7 million to repurchase and cancel 1,693,400 common shares at an average price paid per common share of $67.13.

Dividend Program

In May 2008, the company’s Board of Directors authorized the increase of its dividend from $0.15 per share to $0.25 per share, a 67% increase. On July 31, 2008, the company’s Board of Directors declared a quarterly dividend of $0.25 per share. Future dividends are subject to declaration by the company’s Board of Directors.

(3) Income Taxes

The effective tax rate applicable to pre-tax earnings, for the quarter and six-month periods ended September 30, 2008, was 18.9% and 18%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and six-month periods ended September 30, 2007 was 18% and 18.5%, respectively.

On January 9, 2008, the U.S. District Court for the Eastern District of Louisiana rendered a summary judgment in the company’s favor concerning the disallowance by the IRS of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. On March 6, 2008, the IRS appealed the district court’s decision to the Fifth Circuit Court of Appeals. Although the ultimate resolution of this matter can not be predicted, it is reasonably possible that the dispute will be resolved within the next twelve months. The company has approximately $28.5 million of tax liabilities recorded at September 30, 2008, with respect to this issue, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000 that would be reversed should these deductions ultimately be allowed.

Penalties and interest related to FIN 48 liabilities are recorded as income tax expense for financial statement purposes.

Included in other current liabilities at September 30, 2008 and March 31, 2008 are taxes payable (primarily income) of $38.3 million and $22.1 million, respectively.

(4) Employee Benefit Plans

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.4 million and $3.1 million to the defined benefit pension plan during the quarter and six-month period ended September 30, 2008 and expects to contribute an additional $0.9 million to the plan during the remainder of the current fiscal year. The company contributed $0.3 million and $0.7 million to the defined benefit pension plan during the quarter and six-month period ended September 30, 2007.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Pension Benefits:
Service cost	$265	297	530	594
Interest cost	1,150	1,052	2,300	2,104
Expected return on plan assets	(635)	(638)	(1,270)	(1,276)
Amortization of prior service cost	3	6	6	12
Recognized actuarial loss	400	488	800	976
Net periodic benefit cost	$1,183	1,205	2,366	2,410

Other Benefits:
Service cost	$281	342	562	684
Interest cost	514	458	1,028	916
Amortization of prior service cost	(496)	(547)	(992)	(1,094)
Recognized actuarial loss	268	339	536	678
Net periodic benefit cost	$567	592	1,134	1,184

(5) Commitments and contingencies

The company previously indicated that it believed it had sufficient financial capacity to support a $1.0 billion annual investment in acquiring or building new vessels for the intermediate term, assuming customer demand, acquisition and shipyard economics and other considerations justified such an investment. At present, due to the financial market uncertainties, it is unclear whether adequate capital and liquidity will be available to supplement cash generated by the company to fully implement the continuation of its fleet replacement program at this level, or, if available, on terms and pricing as advantageous as the company has enjoyed historically. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets. At September 30, 2008, the company had approximately $145.0 million of cash and cash equivalents. In addition, at September 30, 2008, the entire amount of the company’s $300.0 million revolving credit facility was available for future financing needs.

Vessel Commitments

As of September 30, 2008, the company has commitments to build 57 vessels at a total cost of approximately $1.2 billion, which includes contract costs and other incidental costs. The company is committed to the construction of 23 anchor handling towing supply vessels ranging between 6,500 to 13,600 brake horsepower (BHP), 28 platform supply vessels, 4 crewboats, and 2 offshore tugs. Scheduled delivery of the vessels is expected to begin in October 2008 with delivery of the final vessel in July 2012. As of September 30, 2008, $377.9 million has been expended on these vessels.

The company’s vessel construction program has been designed to replace over time the company’s aging fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and could require replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity or new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years.

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

During the course of the investigation, special counsel has been periodically providing the Department of Justice and the Securities and Exchange Commission with informational updates. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine-month period ending on October 10, 2008. The company subsequently entered into a superseding agreement with the Department of Justice (also effective as of January 10, 2008) to reflect the current scope of special counsel’s investigation and to extend the tolling period through June 1, 2009. In addition, the company has entered into a similar agreement with the Securities and Exchange Commission effective as of January 10, 2008 to toll relevant statutes of limitations through June 1, 2009. Both agreements expressly provide that they do not constitute an admission by the company of any facts or of any wrongdoing. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, what potential remedies or sanctions, if any, these agencies may seek, and what the time frame for resolution of this matter may be. From time to time, these agencies have requested certain documents and information from the company. The company has been voluntarily cooperating with those requests and expects to have additional meetings with the agencies as the limited remaining investigative work is completed or as otherwise warranted. In the meantime, however, after considering the findings reported by special counsel, management is in the process of implementing disciplinary measures against employees of the company and its subsidiaries implicated by the findings of the investigation.

Based on the findings of the investigation reported to the company and the Audit Committee to date, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of September 30, 2008. Should additional information be obtained that any potential liability is probable and reasonably estimable the company will record such liability at that time. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

The company continues to operate approximately 16 vessels in Nigerian offshore waters, either under valid permits, extensions of valid permits, or under temporary arrangements not objected to by the Nigerian government where the underlying permits have expired. Over the past year, the company has, from time to time, experienced difficulty in extending the term of previously issued permits or obtaining new permits. Unless a workable permanent solution is developed and implemented, the company is concerned that the existing arrangements may, from time to time, be difficult to further renew or extend, and the company may have to remove vessels from Nigerian waters for redeployment elsewhere. The company continues to work diligently with the United States government and the Nigerian authorities in an effort to find a workable solution to these matters and with its foreign subsidiaries and appropriate third parties to continue to implement its more robust FCPA compliance and training program in Nigeria. For the quarter and six-month periods ended September 30, 2008, approximately 7% and 7.4%, respectively, of the company’s revenues were generated through its Nigerian operations, and the company currently believes that a substantial majority, if not all, of these revenues could be replaced in a reasonable time frame if redeployment of these vessels becomes necessary.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. At September 30, 2008, $4.5 million remains payable to MNOPF in additional contributions based on current assessments, all of which is fully accrued. In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(6) Financial Instruments

On April 1, 2008, the company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), for financial assets and liabilities that are measured and reported at fair value on a recurring basis. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The adoption of SFAS No. 157 had no impact on the company’s financial position, results of operations or cash flows for the six months ended September 30, 2008.

The company’s primary financial instruments required to be measured and recorded at fair value consist of investments held by participants in a supplemental executive retirement plan, a deferred supplemental savings plan and a multinational savings plan. These investments are valued based on quoted market prices and are carried at $28.3 million at September 30, 2008.

The company also periodically enters into certain foreign exchange and interest rate derivatives which are recorded at fair value. The derivative instruments are valued using quoted prices and quotes obtainable from the counterparties to the derivative instruments. The company currently has four foreign exchange derivatives outstanding and considers these derivatives to be immaterial to the financial statements at September 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles “ (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The company does not expect the adoption of SFAS No. 162 to change its current practice nor does the company anticipate an effect on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133” (SFAS No. 161), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related to contingent features in derivative agreements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early adoption has been encouraged by FASB. The company is currently assessing SFAS No. 161.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (SFAS No. 160) which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Early adoption is prohibited. The company is assessing SFAS No. 160 and has not yet determined the impact that the adoption of SFAS No. 160 will have on its results of operations or financial position.

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

(8) Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and six-month periods ended September 30, 2008 and 2007. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Revenues:
Vessel revenues:
United States	$40,002	43,183	80,104	86,255
International	304,635	254,185	592,904	504,004
	344,637	297,368	673,008	590,259
Other marine revenues	2,192	21,678	13,875	34,269
	$346,829	319,046	686,883	624,528

Marine operating profit:
Vessel activity:
United States	$10,994	9,815	20,283	20,180
International	107,086	94,770	194,348	190,680
	118,080	104,585	214,631	210,860
Gain on sales of assets	5,851	2,102	16,238	9,032
Other marine services	784	2,043	1,888	2,778
Operating profit	$124,715	108,730	232,757	222,670
Equity in net earnings of unconsolidated companies	3,798	3,725	7,994	7,111
Interest and other debt costs	(108)	(1,336)	(428)	(4,178)
Corporate general and administrative	(10,778)	(9,904)	(21,346)	(21,001)
Other income	(3)	4,216	787	8,905
Earnings before income taxes	$117,624	105,431	219,764	213,507

Depreciation and amortization:
Marine equipment operations
United States	$4,135	4,527	8,630	8,896
International	26,174	24,914	51,945	48,418
General corporate depreciation	348	395	703	719
	$30,657	29,836	61,278	58,033

Additions to properties and equipment:
Marine equipment operations
United States	$8,670	8,916	14,574	24,497
International	121,488	106,042	245,147	214,960
General corporate	30	818	124	10,872
	$130,188	115,776	259,845	250,329

The following table provides a comparison of total assets at September 30, 2008 and March 31, 2008:

(In thousands)	September 30, 2008	March 31, 2008
Total assets:
Marine:
United States	$544,075	523,723
International	2,175,224	1,953,650
	2,719,299	2,477,373
Investments in and advances to unconsolidated Marine companies	28,695	27,433
	2,747,994	2,504,806
General corporate	118,984	246,974
	$2,866,978	2,751,780

(9) Debt

Revolving Credit Agreement

At September 30, 2008, the entire amount of the company’s $300.0 million revolving line of credit was available for future financing needs. The company’s revolving credit agreement matures in May 2010.

Senior Debt Notes

At September 30, 2008, the company had $300.0 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes were originally issued with maturities ranging from 7 years to 12 years and an average outstanding life to maturity of 9.5 years. The notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at September 30, 2008 was estimated to be $275.3 million.

Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2008, was approximately $0.1 million and $0.4 million, respectively. Interest costs capitalized, for the quarter and six-month period ended September 30, 2008, was approximately $3.5 million and $6.9 million, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended September 30, 2008 and 2007, and of cash flows for the six-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

October 24, 2008

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties and the company’s future results of operations could differ materially from its historical results or current expectations. Some of these risks are discussed in this report, and include, without limitation, fluctuations in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, development and production; changing customer demands for different vessel specifications which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; instability of global financial markets and lack of available credit; acts of terrorism; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

In addition, in certain places in this report, we refer to published reports of analysts that purport to describe trends or developments in energy production and drilling and exploration activity. The company does so for the convenience of our stockholders and in an effort to provide information available in the market that will assist the company’s investors in a better understanding of the market environment in which the company operates. However, the company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

Overview

The company provides services and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet and vessel day rates, which are, among other things, dependent upon oil and natural gas prices and ultimately the supply/demand relationship for crude oil and natural gas. The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on May 30, 2008.

General Market Conditions and Results of Operations

The current global financial crisis, which has contributed, among other things, to significant reductions in available capital and liquidity from banks and other providers of credit, has raised well-publicized concerns that the worldwide economy may enter into a prolonged recessionary period. The company is assessing the impact of various scenarios and sensitivities the financial crisis might have on the global economy, including the demand for crude oil and natural gas, and the resulting impact, if any, on plans of exploration and production companies, in order to determine how the crisis may affect the company and the demand for its vessels in the global offshore vessel industry. Among other things, the company is uncertain as to whether the current global financial crisis will adversely affect the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. Also unknown is the potential effect that the crisis may have on the company’s more highly-leveraged competitors, including such companies’ ability to continue to fund their construction commitments. At present, the financial and commodity markets are too volatile to assess the current situation with a high degree of confidence. The company operates in a highly competitive business environment that has many risks. Critical risk factors that affect, or may affect, the company and the offshore marine service industry include the absolute level and volatility of crude oil and natural gas prices, changes in the level of capital spending by the company’s customers, the number of available drilling rigs (as discussed below) and the potential overcapacity in the offshore vessel market. A full discussion on each of these risk factors (in addition to several other risk factors) is disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission on May 30, 2008. For the quarter and six-month period ended September 30, 2008, the company did not experience any significant negative effects from the current financial crisis and credit market tightening.

Given the foregoing uncertainties, the company is in the process of re-assessing its stated strategy and investment plans. All statements made herein of the previously stated plans or the “current” plan or expectation of such should be considered in the light of the potential effects discussed in the preceding paragraph. While the magnitude of any change in plans, including investment plans, cannot be predicted at this time, it is likely that some adjustments will be necessary due to an economic slowdown, changes in expectations in regard to commodity prices, or the lack of liquidity in financial markets.

The company’s offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are primarily driven by the company’s fleet size, vessel utilization and day rates because a sizeable portion of the company’s operating costs (including depreciation) do not change proportionally with changes in revenue. Operating costs primarily consist of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies and vessel operating lease expense. Fleet size, fleet composition, geographic areas of operation and the supply and demand for marine personnel are the major factors which affect overall crew costs. The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. A certain number of drydockings are required over a given period to meet regulatory requirements. Drydocking costs are incurred only if economically justified, taking into consideration the vessel’s age, physical condition and future marketability. If a required drydocking is not performed, the company will either stack or sell the vessel as it is not permitted to work without the proper certifications. When the company takes a productive vessel out of service for drydocking, the company not only incurs the drydocking cost but also continues to incur operating costs and depreciation on the vessel and loses revenue from that vessel during the drydock period. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues. In the current environment of record dayrates in international markets, drydockings have taken on an increasing importance to the company and its financial performance. Our older vessels, for which demand remains strong, require more frequent repair and drydockings, while some of the newer vessels built over the last eight years are now experiencing their first and second required regulatory drydockings. The combination of these factors has led to increased levels of expenditures for drydockings and incremental volatility in operating revenues, thus making period-to-period comparisons more difficult. Although the company attempts to efficiently manage its fleet drydocking schedule to minimize the disruptive effect, recent inflation in shipyard pricing and the heavy workloads at the shipyards are resulting in increased drydocking costs, increased days off hire at shipyards, and therefore, increased loss of revenue. The company does not see the shipyard situation improving in the foreseeable future and expects that the timing of drydockings in the future will result in continued quarterly volatility in repair and maintenance costs and loss in revenue. Fuel and lube costs can also fluctuate in any given period depending on the number of vessel mobilizations that occur in any given period.

The company also incurs vessel operating costs which are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other type costs. Brokers’

commission costs are primarily incurred in the company’s international operations where brokers assist in obtaining work for the company’s vessels. Brokers are paid a percentage of day rates and, accordingly, as revenues increase so do commissions paid to brokers. Other type costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary vessel importation fees.

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet and the related percentage of total revenue for the quarters and six-month periods ended September 30, 2008 and 2007 and for the quarter ended June 30, 2008. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2008	%	2007	%	2008	%	2007	%	2008	%
Revenues:
Vessel revenues:
United States	$40,002	12%	43,183	14%	80,104	12%	86,255	14%	40,102	12%
International	304,635	88%	254,185	80%	592,904	86%	504,004	81%	288,269	85%
	344,637	99%	297,368	93%	673,008	98%	590,259	95%	328,371	97%
Other marine revenues	2,192	1%	21,678	7%	13,875	2%	34,269	5%	11,683	3%
	$346,829	100%	319,046	100%	686,883	100%	624,528	100%	340,054	100%

Operating costs:
Vessel operating costs:
Crew costs	$92,086	27%	76,694	24%	185,238	27%	152,939	24%	93,152	27%
Repair and maintenance	32,702	9%	25,402	8%	68,550	10%	49,960	8%	35,848	11%
Insurance and loss reserves	5,608	2%	4,539	1%	11,081	2%	10,577	2%	5,473	2%
Fuel, lube and supplies	18,609	5%	12,169	4%	33,775	5%	23,485	4%	15,166	4%
Vessel operating leases	1,749	1%	965	<1%	3,498	1%	1,731	<1%	1,749	1%
Other	24,617	7%	22,538	7%	49,957	7%	42,155	7%	25,340	7%
	175,371	51%	142,307	45%	352,099	51%	280,847	45%	176,728	52%
Costs of other marine revenues	1,315	<1%	19,485	6%	11,744	2%	31,232	5%	10,429	3%
	$176,686	51%	161,792	51%	363,843	53%	312,079	50%	187,157	55%

The following table subdivides vessel operating costs presented above by the company’s United States and International segments and its related percentage of total revenue for the quarters and six-month periods ended September 30, 2008 and 2007 and for the quarter ended June 30, 2008.

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2008	%	2007	%	2008	%	2007	%	2008	%
Vessel operating costs:
United States:
Crew costs	$14,757	4%	16,019	5%	29,845	4%	32,855	5%	15,088	4%
Repair and maintenance	3,377	1%	3,752	1%	7,329	1%	7,685	1%	3,952	1%
Insurance and loss reserves	1,773	1%	1,713	1%	3,618	1%	4,008	1%	1,845	1%
Fuel, lube and supplies	811	<1%	981	<1%	1,489	<1%	1,697	<1%	678	<1%
Vessel operating leases	787	<1%	444	<1%	1,574	<1%	513	<1%	787	<1%
Other	1,065	<1%	2,396	1%	2,504	<1%	4,144	1%	1,439	<1%
	22,570	7%	25,305	8%	46,359	7%	50,902	8%	23,789	7%
International:
Crew costs	$77,329	22%	60,675	19%	155,393	23%	120,084	19%	78,064	23%
Repair and maintenance	29,325	8%	21,650	7%	61,221	9%	42,275	7%	31,896	9%
Insurance and loss reserves	3,835	1%	2,826	1%	7,463	1%	6,569	1%	3,628	1%
Fuel, lube and supplies	17,798	5%	11,188	4%	32,286	5%	21,788	3%	14,488	4%
Vessel operating leases	962	<1%	521	<1%	1,924	<1%	1,218	<1%	962	<1%
Other	23,552	7%	20,142	6%	47,453	7%	38,011	6%	23,901	7%
	152,801	44%	117,002	37%	305,740	45%	229,945	37%	152,939	45%
Total operating costs	$175,371	51%	142,307	45%	352,099	51%	280,847	45%	176,728	52%

As a result of the uncertainty of a certain customer to make timely payments on vessel charter hire, the company has deferred the recognition of approximately $6.0 million of billings as of September 30, 2008 ($5.7 million of billings as of March 31, 2008), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s consolidated net earnings for the first half of fiscal 2009 increased approximately 4%, or $6.2 million, compared to the net earnings achieved during the first half of fiscal 2008 primarily due to higher average day rates. The company’s United States (U.S.) revenues decreased approximately 7%, or $6.2 million, during the first half of fiscal 2009, as compared to the same period in fiscal 2008, while the company’s international revenues increased $88.9 million, or approximately 18%, during the same comparative period. Domestic-based vessel operating costs decreased approximately 9%, or $4.5 million, during the first half of fiscal 2009, as compared to the same period in fiscal 2008, while the company’s international-based vessel operating costs increased approximately 33%, or $75.8 million, during the same comparative period. A significant portion of the company’s operations are conducted internationally. For the first half of fiscal 2009, revenues generated from international operations as a percentage of the company’s total revenues were 87%.

The company’s U.S.-based revenues for the first half of fiscal 2009 decreased as compared to the same period in fiscal 2008 primarily due to a decrease in the number of vessels operating in the U.S.-based portion of the Gulf of Mexico (GOM) and lower utilization on the U.S.-based vessels resulting from lower demand for the company’s vessels in the GOM offshore vessel market as compared to the first half of fiscal 2008, despite increases in average day rates. Demand for vessels in the shallow water GOM offshore vessel market diminished as repair work on the offshore energy infrastructure that was damaged by Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in August and September 2005, respectively, was completed and numerous drilling rigs have relocated to international areas. During the quarter ended September 30, 2008, vessel day rates trended higher as the supply/demand fundamentals in the GOM offshore vessel market tightened due to an increase in exploration and production (E&P) drilling activity in the GOM resulting from high natural gas prices, which reached the $13.00 per Mcf range in July 2008 and which have since deflated to the $7.00 per Mcf range. In September 2008, Hurricanes Gustav and Ike hit the Louisiana and Texas coasts. The U.S. Minerals Management Service reported that the damage caused by the two storms to the energy industry infrastructure in the U.S. GOM and along the U.S. Gulf Coast was not as extensive as the damage caused by Hurricane’s Katrina and Rita in calendar year 2005 and indicated that the damage that was sustained would take several months to repair. The market for offshore support vessels was already tight prior to the two storms and drilling operators discovered a shortage in available-for-work offshore vessels currently in the U.S. GOM. The GOM supply boat market has a significant number of vessels stacked that could resume active status, but only after expenditures to drydock and re-certify the vessels. Prior to the storms, all of the company’s available-for-work U.S.-based vessels were working at relatively full utilization and, since the storms, two of the company’s stacked vessels are each undergoing a drydock and recertification in order to meet increased post-hurricane market demand.

While the repair work in the Gulf of Mexico is expected to keep U.S-based vessel demand high for the near term, the number of operating drilling rigs in the U.S. market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. At present, the offshore rig count in the GOM remains at historically low levels. The strength of the international drilling market has attracted offshore rigs from the U.S. market over the past few years. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. In addition, consolidation could result in the absorption of an oil and gas company with which the company has a strong commercial relationship into another company with which the company does not have such a relationship.

During the quarter ended September 30, 2008, both the current U.S. President and U.S. Congress allowed the moratorium on offshore drilling in federal waters along the U.S. Pacific and Atlantic coasts to expire effective October 1, 2008. Although the lifting of the moratorium will not result in immediate drilling, the prospects for the future of offshore drilling in the new regions of the U.S. could be promising; however, in January 2009, a new U.S. President will take office, and it is not known at this time how current energy policies in the U.S. will be affected by the new leadership and ultimately how current commodity prices and new energy policies, if any, will impact the offshore energy industry.

The deepwater offshore energy market is a growing segment of the energy market. Worldwide rig construction continues as rig owners capitalize on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next four years, the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 190 rigs which will supplement the current approximate 725 movable rigs worldwide. In addition, investment is also being made in the floating production market where approximately 80 new floating production units are currently under construction and are expected to be delivered over the next five years to supplement the current approximate 300 floating production units worldwide.

Approximately 740 new-build vessels (platform supply vessels and anchor handlers only) are currently under construction and are expected to be delivered to the worldwide offshore vessel market over the next four years as reported by ODS-Petrodata. The current worldwide fleet of these classes of vessels approximates 2,000 vessels. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates. However, the worldwide offshore marine vessel industry has a large number of aging vessels that are nearing or exceeding original expectations of estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels may offset, or at least in part, mitigate the potential effects of new-build vessels being delivered into the market. Additional vessel demand should be created with the addition of new drilling rigs and floating production units over the next few years, which should help minimize the effects of 740 new-build vessels (platform supply vessels and anchor handlers only) being added to the offshore support vessel fleet. It is unknown at this time how the global financial crisis will influence the ultimate delivery of new drilling rigs, floating production units and vessels currently under construction.

Commodity prices, and particularly the price of crude oil and natural gas, are critical factors in E&P companies’ decisions to retain their drilling rigs in the U.S. Gulf of Mexico market or mobilize the rigs to more profitable international markets. Crude oil and natural gas markets witnessed positive record breaking pricing in mid-July 2008. Even before the current financial crisis caused extreme uncertainty in the market, prices for these two commodities had fallen from their respective peaks earlier in the year due to a U.S. economic slowdown, which had begun to reduce demand for oil and gas. Inventory levels for natural gas have risen higher than expected during the summer injection season and are expected to approach full capacity at the end of the season as was the case during calendar years 2006 and 2007. Production shut-ins in the offshore drilling market caused by Hurricanes Gustav and Ike eased some of the production growth in natural gas but were insufficient to offset strong land-based natural gas drilling. High inventory levels for natural gas generally do not bode well for future increases in natural gas pricing. The company’s U.S. results of operations are primarily driven by natural gas exploration and production and, given the relative uncertainty of natural gas pricing, it is unknown how U.S.-based vessel demand will be affected after the post-hurricane offshore vessel demand surge wanes.

While all of these factors create uncertainty as to the immediate future activity level of the U.S. vessel market, the company’s assets are highly mobile. Should the U.S. market weaken, the company has the ability to redeploy some of its vessels to international markets where the vessels may benefit from stronger average day rates and statutory income tax rates that are typically lower than in the United States. The company will continue to assess the demand for vessels in the Gulf of Mexico and in the various international markets and consider relocating additional vessels to international areas. The cost of mobilizing vessels to a different market are sometimes for the account of the company and sometimes for the account of a contracting customer.

The strength in the company’s international-based revenues during the first half of fiscal 2009 can be attributed to higher average day rates and an increase in the number of vessels operating internationally. Average day rates for the total international-based fleet increased approximately 20% during the first half of fiscal 2009 as compared to the same period in fiscal 2008. The company’s international results of operations are primarily dependent on the supply and demand relationship of crude oil. Even before the financial crisis caused extreme uncertainty in the market, crude oil prices were retreating to the $90 per barrel and below range after reaching an all time closing high of approximately $147 per barrel in mid-July 2008. Falling oil prices prompted the Organization of Petroleum Exporting Countries (OPEC) to announce in September 2008 that it would cut oil production by one half million barrels per day in an attempt to stabilize oil prices. At present, it is unknown whether crude oil prices will stabilize at levels that will continue to support significant levels of exploration and production spending by oil and gas companies. In addition, even if price levels do support high levels of spending, it is uncertain if E&P companies will be able to increase their level of capital expenditures because of recent reductions in available capital and liquidity. Given the current level of uncertainty in the energy markets, it is unknown how international-based vessel demand will be affected.

Marine operating profit and other components of earnings before income taxes and its related percentage of total revenue for the quarters and six-month periods ended September 30, 2008 and 2007 and for the quarter ended June 30, 2008 consist of the following:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2008	%	2007	%	2008	%	2007	%	2008	%
Marine operating profit:
Vessel activity:
United States	$10,994	3%	9,815	3%	20,283	3%	20,180	3%	9,289	3%
International	107,086	31%	94,770	30%	194,348	28%	190,680	31%	87,262	26%
	118,080	34%	104,585	33%	214,631	31%	210,860	34%	96,551	28%
Gain on sales of assets (A)	5,851	2%	2,102	1%	16,238	2%	9,032	1%	10,387	3%
Other marine services	784	<1%	2,043	1%	1,888	<1%	2,778	<1%	1,104	<1%
Operating profit	124,715	36%	108,730	34%	232,757	34%	222,670	36%	108,042	32%
Equity in net earnings of unconsolidated companies	3,798	1%	3,725	1%	7,994	1%	7,111	1%	4,196	1%
Interest and other debt costs	(108)	(<1%)	(1,336)	(<1%)	(428)	(<1%)	(4,178)	(1%)	(320)	(<1%)
Corporate G&A	(10,778)	(3%)	(9,904)	(3%)	(21,346)	(3%)	(21,001)	(3%)	(10,568)	(3%)
Other income	(3)	(<1%)	4,216	1%	787	<1%	8,905	1%	790	<1%
Earnings before income taxes	$117,624	34%	105,431	33%	219,764	32%	213,507	34%	102,140	30%

(A)	The timing of dispositions of vessels is very difficult to predict, therefore, gains on sales of assets may fluctuate significantly from quarter to quarter.

United States-based Operations

U.S.-based vessel revenues, for both the quarter and the six-month period ended September 30, 2008, decreased approximately 7%, or $3.2 million and $6.2 million, respectively, as compared to the same periods in fiscal year 2008, due primarily to lower utilization rates as a result of weakness in the GOM market during the comparative periods (despite increases in average day rates) and to fewer vessels operating in the GOM (due to the transfer of vessels to international markets).

Revenues on the active towing supply/supply class of vessels, the company’s major income producing vessel class in the domestic market, decreased approximately 14% and 22%, or $3.1 million and $10.3 million, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008. Revenues on the company’s deepwater class of vessels increased approximately 8% and 22%, or $1.3 million and $5.9 million, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008. The company’s crew/utility class of vessels experienced a decrease in revenues of approximately 21% and 14%, or $1.4 million and $1.7 million, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008.

Average day rates on the U.S-based towing supply/supply vessels increased approximately 9% and 3% during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal year 2008, while utilization rates on this same class of vessel decreased approximately 9 and 10 percentage points, respectively, during the same comparative periods. Average day rates on the company’s U.S.-based deepwater class of vessels increased approximately 8% and 6% during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal year 2008. Utilization rates on the deepwater class of vessels increased approximately 3 percentage points for both the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal year 2008. Utilization rates on the company’s U.S-based crew/utility class of vessels decreased approximately 13 and 12 percentage points during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal year 2008. Average day rates for the crew/utility class of vessels decreased approximately 4% and 2%, respectively, during the same comparative periods.

U.S.-based operating profit for the quarter ended September 30, 2008, increased approximately $1.2 million, or 12%, as compared to the same period in fiscal year 2008 primarily due to lower vessel operating costs and depreciation expense due to the transfer of vessels to international operating areas. U.S.-based operating profit, for the six-month period ended September 30, 2008, was comparable to the U.S.-based operating profit earned during fiscal year 2008.

Current quarter U.S.-based vessel revenue was comparable to the previous quarter as a result of higher day rates offset by fewer vessels operating in the GOM. Current quarter operating profit increased approximately 18%, or $1.7 million, due to lower vessel operating costs and depreciation expense.

International-based Operations

International-based vessel revenues increased approximately 20% and 18%, or $50.5 million and $88.9 million, for the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal year 2008, due primarily to higher average day rates on all vessel classes operating in international markets and to an increase in the number of vessels operating internationally.

Revenues on the company’s international deepwater class of vessels increased approximately 19% and 7%, or $10.8 million and $8.1 million, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008. Revenues on the international towing supply/supply class of vessels increased approximately 23% and 25%, or $36.2 million and $75.7 million, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008. The company’s crew/utility class of vessels also experienced an increase in revenues of approximately 4% and 3%, or $1.1 million and $1.5 million, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008. Revenues on the company’s offshore tug class of vessels increased approximately 11% and 8%, or $1.5 million and $2.3 million, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008.

Average day rates on the international deepwater class of vessels increased approximately 20% and 13%, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal year 2008, while utilization rates on this same class of vessel decreased approximately 6 and 9 percentage points during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal year 2008. Average day rates for the company’s international towing supply/supply class of vessels increased approximately 23%, during both the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal year 2008. Utilization rates on the international towing supply/supply class of vessels, decreased approximately 1 percentage point, during both the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008. Average day rates on the company’s international-based crew/utility class of vessels increased approximately 13% and 10%, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008. Utilization rates for the crew/utility class of vessels decreased approximately 9 and 5 percentage points during the same comparative periods, respectively. Average day rates on the international offshore tugs increased approximately 28% and 27%, during the quarter and the six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008. Utilization rates on the international offshore tugs increased approximately 1 percentage point during the quarter ended September 30, 2008 but decreased approximately 5 percentage points during the six-month period ended September 30, 2008, as compared to the same periods in fiscal 2008.

International-based vessel operating profit increased approximately 13% and 2%, or $12.3 million and $3.7 million, for the quarter and six-month period ended September 30, 2008, respectively, as compared to the same periods in fiscal 2008 primarily due to higher revenues. Higher international-based revenues earned during the current fiscal year periods were partially offset by increases in vessel operating costs (primarily crew costs due to basic inflationary increases in labor costs around the world, repair and maintenance costs, fuel, lube and supplies, and other type costs) and higher depreciation expense resulting from an increase in the number of vessels operating internationally, including newly-constructed vessels added to the international-based fleet over the past year.

While international-based vessel revenues improved during the first half of fiscal 2009, as compared to the same period during fiscal 2008, the revenue line was negatively impacted by an increased number of maintenance days on several of the company’s larger deepwater class of vessels during the six-month period ended September 30, 2008 resulting from a higher level of drydockings performed during the period. The increased number of maintenance days negatively impacted the utilization statistics and average day rates of the company’s deepwater class of vessels during the first half of fiscal 2009, as compared to the first half of fiscal 2008.

Current quarter international-based vessel revenues increased approximately 6%, or $16.4 million, as compared to the previous quarter, due to an increase in average day rates. International-based vessel operating profit for the current quarter increased approximately 23%, or $19.8 million, as compared to the previous quarter, primarily due to an increase in vessel revenues.

Other Items

Insurance and loss reserves, during the quarter and the six-month period ended September 30, 2008, increased approximately 24% and 5%, or $1.1 million and $0.5 million, respectively, as compared to the same periods in fiscal 2008, due to higher premiums and loss reserves recorded in the current fiscal year as compared to fiscal 2008.

Gain on sales of assets for the first half of fiscal 2009 increased approximately 80%, or $7.2 million, as compared to the same period in fiscal 2008, due to a higher number of vessels sold during fiscal 2009 as compared to fiscal 2008 and due to larger gains earned on the mix of vessels sold. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are primarily determined by vessel demand, primarily from offshore exploration, development and production companies and contract drillers, relative to the available supply of offshore service vessels. Suitability of equipment and quality of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of vessel days worked during a reporting period by the number of vessel days available to work in the reporting period. Average day rates are calculated by dividing aggregate vessel revenue earned during a reporting period by the number of days the vessels worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and the six month periods ended September 30, 2008 and 2007 and the quarter ended June 30, 2008:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2008	2007	2008	2007	2008
UTILIZATION:
United States-based fleet:
Deepwater vessels	98.0%	95.1	96.3	93.4	94.9
Towing-supply/supply	48.0	56.6	48.9	58.9	49.8
Crew/utility	75.5	88.5	76.4	88.4	77.3
Total	61.4%	69.1	62.2	69.7	63.0
International-based fleet:
Deepwater vessels	85.8%	91.8	84.7	94.1	83.6
Towing-supply/supply	75.7	76.9	76.5	77.1	77.2
Crew/utility	79.5	89.0	82.8	87.5	86.1
Offshore tugs	60.4	59.8	56.7	61.5	53.4
Other	59.0	48.3	48.8	51.4	41.8
Total	75.8%	78.3	76.2	78.6	76.6
Worldwide fleet:
Deepwater vessels	88.0%	92.5	87.0	94.0	85.9
Towing-supply/supply	72.2	74.1	72.9	74.5	73.6
Crew/utility	78.9	88.9	81.8	87.7	84.7
Offshore tugs	60.4	59.8	56.7	61.5	53.4
Other	59.0	48.3	48.8	51.4	41.8
Total	74.0%	77.0	74.4	77.4	74.8
AVERAGE VESSEL DAY RATES:
United States-based fleet:
Deepwater vessels	$25,233	23,382	24,862	23,394	24,514
Towing-supply/supply	12,867	11,856	12,234	11,907	11,633
Crew/utility	6,017	6,270	6,015	6,136	6,010
Total	$13,510	12,254	13,164	12,126	12,835
International-based fleet:
Deepwater vessels	$26,831	22,423	25,820	22,805	24,728
Towing-supply/supply	12,375	10,080	12,015	9,781	11,660
Crew/utility	5,184	4,584	5,071	4,624	4,965
Offshore tugs	8,302	6,511	8,614	6,781	8,931
Other	10,597	4,419	10,233	5,074	9,893
Total	$12,048	9,768	11,631	9,662	11,221
Worldwide fleet:
Deepwater vessels	$26,517	22,615	25,615	22,913	24,679
Towing-supply/supply	12,416	10,267	12,034	10,020	11,658
Crew/utility	5,305	4,852	5,206	4,854	5,114
Offshore tugs	8,302	6,511	8,614	6,781	8,931
Other	10,597	4,419	10,233	5,074	9,893
Total	$12,201	10,064	11,795	9,958	11,396

The following table compares the average number of vessels by class and by geographic distribution for the quarters and six-month periods ended September 30, 2008 and 2007 and for the quarter ended June 30, 2008:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2008	2007	2008	2007	2008
United States-based fleet:
Deepwater vessels	7	7	7	7	8
Towing-supply/supply	33	35	33	36	34
Crew/utility	13	13	13	13	13
Total	53	55	53	56	55
International-based fleet:
Deepwater vessels	32	30	32	30	31
Towing-supply/supply	224	221	225	219	226
Crew/utility	70	68	70	71	70
Offshore tugs	33	38	34	37	36
Other	3	5	4	5	5
Total	362	362	365	362	368
Owned or chartered vessels included in marine revenues	415	417	418	418	423
Vessels withdrawn from service	16	24	18	25	19
Joint-venture and other	14	14	14	14	14
Total	445	455	450	457	456

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are categorized as stacked when market conditions warrant and vessels are removed from this category when sold or otherwise disposed of or when a vessel is returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 47, 51 and 51 stacked vessels at September 30, 2008 and 2007 and at June 30, 2008, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2008 and March 31, 2008:

	September 30, 2008			March 31, 2008
	Number Of Vessels	Carrying Value		Number Of Vessels	Carrying Value
		(In thousands	)		(In thousands	)
Vessels in active service	360	$1,408,415		367	$1,375,194
Stacked vessels	47	11,290		53	14,103
Vessels withdrawn from service	12	1,665		20	2,788
Marine equipment under construction		408,586			243,205
Other property and equipment		42,368			43,748
Totals	419	$1,872,324		440	$1,679,038

During the first half of fiscal 2009, the company took delivery of three anchor handling towing supply vessels and one offshore tug and sold to third party operators or to scrap dealers seven anchor handling towing supply vessels, seven platform supply vessels, one crewboat, two utility vessels, six offshore tugs and two other type vessels.

During fiscal 2008, the company took delivery of seven anchor handling towing supply vessels, five platform supply vessels, four crewboats and three offshore tugs and sold to third party operators six anchor handling towing supply vessels, nine platform supply vessels, one crewboat, six utility vessels and four offshore tugs.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenue for the quarters and six-month periods ended September 30, 2008 and 2007 and for the quarter ended June 30, 2008 were as follows:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2008	%	2007	%	2008	%	2007	%	2008	%
Personnel	$20,567	6%	16,885	5%	41,106	6%	35,139	6%	20,539	6%
Office and property	5,183	1%	3,928	1%	10,112	1%	7,920	1%	4,929	1%
Sales and marketing	1,899	1%	1,752	1%	4,052	1%	3,461	1%	2,153	1%
Professional services	4,568	1%	5,245	2%	9,388	1%	10,853	2%	4,820	1%
Other	3,098	1%	2,870	1%	5,765	1%	4,819	1%	2,667	1%
	$35,315	10%	30,680	10%	70,423	10%	62,192	10%	35,108	10%

General and administrative expenses, for the quarter and six-month period ended September 30, 2008, were approximately 15% and 13% higher as compared to the same periods in fiscal 2008 due to the amortization of restricted stock and phantom stock awards granted during the last two fiscal years; higher salary expense; and general cost increases related to a higher volume of business activity especially in the company’s international markets. General and administrative expenses, for the quarter ended September 30, 2008, were comparable to the quarter ended June 30, 2008.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Vessel activity levels and vessel day rates, are, among other things, dependent upon oil and natural gas prices and ultimately the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current liquidity requirements. At September 30, 2008, the entire amount of the company’s $300.0 million revolving line of credit was available for future financing needs. The company’s revolving credit agreement matures in May 2010.

In May 2008, the company’s Board of Directors authorized the increase of its dividend from $0.15 per share to $0.25 per share, a 67% increase. On July 31, 2008, the company’s Board of Directors declared a quarterly dividend of $0.25 per share. Future dividends are subject to declaration by the company’s Board of Directors.

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. No amounts were expended for the quarter ended September 30, 2008. At September 30, 2008, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In July 2007, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53. For the quarter ended September 30, 2007, the company expended $61.1 million to repurchase and cancel 950,000 common shares at an average price paid per common share of $64.27.

In July 2006, the company’s Board of Directors authorized the company to repurchase up to $157.9 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2007. From inception of the July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company expended $154.1 million to repurchase and cancel 2,560,500 common shares at an average price paid per common share of $60.17. For the three-month period ended June 30, 2007, the company expended $113.7 million to repurchase and cancel 1,693,400 common shares at an average price paid per common share of $67.13.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the six months ended September 30, 2008, net cash from operating activities was $196.9 million compared to $220.5 million as of September 30, 2007. Significant components of cash provided by operating activities for the six months ended September 30, 2008, include net earnings of $180.2 million, adjusted for non-cash items of $43.3 million and changes in working capital balances of $26.6 million.

Significant components of cash provided by operating activities for the six months ended September 30, 2007, include net earnings of $174.0 million, adjusted for non-cash items of $20.0 million and changes in working capital balances of $26.5 million.

Investing Activities

Investing activities for the six months ended September 30, 2008, used $238.9 million of cash, which is attributed to $259.8 million of additions to properties and equipment, offset by approximately $20.6 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $31.1 million in capitalized major repair costs, $227.9 million for the construction of offshore marine vessels and $0.8 million of other properties and equipment purchases.

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

Financing Activities

Financing activities for the six months ended September 30, 2008, used $83.7 million of cash, which is primarily the result of $53.6 million used to repurchase the company’s common stock, $25.7 million used for quarterly payment of common stock dividends of $0.25 per common share, and $10.1 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $4.3 million of proceeds from the issuance of common stock resulting from the exercising of stock options and a $1.4 million tax benefit on stock options exercised during the quarter.

Financing activities for the six months ended September 30, 2007, used $135.5 million of cash, which is primarily the result of $174.7 million used to repurchase the company’s common stock, $16.8 million used for quarterly payment of common stock dividends of $0.15 per common share, and $2.5 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $43.4 million of proceeds from the issuance of common stock resulting from the exercising of stock options and a $15.1 million tax benefit on stock options exercised.

Vessel Construction and Acquisition Expenditures

As of September 30, 2008, the company is constructing 23 anchor handling towing supply vessels, varying in size from 6,500 brake horsepower (BHP) to 13,600 BHP, for a total capital commitment of approximately $454.9 million. Six different international shipyards are constructing the vessels. Six of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 23 vessels will begin in November 2008 with the last vessel scheduled for delivery in January 2012. As of September 30, 2008, the company had expended $169.7 million for the construction of these vessels.

The company is also committed to the construction of six 230-foot, eight 240-foot, two 260-foot and twelve 280-foot platform supply vessels for a total aggregate investment of approximately $651.3 million. The company’s shipyard, Quality Shipyards, LLC, is constructing the two 260-foot deepwater class vessels. One international shipyard is constructing the six 230-foot vessels, while two different international shipyards are constructing the eight 240-foot deepwater class vessels. The six 230-foot vessels are scheduled for delivery beginning in January 2009 with final delivery of the sixth vessel in January 2010. Expected delivery for the eight 240-foot deepwater class vessels will begin in January 2009 with delivery of the eighth 240-foot vessel in September 2009. The twelve 280-foot deepwater class vessels are being constructed at an international shipyard, and are expected to be delivered to the market beginning in November 2010 with final delivery of the twelfth 280-foot vessel in July of 2012. As of September 30, 2008, $181.0 million has been expended on these 28 vessels.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats and two water jet crewboats for an aggregate cost of approximately $21.7 million. Two separate international shipyards are constructing these vessels. The two water jet crewboats are expected to be delivered in February 2009. The two fast, crew/supply vessels are expected to be delivered in June and September of 2009. As of September 30, 2008, the company had expended $10.9 million for the construction of these four vessels.

The company is also committed to the construction of two offshore tugs for an aggregated cost of approximately $28.4 million. The offshore tugs are being constructed at an international shipyard and are expected to be delivered to the company in July and August of 2009. As of September 30, 2008, $16.3 million has been expended on these two offshore tugs.

The table below summarizes the various vessel commitments by vessel class and type as of September 30, 2008:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 09/30/08	Number of Vessels	Total Cost Commitment	Expended Through 09/30/08
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	6	$173,893	$85,180
Platform supply vessels	2	$63,604	$19,563	20	$513,368	$130,818
Replacement Fleet:
Anchor handling towing supply	—	—	—	17	$280,997	$84,507
Platform supply vessels	—	—	—	6	$74,336	$30,594
Crewboats and offshore tugs:
Crewboats	—	—	—	4	$21,703	$10,950
Offshore tugs	—	—	—	2	$28,362	$16,333
Totals	2	$63,604	$19,563	55	$1,092,659	$358,382

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	12/08	03/09	06/09	09/09	12/09	Thereafter
Deepwater vessels:
Anchor handling towing supply	—	—	1	1	1	3
Platform supply vessels	—	3	2	3	1	13
Replacement Fleet:
Anchor handling towing supply	5	3	1	—	2	6
Platform supply vessels	—	2	1	1	1	1
Crewboats and offshore tugs:
Crewboats	—	2	1	1	—	—
Offshore tugs	—	—	—	2	—	—
Totals	5	10	6	8	5	23

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flows, its $300 million senior unsecured notes, its revolving credit facility and various capitalized and operating lease arrangements. Of the total $1.2 billion of capital commitments for vessels currently under construction, the company has expended $377.9 million as of September 30, 2008. Based on the company’s current operating outlook, we believe that commitments existing as of September 30, 2008, can be met with available cash on hand, future operating cash flows, and funds available under the existing revolving credit facility.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2008, was approximately $0.1 million and $0.4 million, respectively. Interest costs capitalized, for the quarter and six-month period ended September 30, 2008, was approximately $3.5 million and $6.9 million, respectively.

Interest and debt costs incurred, net of interest capitalized for the quarter and six-month period ended September 30, 2007, was approximately $1.3 million and $4.2 million, respectively. Interest costs capitalized for the quarter and six-month period ended September 30, 2007 was approximately $2.8 million and $4.9 million, respectively.

Other Liquidity Matters

The company previously indicated that it believed it had sufficient financial capacity to support a $1.0 billion annual investment in acquiring or building new vessels for the intermediate term, assuming customer demand, acquisition and shipyard economics and other considerations justified such an investment. At present, it is unclear whether adequate capital and liquidity will be available to supplement cash generated by the company to fully implement the continuation of its fleet replacement program at this level, or, if available, on terms and pricing as advantageous as the company has enjoyed historically. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets. At September 30, 2008, the company had approximately $145.0 million of cash and cash equivalents. In addition, at September 30, 2008, the entire amount of the company’s $300.0 million revolving credit facility was available for future financing needs.

Vessel Construction. The company’s vessel construction program has been designed to replace over time the company’s aging fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and could require replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity or new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years.

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

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. Substantially all of the fund’s deficit allocable to the company relates to current operating subsidiaries. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. At September 30, 2008, $4.5 million remains payable to MNOPF in additional contributions based on current assessments, all of which is fully accrued. In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

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

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the assets on its books and the company is expensing periodic lease payments. For the quarter and six-month period ended September 30, 2008, the company expensed approximately $1.7 million and $3.5 million, respectively on these bareboat charter arrangements as compared to $1.0 million and $1.7 million for the quarter and six-month period September 30, 2007.

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

At September 30, 2008, the company had $300.0 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes were originally issued with maturities ranging from 7 years to 12 years and an average outstanding life to maturity of 9.5 years. The notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at September 30, 2008 was estimated to be $275.3 million. Because the debt outstanding at September 30, 2008 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at September 30, 2008 of approximately $14.6 million and a 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at September 30, 2008 of approximately $5.9 million.

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

The company had no outstanding currency spot contracts at September 30, 2008.

At September 30, 2008, the company also had four Euro forward contracts outstanding at September 30, 2008 totaling $1.5 million that hedged the company’s foreign exchange exposure relating to the construction commitment of two crewboats at an international shipyard that totaled a U.S. dollar equivalent of approximately $3.4 million. At September 30, 2008, the combined change in fair value of these four forward contracts was approximately $0.1 million, all of which was recorded as a decrease to earnings during the quarter ended September 30, 2008, because the forward contracts do not qualify as hedge instruments. All changes in fair value of the forward contracts are recorded in earnings.

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

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that as of September 30, 2008 the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. No amounts were expended for the quarter ended September 30, 2008. At September 30, 2008, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In July 2007, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53. For the quarter ended September 30, 2007, the company expended $61.1 million to repurchase and cancel 950,000 common shares at an average price paid per common share of $64.27.

In July 2006, the company’s Board of Directors authorized the company to repurchase up to $157.9 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2007. From inception of the July 2006 authorized repurchase program through its conclusion on June 30, 2007, the company expended $154.1 million to repurchase and cancel 2,560,500 common shares at an average price paid per common share of $60.17. For the three-month period ended June 30, 2007, the company expended $113.7 million to repurchase and cancel 1,693,400 common shares at an average price paid per common share of $67.13.

The following table summarizes the stock repurchase activity for the three months ended September 30, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1, 2008 - July 31, 2008	—	$—	—	$200,000,000

August 1, 2008 – August 31, 2008	—	—	—	200,000,000

September 1, 2008 - September 30, 2008	—	—	—	200,000,000

Total	—	$—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Shareholders of the company was held on July 31, 2008. A total of 45,595,735 of the company’s shares were present or represented by proxy at the meeting. This represented more than 88.6% of the eligible voting shares. At the meeting, the company’s shareholders took the following actions:

1.	Elected the following three directors for terms to expire at the 2009 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

Name	For	Withheld
M. Jay Allison	42,044,212	3,551,523
James C. Day	42,747,512	2,848,223
Richard T. du Moulin	42,697,538	2,898,197
J. Wayne Leonard	42,699,618	2,896,116
Richard A. Pattarozzi	42,325,376	3,270,359
Nicholas Sutton	42,612,519	2,983,216
Cindy B. Taylor	44,511,930	1,083,805
Dean E. Taylor	42,541,362	3,054,373
Jack E. Thompson	42,693,206	2,902,528

The directors whose term of office as a director continued after the meeting are:

Jon C. Madonna
William C. O’Malley

2.	A proposal to approve the terms of the Executive Officer Annual Incentive Plan was approved with 37,474,528 votes cast for, 1,450,904 votes against, 676,765 abstentions, and 5,993,537 non-votes.

3.

The selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending March 31, 2009 was ratified with 45,406,271 votes cast for, 156,128 votes against, and 33,336 abstentions, and 0 non-votes.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on

Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: October 27, 2008	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and Chief Executive Officer

Date: October 27, 2008	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: October 27, 2008	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number

10.1*+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007.

10.2*+	Amendment No. 1 to Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of June 1, 2008.

10.3*+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Stephen Dick dated effective as of June 1, 2008.

10.4*+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey Platt dated effective as of June 1, 2008.

10.5*+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Joseph Bennett dated effective as of June 1, 2008.

10.6*+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Bruce D. Lundstrom dated effective as of July 31, 2008.

10.7*+	Change of Control Agreement between Tidewater Inc. and Quinn P. Fanning dated effective as of July 31, 2008.

10.8*+

Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Quinn P. Fanning dated effective as of July 31, 2008.

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