Form 10-Q
period 2008-12-31
TIDEWATER INC
filed 2009-01-28
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                 .

Commission file number: 1-6311

—

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

There were 51,537,664 shares of Tidewater Inc. common stock, $.10 par value per share, outstanding on January 16, 2009. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	December 31, 2008	March 31, 2008
Current assets:
Cash and cash equivalents	$201,898	270,205
Trade and other receivables, net	331,408	308,813
Marine operating supplies	51,104	46,369
Other current assets	8,398	5,208
Total current assets	592,808	630,595
Investments in, at equity, and advances to unconsolidated companies	33,177	27,433
Properties and equipment:
Vessels and related equipment	3,170,546	2,867,391
Other properties and equipment	83,014	82,357
	3,253,560	2,949,748
Less accumulated depreciation and amortization	1,308,312	1,270,710
Net properties and equipment	1,945,248	1,679,038
Goodwill	328,754	328,754
Other assets	70,520	85,960
Total assets	$2,970,507	2,751,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	—	10,059
Accounts payable	81,517	93,147
Accrued expenses	64,700	54,497
Accrued property and liability losses	5,968	6,271
Other current liabilities	46,467	34,930
Total current liabilities	198,652	198,904
Long-term debt	300,000	300,000
Deferred income taxes	199,036	189,605
Accrued property and liability losses	8,853	12,530
Other liabilities and deferred credits	120,138	120,657

Commitment and contingencies (Note 6)

Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 51,538,414 shares at December and 52,318,806 shares at March	5,154	5,232
Other stockholders’ equity	2,138,674	1,924,852
Total stockholders’ equity	2,143,828	1,930,084
Total liabilities and stockholders’ equity	$2,970,507	2,751,780

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Revenues:
Vessel revenues	$349,181	310,670	1,022,189	900,929
Other marine revenues	13,154	3,545	27,029	37,814
	362,335	314,215	1,049,218	938,743
Costs and expenses:
Vessel operating costs	161,320	148,731	513,419	429,578
Costs of other marine revenues	11,347	1,747	23,091	32,979
Depreciation and amortization	32,173	31,123	93,451	89,156
General and administrative	31,669	31,112	102,092	93,304
Gain on sales of assets	(4,760)	(660)	(20,998)	(9,692)
	231,749	212,053	711,055	635,325
	130,586	102,162	338,163	303,418
Other income (expenses):
Foreign exchange gain (loss)	3,396	(159)	4,693	(543)
Equity in net earnings of unconsolidated companies	4,079	3,141	12,073	10,252
Interest income and other, net	1,372	4,077	4,696	13,779
Interest and other debt costs	(77)	(1,535)	(505)	(5,713)
	8,770	5,524	20,957	17,775
Earnings before income taxes	139,356	107,686	359,120	321,193
Income taxes	22,391	18,316	61,948	57,815
Net earnings	$116,965	89,370	297,172	263,378

Basic earnings per common share	$2.28	1.67	5.79	4.80

Diluted earnings per common share	$2.28	1.66	5.76	4.76

Weighted average common shares outstanding	51,242,848	53,498,846	51,344,835	54,896,999
Incremental common shares from stock options	74,288	315,409	202,993	403,158
Adjusted weighted average common shares	51,317,136	53,814,255	51,547,828	55,300,157

Cash dividends declared per common share	$0.25	0.15	0.75	0.45

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2008	2007
Operating activities:
Net earnings	$297,172	263,378
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	93,451	89,156
Provision for deferred income taxes	7,876	3,018
Gain on sales of assets	(20,998)	(9,692)
Equity in earnings of unconsolidated companies, net of dividends	(6,004)	(5,840)
Compensation expense - stock-based	8,410	8,714
Excess tax liability (benefit) on stock options exercised	843	(4,335)
Changes in assets and liabilities, net:
Trade and other receivables	(17,545)	(33,784)
Marine operating supplies	(4,735)	697
Other current assets	(3,190)	(826)
Accounts payable	(12,891)	3,908
Accrued expenses	10,203	15,848
Accrued property and liability losses	(304)	(232)
Other current liabilities	11,470	19,699
Other, net	4,748	3,367
Net cash provided by operating activities	368,506	353,076
Cash flows from investing activities:
Proceeds from sales of assets	30,459	61,201
Additions to properties and equipment	(368,706)	(291,709)
Other	260	—
Net cash used in investing activities	(337,987)	(230,508)
Cash flows from financing activities:
Principal payments on capitalized lease obligations	(10,059)	(19,565)
Proceeds from exercise of stock options	4,346	43,580
Stock repurchases	(53,634)	(291,147)
Cash dividends	(38,636)	(24,975)
Excess tax (liability) benefit on stock options exercised	(843)	4,335
Net cash used in financing activities	(98,826)	(287,772)
Net change in cash and cash equivalents	(68,307)	(165,204)
Cash and cash equivalents at beginning of period	270,205	393,806
Cash and cash equivalents at end of period	$201,898	228,602

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,194	9,791
Income taxes	$44,389	41,962
Non-cash financing activities:
Capitalized leases	$—	33,876

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

The consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. The company uses the equity method to account for equity investments over which the company exercises significant influence but does not exercise control and is not the primary beneficiary.

(2) Stockholders’ Equity

Common Stock Repurchase Program

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. No amounts were expended for the quarter ended December 31, 2008 or from July 1, 2008 to December 31, 2008. At December 31, 2008, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. Due to the distress in the capital and liquidity markets, company management is attempting to maximize available liquidity for all investment opportunities. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In July 2007, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53. For the quarter ended December 31, 2007, the company expended $116.4 million for the repurchase and cancellation of 2,282,200 common shares, at an average price paid per common share of $51.00. For the nine-month period ended December 31, 2007, the company expended $291.1 million for the repurchase and cancellation of 4,925,600 common shares, at an average price paid per common share of $59.11.

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

Dividend Program

In May 2008, the company’s Board of Directors authorized the increase of the dividend from $0.15 per share to $0.25 per share, a 67% increase. On November 13, 2008, the company’s Board of Directors declared a quarterly dividend of $0.25 per share. The declaration of dividends is at the discretion of the company’s Board of Directors.

(3) Income Taxes

The effective tax rate applicable to pre-tax earnings for the quarter and the nine-month period ended December 31, 2008 was 16.1% and 17.25%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and the nine-month period ended December 31, 2007 was 17.01% and 18.0%, respectively.

On January 9, 2008, the U.S. District Court for the Eastern District of Louisiana rendered a summary judgment in the company’s favor concerning the disallowance by the IRS of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. On March 6, 2008, the IRS appealed the district court’s decision to the Fifth Circuit Court of Appeals. Although the ultimate resolution of this matter can not be predicted, it is reasonably possible that the dispute will be resolved within the next twelve months. The company has approximately $29.0 million of tax liabilities recorded at December 31, 2008, with respect to this issue, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000 that would be reversed should these deductions ultimately be allowed.

Penalties and interest related to FIN 48 liabilities are recorded as income tax expense for financial statement purposes.

Included in other current liabilities at December 31, 2008 and March 31, 2008 are taxes payable (primarily income) of $32.1 million and $22.1 million, respectively.

(4) Employee Benefit Plans

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation levels. In addition, the company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The company contributed $0.4 million and $4.0 million to the defined benefit pension plan during the quarter and the nine-month period ended December 31, 2008, respectively, and expects to contribute an additional $0.4 million to the plan during the remainder of the current fiscal year. The company contributed $0.3 million and $1.0 million to the defined benefit pension plan during the quarter and the nine-month period ended December 31, 2007, respectively. The company contributed $2.8 million to the supplemental plan during the quarter ended December 31, 2007.

Effective December 10, 2008, the supplemental plan was amended to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants currently receiving monthly benefit payments will receive lump sum distributions in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 is currently estimated to be $8.4 million. A settlement loss, which is currently estimated to be $3.1 million, will be recorded at the time of the distribution.

Included in other assets at December 31, 2008, is $13.6 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of December 31, 2008, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at December 31, 2008 is after the effect of $2.7 million of after-tax unrealized losses ($4.2 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2008	2007	2008	2007
Pension Benefits:
Service cost	$265	297	795	891
Interest cost	1,150	1,052	3,450	3,156
Expected return on plan assets	(635)	(638)	(1,905)	(1,914)
Amortization of prior service cost	3	6	9	18
Recognized actuarial loss	400	488	1,200	1,464
Net periodic benefit cost	$1,183	1,205	3,549	3,615

Other Benefits:
Service cost	$281	342	843	1,026
Interest cost	514	458	1,542	1,374
Amortization of prior service cost	(496)	(547)	(1,488)	(1,641)
Recognized actuarial loss	268	339	804	1,017
Net periodic benefit cost	$567	592	1,701	1,776

(5) Debt

Revolving Credit Agreement

At December 31, 2008, the entire amount of the company’s $300.0 million revolving line of credit was available for future financing needs. The company’s revolving credit agreement matures in May 2010.

Senior Debt Notes

At December 31, 2008, the company had outstanding $300.0 million of senior unsecured notes that were issued on July 8, 2003. The multiple series of notes were originally issued with maturities ranging from 7 years to 12 years and an average outstanding life to maturity of 9.5 years. The notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at December 31, 2008 was estimated to be $279.8 million.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and the nine-month period ended December 31, 2008, were approximately $0.1 million and $0.5 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2008, were approximately $3.4 million and $10.3 million, respectively.

Interest and debt costs incurred, net of interest capitalized for the quarter and the nine-month period ended December 31, 2007, were approximately $1.5 million and $5.7 million, respectively. Interest costs capitalized for the quarter and the nine-month period ended December 31, 2007 were approximately $2.9 million and $7.8 million, respectively.

(6) Commitments and Contingencies

Vessel Commitments

As of December 31, 2008, the company had commitments to build 56 vessels at a total cost of approximately $1.1 billion, which includes contract costs and other incidental costs. The company is committed to the construction of 21 anchor handling towing supply vessels ranging between 6,500 to 13,600 brake horsepower (BHP), 27 platform supply vessels, six crewboats, and two offshore tugs. Scheduled delivery of the vessels began January 2009 with delivery of the final vessel in July 2012. As of December 31, 2008, $419.0 million had been expended on these vessels.

The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and could require replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity or new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years.

The company has experienced some delays, which may continue, in the expected deliveries of equipment for vessels under construction (as has the offshore supply vessel industry in general). Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Delays in the expected deliveries of any of these vessels could result in penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

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

During the course of the investigation, special counsel has been periodically providing the Department of Justice and the Securities and Exchange Commission with informational updates. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine-month period ending on October 10, 2008. The company subsequently entered into a superseding agreement with the Department of Justice (also effective as of January 10, 2008) to reflect the current scope of special counsel’s investigation and to extend the tolling period through June 1, 2009. In addition, the company has entered into a similar agreement with the Securities and Exchange Commission effective as of January 10, 2008 to toll relevant statutes of limitations through June 1, 2009. Both agreements expressly provide that they do not constitute an admission by the company of any facts or of any wrongdoing. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, what potential remedies or sanctions, if any, these agencies may seek, and what the time frame for resolution of this matter may be. From time to time, these agencies have requested certain documents and information from the company. The company has been voluntarily cooperating with those requests, and special counsel is conducting such further review as may be warranted in connection with those requests. Special counsel expects to have additional meetings with the agencies as appropriate. In the meantime, however, after considering the findings reported by special counsel, management is in the process of implementing disciplinary measures against employees of the company and its subsidiaries implicated by the findings of the investigation.

Based on the findings of the investigation reported to the company and the Audit Committee to date, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of December 31, 2008. Should additional information be obtained that any potential liability is probable and reasonably estimable the company will record such liability at that time. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

The company continues to operate vessels in Nigerian offshore waters, either under valid permits, extensions of valid permits, or under temporary arrangements not objected to by the Nigerian government where the underlying permits have expired. The company has, from time to time, experienced difficulty in extending the term of previously issued permits or obtaining new permits. The company anticipates that it may continue to experience similar difficulties in the future. In the event that the company experiences such difficulties, the company may choose to relocate vessels to other countries subject to market conditions (including demand for vessels). However, the company will continue to endeavor to extend existing permits and obtain new permits to operate vessels in Nigerian offshore waters consistent with its reinvigorated U.S. Foreign Corrupt Practices (FCPA) compliance program.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. While there were no amounts expensed in fiscal 2008 related to this matter, the company recorded an additional liability of $1.2 million during the quarter ended December 31, 2008. At December 31, 2008, $4.9 million remains payable to MNOPF in additional contributions based on current assessments, all of which is fully accrued. In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(7) Financial Instruments

On April 1, 2008, the company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), for financial assets and liabilities that are measured and reported at fair value on a recurring basis. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs are inputs that reflect the company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The adoption of SFAS No. 157 had no impact on the company’s financial position, results of operations or cash flows for the nine months ended December 31, 2008.

The company’s primary financial instruments required to be measured and recorded at fair value consist of investments held by participants in a supplemental executive retirement plan, a deferred supplemental savings plan and a multinational savings plan. These investments are valued based on quoted market prices and were carried at $21.6 million at December 31, 2008.

The company also periodically enters into certain foreign exchange and interest rate derivatives which are recorded at fair value. The derivative instruments are valued using quoted prices and quotes obtainable from the counterparties to the derivative instruments. The company currently has four foreign exchange derivatives outstanding and considers these derivatives to be immaterial to the financial statements at December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). This statement provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 became applicable to the company on April 1, 2008. The company has chosen not to adopt the provisions of SFAS No. 159 for its existing financial instruments.

(8) Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles “ (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The effective date of SFAS No. 162 is November 15, 2008. The adoption of SFAS No. 162 did not change the company’s current practice nor did it have an effect on its results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS No. 160) which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. Early adoption is prohibited. The company is assessing SFAS No. 160 and has not yet determined the impact that the adoption of SFAS No. 160 will have on its results of operations or financial position.

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

(9) Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and nine-month periods ended December 31, 2008 and 2007. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2008	2007	2008	2007
Revenues:
Vessel revenues:
United States	$37,112	36,702	117,216	122,957
International	312,069	273,968	904,973	777,972
	349,181	310,670	1,022,189	900,929
Other marine revenues	13,154	3,545	27,029	37,814
	$362,335	314,215	1,049,218	938,743

Marine operating profit:
Vessel activity:
United States	$11,201	2,497	31,484	22,677
International	125,733	107,138	320,081	297,818
	136,934	109,635	351,565	320,495
Gain on sales of assets	4,760	660	20,998	9,692
Other marine services	1,552	1,681	3,440	4,459
Operating profit	$143,246	111,976	376,003	334,646
Equity in net earnings of unconsolidated companies	4,079	3,141	12,073	10,252
Interest and other debt costs	(77)	(1,535)	(505)	(5,713)
Corporate general and administrative	(7,805)	(9,417)	(29,151)	(30,418)
Other income	(87)	3,521	700	12,426
Earnings before income taxes	$139,356	107,686	359,120	321,193

Depreciation and amortization:
Marine equipment operations
United States	$3,715	4,908	12,345	13,804
International	28,110	25,822	80,055	74,240
General corporate depreciation	348	393	1,051	1,112
	$32,173	31,123	93,451	89,156

Additions to properties and equipment:
Marine equipment operations
United States	$8,402	16,608	22,976	41,105
International	100,453	58,648	345,600	273,608
General corporate	6	—	130	10,872
	$108,861	75,256	368,706	325,585

The following table provides a comparison of total assets at December 31, 2008 and March 31, 2008:

(In Thousands)	December 31, 2008	March 31, 2008
Total assets:
Marine:
United States	$557,670	523,723
International	2,252,616	1,953,650
	2,810,286	2,477,373
Investments in and advances to unconsolidated Marine companies	33,177	27,433
	2,843,463	2,504,806
General corporate	127,044	246,974
	$2,970,507	2,751,780

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 2008 and 2007, and of cash flows for the nine-month periods ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.

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

January 28, 2009

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations. Some of these risks are discussed in this report and include, without limitation, fluctuations in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, development and production; changing customer demands for different vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; instability of global financial markets and difficulty in accessing credit or capital; acts of terrorism; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate especially considering the effects the distress in credit and capital markets will have on our customers and the global economy and the uncertainties surrounding the potential for a prolonged global recession. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission (SEC) on May 30, 2008 and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

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

General Market Conditions and Results of Operations

During the last half of calendar 2008, worldwide demand for oil and gas dropped precipitously and energy prices sharply declined as a result of a global recession. The company is assessing the possible impacts on its operations and financial condition of various scenarios, including the potential for a prolonged global recession. In particular, the company continues to evaluate how a prolonged global recession might impact development plans of exploration and production companies and global demand for offshore vessels. Among other things, the company is also uncertain of the impact a prolonged global recession and the related distress in credit and capital markets will have on the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. Also unknown is the potential effect that the recession may have on the company’s more highly-leveraged competitors, including those companies’ abilities to continue to fund their construction commitments. At present, the financial and commodity markets are still too unstable to assess the situation with a high degree of confidence. For the quarter and the nine-month period ended December 31, 2008, the company did not experience any significant negative effects from the current financial crisis and credit market tightening.

Given the foregoing uncertainties, the company continues to re-assess its stated strategies and investment plans. All statements made herein of the previously stated plans or the “current” plan or expectation of such should be considered in the light of the potential effects discussed in the preceding paragraph. While the magnitude of any change in plans, including investment plans, cannot be predicted at this time, it is likely that some adjustments will be necessary due to the global recession, the recent dramatic reduction in commodity prices, and the lack of liquidity in financial markets.

The company operates in a highly competitive business environment that has many risks. Critical risk factors that affect, or may affect, the company and the offshore marine service industry include the absolute level and volatility of crude oil and natural gas prices, changes in the level of capital spending by the company’s customers, the number of available drilling rigs (as discussed below) and the potential overcapacity in the offshore vessel market. A full discussion of each of these risk factors (in addition to several other risk factors) is disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission on May 30, 2008.

The company’s offshore service vessels provide a diverse range of services and equipment to the energy industry. The company’s revenues and operating profit are driven primarily by the company’s fleet size, vessel utilization and day rates because a sizeable portion of the company’s operating costs (including depreciation) do not change proportionally with changes in revenue. Operating costs consist primarily of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies and vessel operating lease expense. Fleet size, fleet composition, geographic areas of operation and the supply and demand for marine personnel are the major factors which affect overall crew costs.

The timing and amount of repair and maintenance costs are influenced by customer demands, vessel age and drydockings to satisfy safety and inspection requirements mandated by regulatory agencies. A certain number of drydockings are required over a given period to meet regulatory requirements. Drydocking costs are incurred only if economically justified, taking into consideration the vessel’s age, physical condition and future marketability. If a required drydocking is not performed, the company will either stack or sell the vessel as it is not permitted to work without the proper certifications. When the company takes a productive vessel out of service for drydocking, the company incurs not only the drydocking cost but also continues to incur operating costs and depreciation on the vessel and loses revenue from that vessel during the drydock period. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues. In the current environment of record dayrates in international markets, drydockings have taken on an increasing importance to the company and its financial performance. The company’s older vessels, for which demand remains relatively strong, require more frequent repair and drydockings, while some of the newer vessels built over the last eight years are now experiencing their first and second required regulatory drydockings. The combination of these factors has led to increased levels of expenditures for drydockings and incremental volatility in operating revenues, thus making period-to-period comparisons more difficult. Although the company attempts to efficiently manage its fleet drydocking schedule to minimize the disruptive effect, inflationary pressures in shipyard pricing experienced in recent years and the heavy workloads at the shipyards resulted in increased drydocking costs, increased days off hire at shipyards, and therefore, increased loss of revenue. Due to the global recession, it is unknown if the shipyard situation will improve in the foreseeable future. Should no improvement occur, the company expects that the timing of drydockings in the future will result in continued quarterly volatility in repair and maintenance costs and loss in revenue. Fuel and lube costs can also fluctuate in any given period depending on the number of vessel mobilizations that occur.

The company also incurs vessel operating costs which are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other type costs. Brokers’ commission costs are incurred primarily in the company’s international operations where brokers assist in obtaining work for the company’s vessels. Brokers are paid a percentage of day rates and, accordingly, as revenues increase so do commissions paid to brokers. Other type costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary vessel importation fees.

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on sales of assets) for the company’s vessel fleet and the related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2008 and 2007 and for the quarter ended September 30, 2008. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine services relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2008	%	2007	%	2008	%	2007	%	2008	%

Revenues:
Vessel revenues:
United States	$37,112	10%	36,702	12%	117,216	11%	122,957	13%	40,002	12%
International	312,069	86%	273,968	87%	904,973	86%	777,972	83%	304,635	88%

	349,181	96%	310,670	99%	1,022,189	97%	900,929	96%	344,637	99%
Other marine revenues	13,154	4%	3,545	1%	27,029	3%	37,814	4%	2,192	1%

	$362,335	100%	314,215	100%	1,049,218	100%	938,743	100%	346,829	100%

Operating costs:
Vessel operating costs:
Crew costs	$89,226	25%	78,749	25%	274,464	26%	231,688	25%	92,086	27%
Repair and maintenance	28,988	8%	28,272	9%	97,538	9%	78,232	8%	32,702	9%
Insurance and loss reserves	889	<1%	7,548	2%	11,970	1%	18,125	2%	5,608	2%
Fuel, lube and supplies	16,341	5%	12,713	4%	50,116	5%	36,198	4%	18,609	5%
Vessel operating leases	1,749	<1%	1,308	<1%	5,247	1%	3,039	<1%	1,749	1%
Other	24,127	7%	20,141	6%	74,084	7%	62,296	7%	24,617	7%

	161,320	45%	148,731	47%	513,419	49%	429,578	46%	175,371	51%
Costs of other marine revenues	11,347	3%	1,747	1%	23,091	2%	32,979	4%	1,315	<1%

	$172,667	48%	150,478	48%	536,510	51%	462,557	49%	176,686	51%

The following table subdivides vessel operating costs presented above by the company’s United States and International segments for the quarters and the nine-month periods ended December 31, 2008 and 2007 and for the quarter ended September 30, 2008.

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2008	%	2007	%	2008	%	2007	%	2008	%

Vessel operating costs:
United States:
Crew costs	$14,189	4%	15,144	5%	44,034	4%	47,999	5%	14,757	4%
Repair and maintenance	3,051	1%	5,294	2%	10,380	1%	12,979	1%	3.377	1%
Insurance and loss reserves	(149)	<1%	2,645	1%	3,469	<1%	6,653	1%	1,773	1%
Fuel, lube and supplies	609	<1%	750	<1%	2,098	<1%	2,447	<1%	811	<1%
Vessel operating leases	786	<1%	786	<1%	2,360	<1%	1,299	<1%	787	<1%
Other	933	<1%	1,656	1%	3,437	<1%	5,800	1%	1,065	<1%

	19,419	5%	26,275	8%	65,778	6%	77,177	8%	22,570	7%
International:
Crew costs	$75,037	21%	63,605	20%	230,430	22%	183,689	20%	77,329	22%
Repair and maintenance	25,937	7%	22,978	7%	87,158	8%	65,253	7%	29,325	8%
Insurance and loss reserves	1,038	<1%	4,903	2%	8,501	1%	11,472	1%	3,835	1%
Fuel, lube and supplies	15,732	4%	11,963	4%	48,018	5%	33,751	4%	17,798	5%
Vessel operating leases	963	<1%	522	<1%	2,887	<1%	1,740	<1%	962	<1%
Other	23,194	6%	18,485	6%	70,647	7%	56,496	6%	23,552	7%

	141,901	39%	122,456	39%	447,641	43%	352,401	38%	152,801	44%

Total operating costs	$161,320	45%	148,731	47%	513,419	49%	429,578	46%	175,371	51%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $5.6 million of billings as of December 31, 2008 ($5.7 million of billings as of March 31, 2008), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The company’s consolidated net earnings for the nine months ended December 31, 2008 increased approximately 13%, or $33.8 million, compared to the net earnings achieved during the same period in fiscal 2008 primarily due to higher average day rates. The company’s United States (U.S.) revenues decreased approximately 5%, or $5.7 million, during the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, while the company’s international revenues increased $127.0 million, or approximately 16%, during the same comparative period. Domestic-based vessel operating costs decreased approximately 15%, or $11.4 million, during the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, while the company’s international-based vessel operating costs increased approximately 27%, or $95.2 million, during the same comparative period. A significant portion of the company’s operations are conducted internationally. For the nine months ended December 31, 2008, revenues generated from international operations as a percentage of the company’s total revenues were 87%.

The company’s U.S.-based revenues decreased approximately 5% during the nine months ended December 31, 2008, as compared to the same period in fiscal 2008, primarily due to a decrease in the number of vessels operating in the U.S.-based portion of the Gulf of Mexico (GOM) and to lower utilization on the remaining U.S.-based vessels despite an approximate 11% increase in average day rates. Demand for vessels in the shallow water GOM offshore vessel market diminished as numerous drilling rigs relocated to international areas. The number of operating drilling rigs in the U.S. offshore market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. At present, the offshore rig count in the GOM remains at historically low levels. The strength of the international drilling market attracted offshore rigs from the U.S. market over the past few years. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. In addition, consolidation could result in the absorption of an oil and gas company with which the company has a strong commercial relationship into another company with which the company does not have such a relationship.

During the summer of 2008, vessel day rates trended higher as the supply/demand fundamentals in the GOM offshore vessel market tightened due to an increase in exploration and production (E&P) drilling activity resulting from high natural gas prices, which reached the $13.00 per Mcf range in July 2008 and which have since deflated to the $5.00 to $6.00 per Mcf range. In September 2008, Hurricanes Gustav and Ike hit the Louisiana and Texas coasts. The U.S. Minerals Management Service reported that the damage caused by the two storms to the energy industry infrastructure in the U.S. GOM and along the U.S. Gulf Coast was not as extensive as the damage caused by Hurricanes Katrina and Rita in calendar year 2005 and indicated that the damage that was sustained would take several months to repair. The market for offshore support vessels was tight prior to the two storms, and drilling operators discovered shortages in available-for-work offshore vessels operating in the U.S. GOM. The GOM supply boat market had a significant number of vessels stacked that could resume active status, but only after expenditures to drydock and re-certify the vessels. Prior to the storms, all of the company’s available-for-work U.S.-based vessels were working at relatively full utilization and, since the storms, two of the company’s stacked vessels underwent a drydock and recertification in order to meet increased post-hurricane market demand. Demand for the company’s vessels was brisk for the majority of the quarter ended December 31, 2008, but demand has waned in the last weeks of the quarter due to normal winter slowdowns and the winding down of repair work on the offshore energy infrastructure.

During the quarter ended September 30, 2008, both U.S. President Bush and the U.S. Congress allowed the moratorium on offshore drilling in federal waters along the U.S. Pacific and Atlantic coasts to expire effective October 1, 2008. Although the lifting of the moratorium will not result in immediate drilling, the prospects for the future of offshore drilling in the new regions of the U.S. could be promising; however, in January 2009, U.S. President Obama took office, and it is not yet clear what the energy policy of his administration will be or what impact such policy will have on the offshore energy industry.

The deepwater offshore energy market is a growing segment of the energy market. Worldwide rig construction escalated in the past few years as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next four years, the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 175 rigs, which will supplement the current approximate 740 movable rigs worldwide. In addition, investment is also being made in the floating production market where approximately 68 new floating production units are currently under construction and are expected to be delivered over the next four years to supplement the current approximate 308 floating production units worldwide.

Approximately 700 new-build vessels (platform supply vessels and anchor handlers only) are currently under construction and are expected to be delivered to the worldwide offshore vessel market over the next four years as reported by ODS-Petrodata. The current worldwide fleet of these classes of vessels approximates 2,000 vessels. An increase in vessel capacity could have the effect of lowering charter rates. However, the worldwide offshore marine vessel industry has a large number of aging vessels that are nearing or exceeding original expectations of estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels would likely mitigate the potential effects of new-build vessels being delivered into the market. Additional vessel demand should be created with the addition of new drilling rigs and floating production units over the next few years, which should help minimize the effects of 700 new-build vessels (platform supply vessels and anchor handlers only) being added to the offshore support vessel fleet. However, it is unknown at this time how the global recession will influence the utilization of equipment currently in existence and ultimate delivery of new drilling rigs, floating production units and vessels currently under construction.

Commodity prices, and particularly the price of crude oil and natural gas, are critical factors in E&P companies’ decisions to retain their drilling rigs in the GOM market or mobilize the rigs to more profitable international markets. Prices for crude oil and natural gas have fallen dramatically from their respective peaks achieved in calendar year 2008 due to a global recession that resulted in a marked decline in worldwide demand for oil and gas. Inventory levels for natural gas rose higher than expected over the summer and were near full capacity at the end of the season as was the case during calendar years 2006 and 2007. Production shut-ins in the offshore drilling market caused by Hurricanes Gustav and Ike eased some of the production growth in natural gas but were insufficient to offset strong land-based natural gas drilling. Analysts estimate that inventory levels for natural gas will remain high even during the winter drawdown season due to the strong supply growth and declining demand resulting from the economic recession. High inventory levels for natural gas and low demand do not bode well for future increases in natural gas pricing. Given the historical strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the GOM, if gas prices remain weak during calendar year 2009, the company would expect that its ability to maintain the utilization rates and day rates for its vessels in that market will be under stress. However, because gas pricing and gas demand have been extremely volatile, as evidenced by the sharp increases and declines experienced during calendar year 2008, management is unable to predict with confidence what the company’s actual experience will be in calendar year 2009.

The company’s assets are highly mobile. Should the U.S. market weaken, the company has the ability to redeploy some of its vessels to international markets where, market conditions permitting, the vessels may benefit from stronger average day rates and statutory income tax rates that are typically lower than in the United States. The company will continue to assess the demand for vessels in the Gulf of Mexico and in the various international markets and consider relocating additional vessels to international areas, although the ability of the company to continue to mobilize vessels among international markets will be subject to global market demand. The cost of mobilizing vessels to a different market are sometimes for the account of the company and sometimes for the account of a contracting customer.

Oil and gas industry analysts are reporting in their 2009 E&P expenditures (both land-based and offshore) surveys that global capital expenditures budgets for E&P are forecast to decrease by approximately 12% over calendar year 2008 levels. The surveys forecast that international capital spending budgets will decline a modest 6% while North American capital spending budgets are forecast to decrease approximately 26% due to the uncertainty in commodity pricing, tight credit markets and the global recession. These budgets were based on an approximate $58 average price per barrel of oil and an approximate $6.35 per mcf average natural gas price for calendar 2009. Additionally, the International Energy Agency announced in January 2009 that it decreased its forecast of oil demand by 11.7% from its October 2008 forecast.

The strength in the company’s international-based revenues during the nine months ended December 31, 2008 can be attributed to higher average day rates. Average day rates for the total international-based fleet increased approximately 20% during the nine months ended December 31, 2008 as compared to the same period in fiscal 2008. The company’s international results of operations are primarily dependent on the supply and demand relationship of crude oil. Even before the financial crisis caused extreme uncertainty in the market, crude oil prices were already retreating from the all time closing high of approximately $147 per barrel in mid-July 2008. In the past four months, falling oil prices prompted the Organization of Petroleum Exporting Countries (OPEC) to announce three oil production cuts in an attempt to stabilize oil prices. The most recent announcement stated that OPEC will cut production by 2.2 million barrels per day effective January 1, 2009, which would reduce oil production by 4.2 million barrels per day (nearly 5% cut in global oil supplies) when all previously announced production cuts are included. At present, it is unknown whether crude oil prices will stabilize at levels that will continue to support significant levels of exploration and production spending by oil and gas companies. In addition, even if prices stabilize at levels that do support high levels of spending, it is uncertain if E&P companies will be able to sustain their level of capital expenditures because of reductions in available capital and liquidity. Given the historical strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the various international markets, if crude oil prices remain weak during calendar year 2009, the company would expect that its ability to maintain the utilization rates and day rates for its vessels in that market will be under stress. However, because oil pricing and oil demand have been extremely volatile, as evidenced by the sharp increases and declines experienced during calendar year 2008, management is unable to predict with confidence what the company’s actual experience will be in calendar year 2009.

Marine operating profit and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2008 and 2007 and for the quarter ended September 30, 2008 consist of the following:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2008	%	2007	%	2008	%	2007	%	2008	%

Marine operating profit:
Vessel activity:
United States	$11,201	3%	2,497	1%	31,484	3%	22,677	2%	10,994	3%
International	125,733	35%	107,138	34%	320,081	31%	297,818	32%	107,086	31%

	136,934	38%	109,635	35%	351,565	34%	320,495	34%	118,080	34%
Gain on sales of assets (A)	4,760	1%	660	<1%	20,998	2%	9,692	1%	5,851	2%
Other marine services	1,552	<1%	1,681	1%	3,440	<1%	4,459	<1%	784	<1%

Operating profit	143,246	40%	111,976	36%	376,003	36%	334,646	36%	124,715	36%

Equity in net earnings of unconsolidated companies	4,079	1%	3,141	1%	12,073	1%	10,252	1%	3,798	1%
Interest and other debt costs	(77)	(<1%)	(1,535)	(<1%)	(505)	(<1%)	(5,713)	(1%)	(108)	(<1%)
Corporate G&A	(7,805)	(2%)	(9,417)	(3%)	(29,151)	(3%)	(30,418)	(3%)	(10,778)	(3%)
Other income	(87)	(<1%)	3,521	1%	700	<1%	12,426	1%	(3)	(<1%)

Earnings before income taxes	$139,356	38%	107,686	34%	359,120	34%	321,193	34%	117,624	34%

(A)	The timing of dispositions of vessels is very difficult to predict; therefore, gains on sales of assets may fluctuate significantly from quarter to quarter.

United States-based Operations

U.S.-based vessel revenues for the quarter ended December 31, 2008, increased a modest 1%, or $0.4 million, as compared to the same period in fiscal year 2008, due to higher utilization rates on all vessel classes operating in the U.S. market and to higher total average day rates resulting from a stronger GOM market during the comparative periods despite fewer vessels operating in the GOM (due to the transfer of vessels to international markets). U.S.-based vessel revenues, for the nine-month period ended December 31, 2008, decreased approximately 5%, or $5.7 million, as compared to the same period in fiscal 2008, due to fewer vessels operating in the GOM resulting from vessels being transferred to international markets and to lower utilization rates despite increases in average day rates.

Revenues on the active towing supply/supply class of vessels, the company’s major income producing vessel class in the domestic market, increased approximately 32%, or $4.9 million, during the quarter ended December 31, 2008, as compared to the same period in fiscal 2008, due to higher utilization and average day rates. Revenues on this same class of vessel decreased approximately 9%, or $5.5 million, during the nine-month period ended December 31, 2008, as compared to the same period in fiscal 2008, due to lower utilization. Revenues on the company’s deepwater class of vessels decreased approximately 17%, or $2.7 million, during the quarter ended December 31, 2008, as compared to the same period in fiscal 2008, due to fewer deepwater vessels operating in the current quarter as a result of vessels being transferred to international markets. Revenues on the company’s deepwater class of vessels increased approximately 8%, or $3.2 million, during the nine-month period ended December 31, 2008, as compared to the same period in fiscal 2008, due to higher utilization and average day rates. The company’s crew/utility class of vessels experienced a decrease in revenues of approximately 29%, or $1.7 million, during the quarter ended December 31, 2008, as compared to the same period in fiscal 2008, due to lower average day rates and fewer vessels operating in the current quarter as a result of vessel being transferred to international markets. Revenues on this same class of vessel decreased approximately 19%, or $3.5 million, during the nine-month period ended December 31, 2008, as compared to the same period in fiscal 2008, due to lower utilization and average day rates.

Average day rates on the U.S-based towing supply/supply vessels increased approximately 34% and 11% during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal 2008. Utilization rates on this same class of vessel increased approximately 3 percentage points during the quarter ended December 31, 2008, but decreased approximately 6 percentage points during the nine-month period ended December 31, 2008, as compared to same periods in fiscal 2008. Average day rates on the company’s U.S.-based deepwater class of vessels increased approximately 3% and

5% during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal year 2008. Utilization rates on the deepwater class of vessels increased approximately 6 and 4 percentage points for the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal year 2008. Utilization rates on the company’s U.S-based crew/utility class of vessels increased approximately 3 percentage points during the quarter ended December 31, 2008, but decreased approximately 7 percentage points during the nine-month period ended December 31, 2008, as compared to the same periods in fiscal year 2008, respectively. Average day rates for the crew/utility class of vessels decreased approximately 8% and 4%, during the same comparative periods, respectively.

U.S.-based operating profit for the quarter and the nine-month period ended December 31, 2008, increased approximately $8.7 million and $8.8 million, or 348% and 39%, as compared to the same periods in fiscal year 2008, respectively, primarily due to lower vessel operating costs and depreciation expense.

Current quarter U.S.-based vessel revenue decreased approximately 7%, or $2.9 million, compared to the previous quarter due primarily to the transfer of seven vessels (including two deepwater vessels) to international markets. Current quarter operating profit increased approximately 2%, or $0.2 million, compared to the previous quarter due to lower vessel operating costs and depreciation expense.

International-based Operations

International-based vessel revenues increased approximately 14% and 16%, or $38.1 million and $127.0 million, for the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal year 2008, due primarily to higher average day rates on all vessel classes operating in international markets.

Revenues on the company’s international deepwater class of vessels increased approximately 10% and 8%, or $6.3 million and $14.4 million, during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal 2008. Revenues on the international towing supply/supply class of vessels increased approximately 17% and 22%, or $28.9 million and $104.5 million, during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal 2008. Revenues on the company’s crew/utility class of vessels increased a modest 1% and 2%, or $0.3 million and $1.8 million, during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal 2008. Revenues on the company’s offshore tug class of vessels increased approximately 19% and 11%, or $2.4 million and $4.7 million, during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal 2008.

Average day rates on the international deepwater class of vessels increased approximately 6% and 11%, during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal year 2008, while utilization rates on this same class of vessel decreased approximately 6 and 8 percentage points, during the same comparative periods. Average day rates for the company’s international towing supply/supply class of vessels increased approximately 22% for the quarter and the nine-month period ended December 31, 2008, as compared to the same periods in fiscal year 2008, respectively, while utilization rates on the same class of vessels decreased approximately 3 and 2 percentage points during the same comparative periods, respectively. Average day rates on the company’s international-based crew/utility class of vessels increased approximately 11% and 10%, during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal 2008. Utilization rates for the crew/utility class of vessels decreased approximately 9 and 6 percentage points during the same comparative periods, respectively. Average day rates on the international offshore tugs increased approximately 15% and 23%, during the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal 2008. Utilization rates on the international offshore tugs increased approximately 10 percentage points during the quarter ended December 31, 2008 as compared to the same period in fiscal 2008. Utilization rates on the international offshore tugs during the nine-month period ended December 31, 2008 were comparable to the rates achieved during the same period in fiscal 2008.

International-based vessel operating profit increased approximately 17% and 8%, or $18.6 million and $22.3 million, for the quarter and the nine-month period ended December 31, 2008, respectively, as compared to the same periods in fiscal 2008, primarily due to higher revenues. Higher international-based revenues earned during the current fiscal year periods were partially offset by increases in vessel operating costs (primarily crew costs due to basic inflationary increases in labor costs around the world, repair and maintenance costs, fuel, lube and supplies, and other type costs) and higher depreciation expense resulting from newly-constructed vessels added to the international-based fleet over the past year. International-based operating profit was also higher during the comparative periods because of higher foreign exchange gains resulting from a stronger U.S. dollar relative to other currencies.

While international-based vessel revenues improved during the nine month period ended December 31, 2008, as compared to the same period in fiscal 2008, the revenue line was negatively impacted by an increased number of maintenance days on several of the company’s larger deepwater class of vessels during the nine-month period ended December 31, 2008, resulting from a higher level of drydockings performed during the period. The increased number of maintenance days negatively impacted the utilization statistics and average day rates of the company’s deepwater class of vessels during the nine month period ended December 31, 2008, as compared to the same period in fiscal 2008.

Current quarter international-based vessel revenues increased a modest 2%, or $7.4 million, as compared to the previous quarter due to higher average day rates and stable utilization. International-based vessel operating profit for the current quarter increased approximately 17%, or $18.6 million, as compared to the previous quarter, due to higher revenues, lower vessel operating costs and higher foreign exchange gains.

Other Items

Insurance and loss reserves during the quarter and the nine-month period ended December 31, 2008, decreased approximately 88% and 34%, or $6.7 million and $6.2 million, respectively, as compared to the same periods in fiscal 2008, due to lower premiums and loss reserves recorded as a result of a better safety record during fiscal 2009 as compared to fiscal 2008.

Gain on sales of assets during the nine months ended December 31, 2008 increased approximately $11.3 million, or 117%, as compared to the same period in fiscal 2008, due to a higher number of vessels sold during fiscal 2009 as compared to fiscal 2008 and due to larger gains earned on the mix of vessels sold. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

The company performed a thorough review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2008. The review resulted in no impairment charge. The company’s thorough review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2007 also resulted in no impairment charge.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are primarily determined by vessel demand, primarily from offshore exploration, development and production companies and contract drillers, relative to the available supply of offshore service vessels. Suitability of equipment and quality of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of vessel days worked during a reporting period by the number of vessel days available to work in the reporting period. Average day rates are calculated by dividing aggregate vessel revenue earned during a reporting period by the number of days the vessels worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and the nine months ended December 31, 2008 and 2007 and the quarter ended September 30, 2008:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2008	2007	2008	2007	2008

UTILIZATION:
United States-based fleet:
Deepwater vessels	96.7%	90.5	96.4	92.3	98.0
Towing-supply/supply	49.0	46.1	49.0	54.8	48.0
Crew/utility	84.2	80.9	78.6	85.8	75.5
Total	62.4%	60.9	62.3	66.8	61.4
International-based fleet:
Deepwater vessels	85.9%	91.4	85.1	93.2	85.8
Towing-supply/supply	76.0	79.2	76.3	77.9	75.7
Crew/utility	75.5	84.8	80.3	86.6	79.5
Offshore tugs	65.2	54.7	59.4	59.3	60.4
Other	95.3	54.8	58.3	52.6	59.0
Total	76.0%	78.5	76.1	78.6	75.8
Worldwide fleet:
Deepwater vessels	87.5%	91.2	87.1	93.0	88.0
Towing-supply/supply	72.7	74.8	72.8	74.6	72.2
Crew/utility	76.6	84.2	80.1	86.5	78.9
Offshore tugs	65.2	54.7	59.4	59.3	60.4
Other	95.3	54.8	58.3	52.6	59.0
Total	74.4%	76.2	74.4	77.0	74.0

AVERAGE VESSEL DAY RATES:
United States-based fleet:
Deepwater vessels	$23,961	23,256	24,605	23,342	25,233
Towing-supply/supply	13,947	10,399	12,792	11,499	12,867
Crew/utility	5,591	6,093	5,887	6,122	6,017
Total	$13,520	11,759	13,275	12,013	13,510
International-based fleet:
Deepwater vessels	$26,590	24,980	26,088	23,516	26,831
Towing-supply/supply	12,745	10,455	12,257	10,014	12,375
Crew/utility	5,154	4,661	5,097	4,636	5,184
Offshore tugs	8,149	7,092	8,453	6,875	8,302
Other	9,041	5,672	9,842	5,282	10,597
Total	$12,308	10,369	11,857	9,900	12,048
Worldwide fleet:
Deepwater vessels	$26,151	24,612	25,793	23,483	26,517
Towing-supply/supply	12,845	10,451	12,303	10,166	12,416
Crew/utility	5,215	4,884	5,209	4,864	5,305
Offshore tugs	8,149	7,092	8,453	6,875	8,302
Other	9,041	5,672	9,842	5,282	10,597
Total	$12,427	10,515	12,004	10,143	12,201

The following table compares the average number of vessels by class and geographic distribution for the quarters and the nine-month periods ended December 31, 2008 and 2007 and for the quarter ended September 30, 2008:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2008	2007	2008	2007	2008

United States-based fleet:
Deepwater vessels	6	8	7	7	7
Towing-supply/supply	32	34	33	36	33
Crew/utility	10	14	12	13	13

Total	48	56	52	56	53

International-based fleet:
Deepwater vessels	33	30	32	30	32
Towing-supply/supply	224	225	225	221	224
Crew/utility	72	69	71	71	70
Offshore tugs	32	37	34	37	33
Other	2	5	3	5	3

Total	363	366	365	364	362

Owned or chartered vessels included in marine revenues	411	422	417	420	415
Vessels withdrawn from service	12	22	16	24	16
Joint-venture and other	13	14	14	14	14

Total	436	458	447	458	445

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are categorized as stacked when market conditions warrant. Vessels are removed from this category when sold (or otherwise disposed of) or when a vessel is returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 51, 51 and 47 stacked vessels at December 31, 2008 and 2007 and at September 30, 2008, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2008 and March 31, 2008:

	December 31, 2008		March 31, 2008
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value

		(In thousands)		(In thousands)

Vessels in active service	352	$1,435,154	367	$1,375,194
Stacked vessels	51	11,491	53	14,103
Vessels withdrawn from service	12	1,590	20	2,788
Marine equipment under construction		455,158		243,205
Other property and equipment		41,855		43,748

Totals	415	$1,945,248	440	$1,679,038

During the nine-month period ended December 31, 2008, the company took delivery of five anchor handling towing supply vessels, one platform supply vessel and one offshore tug and sold to third party operators or to scrap dealers nine anchor handling towing supply vessels, eight platform supply vessels, six crewboats, three utility vessels, seven offshore tugs and three other type vessels.

During the nine-month period ended December 31, 2007, the company took delivery of five anchor handling towing supply vessels, three platform supply vessel, four crewboats and three offshore tugs and sold to third party operators five anchor handling towing supply vessels, six platform supply vessels, six utility vessels and four offshore tugs.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and the nine-month periods ended December 31, 2008 and 2007 and for the quarter ended September 30, 2008 were as follows:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2008	%	2007	%	2008	%	2007	%	2008	%

Personnel	$18,689	5%	16,701	5%	59,795	6%	51,840	6%	20,567	6%
Office and property	4,503	1%	4,263	1%	14,615	1%	12,183	1%	5,183	1%
Sales and marketing	2,445	1%	2,080	1%	6,497	1%	5,541	1%	1,899	1%
Professional services	3,643	1%	6,068	2%	13,031	1%	16,921	2%	4,568	1%
Other	2,389	1%	2,000	1%	8,154	1%	6,819	1%	3,098	1%

	$31,669	9%	31,112	10%	102,092	10%	93,304	10%	35,315	10%

General and administrative expenses for the quarter and the nine-month period ended December 31, 2008, were approximately 2% and 9% higher as compared to the same periods in fiscal 2008 due to the amortization of restricted stock and phantom stock awards granted during the last two fiscal years; higher salary expense; and general cost increases related to a higher volume of business activity especially in the company’s international markets. The general and administrative cost increases during the comparative years were partially offset by lower professional service costs (legal fees) related to the winding down of the internal investigation of the company’s Nigerian operations (as previously discussed on page 8 of this Form 10-Q). General and administrative expenses for the quarter ended December 31, 2008, decreased approximately 10% as compared to the quarter ended September 30, 2008 because the previous quarter included the costs associated with accelerating the vesting of restricted stock awards for one retiring senior executive and due to lower legal costs.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Vessel activity levels and vessel day rates are, among other things, dependent upon oil and natural gas prices and ultimately the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash from operations, in combination with the company’s senior unsecured debt and available line of credit, provide the company, in management’s opinion, with adequate resources to satisfy its current liquidity requirements. At December 31, 2008, the entire amount of the company’s $300.0 million revolving line of credit was available for future financing needs. The company’s revolving credit agreement matures in May 2010.

In May 2008, the company’s Board of Directors authorized the increase of the dividend from $0.15 per share to $0.25 per share, a 67% increase. On November 13, 2008, the company’s Board of Directors declared a quarterly dividend of $0.25 per share. The declaration of dividends is at the discretion of the company’s Board of Directors.

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. No amounts were expended for the quarter ended December 31, 2008 or from July 1, 2008 to December 31, 2008. At December 31, 2008, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. Due to the distress in the capital and liquidity markets, company management is attempting to maximize available liquidity for all investment opportunities. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In July 2007, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53. For the quarter ended December 31, 2007, the company expended $116.4 million for the repurchase and cancellation of 2,282,200 common shares, at an average price paid per common share of $51.00. For the nine-month period ended December 31, 2007, the company expended $291.1 million for the repurchase and cancellation of 4,925,600 common shares, at an average price paid per common share of $59.11.

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

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2008, net cash from operating activities was $368.5 million compared to $353.1 million for the nine-month period ended December 31, 2007. Significant components of cash provided by operating activities for the nine months ended December 31, 2008, include net earnings of $297.2 million, adjusted for non-cash items of $83.5 million and changes in working capital balances of $12.2 million.

Significant components of cash provided by operating activities for the nine months ended December 31, 2007, include net earnings of $263.4 million, adjusted for non-cash items of $81.0 million and changes in working capital balances of $8.7 million.

Investing Activities

Investing activities for the nine months ended December 31, 2008, used $337.9 million of cash, which is attributed to $368.7 million of additions to properties and equipment, offset by approximately $30.5 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $48.9 million in capitalized major repair costs, $318.6 million for the construction of offshore marine vessels and $1.2 million of other properties and equipment purchases.

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

Financing Activities

Financing activities for the nine months ended December 31, 2008, used $98.8 million of cash, which is primarily the result of $53.6 million used to repurchase the company’s common stock, $38.6 million used for quarterly payment of common stock dividends of $0.25 per common share, $10.1 million of principal payments on capitalized lease obligations and $0.8 million tax liability on stock option exercises. These uses of cash were partially offset by $4.3 million of proceeds from the issuance of common stock resulting from the exercising of stock options during the quarter.

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

Vessel Construction and Acquisition Expenditures

As of December 31, 2008, the company is constructing 21 anchor handling towing supply vessels, varying in size from 6,500 brake horsepower (BHP) to 13,600 BHP, for a total capital commitment of approximately $417.2 million. Six different international shipyards are constructing the vessels. Six of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 21 vessels began in January 2009 with the last vessel scheduled for delivery in January 2012. As of December 31, 2008, the company had expended $179.2 million for the construction of these vessels.

The company is also committed to the construction of five 230-foot, eight 240-foot, two 260-foot and twelve 280-foot platform supply vessels for a total aggregate investment of approximately $640.2 million. The company’s shipyard, Quality Shipyards, LLC, is constructing the two 260-foot deepwater class vessels. One international shipyard is constructing the five 230-foot vessels, while two different international shipyards are constructing the eight 240-foot deepwater class vessels. Scheduled delivery for the five 230-foot vessels began in January 2009 with final delivery of the fifth vessel in January 2010. Expected delivery for the eight 240-foot deepwater class vessels began in January 2009 with delivery of the eighth 240-foot vessel in September 2009. The twelve 280-foot deepwater class vessels are being constructed at an international shipyard and are expected to be delivered to the market beginning in November 2010 with final delivery of the twelfth 280-foot vessel in July of 2012. As of December 31, 2008, $207.5 million has been expended on these 27 vessels.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats and four water jet crewboats for an aggregate cost of approximately $25.0 million. Two separate international shipyards are constructing these vessels. Two of the four water jet crewboats are expected to be delivered in February 2009, while the remaining two water jet vessels are expected to be delivered in April and May of 2009. The two fast, crew/supply vessels are expected to be delivered in August and September of 2009. As of December 31, 2008, the company had expended $14.6 million for the construction of these six vessels.

The company is also committed to the construction of two offshore tugs for an aggregated cost of approximately $28.3 million. The offshore tugs are being constructed at an international shipyard and are expected to be delivered to the company in July and August of 2009. As of December 31 2008, $17.8 million has been expended on these two offshore tugs.

The table below summarizes the various vessel commitments as discussed above by vessel class and type as of December 31, 2008:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 12/31/08	Number of Vessels	Total Cost Commitment	Expended Through 12/31/08

		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	6	$174,729	$98,807
Platform supply vessels	2	$64,897	$25,942	20	$513,301	$152,983
Replacement Fleet:
Anchor handling towing supply	—	—	—	15	$242,447	$80,389
Platform supply vessels	—	—	—	5	$61,995	$28,529
Crewboats and offshore tugs:
Crewboats	—	—	—	6	$25,042	$14,576
Offshore tugs	—	—	—	2	$28,251	$17,810

Totals	2	$64,897	$25,942	54	$1,045,765	$393,094

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above:

	Quarter Period Ended

Vessel class and type	03/09	06/09	09/09	12/09	03/10	Thereafter

Deepwater vessels:
Anchor handling towing supply	—	1	1	1	1	2
Platform supply vessels	3	2	3	1	1	12
Replacement Fleet:
Anchor handling towing supply	5	1	1	2	—	6
Platform supply vessels	1	1	—	2	1	—
Crewboats and offshore tugs:
Crewboats	2	2	2	—	—	—
Offshore tugs	—	—	2	—	—	—

Totals	11	7	9	6	3	20

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flows, its $300 million senior unsecured notes, its revolving credit facility and various capitalized and operating lease arrangements. Of the total $1.1 billion of capital commitments for vessels currently under construction, the company has expended $419.0 million as of December 31, 2008. Based on the company’s current operating outlook, we believe that commitments existing as of December 31, 2008, can be met with available cash on hand, future operating cash flows, and funds available under the existing revolving credit facility.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for the quarter and the nine-month period ended December 31, 2008, were approximately $0.1 million and $0.5 million, respectively. Interest costs capitalized for the quarter and the nine-month period ended December 31, 2008 were approximately $3.4 million and $10.3 million, respectively.

Interest and debt costs incurred, net of interest capitalized for the quarter and nine-month period ended December 31, 2007, were approximately $1.5 million and $5.7 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2007 were approximately $2.9 million and $7.8 million, respectively.

Other Liquidity Matters

During the early part of fiscal 2009, the company expressed its belief that it had sufficient financial capacity to support a $1.0 billion annual investment in acquiring or building new vessels for the intermediate term, assuming customer demand, acquisition and shipyard economics and other considerations justified such an investment. The well-documented upheaval in the credit and capital markets during the latter half of calendar 2008, the effects of which are continuing, has made it doubtful that adequate capital and liquidity will be available to supplement cash generated by the company to fully implement the continuation of its fleet replacement program at this level, or, if available, on terms and pricing as advantageous as the company has enjoyed historically. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets. At December 31, 2008, the company had approximately $201.9 million of cash and cash equivalents. In addition, at December 31, 2008, the entire amount of the company’s $300.0 million revolving credit facility was available for future financing needs.

Vessel Construction.    The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and could require replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity or new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years.

The company has experienced some delays, which may continue, in the expected deliveries of equipment for vessels under construction (as has the offshore supply vessel industry in general). Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Delays in the expected deliveries of any of these vessels could result in penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Merchant Navy Officers Pension Fund.    Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. While there were no amounts expensed in fiscal 2008 related to this matter, the company recorded an additional liability of $1.2 million during the quarter ended December 31, 2008. At December 31, 2008, $4.9 million remains payable to MNOPF in additional contributions based on current assessments, all of which is fully accrued. In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Supplemental Retirement Plan.    Effective December 10, 2008, the supplemental plan was amended to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants currently receiving monthly benefit payments will receive lump sum distributions in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 is currently estimated to be $8.4 million. A settlement loss, which is currently estimated to be $3.1 million, will be recorded at the time of the distribution.

Included in other assets at December 31, 2008, is $13.6 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of December 31, 2008, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at December 31, 2008 is after the effect of $2.7 million of after-tax unrealized losses ($4.2 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’

equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

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

The company performed its annual impairment test as of December 31, 2008, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. A full discussion on the methodology the company uses to test goodwill impairment and examples of the types of events that may occur which would require interim testing is included in Item 7 and in Note 1 of the Notes to Consolidated Financial Statements in the company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the Securities and Exchange Commission on May 30, 2008. Goodwill as of December 31, 2008 and 2007 is $328.8 million.

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

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the assets on its books and is expensing periodic lease payments. For the quarter and the nine-month period ended December 31, 2008, the company expensed approximately $1.7 million and $5.2 million, respectively on these bareboat charter arrangements as compared to $1.3 million and $3.0 million for the quarter and the nine-month period ended December 31, 2007.

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

The company performed a thorough review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2008. The review resulted in no impairment charge. The company’s quarter ended December 31, 2007 thorough review of all the vessels in its fleet for asset impairment also resulted in no impairment charges.

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

Due to an increase in business activity resulting from strong global oil and gas fundamentals experienced in the past few years, the competitive market for experienced crew personnel has exerted upward pressure on wages in the labor markets, which has increased the company’s operating expenses.

In addition, strong fundamentals experienced in the past few years have also increased the activity levels at shipyards worldwide, which led to increased pricing for both repair work and new construction work at shipyards. Also, the commodity price of steel increased dramatically due to increased worldwide demand for the metal. The price of steel is high by historical standards. Although prices moderated some since calendar year 2005, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. If the price of steel continues to rise, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately. However, the financial crisis and resulting global recession have dramatically reduced global demand for all commodities, including steel, which resulted in lower commodity prices. Steel market participants have already announced that they will reduce steel output during calendar year 2009, which, in turn, could stabilize the price of steel, although that will depend upon many factors that will ultimately relate to worldwide demand for the product.

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

At December 31, 2008, the company had outstanding $300.0 million of senior unsecured notes that were issued on July 8, 2003. The multiple series of notes were originally issued with maturities ranging from 7 years to 12 years and an average outstanding life to maturity of 9.5 years. The notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at December 31, 2008 was estimated to be $279.8 million. Because the debt outstanding at December 31, 2008 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at December 31, 2008 of approximately $9.9 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at December 31, 2008 of approximately $10.3 million.

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

The company had no outstanding currency spot contracts outstanding at December 31, 2008.

At December 31, 2008, the company had two Euro forward contracts outstanding totaling $0.5 million that hedged the company’s foreign exchange exposure relating to the construction commitment of two crewboats at an international shipyard that totaled a U.S. dollar equivalent of approximately $3.4 million. At December 31, 2008, the combined change in fair value of these two forward contracts was approximately $0.1 million, which was recorded as a decrease to earnings during the nine-month period ended December 31, 2008, because the forward contracts do not qualify as hedge instruments. All changes in fair value of the forward contracts are recorded in earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

CEO and CFO Certificates

Included as exhibits to this Quarterly Report on Form 10-Q are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains the information concerning the controls evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the company’s management, including its chief executive and chief financial officers, or person performing similar functions, to allow timely decisions regarding required disclosure.

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the company’s disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that as of December 31, 2008 the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Common Stock Repurchase Program

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. No amounts were expended for the quarter and six-month period ended December 31, 2008. At December 31, 2008, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. Due to the distress in the capital and liquidity markets, company management is attempting to maximize available liquidity for all investment opportunities. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In July 2007, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions, which program the Board expanded by an additional $50.0 million on January 31, 2008. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53. For the quarter ended December 31, 2007, the company expended $116.4 million for the repurchase and cancellation of 2,282,200 common shares, at an average price paid per common share of $51.00. For the nine-month period ended December 31, 2007, the company expended $291.1 million for the repurchase and cancellation of 4,925,600 common shares, at an average price paid per common share of $59.11.

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

The following table summarizes the stock repurchase activity for the three months ended December 31, 2008 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

October 1, 2008 - October 31, 2008	—	$—	—	$200,000,000

November 1, 2008 - November 30, 2008	—	—	—	200,000,000

December 1, 2008 - December 31, 2008	—	—	—	200,000,000

Total	—	$—	—

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

TIDEWATER INC.
(Registrant)

Date: January 28, 2009	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: January 28, 2009	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: January 28, 2009	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number

3*	Tidewater Inc. Amended and Restated Bylaws dated November 13, 2008.

10.1*+	Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008.

10.2*+	Tidewater Inc. Amended and Restated International Supplemental Executive Retirement Plan executed on December 10, 2008.

10.3*+	Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10, 2008.

10.4*+	Amendment to the Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan dated December 10, 2008.

10.5*+	Amendment to the Amended and Restated Tidewater Inc. International Supplemental Executive Retirement Plan dated December 10, 2008.

15*	Letter re Unaudited Interim Financial Information.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.