Form 10-K
period 2009-03-31
TIDEWATER INC
filed 2009-05-14
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of September 30, 2008, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,837,437,107 based on the closing sales price as reported on the New York Stock Exchange of $55.36.

As of May 5, 2009, 51,699,791 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement related to the Registrant's 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form.

Tidewater Inc.

Form 10-K

For the Fiscal Year Ended March 31, 2009

Part I

A Caution About Forward-looking Statements

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations. Some of these risks are discussed in this report and include, without limitation, fluctuations in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, development and production; changing customer demands for different vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; instability of global financial markets and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, especially in higher risk countries of operations; foreign currency fluctuations; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments that affect us will be those that we anticipate. The forward-looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

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

PART I

ITEM 1.    BUSINESS

General

Tidewater Inc. (the “company”), a Delaware corporation, provides offshore supply vessels and marine support services to the offshore energy industry through the operation of the world’s largest fleet of offshore marine service vessels. Tidewater Inc. is one of the most internationally diverse companies in the offshore energy industry with over five decades of international experience. The size and composition of the company’s vessel fleet includes vessels that are operated under joint ventures, as well as vessels that are stacked or have been withdrawn from service. At March 31, 2009, the company had a total of 430 vessels, of which 10 were operated through joint ventures, 61 were stacked and 11 had been otherwise withdrawn from service. Please refer to Note 1 to Notes to Consolidated Financial Statements included in Item 8 of this report for further explanation of stacked vessels and vessels withdrawn from service. The company operates in most of the world’s significant oil and gas exploration and production regions and provides services supporting all phases of offshore exploration, development and production, including: towing of and anchor handling of mobile drilling rigs and equipment; transporting supplies and personnel necessary to sustain drilling, workover and production activities; assisting in offshore construction activities; and a variety of specialized services including pipe laying, cable laying and 3-D seismic work.

The company operates in two reportable segments: United States and International. The company’s customers include major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Financial information regarding the company’s reportable segments appears in Item 7 of this report and in Note 13 to Notes to Consolidated Financial Statements included in Item 8 of this report.

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

The company has adopted a Code of Business Conduct and Ethics (Code), which it posts on its website, for its directors, chief executive officer, chief financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. The company intends to satisfy the disclosure requirements of the SEC regarding amendments to, or waivers from, the Code by posting such information on the same web site. The company will post any changes or waivers to the Code on its website, where they will be maintained for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130.

Areas of Operation

The company’s fleet is deployed in the major offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. Gulf of Mexico, the Persian Gulf, and areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, Venezuela and West Africa. The company conducts its operations through wholly-owned subsidiaries and joint ventures.

Information concerning revenues and operating profit derived from domestic and international marine operations and domestic and international total marine assets for each of the fiscal years ended March 31 are summarized below:

(In thousands)
	2009	2008	2007
Revenues:
Vessel operations:
United States	$ 146,896	159,795	229,247
International	1,209,426	1,055,339	868,335
Other marine services	34,513	55,037	27,678
	$ 1,390,835	1,270,171	1,125,260

Vessel operating profit:
United States	$ 34,797	29,985	89,386
International	437,695	394,789	321,605
	472,492	424,774	410,991
Corporate expenses	(38,622)	(40,974)	(25,309)
Gain on sales of assets	27,251	11,449	42,787
Other marine services	4,348	6,776	2,736
Operating income	$ 465,469	402,025	431,205

Total marine assets:
United States	$ 610,341	523,724	591,856
International	2,359,425	1,981,082	1,589,350
Total marine assets	$ 2,969,766	2,504,806	2,181,206

A significant portion of the company’s operations are conducted internationally. Revenues from international vessel operations as a percentage of the company’s total revenues were 87%, 84% and 78% during fiscal 2009, 2008 and 2007, respectively. The company’s international marine vessel operations are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host countries; the ability to recruit and retain management of overseas operations; currency fluctuations and revaluations; and import/export restrictions; most of which are beyond the control of the company. Furthermore, the company is subject to the regulations imposed by the U.S. Foreign Corrupt Practices Act.

Please refer to Item 7 of this report and Note 13 of Notes to Consolidated Financial Statements included in Item 8 of this report for further discussion of revenues, operating profit and total assets.

Marine Vessel Classifications

The company’s vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. Tables comparing the average size of the company’s marine fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this report. The company discloses its vessel statistical information, such as revenue, utilization and average day rates, by vessel class. Listed below are the company’s five major vessel classes along with a description of the type of vessels categorized in each class and the services the respective vessels perform.

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

Towing-Supply and Supply Vessels. This is the company’s largest fleet class by number of vessels. Included in this class are anchor handling towing supply vessels and supply vessels with average horsepower below 10,000 BHP, and platform supply vessels that are generally less than 230 feet. The vessels in this class perform the same functions and services as their deepwater vessel class counterparts except they are generally chartered to customers for use in intermediate and shallow waters.

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

	Year Ended March 31,
	2009	2008	2007
Deepwater vessels	23.8%	24.7%	23.8%
Towing-supply/supply	62.1%	59.7%	58.6%
Crew/utility	9.0%	10.6%	10.7%
Offshore tugs	4.6%	4.6%	6.5%
Other	0.5%	0.4%	0.4%

Shipyard Operations

Quality Shipyards, L.L.C., a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, which construct, modify and repair vessels. The shipyards perform both repair work and new construction work for outside customers, as well as the construction, repair and modification of the company’s own vessels. During the last three fiscal years, Quality Shipyards, L.L.C. constructed and delivered three 220-foot platform supply vessels and is currently constructing two 266-foot platform supply vessels for the company. One of the 220-foot supply vessels was delivered to the company during fiscal 2007 and two during fiscal 2008. The two 266-foot platform supply vessels currently under construction, which are considered deepwater class vessels, are expected to be delivered during fiscal 2010.

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

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel and business interruption due to political action or inaction. Any such event may result in a reduction in revenues or increased costs. The company’s vessels are generally insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks, but the company does not insure for business interruption. The company also carries workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

The company secures appropriate insurance coverage at competitive rates by maintaining a self-retention layer up to certain limits on its marine package policies. The company carefully monitors claims and participates actively in claims estimates and adjustments. The estimated costs of our self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on the balance sheet.

The continued threat of terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for our insurance coverage to increase. The company currently maintains war risk coverage on its entire fleet. To date, the company has not experienced any property losses as a result of terrorism or war.

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

Industry Conditions, Competition and Customers

The company’s operations are materially dependent upon the levels of activity in offshore crude oil and natural gas exploration, development and production throughout the world. Such activity levels are affected by trends in worldwide crude oil and natural gas prices that are ultimately influenced by the supply and demand relationship for these natural resources. A discussion of current market conditions and trends appears under “Macroeconomic Environment and Outlook” in Item 7 of this report.

The principal competitive factors for the offshore vessel service industry are the suitability and availability of equipment, price and quality of service. The company has numerous competitors in virtually all areas in which it operates around the world, and the business environment in all of these markets is highly competitive.

The company’s diverse, mobile asset base and the wide geographic distribution of its assets enable the company to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to its customers throughout the world. Management believes the company has a competitive advantage because of the size, diversity and geographic distribution of its vessel fleet. Economies of scale and experience level in the many areas of the world in which we operate, as well as the company’s strong financial position, are also considered competitive advantages.

Approximately 670 new-build support vessels (platform supply vessels and anchor handlers only) are currently under construction and are expected to be delivered to the worldwide offshore vessel market over the next four years according to ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,100 vessels. An increase in vessel capacity could have the effect of lowering charter rates, particularly in the context of declining levels of exploration, development and production activity. However, the worldwide offshore marine vessel industry has a large number of aging vessels, including approximately 860 that are at least 25 years old, that are nearing or exceeding original expectations of estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels would likely mitigate the potential negative impacts that new-build vessels and reduced exploration, development and production activity may have on offshore support vessel demand. Additional vessel demand should be created with the addition of new drilling rigs and floating production units over the next few years, which should help minimize the negative effects of 670 new-build support vessels (platform supply vessels and anchor handlers only) being added to the offshore support vessel fleet. However, it is unknown at this time how the global recession will influence the utilization of equipment currently in existence or the ultimate delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction.

The company’s principal customers are major oil and natural gas exploration, development and production companies, foreign government-owned or controlled organizations and companies that explore and produce oil and natural gas, and companies that provide other services to the offshore energy industry. Over the last several years, consolidation of exploration, development and production companies has occurred which has, and will continue to have, an impact on the company’s global operations. Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for approximately 19.1% and Petroleo Brasileiro SA accounted for approximately 10.1% of revenues during the year ended March 31, 2009, while the five largest customers accounted for approximately 45.4% of the company’s revenues.

Regulatory Matters

The company is subject to various statutes and regulations governing the operation and maintenance of its vessels. Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 6.9% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2009.

The company’s vessels are subject to various statutes and regulations governing their operation. The laws of the United States require that vessels engaged in the U.S. coastwise trade must be built in the U.S. In addition, once a U.S.-built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flag vessels must operate outside of the U.S. coastwise trade. Of the total 430 vessels owned or operated by the company at March 31, 2009, 334 vessels were registered under flags other than the United States and 96 vessels were registered under the U.S. flag. Additionally, at March 31, 2009, the company had 46 vessels under construction at several different shipyards globally, of which only two are being constructed in the United States. If the company is not able to secure adequate numbers of charters abroad for its non-U.S. flag vessels, even if work would otherwise have been available for such vessels in the United States, these vessels cannot operate in the U.S. coastwise trade, and the company’s financial performance could be affected.

All of the company’s offshore vessels are subject to international safety and classification standards. U.S. flag towing-supply, supply vessels and crewboats are required to undergo periodic inspections twice within every five year period. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies.

Challenges We Confront as an International Offshore Vessel Company

The company operates in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where the possibility exists of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions that may adversely affect our operations. Although the company takes prudent measures to safeguard its property and personnel against these risks to the extent practicable, it cannot be assured that the company will escape any of the aforementioned events, although the wide geographic dispersion of the company’s vessels helps substantially mitigate the impact of these risks.

In some international operating environments, local customs or laws may require the company to form joint ventures with local owners or use local agents. The company’s international operations are carried out with due regard to the rules and regulations of the Office of Foreign Assets Control (OFAC), the Trading with the Enemy Act, the Foreign Corrupt Practices Act (FCPA), and other applicable laws and regulations. Certain international environments in which the company operates present heightened levels of governmental corruption and local customs and practices that may conflict with the requirements of U.S. law. The company has adopted policies and procedures in an effort to mitigate these risks.

The company has a significant presence off the coast of Angola, where it serves several major oil and gas exploration and development companies through Sonatide Marine Services Ltd. (Sonatide), a joint venture in which the company owns a 49% interest and a subsidiary of Sociedade Nacional de Combustiveis do Angola – Empresa Publica (Sonangol), the national oil company of Angola, owns a 51% interest. To date, nearly all significant strategic and management issues regarding Sonatide have required the consent of both joint venture partners. Sonangol has recently provided a proposal to the company to increase its control over Sonatide. Discussions regarding the Sonangol proposal are continuing between the parties. Given the importance of a satisfactory relationship between the company and Sonangol to the company’s ability to compete effectively for work in Angola, the company considers its ongoing discussions with Sonangol regarding its proposal to be a corporate priority. The company has concerns, however, about transferring increased control over its Angolan operations to Sonangol or any other third party, and if those concerns are not satisfactorily addressed, then the company and Sonangol may reach an impasse, which, if it continued for an appreciable period, could be materially detrimental to Sonatide and the company.

Seasonality

The company’s vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, development and construction work. The company’s business volume is more dependent on crude oil and natural gas prices and global supply and demand conditions for the company’s offshore marine services than any seasonal variation.

Environmental Compliance

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

Employees

As of March 31, 2009, the company had approximately 8,500 employees worldwide. The company strives to maintain excellent relations with its employees. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. Gulf of Mexico employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. Gulf of Mexico were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Internal Investigation

The company has previously reported that special counsel engaged by the company’s Audit Committee to conduct an internal investigation into certain FCPA matters had substantially completed its investigation and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported in earlier periodic filings of the company. Throughout the investigation, the company has diligently responded to special counsel’s observations and recommendations to upgrade its overall compliance posture and implement a more robust company-wide FCPA compliance and training program.

During the course of the investigation, special counsel has periodically provided the Department of Justice and the Securities and Exchange Commission with informational updates. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine-month period ending on October 10, 2008. The company subsequently entered into a superseding agreement with the Department of Justice (also effective as of January 10, 2008) to reflect the current scope of special counsel’s investigation and to extend the tolling period through June 1, 2009. In addition, the company has entered into a similar agreement with the Securities and Exchange Commission effective as of January 10, 2008 to toll relevant statutes of limitations through June 1, 2009. Both agencies have requested an additional extension of the respective tolling periods through January 10, 2010, and the company anticipates that it will agree to these extensions. The agreements with both agencies expressly provide that they do not constitute an admission by the company of any facts or of any wrongdoing. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, what potential remedies or sanctions, if any, these agencies may seek, and what the time frame for resolution of this matter may be. From time to time, these agencies have requested certain documents and information from the company related to several of the matters covered by the internal investigation. The company has been voluntarily cooperating with those requests, and special counsel is conducting such further review as may be warranted in connection with those requests. Special counsel expects to have additional meetings with the agencies as appropriate.

Based on the findings of the investigation reported to the company and the Audit Committee to date, as well as to the government authorities, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of March 31, 2009. Should additional information be obtained that any potential liability is probable and reasonably estimable the company will record such liability at that time. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

ITEM 1A. RISK FACTORS

The company operates worldwide in many challenging and highly competitive markets. Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting the company and the offshore marine service industry. You should consider these risks when evaluating any of the company’s forward-looking statements. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this Form 10-K.

Oil and Gas Prices Are Highly Volatile

Commodity prices for crude oil and natural gas are highly volatile. Prices are extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. High demand for crude oil and natural gas and/or low inventory levels for these resources as well as any perceptions about future supply interruptions can cause prices for crude oil and natural gas to rise, while generally, low demand for crude oil and natural gas and/or increases in crude oil and natural gas supplies cause prices for crude oil and natural gas to decrease.

Factors that affect the supply of crude oil and natural gas include, but are not limited to, the following: global demand for natural resources; the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as the level of production by non-OPEC countries; political and economic uncertainties; advances in exploration and development technology; significant weather conditions; and governmental restrictions placed on exploration and production of natural resources.

Prior to mid-2008, oil and gas companies had increased their exploration and development activities in response to a very favorable pricing environment for oil and gas. During the last half of calendar 2008, worldwide demand for oil and gas dropped precipitously and energy prices sharply declined as a result of a global recession. If the global recession is prolonged, then development plans of exploration and production companies will likely continue at reduced levels. A decrease in offshore oil and gas drilling would affect global demand for offshore vessel services which, in turn, would result in a reduction in vessel charter rates and utilization rates, which would have a material adverse effect on the company’s results of operations, cash flows and financial condition.

Changes in the Level of Capital Spending by Our Customers

The company’s principal customers are major oil and natural gas exploration, development and production companies and foreign government-owned or controlled organizations. The company’s results of operations are highly dependent on the level of capital spending for exploration and development by the energy industry. The energy industry’s level of capital spending is substantially related to the demand for natural resources and prevailing prices of natural gas and crude oil. When commodity prices are low, the company’s customers generally reduce their capital spending budgets for offshore drilling, exploration and development.

Other factors that influence the level of capital spending by our customers that are beyond the control of the company include: worldwide demand for crude oil and natural gas; the cost of exploring and producing oil and natural gas, which can be affected by environmental regulations; significant weather conditions; technological advances that affect energy and its usage, and the availability and cost of financing.

The Offshore Marine Service Industry is Highly Competitive

The company operates in a highly competitive environment. We compete for business with our competitors on the basis of price, reputation for quality service, and the quality and availability of vessels. In general, declines in the level of offshore drilling and development activity by the energy industry negatively affects the demand for the company’s vessels and result in downward pressure on day rates. Extended periods of low vessel demand and/or low day rates will reduce the company’s revenues.

Excess marine service capacity likewise exerts downward pressure on charter rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the company is committed to the construction of additional vessels, it has also sold and/or scrapped a significant number of vessels over the last several years. A discussion about the aging of the company’s fleet, which has necessitated the company’s new vessel construction programs, appears in the “Vessel Construction Programs and Acquisitions” section of Item 7 in this report.

Failure to Attract and Retain Key Management and Technical Personnel

The company’s success depends on the continued service of its executive officers and other key management and technical personnel (particularly the company’s area managers, fleet and information technology personnel) and the company’s ability to attract, retain, and motivate highly qualified personnel. The loss of the services of a number of the company’s executive officers, area managers, fleet personnel or other key employees, or the company’s ability to recruit replacements for such personnel or to otherwise attract, retain and motivate highly qualified personnel could harm the company. The company currently does not carry key employee life insurance payable to the company with respect to any of its management employees.

Risks Associated with Operating Internationally

For the fiscal years ended March 31, 2009, 2008 and 2007, 87%, 84%, and 78%, respectively, of the company’s total revenues were generated by international operations. The company’s international vessel operations are vulnerable to many risks inherent in doing business in countries other than the United States, some of which have recently become more pronounced. Our customary risks of operating internationally, include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country; the ability to recruit and retain management of overseas operations; currency fluctuations and revaluations; and import/export restrictions; most of which are beyond the control of the company.

The company is also subject to acts of piracy and kidnappings that put its assets and personnel at risk. The recent increase in the level of these criminal or terrorist acts has been well-publicized. As a marine services company that usually operates in coastal or tidal waters, the company is particularly vulnerable to these kinds of illicit activities. Although the company takes prudent measures to protect its personnel and assets in markets that present these risks, it has confronted these issues in the past and there can be no assurance it will not be subjected to them in the future.

The continued threat of terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad and such acts of terrorism could be directed against properties and personnel of U.S.-owned companies such as ours. To date, the company has not experienced any property losses or material adverse effects on its results of operations and financial condition as a result of terrorism, political instability or war.

International Operations Exposed to Currency Devaluation and Fluctuation Risk

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. The company does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. However, to minimize the financial impact of these items, the company attempts to contract a significant majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all of its contracts not denominated in U.S. dollars. In addition, where possible, the company attempts to minimize its financial impact of these risks by matching the currencies of the company’s operating costs with the currencies of the revenues and by matching the currencies of assets and liabilities.

Operational Risks Inherent to the Offshore Marine Industry

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster, adverse weather and sea conditions, mechanical failure, collisions, and property losses to vessels, and business interruption due to political action in countries other than the United States. Any such event may result in a reduction in revenues or increased costs. The company’s vessels are insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks. The company also carries workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

Potential Overcapacity in the Offshore Marine Industry

The worldwide offshore marine vessel market faces a potential risk of overcapacity. Over the past decade, construction of offshore vessels of the types the company operates has significantly increased. In addition, approximately 670 new-build support vessels (platform supply vessels and anchor handlers only) are expected to be delivered to the worldwide offshore vessel market within the next four years according to ODS-Petrodata. The current worldwide fleet of these classes of vessels approximates 2,100 vessels. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company.

Difficult Market Conditions

Uncertainty about future economic conditions makes it challenging for the company to forecast operating results and to make decisions about future investments. The success of the company’s business is both directly and indirectly dependent upon conditions in the global financial and commercial markets that are outside its control and difficult to predict. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative impact on the company’s business and operations, which in turn would reduce its revenues and profitability.

Although there has been some recent stabilization and recovery, energy prices continue to be at relatively low levels, reflecting reduced demand due to the global recession. The company continues to evaluate how a prolonged global recession might impact development plans of exploration and production companies and global demand for offshore support vessels. A prolonged recession may result in a decrease in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates and, therefore, have a material adverse effect on the company’s results of operations, cash flows and financial condition.

Consolidation of the Company’s Customer Base

Oil and natural gas companies, energy companies and drilling contractors have undergone consolidation, and additional consolidation is possible. Consolidation results in fewer companies to charter or contract for the company’s equipment. Also, merger activity amongst oil and natural gas companies may negatively affect exploration, development and production activity as the consolidated companies generally integrate operations to increase efficiency and reduce costs. Less promising exploration and development projects of a combined company may be dropped or delayed. Such activity may result in an exploration and development budget for a combined company that is lower than the total budget of both companies before consolidation, which would adversely affect demand for the company’s vessels, thereby reducing the company’s revenues. In addition, consolidation could result in the absorption of an oil and gas company with whom the company has a strong commercial relationship into another company with which the company does not.

Risks Associated with Construction and Maintenance

The company has a number of vessels under construction and plans to construct additional vessels in response to current and future market conditions. The company also routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance. Construction projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, lack of shipyard availability, unforeseen engineering problems, work stoppages, weather interference, unanticipated cost increases, inability to obtain necessary certifications and approvals and shortages of materials or skilled labor. A significant delay in either construction or drydockings could have a material adverse effect on contract commitments and revenues with respect to vessels under construction, conversion or other drydockings. Significant cost overruns or delays for vessels under construction could also adversely affect the company’s financial condition, results of operations or cash flows. The demand for vessels currently under construction may diminish from originally anticipated levels. If the company fails to obtain favorable contracts for newly constructed vessels, such failure could have a material adverse effect on the company’s revenues and profitability. Also, the company is uncertain of the impacts of a prolonged global recession and/or prolonged distress in credit and capital markets will have on the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. A prolonged recession may increase the risk of insolvency of shipyards which could adversely affect our new construction program, and consequently, adversely affect our financial condition, results of operations or cash flows.

Compliance with the Foreign Corrupt Practices Act

In order to effectively compete in certain foreign jurisdictions, the company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the company is subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. The company has adopted proactive procedures to promote compliance with the FCPA, but it may be held liable for actions taken by its strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA. Any determination that the company has violated the FCPA could have a material adverse effect on its business, results of operations and cash flows.

Compliance with Complex and Developing Laws and Regulations

The company’s operations, both domestic and overseas, are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard, the National Transportation Safety Board and the United States Customs Service and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping. The company’s operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws and regulations may require installation of costly equipment, increased manning or operational changes. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject the company to liability without regard to whether the company was negligent or at fault.

Further, many of the countries in which the company operates have laws, regulations and enforcement systems that are largely undeveloped, and the requirements of these systems are not always readily discernable even to experienced and proactive participants. Further, these laws, regulations and enforcement systems can be unpredictable and subject to frequent change.

While the company endeavors to comply with applicable laws and regulations, the company’s compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of the company’s operations. These laws and regulations may expose the company to liability for the conduct of or conditions caused by others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that the company may not be able to pass along to its customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect the company’s financial condition, results of operations or cash flows.

In order to meet the continuing challenge of complying with applicable laws and regulations in jurisdictions where it operates, the company is in the midst of revitalizing and strengthening compliance training, the availability and usage of worldwide compliance reporting systems and compliance auditing/monitoring. The company appointed its general counsel as its chief compliance officer in fiscal 2008 to help organize and lead these compliance efforts. This strengthened compliance program may from time to time identify past practices that need to be changed or remediated. Such corrective or remedial measures could involve significant expenditures or lead to changes in operational practices that could adversely affect the company’s financial condition, results of operations or cash flows.

Risks of Changes in Laws Governing U.S. Taxation of Foreign Source Income

Approximately 90% of the company’s revenues and net income is generated by its operations outside of the United States. Since fiscal 2006, the company has enjoyed an average effective tax rate of 20.3%, a direct result of the passage of The American Jobs Creation Act of 2004, which excluded from the company’s current taxable income in the United States income earned offshore through the companies controlled foreign subsidiaries. From time to time, legislative initiatives have been proposed (most recently by the Obama Administration) to effectively increase United States taxation of income with respect to foreign operations. Whether any such initiatives will win Congressional or executive approval and become law is presently unknown; however, if any such initiatives were to become law, and were such law to apply to Tidewater’s international operations, then there could be a material impact on Tidewater’s net income or cash flow from operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Information on Properties is contained in Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS

Foreign Corrupt Practices Investigation

The company has previously reported that special counsel engaged by the company’s Audit Committee to conduct an internal investigation into certain FCPA matters had substantially completed its investigation and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported in earlier periodic filings of the company. Throughout the investigation, the company has diligently responded to special counsel’s observations and recommendations to upgrade its overall compliance posture and implement a more robust company-wide FCPA compliance and training program.

During the course of the investigation, special counsel has periodically provided the Department of Justice and the Securities and Exchange Commission with informational updates. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine-month period ending on October 10, 2008. The company subsequently entered into a superseding agreement with the Department of Justice (also effective as of January 10, 2008) to reflect the current scope of special counsel’s investigation and to extend the tolling period through June 1, 2009. In addition, the company has entered into a similar agreement with the Securities and Exchange Commission effective as of January 10, 2008 to toll relevant statutes of limitations through June 1, 2009. Both agencies have requested an additional extension of the respective tolling periods through January 10, 2010, and the company anticipates that it will agree to these extensions. The agreements with both agencies expressly provide that they do not constitute an admission by the company of any facts or of any wrongdoing. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, what potential remedies or sanctions, if any, these agencies may seek, and what the time frame for resolution of this matter may be. From time to time, these agencies have requested certain documents and information from the company related to several of the matters covered by the internal investigation. The company has been voluntarily cooperating with those requests, and special counsel is conducting such further review as may be warranted in connection with those requests. Special counsel expects to have additional meetings with the agencies as appropriate.

Based on the findings of the investigation reported to the company and the Audit Committee to date, as well as to the government authorities, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of March 31, 2009. Should additional information be obtained that any potential liability is probable and reasonably estimable the company will record such liability at that time. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

Other Items

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In management’s opinion, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note 10 to Notes to Consolidated Financial Statements included in this report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange under the symbol TDW. At March 31, 2009, there were approximately 923 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 31, 2009 was $37.13. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	September 30	December 31	March 31

Fiscal 2009 common stock prices:
High	$70.94	$65.86	$55.23	$45.42
Low	54.31	50.64	31.40	31.09
Dividend	.25	.25	.25	.25

Fiscal 2008 common stock prices:
High	$72.00	$79.90	$66.89	$58.49
Low	58.31	56.75	46.52	46.33
Dividend	.15	.15	.15	.15

Issuer Repurchases of Equity Securities

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. During fiscal 2009, $53.6 million was used to repurchase shares of the company’s stock; however, no amounts were expended under the most recent share repurchase authorization during the year ended March 31, 2009. At March 31, 2009, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

The following table summarizes the stock repurchase activity by quarter for the fiscal year ended March 31, 2009, and the average price paid per share:

Period	Total number of shares purchased	Average price paid per share
April 1, 2008 – June 30, 2008	915,900		$58.56
July 1, 2008 – September 30, 2008	---	$	---
October 1, 2008 – December 31, 2008	---	$	---
January 1, 2009 – March 31, 2009	---	$	---

The approximate dollar value of shares that may yet be purchased under the program is $200.0 million.

Dividend Program

The company pays regular quarterly dividends. The Board of Directors declared dividends of $51.5 million, $32.7 million and $33.9 million, or $1.00, $0.60 and $0.60 per share, respectively, for the years ended March 31, 2009, 2008 and 2007, respectively.

In May 2008, the company’s Board of Directors authorized the increase of the company’s quarterly dividend from $0.15 per share to $0.25 per share, a 67% increase. The declaration of dividends is at the discretion of the company’s Board of Directors.

Performance Graph

The following graph compares the change in the cumulative total stockholder return on the company’s common stock with the cumulative total return of the Standard & Poor’s 500 Stock Index (the “Peer Group”) and the cumulative total return of the Value Line Oilfield Services Group Index over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2004, at closing prices on March 31, 2004, and the reinvestment of dividends. The Value Line Oilfield Services Group consists of 24 companies including Tidewater Inc.

Indexed returns Years ended March 31
Company name/Index	2004	2005	2006	2007	2008	2009

Tidewater Inc.	100	140.69	202.68	217.42	206.62	142.25
S&P 500	100	106.69	119.20	133.31	126.54	78.34
Peer Group	100	132.74	211.67	215.43	276.89	120.44

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements of the company included in Item 8 of this report.

Years Ended March 31 (In thousands, except ratio and per share amounts)

	2009		2008	2007 (A)	2006 (B)	2005 (C)
Statement of Earnings Data :
Revenues:
Vessel revenues		$1,356,322	1,215,134	1,097,582	846,982	655,526
Other marine services revenues		34,513	55,037	27,678	30,635	36,624

		$1,390,835	1,270,171	1,125,260	877,617	692,150

Net earnings		$406,898	348,763	356,646	235,756	101,339

Basic earnings per common share		$7.92	6.43	6.38	4.11	1.78

Diluted earnings per common share		$7.89	6.39	6.31	4.07	1.78

Cash dividends declared per common share		$1.00	.60	.60	.60	.60

Balance Sheet Data (at end of period):
Cash and cash equivalents		$250,793	270,205	393,806	246,109	15,376

Total assets		$3,073,804	2,751,780	2,649,298	2,364,540	2,213,173

Long-term debt		$300,000	300,000	300,000	300,000	380,000

Capitalized lease obligations	$	---	10,059	19,712	---	---

Stockholders’ equity		$2,244,678	1,930,084	1,886,010	1,659,121	1,442,702

Working capital		$431,101	431,691	584,869	413,289	133,643

Current ratio		3.12	3.17	4.98	4.57	2.42

Cash Flow Data:
Net cash provided by operating activities		$526,435	489,491	435,095	297,378	160,062

Net cash provided by (used in) investing activities		$(434,055)	(272,001)	(151,156)	53,208	(189,125)

Net cash (used in) provided by financing activities		$(111,792)	(341,091)	(136,242)	(119,853)	26,803

(A)	During fiscal 2007, the company sold 14 offshore tugs for a cash price of $43.7 million, resulting in a $34.0 million pre-tax financial gain, or approximately $20.8 million after-tax, or $0.37 per diluted common share.
(B)	In July 2005, the company sold six KMAR 404 class of anchor handling towing supply vessels for a cash price of $188.0 million, resulting in a $65.9 million pre-tax financial gain, or approximately $42.8 million after-tax, or $0.74 per diluted common share.
(C)	In March 2005, the company recorded a tax benefit of $31.8 million ($0.56 per share) to reverse previously recorded deferred tax assets and liabilities no longer required as a result of the American Jobs Creation Act of 2004.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2009 and 2008 and for the years ended March 31, 2009, 2008 and 2007 included in Item 8 of this Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or current expectations than those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this annual report. With respect to this section, the cautionary language applicable to such forward-looking statements described in “A Caution About Forward-Looking Statements” found before Item 1 of this Form 10-K is incorporated by reference into this Item 7. The following discussion should also be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related disclosures.

Our Business

The company provides offshore service vessels and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater is one of the most internationally diverse companies in the offshore energy industry with over five decades of international experience and a total of 430 vessels servicing the energy industry. The company’s revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet. Like other energy service companies, the level of the company’s business activity is driven by the level of drilling and exploration activity by our customers. Their activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on levels of supply and demand for crude oil and natural gas.

The company’s revenues are driven primarily by the company’s fleet size, vessel utilization and day rates. Because a sizeable portion of the company’s operating costs (including depreciation) does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels. Operating costs consist primarily of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies and vessel operating lease expense.

Fleet size, fleet composition, geographic areas of operation and the supply and demand for marine personnel are the major factors which affect overall crew costs. In addition, the company’s newer, technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older smaller vessels. Competition for skilled crew may intensify, particularly in international markets, as 670 new-build support vessels are currently under construction and approximately 350 are scheduled to enter the global fleet during calendar year 2009. If competition for personnel intensifies, the company’s crew costs will likely increase.

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and safety and inspection drydockings mandated by regulatory agencies. A certain number of drydockings are required over a given period to meet regulatory requirements. Drydocking costs are incurred only if the company believes a drydocking is economically justified, taking into consideration the vessel’s age, physical condition and future marketability. If the company elects not to perform a required drydocking, the company will either stack or sell the vessel, as it is not permitted to work without the proper certifications. When the company takes a productive vessel out of service for drydocking, the company incurs not only the drydocking cost but also continues to incur operating costs and depreciation on the vessel. The company generally foregoes revenue from that vessel during the drydock period. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

Drydockings have taken on an increasing importance to the company and its financial performance. The company’s older vessels, for which demand remained relatively strong during fiscal 2009, require more frequent and more expensive repair and drydockings, while some of its newer vessels, which were built after 2000, are now experiencing their first or second required regulatory drydockings. The combination of these factors has increased the company’s expenditures for drydockings and incrementally increased the volatility of the company’s operating revenues and operating costs, thus making period-to-period comparisons more difficult. Although the company attempts to efficiently manage its fleet drydocking schedule to minimize the disruptive effect, inflationary pressures in shipyard pricing experienced in recent years and the heavy workloads at the shipyards resulted in increased drydocking costs, and increased days off hire at shipyards (thereby, increasing the company’s loss of revenue on the drydocked vessel). Due to the global recession, the company does not know if the shipyard situation will improve in the foreseeable future. If there is no improvement, the company expects that the timing of drydockings in the future will result in continued quarterly volatility in repair and maintenance costs and loss in revenue. Fuel and lube costs can also fluctuate in any given period depending on the number of vessel mobilizations that occur.

Insurance and loss reserves costs are dependent on the company’s safety record and can fluctuate from time to time. The company’s vessels are generally insured for their estimated market value against damage or loss resulting from catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel.

The company also incurs vessel operating costs which are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other costs. Brokers’ commission costs are incurred primarily in the company’s international operations where brokers assist in obtaining work for the company’s vessels. Brokers are paid a percentage of day rates and, accordingly, commissions paid to brokers increase as the company’s revenues increase. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary vessel importation fees.

Fiscal 2009 Business Highlights and Key Focus

During fiscal 2009, the company continued its focus on increasing its presence in international markets, maintaining its competitive advantage and modernizing its vessel fleet in order to generate future earnings capacity. The company is effectively utilizing its strong cash position to support the construction of the industry’s largest fleet of new vessels. Operating management focuses on improving day rates and utilization and maintaining disciplined cost control.

During fiscal 2009, the company recorded $1.4 billion in revenues, which is an increase of approximately $120.7 million, or 9%, over its fiscal 2008 revenues. This increase reflects the strong industry fundamentals that were present in the first half of fiscal 2009, primarily in the company’s international markets, which pushed total average day rates approximately 18% higher than the total average day rates achieved during fiscal 2008. Fiscal 2009 consolidated net earnings increased approximately 17%, or $58.1 million, as compared to fiscal 2008. The company’s international operations continue to be the primary driver of its earnings and, during fiscal 2009, revenues generated from international vessel operations as a percentage of the company’s total revenues were 87%.

The company’s United States results of operations are primarily dependent on the demand and supply relationship for natural gas. The company’s U.S.-based revenues decreased approximately 8%, or $12.9 million, during fiscal 2009 as compared to fiscal 2008, due to a decrease in the number of vessels operating in the U.S.-based portion of the Gulf of Mexico (GOM) and to an approximate 4 percentage point decrease in utilization rates on the remaining U.S.-based vessels despite an approximate 11% increase in average day rates. U.S.-based operating profit increased approximately 16%, or $4.8 million, due to approximately 17% lower vessel operating costs and approximately 15% lower depreciation expense.

The company’s international results of operations are primarily dependent on the demand and supply relationship for crude oil. During fiscal 2009, international-based revenues and operating profit increased approximately 15% and 11%, or $154.1 million and $42.9 million, respectively, as compared to fiscal 2008, due to strong market fundamentals during the first half of fiscal 2009, which resulted in vessel day rate escalations and increases in the number of vessels operating internationally (because of vessel transfers from the U.S. market and the addition of newly constructed vessels that were added to the fleet). Fiscal 2009 international-based vessel revenues increases were partially offset by approximately 19% higher operating costs and 8% higher depreciation expense, as compared to fiscal 2008, due primarily to an increase in the number of vessels operating internationally.

In January 2008, the U.S. District Court for the Eastern District of Louisiana issued its final ruling in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. In March of 2008, the IRS appealed the verdict to the Fifth Circuit Court of Appeals, which in April of 2009, affirmed the District Court’s judgment. The IRS has 90 days within which to file a petition for review with the United States Supreme Court. Although the ultimate settlement of the liability is unpredictable, it is reasonably possible that this uncertainty will be resolved within the next twelve months. If this uncertainty is ultimately resolved in the company’s favor, the company anticipates reversing its liability recorded for this issue, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000. As of March 31, 2009, the amount of the potential reversal, including interest, is approximately $32.5 million.

The company’s strategy contemplates organic growth through the construction of vessels at a variety of shipyards worldwide and possible acquisitions of vessels and/or other owners and operators of offshore supply vessels. The company has the largest number of new vessels among its competitors in the industry, and it also has the largest fleet of older vessels in the industry. Because the company has a large number of older vessels, management regularly evaluates alternatives for its older fleet. The company will continue to pursue its long-term growth strategies on a disciplined basis and, in each case, will carefully consider whether proposed investments and transactions have the appropriate risk/reward profile.

The company’s safety performance improved significantly during fiscal 2009. During fiscal 2009, the company experienced only one lost time accident compared to eight lost time accidents (which included six fatalities) during fiscal 2008. The company is committed to continuing to improve its record for the safety of the company’s employees and the safety of its customers. The company’s principal operations occur in offshore waters where the workplace environment presents safety challenges. Because the environment presents these challenges, the company works diligently to maintain workplace safety. Management regularly communicates with its personnel to promote safety and instill safe work habits through company media and safety review sessions. The company also regularly conducts safety training meetings for its seamen and shore staff personnel.

In 2009, the company has continued a significant vessel construction and acquisition program that began in calendar year 2000. This program has facilitated the company’s entrance into deepwater markets around the world in addition to allowing the company to begin to replace its core fleet with fewer, larger, and more technologically sophisticated vessels. The vessel construction and acquisition program and the expansion program were initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world through the replacement of aging vessels in the company’s core fleet. During this decade, the company has purchased and/or constructed 157 vessels for approximately $1.9 billion. Between April 1999 and March 2009, the company also sold, primarily to buyers who operate outside of our industry, 353 vessels and scrapped or disposed of 85 vessels. Most of the vessel sales were at prices that exceeded their carrying values.

To date, the company has funded all of its vessel commitment programs from current cash balances, operating cash flow, and funds provided by its $300.0 million senior unsecured notes, its revolving credit facility, and various leasing arrangements. At March 31, 2009, the company had 46 vessels under construction for a total capital commitment of $991.9 million, of which the company has already expended $392.3 million. A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note 10 of Notes to Consolidated Financial Statements included in Item 8 of this report.

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. During fiscal 2009, $53.6 million was used to repurchase shares of the company’s stock; however, no amounts were expended under the most recent share repurchase authorization during the year ended March 31, 2009. At March 31, 2009, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Macroeconomic Environment and Outlook

During the last half of calendar 2008, worldwide demand for oil and gas dropped precipitously and energy prices sharply declined as a result of a global economic recession. The company continues to evaluate how a prolonged global recession might affect the development plans of exploration and production companies and global demand for offshore vessels. The company also continues to evaluate the potential impacts of the global recession and distress in credit and capital markets on the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. Also unknown is the potential effect that the recession may have on the company’s more highly-leveraged competitors, including those companies’ ability to continue to fund their construction commitments. Assessing the current situation with a high degree of confidence is challenging given the instability in the financial and commodity markets and the global economic recession. The recession may ultimately result in a decrease in demand for offshore support vessel services which would reduce charter rates and/or utilization rates and therefore have a material adverse effect on the company’s results of operation and financial condition. During fiscal 2009, the company did not experience any significant negative effects from the financial crisis or tight credit markets. Trends in exploration, development and production activity, however, are generally negative and customers are actively seeking pricing concessions in regards to services provided by the company.

Given the foregoing uncertainties, the company continues to re-assess its stated strategies and investment plans. All statements made herein of the previously stated plans or the “current” plan or expectation of such should be considered in the light of the potential effects discussed in the preceding paragraph. While the magnitude of any change in plans, including investment plans, cannot be predicted at this time, it is likely that some adjustments will be necessary due to the global recession, the recent dramatic reduction in commodity prices, and the lack of liquidity in financial markets. The company operates in a highly competitive business environment that has many risks as disclosed in Item 1A of this report.

The number of operating drilling rigs in the U.S. offshore market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. The offshore rig count in the GOM remains at historically low levels, in part, because the strength of the international drilling market has attracted numerous offshore drilling rigs from the U.S. to various international markets over the past few years. In addition, exploration and development activity in the GOM has fallen off significantly, particularly in non-deepwater areas. As a consequence, the demand for offshore marine vessels in the shallow water GOM diminished and is expected to remain weak, unless recent trends are reversed. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. In addition, consolidation could result in the absorption of an oil and gas company with which the company has a strong commercial relationship into another company with which the company does not have such a relationship.

The prices of crude oil and natural gas are critical factors in E&P companies’ decisions to retain their drilling rigs in the GOM market or mobilize the rigs to international markets. The company’s United States results of operations are primarily dependent on the supply and demand relationship for natural gas, while the company’s international results of operations are primarily dependent on the supply and demand relationship of crude oil. Prices for crude oil and natural gas have fallen dramatically from their respective peaks achieved in calendar year 2008 due to a global recession that has caused a precipitous drop in worldwide demand for oil and gas.

Before the recession onset, natural gas prices had declined because inventory levels for natural gas increased more than expected during the 2008 summer season largely due to strong, land-based natural gas drilling results. Production shut-ins in the offshore drilling market caused by Hurricanes Gustav and Ike eased some of the production growth but were insufficient to offset the natural gas supplied by land-based drillers. Inventories continued at high levels even during the winter drawdown season, despite a relatively cold winter, due to the strong supply growth and declining demand resulting from the recession. Natural gas prices were in the range of $3.45 to $3.60 per Mcf in mid-April 2009, a significant decline from its peak of $13.00 per Mcf in July 2008. Analysts expect gas prices to deteriorate further during calendar year 2009 until forced production shut-ins reverse gas supplies or demand increases. Given the historically strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the GOM, if gas prices remain weak during calendar year 2009, the company expects utilization rates and day rates for its vessels in the GOM market will continue to be depressed and, as such, management is unable to predict with confidence what the company’s actual experience will be in calendar year 2009.

Crude oil prices had also retreated from the all time closing high of approximately $147 per barrel in mid-July 2008 and were in the $48 to $52 range in mid-April 2009. OPEC responded to falling crude prices by cutting production by 4.2 million barrels per day (a nearly 5% cut in global oil supplies) as of January 1, 2009 in an effort to stabilize prices. It is unknown whether crude oil prices will stabilize at levels that will continue to support significant levels of exploration and production spending by oil and gas companies. In addition, even if prices stabilize at levels that do support high levels of spending, it is uncertain if E&P companies will be able to sustain their level of capital expenditures because of reductions in available capital and liquidity. Given the historical strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the various international markets, if crude oil prices remain weak during calendar year 2009, the company expects that utilization and day rates for its international-based vessels will weaken. However, with the volatility of oil pricing and demand, management is unable to predict what the company’s actual experience will be in calendar year 2009.

Oil and gas industry analysts have reported in their 2009 E&P expenditures (both land-based and offshore) surveys that global capital expenditures are forecast to decline by approximately 12% from calendar year 2008 levels. The surveys forecast that international capital spending will decline modestly, while North American capital spending is forecast to decrease more than 25% due to the continuing uncertainty in commodity pricing, tight credit markets and the global recession. In addition, these spending estimates may prove to be overly optimistic as they were based on average assumptions of approximately $58 per barrel of oil and $6.35 per mcf of natural gas price for calendar 2009. The GOM market consists primarily of the independents and smaller companies that employ more financial leverage and, as such, may face challenges raising capital funding for their respective drilling programs.

The company’s assets are highly mobile. Should the U.S. market weaken further, the company has the ability to redeploy some of its vessels to international markets where, market conditions permitting, the vessels may benefit from stronger demand and average day rates and statutory income tax rates that are typically lower than in the United States. The company will continue to assess the demand for vessels in the GOM and in the various international markets and consider relocating additional vessels to international areas, although the ability of the company to continue to mobilize vessels among international markets will be subject to global market demand. The cost of mobilizing vessels to a different market are sometimes for the account of the company and sometimes for the account of a contracting customer.

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

The deepwater offshore energy market is a growing segment of the energy market. Worldwide rig construction escalated in the past few years as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next four years, the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 170 rigs, which will supplement the current approximately 745 movable rigs worldwide. In addition, investment is also being made in the floating production market where approximately 60 new floating production units are currently under construction and are expected to be delivered over the next five years to supplement the current approximately 310 floating production units worldwide. Given the recent financial crisis and global economic recession, it is possible that some of the drilling rigs currently on order might be delayed or cancelled. Moreover, to the extent built and delivered, it is believed that the new-build rigs will largely target international regions rather than the GOM due to longer contract durations, generally lower operating costs and higher drilling day rates available in the international markets.

Approximately 670 new-build support vessels (platform supply vessels and anchor handlers only) are currently under construction and are expected to be delivered to the worldwide offshore vessel market over the next four years according to by ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,100 vessels. An increase in vessel capacity could have the effect of lowering charter rates, particularly in the context of declining levels of exploration, development and production activity. However, the worldwide offshore marine vessel industry has a large number of aging vessels, including approximately 860 that are at least 25 years old, that are nearing or exceeding original expectations of estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels would likely mitigate the potential negative impacts that new-build vessels and reduced exploration, development and production activity may have on offshore support vessel demand. Additional vessel demand should be created with the addition of new drilling rigs and floating production units over the next few years, which should help minimize the negative effects of 670 new-build support vessels (platform supply vessels and anchor handlers only) being added to the offshore support vessel fleet. However, it is unknown at this time how the global recession will influence the utilization of equipment currently in existence or the ultimate delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction.

Results of Operations

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

(In thousands)	2009	%	2008	%	2007	%

Revenues (A):
Vessel revenues:
United States	$146,896	11%	159,795	13%	229,247	20%
International	1,209,426	87%	1,055,339	83%	868,335	77%

	1,356,322	98%	1,215,134	96%	1,097,582	98%
Other marine revenues	34,513	2%	55,037	4%	27,678	2%

Total revenues	$1,390,835	100%	1,270,171	100%	1,125,260	100%

Operating costs:
Vessel operating costs:
Crew costs	$357,249	26%	314,330	25%	273,996	24%
Repair and maintenance	119,672	9%	106,357	8%	98,212	9%
Insurance and loss reserves	12,817	1%	23,667	2%	12,377	1%
Fuel, lube and supplies	65,249	5%	50,933	4%	44,600	4%
Vessel operating leases	6,996	1%	4,699	<1%	1,486	<1%
Other	98,893	7%	84,760	7%	67,140	6%

	660,876	48%	584,746	46%	497,811	44%
Costs of other marine revenues	29,282	2%	47,423	4%	24,119	2%

Total operating costs	$690,158	50%	632,169	50%	521,930	46%

(A)	For fiscal 2009, 2008 and 2007, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 19.1%, 16.3% and 14.8%, respectively, of revenues while Petroleo Brasileiro SA accounted for 10.1%, 10.5% and 10.2% of revenues, respectively.

The following table subdivides vessel operating costs presented above by the company’s United States and International segments and its related percentage of total revenue for the fiscal years ended March 31.

(In thousands)	2009	%	2008	%	2007	%

United States vessel operating costs:
Crew costs	$56,848	4%	63,058	5%	65,225	6%
Repair and maintenance	11,557	1%	15,268	1%	18,005	2%
Insurance and loss reserves	3,687	<1%	8,180	1%	7,455	1%
Fuel, lube and supplies	2,857	<1%	2,943	<1%	4,257	<1%
Vessel operating leases	3,147	<1%	2,086	<1%	564	<1%
Other	4,142	<1%	7,501	1%	7,041	1%

	82,238	6%	99,036	8%	102,547	9%
International vessel operating costs:
Crew costs	$300,401	22%	251,272	20%	208,771	19%
Repair and maintenance	108,115	8%	91,089	7%	80,207	7%
Insurance and loss reserves	9,130	1%	15,487	1%	4,922	<1%
Fuel, lube and supplies	62,392	4%	47,990	4%	40,343	4%
Vessel operating leases	3,849	<1%	2,613	<1%	922	<1%
Other	94,751	7%	77,259	6%	60,099	5%

	578,638	42%	485,710	38%	395,264	35%

Total vessel operating costs	$660,876	48%	584,746	46%	497,811	44%

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues for the years ended March 31 consists of the following:

(In thousands)	2009	%	2008	%	2007	%

Vessel operating profit:
United States	$34,797	3%	29,985	2%	89,386	8%
International	437,695	31%	394,789	31%	321,605	29%

	472,492	34%	424,774	33%	410,991	37%
Corporate expenses	(38,622)	(3%)	(40,974)	(3%)	(25,309)	(2%)
Gain on sales of assets	27,251	2%	11,449	1%	42,787	4%
Other marine services	4,348	<1%	6,776	1%	2,736	<1%

Operating income	465,469	33%	402,025	32%	431,205	38%

Foreign exchange (loss) gain	2,695	<1%	(891)	(<1%)	(1,543)	(<1%)
Equity in net earnings of unconsolidated companies	16,978	1%	14,470	1%	10,933	1%
Interest income and other, net	7,066	1%	16,957	1%	19,897	2%
Interest and other debt costs	(693)	(<1%)	(6,992)	(1%)	(9,657)	(1%)

Earnings before income taxes	$491,515	35%	425,569	34%	450,835	40%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.1 million of billings as of March 31, 2009, $5.7 million of billings as of March 31, 2008 and $5.3 million of billings as of March 31, 2007 which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been resolved.

Fiscal 2009 Compared to Fiscal 2008

The company’s fiscal 2009 consolidated net earnings increased approximately 17%, or $58.1 million, over the company’s net earnings for fiscal 2008, primarily due to higher average day rates. During fiscal 2009, the company recorded $1.4 billion in revenues, which is an increase of approximately $120.7 million, or 9%, over its fiscal 2008 revenues. The company’s United States (U.S.) revenues decreased approximately 8%, or $12.9 million, during fiscal 2009 as compared to fiscal 2008, while the company’s international revenues increased approximately 15%, or $154.1 million, during the same comparative period. U.S.-based vessel operating costs decreased approximately 17%, or $16.8 million, while the company’s international-based vessel operating costs increased approximately 19%, or $92.9 million, during the same comparative period. A significant portion of the company’s operations are conducted internationally. Revenues generated from international vessel operations as a percentage of the company’s total revenues were 87% during fiscal 2009 compared to 84% in fiscal 2008.

At March 31, 2009, the company had 142 vessels in its fleet with an average age of 5.2 years. These newer vessels have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program. The remaining 267 vessels of the fleet have an average age of 27.1 years. During fiscal 2009, the company’s newer vessels generated $712.0 million of the consolidated revenues and accounted for 59.2% of total vessel margin (vessel revenues less vessel operating expenses less vessel depreciation) while the older vessels generated $644.3 million of revenues and accounted for the remaining 40.8% of vessel margin.

General Market Conditions

Demand for the company’s vessels in the shallow water GOM offshore vessel market steadily diminished over the past three years as numerous drilling rigs migrated to international areas to capitalize on strong market fundamentals. In response to the drilling rigs departure from the GOM, the company relocated 10 vessels (including two deepwater vessels) to international locations during fiscal 2009, where the vessels secured more attractive term contracts at generally higher day rates. A net seven vessels were transferred to international locations during fiscal 2008 and 16 vessels during fiscal 2007.

Although the number of drilling rigs in the GOM is low, the market for offshore vessels tightened during the summer of 2008 due to an increase in E&P drilling activity resulting from high natural gas prices, which reached the $13.00 per Mcf range in July 2008, but have since fallen to the $3.45 to $ 3.60 range by mid-April 2009. Then, in September 2008, Hurricanes Gustav and Ike hit the Louisiana and Texas coasts. The U.S. Minerals Management Service reported that the damage sustained to the energy infrastructure would take several months to repair. The market for offshore support vessels was tight prior to the two storms, and there were shortages in available-for-work offshore vessels operating in the GOM. The resulting offshore vessels supply/demand fundamentals pushed vessel day rates higher in the GOM. At the time, the GOM supply boat market had a significant number of vessels previously stacked that could have resumed active status after drydocking and recertification. All of the company’s available-for-work U.S.-based vessels were working at relatively full utilization prior to the storms, and, after the storms, two of the company’s stacked vessels were drydocked and re-certificated to respond to increased post-hurricane market demand. Demand for the company’s vessels was brisk for the majority of the company’s fiscal second and third quarters, but demand waned in the last weeks of December 2008 due partially to the winding down of repair work on the offshore energy infrastructure. During December 2008 and throughout the fourth quarter of fiscal 2009, the company experienced day rate and utilization weakness on its U.S.-based vessels that provide service in the GOM shallow and mid-water depths.

International-based vessel day rates averaged higher during fiscal 2009, due largely to an increase in drilling activity in the international markets. In 2008, capital spending budgets for exploration and production which were based on strong crude oil pricing during the first half of 2008. The price of crude oil peaked at $147 per barrel in mid-July 2008 and has since fallen to the $48 to $52 range by mid-April 2009. OPEC responded to falling crude prices by cutting production in an effort to stabilize prices. It is unknown whether crude oil prices will stabilize at levels that will continue to support significant levels of exploration and production spending by oil and gas companies. Demand for the company’s vessels in the various international markets was strong during most of fiscal 2009, but started showing some signs of weakness as the fiscal year ended.

United States-based Operations

The company’s U.S.-based vessel revenues decreased approximately 8%, or $12.9 million, during fiscal 2009 as compared to fiscal 2008, due to fewer vessels operating in the GOM (because vessels had been transferred to international markets) and to a four percentage point decrease in total utilization rates on the remaining U.S.-based vessels, somewhat offset by an approximate 11% increase in average day rates. Due to a relatively weak GOM market, the company transferred 10 vessels to international markets (including two deepwater vessels) during fiscal 2009. The weakening macroeconomic environment in the GOM resulted in lower U.S.-based vessel utilization during fiscal 2009 as compared to fiscal 2008.

The company’s deepwater class of vessels were responsible for approximately 7%, or $0.9 million, of the loss in revenue during fiscal 2009 as compared to fiscal 2008, because two deepwater vessels were transferred to international markets. The company’s active towing supply/supply class of vessels, the company’s major income producing vessel class in the domestic market, were responsible for approximately 46%, or $5.9 million, of the loss in revenue during fiscal 2009 as compared to fiscal 2008, due to an approximate five percentage point drop in utilization and the transfer of four towing-supply/supply vessels to international markets. Average day rates, however, increased approximately 14% on these vessels. The company’s crew/utility class of vessels was responsible for approximately 47%, or $6.0 million, of the loss in revenue during the same comparative periods due to the transfer of four crewboats to international markets and because of an approximate five percentage point decrease in utilization and approximately 6% lower average day rates. U.S.-based vessel revenues, utilization percentages and average day rates by vessel class are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

U.S.-based vessel operating profit increased approximately 16%, or $4.8 million, during fiscal 2009 as compared to fiscal 2008, due to approximately 17%, or $16.8 million, lower U.S-based vessel operating costs (primarily crew costs, repair and maintenance costs, and insurance and loss reserves) and approximately 8%, or $8.3 million, lower depreciation expense during the comparative periods resulting from fewer vessels operating in the U.S. GOM market. Crew costs decreased approximately 10%, or $6.2 million, during fiscal 2009 as compared to fiscal 2008, due to the transfer of vessels to international markets. Repair and maintenance costs decreased approximately 24%, or $3.7 million, due to fewer drydockings performed during fiscal 2009 and to a decrease in the average cost per drydock performed and to lower routine repair and maintenance costs during fiscal 2009 as compared to fiscal 2008.

International-based Operations

International-based vessel revenues increased approximately 15%, or $154.1 million, during fiscal 2009 as compared to fiscal 2008, due to an increase in total average day rates of approximately 19%. While international-based vessel revenues improved during fiscal 2009, revenues were adversely affected by an increased number of maintenance days on several of the company’s larger deepwater class of vessels resulting from a higher level of drydockings during fiscal 2009. The increased number of maintenance days lowered utilization and average day rates of the company’s deepwater class of vessels during fiscal 2009 compared to fiscal 2008.

The company’s international deepwater class, towing-supply/supply class and offshore tug class of vessels generated approximately 15%, 80% and 4%, respectively, of the revenue growth during fiscal 2009 as compared to fiscal 2008. The company’s deepwater and towing-supply/supply class of vessels generated increases in revenue during the comparative periods due to an increase in the number of vessels operating internationally (approximately four additional deepwater vessels and 15 additional towing-supply/supply vessels, excluding vessel dispositions) and due to higher average day rates. The average day rate on the deepwater vessels and towing supply/supply class of vessels increased approximately 10% and 20%, respectively, during the comparative periods. Revenues on the company’s international-based offshore tugs increased due to a two percentage point increase in utilization and an approximate 21% increase in average day rates during the comparative periods, despite a decrease in the number of offshore tugs operating internationally due to vessel dispositions. Revenues earned during fiscal 2009 on the company’s crew/utility class of vessels were comparable to the revenues earned in fiscal 2008. International-based vessel revenues, utilization percentages and average day rates by vessel class are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

International-based vessel operating costs increased approximately 19%, or $92.9 million, during fiscal 2009 as compared to fiscal 2008, primarily due to higher crew costs, repair and maintenance costs and depreciation expense related to the increased number of vessels operating internationally. International-based crew costs increased approximately 20% during the comparative years due to inflationary increases in labor costs and because of the transfer of 10 vessels from the GOM and the addition of 17 newly-constructed vessels to the international-based fleet at various times during fiscal 2009. Repair and maintenance costs were approximately 19% higher during the comparative years because of an increase in the number of scheduled drydockings performed during fiscal 2009, including several relatively more expensive drydockings of some of the company’s newer, deepwater vessels. Depreciation expense was approximately 8% higher during the comparative periods because of vessels being transferred from the GOM to international areas of operation and to newly-constructed vessels being added to the international-based fleet during fiscal 2009.

International-based vessel operating profit increased approximately 11%, or $42.9 million, during fiscal 2009 compared to fiscal 2008, primarily due to higher revenues which were partially offset by increases in vessel operating costs as discussed above.

Other Items

Foreign exchange gains increased approximately $3.6 million during fiscal 2009 as compared to fiscal 2008 due to a stronger U.S. dollar relative to other currencies.

Insurance and loss reserves decreased approximately 46%, or $10.9 million, during fiscal 2009 as compared to 2008, due to lower premiums and loss reserves recorded as a result of a better safety record during fiscal 2009 as compared to fiscal 2008.

Gain on sales of assets increased approximately $15.8 million, or 138%, during fiscal 2009 as compared to fiscal 2008, due to a higher number of vessels sold during fiscal 2009 and due to larger gains earned on the mix of vessels sold. Dispositions of vessels can vary from year to year; therefore, gains on sales of assets may fluctuate significantly from period to period.

Fiscal 2008 Compared to Fiscal 2007

The company’s consolidated net earnings during fiscal 2008 fell a modest 2%, or $7.9 million, as compared to fiscal 2007; however, included in fiscal 2007 consolidated earnings is an after-tax gain of $20.8 million, related to the sale of 14 of its offshore tugs. Excluding the after-tax gain on the sale of the offshore tugs, consolidated net earnings increased approximately 4% during the comparative periods primarily due to higher revenues on the company’s international-based vessels which were offset by higher vessel operating costs and higher general and administrative expenses. The company’s U.S. revenues decreased approximately 30%, or $69.5 million, during fiscal 2008 as compared to fiscal 2007, while the company’s international revenues increased $187.0 million, or approximately 22%, during the same comparative period. Revenues generated from international vessel operations during fiscal 2008 as a percentage of the company’s total revenues were 84%. Net earnings during fiscal 2008 also benefited from a reduction in the company’s effective tax rate to 18.0% from 20.9% in fiscal 2007.

At March 31, 2008, the company had 126 vessels in its fleet that were acquired or constructed since calendar year 2000 as part of its new build and acquisition program (new vessels) and 300 remaining vessels, which are considered to be mature in age, with an average age of 25.1 years. During fiscal 2008, the company’s new vessels generated $581.5 million of the consolidated revenues and accounted for 54.7% of total vessel margin (vessel revenues less vessel operating expenses less vessel depreciation) while the older vessels generated $633.7 million of revenues and accounted for the remaining 45.3% of vessel margin.

General Market Conditions

Demand for the company’s vessels in the shallow water Gulf of Mexico offshore vessel market diminished as repair work on the offshore energy infrastructure that was damaged by Hurricane Ivan in 2004 and Hurricanes Katrina and Rita in August and September 2005, respectively, was completed and numerous drilling rigs migrated to international areas. The number of available drilling rigs in the GOM was very low compared to past industry up cycles because the strength of the international drilling market attracted offshore rigs from the U.S. market. In reaction to the drilling rigs departing the Gulf of Mexico during the latter part of calendar year 2006, and because the company’s assets are highly mobile, the company relocated a net seven vessels during fiscal 2008 to international locations where the vessels contracted for more attractive term work at generally higher day rates than what the vessels achieved in the GOM. The company transferred 16 vessels to international locations during fiscal 2007.

Natural gas prices were relatively weak for most of calendar year 2007 as a result of higher than normal inventory levels for the resource. Prices strengthened around mid-November 2007, when inventory levels for the resource decreased due to production shut-ins, lower liquid natural gas imports and colder than normal late winter weather; however, the uptick in natural gas prices did not result in higher demand for the company’s vessels during the normal winter slowdown period.

Crude oil prices soared during calendar year 2007 and surpassed the $100 per barrel mark during the company’s fourth quarter of fiscal 2008 due to strong global consumer demand for crude oil which was driven by emerging economies, dwindling excess OPEC production capacity, concerns over possible supply interruptions caused by geopolitical risk in certain countries that are members of OPEC, and production declines in mature oil fields.

United States-based Operations

U.S.-based vessel revenues decreased approximately 30%, or $69.5 million, during fiscal 2008 compared to the revenues generated in fiscal 2007, primarily due to lower utilization and average day rates on all classes of vessel operating in the U.S. market, the transfer of vessels to international areas of operations, and the sale of the company’s U.S.-based offshore tugs during fiscal 2007. Removing the revenue effect of the company’s U.S.-based offshore tugs in the comparative data indicates that U.S.-based revenues decreased approximately 26%, or $56.9 million, during fiscal 2008 as compared to fiscal 2007.

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

Average day rates on the company’s U.S.-based deepwater class of vessels decreased approximately 6% during fiscal 2008 as compared to fiscal 2007 while utilization rates on this same class of vessel decreased approximately five percentage points during the same comparative periods primarily as a result of an increase in the number of days off-hire from drydockings during fiscal 2008. Average day rates on the U.S-based towing-supply/supply vessels decreased approximately 8% during fiscal 2008 as compared to fiscal 2007, while utilization rates on the towing-supply/supply class of vessel decreased approximately nine percentage points during the same comparative periods. Utilization rates on the company’s domestic-based crew/utility class of vessels decreased approximately seven percentage points during fiscal 2008 as compared to fiscal 2007 while average day rates for the crew/utility class of vessels decreased approximately 3% during the same comparative periods.

U.S.-based vessel operating profit during fiscal 2008 decreased approximately $59.4 million, or 66%, compared to fiscal 2007 due primarily to lower revenues which were slightly mitigated by lower vessel operating costs and by an approximate 26% decrease in depreciation expense resulting from fewer vessels operating in the U.S. GOM and the sale of the U.S.-based offshore tugs.

U.S.-based vessel operating costs decreased approximately 3%, or $3.5 million, due to fewer vessels operating in the GOM and to weaker demand for the company’s vessel in the GOM market, which resulted in a 3% decrease in crew costs, a 15% decrease in repair and maintenance costs and a 31% decrease in fuel, lube and supplies costs during fiscal 2008 as compared to fiscal 2007.

International-based Operations

International-based vessel revenues increased approximately 22%, or $187.0 million, during fiscal 2008 as compared to fiscal 2007, primarily due to a 20% increase in average day rates on all vessel classes operating in the international markets, and to an increase in the number of vessels operating internationally. The number of vessels increased internationally because of newly-constructed vessels entering the fleet and due to the transfer of vessels from the GOM. The company’s international deepwater class, towing-supply/supply class and crew/utility class of vessels generated approximately 22%, 72% and 7%, respectively, of the revenue growth during fiscal 2008 as compared to fiscal 2007.

Average day rates for the company’s international deepwater class of vessels increased approximately 20% during fiscal 2008 as compared to fiscal 2007. Utilization rates on the same class of vessel decreased approximately three percentage points during the comparative period primarily as a result of the increase in the number of days off-hire from vessel drydockings during fiscal 2008. Average day rates for the company’s international towing-supply/supply class of vessels increased approximately 20% during fiscal 2008 as compared to fiscal 2007 while utilization rates on the international towing-supply/supply class of vessels during fiscal 2008 fell approximately one percentage point compared to fiscal 2007. Average day rates on the company’s international-based crew/utility class of vessels increased approximately 17% during fiscal 2008 as compared to fiscal 2007 while utilization rates for the crew/utility class of vessels during fiscal 2008 were the same as the rates achieved during fiscal 2007. Average day rates on the international offshore tugs increased approximately 13% during fiscal 2008 as compared to fiscal 2007, while utilization rates for the same class of vessel decreased approximately nine percentage points during the comparative period.

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

International-based vessel operating profit increased approximately 23% or $73.2 million, during fiscal 2008 as compared to fiscal 2007 primarily due to higher revenues. Higher international-based revenues earned during fiscal 2008 were partially offset by a 23% increase in vessel operating costs (primarily crew costs, repair and maintenance costs, insurance and loss reserves, fuel, lube and supplies and other vessel costs) and 11% increase in depreciation expense during fiscal 2008, as compared to fiscal 2007, resulting from an increase in the number of vessels operating internationally, including newly-constructed vessels added to the international-based fleet over the past year. Crew costs increased approximately 20% during fiscal 2008 as compared to fiscal 2007 due to basic inflationary increases in labor costs around the world and due to an increase in the number of vessels operating internationally, including newly-constructed vessels. Repair and maintenance costs increased approximately 14% due to an increase in the average cost per drydock performed during fiscal 2008 and to higher routine repair and maintenance costs. Other vessel costs increased approximately 29% during fiscal 2008 as compared to fiscal 2007 primarily due to higher brokers’ commission expense.

Other Items

Gain on sales of assets during fiscal 2008 decreased approximately 73%, or $31.3 million, as compared to fiscal 2007, primarily due to the large gain recorded from the sale of 14 offshore tugs during fiscal 2007. The transaction resulted in an approximate $34.0 million pre-tax financial gain, or approximately $20.8 million after-tax, or $0.37 per diluted common share after tax. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

Insurance costs increased approximately 91%, or $11.3 million, during fiscal 2008 as compared to fiscal 2007 due to lower premiums and loss reserves recorded in fiscal 2007, which resulted from a better safety record during fiscal 2007 as compared to the company’s safety performance in fiscal 2008.

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

  REVENUE BY VESSEL CLASS:

  (In thousands)

Fiscal Year 2009	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$16,932	16,099	12,795	12,818	58,644
Towing-supply/supply	17,675	18,644	19,945	13,742	70,006
Crew/utility	5,495	5,259	4,372	3,120	18,246
Total	$40,102	40,002	37,112	29,680	146,896
International-based fleet:
Deepwater vessels	$58,284	67,642	69,320	68,821	264,067
Towing-supply/supply	184,959	193,415	200,000	194,074	772,448
Crew/utility	27,369	26,709	25,627	24,145	103,850
Offshore tugs	15,826	14,993	15,467	15,688	61,974
Other	1,831	1,876	1,655	1,725	7,087
Total	$288,269	304,635	312,069	304,453	1,209,426
Worldwide fleet:
Deepwater vessels	$75,216	83,741	82,115	81,639	322,711
Towing-supply/supply	202,634	212,059	219,945	207,816	842,454
Crew/utility	32,864	31,968	29,999	27,265	122,096
Offshore tugs	15,826	14,993	15,467	15,688	61,974
Other	1,831	1,876	1,655	1,725	7,087
Total	$328,371	344,637	349,181	334,133	1,356,322

Fiscal Year 2008	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$12,255	14,847	15,488	16,972	59,562
Towing-supply/supply	24,960	21,696	15,090	14,192	75,938
Crew/utility	5,857	6,640	6,124	5,674	24,295
Total	$43,072	43,183	36,702	36,838	159,795
International-based fleet:
Deepwater vessels	$60,958	56,842	63,024	59,991	240,815
Towing-supply/supply	145,526	157,185	171,132	175,945	649,788
Crew/utility	26,954	25,641	25,349	26,278	104,222
Offshore tugs	14,974	13,536	13,034	13,781	55,325
Other	1,407	981	1,429	1,372	5,189
Total	$249,819	254,185	273,968	277,367	1,055,339
Worldwide fleet:
Deepwater vessels	$73,213	71,689	78,512	76,963	300,377
Towing-supply/supply	170,486	178,881	186,222	190,137	725,726
Crew/utility	32,811	32,281	31,473	31,952	128,517
Offshore tugs	14,974	13,536	13,034	13,781	55,325
Other	1,407	981	1,429	1,372	5,189
Total	$292,891	297,368	310,670	314,205	1,215,134

Fiscal Year 2007	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$12,779	15,003	17,100	16,955	61,837
Towing-supply/supply	33,982	35,532	32,638	25,458	127,610
Crew/utility	7,550	7,146	6,332	6,214	27,242
Offshore tugs	7,497	4,591	482	(12)	12,558
Total	$61,808	62,272	56,552	48,615	229,247
International-based fleet:
Deepwater vessels	$42,952	49,609	51,423	55,915	199,899
Towing-supply/supply	117,610	121,776	134,351	141,234	514,971
Crew/utility	20,256	21,700	23,696	25,018	90,670
Offshore tugs	14,996	14,776	13,374	15,298	58,444
Other	1,063	1,181	1,095	1,012	4,351
Total	$196,877	209,042	223,939	238,477	868,335
Worldwide fleet:
Deepwater vessels	$55,731	64,612	68,523	72,870	261,736
Towing-supply/supply	151,592	157,308	166,989	166,692	642,581
Crew/utility	27,806	28,846	30,028	31,232	117,912
Offshore tugs	22,493	19,367	13,856	15,286	71,002
Other	1,063	1,181	1,095	1,012	4,351
Total	$258,685	271,314	280,491	287,092	1,097,582

  UTILIZATION:

Fiscal Year 2009	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	94.9%	98.0	96.7	98.5	96.9
Towing-supply/supply	49.8	48.0	49.0	42.3	47.5
Crew/utility	77.3	75.5	84.2	74.0	77.7
Total	63.0%	61.4	62.4	56.3	61.0
International-based fleet:
Deepwater vessels	83.6%	85.8	85.9	81.5	84.2
Towing-supply/supply	77.2	75.7	76.0	74.6	75.9
Crew/utility	86.1	79.5	75.5	71.0	78.0
Offshore tugs	53.4	60.4	65.2	66.8	61.1
Other	41.8	59.0	95.3	97.8	64.6
Total	76.6%	75.8	76.0	74.0	75.6
Worldwide fleet:
Deepwater vessels	85.9%	88.0	87.5	84.1	86.4
Towing-supply/supply	73.6	72.2	72.7	70.9	72.4
Crew/utility	84.7	78.9	76.6	71.4	78.0
Offshore tugs	53.4	60.4	65.2	66.8	61.1
Other	41.8	59.0	95.3	97.8	64.6
Total	74.8%	74.0	74.4	72.1	73.9

Fiscal Year 2008	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	91.3%	95.1	90.5	97.5	93.7
Towing-supply/supply	61.0	56.6	46.1	46.2	52.7
Crew/utility	88.3	88.5	80.9	73.0	82.4
Total	70.3%	69.1	60.9	60.1	65.1
International-based fleet:
Deepwater vessels	96.3%	91.8	91.4	83.5	90.7
Towing-supply/supply	77.4	76.9	79.2	76.7	77.6
Crew/utility	86.2	89.0	84.8	85.1	86.3
Offshore tugs	63.4	59.8	54.7	56.7	58.7
Other	54.7	48.3	54.8	58.7	54.1
Total	79.0%	78.3	78.5	76.7	78.1
Worldwide fleet:
Deepwater vessels	95.5%	92.5	91.2	86.4	91.3
Towing-supply/supply	75.0	74.1	74.8	72.7	74.2
Crew/utility	86.5	88.9	84.2	83.1	85.7
Offshore tugs	63.4	59.8	54.7	56.7	58.7
Other	54.7	48.3	54.8	58.7	54.1
Total	77.8%	77.0	76.2	74.5	76.4

Fiscal Year 2007	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	93.8%	99.4	100.0	100.0	98.3
Towing-supply/supply	64.2	64.0	59.6	55.9	61.2
Crew/utility	96.4	87.4	87.2	87.8	89.7
Offshore tugs	39.8	41.8	100.0	---	42.6
Total	68.0%	69.5	69.4	67.6	68.6
International-based fleet:
Deepwater vessels	89.3%	94.9	95.4	96.7	94.1
Towing-supply/supply	77.4	77.7	79.8	79.7	78.7
Crew/utility	83.8	86.2	89.3	85.7	86.3
Offshore tugs	72.1	65.1	63.3	70.7	67.7
Other	45.8	52.0	44.8	54.4	48.9
Total	78.4%	78.9	80.6	81.0	79.8
Worldwide fleet:
Deepwater vessels	90.2%	95.8	96.3	97.3	94.9
Towing-supply/supply	74.8	75.1	76.1	75.9	75.5
Crew/utility	85.8	86.4	89.0	86.0	86.8
Offshore tugs	63.9	61.7	64.0	70.6	64.8
Other	45.8	52.0	44.8	54.4	48.9
Total	76.4%	77.2	78.8	79.1	77.9

  AVERAGE DAY RATES:

Fiscal Year 2009	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$24,514	25,233	23,961	24,095	24,492
Towing-supply/supply	11,633	12,867	13,947	12,402	12,713
Crew/utility	6,010	6,017	5,591	5,352	5,789
Total	$12,835	13,510	13,520	13,351	13,290
International-based fleet:
Deepwater vessels	$24,728	26,831	26,590	27,628	26,475
Towing-supply/supply	11,660	12,375	12,745	12,787	12,386
Crew/utility	4,965	5,184	5,154	5,316	5,147
Offshore tugs	8,931	8,302	8,149	8,457	8,453
Other	9,893	10,597	9,041	9,802	9,835
Total	$11,221	12,048	12,308	12,559	12,026
Worldwide fleet:
Deepwater vessels	$24,679	26,517	26,151	27,006	26,091
Towing-supply/supply	11,658	12,416	12,845	12,760	12,413
Crew/utility	5,114	5,305	5,215	5,321	5,233
Offshore tugs	8,931	8,302	8,149	8,457	8,453
Other	9,893	10,597	9,041	9,802	9,835
Total	$11,396	12,201	12,427	12,626	12,151

Fiscal Year 2008	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$23,432	23,382	23,256	23,904	23,502
Towing-supply/supply	11,951	11,856	10,399	9,863	11,154
Crew/utility	5,992	6,270	6,093	6,201	6,141
Total	$12,001	12,254	11,759	12,027	12,016
International-based fleet:
Deepwater vessels	$23,175	22,423	24,980	25,474	23,973
Towing-supply/supply	9,478	10,080	10,455	11,117	10,291
Crew/utility	4,663	4,584	4,661	4,819	4,681
Offshore tugs	7,044	6,511	7,092	7,413	7,001
Other	5,653	4,419	5,672	5,140	5,241
Total	$9,557	9,768	10,369	10,766	10,114
Worldwide fleet:
Deepwater vessels	$23,218	22,615	24,612	25,110	23,878
Towing-supply/supply	9,774	10,267	10,451	11,013	10,375
Crew/utility	4,855	4,852	4,884	5,018	4,901
Offshore tugs	7,044	6,511	7,092	7,413	7,001
Other	5,653	4,419	5,672	5,140	5,241
Total	$9,852	10,064	10,515	10,900	10,329

Fiscal Year 2007	First	Second	Third	Fourth	Year
United States-based fleet:
Deepwater vessels	$21,380	23,442	26,551	28,305	24,928
Towing-supply/supply	11,645	12,102	12,655	12,461	12,181
Crew/utility	6,457	6,456	6,264	6,104	6,329
Offshore tugs	15,920	17,793	6,511	---	15,726
Total	$11,987	12,606	13,130	13,297	12,694
International-based fleet:
Deepwater vessels	$18,216	19,593	20,206	21,893	20,012
Towing-supply/supply	8,076	8,311	8,682	9,142	8,563
Crew/utility	3,748	3,895	3,982	4,375	4,004
Offshore tugs	5,964	6,328	5,934	6,501	6,179
Other	3,615	3,526	4,134	4,132	3,821
Total	$7,833	8,222	8,453	9,061	8,400
Worldwide fleet:
Deepwater vessels	$18,856	20,369	21,487	23,111	20,990
Towing-supply/supply	8,671	8,944	9,249	9,531	9,100
Crew/utility	4,229	4,319	4,313	4,636	4,375
Offshore tugs	7,534	7,469	5,952	6,505	6,922
Other	3,615	3,526	4,134	4,132	3,821
Total	$8,540	8,935	9,107	9,577	9,039

The following tables compare vessels average day rates and day-based utilization percentages for the company’s U.S.-based fleet and International-based fleet and in total for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for each of the quarters in the year ended March 31:

  AVERAGE DAY RATES:

Fiscal Year 2009	First	Second	Third	Fourth	Year
United States-based fleet:
Traditional vessels	$11,017	12,386	13,400	11,863	12,177
New Vessels	14,647	14,732	13,669	15,074	14,526
Total U.S.-based fleet	$12,835	13,510	13,520	13,351	13,290
International-based fleet:
Traditional vessels	$8,608	9,163	9,288	9,361	9,091
New Vessels	16,242	17,090	17,124	17,343	16,965
Total International-based fleet	$11,221	12,048	12,308	12,559	12,026
Total Worldwide Fleet	$11,396	12,201	12,427	12,626	12,151

Fiscal Year 2008	First	Second	Third	Fourth	Year
United States-based fleet:
Traditional vessels	$11,380	11,156	9,970	9,399	10,587
New Vessels	12,862	13,446	13,465	14,468	13,567
Total U.S.-based fleet	$12,001	12,254	11,759	12,027	12,016
International-based fleet:
Traditional vessels	$7,493	7,711	7,913	8,258	7,839
New Vessels	14,324	14,284	15,651	15,921	15,063
Total International-based fleet	$9,557	9,768	10,369	10,766	10,114
Total Worldwide Fleet	$9,852	10,064	10,515	10,900	10,329

Fiscal Year 2007	First	Second	Third	Fourth	Year
United States-based fleet:
Traditional vessels	$11,576	12,113	12,717	13,151	12,298
New Vessels	12,595	13,313	13,726	13,470	13,246
Total U.S.-based fleet	$11,987	12,606	13,130	13,297	12,694
International-based fleet:
Traditional vessels	$6,467	6,655	6,681	7,184	6,748
New Vessels	11,577	12,338	13,018	13,738	12,703
Total International-based fleet	$7,833	8,222	8,453	9.061	8,400
Total Worldwide Fleet	$8,540	8,935	9,107	9,577	9,039

AVERAGE VESSEL UTILIZATION:
Fiscal Year 2009	First	Second	Third	Fourth	Year
United States-based fleet:
Traditional vessels	50.4%	49.6	50.6	44.0	48.8
New Vessels	83.9	82.7	88.1	83.2	84.4
Total U.S.-based fleet	63.0%	61.4	62.4	56.3	61.0
International-based fleet:
Traditional vessels	70.7%	69.2	68.5	67.0	68.9
New Vessels	91.1	91.0	91.9	87.6	90.3
Total International-based fleet	76.6%	75.8	76.0	74.0	75.6
Total Worldwide Fleet	74.8%	74.0	74.4	72.1	73.9

Fiscal Year 2008	First	Second	Third	Fourth	Year
United States-based fleet:
Traditional vessels	60.9%	56.8	47.4	46.7	53.1
New Vessels	89.6	90.5	83.8	82.1	86.4
Total U.S.-based fleet	70.3	69.1	60.9	60.1	65.1
International-based fleet:
Traditional vessels	73.9%	72.5	73.3	71.6	72.8
New Vessels	94.0	94.9	92.8	89.7	92.8
Total International-based fleet	79.0%	78.3	78.5	76.7	78.1
Total Worldwide Fleet	77.8%	77.0	76.2	74.5	76.4

Fiscal Year 2007	First	Second	Third	Fourth	Year
United States-based fleet:
Traditional vessels	56.4%	59.2	59.6	55.5	57.7
New Vessels	98.0	92.7	91.2	90.9	93.3
Total U.S.-based fleet	68.0%	69.5	69.4	67.6	68.6
International-based fleet:
Traditional vessels	73.9%	73.9	76.2	76.5	75.1
New Vessels	94.2	96.1	94.6	95.2	95.0
Total International-based fleet	78.4%	78.9	80.6	81.0	79.8
Total Worldwide Fleet	76.4%	77.2	78.8	79.1	77.9

Vessel Count, Dispositions, Acquisitions and Construction Programs

The average age of the company's 409 owned or chartered vessel fleet at March 31, 2009 is approximately 19.5 years. The average age of the 142 vessels that the company acquired or constructed since calendar year 2000 as part of its new build and acquisition program (discussed below) have an average age of 5.2 years. The remaining 267 vessels have an average age of 27.1 years. The following table compares the average number of vessels by class and geographic distribution during the years ended March 31 and the actual March 31, 2009 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2009	2009	2008	2007
United States-based fleet:
Deepwater vessels	6	7	7	7
Towing-supply/supply	26	32	36	47
Crew/utility	8	11	13	13
Offshore tugs	---	---	---	5
Total	40	50	56	72
International-based fleet:
Deepwater vessels	35	32	30	29
Towing-supply/supply	230	225	222	209
Crew/utility	72	71	71	72
Offshore tugs	30	33	37	38
Other	2	3	5	6
Total	369	364	365	354
Owned or chartered vessels included in marine revenues	409	414	421	426
Vessels withdrawn from service	11	15	23	46
Joint-venture and other	10	13	14	18
Total	430	442	458	490

Included in owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is off hire and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee adequate marketing possibilities for the vessel in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 61, 53 and 48 stacked vessels at March 31, 2009, 2008 and 2007, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During fiscal 2009, the company sold to third party operators or to scrap dealers 12 anchor handling towing supply vessels, 11 platform supply vessels, seven crewboats, six utility vessels, eight offshore tugs and three other type vessels. Five of the 47 vessels were sold from the U.S. GOM vessel fleet while 33 were sold from the international fleet. The remaining nine vessels were sold from vessels previously withdrawn from service.

During fiscal 2008, the company sold to third party operators six anchor handling towing supply vessels, nine platform supply vessels, one crewboat, six utility vessels and four offshore tugs. Seven of the vessels were sold from the U.S. GOM fleet while 14 vessels were sold from the international-based fleet. The remaining five vessels were sold from the vessels previously withdrawn from service.

During fiscal 2007, the company sold to third party operators or to scrap dealers 18 anchor handling towing supply vessels, 27 platform supply vessels, two crewboats, 16 offshore tugs and three other type vessels. Nineteen of the vessels were sold from the U.S. GOM fleet while 12 vessels were sold from the international-based fleet. The remaining 35 vessels were sold from the vessels previously withdrawn from service. Fourteen of the 19 U.S. GOM vessels were offshore tugs vessels sold to Crosby Marine Transportation, LLC. Please refer to Note 12 of Notes to Consolidated Financial Statements for further discussion on the sale the offshore tugs to Crosby Marine Transportation, LLC.

Vessel Deliveries and Acquisitions

The table below summarizes the number of vessels that have been added to the company’s fleet during fiscal 2009, 2008 and 2007 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2009	2008	2007
Deepwater vessels:
Anchor handling towing supply	1	---	---
Platform supply vessels	1	3	---
Replacement fleet:
Anchor handling towing supply	9	7	5
Platform supply vessels	2	2	1
Crewboats and offshore tugs:
Crewboats (A)	3	4	6
Offshore tugs	1	3	---
Total number of vessels added to the fleet	17	19	12

(A)	Included in the fiscal 2007 crewboats count are four used crewboats acquired from Provident Marine Ltd, a 49% owned joint-venture, due to the dissolution of the joint venture during fiscal 2007.

Fiscal 2009. During fiscal 2009, the company took delivery of 10 anchor handling towing supply vessels that varied in size from 6,500 to 10,000 BHP. All 10 anchor handing towing supply vessels were constructed at international shipyards for a total approximate cost of $182.6 million. The company also took delivery of two 230-foot and one 240-foot platform supply vessels for approximately $43.9 million. Two different international shipyards built these platform supply vessels. The company also delivered to the market three water jet crewboats, constructed at an international shipyard, for a total approximate cost of $5.3 million. Lastly, one offshore tug was delivered to the company for an approximate total cost of $13.4 million.

Fiscal 2008.  The company took delivery of five anchor handling towing supply vessels, which varied in size from 6,500 to 10,000 BHP. The vessels were delivered by two different international shipyards for a total approximate cost of $86.6 million. The company also entered into two capital lease transactions during fiscal 2008 for a total $33.9 million and, accordingly, increased its anchor handling towing supply vessel count by two vessels. Both vessels have a BHP of 7,080 and were built by international shipyards.

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

Fiscal 2007.  During fiscal 2007, three anchor handling towing supply vessels were delivered to the company that vary in size from 6,500 to 8,000 BHP. The vessels were delivered by two different international shipyards for a total approximate cost of $54.3 million. The company also entered into two capital lease transactions during fiscal 2007 for a total $22.8 million and accordingly increased its anchor handling towing supply vessel count by two vessels. Both vessels have a BHP of 5,500 and were built by international shipyards.

The company delivered to the market one 220-foot, platform supply vessel for an approximate total cost of $12.4 million. The company’s shipyard, Quality Shipyards, LLC, constructed the vessel which is capable of working in domestic and international markets. The company also delivered to the market one 175-foot, state-of-the-art, fast, crew/supply boat from a U.S. shipyard and one water jet crewboat from an international shipyard for an approximate total cost of $8.2 million. The company also acquired four used crewboats from Provident Marine Ltd., a 49%-owned joint-venture, due to the dissolution of the joint venture during fiscal 2007.

Vessel Commitments at March 31, 2009

At March 31, 2009, the company is constructing 16 anchor handling towing supply vessels, varying in size from 6,500 brake horsepower (BHP) to 13,600 BHP, for a total capital commitment of approximately $335.6 million. Five different international shipyards are constructing the vessels. Five of the anchor handling towing supply vessels are large deepwater class vessels. Scheduled deliveries for the 16 vessels began in April 2009, with the last vessel scheduled for delivery in January 2012. As of March 31, 2009, the company had expended $151.4 million for the construction of these vessels.

The company is also committed to the construction of four 230-foot, seven 240-foot, two 266-foot and twelve 280-foot platform supply vessels for a total aggregate investment of approximately $608.4 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the two 266-foot deepwater class vessels. One international shipyard is constructing the four 230-foot vessels, while two different international shipyards are constructing the seven 240-foot deepwater class vessels. Scheduled delivery for the four 230-foot vessels will begin in June 2009 with final delivery of the fourth vessel in January 2010. Expected delivery for the seven 240-foot deepwater class vessels began in April 2009 with final delivery of the seventh 240-foot vessel in September 2009. The twelve 280-foot deepwater class vessels are being constructed at an international shipyard and are expected to be delivered to the market beginning in November 2010 with final delivery of the twelfth 280-foot vessel in July of 2012. As of March 31, 2009, $206.8 million has been expended on these 25 vessels.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats and one water jet crewboat for an aggregate cost of approximately $19.7 million. Two separate international shipyards are building these vessels. The water jet crewboat is expected to be delivered in May 2009 while the two fast, crew/supply vessels are expected to be delivered in August and September of 2009. As of March 31, 2009, the company had expended $13.5 million for the construction of these three vessels.

The company is also committed to the construction of two offshore tugs for an aggregate cost of approximately $28.1 million. The offshore tugs are being constructed at an international shipyard and are expected to be delivered to the company in August and September of 2009. As of March 31, 2009, $20.6 million has been expended on these two offshore tugs.

Vessel Commitments Summary at March 31, 2009

The table below summarizes the various vessel commitments by vessel class and type as of March 31, 2009:

	U. S. Built			International Built
Vessel class and type	Number of Vessels	Total Cost Commitment	Expended Through 3/31/09	Number of Vessels	Total Cost Commitment	Expended Through 3/31/09

		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	---	---	---	5	$146,398	$88,815
Platform supply vessels	2	$64,935	$32,573	19	$493,676	$153,458
Replacement fleet:
Anchor handling towing supply	---	---	---	11	$189,203	$62,569
Platform supply vessels	---	---	---	4	$49,800	$20,816
Crewboats and offshore tugs:
Crewboats	---	---	---	3	$19,710	$13,463
Offshore tugs	---	---	---	2	$28,139	$20,603

Totals	2	$64,935	$32,573	44	$926,926	$359,724

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	06/09	09/09	12/09	03/10	06/10	Thereafter

Deepwater vessels:
Anchor handling towing supply	1	1	---	1	2	---
Platform supply vessels	4	3	1	1	---	12
Replacement Fleet:
Anchor handling towing supply	2	1	2	---	2	4
Platform supply vessels	1	---	2	1	---	---
Crewboats and offshore tugs:
Crewboats	1	2	---	---	---	---
Offshore tugs	---	2	---	---	---	---

Totals	9	9	5	3	4	16

Expected quarterly cash outlay	$103,281	97,065	85,955	40,697	42,171	230,395	(A)

(A)	The $230,395 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $85,949 in the remaining quarters of fiscal 2011, $132,724 during fiscal 2012, and $11,722 during fiscal 2013.

During the early part of fiscal 2009, the company expressed its belief that it had sufficient financial capacity to support a $1.0 billion annual investment in acquiring or building new vessels for the intermediate term, assuming customer demand, acquisition and shipyard economics and other considerations justified such an investment. Given the continuing tight credit and capital markets, it is doubtful whether adequate capital and liquidity will be available to supplement cash generated by the company to fully implement the continuation of its fleet replacement program at this level, or, if available, on terms and pricing as advantageous as the company has enjoyed historically. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets. At March 31, 2009, the company had approximately $250.8 million of cash and cash equivalents. In addition, at March 31, 2009, the entire amount of the company’s $300.0 million revolving credit facility was available for future financing needs.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consists of the following components:

(In thousands)	2009	%	2008	%	2007	%

Personnel	$80,051	6%	69,567	5%	60,732	5%
Office and property	19,452	1%	16,910	1%	14,497	1%
Sales and marketing	8,226	1%	7,389	1%	6,963	1%
Professional services	17,137	1%	24,223	2%	9,560	1%
Other	11,362	1%	8,500	1%	6,976	1%

	$136,228	10%	126,589	10%	98,728	9%

General and administrative expenses during fiscal 2009 were approximately 8%, or $9.6 million, higher as compared to the fiscal 2008 due to higher personnel costs due to the amortization of restricted stock and phantom stock awards granted during the last two fiscal years; costs associated with accelerating the vesting of restricted stock awards for one retiring senior executive; and higher salary and administrative benefit expenses. Higher personnel costs were slightly offset by lower professional service costs (primarily legal fees) related to the winding down of an internal investigation (as previously discussed on page 15 of this Form 10-K). General and administrative expenses were also higher due to general cost increases related to a higher volume of business activity especially in the company’s international markets.

General and administrative expenses during fiscal 2008 were approximately 10%, or $27.7 million, higher as compared to fiscal 2007 due to the amortization of restricted stock granted in March 2007; higher professional services due primarily to legal fees related to the internal investigation into the company’s Nigerian and selected other countries’ operations (as discussed elsewhere in this report); the full vesting of restricted stock awarded by the Compensation committee of the company’s Board of Directors to a retiring senior executive; the settlement of a California labor law claim; and general cost increases related to a higher volume of business activity especially in the company’s international markets.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are directly related to fleet activity and vessel day rates. Vessel activity levels and vessel day rates are, among other things, dependent upon oil and natural gas prices and ultimately the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash and cash equivalents, future net cash provided by operating activities and the company’s available line of credit, provide the company, in management’s opinion, with adequate resources to meet its current liquidity requirements. At March 31, 2009, the entire amount of the company’s $300.0 million revolving line of credit was available for future financing needs.

Dividends

In May 2008, the company’s Board of Directors authorized the increase of the company’s quarterly dividend from $0.15 per share to $0.25 per share, a 67% increase. The declaration of dividends is at the discretion of the company’s Board of Directors.

The Board of Directors declared dividends of $51.5 million, $32.7 million and $33.9 million, or $1.00, $0.60 and $0.60 per share, respectively, for the years ended March 31, 2009, 2008 and 2007, respectively.

Debt

Borrowings on the company’s $300.0 million revolving credit facility bear interest at the company’s option, at the greater of prime or the federal funds rate plus 0.50% or Eurodollar rates plus margins ranging from 0.50 to 1.125% based on the company’s funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.10 to 0.25% based on the company’s funded debt to total capitalization ratio. The company’s revolving credit facility matures in May 2010. For additional disclosure regarding the company’s revolving credit facility, including financial covenants, refer to Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this report.

The company has $300.0 million outstanding of senior unsecured notes at March 31, 2009. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had an average remaining life of 3.85 years as of March 31, 2009. These notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%.

Share Repurchases

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. During fiscal 2009, $53.6 million was used to repurchase shares of the company’s stock, however, no amounts were expended under the most recent share repurchase authorization during the year ended March 31, 2009. At March 31, 2009, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. Fiscal 2009 net cash from operating activities was $526.4 million. Significant components of cash provided by operating activities during fiscal 2009 include net earnings of $406.9 million, adjusted for non-cash items and gains on sales of assets of $113.2 million and changes in working capital balances of $6.3 million.

Fiscal 2008 net cash from operating activities was $489.5 million. Significant components of cash provided by operating activities during fiscal 2008 include net earnings of $348.8 million, adjusted for non-cash and gains on sales of assets items of $114.0 million and changes in working capital balances of $26.7 million.

Fiscal 2007 net cash from operating activities was $435.1 million. Significant components of cash provided by operating activities during fiscal 2007 include net earnings of $356.6 million, adjusted for non-cash items and gains on sales of assets of $81.0 million and changes in working capital balances of $2.5 million.

Investing Activities

Investing activities in fiscal 2009 used $434.1 million of cash, which is attributed to $473.7 million of additions to properties and equipment, offset by approximately $39.4 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $61.2 million in capitalized major repair costs, $410.6 million for the construction of offshore marine vessels and $1.9 million of other properties and equipment purchases.

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

Financing Activities

Fiscal 2009 financing activities used $111.8 million of cash, which is primarily the result of $53.6 million used to repurchase the company’s common stock, $51.5 million used for the payment of common stock dividends of $1.00 per common share, $10.1 million of principal payments on capitalized lease obligations and $0.6 million tax liability on stock option exercises. These uses of cash were partially offset by $4.0 million of proceeds from the issuance of common stock resulting from the exercising of stock options during the year.

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

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for fiscal 2009, 2008, and 2007 were approximately $0.7 million, $7.0 million, and $9.7 million, respectively. Interest costs capitalized during fiscal 2009, 2008, and 2007 was approximately $13.8 million, $10.5 million, and $4.8 million, respectively.

Total interest and debt costs incurred in fiscal 2009 was lower than in fiscal 2008 because the relative-portion of interest cost capitalized during fiscal 2009 was higher than in fiscal 2008 due to an increase in the level of investments in the company’s new construction program. Total interest and debt costs incurred in fiscal 2008 was lower than in fiscal 2007 because the relative-portion of interest cost capitalized during fiscal 2008 was higher than in fiscal 2007 due to a increase in the level of investment in the company’s new construction program.

Other Liquidity Matters

Merchant Navy Officers Pension Fund.  Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. While there were no amounts expensed in fiscal 2008 related to this matter, the company recorded an additional liability of $1.2 million during fiscal 2009. At March 31, 2009, $4.3 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Supplemental Retirement Plan.  Effective December 10, 2008, the supplemental plan was amended to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants currently receiving monthly benefit payments will receive lump sum distributions in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 is currently estimated to be $9.1 million. A settlement loss, which is currently estimated to be $3.5 million, will be recorded at the time of the distribution.

Included in other assets at March 31, 2009, is $12.4 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of March 31, 2009, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at March 31, 2009 is after the effect of $3.4 million of after-tax unrealized losses ($5.3 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

Venezuelan Operations.  Over the past several months, the company has been confronted with several serious challenges with respect to its operations in Venezuela. The first challenge relates to a build-up in the net receivable due the company from Petroleos de Venezuela, S.A., including certain of its subsidiaries (collectively, PDVSA). PDVSA is the national oil company of Venezuela and the company’s principal customer in that market. The second challenge has been more recently presented by virtue of efforts of the Venezuelan government to move forward with the nationalization of the assets of oil service companies operating in the Lake Maracaibo region of Venezuela. A discussion of both of these challenges follows.

On May 7, 2009, Venezuela enacted a law allowing for the expropriation of oil service companies that support certain oil and gas exploration activities in Venezuela. On May 8, 2009, the Venezuelan Ministry of Energy and Petroleum issued a Resolution acting pursuant to the new law listing the company’s Venezuelan subsidiary as an entity to be affected by the expropriation. On that same date, PDVSA took possession of 11 of the company’s vessels that were supporting PDVSA operations in the Lake Maracaibo region of Venezuela and had been bareboat chartered by the company’s Venezuelan operating subsidiary from other Tidewater companies. PDVSA also took possession of the company’s shore-based facility adjacent to Lake Maracaibo. All 11 of the vessels are now being operated exclusively by PDVSA. In addition, PDVSA is supplying all shore-based operational support to these vessels. PDVSA has occupied the Venezuelan subsidiary’s base adjacent to Lake Maracaibo but has not to date denied access to subsidiary personnel.

The new law requires the Venezuelan government to compensate the company for the assets that it expropriates by paying an amount equal to the book value of the assets less certain liabilities owed by the subsidiary to current and former employees and less an amount for any environmental liabilities from prior operations. No offer has been submitted by PDVSA to date. The company intends to engage PDVSA to discuss compensation and the resolution of the outstanding receivables for services provided to PDVSA that is discussed below. Although the net book value at March 31, 2009, of the 11 vessels seized and the company’s shore-based facility adjacent to Lake Maracaibo is approximately $2.8 million, the company’s estimate of the current fair market value of these assets and the related business as a going concern substantially exceeds this amount.

The company’s Venezuelan operating subsidiary operates six additional company-owned vessels outside the Lake Maracaibo area that have not been affected by the expropriation law. While only the base and 11 vessels have been seized to date, Venezuelan authorities may, under the provisions of the May 7, 2009 expropriation law, seek to take possession of these other company assets or of the Venezuelan subsidiary itself.

At March 31, 2009, the company had a net receivable from PDVSA of approximately $40 million (approximately $28 million at December 31, 2008). Cash receipts from PDVSA from January 1, 2009 through March 31, 2009 totaled $1.6 million, of which approximately 50% were paid in bolivars, as permitted by the terms of the underlying charter agreements. The March 31, 2009 net book value of vessels operating in Venezuela, including the 11 vessels operating on Lake Maracaibo, totaled approximately $7.0 million, with $3.2 million relating to vessels supporting PDVSA. The company’s estimate of the current fair market value of these assets and of the seized business as a going concern substantially exceeds this amount. At April 30, 2009, the company’s Venezuelan-based vessels totaled 15 vessels supporting PDVSA, including the 11 vessels operating on Lake Maracaibo, and two vessels supporting an offshore operation of another client.

The company’s contracts with PDVSA require payments in both bolivars (paid in Venezuela) and U.S. dollars (paid in the U.S.) based on a split agreed to between PDVSA and the company. The $40 million receivable balance at March 31, 2009 is comprised of approximately $24 million of bolivars and $16 million of U.S. dollars. Payment in bolivars from PDVSA of either bolivar-based receivables or U.S. dollar-based receivables could result in our accumulating a surplus of bolivars which would increase our exposure to devaluation risk.

Venezuela continues to operate under the exchange controls put in place in 2003 with the official Venezuelan bolivars exchange rate fixed at 2.15 bolivars to one U.S. dollar. The exact amount and timing of any future devaluation is uncertain.

The company had contracts with PDVSA for eleven vessels in the Lake Maracaibo region that, prior to the May 8, 2009, law enactment which the company believes cancels the contracts, would have run through May 2009. The company is also operating under a six month contract with PDVSA for four other vessels working off the eastern coast of Venezuela through June 2009. The company frequently communicates with PDVSA regarding the settlement of the outstanding receivables, as well as extensions of existing contracts. While the collection of the receivables is difficult and time consuming due to PDVSA policies and procedures, the company continues to work toward full collection of the amount due. The failure of PDVSA to make payments on outstanding receivables or a continued delay in making payments could have a material adverse effect on the company’s business, financial condition and results of operations.

Legal Proceedings.  Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In management’s opinion, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note 10 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Internal Investigation

For a full discussion on the company’s internal investigation on its Nigerian and selected other countries operations, refer to Item 1 of this report.

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2009 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)		Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	More Than 5 Years

Recorded contractual obligation:

Principal payments on long-term debt	$300,000	---	25,000	40,000	60,000	140,000	35,000
Interest payments on long-term debt	2,177	2,177	---	---	---	---	---
Uncertain tax positions (A)	44,420	29,898	1,404	8,134	2,128	2,191	665
	$346,597	32,075	26,404	48,134	62,128	142,191	35,665

Unrecorded contractual obligations:

Interest payments on long-term debt	48,784	10,880	12,405	10,970	8,692	3,686	2,151
Operating leases	9,108	4,294	2,776	1,409	527	61	41
Bareboat charter leases	42,149	6,924	6,924	6,924	6,924	6,907	7,546
Purchase obligations	3,972	3,972	---	---	---	---	---
Vessel construction obligations	599,564	326,998	128,120	132,724	11,722	---	---
Pension and postretirement obligations	89,449	14,794	6,469	6,975	7,418	8,157	45,636
	$793,026	367,862	156,694	159,002	35,283	18,811	55,374
Total obligations	$1,139,623	399,937	183,098	207,136	97,411	161,002	91,039

(A)	These amounts represent the liability for unrecognized tax benefits under FIN 48. Approximately $28.1 million of the liability is in litigation and is expected to be settled within the next 12 months.

Letters of Credit and Surety Bonds

In the normal course of business, the company executes letters of credit and surety bonds. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before expiration date should the company breach certain contractual and/or payment obligations. As of March 31, 2009, the company had $8.0 million of letters of credit and $25.5 million of surety bonds outstanding. If the beneficiaries called these letters of credit and surety bonds, the called amount would become an on-balance sheet liability, and our available liquidity would be reduced by the amount called. As of March 31, 2009, the company has not been required to make any collateral deposits with respect to these agreements.

Off-Balance Sheet Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $76.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market. Construction on these five vessels was completed at various times between March 2006 and March 2008, at which time the company sold the respective vessel and simultaneously entered into bareboat charter arrangements.

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the assets on its books and is expensing periodic lease payments. The company expensed approximately $7.0 million, $4.7 million, and $1.5 million on these bareboat charter arrangements during fiscal 2009, 2008 and 2007, respectively.

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

For more disclosure on the company’s sale-leaseback arrangement refer to Note 9 of Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Management suggests that the company’s Summary of Significant Accounting Policies, as described in Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The company believes the critical accounting policies that most impact the company’s consolidated financial statements are described below.

Revenue Recognition.  The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts at times include escalation clauses to recover increases in specific costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Marine vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the costs structure of the company’s contracts based on whether the contracts are spot or term for the operating costs are generally the same without regard to the length of a contract.

Receivables.  In the normal course of business, the company extends credit to its customers on a short-term basis. The company’s principal customers are major oil and natural gas exploration, development and production companies. Although credit risks associated with our customers are considered minimal, the company routinely reviews its accounts receivable balances and makes what it believes to be adequate provisions for doubtful accounts.

Goodwill.  The company tests goodwill impairment annually at a reporting unit level, as required, utilizing carrying amounts as of December 31. The company considers its reporting units to be its domestic and international operations. The estimated fair value of the reporting unit is determined by discounting the projected future operating cash flows for the remaining average useful life of the assets within the reporting units by the company’s estimated weighted average cost of capital. Impairment is deemed to exist if the implied fair value of the reporting unit goodwill is less than the respective book value of the reporting unit goodwill, and in such case, an impairment loss would be recognized equal to the difference. There are many assumptions and estimates underlying the determination of the fair value of each reporting unit, such as, future expected utilization and average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

The company performed its annual impairment test as of December 31, 2008, and the test determined there was no goodwill impairment. At March 31, 2009, the company’s goodwill balance represented 10.7% of total assets and 14.6% of stockholders’ equity. Interim testing will be performed if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include significant adverse industry or economic changes, significant business interruption due to political unrest or terrorism, unanticipated competition that has the potential to dramatically reduce the company’s earning potential, legal issues, or the loss of key personnel.

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

In addition to the periodic review of long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months. This review considers items such as the vessel’s age, length of time stacked and likelihood and cost of a return to active service. The company records an impairment charge when the carrying value of a vessel withdrawn from service or stacked vessel that is unlikely to return to service exceeds its estimated fair value. The company recorded $1.4 million impairment during fiscal 2009, which was included in gains on sales of assets. No impairment was recorded in fiscal 2008 or 2007.

Income Taxes.  The company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for tax and accounting purposes. The company is periodically audited by taxing authorities in the United States and by the respective tax agencies in the countries in which it operates internationally. The tax audits generally include questions regarding the calculation of taxable income. Audit adjustments affecting permanent differences could have an impact on the company’s effective tax rate.

The carrying value of the company’s net deferred tax assets is based on the company’s present belief that it is more likely than not that it will be able to generate sufficient future taxable income in certain tax jurisdictions to utilize such deferred tax assets, based on estimates and assumptions. If these estimates and related assumptions change in the future, the company may be required to record or adjust valuation allowances against its deferred tax assets resulting in additional income tax expense in the company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for changes to valuation allowances on a quarterly basis. While the company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the present need for a valuation allowance, in the event the company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would increase income in the period such determination was made. Should the company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

Accrued Property and Liability Losses.   The company self-insures a portion of potential hull damage and personal injury claims that may arise in the normal course of business. The company is exposed to insurance risks related to the company’s reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The company estimates the reinsurance recoverable amount it expects to receive and also estimates losses for claims that have occurred but have not been reported or not fully developed. The company also monitors its reinsurance recoverable balances regularly for possible reinsurance exposure and makes adequate provisions for doubtful reinsurance receivables. It is the company’s opinion that its accounts and reinsurance receivables have no impairment other than that for which provisions have been made.

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 1 of Notes to Consolidated Financial Statements included in Item 8 of this report.

Effects of Inflation

Day-to-day operating costs are generally affected by inflation. However, because the energy services industry requires specialized goods and services, general economic inflationary trends may not affect the company’s operating costs. The major impact on operating costs is the level of offshore exploration, development and production spending by energy exploration and production companies. As spending increases, prices of goods and services used by the energy industry and the energy services industry will increase. Future increases in vessel day rates may shield the company from the inflationary effects on operating costs.

Due to an increase in business activity resulting from strong global oil and gas fundamentals experienced in the past few years, the competitive market for experienced crew personnel has exerted upward pressure on wages, which has increased the company’s operating expenses. The company’s newer technically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially train fleet personnel than the company’s older smaller vessels. Competition for skilled crew may intensify, particularly in international markets, as new build vessels currently under construction enter the global fleet. If competition for personnel intensifies, the company’s crew costs will likely increase.

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide, which led to increased pricing for both repair work and new construction work at shipyards. Also, the price of steel increased dramatically due to increased worldwide demand for the metal. The price of steel is high by historical standards. Although prices moderated some since calendar year 2005, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. If the price of steel continues to rise, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately. However, the financial crisis and resulting global recession have dramatically reduced global demand for all commodities, including steel, which resulted in lower commodity prices. Steel market participants have already announced that they will reduce steel output during calendar year 2009, which, in turn, could stabilize the price of steel, although that will depend upon many factors that will ultimately relate to worldwide demand for the product.

Environmental Compliance

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

At March 31, 2009, the company had outstanding $300.0 million of senior unsecured notes that were issued on July 8, 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had an average remaining life of 3.85 years as of March 31, 2009. These notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at March 31, 2009 was estimated to be $289.4 million. Because the debt outstanding at March 31, 2009 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at March 31, 2009 of approximately $9.7 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at March 31, 2009 of approximately $10.1 million.

Borrowings on the company’s $300.0 million revolving credit facility bear interest at the company’s option, at the greater of prime or the federal funds rate plus 0.50% or Eurodollar rates plus margins ranging from 0.50 to 1.125% based on the company’s funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.10 to 0.25% based on the company’s funded debt to total capitalization ratio. The company’s revolving credit facility matures in May 2010.

The company had no outstanding interest rate swaps at March 31, 2009 and 2008.

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

The company had no spot contracts outstanding at March 31, 2009 and 2008.

The company had no forward contracts outstanding at March 31, 2009. At March 31, 2008 the company had one Singapore dollar and six Euro forward contracts outstanding. The Singapore dollar forward contract hedged the company’s foreign exchange exposure related to the final payment of a capital lease obligation, which totaled $12.0 million. The company was required, per the lease obligation, to make its remaining commitment, which totaled a U.S. dollar equivalent of approximately $11.3 million, in Singapore dollars. The six outstanding Euro forward, which totaled $2.5 million, hedged the company’s foreign exchange exposure related to the construction of two crewboats. The construction commitment totaled a U.S. dollar equivalent of approximately $3.4 million. The combined change in fair value of these seven forward contracts was approximately $0.2 million at March 31, 2008, and was recorded as an increase to earnings during fiscal 2008 because the forward contracts did not qualify as hedge instruments.

At March 31, 2007, the company had four forward contracts outstanding. The company was exposed to possible currency fluctuations related to the construction of two anchor handling towing supply vessels that were constructed at an Indonesian shipyard. The outstanding forward contracts totaled $8.5 million and hedged the company’s approximate $13.9 million U.S. dollar equivalent commitment to the Indonesian shipyard. The combined change in fair value of the four forward contracts was approximately $0.9 million at March 31, 2007, which was recorded as an increase to earnings during fiscal 2007 because the forward contracts did not qualify as hedge instruments.

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. The company generally does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. In addition, where possible, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams. Discussions related to the company’s Venezuelan operations are disclosed in the “Liquidity, Capital Resources and Other Matters”.

For additional disclosure on the company’s currency exchange risk, including a discussion on the company’s Venezuelan operations, refer to Note 10 of Notes to Consolidated Financial Statements included in Item 8 of this report. For additional disclosure on the company’s derivative financial instruments refer to Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

All matters required to be disclosed on Form 8-K during the company’s fiscal 2009 fourth quarter have been previously disclosed on Form 8-K filed with the Securities and Exchange Commission.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors of the company is incorporated by reference to the section entitled “Election of Directors” of the company’s definitive proxy statement that will be filed no later than 120 days after March 31, 2009.

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” from the proxy statement.

Executive Officers of the Registrant

Name	Age	Position

Dean E. Taylor	60

Chairman of the Board of Directors since 2003. Chief Executive Officer since March 2002. President since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Stephen W. Dick	59	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.
Quinn P. Fanning	45

Chief Financial Officer since September 30, 2008. Executive Vice President since July 2008. Prior to July 2008, Mr. Fanning was a Managing Director with Citigroup Global Markets Inc. In his 12 year investment banking career, Mr. Fanning generally focused on advisory services for the energy industry.

Jeffrey M. Platt	51	Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.
Joseph M. Bennett	53

Executive Vice President since June 2008. Chief Investor Relations Officer since 2005. Senior Vice President from 2005 to May 2008. Principal Accounting Officer from 2001 to May 2008. Vice President from 2001 to 2005. Controller from 1990 to 2005.

Bruce D. Lundstrom	45	Executive Vice President since August 2008. Senior Vice President from September 2007 to July 2008. General Counsel since September 24, 2007.

There are no family relationships between the directors or executive officers of the company. The company’s officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

Audit Committee Financial Expert

Information regarding the company’s Audit Committee and identification of the Audit Committee Financial Expert is incorporated by reference to the section entitled “Corporate Governance” from the proxy statement described in Item 10 of this report.

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

Equity Compensation Plan Information

The following table provides information as of March 31, 2009 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A) (C)
Equity compensation plans approved by shareholders	1,812,007	$43.10	168,992 (1)
Equity compensation plans not approved by shareholders	---	---	---
Balance at March 31, 2009	1,812,007 (2)	$43.10	168,992

(1)	As of March 31, 2009, all of such remaining shares are issuable as stock options or restricted stock or other stock-based awards under the company’s 2006 Stock Incentive Plan.
(2)	If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2009, these shares would represent 3.4% of the then total outstanding common shares of the company.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

A list of the consolidated financial statements of the company filed as a part of this report is set forth in Part II, Item 8 beginning on page F-1 of this report and is incorporated herein by reference.

(2)	Financial Statement Schedules

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this report which begins on page F-1. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

(3)	Exhibits

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

3.2

Tidewater Inc. Amended and Restated Bylaws dated November 13, 2008 (filed with the Commission as Exhibit 3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

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

10.4+

Tidewater Inc. 2001 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.5+	Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.6+

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

10.12+

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

10.14+

Directors Deferred Stock Units Plan effective December 13, 2006, (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-6311).

10.15+	2006 Stock Incentive Plan effective July 20, 2006, (filed as Exhibit 99.1 to the Form 8-K filed with the Commission on March 27, 2007, File No. 1-6311).

10.16+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.20 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.17+

Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.21 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.18+

Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Quinn P. Fanning dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.19*+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan applicable to 2009 grants.

10.20+

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

10.21+

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

10.22+

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

10.23+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-6311).

Other Plans

10.24+

Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003 (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.25+

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

10.28+

Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 17, 2005, (filed with the Commission as Exhibit 10.22 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.29+

Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective March 31, 2005, (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.30+

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

10.33+

Amended and Restated Tidewater Inc. Management Annual Incentive Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.33 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.34+

Amended and Restated Tidewater Inc. Executive Officer Annual Incentive Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.34 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, and 2009 File No. 1-6311).

10.35+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, and 2009 File No. 1-6311).

10.36+

Amendment to the Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.36 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1- 6311).

10.37+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.38+

Tidewater Inc. Amended and Restated International Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.39+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.40+

Amendment to the Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan dated December 10, 2008 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.41+

Amendment to the Amended and Restated Tidewater Inc. International Supplemental Executive Retirement Plan dated December 10, 2008 (filed with the Commission as Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.42*+	Amendment Number Two to the Tidewater International Supplemental Executive Retirement Plan, effective January 22, 2009.

10.43*+	Amendment Number One to the Tidewater Employees’ Supplemental Savings Plan, effective January 22, 2009.

10.44*+	Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009.

Other Compensation Arrangements

10.45*+	Summary of Compensation Arrangements with Directors

10.46*+	Summary of Fiscal 2009 and 2010 Executive Officers Base Salaries

10.47+	Severance Agreement between Tidewater Inc. and J. Keith Lousteau dated as of May 10, 2007 (filed with the Commission as Exhibit 10.1 on Form 8-K dated May 14, 2007, File No. 1-6311).

10.48+

Retirement Agreement between Tidewater Inc. and J. Keith Lousteau dated April 24, 2008 (filed with the Commission as Exhibit 10.47 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.49+

Consulting Agreement by and between Tidewater Inc. and J. Keith Lousteau entered into as of July 7, 2008 (filed with the Commission as Exhibit 10 the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-6311).

Change of Control Agreements

10.50+	Form of Change of Control Agreement for Executive Officers (filed with the Commission as Exhibit 10.1 on Form 8-K dated October 2, 2007, File No. 1-6311).

10.51+	Form of Change of Control Agreement for Other Officers (filed with the Commission as Exhibit 10.2 on Form 8-K dated October 2, 2007, File No. 1-6311).

10.52+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.53+

Amendment No.1 to Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.54+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Stephen Dick dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.55+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey Platt dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.56+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Joseph Bennett dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.5 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.57+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Bruce D. Lundstrom dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.6 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.58+

Change of Control Agreement between Tidewater Inc. and Quinn P. Fanning dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.7 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

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

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2009.

TIDEWATER INC.
(Registrant)

By:	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

By:	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 14, 2009.

/s/ Dean E. Taylor	/s/ William C. O’Malley
Dean E. Taylor	William C. O’Malley

/s/ Richard T. du Moulin	/s/ Richard A. Pattarozzi
Richard T. du Moulin	Richard A. Pattarozzi

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard	Jack E. Thompson

/s/ Jon C. Madonna	/s/ Nicholas J. Sutton
Jon C. Madonna	Nicholas J. Sutton

/s/ Miles J. Allison	/s/ James C. Day
Miles J. Allison	James C. Day

/s/ Cindy B. Taylor	/s/ Joseph H. Netherland
Cindy B. Taylor	Joseph H. Netherland

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2009 of the Company and our report dated May 14, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 14, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 14, 2009

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2009 and 2008

(In thousands, except share and par value data)

ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$250,793	270,205
Trade and other receivables, less allowance for doubtful accounts of $5,773 in 2009 and $5,319 in 2008	328,566	308,813
Marine operating supplies	48,727	46,369
Other current assets	6,365	5,208

Total current assets	634,451	630,595

Investments in, at equity, and advances to unconsolidated companies	37,221	27,433
Properties and equipment:
Vessels and related equipment	3,238,674	2,867,391
Other properties and equipment	81,689	82,357

	3,320,363	2,949,748
Less accumulated depreciation and amortization	1,307,038	1,270,710

Net properties and equipment	2,013,325	1,679,038
Goodwill	328,754	328,754
Other assets	60,053	85,960

Total assets	$3,073,804	2,751,780

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities on capitalized lease obligations	—	10,059
Accounts payable	104,663	93,147
Accrued expenses	58,020	54,497
Accrued property and liability losses	5,521	6,271
Other current liabilities	35,146	34,930
Total current liabilities	203,350	198,904
Long-term debt	300,000	300,000
Deferred income taxes	201,200	189,605
Accrued property and liability losses	8,035	12,530
Other liabilities and deferred credits	116,541	120,657

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 51,696,245 shares at March 31, 2009 and 52,318,806 shares at March 31, 2008	5,169	5,232
Other stockholders' equity	2,239,509	1,924,852
Total stockholders’ equity	2,244,678	1,930,084
Total liabilities and stockholders' equity	$3,073,804	2,751,780

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2009, 2008, and 2007

(In thousands, except share and per share data)	2009	2008	2007
Revenues:
Vessel revenues	$1,356,322	1,215,134	1,097,582
Other marine services revenues	34,513	55,037	27,678
	1,390,835	1,270,171	1,125,260
Costs and expenses:
Vessel operating costs	660,876	584,746	497,811
Costs of other marine revenues	29,282	47,423	24,119
Depreciation and amortization	126,231	120,837	116,184
General and administrative	136,228	126,589	98,728
Gain on sales of assets	(27,251)	(11,449)	(42,787)
	925,366	868,146	694,055
Operating income	465,469	402,025	431,205
Other income (expenses):
Foreign exchange gain (loss)	2,695	(891)	(1,543)
Equity in net earnings of unconsolidated companies	16,978	14,470	10,933
Interest income and other, net	7,066	16,957	19,897
Interest and other debt costs	(693)	(6,992)	(9,657)
	26,046	23,544	19,630
Earnings before income taxes	491,515	425,569	450,835
Income tax expense	84,617	76,806	94,189
Net earnings	$406,898	348,763	356,646

Basic earnings per common share	$7.92	6.43	6.38

Diluted earnings per common share	$7.89	6.39	6.31

Weighted average common shares outstanding	51,364,237	54,259,495	55,914,998
Incremental common shares from stock options	182,620	347,311	593,274
Adjusted weighted average common shares	51,546,857	54,606,806	56,508,272

Cash dividends declared per common share	$1.00	.60	.60

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

Years Ended March 31, 2009, 2008 and 2007

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Deferred compensation- restricted stock	Accumulated other comprehensive loss	Grantor Trust Stock Ownership Program (GSOP)	Total
Balance at March 31, 2006	$6,031	316,663	1,417,811	(18,288)	(16,641)	(46,455)	1,659,121
Adoption of SFAS 158	—	—	—	—	(1,118)	—	(1,118)
Net earnings	—	—	356,646	—	—	—	356,646
Other Comprehensive Income:
Unrealized gains/(losses) on available-for- sale securities	—	—	—	—	(386)	—	(386)
Changes in Supplemental
Executive Retirement Plan minimum liability	—	—	—	—	(1,398)	—	(1,398)
Changes in Pension Plan minimum liability	—	—	—	—	(65)	—	(65)
Changes in fair value of derivative instruments	—	—	—	—	(999)	—	(999)

Total Comprehensive income							353,798

Issuance of restricted stock	12	6,721	—	(6,733)	—	—	—
Stock option activity	(10)	14,578	—	—	—	19,895	34,463
Cash dividends declared	—	—	(33,889)	—	—	—	(33,889)
Issuance of common shares	—	819	—	—	—	608	1,427
Retirement of common stock	(281)	(131,454)	—	—	—	—	(131,735)
Amortization/cancellation of restricted stock	(4)	(1,902)	—	5,849	—	—	3,943
Balance at March 31, 2007	$5,748	205,425	1,740,568	(19,172)	(20,607)	(25,952)	1,886,010
Adoption of FIN 48	—	—	(23,637)	—	—	—	(23,637)
Net earnings	—	—	348,763	—	—	—	348,763
Other Comprehensive Income:
Unrealized gain/(losses) on available-for-sale securities	—	—	—	—	(144)	—	(144)
Changes in Supplemental
Executive Retirement Plan minimum liability	—	—	—	—	597	—	597
Changes in Pension Plan minimum liability	—	—	—	—	943	—	943
Changes in Other Benefit Plan minimum liability	—	—	—	—	443	—	443
Changes in fair value of derivative instruments	—	—	—	—	494	—	494

Total Comprehensive income							351,096

Issuance of restricted stock	10	5,860	—	(5,870)	—	—	—
Stock option activity	9	28,665	—	—	—	25,780	54,454
Cash dividends declared	—	—	(32,687)	—	—	—	(32,687)
Issuance of common shares	—	338	—			172	510
Retirement of common stock	(528)	(169,519)	(140,000)	—	—	—	(310,047)
Amortization/cancellation of restricted stock	(7)	(3,708)	—	8,100	—	—	4,385
Balance at March 31, 2008	$5,232	67,061	1,893,007	(16,942)	(18,274)	—	1,930,084
Net earnings	—	—	406,898	—	—	—	406,898
Other Comprehensive Income:
Unrealized gain/(losses) on available-for-sale securities	—	—	—	—	(3,758)	—	(3,758)
Changes in Supplemental
Executive Retirement Plan minimum liability	—	—	—	—	686	—	686
Changes in Pension Plan minimum liability	—	—	—	—	(1,342)	—	(1,342)
Changes in Other Benefit Plan minimum liability	—	—	—	—	2,975	—	2,975

Total Comprehensive income							405,459

Issuance of restricted stock	17	6,287	—	(6,304)	—	—	—
Stock option activity	17	9,110	—	—	—		9,127
Cash dividends declared	—	—	(51,521)	—	—	—	(51,521)
Retirement of common stock	(92)	—	(53,542)	—	—	—	(53,634)
Amortization/cancellation of restricted stock	(5)	(3,125)	—	8,293	—	—	5,163
Balance at March 31, 2009	$5,169	79,333	2,194,842	(14,953)	(19,713)	—	2,244,678

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2009, 2008 and 2007

(In thousands)	2009	2008	2007
Operating activities:
Net earnings	$406,898	348,763	356,646
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	126,231	120,837	116,184
Provision for deferred income taxes	12,889	6,680	7,030
Gain on sales of assets	(27,251)	(11,449)	(42,787)
Equity in earnings of unconsolidated companies, less dividends	(10,048)	(9,788)	(374)
Compensation expense – stock based	10,868	11,473	8,115
Excess tax liability (benefit) on stock options exercised	555	(3,721)	(7,135)
Changes in assets and liabilities:
Trade and other receivables	(14,222)	(22,012)	(38,335)
Marine operating supplies	(2,358)	(1,467)	(3,721)
Other current assets	(1,157)	825	(1,714)
Accounts payable	9,468	17,330	13,653
Accrued expenses	3,523	8,617	8,599
Accrued property and liability losses	(751)	149	(1,066)
Other current liabilities	2,733	17,824	8,196
Other, net	9,057	5,430	11,804
Net cash provided by operating activities	526,435	489,491	435,095
Investing activities:
Proceeds from sales of assets	39,360	82,021	74,422
Additions to properties and equipment	(473,675)	(354,022)	(235,182)
Repayments of advances to unconsolidated companies	—	—	9,496
Other	260	—	108
Net cash used in investing activities	(434,055)	(272,001)	(151,156)
Financing activities:
Principal payments on debt	—	—	(5,000)
Principal payments on capitalized lease obligations	(10,059)	(45,723)	(909)
Debt borrowings	—	—	5,000
Proceeds from issuance of common stock	3,977	43,645	23,156
Cash dividends	(51,521)	(32,687)	(33,889)
Excess tax (liability) benefits on stock options exercised	(555)	3,721	7,135
Stock repurchases	(53,634)	(310,047)	(131,735)
Net cash used in financing activities	(111,792)	(341,091)	(136,242)
Net change in cash and cash equivalents	(19,412)	(123,601)	147,697
Cash and cash equivalents at beginning of year	270,205	393,806	246,109
Cash and cash equivalents at end of year	$250,793	270,205	393,806

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,967	17,025	14,030
Income taxes	$59,977	56,084	78,144
Non-cash financing activities:
Capital leases	$—	33,876	22,815

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009, 2008, and 2007

(1)	Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Properties and Equipment

Properties and equipment are stated at cost. Depreciation for financial reporting purposes is computed primarily on the straight-line basis beginning with the date of construction, with salvage values of 5%-10% for marine equipment, using estimated useful lives of 15-25 years for marine equipment (from date of construction) and 3-30 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicate the original estimated useful life may no longer be appropriate. Depreciation and amortization expense for the years ended March 31, 2009, 2008 and 2007 was $126.2 million, $120.8 million and $116.2 million, respectively.

Used equipment is depreciated in accordance with the above policy; however, no life less than six years is used for marine equipment regardless of the date constructed.

Maintenance and repairs are expensed as incurred during the asset's original estimated useful life (its original depreciable life). Major repair costs incurred after the original estimated depreciable life that also have the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major modifications to equipment are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require drydocking inspection twice in each five year period, and the company schedules vessel drydockings when it is anticipated that the work can be performed.

The following is a summary of net properties and equipment at March 31, 2009 and 2008:

	2009		2008

	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
	(In thousands)		(In thousands)

Vessels in active service	342	$1,549,118	367	$1,375,194
Stacked vessels	61	18,436	53	14,103
Vessels withdrawn from service	11	1,340	20	2,788
Marine equipment under construction		403,253		243,205
Other property and equipment		41,178		43,748
Totals	414	$2,013,325	440	$1,679,038

The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant, and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical opportunities arise to use the vessels to provide marine services, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2009 and 2008 have an average age of 28.0 and 28.1 years, respectively.

Vessels withdrawn from service represent those vessels which management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics. Vessels withdrawn from service at March 31, 2009 and 2008 have an average age of 29.7 and 29.1 years, respectively.

All vessels are classified in the company’s consolidated balance sheets in Properties and Equipment. No vessels are classified as held for sale because no vessel meets the criteria of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Stacked vessels and vessels withdrawn from service are reviewed for impairment semiannually.

Goodwill

The company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires goodwill to be tested annually for impairment using a fair value-based approach and does not permit amortization of goodwill. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. Goodwill of $279.4 million and $49.4 million, respectively, is assigned to the International and United States reporting units. Although the assets and liabilities acquired in the acquisition of O. I. L., Ltd. were primarily assigned to the International reporting unit, a portion of the goodwill was allocated to the United States reporting unit following the acquisition based on the estimated increase in the fair value of that reporting unit. At March 31, 2009, the company’s goodwill represented 10.7% of total assets and 14.6% of stockholders’ equity. No impairment was recorded during fiscal 2009, 2008 and 2007.

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

The company performs a periodic impairment review of its stacked vessels and vessels withdrawn from service. This review is undertaken every six months, or more often if considered necessary, and considers items such as the vessel’s age, length of time stacked and likelihood of a return to service, among others. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel that is unlikely to return to service exceeds its estimated fair value. The company recorded $1.4 million impairment during fiscal 2009, which was included in gains on sales of assets. No impairment was recorded in fiscal 2008 or 2007.

Accrued Property and Liability Losses

The company’s insurance subsidiary establishes case-based reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to the company’s marine operations and are included as a component of costs of marine operations in the consolidated statements of earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the consolidated balance sheets into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

Pension and Other Postretirement Benefits

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires that the funded status of the company’s defined benefit pension and other postretirement benefit plans be fully recognized in the company’s statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. As permitted, the company’s adoption of SFAS No. 158 was in two phases. The company adopted the recognition provisions of SFAS No. 158 as of March 31, 2007 (phase one). The second phase of SFAS No. 158 requires measurement of plan assets and benefit obligations as of the date of the employer’s fiscal year end. The adoption of this provision for the fiscal year ended March 31, 2009 did not have a material impact on the company’s results of operations or financial position. Refer to Note 5 to the Consolidated Financial Statements for a further discussion on pensions and other postretirement benefits.

Income Taxes

Income taxes are accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the company considers those earnings to be permanently invested abroad. Effective April 1, 2007, the company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 which clarifies the accounting and reporting for uncertainties in income tax law. In accordance with FIN 48, the company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Upon adoption of FIN 48, the company recorded an $18.9 million tax liability, including penalties and interest, a reduction in equity method investments of $5.4 million, including penalties and interest, and a corresponding reduction in stockholders’ equity during fiscal 2008.

Revenue Recognition

The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts at times include escalation clauses to recover specific additional costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the cost structure of the company’s contracts based on whether the contracts are spot or term for the operating costs are generally the same without regard to the length of a contract.

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

Stock-Based Compensation

The company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R) effective April 1, 2006. This standard requires expensing of stock options and other share-based payments and supersedes SFAS No. 123, “Accounting for Stock-Based Compensation” and Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under APB Opinion No. 25 and instead requires that such transactions be accounted for using a fair-value-based method. In addition, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 107, which provides supplemental implementation guidance for SFAS 123R.

The company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards under SFAS 123R. The company used the modified prospective transition method and, accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Effective in fiscal 2007, the modified prospective transition method required that stock-based compensation expense be recorded for all new and unvested stock options and restricted stock grants that are ultimately expected to vest as the requisite service is rendered.

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

Fair Value Measurements

On April 1, 2008, the company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), for financial assets and liabilities that are measured and reported at fair value on a recurring basis. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that minimizes the use of unobservable inputs by requiring the use of observable market data when available. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

Level 1:    Quoted market prices in active markets for identical assets or liabilities

Level 2:    Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:    Unobservable inputs that are not corroborated by market data

The adoption of SFAS No. 157 had no impact on the company’s financial position, results of operations or cash flows for the fiscal year ended March 31, 2009.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles ” (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. The effective date of SFAS No. 162 is November 15, 2008. The adoption of SFAS No. 162 did not change the company’s current practice nor did it have an effect on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment to FASB Statement No. 133” (SFAS No. 161), which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit risk related to contingent features in derivative agreements. The company adopted the provisions of SFAS No. 161 effective January 1, 2009. As a result of the company’s limited use of derivatives, the disclosures required by SFAS No. 161 are not considered material and the adoption of this standard did not have a material impact on the company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS No. 160) which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The company adopted the provisions of SFAS No. 160 effective April 1, 2009, and it did not have a material impact on the company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to choose to measure certain financial assets and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS

No. 159 became effective for us on January 1, 2008. The company did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not the company will elect the option for any eligible financial instruments it acquires in the future.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. The company adopted the provisions of SFAS No. 141R effective April 1, 2009, and it did not have a material impact on the company’s results of operations or financial position.

(2)	Investment in Unconsolidated Companies

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint-venture companies at March 31, 2009 and 2008 were $37.2 million and $27.4 million, respectively, which primarily represents the activities of Sonatide Marine Ltd., a 49%-owned joint venture company located in Luanda, Angola.

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

(3)	Income Taxes

Earnings before income taxes derived from United States and international operations for the years ended March 31 are as follows:

(In thousands)		2009	2008	2007
United States		$30,069	12,149	115,606
International		461,446	413,420	335,229
		$491,515	425,569	450,835

Income tax expense (benefit) for the years ended March 31 consists of the following:
	U.S.
(In thousands)	Federal	State	International	Total

2009
Current	$5,919	127	65,682	71,728
Deferred	13,044	—	(155)	12,889
	$18,963	127	65,527	84,617

2008
Current	$7,640	243	62,243	70,126
Deferred	7,405	—	(725)	6,680
	$15,045	243	61,518	76,806

2007
Current	$43,861	2,463	40,835	87,159
Deferred	8,604	—	(1,574)	7,030
	$52,465	2,463	39,261	94,189

Included in other current liabilities at March 31, 2009 and 2008 are income taxes payable of $24.8 million and $22.1 million, respectively.

The actual income tax expense for the years ended March 31, 2009, 2008, and 2007 differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following:

(In thousands)	2009	2008	2007
Computed “expected” tax expense	$172,030	148,949	157,792
Increase (reduction) resulting from:
Foreign income taxed at different rates	(89,803)	(74,641)	(61,813)
Foreign tax credits not previously recognized	(155)	(725)	(1,574)
Current foreign earnings not subject to taxation	(540)	(197)	(1,341)
Expenses which are not deductible for tax purposes	421	479	90
State taxes	83	158	1,601
Other, net	2,581	2,783	(566)

	$84,617	76,806	94,189

The company is not liable for U.S. taxes on future undistributed earnings of most of its non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad because the company adopted the provisions of the American Jobs Creation Act of 2004 (the Act) effective April 1, 2005. All previously recorded deferred tax assets and liabilities related to temporary differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings were anticipated to be indefinitely reinvested abroad were reversed in March 2005. The company’s fiscal 2009, 2008 and 2007 effective tax rate was 17.22%, 18.05% and 20.9%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Deferred tax assets:
Financial provisions not deducted for tax purposes	$27,462	25,775
Tax credit carryforwards	1,816	9,713
Other	558	610

Gross deferred tax assets	29,836	36,098
Less valuation allowance	—	—

Net deferred tax assets	29,836	36,098

Deferred tax liabilities:
Depreciation and amortization	(200,856)	(188,967)
Other	(344)	(638)

Gross deferred tax liabilities	(201,200)	(189,605)

Net deferred tax liabilities	$(171,364)	(153,507)

The company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The differences relate primarily to undistributed earnings and stock basis differences. Though the company does not anticipate repatriation of funds, a current U.S. tax liability would be recognized when the company receives those foreign funds in a taxable manner such as through receipt of dividends or sale of investments. As of March 31, 2009, the total amount for which U.S. deferred taxes have not been recognized is approximately $1.2 billion. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which would become available as a result of a transaction.

As of March 31, 2009, the company has foreign tax credit carry-forwards approximating $1.8 million that expire in 2018.

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

The implementation of FIN 48 resulted in the company recording an additional $18.9 million of tax liabilities, including penalty and interest of $3.8 million, a reduction to equity method investments of $5.4 million, including penalties and interest of $2.6 million, and a corresponding decrease to stockholders’ equity of $24.3 million during the first quarter of fiscal 2008. The company’s balance sheet at March 31, 2007 reflects $13.1 million of tax liabilities for uncertain tax positions. The liabilities are attributable to the IRS disallowance of all claimed deductions from taxable income related to the company’s Foreign Sales Corporation and the Extraterritorial Income Exclusion for fiscal years 1999 through 2007, a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $12.8 million of unrecognized tax benefits related to a state tax issue, including interest of $1.1 million. The unrecognized tax benefits would affect the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at April 1, 2007	$41,156
Additions based on tax positions related to the current year	2,659
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlement and lapse of statute of limitations	(341)

Balance at March 31, 2008	$43,474
Additions based on tax positions related to the current year	2,060
Reductions for tax positions of prior years	(254)
Settlement and lapse of statute of limitations	(405)

Balance at March 31, 2009	$44,875

In January 2008, the U.S. District Court for the Eastern District of Louisiana issued its final ruling in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. In March of 2008, the IRS appealed the verdict to the Fifth Circuit Court of Appeals, which in April of 2009, affirmed the District Court’s judgment. The IRS has 90 days within which to file a petition for review with the United States Supreme Court. Although the ultimate settlement of the liability is unpredictable, it is reasonably possible that this uncertainty will be resolved within the next twelve months. If this uncertainty is ultimately resolved in the company’s favor, the company anticipates reversing its liability recorded for this issue, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000. As of March 31, 2009, the amount of the potential reversal, including interest, is approximately $32.5 million.

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

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2009, 2008 and 2007 totaled approximately $1.7 million, $5.8 million and $7.1 million, respectively.

(4)	Debt

Revolving Credit Agreement

In May 2005, the company amended its August 2003 facility to a $300.0 million revolving credit facility maturing May 2010. Borrowings on the facility bear interest at the company’s option, at the greater of prime or the federal funds rate plus 0.50% or Eurodollar rates plus margins ranging from 0.50 to 1.125% based on the company’s funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.10 to 0.25% based on the company’s funded debt to total capitalization ratio.

Financial covenants include maintenance of (a) a ratio of funded debt to total capitalization of not more than 0.55 to 1.00 and (b) a ratio of (1) EBITDA (earnings before interest, taxes, depreciation and amortization) less taxes paid to (2) interest expense of not less than 3 to 1 as of the end of each fiscal quarter.

The revolving credit facility provides, among other things, for the issuance of letters of credit that the company may utilize to guarantee performance under some of our operating contracts, as well as insurance, tax and other obligations in various jurisdictions. The facility also provides for customary fees and expense reimbursements and includes other covenants (including limitations on the incurrence of debt, mergers and other fundamental changes, limits on the company’s ability to encumber its assets for the benefit of others and asset sales) and events of default (including a change of control) that are customary for similar facilities.

There were no borrowings outstanding under the revolving credit agreement at March 31, 2009 and 2008.

Senior Debt Notes

At March 31, 2009 and 2008, the company had $300.0 million of debt outstanding which represents senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had an average remaining life of 3.85 years as of March 31, 2009. These notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The terms of the notes limit the amount of company debt, and the company’s debt to total capitalization ratio cannot exceed 55%. The fair value of this debt at March 31, 2009 and 2008 was estimated to be $289.4 million and $293.7 million, respectively.

Scheduled principal payments of senior notes as of March 31, 2009 are as follows:

Year ending March 31,	(In thousands) Principal Payments
2010	$—
2011	25,000
2012	40,000
2013	60,000
2014	140,000
Thereafter	35,000

Total	$300,000

Capitalized Lease Obligations

The company had no outstanding capitalized lease obligations as of March 31, 2009. Leased equipment, before accumulated depreciation of $0.5 million, included in properties and equipment in the accompanying consolidated balance sheets at March 31, 2008 was approximately $10.9 million, which was paid during fiscal 2009.

Debt Costs

Interest and debt costs incurred, net of interest capitalized, for fiscal 2009, 2008 and 2007 was approximately $0.7 million, $7.0 million, and $9.7 million, respectively. Interest costs capitalized during fiscal 2009, 2008 and 2007 was approximately $13.8 million, $10.5 million, and $4.8 million, respectively.

(5)	Employee Retirement Plans

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the first 6% of eligible compensation deferred by the employee. The plan held 263,458 shares and 261,977 shares of the company’s common stock at March 31, 2009 and 2008, respectively. Amounts charged to expense for the plan for 2009, 2008 and 2007 were $1.9 million, $2.0 million and $1.6 million, respectively.

A defined benefit pension plan covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. Approximately 60% of the pension plan assets are invested in fixed income securities with the balance invested in equity securities and cash and cash equivalents. The plan does not invest in Tidewater stock. The company’s policy is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The company contributed $4.4 million and $1.7 million to the defined benefit pension trust during fiscal 2009 and 2008, respectively, and expects to contribute $0.9 million to the plan during fiscal 2010. Certain benefits programs are maintained in several other countries that provide retirement income for covered employees.

The company also has a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, which consists of a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Included in other assets at March 31, 2009 and 2008, is $12.4 million and $18.6 million, respectively, of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The company’s obligation under the supplemental plan, which is included in other liabilities and deferred credits on the consolidated balance sheet, amounted to $27.7 million and $26.0 million, respectively, at March 31, 2009 and 2008. The company did not contribute to the supplemental trust during fiscal 2009; but, contributed $2.8 million during fiscal 2008. No decision has been made as to any funding to be completed during fiscal 2010. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan.

The supplemental plan was amended in December 2008 to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants currently receiving monthly benefit payments will receive lump sum distributions in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 is currently estimated to be $9.1 million. A settlement loss, which is currently estimated to be $3.5 million, will be recorded at the time of the distribution. The carrying value of the trust assets at March 31, 2009 is after the effect of $3.4 million of after-tax unrealized losses ($5.3 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

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

Changes in plan assets and obligations during the years ended March 31, 2009 and 2008 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2009 and 2008 were as follows:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$ 75,363	73,833	33,507	32,561
Service cost	1,061	1,186	1,124	1,367
Interest cost	4,598	4,207	2,056	1,831
Participant contributions	—	—	411	435
Plan amendments	—	—	2,010	—
Benefits paid	(3,820)	(2,981)	(1,097)	(1,175)
Actuarial (gain) loss	(3,180)	(882)	(7,498)	(1,512)

Benefit obligation at end of year	$ 74,022	75,363	30,513	33,507

Change in plan assets
Fair value of plan assets at beginning of year	$ 42,909	41,270	—	—
Actual return	(3,600)	1,982	—	—
Employer contributions	5,669	2,639	686	740
Participant contributions	—	—	411	435
Benefits paid	(3,820)	(2,981)	(1,097)	(1,175)

Fair value of plan assets at end of year	$ 41,158	42,910	—	—

Reconciliation of funded status
Fair value of plan assets	$ 41,158	42,910	—	—
Benefit obligation	74,022	75,363	30,513	33,507

Unfunded status	$ (32,864)	(32,453)	(30,513)	(33,507)

Net amount recognized in the balance sheet consists of:
Current liabilities	$ (9,687)	(1,047)	(1,973)	(1,575)
Noncurrent liabilities	(23,177)	(31,406)	(28,540)	31,932)

Net amount recognized	$ (32,864)	(32,453)	(30,513)	(33,507)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2009	2008
Projected benefit obligation	$74,022	75,363
Accumulated benefit obligation	69,884	69,911

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the U.S. defined benefit pension plan and supplemental plan):

(In thousands)	2009	2008
Projected benefit obligation	$74,022	75,363
Accumulated benefit obligation	69,884	69,911
Fair value of plan assets	41,158	42,910

Net periodic pension cost for the U.S. defined benefit pension plan and the supplemental plan for 2009, 2008 and 2007 include the following components:

(In thousands)	2009	2008	2007
Service cost	$1,061	1,186	929
Interest cost	4,598	4,207	3,671
Expected return on plan assets	(2,540)	(2,551)	(2,510)
Amortization of prior service cost	13	24	60
Recognized actuarial loss	1,598	1,953	1,321

Net periodic pension cost	$4,730	4,819	3,471

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the U.S. Pension plan and the supplemental plan for 2009 and 2008 include the following components:

(In thousands)	2009	2008
Net loss (gain) arising during the period	$2,619	(392)
Amortization of prior service (cost) credit	(13)	(24)
Amortization of net gain (loss)	(1,598)	(1,953)

Total	1,008	(2,369)

Net periodic postretirement health care and life insurance costs for 2009, 2008 and 2007 include the following components:

(In thousands)	2009	2008	2007
Service cost	$1,124	1,367	1,292
Interest cost	2,056	1,831	1,653
Amortization of prior service cost	(1,985)	(2,187)	(2,200)
Recognized actuarial loss	1,074	1,357	1,546

Net periodic postretirement benefit cost	$2,269	2,368	2,291

Other changes in plan assets and benefit obligations recognized in other comprehensive income for fiscal 2009 and 2008 include the following components:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Change in benefit obligation
Transition obligation (asset)	$—	—	—	—
Prior service cost (credit)	—	—	2,010	—
Net loss (gain)	2,619	(392)	(7,498)	(1,512)
Amortization of transition obligation (asset)	—	—	—	—
Amortization of prior service cost	(13)	(24)	1,985	2,187
Amortization of net gain (loss)	(1,598)	(1,953)	(1,074)	(1,357)

Total recognized in other comprehensive income	$1,008	(2,369)	(4,577)	(682)

Amounts recognized as a component of accumulated other comprehensive loss as of March 31, 2009 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss (benefit)	$18,612	6,928
Unrecognized prior service cost	68	(16,839)

Pre-tax amount included in accumulated other comprehensive loss	$18,680	(9,911)

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$1,507	422
Unrecognized prior service cost (benefit)	38	(2,006)

Assumptions used to determine net benefit obligations for the fiscal years ended March 31 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	7.25%	6.25%	7.25%	6.25%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31 were as follows:

	Pension Benefits				Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.25%	5.75%	5.50%	6.25%	5.75%	5.50%
Expected long-term rate of return on assets	6.00%	6.25%	6.25%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

The following table provides the target and actual asset allocations for the U.S. defined benefits pension plan:

	Target	Actual as of 2009	Actual as of 2008
Equity securities	15%	9%	13%
Debt securities	80%	61%	66%
Other, primarily cash	5%	30%	21%

Total	100%	100%	100%

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligation at March 31, 2009, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2010	$12,821	1,973
2011	4,347	2,122
2012	4,670	2,305
2013	5,025	2,393
2014	5,581	2,576
2015 – 2019	30,707	14,929

Total 10-year estimated future benefit payments	$63,151	26,298

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at March 31, 2009 was 10% for pre-65 medical and prescription drug coverage and 7% for post-65 medical coverage; gradually declining to 4.5% in the year 2029. The assumed health care cost trend rate used in measuring the net periodic postretirement benefit cost for the year ended March 31, 2009 was 10% for pre-65 medical and prescription drug coverage and 7% for post-65 medical coverage; gradually declining to 4.5% in the year 2029. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $3.5 million at March 31, 2009 and increase the total of service and interest cost for the year ended March 31, 2009 by $0.5 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $3.0 million at March 31, 2009 and decrease the total of service and interest cost for the year ended March 31, 2009 by $0.4 million.

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. This plan is noncontributory by the employee, but the company has contributed in cash 3% of an eligible employee’s compensation to an employee benefit trust. The cost of the plan for fiscal 2009, 2008 and 2007 was $1.8 million, $2.2 million and $1.7 million, respectively. Forfeitures totaling approximately $0.1 million, $0.1 million and $0.2 million reduced the costs of the plan for fiscal 2009, 2008 and 2007, respectively.

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

(6)	Other Assets, Accounts Payable, Accrued Expenses, Other Current Liabilities, Other Liabilities and Deferred Credits

A summary of other assets at March 31 follows:

(In thousands)	2009	2008
Recoverable insurance losses	$8,035	12,530
Deferred income tax assets	29,836	36,098
Other	22,182	37,332

	$60,053	85,960

A summary of accounts payable at March 31 follows:

(In thousands)	2009	2008
Trade payables	$51,530	51,819
Payroll and related payables	36,769	25,609
Commissions payable	16,364	15,719

	$104,663	93,147

A summary of accrued expenses at March 31 follows:

(In thousands)	2009	2008
Accrued vessel major repairs and maintenance costs	$4,755	8,025
Other accrued vessel expenses	31,169	29,744
Accrued fuel expense	9,571	7,651
Incentive plans	9,892	6,273
Accrued interest expense	2,177	2,177
Other accrued expenses	456	627

	$58,020	54,497

A summary of other current liabilities at March 31 follows:

(In thousands)	2009	2008
Income tax payables	$24,679	22,079
Deferred credits - current	10,467	12,851

	$35,146	34,930

A summary of other liabilities and deferred credits at March 31 follows:

(In thousands)	2009	2008
Postretirement benefits liability	$28,540	31,932
Pension liability	37,497	36,553
Deferred vessel revenues	430	483
Income taxes	35,474	33,851
Other	14,600	17,838

	$116,541	120,657

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

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has the authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2009, 1,980,999 shares of common stock are reserved for issuance under the plans of which 168,992 shares are available for future grants. Under the terms of the plans, stock options are granted with an exercise price equal to the stock’s closing fair market value on the date of grant.

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

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. The fair value and assumptions used during fiscal 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Weighted average fair value of stock options granted	$10.42	$18.11	$21.14
Risk-free interest rate	2.20%	2.64%	4.52%
Expected dividend yield	2.90%	1.05%	1.04%
Expected stock price volatility	39.88%	33.39%	35.40%
Expected stock option life	5.5 years	5.5 years	5.5 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2009, 2008 and 2007:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2006	$ 38.57	3,662,875
Granted	57.65	119,248
Exercised	35.71	(1,102,951)
Expired or cancelled/forfeited	57.34	(216,501)

Outstanding at March 31, 2007	39.13	2,462,671
Granted	57.14	293,241
Exercised	35.62	(1,297,483)
Expired or cancelled/forfeited	59.95	(20,666)

Outstanding at March 31, 2008	45.67	1,437,763
Granted	35.06	545,417
Exercised	38.87	(169,506)
Expired or cancelled/forfeited	55.76	(1,667)

Outstanding at March 31, 2009	$ 43.10	1,812,007

The intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $4.6 million, $39.2 million and $19.9 million, respectively. There were 230,493, 229,664 and 135,349 stock options that vested during fiscal 2009, 2008 and 2007, respectively.

Information regarding the 1,812,007 options outstanding at March 31, 2009 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2009	$25.84 -$33.83	$35.29 -$44.00	$55.76 -$65.69

Options outstanding	813,182	255,161	743,664
Weighted average exercise price	$31.82	$39.60	$56.64
Weighted average remaining contractual life	7.7 years	3.6 years	8.0 years
Options exercisable	292,417	255,161	548,003
Weighted average exercise price of options exercisable	$28.23	$39.60	$56.42
Weighted average remaining contractual life of exercisable shares	3.7 years	3.6 years	7.6 years

The aggregate intrinsic value of the options outstanding at March 31, 2009 was $4.4 million. The aggregate intrinsic value of options exercisable at March 31, 2009 was $2.6 million.

At March 31, 2009, 2008, and 2007, the number of options exercisable under the stock option plans was 1,095,581, 1,036,261 and 2,106,579, respectively; and the weighted average exercise price of those options was $44.98, $41.44 and $36.21, respectively.

The compensation expense related to stock-options was $3.1 million, $4.7 million and $3.1 million during fiscal 2009, 2008 and 2007, respectively, in accordance with SFAS 123R, which had the effect of reducing basic and diluted earnings per share by $0.05, $0.07 and $0.04, respectively. No stock-option compensation costs were capitalized as part of the cost of an asset during fiscal 2009, 2008 and 2007.

As of March 31, 2009, total unrecognized stock-option compensation costs amounted to $8.4 million or $6.7 million net of tax. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of their termination date.

Restricted Stock

The company has granted restricted shares to key employees, including officers, under the company’s Employee Restricted Stock Plan and the 2006, 2001 and 1997 Stock Incentive Plans. These plans provide for the granting of restricted stock and/or performance awards to officers and key employees. The company awards both time-based shares and performance-based shares of restricted stock. The restrictions on the time-based restricted stock lapse generally over a four year period and requires no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock lapse at the end of a four year period, which lapsing can be accelerated if the company meets specific annual targets. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote and receive dividends on the restricted shares.

The Employee Restricted Stock Plan is the only equity compensation plan that was not required to be and has not been approved by shareholders as the plan relates to only non-officers and non-directors of the company. The 2006, 2001 and 1997 Stock Incentive Plans have been approved by shareholders.

A total of 918,266 shares of restricted common stock of the company were granted to certain key employees during fiscal years 2004 through 2009 from the company’s Employee Restricted Stock Plan and the 2006, 2001 and 1997 Stock Incentive Plans. The fair market value of the stock at the time of the grants totaled approximately $41.6 million and was classified in stockholders’ equity as deferred compensation – restricted stock. The deferred amount is being amortized by equal monthly charges to earnings over the respective four-year vesting periods.

The following table sets forth a summary of restricted stock activity of the company for fiscal 2009, 2008 and 2007:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2006	$ 45.58	137,571	320,550
Granted	57.65	1,078	115,900
Vested	34.10	(30,238)	(39,863)
Cancelled/forfeited	40.99	(12,316)	(10,600)

Non-vested balance at March 31, 2007	50.38	96,095	385,987
Granted	58.32	—	100,652
Vested	45.47	(59,177)	(76,241)
Cancelled/forfeited	53.30	(5,450)	(25,620)

Non-vested balance at March 31, 2008	53.67	31,468	384,778
Granted	34.89	112,248	62,767
Vested	48.96	(13,527)	(153,274)
Cancelled/forfeited	54.23	(4,436)	(1,500)

Non-vested balance at March 31, 2009	$ 47.69	125,753	292,771

The total grant date fair value of restricted stock vested during fiscal 2009, 2008 and 2007 was $8.2 million, $6.2 million and $2.4 million, respectively. Also, restrictions on approximately 41,572 time-

based shares and 117,489 performance-based shares outstanding at March 31, 2009 would lapse during fiscal 2010 should performance-based targets be achieved.

The compensation expense related to restricted stock totaled $7.8 million, $7.1 million and $5.0 million during fiscal 2009, 2008 and 2007, respectively. No restricted stock compensation costs were capitalized as part of the cost of an asset. As of March 31, 2009, total unrecognized restricted stock compensation costs amounted to $15.0 million, or $12.4 million net of tax. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2009.

Phantom Stock Plan

The Compensation Committee of the Board of Directors approved the creation of the Phantom Stock Plan in September 2006 to provide additional incentive compensation to certain key employees who are not officers of the company. The plan awards stock units to participants who have the right to receive the value of a share of common stock in cash from the company. Participants have no voting or other rights as a shareholder with respect to any common stock as a result of participation in the phantom stock plan. The phantom shares generally have a three or four-year vesting period from the grant date of the award provided the employee remains employed by the company during the vesting period. Participants receive dividend equivalents at the same rate as dividends on the company’s common stock.

The following table sets forth a summary of phantom stock activity of the company for fiscal 2009, 2008 and 2007:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2006	$55.76	1,304	—
Granted	58.58	4,141	41,600
Vested	—	—	—
Cancelled/forfeited	—	—	—

Non-vested balance at March 31, 2007	58.50	5,445	41,600
Granted	56.77	25,904	40,847
Vested	55.76	(652)	—
Cancelled/forfeited	58.58	—	(4,500)

Non-vested balance at March 31, 2008	57.45	30,697	77,947
Granted	34.48	118,629	3,500
Vested	47.42	(13,493)	(9,622)
Cancelled/forfeited	57.23	(3,906)	(1,500)

Non-vested balance at March 31, 2009	$44.73	131,927	70,325

The total grant date fair value of phantom stock vested during fiscal 2009, 2008 and 2007 was $1.1 million, $36,356 and $0, respectively. Also, restrictions on 37,559 time-based shares and 19,875 performance-based shares outstanding at March 31, 2009 would lapse during fiscal 2010 should performance-based targets be achieved. The fair value of the non-vested phantom shares at March 31, 2009 is $37.13 per unit.

The compensation expense related to the Phantom Stock Plan was $1.4 million, $0.7 million and $18,906 during fiscal 2009, 2008 and 2007, respectively. No phantom stock compensation costs were capitalized as part of the cost of an asset. As of March 31, 2009, total unrecognized restricted stock compensation costs amounted to $7.4 million, or $6.1 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Non-Employee Board of Directors Deferred Stock Unit Plan

The company began providing a Deferred Stock Unit Plan to its non-employee Board of Directors during fiscal 2007. The plan provides that each non-employee director is granted a number of stock units having an aggregate value of $100,000 on the date of grant. Dividend equivalents are paid on the stock units at the same rate as dividends on the company’s common stock and are re-invested as additional stock units based upon the fair market value of a share of company common stock on the date of payment of the dividend. A stock unit represents the right to receive from the company the equivalent value of one share of company’s common stock in cash. Payment of the value of the stock unit shall be made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company. The participant can elect to receive five annual installments or a lump sum.

The following table sets forth a summary of deferred stock unit activity of the company for fiscal 2009, 2008 and 2007:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at March 31, 2006	$—	—
Granted	58.58	15,755

Balance at March 31, 2007	58.58	15,755
Dividend equivalents reinvested	56.34	141
Retirement distribution	61.62	(4,170)
Granted	56.02	16,621

Balance at March 31, 2008	56.50	28,347
Dividend equivalents reinvested	44.88	636
Granted	37.13	27,966

Balance at March 31, 2009	$46.90	56,949

Deferred stock units are fully vested at the time of grant. The company expensed $0.6 million, $1.0 million and $0.9 million for the years ended March 31, 2009, 2008 and 2007 related to the deferred stock units plan which is reflected in general and administrative expenses. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

(8)	Stockholders’ Equity

The company has 125 million shares of $0.10 par value common stock authorized. At March 31, 2009 and 2008, 51,696,245 shares and 52,318,806 shares, respectively, were issued. At March 31, 2009 and 2008, 3,000,000 shares of no par value preferred stock were authorized and unissued.

Dividend Program

In May 2008, the company’s Board of Directors authorized the increase of the company’s quarterly dividend from $0.15 per share to $0.25 per share, a 67% increase. The declaration of dividends is at the discretion of the company’s Board of Directors.

The Board of Directors declared dividends of $51.5 million, $32.7 million and $33.9 million, or $1.00, $0.60 and $0.60 per share, respectively, for the year ended March 31, 2009, 2008 and 2007, respectively.

Common Stock Repurchases

In July 2008, the company’s Board of Directors authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2009, unless extended by the Board of Directors. During fiscal 2009, $53.6 million was used to repurchase shares of the company’s stock; however, no amounts were expended under the most recent share repurchase authorization during the year ended March 31, 2009. At March 31, 2009, $200.0 million was available to repurchase shares of the company’s common stock pursuant to the July 2008 authorized stock repurchase program. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

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

On January 29, 1999, the company sold at market value 5,000,000 shares (the "acquired shares") of common stock to the trust for $107,187,500, or $21.4375 per share. In payment for the acquired shares, the trust paid $500,000 in cash and issued a promissory note payable to the company for the remaining balance. Acquired shares will be released to satisfy the company's obligations to pay benefits under company benefit plans as the promissory note is paid down or forgiven. As of March 31, 2008, all shares in the trust were used to satisfy the company’s benefit obligations and accordingly, the trust was dissolved.

For financial reporting purposes the trust is consolidated with the company. Any dividend transactions between the company and the trust are eliminated. Acquired shares held by the trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the company's consolidated financial statements. The difference between the trust share value and the fair market value on the date shares are released from the trust is included in additional paid-in capital. Common stock held in the trust is not considered outstanding in the computation of earnings per share. The trustee will vote or tender shares held by the trust in accordance with the confidential instructions of participants in the company's stock option plans and 401(k) plan.

Accumulated Other Comprehensive Income

A summary of accumulated other comprehensive income and related tax effect at March 31 follows:

(In thousands)	2009	2008
Currency translation adjustments	$10,578	10,578
Unrealized gains on available-for-sale securities, net of tax of $2,024 in 2009 and $77 in 2008	3,435	(323)
Benefit plans minimum liabilities, net of tax of $1,249 in 2009 and $1,068 in 2008	5,700	8,019

	$19,713	18,274

Deferred Compensation – Restricted Stock

Refer to Note 7 to Notes to Consolidated Financial Statements for a discussion on the company’s Restricted Stock Plan.

(9)	Sale/Leaseback Arrangements

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $76.5 million and simultaneously enter into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market.

In March 2006, the company sold one of its newly-built vessels under the sale/leaseback agreement for $12.0 million and simultaneously entered into a bareboat charter arrangement with BOAL&C. The company sold a second vessel under this agreement during fiscal 2007 for $12.0 million and simultaneously entered into a bareboat charter arrangement. During fiscal 2008, the company sold the remaining three vessels under this agreement for $17.0 million, $17.5 million and $18.0 million, respectively, and simultaneously entered into a bareboat charter arrangements.

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the assets on its books and is expensing periodic lease payments. The company expensed approximately $7.0 million, $4.7 million, and $1.5 million on these bareboat charter arrangements during fiscal 2009, 2008 and 2007, respectively.

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

Future minimum lease payments as of March 31, 2009 under the operating leases are as follows:

Year ending March 31,	(In Thousands)
2010	$6,924
2011	6,924
2012	6,924
2013	6,924
2014	6,907
Thereafter	7,546

Total future lease payments	$42,149

(10)	Commitments and Contingencies

Compensation Commitments

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $36.3 million.

Vessel Commitments

As of March 31, 2009 the company has committed to the construction of 46 vessels at a total cost of approximately $991.9 million, which includes shipyard commitments and other incidental costs. The company is committed to the construction of 16 anchor handling towing supply vessels ranging between 6,500 to 13,600 brake horsepower (BHP), 25 platform supply vessels, three crewboats, and two offshore tugs. Scheduled delivery of these vessels began in April 2009 with final delivery in July 2012. As of March 31, 2009, $392.3 million has been expended on these vessels.

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

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. While there were no amounts expensed in fiscal 2008 related to this matter, the company recorded an additional liability of $1.2 million during fiscal 2009. At March 31, 2009, $4.3 million remains payable to MNOPF in additional contributions based on current assessments, all of which is fully accrued. In the future the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Currency Devaluation and Fluctuation Risk

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. The company does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. In addition, where possible, the company attempts to minimize its financial impact of these risks by matching the currencies of the company’s operating costs with the currencies of revenues and by matching the currencies of assets and liabilities.

Venezuelan Operations

Over the past several months, the company has been confronted with several serious challenges with respect to its operations in Venezuela. The first challenge relates to a build-up in the net receivable due the company from Petroleos de Venezuela, S.A., including certain of its subsidiaries (collectively, PDVSA). PDVSA is the national oil company of Venezuela and the company’s principal customer in that market. The second challenge has been more recently presented by virtue of efforts of the Venezuelan government to move forward with the nationalization of the assets of oil service companies operating in the Lake Maracaibo region of Venezuela. A discussion of both of these challenges follows.

On May 7, 2009, Venezuela enacted a law allowing for the expropriation of oil service companies that support certain oil and gas exploration activities in Venezuela. On May 8, 2009, the Venezuelan Ministry of Energy and Petroleum issued a Resolution acting pursuant to the new law listing the company’s Venezuelan subsidiary as an entity to be affected by the expropriation. On that same date, PDVSA took possession of 11 of the company’s vessels that were supporting PDVSA operations in the Lake Maracaibo region of Venezuela and had been bareboat chartered by the company’s Venezuelan operating subsidiary from other Tidewater companies. PDVSA also took possession of the company’s shore-based facility adjacent to Lake Maracaibo. All 11 of the vessels are now being operated exclusively by PDVSA. In addition, PDVSA is supplying all shore-based operational support to these vessels

PDVSA has occupied the Venezuelan subsidiary’s base adjacent to Lake Maracaibo but has not to date denied access to subsidiary personnel.

The new law requires the Venezuelan government to compensate the company for the assets that it expropriates by paying an amount equal to the book value of the assets less certain liabilities owed by the subsidiary to current and former employees and less an amount for any environmental liabilities from prior operations. No offer has been submitted by PDVSA to date. The company intends to engage PDVSA to discuss compensation and the resolution of the outstanding receivables for services provided to PDVSA that is discussed below. Although the net book value at March 31, 2009, of the 11 vessels seized and the company’s shore-based facility adjacent to Lake Maracaibo is approximately $2.8 million, the company’s estimate of the current fair market value of these assets and the related business as a going concern substantially exceeds this amount.

The company’s Venezuelan operating subsidiary operates six additional company-owned vessels outside the Lake Maracaibo area that have not been affected by the expropriation law. While only the base and 11 vessels have been seized to date, Venezuelan authorities may, under the provisions of the May 7, 2009 expropriation law, seek to take possession of these other company assets or of the Venezuelan subsidiary itself.

At March 31, 2009, the company had a net receivable from PDVSA of approximately $40 million (approximately $28 million at December 31, 2008). Cash receipts from PDVSA from January 1, 2009 through March 31, 2009 totaled $1.6 million, of which approximately 50% were paid in bolivars, as permitted by the terms of the underlying charter agreements. The March 31, 2009 net book value of vessels operating in Venezuela, including the 11 vessels operating on Lake Maracaibo, totaled approximately $7.0 million, with $3.2 million relating to vessels supporting PDVSA. The company’s estimate of the current fair market value of these assets and of the seized business as a going concern substantially exceeds this amount. At April 30, 2009, the company’s Venezuelan-based vessels totaled 15 vessels supporting PDVSA, including the 11 vessels operating on Lake Maracaibo, and two vessels supporting an offshore operation of another client.

The company’s contracts with PDVSA require payments in both bolivars (paid in Venezuela) and U.S. dollars (paid in the U.S.) based on a split agreed to between PDVSA and the company. The $40 million receivable balance at March 31, 2009 is comprised of approximately $24 million of bolivars and $16 million of U.S. dollars. Payment in bolivars from PDVSA of either bolivar-based receivables or U.S. dollar-based receivables could result in our accumulating a surplus of bolivars which would increase our exposure to devaluation risk.

Venezuela continues to operate under the exchange controls put in place in 2003 with the official Venezuelan bolivars exchange rate fixed at 2.15 bolivars to one U.S. dollar. The exact amount and timing of any future devaluation is uncertain.

The company had contracts with PDVSA for eleven vessels in the Lake Maracaibo region that, prior to the May 8, 2009, law enactment which the company believes cancels the contracts, would have run through May 2009. The company is also operating under a six month contract with PDVSA for four other vessels working off the eastern coast of Venezuela through June 2009. The company frequently communicates with PDVSA regarding the settlement of the outstanding receivables, as well as extensions of existing contracts. While the collection of the receivables is difficult and time consuming due to PDVSA policies and procedures, the company continues to work toward full collection of the amount due. The failure of PDVSA to make payments on outstanding receivables or a continued delay in making payments could have a material adverse effect on the company’s business, financial condition and results of operations.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

The company has been made a defendant in several lawsuits in various areas of the world where its marine vessel operations are conducted, including a class action styled suit in California, alleging certain labor and wage and hour law violations claimed by certain current and former employees. During the first quarter of fiscal 2008, the company provided $3.0 million for a court-approved settlement of the California wage issue during fiscal 2008, which was inclusive of interest and attorney fees. Plaintiffs to the class action suit had until January 2008 to submit a notice of claim. The majority of plaintiffs responded to the settlement and the matter closed in March 2008 when full and final settlements were paid. No additional accruals were needed for this matter.

Internal Investigation

The company has previously reported that special counsel engaged by the company’s Audit Committee to conduct an internal investigation into certain FCPA matters had substantially completed its investigation and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported in earlier periodic filings of the company. Throughout the investigation, the company has diligently responded to special counsel’s observations and recommendations to upgrade its overall compliance posture and implement a more robust company-wide FCPA compliance and training program.

During the course of the investigation, special counsel has periodically provided the Department of Justice and the Securities and Exchange Commission with informational updates. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine-month period ending on October 10, 2008. The company subsequently entered into a superseding agreement with the Department of Justice (also effective as of January 10, 2008) to reflect the current scope of special counsel’s investigation and to extend the tolling period through June 1, 2009. In addition, the company has entered into a similar agreement with the Securities and Exchange Commission effective as of January 10, 2008 to toll relevant statutes of limitations through June 1, 2009. Both agencies have requested an additional extension of the respective tolling periods through January 10, 2010, and the company anticipates that it will agree to these extensions. The agreements with both agencies expressly provide that they do not constitute an admission by the company of any facts or of any wrongdoing. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, what potential remedies or sanctions, if any, these agencies may seek, and what the time frame for resolution of this matter may be. From time to time, these agencies have requested certain documents and information from the company related to several of the matters covered by the internal investigation. The company has been voluntarily cooperating with those requests, and special counsel is conducting such further review as may be warranted in connection with those requests. Special counsel expects to have additional meetings with the agencies as appropriate.

Based on the findings of the investigation reported to the company and the Audit Committee to date, as well as to the government authorities, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of March 31, 2009. Should additional information be obtained that any potential liability is probable and reasonably estimable the company will record such liability at that time. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

(11)	Fair Value Measurements

The company measures and records at fair value investments held by participants in a supplemental executive retirement plan, a deferred supplemental savings plan and a multinational savings plan. These investments are valued based on quoted market prices (Level 1) and were carried at $19.7 million and $29.5 million at March 31, 2009 and 2008, respectively.

Financial Instruments

The company’s primary financial instruments consist of cash and cash equivalents, trade receivables, trade payables and long-term debt whose book values are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. The company had no spot contracts outstanding at March 31, 2009 and 2008.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

The company had no forward contracts outstanding at March 31, 2009. At March 31, 2008, the company had one Singapore dollar and six Euro forward contracts outstanding. The Singapore dollar forward contract hedged the company’s foreign exchange exposure related to the final payment of a capital lease obligation, which totaled $12.0 million. The company was required, per the lease obligation, to make its remaining commitment, which totaled a U.S. dollar equivalent of approximately $11.3 million, in Singapore dollars. The six outstanding Euro forward, which totaled $2.5 million, hedged the company’s foreign exchange exposure related to the construction of two crewboats. The construction commitment totaled a U.S. dollar equivalent of approximately $3.4 million. The combined change in fair value of these seven forward contracts was approximately $0.2 million at March 31, 2008.

(12)	Sales of Vessels

During fiscal 2009, the company sold and/or scrapped 47 vessels which resulted in gains on sales of assets of approximately $28.8 million.

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

(13)	Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and operates in two business segments: United States and International. The following table provides a comparison of revenues, operating profit, total assets, and depreciation and amortization and additions to properties and equipment for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to the activities of the company's shipyards, brokered vessels and other miscellaneous marine-related businesses.

(In thousands)	2009	2008	2007
Revenues (A):
Vessel revenues:
United States	$146,896	159,795	229,247
International (B)	1,209,426	1,055,339	868,335

	1,356,322	1,215,134	1,097,582
Other marine revenues	34,513	55,037	27,678

	$1,390,835	1,270,171	1,125,260

Vessel operating profit:
United States	$34,797	29,985	89,386
International	437,695	394,789	321,605

	472,492	424,774	410,991
Corporate expenses	(38,622)	(40,974)	(25,309)
Gain on sales of assets	27,251	11,449	42,787
Other marine services	4,348	6,776	2,736

Operating income	465,469	402,025	431,205
Foreign exchange (loss) gain	2,695	(891)	(1,543)
Equity in net earnings of unconsolidated companies	16,978	14,470	10,933
Interest income and other, net	7,066	16,957	19,897
Interest and other debt costs	(693)	(6,992)	(9,657)

Earnings before income taxes	$491,515	425,569	450,835

Total assets:
Marine:
United States	$610,340	523,723	591,855
International (B)	2,322,205	1,953,650	1,564,928

	2,932,545	2,477,373	2,156,783
Investments in and advances to unconsolidated Marine companies	37,221	27,433	24,423

	2,969,766	2,504,806	2,181,206
General corporate	104,038	246,974	468,092

	$3,073,804	2,751,780	2,649,298

Depreciation and amortization:
Marine equipment operations
United States	$15,855	18,675	25,071
International	108,978	100,680	90,363
General corporate depreciation	1,398	1,482	750

	$126,231	120,837	116,184

Additions to properties and equipment:
Marine equipment operations
United States	$29,072	50,154	65,289
International	444,349	326,655	178,803
General corporate	255	11,089	13,905

	$473,676	387,898	257,997

(A)

For fiscal 2009, 2008 and 2007, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 19.1%, 16.3% and 14.8%, respectively, of revenues while Petroleo Brasileiro SA accounted for 10.1%, 10.5% and 10.2% of revenues, respectively.

(B)

Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not “material” as that term is defined by SFAS No. 131. Equity in net assets of non-U.S. subsidiaries is $2.1 billion, $1.5 billion and $1.3 million at March 31, 2009, 2008 and 2007, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $1.4 million, $6.8 million and $8.0 million at March 31, 2009, 2008, and 2007, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

The following table discloses the amount of revenue in dollars for the company’s United States and International segments, and in total for the worldwide fleet, along with the respective percentage of vessel revenue:

Revenue by vessel class: (In thousands):	2009	% of Vessel Revenue	2008	% of Vessel Revenue	2007	% of Vessel Revenue

United States-based fleet:
Deepwater vessels	$58,644	4%	59,562	5%	61,837	6%
Towing-supply/supply	70,006	5%	75,938	6%	127,610	12%
Crew/utility	18,246	1%	24,295	2%	27,242	2%
Offshore tugs	—	—	—	—	12,558	1%
Total	$146,896	11%	159,795	13%	229,247	21%
International-based fleet:
Deepwater vessels	$264,067	19%	240,815	20%	199,899	18%
Towing-supply/supply	772,448	57%	649,788	53%	514,971	47%
Crew/utility	103,850	8%	104,222	9%	90,670	8%
Offshore tugs	61,974	5%	55,325	5%	58,444	5%
Other	7,087	1%	5,189	<1%	4,351	<1%
Total	$1,209,426	89%	1,055,339	87%	868,335	79%
Worldwide fleet:
Deepwater vessels	$322,711	24%	300,377	25%	261,736	24%
Towing-supply/supply	842,454	62%	725,726	60%	642,581	59%
Crew/utility	122,096	9%	128,517	11%	117,912	11%
Offshore tugs	61,974	5%	55,325	5%	71,002	6%
Other	7,087	1%	5,189	<1%	4,351	<1%
Total	$1,356,322	100%	1,215,134	100%	1,097,582	100%

(14)	Supplementary Information—Quarterly Financial Data (Unaudited)

Years Ended March 31, 2009 and 2008

(In thousands, except per share data)

Fiscal 2009	First	Second	Third	Fourth

Revenues	$340,054	346,829	362,335	341,617

Operating income (A)	$97,556	110,021	130,586	127,306

Net earnings	$84,776	95,431	116,965	109,726

Basic earnings per share	$1.65	1.86	2.28	2.14

Diluted earnings per share	$1.64	1.85	2.28	2.13

Fiscal 2008	First	Second	Third	Fourth

Revenues	$305,482	319,046	314,215	331,428

Operating income (A)	$102,416	98,840	102,162	98,607

Net earnings	$87,542	86,466	89,370	85,385

Basic earnings per share	$1.56	1.57	1.67	1.64

Diluted earnings per share	$1.55	1.56	1.66	1.63

(A)

Operating income consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and gains on sales of assets of the company’s operations. Gains on sales of assets by quarter for fiscal 2009 and 2008 are as follows:

	First	Second	Third	Fourth

Fiscal 2009 Gain on sales of assets	$10,387	5,851	4,760	6,253

Fiscal 2008 Gain on sales of assets	$6,930	2,102	660	1,757

(15)	Subsequent Events

Subsequent to March 31, 2009, the company committed to the construction of four additional vessels for a total cost of approximately $45.0 million. The four vessels are 192-foot anchor handling towing supply vessels which are being built at an international shipyard. The four vessels are expected to be delivered to the market beginning in July 2010 with delivery of the last vessel in January of 2011.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2009, 2008 and 2007

(In thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of period	Additions at Cost	Deductions	Balance at End of Period

2009
Deducted in balance sheet from trade accounts receivables: Allowance for doubtful accounts	$ 5,319	825	371 (A)	5,773

2008
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$ 5,890	—	570 (A)	5,319

2007
Deducted in balance sheet from trade accounts receivables: Allowance for doubtful accounts	$ 6,265	—	375 (A)	5,890

(A)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2009

EXHIBIT INDEX

The index below describes each exhibit filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Articles of Incorporation and Bylaws

3.1

Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company's quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2

Tidewater Inc. Amended and Restated Bylaws dated November 13, 2008 (filed with the Commission as Exhibit 3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

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

Stock Plans

10.3+

Amended and Restated Tidewater Inc. 1997 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10(a) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2002, File No. 1-6311).

10.4+

Tidewater Inc. 2001 Stock Incentive Plan dated November 21, 2002 (filed with the Commission as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.5+	Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.2 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2004, File No. 1-6311).

10.6+

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

10.12+

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

10.14+

Directors Deferred Stock Units Plan effective December 13, 2006, (filed with the Commission as Exhibit 10.2 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-6311).

10.15+	2006 Stock Incentive Plan effective July 20, 2006, (filed as Exhibit 99.1 to the Form 8-K filed with the Commission on March 27, 2007, File No. 1-6311).

10.16+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.20 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.17+

Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.21 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.18+

Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non- Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Quinn P. Fanning dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.19*+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan applicable to 2009 grants.

10.20+

Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. 1997 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007

(filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.21+	Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.22+	Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2001 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007).

10.23+	Amendment No. 1 to the Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Cliffe F. Laborde effective as of June 29, 2007 (filed with the Commission as Exhibit 10.4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2007, File No. 1-6311).

Other Plans

10.24+

Tidewater Inc. Second Amended and Restated Supplemental Executive Retirement Plan dated March 1, 2003 (filed with the Commission as Exhibit 10.14 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.25+	Tidewater International Supplemental Executive Retirement Plan effective November 1, 2003 (filed with the Commission as Exhibit 10.14A to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.26+	Second Amended and Restated Employees' Supplemental Savings Plan of Tidewater Inc. dated October 1, 1999 (filed with the Commission as Exhibit 10(d) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.27+	Tidewater Inc. Executive Medical Benefit Plan dated January 1, 2000 (filed with the Commission as Exhibit 10.16 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

10.28+	Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc., effective November 17, 2005, (filed with the Commission as Exhibit 10.22 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.29+	Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective March 31, 2005, (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.30+	Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective December 13, 2006 (filed with the Commission as Exhibit 10.1 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2006, File No. 1-6311).

10.31+	Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.32+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.33+	Amended and Restated Tidewater Inc. Management Annual Incentive Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.33 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.34+	Amended and Restated Tidewater Inc. Executive Officer Annual Incentive Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.34 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, and 2009 File No. 1-6311).

10.35+	Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, and 2009 File No. 1-6311).

10.36+	Amendment to the Amended and Restated Deferred Compensation Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.36 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.37+	Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.38+	Tidewater Inc. Amended and Restated International Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.2 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.39+	Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.40+	Amendment to the Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan dated December 10, 2008 (filed with the Commission as Exhibit 10.4 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.41+	Amendment to the Amended and Restated Tidewater Inc. International Supplemental Executive Retirement Plan dated December 10, 2008 (filed with the Commission as Exhibit 10.5 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.42*+	Amendment Number Two to the Tidewater International Supplemental Executive Retirement Plan, effective January 22, 2009.

10.43*+	Amendment Number One to the Tidewater Employees’ Supplemental Savings Plan, effective January 22, 2009.

10.44*+	Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009.

Other Compensation Arrangements

10.45*+	Summary of Compensation Arrangements with Directors

10.46*+	Summary of Fiscal 2009 and 2010 Executive Officers Base Salaries

10.47+	Severance Agreement between Tidewater Inc. and J. Keith Lousteau dated as of May 10, 2007 (filed with the Commission as Exhibit 10.1 on Form 8-K dated May 14, 2007, File No. 1- 6311).

10.48+	Retirement Agreement between Tidewater Inc. and J. Keith Lousteau dated April 24, 2008 (filed with the Commission as Exhibit 10.47 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.49+	Consulting Agreement by and between Tidewater Inc. and J. Keith Lousteau entered into as of July 7, 2008 (filed with the Commission as Exhibit 10 the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-6311).

Change of Control Agreements

10.50+	Form of Change of Control Agreement for Executive Officers (filed with the Commission as Exhibit 10.1 on Form 8-K dated October 2, 2007, File No. 1-6311).

10.51+	Form of Change of Control Agreement for Other Officers (filed with the Commission as Exhibit 10.2 on Form 8-K dated October 2, 2007, File No. 1-6311).

10.52+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007 (filed with the Commission as Exhibit 10.1 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.53+	Amendment No.1 to Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.2 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.54+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Stephen Dick dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.3 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.55+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey Platt dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.4 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.56+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Joseph Bennett dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.5 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.57+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Bruce D. Lundstrom dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.6 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.58+	Change of Control Agreement between Tidewater Inc. and Quinn P. Fanning dated effective as of July 31, 2008 (filed with the Commission as Exhibit 10.7 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

Other Exhibits

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

Certifications

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.