Form 10-Q
period 2009-06-30
TIDEWATER INC
filed 2009-07-29
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

51,702,721 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 24, 2009. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	June 30, 2009	March 31, 2009
Current assets:
Cash and cash equivalents	$314,906	250,793
Trade and other receivables, net	334,309	328,566
Marine operating supplies	47,627	48,727
Other current assets	16,999	6,365
Total current assets	713,841	634,451
Investments in, at equity, and advances to unconsolidated companies	41,649	37,221
Properties and equipment:
Vessels and related equipment	3,186,468	3,238,674
Other properties and equipment	81,919	81,689
	3,268,387	3,320,363
Less accumulated depreciation and amortization	1,253,558	1,307,038
Net properties and equipment	2,014,829	2,013,325
Goodwill	328,754	328,754
Other assets	81,521	60,053
Total assets	$3,180,594	3,073,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	52,800	51,530
Accrued expenses	129,331	111,153
Accrued property and liability losses	5,988	5,521
Other current liabilities	43,202	35,146
Total current liabilities	231,321	203,350
Long-term debt	300,000	300,000
Deferred income taxes	205,473	201,200
Accrued property and liability losses	12,550	8,035
Other liabilities and deferred credits	151,186	116,541

Commitment and contingencies (Note 6)

Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 51,702,721 shares at June and 51,696,245 shares at March	5,170	5,169
Other stockholders’ equity	2,274,894	2,239,509
Total stockholders’ equity	2,280,064	2,244,678
Total liabilities and stockholders' equity	$3,180,594	3,073,804

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Three Months Ended
		June 30,
	2009		2008
Revenues:
Vessel revenues	$310,436		328,371
Other marine revenues	16,173		11,683
	326,609		340,054
Costs and expenses:
Vessel operating costs	153,651		176,728
Costs of other marine revenues	14,700		10,429
Depreciation and amortization	31,649		30,621
General and administrative	34,388		35,108
Provision for Venezuelan operations	48,553		—
Gain on asset dispositions, net	(12,538)		(10,387)
	270,403		242,499
Operating income	56,206		97,555
Other income (expenses):
Foreign exchange loss	(2,586)		(1,190)
Equity in net earnings of unconsolidated companies	5,415		4,196
Interest income and other, net	3,168		1,899
Interest and other debt costs	(77)		(320)
	5,920		4,585
Earnings before income taxes	62,126		102,140
Income taxes	17,644		17,364
Net earnings	$44,482		84,776

Basic earnings per common share	$0.87		1.65

Diluted earnings per common share	$0.86		1.64

Weighted average common shares outstanding	51,362,308		51,519,584
Dilutive effect of stock options and restricted stock	199,264		295,455
Adjusted weighted average common shares	51,561,572		51,815,039

Cash dividends declared per common share	$0.25		0.25

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
		June 30,
	2009		2008
Operating activities:
Net earnings	$44,482		84,776
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,649		30,621
Provision for deferred income taxes	(7,934)		(9,874)
Gain on asset dispositions, net	(12,538)		(10,387)
Provision for Venezuelan operations	48,553		—
Equity in earnings of unconsolidated companies, net of dividends	(4,428)		1,462
Compensation expense - stock-based	2,468		2,945
Excess tax benefit on stock options exercised	(162)		(1,408)
Changes in assets and liabilities, net:
Trade and other receivables	(51,471)		(20,373)
Marine operating supplies	1,100		(1,385)
Other current assets	(10,634)		(7,875)
Accounts payable	1,270		(1,918)
Accrued expenses	17,827		1,751
Accrued property and liability losses	467		(105)
Other current liabilities	7,930		20,043
Other, net	1,771		2,724
Net cash provided by operating activities	70,350		90,997
Cash flows from investing activities:
Proceeds from sales of assets	14,615		12,093
Proceeds from sales/leaseback of assets	83,275		—
Additions to properties and equipment	(92,172)		(129,657)
Other	—		312
Net cash provided by (used in) investing activities	5,718		(117,252)
Cash flows from financing activities:
Principal payments on capitalized lease obligations	—		(283)
Proceeds from issuance of common stock	815		6,096
Cash dividends	(12,932)		(12,867)
Stock repurchases	—		(53,634)
Excess tax benefits on stock options exercised	162		1,408
Net cash used in financing activities	(11,955)		(59,280)
Net change in cash and cash equivalents	64,113		(85,535)
Cash and cash equivalents at beginning of period	250,793		270,205
Cash and cash equivalents at end of period	$314,906		184,670
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$131		238
Income taxes	$15,087		13,706

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Interim Financial Statements

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 14, 2009.

The consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. The company uses the equity method to account for equity investments over which the company exercises significant influence but does not exercise control and is not the primary beneficiary.

Certain previously reported amounts have been reclassified to conform to the June 30, 2009 presentation.

(2)	Stockholders’ Equity

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately negotiated transactions. A complete discussion of this new authorization is disclosed in the Subsequent Events Footnote 11 on page 13.

The company’s Board of Directors had previously authorized the company in July 2008 to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2009. Given the credit markets volatility over the past year, the company focused on preserving cash. As a result, no amounts were expended from inception of the July 2008 authorized program through its conclusion on June 30, 2009.

For the three-month period ended June 30, 2008, the company expended $53.6 million for the repurchase and cancellation of 915,900 common shares, or an average price paid per common share of $58.56, pursuant to a repurchase program authorized by the Board of Directors in July 2007. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008.

Dividend Program

The Board of Directors declared dividends of $12.9 million and $12.8 million, or $0.25 per share, for the quarters ended June 30, 2009 and 2008, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

(3)	Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarters ended June 30, 2009 and 2008 was 28.4% and 17%, respectively. The increase in the effective tax rate during the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008 is primarily the result of the company’s decision to record a provision to fully reserve receivables related to the company’s Venezuelan operations as disclosed in Footnote 6.

The company’s balance sheet at June 30, 2009 reflects $45.8 million of tax liabilities for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). The liabilities are

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

attributable to the IRS disallowance of all claimed deductions from taxable income related to the company’s Foreign Sales Corporation and the Extraterritorial Income Exclusion for fiscal years 1999 through 2009, a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $12.9 million of unrecognized tax benefits related to a state tax issue, including interest of $1.1 million. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

In January 2008, the U.S. District Court for the Eastern District of Louisiana issued its final ruling in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. In March of 2008, the IRS appealed the verdict to the Fifth Circuit Court of Appeals, which in April of 2009, affirmed the District Court’s judgment. The IRS has chosen not to file a petition for review with the United States Supreme Court resulting in resolution of the issue in the company’s favor in July 2009. The company will reverse its liability recorded for this issue in the second quarter of fiscal 2010, which includes liabilities recorded for similar deductions taken in years subsequent to fiscal 2000. As of June 30, 2009, the amount of the reserve that will be reversed, including interest, is approximately $32.6 million.

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2002. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations although resolution of outstanding audit issues could reduce reported tax expense and the related effective tax rate.

Included in other current liabilities at June 30, 2009, and March 31, 2009, are income taxes payable of $34.7 million and $24.8 million, respectively.

(4)	Employee Benefit Plans

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The company contributed $0.5 million and $0.4 million to the defined benefit pension plan during the quarters ended June 30, 2009 and 2008, respectively, and expects to contribute an additional $0.5 million to the plan during the remainder of the current fiscal year.

The company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Effective December 2008, the supplemental plan was amended to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants currently receiving monthly benefit payments received lump sum distributions in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 was $8.7 million. A settlement loss, which is currently estimated to be $3.5 million, will be recorded in the second quarter of fiscal 2010.

Included in other assets at June 30, 2009, is $14.2 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of June 30, 2009, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at June 30, 2009 is after the effect of $2.1 million of after-tax unrealized losses ($3.3 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,
(In thousands)	2009	2008
Pension Benefits:
Service cost	$211	265
Interest cost	1,301	1,150
Expected return on plan assets	(576)	(635)
Amortization of prior service cost	10	3
Recognized actuarial loss	375	400
Net periodic benefit cost	$1,321	1,183

Other Benefits:
Service cost	$251	281
Interest cost	537	514
Amortization of prior service cost	(502)	(496)
Recognized actuarial loss	114	268
Net periodic benefit cost	$400	567

(5)	Debt

Revolving Credit Agreement

At June 30, 2009, the entire amount of the company’s $300.0 million revolving credit facility was available for future financing needs. Borrowings on the revolving credit facility bear interest at the company’s option, at the greater of prime or the federal funds rate plus 0.50% or Eurodollar rates plus margins ranging from 0.50 to 1.125% based on the company’s funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.10 to 0.25% based on the company’s funded debt to total capitalization ratio. The company’s revolving credit facility matures in May 2010.

In July 2009, the company amended its revolving credit facility. A complete discussion regarding the new revolving credit facility is disclosed in the Subsequent Events Footnote 11 on page 13.

Senior Debt Notes

The company had $300.0 million outstanding of senior unsecured notes at June 30, 2009. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had an average remaining life of 3.60 years as of June 30, 2009. These notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2009 was estimated to be $292.8 million.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $3.4 million interest capitalized for the quarter ended June 30, 2009, was approximately $0.1 million. Interest and debt costs, net of $3.4 million interest capitalized for the quarter ended June 30, 2008, was approximately $0.3 million.

(6)	Commitments and contingencies

Vessel Commitments

As of June 30, 2009, the company had commitments to build 45 vessels at a total cost of approximately $964.5 million, which includes contract costs and other incidental costs. The company is committed to the

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

construction of 18 anchor handling towing supply vessels ranging between 5,000 to 13,600 brake horsepower (BHP), 23 platform supply vessels, two crewboats, and two offshore tugs. Scheduled delivery for these vessels began July 2009 with delivery of the final vessel in July 2012. The company has $571.9 million remaining capital commitments on the 45 vessels currently under construction at June 30, 2009.

The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and could require replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity, new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years.

The company has experienced some delays in the delivery of equipment for vessels currently under construction (as has the offshore supply vessel industry in general). While some of the equipment delays are abating, further delay is possible. Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Late delivery of any of these vessels could result in penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Venezuelan Operations

The company has previously reported on the enactment of a May 2009 Venezuelan law that directed the government of Venezuela to take possession of certain assets of oil service companies doing business in Venezuela, and that, pursuant to that legislation, Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, had taken possession of 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region. At that time, PDVSA also took possession of the company’s shore-based facility adjacent to Lake Maracaibo, as well as certain other related assets. All 11 of the vessels continue to be operated exclusively by PDVSA. In addition, PDVSA is supplying all shore-based operational support to these vessels and has occupied the company’s Venezuelan subsidiary’s base adjacent to Lake Maracaibo.

Subsequent to the initial seizure of the 11 vessels, the company continued to operate four other vessels that served Petrosucre, a subsidiary of PDVSA, in another region of Venezuela, under a charter agreement that expired on June 30, 2009. At the expiration of the charter agreement, Petrosucre and the company discussed terms under which the vessels would continue to be made available to Petrosucre. The parties were unable to reach agreement, and, although the company informed Petrosucre that the vessels would no longer work until the contract issues were resolved, on or about July 10, 2009, Petrosucre took control of the four vessels and their crews. While Petrosucre has asserted that possession of the four vessels was properly taken under the May 2009 law, the company disputes that assertion. All four of the vessels continue to be operated exclusively by Petrosucre.

The new law requires the Venezuelan government to compensate the company for the assets that it expropriates by paying an amount equal to the book value of the assets less certain liabilities owed by the Venezuelan subsidiary to current and former employees and less an amount for any environmental liabilities from prior operations. However, no offer to purchase the vessels has been submitted by PDVSA to date. The company’s Venezuelan subsidiary continues its attempts to engage PDVSA to discuss compensation and the resolution of the outstanding receivables for services provided to PDVSA.

As a result of the May 2009 seizure by PDVSA of the 11 vessels and other assets discussed above, the company recorded a charge of $3.75 million ($2.9 million after tax, or $0.06 per common share), included in provision for Venezuelan operations in the accompanying condensed consolidated statement of earnings for the three months ended June 30, 2009, to write off the net book value of the assets seized. The

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009, net book value of the four other vessels over which Petrosucre took control in July 2009, is approximately $0.5 million. The company expects to write off the net book value of these assets in the quarter ending September 30, 2009, and currently has no additional vessels operating in Venezuela. The company’s estimate of the current fair market value of these assets and the seized business as a going concern substantially exceeds these amounts, and the company continues its attempts to engage PDVSA and Petrosucre to discuss compensation for the seized assets.

As a result of the asset seizures, the lack of further vessel operations with PDVSA related entities in Venezuela, and the continuing uncertainty of the timing and ultimate amount that the company will collect of its outstanding accounts receivable from PDVSA related entities, the company recorded a $44.8 million ($44.8 million after tax, or $0.87 per common share) provision during the quarter ended June 30, 2009, to fully reserve accounts receivable due from PDVSA and Petrosucre. This provision is also included in provision for Venezuelan operations within the condensed consolidated statement of earnings. The company has not recorded any tax benefit related to the provisions for Venezuelan operations discussed above due to the uncertainty of the ultimate realization of any such benefit. The company believes that the outstanding receivables represent valid commercial claims under time charter agreements with PDVSA and Petrosucre and therefore it will continue to seek full compensation for the outstanding receivables.

Internal Investigation

The company has previously reported that special counsel engaged by the company’s Audit Committee to conduct an internal investigation into certain FCPA matters, special counsel has now completed its investigation and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported in earlier periodic filings of the company. Throughout the investigation, the company, on its own initiative and in response to special counsel’s observations and recommendations, has worked diligently to upgrade its overall compliance posture and implement a more robust company-wide FCPA compliance and training program.

During the course of the investigation, special counsel has periodically provided the Department of Justice and the Securities and Exchange Commission with informational updates. As part of its continuing cooperation with these agencies, the company entered into an agreement with the Department of Justice effective as of January 10, 2008 to toll certain statutes of limitations for a nine-month period ending on October 10, 2008. The company subsequently entered into a superseding agreement with the Department of Justice (also effective as of January 10, 2008) to reflect the current scope of special counsel’s investigation and to extend the tolling period through June 1, 2009. In addition, the company entered into a similar agreement with the Securities and Exchange Commission effective as of January 10, 2008 to toll relevant statutes of limitations through June 1, 2009. Both agencies requested an additional extension of the respective tolling periods through January 10, 2010, and the company agreed to these extensions. The agreements with both agencies expressly provide that they do not constitute an admission by the company of any facts or of any wrongdoing. The company is unable to predict whether either agency will separately pursue legal or administrative action against the company or any of its employees, what potential remedies or sanctions, if any, these agencies may seek, and what the time frame for resolution of this matter may be. From time to time, these agencies have requested certain documents and information from the company related to several of the matters covered by the internal investigation. The company has voluntarily cooperated with those requests, and special counsel is conducting such further review as may be warranted in connection with those requests. Special counsel expects to have additional meetings with the agencies as appropriate.

Based on the findings of the investigation reported to the company and the Audit Committee to date, as well as to the government authorities, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of June 30, 2009. Should additional information be obtained that any potential liability is probable and reasonably estimable the company will record such liability at that time. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. At June 30, 2009, $4.9 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(7)	Fair Value Measurements

The company follows the provisions of Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), for financial assets and liabilities that are measured and reported at fair value on a recurring basis. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value. The fair value should be calculated based on assumptions that market participants would use in pricing assets and liabilities and not on assumptions specific to the entity. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

      Level 1:    Quoted market prices in active markets for identical assets or liabilities

      Level 2:    Observable market based inputs or unobservable inputs that are corroborated by market data

      Level 3:    Unobservable inputs that are not corroborated by market data

The company measures and records at fair value investments held by participants in a supplemental executive retirement plan, a deferred supplemental savings plan and a multinational savings plan. These investments are valued based on quoted market prices (Level 1) and were carried at $23.6 million and $19.7 million at June 30, 2009 and March 31, 2009, respectively.

Financial Instruments

The company’s primary financial instruments consist of cash and cash equivalents, trade receivables and trade payables whose book values are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities and currency commitments. These transactions are spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. The company had six foreign exchange spot contracts

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

outstanding at June 30, 2009, which totaled $3.1 million. All six spot contracts settled on July 2, 2009. The company had no spot contracts outstanding at June 30, 2008.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

The company had no forward contracts outstanding at June 30, 2009 or March 31, 2009. At June 30, 2008 the company had one Singapore dollar and five Euro forward contracts outstanding. The Singapore dollar forward contract hedged the company’s foreign exchange exposure related to the final payment of a capital lease obligation, which totaled $12.0 million. The company was required, per the lease obligation, to make its remaining commitment, which totaled a U.S. dollar equivalent of approximately $11.0 million, in Singapore dollars. The five outstanding Euro forward contracts, which totaled $2.0 million, hedged the company’s foreign exchange exposure related to the construction of two crewboats. The construction commitment totaled a U.S. dollar equivalent of approximately $3.4 million. At June 30, 2008, the combined change in fair value on the six forward contracts was approximately $0.4 million, of which $0.1 million was recorded as an increase to earnings during the quarter ended June 30, 2008, because the forward contracts do not qualify as hedge instruments. All changes in fair value of the forward contracts are recorded in earnings.

(8)	Sale/Leaseback Arrangements

On June 30, 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter arrangements with the respective companies. The sale/leaseback transactions resulted in proceeds of approximately $83.3 million and a deferred gain of $30.7 million. The carrying value of the five vessels was $52.6 million at the date of sale. The company is accounting for the transaction as a sale/leaseback transaction with operating lease treatment and will expense periodic lease payments over a five year charter hire operating lease term, which will expire June 30, 2014.

Under the sale/leaseback agreement, the company has the option to purchase the five vessels at 75% of the original sales price or to cause the owners to sell the vessels whereby the company guarantees approximately 84% of the original lease value to the third-party companies. The company may repurchase the vessels prior to the end of the charter term with penalties of up to 5% assessed if purchased in years one and two of the five year lease. The company will recognize the deferred gain as income if it does not exercise its option to purchase the five vessels at the end of the operating lease term. If the company exercises its option to purchase these vessels, the deferred gain will reduce the vessel’s stated cost after exercising the purchase option.

As of June 30, 2009, the future minimum lease payments for these five vessels under the operating lease terms are as follows:

Fiscal year ending	Amount (In thousands)
Remaining nine-months of 2010	$ 6,582
2011	8,776
2012	8,776
2013	8,776
2014	8,776
Thereafter	2,194
Total future lease payments	$ 43,880

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	Accrued Expenses and Other Liabilities and Deferred Credits

A summary of accrued expenses at June 30, 2009 and March 31, 2009 are as follows:

(In thousands)	June 30, 2009	March 31, 2009
Payroll and related payables	$40,341	36,769
Commissions payable	19,051	16,364
Accrued vessel major repairs and maintenance costs	6,084	4,755
Other accrued vessel expenses	42,068	31,169
Accrued fuel expense	10,151	9,571
Incentive plans	2,910	9,892
Accrued interest expense	5,441	2,177
Other accrued expenses	3,285	456
	$129,331	111,153

A summary of other liabilities and deferred credits at June 30, 2009 and March 31, 2009 are as follows:

(In thousands)	June 30, 2009	March 31, 2009
Postretirement benefits liability	$28,819	28,540
Pension liability	38,291	37,497
Deferred vessel revenues and credits	31,257	430
Income taxes	35,819	35,474
Other	17,000	14,600
	$151,186	116,541

(10)	Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS No. 168) which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The company does not expect the adoption of SFAS No. 168 will have a material impact on the company’s consolidated financial position, results of operations or cash flows; however, the company will disclose codification citations in place of corresponding references to legacy accounting pronouncements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The company adopted the provisions of SFAS No. 165 effective June 30, 2009, and it did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the disclosures required under this FSP in this Form 10-Q for the quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APB 28-1 will result in increased disclosures in our interim periods and will have no impact on the company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5.” The company adopted the provisions of SFAS No. 141(R) effective April 1, 2009, and it did not have a material impact on the company’s financial position, results of operations or cash flows. FAS 141(R)-1 will be effective for the company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

(11)	Subsequent Events

In July 2009, the company amended its revolving credit facility, increasing the amount to $450.0 million and extending the maturity date to July 2012. Borrowings under the amended revolving credit facility bear interest at the company’s option at the greater of prime or the federal funds rate plus 2.0 to 3.0%, or Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The amended facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45 as compared to a maximum ratio of consolidated debt to total capitalization of 0.55 with the prior agreement. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors.

The company’s subsequent events footnote has been updated through the issuance of this report on July 29, 2009.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)	Segment and Geographic Distribution of Operations

The company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” and operates in two business segments: International and United States. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2009 and 2008. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended
	June 30,

(In thousands)	2009	2008
Revenues:
Vessel revenues:
International	$285,988	288,269
United States	24,448	40,102
	310,436	328,371
Other marine revenues	16,173	11,683
	$326,609	340,054
Vessel operating profit:
International	$49,892	88,181
United States	2,629	8,534
	52,521	96,715
Corporate expenses	(9,901)	(10,572)
Gain on asset dispositions, net	12,538	10,387
Other marine services	1,048	1,025
Operating income	$56,206	97,555
Foreign exchange loss	(2,586)	(1,190)
Equity in net earnings of unconsolidated companies	5,415	4,196
Interest income and other, net	3,168	1,899
Interest and other debt costs	(77)	(320)
Earnings before income taxes	$62,126	102,140
Depreciation and amortization:
Marine equipment operations:
International	$28,589	25,771
United States	2,740	4,495
General corporate depreciation	320	355
	$31,649	30,621
Additions to properties and equipment:
Marine equipment operations:
International	$82,445	123,659
United States	9,424	5,904
General corporate	303	94
	$92,172	129,657

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at June 30, 2009 and March 31, 2009:

	June 30,	March 31,
(In thousands)	2009	2009
Total assets:
Marine:
International	$2,410,469	2,322,205
United States	532,090	610,340
	2,942,559	2,932,545
Investments in and advances to unconsolidated Marine companies	41,649	37,221
	2,984,208	2,969,766
General corporate	196,386	104,038
	$3,180,594	3,073,804

The following table discloses the amount of revenue in dollars for the company’s International and United States segments, and in total for the worldwide fleet, along with the respective percentage of vessel revenue for the quarters ended June 30, 2009 and 2008:

	Quarter Ended
	June 30,

Revenue by vessel class:		% of Vessel		% of Vessel
(In thousands):	2009	Revenue	2008	Revenue
International-based fleet:
Deepwater vessels	$66,398	21%	58,284	18%
Towing-supply/supply	182,896	59%	184,959	56%
Crew/utility	25,570	8%	27,369	8%
Offshore tugs	10,557	3%	15,826	5%
Other	567	<1%	1,831	1%
Total	$285,988	92%	288,269	88%
United States-based fleet:
Deepwater vessels	$13,297	4%	16,932	5%
Towing-supply/supply	9,515	3%	17,675	5%
Crew/utility	1,636	1%	5,495	2%
Total	$24,448	8%	40,102	12%
Worldwide fleet:
Deepwater vessels	$79,695	26%	75,216	23%
Towing-supply/supply	192,411	62%	202,634	62%
Crew/utility	27,206	9%	32,864	10%
Offshore tugs	10,557	3%	15,826	5%
Other	567	<1%	1,831	1%
Total	$310,436	100%	328,371	100%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2009, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2009, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 14, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

July 29, 2009

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on current industry, financial and economic information, which the company has assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission (SEC) on May 14, 2009 and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned not to place undue reliance on such forward-looking statements. Management disclaims any obligation to update or revise the forward-looking statements contained herein to reflect new information, future events or developments.

In addition, in certain places in this report, we refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity. The company does so for the convenience of our stockholders and in an effort to provide information available in the market that will assist the company’s investors in a better understanding of the market environment in which the company operates. However, the company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the SEC on May 14, 2009.

Our Business

The company provides offshore service vessels and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater is one of the most internationally diverse companies in the offshore energy industry with over five decades of international experience and a total of 403 owned and operated vessels (including joint-venture vessels and vessel withdrawn from service) servicing the energy industry. The company’s revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet. Like other energy service companies, the level of the company’s business activity is driven by the level of drilling and exploration activity by our customers. Their activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on respective levels of supply and demand for crude oil and natural gas.

The company’s revenues are driven primarily by the company’s fleet size, vessel utilization and day rates. Because a sizeable portion of the company’s operating costs and its depreciation does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels. Operating costs consist primarily of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies and vessel operating lease expense.

Fleet size, fleet composition, geographic areas of operation and the supply and demand for marine personnel are the major factors which affect overall crew costs. In addition, the company’s newer, technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older smaller vessels. The company believes that competition for skilled crew personnel may intensify, particularly in international markets, as, according to ODS-Petrodata, 615 new-build support vessels are currently under construction and approximately 285 are scheduled to enter the global fleet during calendar year 2009, although the number and timing of delivery of new-build support vessels is very much in question currently given the global recession and tight financial markets which may influence the ultimate number of vessels built and delivered. If competition for personnel intensifies, the company’s crew costs will likely increase.

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and safety and inspection drydockings mandated by regulatory agencies. A certain number of drydockings are required within a given period to meet regulatory requirements. Drydocking costs are incurred only if the company believes a drydocking can be justified economically, taking into consideration the vessel’s age, physical condition and future marketability. If the company elects to forego a required drydocking, the company will either stack or sell the vessel, as it is not permitted to work without the proper regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking cost, but also continues to incur vessel operating and vessel depreciation costs. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

Drydockings have taken on an increasing importance to the company and its financial performance. The company’s older vessels, for which demand remained relatively strong during fiscal 2009, require more frequent and more expensive repair and drydockings, while some of its vessels built after 2000 are now experiencing their first or second required regulatory drydockings. The combination of these factors has increased the company’s expenditures for drydockings and incrementally increased the volatility of the company’s operating revenues and operating costs, thus making period-to-period comparisons more difficult. Although the company attempts to efficiently manage its fleet drydocking schedule to minimize any disruptive effect on its revenues and costs, inflationary pressures on shipyard pricing experienced in recent years, and the heavy workloads at the shipyards, resulted in increased drydocking costs and increased days off hire at shipyards (thereby, increasing the company’s loss of revenue on the drydocked vessel). Due to the global recession, the company cannot predict if the shipyard situation will improve in the foreseeable future. If there is no improvement, the company expects that the timing of drydockings in the future will result in continued quarterly volatility in repair and maintenance costs and loss in revenue. Fuel and lube costs can also fluctuate in any given period depending on the number of vessel mobilizations that occur.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and the cost of insurance, and can fluctuate from time to time. The company’s vessels are generally insured for their estimated market value against damage or loss resulting from catastrophic marine disaster, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel.

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

The company has previously reported in its 2009 Annual Report on Form 10-K that it has been in discussions with Sonangol regarding a Sonangol proposal to increase its control over Sonatide Marine Services Ltd., an Angolan joint venture between Sonangol and a Tidewater subsidiary. The company has an indirect 49% interest in Sonatide. The parties have exchanged proposals since the date of the last disclosure, and discussions continue as the parties seek to reach an amicable resolution of the matter. However, no assurance can be given that agreement between the parties will be reached. The consequences of failing to reach agreement on these matters are not currently known, but the failure to reach agreement could very well impair the company’s ability to continue to compete effectively for business in Angola in the future. More Tidewater vessels are deployed in Angola than in any of its other countries of operation, and a significant portion of revenues derived from the company’s largest customer, Chevron, are derived through the company’s operations in Angola.

Macroeconomic Environment and Outlook

During the last half of calendar 2008, worldwide demand for oil and gas dropped precipitously and energy prices sharply declined as a result of a global economic recession. The company is continuously evaluating how a prolonged global recession is affecting the development plans of exploration and production (E&P) companies and global demand for its offshore vessels. The company also continues to evaluate the potential impacts of the global recession and distress in credit and capital markets on the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. Also unknown is the potential effect that the recession may have on the company’s more highly-leveraged competitors, including those companies’ ability to continue to fund their construction commitments. Assessing the current situation is challenging given the continuing fragility of the global economic recovery and the instability in the financial and commodity markets. During the first quarter of fiscal 2010, the recession has resulted in a decrease in demand for offshore support vessel services primarily in the U.S. Gulf of Mexico (GOM), leading to an industry-wide reduction in charter rates and utilization rates on vessels operating in the U.S. GOM. At present, the trends in exploration, development and production activity are generally negative, and customers are actively seeking pricing concessions from the company.

Given the foregoing market uncertainties, the company continues to re-assess its stated strategies and investment plans. All statements made herein of the previously stated plans or the “current” plan or expectation of such should be considered in the light of the potential effects discussed in the preceding paragraph. While the magnitude of any change in plans, including investment plans, cannot be predicted at this time, it is likely that some adjustments will be necessary due to the global recession, the recent dramatic reduction in commodity prices, and inconsistent liquidity in financial markets.

In an effort to stabilize falling crude oil prices, OPEC cut production of crude oil by 4.2 million barrels per day (a nearly 5% cut in global oil supplies) as of January 1, 2009. OPEC’s production curtailment appears to have helped stabilize crude oil prices, which fell to approximately $30 to $35 per barrel price level during the quarter ended March 31, 2009. Crude oil prices have rebounded since the first quarter of calendar 2009, and as of mid-July 2009, crude oil was trading in the range of $59 to $65 per barrel, which is far below its all time closing high of approximately $147 per barrel in mid-July 2008. Given continuing reduced demand due to the global recession, it is unknown whether crude oil prices will stabilize at levels that will continue to support significant levels of exploration and production spending by oil and gas companies. In addition, even if prices stabilize at levels that do support high levels of spending, it is uncertain if E&P companies will be able to sustain their level of capital expenditures because of capital and liquidity constraints. Given the historical strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the various international markets, if crude oil prices remain depressed during calendar year 2009, the company expects that utilization and day rates for its international-based vessels will weaken. Given the volatility of oil pricing and demand, management is unable to predict what the company’s actual experience will be in calendar year 2009. The company’s international customers are actively seeking pricing concessions from the company and the company is addressing requests for pricing concessions on a case-by-case basis. In response to the weaker crude oil price and the uncertainty related to its effect on E&P spending, the company began stacking and removing from its active international-based fleet those vessels that cannot find charter hire contracts. At the beginning of the current quarter, the company had 46 international-based stacked vessels, 14 of which were sold during the current quarter and one vessel that returned to service. During the quarter ended June 30, 2009, the company stacked an additional 15 vessels for a total of 46 international-based stacked vessels as of June 30, 2009.

The number of operating drilling rigs in the U.S. offshore market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. The offshore rig count in the GOM remains at historically low levels, in part, because the strength of the international drilling market has attracted numerous offshore drilling rigs from the U.S. to various international markets over the past few years. Even before the global economic crisis occurred, exploration and development activity in the GOM had fallen off significantly, particularly in non-deepwater areas. As a consequence, the demand for offshore marine vessels in the shallow water GOM diminished over the past few years and has declined even further due to the deterioration in the global business environment and economy, the significant reduction in commodity prices (particularly natural gas pricing) and the lack of available credit. At current quarter end, jackup rig utilization in the U.S. GOM approximated 35% compared to approximately 75% in calendar year 2004. Additionally, total mobile offshore rig utilization stood at approximately 52% at current quarter end compared to 84% one year ago and 72% five years ago. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. In addition, consolidation could result in the absorption of an oil and gas company with which the company has a strong commercial relationship into another company with which the company does not have such a relationship.

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

Before the recession onset, natural gas prices were declining from a peak of $13.00 per Mcf in July 2008, in part, because inventory levels for natural gas increased more than expected during the summer of 2008. Inventories continued at high levels even during the winter drawdown season, despite a relatively cold winter, due to the strong supply growth and weak demand (particularly from the industrial sector) resulting from the global recession. Inventories are well oversupplied on a year-over-year basis as of mid- July 2009 and natural gas prices are in the range of $3.25 to $3.70 per Mcf in mid-July 2009, a significant decline from its peak of $13.00 per Mcf in July 2008. Many analysts have stated their expectation that natural gas prices will continue to deteriorate during calendar year 2009 until market-driven production shut-ins shrink gas supply or demand increases. The company believes that it is unlikely that natural gas demand will increase meaningfully in the near term. In addition, possible increases in liquid natural gas (LNG) imports and unconventional gas production could also negatively impact natural gas supply/demand fundamentals. Given the historically strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the GOM, the company expects utilization rates and day rates for its vessels in the GOM market to remain weak, particularly if natural gas prices deteriorate further, and, as such, management anticipates the company’s U.S.-based results of operations during the remainder of fiscal 2010 will be poor relative to fiscal 2008 and 2009. In response to the deteriorating GOM market conditions, the company began to stack and remove from its active fleet those vessels that cannot find attractive charter hire contracts. At the beginning of the current quarter, the U.S. GOM had 15 stacked vessels, two of which were sold during the current quarter. During the quarter ended June 30, 2009, the company stacked an additional seven vessels for a total of 20 stacked vessels as of June 30, 2009. In recent months, drydockings associated with stacked vessels have been deferred. In addition, crew personnel reductions have taken place, and effective June 1, 2009, wages on the remaining crew personnel were reduced by approximately 15%.

The company’s assets are highly mobile. Historically, when the U.S. market weakened, the company redeployed some of its vessels to international markets where, market conditions permitting, the vessels could benefit from stronger demand and average day rates and statutory income tax rates that are typically lower than in the United States. Given the current challenges in international markets, the company’s ability to mitigate the effects of a weakened GOM market by redeploying vessels to other markets may be reduced significantly. The company continues to assess the demand for vessels in the GOM and in the various international markets and may relocate additional vessels to international areas. The cost of mobilizing vessels to a different market are sometimes for the account of the company and sometimes for the account of a contracting customer.

During the quarter ended September 30, 2008, both U.S. President Bush and the U.S. Congress allowed the moratorium on offshore drilling in federal waters along the U.S. Pacific and Atlantic coasts to expire effective October 1, 2008. Although the lifting of the moratorium will not result in immediate drilling, the prospects for the future of offshore drilling in the new regions of the U.S. could be promising; however, there are several energy policy changes in Washington D.C. that will likely change how energy in the United States is produced and consumed. Some of the major proposed policy changes (which will not likely take effect or have a material impact in the near-term) focus on creating energy standards and efficiencies, provide financing for clean energy generation, and emphasize greater renewable energy usage. Other proposed policy changes focus on eliminating some of the drilling tax incentives available to E&P companies, which will likely increase the cost of drilling and, in turn, may negatively impact development plans of E&P companies and/or increase the cost of energy to consumers. The company’s management will not know the full impact the proposed policy changes will have on the offshore energy industry until the policies are adopted. In addition, in June 2009, the U.S. Senate Committee on Energy and Natural Resources voted in favor of a bill that will expand offshore drilling in the eastern Gulf of Mexico, which is currently off limits to offshore drilling.

The deepwater offshore energy market is a growing segment of the energy market and is one sector of the global energy market that has yet to experience any significant negative effects from the global economic recession. During the past few years, worldwide rig construction escalated as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next four years, the worldwide moveable drilling rig count will increase as new-build rigs currently on order and under construction stand at approximately 155 rigs, which will supplement the current approximately 750 movable rigs worldwide. Investment is also being made in the floating production market, in which approximately 49 new floating production units are currently under construction and are expected to be delivered over the next five years to supplement the current approximately 315 floating production units worldwide. Analysts have reported that several drilling rigs currently on order have been cancelled and/or delayed due to the global recession and tight financial markets, which may influence the ultimate number of rigs built and delivered. Moreover, to the extent the rigs are built and delivered, it is believed that the new-build rigs will largely target international regions rather than the GOM due to longer contract durations, generally lower operating costs and higher drilling day rates available in the international markets.

As noted above, 615 new-build support vessels (platform supply vessels and anchor handlers only) are currently under construction and are expected to be delivered to the worldwide offshore vessel market over the next four years according to ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,200 vessels. An increase in vessel capacity could have the effect of lowering charter rates, particularly in the context of declining levels of exploration, development and production activity. However, the worldwide offshore marine vessel industry has a large number of aging vessels, including approximately 840 that are at least 25 years old, that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels would likely mitigate the potential combined negative effects of these new-build vessels on vessel utilization and vessel pricing. Additional vessel demand should be created with the addition of new drilling rigs and floating production units over the next few years that is referenced above, which should help minimize the negative effects of up to 615 new-build support vessels (platform supply vessels and anchor handlers only) being added to the offshore support vessel fleet. It is unknown at this time the full extent to which the global recession will influence the utilization of equipment currently in existence or the ultimate timing of delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction. Analysts have reported some offshore vessel construction contract cancellations as a result of the global recession and tight financial markets, which may influence the ultimate number of vessels built and delivered.

Fiscal 2010 First Quarter Business Highlights

During the first quarter of fiscal 2010, the company continued to focus on maintaining its competitive advantages, increasing its presence in international markets, and modernizing its vessel fleet in order to generate future earnings capacity. A key element of the company’s strategy continues to be the preservation of its strong cash position to support the construction of the industry’s largest fleet of new vessels.

The company’s consolidated net earnings for the first quarter of fiscal 2010 decreased 48%, or $40.3 million, due primarily to a $48.6 million provision for Venezuelan operations as disclosed in Note 6 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report. Excluding the provision for Venezuelan operations ($47.7 million after tax), the company’s consolidated net earnings for the first quarter of fiscal 2010 increased approximately 9%, or $7.4 million, over the net earnings generated during the same period of fiscal 2009, primarily due to lower vessel operating costs. The company recorded $326.6 million in revenues during the first quarter of fiscal 2010, which is a decrease of approximately $13.4 million, or 4%, over the revenue earned during the same period of fiscal 2009. The company’s international-based vessel revenues decreased a modest 1%, or $2.3 million, during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009, while the United States (U.S.) vessel revenues decreased approximately $15.7 million, or 39%, during the same comparative period. Other marine revenues increased approximately $4.5 million, or 38%, during the same comparative periods. International-based vessel operating costs decreased approximately 9%, or $14.4 million, while the company’s U.S.-based vessel operating costs decreased approximately 37%, or $8.7 million, during the same comparative period. Costs of other marine revenues increased approximately $4.3 million, or 41%, during the same comparative period. A significant portion of the company’s operations continue to be conducted internationally and the company’s international vessel operations continue to be the primary driver of its earnings. Revenues generated from international vessel operations as a percentage of the company’s total vessel revenues were 88% during the first quarter of fiscal 2010 as compared to 85% during the same period in fiscal 2009.

At June 30, 2009, the company had 384 owned or chartered vessels (excluding joint-venture and vessel withdrawn from service) in its fleet with an average age of 18.6 years. The average age of 147 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is five years. The remaining 237 vessels have an average age of 27 years. During the quarters ended June 30, 2009 and 2008, the company’s newer vessels generated $184.6 million and $165.8 million, respectively, of the consolidated revenues and accounted for 65% and 60%, respectively, of total vessel margin (vessel revenues less vessel operating expenses less vessel depreciation), while the older vessels generated $125.9 million and $162.6 million of revenues during the comparative periods, respectively, and accounted for the remaining 35% and 40% of vessel margin, respectively.

Results of Operations

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense and gain on asset dispositions) for the company’s vessel fleet and the related percentage of total revenue for the quarters ended June 30, 2009 and 2008 and for the quarter ended March 31, 2009. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

					Quarter
	Quarter Ended				Ended
	June 30,				March 31,
(In thousands)	2009	%	2008	%	2009	%
Revenues:
Vessel revenues:
International	$285,988	88%	288,269	85%	304,453	89%
United States	24,448	7%	40,102	12%	29,680	9%
	310,436	95%	328,371	97%	334,133	98%
Other marine revenues	16,173	5%	11,683	3%	7,484	2%
	$326,609	100%	340,054	100%	341,617	100%

Operating costs:
Vessel operating costs:
Crew costs	$82,752	25%	93,152	27%	82,785	24%
Repair and maintenance	25,634	8%	35,848	11%	22,134	6%
Insurance and loss reserves	4,676	1%	5,473	2%	847	<1%
Fuel, lube and supplies	12,842	4%	15,166	4%	15,133	4%
Vessel operating leases	1,749	1%	1,749	1%	1,749	1%
Other	25,998	8%	25,340	7%	24,809	7%
	153,651	47%	176,728	52%	147,457	43%
Costs of other marine revenues	14,700	5%	10,429	3%	6,191	2%
	$168,351	52%	187,157	55%	153,648	45%

The following table subdivides vessel operating costs presented above by the company’s United States and International segments and its related percentage of total revenue for the quarters ended June 30, 2009 and 2008 and for the quarter ended March 31, 2009.

					Quarter
	Quarter Ended				Ended
	June 30,				March 31,
(In thousands)	2009	%	2008	%	2009	%
Vessel operating costs:
International vessel operating costs:
Crew costs	$73,014	22%	78,064	23%	69,971	20%
Repair and maintenance	23,720	7%	31,896	9%	20,957	6%
Insurance and loss reserves	3,246	1%	3,628	1%	629	<1%
Fuel, lube and supplies	12,132	4%	14,488	4%	14,374	4%
Vessel operating leases	962	<1%	962	<1%	962	<1%
Other	25,467	8%	23,901	7%	24,104	7%
	138,541	42%	152,939	45%	130,997	38%
United States vessel operating costs:
Crew costs	$9,738	3%	15,088	4%	12,814	4%
Repair and maintenance	1,914	1%	3,952	1%	1,177	<1%
Insurance and loss reserves	1,430	<1%	1,845	1%	218	<1%
Fuel, lube and supplies	710	<1%	678	<1%	759	<1%
Vessel operating leases	787	<1%	787	<1%	787	<1%
Other	531	<1%	1,439	<1%	705	<1%
	15,110	5%	23,789	7%	16,460	5%
Total vessel operating costs	$153,651	47%	176,728	52%	147,457	43%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.2 million of billings as of June 30, 2009 ($6.1 million of billings as of March 31, 2009), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters ended June 30, 2009 and 2008 and March 31, 2009 consist of the following:

					Quarter
	Quarter Ended				Ended
	June 30,				March 31,
(In thousands)	2009	%	2008	%	2009	%
Vessel operating profit:
International	$49,892	15%	88,181	26%	123,558	36%
United States	2,629	1%	8,534	3%	5,803	2%
	52,521	16%	96,715	28%	129,361	38%
Corporate expenses	(9,901)	(3%)	(10,572)	(3%)	(9,395)	(3%)
Gain on asset dispositions, net	12,538	4%	10,387	3%	6,253	2%
Other marine services	1,048	<1%	1,025	<1%	1,087	<1%
Operating income	$56,206	17%	97,555	29%	127,306	37%
Foreign exchange loss	(2,586)	(1%)	(1,190)	(<1%)	(1,998)	(1%)
Equity in net earnings of unconsolidated companies	5,415	2%	4,196	1%	4,905	1%
Interest income and other, net	3,168	1%	1,899	1%	2,370	1%
Interest and other debt costs	(77)	(<1%)	(320)	(<1%)	(188)	(<1%)
Earnings before income taxes	$62,126	19%	102,140	30%	132,395	39%

International-based Operations

International-based vessel revenues decreased a modest 1%, or $2.3 million, during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, due to an approximate three percentage point decrease in total utilization rates on the vessels operating in international markets, despite an approximate 9% increase in average day rates. International-based vessel revenues decreased approximately 6%, or $18.5 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due to an approximate 3% decrease in average day rates and an approximate one percentage point decrease in total utilization resulting from weaker demand for the company’s vessels.

The company continued stacking and removing from its international-based active fleet vessels that could not find attractive charter hire contracts. At the beginning of the current quarter, the company had 46 international-based stacked vessels, 14 of which were sold during the current quarter. One previously stacked vessel returned to service. During the quarter ended June 30, 2009, the company stacked an additional 15 vessels for a total of 46 international-based stacked vessels as of June 30, 2009. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. The stacked international-based vessels depress utilization rates during the comparative periods because the stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates.

Revenues on the company’s international-based deepwater class of vessels increased approximately 14%, or $8.1 million, during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009, as a result of an approximate 6% increase in average day rates and an increase in the number of deepwater vessels operating in the international market resulting from the transfer of two vessels from the U.S. GOM and the delivery of three new deepwater vessels during the comparative periods. Utilization rates on the deepwater class of vessels decreased approximately six percentage points during the comparative periods. Revenues on this same class of vessel decreased approximately 4%, or $2.4 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due to an approximate 5% decrease in average day rates and an approximate four percentage point decrease in utilization rates (partially because one deepwater class vessel delivered to the company in late March 2009 did not have an immediate charter hire contract).

Revenues on the international-based towing supply/supply class of vessels decreased a modest 1%, or $2.1 million, during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 due to an approximate three percentage point decrease in utilization rates despite an approximate 7% increase in average day rates. Revenues on this same class of vessel decreased approximately 6%, or $11.2 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due to a 2% decrease in average day rates. Utilization rates were generally stable for the international-based towing supply/supply class of vessels.

The company’s international-based crew/utility class of vessels had a decrease in revenues of approximately 7%, or $1.8 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due to an approximate 10 percentage point drop in utilization rates and an approximate 5% increase in average day rates. Revenues on this same class of vessel increased approximately 6%, or $1.4 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due to a five percentage point increase in utilization rates and comparable average day rates.

The company’s international-based offshore tugs incurred a decrease in revenues of approximately 33%, or $5.3 million, during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, due to an approximate 13% decrease in average day rates. Utilization rates on the offshore tugs increased a modest one percentage point due to the sale of six stacked offshore tugs during fiscal 2009. Revenues on this same class of vessel decreased approximately 33%, or $5.1 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due to an approximate 13 percentage point decrease in utilization rates and an approximate 8% decrease in average day rates.

International-based vessel operating profit for the first quarter of fiscal 2010 decreased approximately 43%, or $38.3 million, as compared to the first quarter of fiscal 2009, primarily due to a $48.6 million provision for Venezuelan operations as disclosed in Note 6 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report. Excluding the provision for Venezuelan operations, the company’s international-based vessel operations increased approximately 12%, or $10.3 million, during the same comparative periods, due to a reduction in international-based vessel operating costs (primarily crew costs, repair and maintenance and fuel, lube and supply costs). International-based crew costs were approximately 7%, or $5.1 million, lower during the comparative periods because of fewer vessels operating internationally as a result of vessels sales. International-based repair and maintenance costs decreased approximately 26%, or $8.2 million, because there were fewer drydockings performed during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Depreciation expense, however, was approximately 11% higher during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009, due to the transfer of vessels from the U.S. GOM to international markets and to newly-constructed vessels that were added to the international-based fleet during fiscal 2009 and during the first quarter of fiscal 2010.

International-based vessel operating profit decreased approximately 60%, or $73.7 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, primarily due to a $48.6 million provision for Venezuelan operations as disclosed in Note 6 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report. Excluding the provision for Venezuelan operations, international-based vessel operating profit decreased approximately 20%, or $25.1 million, during the same comparative periods, primarily due to lower revenues and higher international-based vessel operating costs (primarily crew costs and repair and maintenance costs). Crew costs increased approximately 4%, or $3.0 million, due to retroactive wage increases in one international area and also due to the devaluation of the U.S. Dollar relative to currencies in which the company incurs operating costs. Repair and maintenance costs increased approximately 13%, or $2.8 million, because of an increase in the number of drydockings performed and because of an increase in the average cost per drydock during the comparative periods.

United States-based Operations

U.S.-based vessel revenues for the first quarter of fiscal 2010 decreased approximately 39%, or $15.7 million, as compared to the first quarter of fiscal 2009, due to a 14 percentage point decrease in total utilization as a result of a weak GOM market and due to the transfer of 10 vessels to international markets (including two deepwater vessels) at various times during fiscal 2009. U.S.-based vessel revenue for the first quarter of fiscal 2010 decreased approximately 18%, or $5.2 million, as compared to the fourth quarter of fiscal 2009 due to a seven percentage point decrease in utilization rates reflecting the deterioration of the macroeconomic environment in the GOM market.

In response to the deteriorating GOM market conditions, the company continued stacking and removing from its active fleet those vessels that could not find attractive charter hire contracts. At the beginning of the current quarter, the U.S. GOM had 15 stacked vessels, two of which were sold during the current quarter. During the quarter ended June 30, 2009, the company stacked an additional seven vessels for a total of 20 stacked vessels as of June 30, 2009. The depressed utilization rates in the current quarter are reflective of the reduced demand for vessels in the U.S. GOM and the stacking of additional vessels.

Revenues on the company’s U.S.-based deepwater class of vessels decreased approximately 22%, or $3.6 million, during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009, due to an approximate two percentage point drop in utilization rates, a modest 1% decrease in average day rates and the transfer of two deepwater vessels to international markets during the second quarter of fiscal 2009. Revenues on this same class of vessel increased 4%, or $0.5 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, as a result of stable average day rates and the addition of one deepwater vessel operating in the U.S. GOM during the comparative periods.

The company’s active U.S.-based towing supply/supply class of vessels, the company’s major income producing vessel class in the U.S. market, had a decrease in revenue of approximately 46%, or $8.2 million, during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009, due to an approximate 10 percentage point drop in utilization, an approximate 13% decrease in average day rates and due to the transfer of four towing-supply/supply vessels to international markets at various times during fiscal 2009. Revenue on this same class of vessels decreased approximately 31%, or $4.2 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due to an approximate 19% decrease in average day rates, an approximate three percentage point drop in utilization rates, and the transfer of two vessels to international markets during the fourth quarter of fiscal 2009.

Revenues on the company’s U.S.-based crew/utility class of vessels decreased approximately 70%, or $3.9 million, during the first quarter of fiscal 2010 as compared to the fourth quarters of fiscal 2009, due to the transfer of four crewboats to international markets at various time during fiscal 2009, an approximate 32 percentage point drop in utilization rates and a 17% decrease in average day rates. Revenues on the crew/utility class of vessel decreased approximately 48%, or $1.5 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due to an approximate 29 percentage point drop in utilization rates and an approximate 7% decrease in average day rates as a result of the current weakness in the U.S. GOM market.

U.S.-based operating profit decreased approximately $5.9 million, or 69%, during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, primarily due to lower revenues. Reductions in revenues were somewhat offset by an approximate 37%, or $8.7 million, decrease in operating costs (primarily crew costs and repair and maintenance costs) and an approximate 39%, or $1.8 million, decrease in depreciation expense resulting from fewer vessels operating in the U.S. GOM market during the comparative periods. Crew costs decreased approximately 36%, or $5.4 million, due to the transfer of vessels to international markets and to reductions in crew personnel and wage reductions for crews staffing the remaining active vessels. Repair and maintenance costs decreased approximately 52%, or $2.0 million, due to fewer drydockings being performed during the first quarter of fiscal 2010 as compared to the same period in fiscal 2009, and to stacking vessels and deferring scheduled maintenance on the respective vessels until economically justified.

U.S.-based operating profit decreased approximately $3.2 million, or 55%, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, due primarily to lower revenues. Reductions in revenues were somewhat offset by an approximate 8%, or $1.4 million, decrease in operating costs (primarily crew costs and repair and maintenance costs resulting from the continued stacking of vessels) and an approximate 22%, or $0.8 million, decrease in depreciation expense.

Other Items

Insurance and loss reserves expense decreased approximately 15%, or $0.8 million, during the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, as a result of the company’s improved safety record.

Gain on asset dispositions increased approximately 21%, or $2.2 million, for the first quarter of fiscal 2010 as compared to the same period in fiscal 2009, due to higher gains earned on the mix of vessels sold. Gain on asset dispositions increased approximately 101%, or $6.3 million, during the first quarter of fiscal 2010 as compared to the fourth quarter of fiscal 2009, because of a higher number of vessels sold during the current quarter.

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand, which in turn, is largely a function of the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2009 and 2008 and March 31, 2009:

	Quarter Ended June 30,		Quarter Ended March 31,
	2009	2008	2009

REVENUE BY VESSEL CLASS (in thousands):
International-based fleet:
Deepwater vessels	$66,398	58,284	68,821
Towing-supply/supply	182,896	184,959	194,074
Crew/utility	25,570	27,369	24,145
Offshore tugs	10,557	15,826	15,688
Other	567	1,831	1,725
Total	$285,988	288,269	304,453
United States-based fleet:
Deepwater vessels	$13,297	16,932	12,818
Towing-supply/supply	9,515	17,675	13,742
Crew/utility	1,636	5,495	3,120
Total	$24,448	40,102	29,680
Worldwide fleet:
Deepwater vessels	$79,695	75,216	81,639
Towing-supply/supply	192,411	202,634	207,816
Crew/utility	27,206	32,864	27,265
Offshore tugs	10,557	15,826	15,688
Other	567	1,831	1,725
Total	$310,436	328,371	334,133

UTILIZATION:
International-based fleet:
Deepwater vessels	77.6%	83.6	81.5
Towing-supply/supply	74.1	77.2	74.6
Crew/utility	75.7	86.1	71.0
Offshore tugs	54.2	53.4	66.8
Other	79.2	41.8	97.8
Total	73.2%	76.6	74.0
United States-based fleet:
Deepwater vessels	92.4%	94.9	98.5
Towing-supply/supply	39.4	49.8	42.3
Crew/utility	45.4	77.3	74.0
Total	49.0%	63.0	56.3
Worldwide fleet:
Deepwater vessels	79.9%	85.9	84.1
Towing-supply/supply	70.3	73.6	70.9
Crew/utility	72.6	84.7	71.4
Offshore tugs	54.2	53.4	66.8
Other	79.2	41.8	97.8
Total	70.7%	74.8	72.1

AVERAGE VESSEL DAY RATES:
International-based fleet:
Deepwater vessels	$26,287	24,728	27,628
Towing-supply/supply	12,518	11,660	12,787
Crew/utility	5,224	4,965	5,316
Offshore tugs	7,744	8,931	8,457
Other	9,679	9,893	9,802
Total	$12,194	11,221	12,559
United States-based fleet:
Deepwater vessels	$24,178	24,514	24,095
Towing-supply/supply	10,071	11,633	12,402
Crew/utility	4,997	6,010	5,352
Total	$13,418	12,835	13,351
Worldwide fleet:
Deepwater vessels	$25,910	24,679	27,006
Towing-supply/supply	12,396	11,658	12,760
Crew/utility	5,210	5,114	5,321
Offshore tugs	7,744	8,931	8,457
Other	9,679	9,893	9,802
Total	$12,282	11,396	12,626

The following tables compare vessels average day rates and day-based utilization percentages for the company’s U.S.-based fleet and International-based fleet and in total for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters ended June 30, 2009 and 2008 and March 31, 2009:

	Quarter Ended June 30,		Quarter Ended March 31,
	2009	2008	2009

AVERAGE VESSEL DAY RATES:
International-based fleet:
New vessels	$16,452	16,242	17,343
Traditional vessels	8,819	8,608	9,361
Total International-based fleet	$12,194	11,221	12,559
United States-based fleet:
New vessels	$17,896	14,647	15,074
Traditional vessels	10,055	11,017	11,863
Total U.S.-based fleet	$13,418	12,835	13,351
Total Worldwide Fleet	$12,282	11,396	12,626

UTILIZATION:
International-based fleet:
New vessels	86.5%	91.1	87.6
Traditional vessels	65.3	70.7	67.0
Total International-based fleet	73.2%	76.6	74.0
United States-based fleet:
New vessels	66.5%	83.9	83.2
Traditional vessels	41.0	50.4	44.0
Total U.S.-based fleet	49.0%	63.0	56.3
Total Worldwide Fleet	70.7%	74.8	72.1

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2009 and 2008 and for the quarter ended March 31, 2009:

	Quarter Ended June 30,		Quarter Ended March 31,
	2009	2008	2009
International-based fleet:
Deepwater vessels	35	31	34
Towing-supply/supply	217	226	226
Crew/utility	71	70	71
Offshore tugs	28	36	31
Other	1	5	2
Total	352	368	364
United States-based fleet:
Deepwater vessels	7	8	6
Towing-supply/supply	26	34	29
Crew/utility	8	13	9
Total	41	55	44
Owned or chartered vessels
included in marine revenues	393	423	408
Vessels withdrawn from service	9	19	11
Joint-venture and other	10	14	10
Total	412	456	429

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 66, 51 and 61 stacked vessels at June 30, 2009 and 2008 and at March 31, 2009, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2009 and March 31, 2009:

	June 30, 2009		March 31, 2009
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)

Vessels in active service	307	$1,539,048	342	$1,549,118
Stacked vessels	66	31,488	61	18,436
Vessels withdrawn from service	9	1,100	11	1,340
Marine equipment under construction		402,655		403,253
Other property and equipment		40,538		41,178
Totals	382	$2,014,829	414	$2,013,325

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During the first quarter of fiscal 2010, the company sold to third party operators or to scrap dealers 14 anchor handling towing supply vessels, 10 platform supply vessels and two crewboats. Two of the 26 vessels were sold from the U.S. GOM vessel fleet while 22 were sold from the international fleet. The remaining two vessels were sold from vessels previously withdrawn from service. Twenty-one vessels were sold to unaffiliated third-parties and five of the platform supply vessels were sold and leased back by subsidiaries of the company on June 30, 2009. A complete discussion regarding the sale/leaseback transactions is disclosed in the Footnote 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Also during the first fiscal quarter of fiscal 2010, 11 of the company’s vessels were nationalized by the Venezuelan government as disclosed in the Footnote 6 of Notes to Unaudited Condensed Consolidated Financial Statements, and therefore removed from the owned or chartered vessel count during the current quarter. Of the 11 nationalized vessels, three were platform supply vessels, four were offshore tugs, two were utility vessels and two were other type vessels.

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

Vessel Deliveries and Acquisitions

During the first quarter of fiscal 2010, the company took delivery of two anchor handling towing supply vessels, two platform supply vessels and one crewboat. The anchor handing towing supply vessels were constructed at two different international shipyards for a total approximate cost of $41.2 million and varied in size from 5,001 to 15,000 BHP. Two 230-foot deepwater class platform supply vessels were constructed for approximately $39.4 million and were built by an international shipyard. The crewboat, which was also constructed at an international shipyard, had a total approximate cost of $1.8 million.

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

Vessel Commitments at June 30, 2009

At June 30, 2009, the company is constructing 18 anchor handling towing supply vessels, varying in size from 5,000 brake horsepower (BHP) to 13,600 BHP, for a total capital commitment of approximately $344.0 million. Six different international shipyards are constructing the vessels. Four of the anchor handling towing supply vessels are large, deepwater class vessels. Scheduled deliveries for the 18 vessels began in July 2009, with the last vessel scheduled for delivery in January 2012. As of June 30, 2009, the company had expended $143.5 million for the construction of these vessels.

The company is also committed to the construction of four 230-foot, five 240-foot, two 266-foot and twelve 286-foot platform supply vessels for a total aggregate investment of approximately $574.1 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the two 266-foot deepwater class vessels. One international shipyard is constructing the four 230-foot vessels, while two different international shipyards are constructing the five 240-foot deepwater class vessels. Scheduled delivery for the four 230-foot vessels began in July 2009 with final delivery of the fourth vessel scheduled for January 2010. Expected delivery for the five 240-foot deepwater class vessels began in July 2009 with final delivery of the fifth 240-foot vessel scheduled for December 2009. The two 266-foot deepwater class vessels are scheduled for delivery in December 2009 and March of 2010. The twelve 286-foot deepwater class vessels are being constructed at an international shipyard and are expected to be delivered to the market beginning in November 2010 with final delivery of the twelfth 286-foot vessel scheduled for July of 2012. As of June 30, 2009, $214.7 million has been expended on these 23 vessels.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats for an aggregate cost of approximately $18.4 million. The vessels are being constructed at an international shipyard and are expected to be delivered in November 2009 and March of 2010. As of June 30, 2009, the company had expended $12.2 million for the construction of these two vessels.

The company is also committed to the construction of two offshore tugs for an aggregate cost of approximately $28.0 million. The offshore tugs are being constructed at an international shipyard and are expected to be delivered to the company in August and September of 2009. As of June 30, 2009, $22.2 million has been expended on these two offshore tugs.

Vessel Commitments Summary at June 30, 2009

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2009:

	International Built			U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Expended Through 6/30/09	Number of Vessels	Total Cost	Expended Through 6/30/09
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	4	$117,944	$ 73,222	—	—	—
Platform supply vessels	17	$460,143	$147,596	2	$64,179	$41,477
Replacement Fleet:
Anchor handling towing supply	14	$226,033	$ 70,322	—	—	—
Platform supply vessels	4	$49,835	$ 25,591	—	—	—
Crewboats and offshore tugs:
Crewboats	2	$18,385	$ 12,259	—	—	—
Offshore tugs	2	$27,991	$ 22,171	—	—	—
Totals	43	$900,331	$351,161	2	$64,179	$41,477

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended

Vessel class and type	09/09	12/09	03/10	06/10	09/10	Thereafter

Deepwater vessels:
Anchor handling towing supply	2	—	—	2	—	—
Platform supply vessels	2	4	1	—	—	12
Replacement Fleet:
Anchor handling towing supply	3	1	1	1	—	8
Platform supply vessels	1	2	1	—	—	—
Crewboats and offshore tugs:
Crewboats	—	1	1	—	—	—
Offshore tugs	2	—	—	—	—	—
Totals	10	8	4	3	0	20

(In thousands)
Expected quarterly cash outlay	$ 121,052	105,794	45,132	48,157	27,282	224,455 (A)

(A)	The $224,455 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $77,339 in the remaining quarters of fiscal 2011, $135,394 during fiscal 2012, and $11,722 during fiscal 2013.

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow, its $300.0 million senior unsecured notes, its revolving credit facility and various capitalized and operating lease arrangements. The company has $571.9 million remaining capital commitments on the 45 vessels currently under construction at June 30, 2009.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2009	%	2008	%	2009	%
Personnel	$20,195	6%	20,539	6%	20,256	6%
Office and property	4,645	1%	4,929	1%	4,837	1%
Sales and marketing	1,764	1%	2,153	1%	1,729	1%
Professional services	4,918	2%	4,820	1%	4,106	1%
Other	2,866	1%	2,667	1%	3,208	1%
Total	$34,388	11%	35,108	10%	34,136	10%

General and administrative expenses for the first quarter of fiscal 2010 as compared to the first quarter and fourth quarters of fiscal 2009 were reasonably comparable.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon oil and natural gas prices and ultimately the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash and cash equivalents, future net cash provided by operating activities and the company’s available line of credit provide the company, in management’s opinion, with adequate resources to meet its current liquidity requirements, including required payments on vessel construction currently in progress. At June 30, 2009, the entire amount of the company’s $300.0 million revolving line of credit was available for future financing or operating needs.

Dividends

The Board of Directors declared dividends of $12.9 million and $12.8 million, or $0.25 per share, for the quarters ended June 30, 2009 and 2008, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

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

In July 2009, the company amended its revolving credit facility, increasing the amount to $450.0 million and extending the maturity date to July 2012. Borrowings under the amended revolving credit facility bear interest at the company’s option at the greater of prime or the federal funds rate plus 2.0 to 3.0%, or Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The amended facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45 as compared to a maximum ratio of consolidated debt to total capitalization of 0.55 with the prior agreement. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company had $300.0 million outstanding of senior unsecured notes at June 30, 2009. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had an average remaining life of 3.60 years as of June 30, 2009. These notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%.

Share Repurchases

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors.

The company’s Board of Directors had previously authorized the company in July 2008 to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2009. Given the credit markets volatility over the past year, the company focused on preserving cash. As a result, no amounts were expended from inception of the July 2008 authorized program through its conclusion on June 30, 2009.

For the three-month period ended June 30, 2008, the company expended $53.6 million for the repurchase and cancellation of 915,900 common shares, or an average price paid per common share of $58.56, pursuant to a repurchase program authorized by the Board of Directors in July 2007. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008.

Operating Activities

Net cash provided by operating activities for any period fluctuates according to the level of business activity for the applicable period. For the three months ended June 30, 2009, net cash from operating activities was $70.4 million compared to $91.0 million for the three months ended June 30, 2008. Significant components of cash provided by operating activities for the three months ended June 30, 2009, include net earnings of $44.5 million, adjusted for non-cash items of $57.6 million and changes in working capital balances of $31.7 million.

Significant components of cash provided by operating activities for the three months ended June 30, 2008, include net earnings of $84.8 million, adjusted for non-cash items of $13.3 million and changes in working capital balances of $7.1 million.

Investing Activities

Investing activities for the quarter ended June 30, 2009, provided $5.7 million of cash, which is attributed to $97.9 million in proceeds from the sales of assets (of which $83.3 million resulted from the sale and leaseback of five vessels on June 30, 2009) offset by $92.2 million of additions to properties and equipment. Additions to properties and equipment were comprised of approximately $8.3 million in capitalized major repair costs, $83.2 million for the construction of offshore marine vessels and $0.7 million of other properties and equipment purchases.

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

Financing Activities

Financing activities for the quarter ended June 30, 2009, used $12.0 million of cash, which is primarily the result of $12.9 million used for the quarterly payment of common stock dividends of $0.25 per common share. Uses of cash were slightly offset by $0.8 million of proceeds from the issuance of common stock resulting from stock option exercises and $0.1 million tax benefit on stock options exercised during the quarter.

Financing activities for the quarter ended June 30, 2008, used $59.3 million of cash, which is primarily the result of $53.6 million used to repurchase the company’s common stock, $12.9 million used for the quarterly payment of common stock dividends of $0.25 per common share, and $0.3 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $6.1 million of proceeds from the issuance of common stock resulting from stock option exercises and $1.4 million tax benefit on stock options exercised during the quarter.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $3.4 million interest capitalized for the quarter ended June 30, 2009, was approximately $0.1 million. Interest and debt costs, net of $3.4 million interest capitalized for the quarter ended June 30, 2008, was approximately $0.3 million.

Total interest and debt costs incurred during the quarter ended June 30, 2009 was lower than the same period in fiscal 2009 because the relative-portion of interest cost capitalized during the quarter period ended June 30, 2009 was higher than the same period in fiscal 2009 due to an increase in the level of investments in the company’s new construction program during the comparative periods.

Other Liquidity Matters

Vessel Construction. The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and could require replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity, new borrowings or lease arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At June 30, 2009, the company had approximately $314.9 million of cash and cash equivalents. In addition, at June 30, 2009, the entire amount of the company’s $300.0 million revolving credit facility was available for future financing needs.

The company has experienced some delays in the expected deliveries of equipment for vessels currently under construction (as has the offshore supply vessel industry in general). While some of the equipment delays are abating, there has been a carryover effect from past delays and, as such, further delays are possible. In addition, shipyards constructing the company’s vessels may from time to time experience labor, legal or liquidity constraints that could impact vessel delivery schedules. Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Delays in the expected deliveries of any of these vessels could result in penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. At June 30, 2009, $4.9 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Supplemental Retirement Plan. Effective December 10, 2008, the supplemental plan was amended to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants currently receiving monthly benefit payments received lump sum distributions in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 was $8.7 million. A settlement loss, which is currently estimated to be $3.5 million, will be recorded in the second quarter of fiscal 2010.

Included in other assets at June 30, 2009, is $14.2 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of June 30, 2009, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at June 30, 2009 is after the effect of $2.1 million of after-tax unrealized losses ($3.3 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

Venezuelan Operations. The company has previously reported on the enactment of a May 2009 Venezuelan law that directed the government of Venezuela to take possession of certain assets of oil service companies doing business in Venezuela, and that, pursuant to that legislation, Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, had taken possession of 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region. At that time, PDVSA also took possession of the company’s shore-based facility adjacent to Lake Maracaibo, as well as certain other related assets. All 11 of the vessels continue to be operated exclusively by PDVSA. In addition, PDVSA is supplying all shore-based operational support to these vessels and has occupied the company’s Venezuelan subsidiary’s base adjacent to Lake Maracaibo.

Subsequent to the initial seizure of the 11 vessels, the company continued to operate four other vessels that served Petrosucre, a subsidiary of PDVSA, in another region of Venezuela, under a charter agreement that expired on June 30, 2009. At the expiration of the charter agreement, Petrosucre and the company discussed terms under which the vessels would continue to be made available to Petrosucre. The parties were unable to reach agreement, and, although the company informed Petrosucre that the vessels would no longer work until the contract issues were resolved, on or about July 10, 2009, Petrosucre took control of the four vessels and their crews. While Petrosucre has asserted that possession of the four vessels was properly taken under the May 2009 law, the company disputes that assertion. All four of the vessels continue to be operated exclusively by Petrosucre.

The new law requires the Venezuelan government to compensate the company for the assets that it expropriates by paying an amount equal to the book value of the assets less certain liabilities owed by the Venezuelan subsidiary to current and former employees and less an amount for any environmental liabilities from prior operations. However, no offer to purchase the vessels has been submitted by PDVSA to date. The company’s Venezuelan subsidiary continues its attempts to engage PDVSA to discuss compensation and the resolution of the outstanding receivables for services provided to PDVSA.

As a result of the May 2009 seizure by PDVSA of the 11 vessels and other assets discussed above, the company recorded a charge of $3.75 million, included in provision for Venezuelan operations in the accompanying condensed consolidated statement of earnings for the three months ended June 30, 2009, to write off the net book value of the assets seized. The June 30, 2009, net book value of the four other vessels over which Petrosucre took control in July 2009, is approximately $0.5 million. The company expects to write off the net book value of these assets in the quarter ending September 30, 2009, and currently has no additional vessels operating in Venezuela. The company’s estimate of the current fair market value of these assets and the seized business as a going concern substantially exceeds these amounts, and the company continues its attempts to engage PDVSA and Petrosucre to discuss compensation for the seized assets.

As a result of the asset seizures, the lack of further vessel operations with PDVSA related entities in Venezuela, and the continuing uncertainty of the timing and ultimate amount that the company will collect of its outstanding accounts receivable from PDVSA related entities, the company recorded a $44.8 million provision during the quarter ended June 30, 2009, to fully reserve accounts receivable due from PDVSA and Petrosucre. This provision is also included in provision for Venezuelan operations within the condensed consolidated statement of earnings. The company has not recorded any tax benefit related to the provisions for Venezuelan operations discussed above due to the uncertainty of the ultimate realization of any such benefit. The company believes that the outstanding receivables represent valid commercial claims under time charter agreements with PDVSA and Petrosucre and therefore it will continue to seek full compensation for the outstanding receivables.

Internal Investigation

A full discussion on the company’s internal investigation on its Nigerian operations is contained in Item 1 of this Form 10-Q.

Contractual Obligations and Other Commercial Commitments

On June 30, 2009, the company sold and leased back five of its vessels as disclosed in Footnote 8 to Notes to the Unaudited Consolidated Financial Statements and in the “Off Balance Sheet Arrangements” section below. The revised contractual obligations associated with all of the company’s existing bareboat charter lease payments over the remaining months of fiscal 2010 and the next four fiscal years and thereafter, and the effect such obligations are expected to have on the company’s liquidity and cash flows in future periods are as follows as of June 30, 2009:

(In thousands)	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	More Than 5 Years

Unrecorded contractual obligations:
Bareboat charter leases	$84,298	11,775	15,700	15,700	15,700	15,682	9,741

Vessel construction obligations	571,872	271,978	152,778	135,394	11,722	—	—

Total obligations	$656,170	283,753	168,478	151,094	27,422	15,682	9,741

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2009. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

June 2009 Sale/Leaseback

On June 30, 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter arrangements with the respective companies. The sale/leaseback transactions resulted in proceeds of approximately $83.3 million and a deferred gain of $30.7 million. The carrying value of the five vessels was $52.6 million at the date of sale. The company is accounting for the transaction as a sale/leaseback transaction with operating lease treatment and will expense periodic lease payments over a five year charter hire operating lease term, which will expire June 30, 2014.

Under the sale/leaseback agreement, the company has the option to purchase the five vessels at 75% of the original sales price or to cause the owners to sell the vessels whereby the company guarantees approximately 84% of the original lease value to the third-party companies. The company may repurchase the vessels prior to the end of the charter term with penalties of up to 5% assessed if purchased in years one and two of the five year lease. The company will recognize the deferred gain as income if it does not exercise its option to purchase the five vessels at the end of the operating lease term. If the company exercises its option to purchase these vessels, the deferred gain will reduce the vessel’s stated cost after exercising the purchase option.

As of June 30, 2009, the future minimum lease payments for these five vessels under the operating lease terms are as follows:

Fiscal year ending	Amount (In thousands)

Remaining nine months of 2010	$6,582
2011	8,776
2012	8,776
2013	8,776
2014	8,776
Thereafter	2,194

Total future lease payments	$43,880

March 2006 Sale/Leaseback

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $76.5 million and simultaneously entered into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market. Construction on these five vessels was completed at various times between March 2006 and March 2008, at which time the company sold the respective vessel and simultaneously entered into bareboat charter arrangements.

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment, and is expensing periodic lease payments. The company expensed $1.7 million during the quarters ended June 30, 2009 and 2008.

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

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on May 14, 2009, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 10 of Notes to the Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide, which led to increased pricing for both repair work and new construction work at shipyards. Also, until the recent global recession, the price of steel had increased dramatically due to increased worldwide demand for the metal. The price of steel is high by historical standards. Although prices have recently eased, with the reduced global demand of all commodities, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. If the price of steel rises, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately. In that regard, steel market participants have already announced that they will reduce steel output during calendar year 2009, which, in turn, could stabilize the price of steel, although that will depend upon many factors that will ultimately relate to worldwide demand for the product.

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

At June 30, 2009, the company had outstanding $300.0 million of senior unsecured notes that were issued on July 8, 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had an average remaining life of 3.60 years as of June 30, 2009. These notes can be retired prior to maturity without penalty. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2009 was estimated to be $292.8 million. Because the debt outstanding at June 30, 2009 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at June 30, 2009 of approximately $9.2 million and a 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at June 30, 2009 of approximately $9.6 million.

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

The company had no outstanding interest rate swaps at June 30, 2009 and 2008.

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

The company had six foreign exchange spot contracts outstanding at June 30, 2009, which totaled $3.1 million. All six spot contracts settled on July 2, 2009. The company had no spot contracts outstanding at June 30, 2008.

The company had no forward contracts outstanding at June 30, 2009 or March 31, 2009. At June 30, 2008 the company had one Singapore dollar and five Euro forward contracts outstanding. The Singapore dollar forward contract hedged the company’s foreign exchange exposure related to the final payment of a capital lease obligation, which totaled $12.0 million. The company was required, per the lease obligation, to make its remaining commitment, which totaled a U.S. dollar equivalent of approximately $11.0 million, in Singapore dollars. The five outstanding Euro forward contracts, which totaled $2.0 million, hedged the company’s foreign exchange exposure related to the construction of two crewboats. The construction commitment totaled a U.S. dollar equivalent of approximately $3.4 million. At June 30, 2008, the combined change in fair value on the six forward contracts was approximately $0.4 million, of which $0.1 million was recorded as an increase to earnings during the quarter ended June 30, 2008, because the forward contracts do not qualify as hedge instruments. All changes in fair value of the forward contracts are recorded in earnings.

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. The company generally does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in United States dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. In addition, where possible, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams. Discussions related to the company’s currency risk associated with receivables generated by the Venezuelan operations are disclosed in the “Liquidity, Capital Resources and Other Matters” section of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on May 14, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors.

The company’s Board of Directors had previously authorized the company in July 2008 to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program expired on June 30, 2009. Given the credit markets volatility over the past year, the company focused on preserving cash. As a result, no amounts were expended from inception of the July 2008 authorized program through its conclusion on June 30, 2009.

For the three-month period ended June 30, 2008, the company expended $53.6 million for the repurchase and cancellation of 915,900 common shares, or an average price paid per common share of $58.56, pursuant to a repurchase program authorized by the Board of Directors in July 2007. The Board of Directors’ authorization for this repurchase program expired on June 30, 2008.

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

TIDEWATER INC.
(Registrant)
Date: July 29, 2009	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer
Date: July 29, 2009	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer
Date: July 29, 2009	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.