Form 10-Q
period 2009-09-30
TIDEWATER INC
filed 2009-10-29
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

51,707,721 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 23, 2009. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL	STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	September 30, 2009	March 31, 2009
Current assets:
Cash and cash equivalents	$295,655	250,793
Trade and other receivables, net	333,303	328,566
Marine operating supplies	43,331	48,727
Other current assets	13,181	6,365
Total current assets	685,470	634,451
Investments in, at equity, and advances to unconsolidated companies	33,878	37,221
Properties and equipment:
Vessels and related equipment	3,263,720	3,238,674
Other properties and equipment	81,975	81,689
	3,345,695	3,320,363
Less accumulated depreciation and amortization	1,255,635	1,307,038
Net properties and equipment	2,090,060	2,013,325
Goodwill	328,754	328,754
Other assets	95,055	60,053
Total assets	$3,233,217	3,073,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$25,000	---
Accounts payable	51,637	51,530
Accrued expenses	118,922	111,153
Accrued property and liability losses	5,767	5,521
Other current liabilities	44,925	35,146
Total current liabilities	246,251	203,350
Long-term debt	275,000	300,000
Deferred income taxes	205,920	201,200
Accrued property and liability losses	14,470	8,035
Other liabilities and deferred credits	122,882	116,541

Commitment and contingencies (Note 6)

Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 51,707,721 shares at September and 51,696,245 shares at March	5,170	5,169
Other stockholders’ equity	2,363,524	2,239,509
Total stockholders’ equity	2,368,694	2,244,678
Total liabilities and stockholders’ equity	$3,233,217	3,073,804

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Vessel revenues	$294,563	344,637	604,999	673,008
Other marine revenues	961	2,192	17,134	13,875
	295,524	346,829	622,133	686,883
Costs and expenses:
Vessel operating costs	157,526	175,371	311,177	352,099
Costs of other marine revenues	882	1,315	15,582	11,744
Depreciation and amortization	32,260	30,657	63,909	61,278
General and administrative	37,686	35,315	72,074	70,423
Provision for Venezuelan operations	517	---	49,070	---
Gain on assets dispositions, net	(5,374)	(5,851)	(17,912)	(16,238)
	223,497	236,807	493,900	479,306
Operating income	72,027	110,022	128,233	207,577
Other income (expenses):
Foreign exchange (loss) gain	(2,252)	2,487	(4,838)	1,297
Equity in net earnings of unconsolidated companies	5,557	3,798	10,972	7,994
Interest income and other, net	502	1,425	3,670	3,324
Interest and other debt costs	(450)	(108)	(527)	(428)
	3,357	7,602	9,277	12,187
Earnings before income taxes	75,384	117,624	137,510	219,764
Income tax (benefit) expense	(22,801)	22,193	(5,157)	39,557
Net earnings	$98,185	95,431	142,667	180,207

Basic earnings per common share	$1.91	1.86	2.78	3.51

Diluted earnings per common share	$1.90	1.85	2.77	3.49

Weighted average common shares outstanding	51,371,295	51,246,848	51,366,826	51,394,460
Incremental common shares from stock options	234,171	239,236	216,718	267,346
Adjusted weighted average common shares	51,605,466	51,486,084	51,583,544	51,661,806

Cash dividends declared per common share	$0.25	0.25	0.50	0.50

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2009	2008

Operating activities:
Net earnings	$142,667	180,207
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	63,909	61,278
Provision (benefit) for deferred income taxes	(14,215)	(4,890)
Reversal of liabilities for uncertain tax positions	(34,284)	---
Gain on asset dispositions, net	(17,912)	(16,238)
Provision for Venezuelan operations	49,070	---
Equity in earnings of unconsolidated companies, net of dividends	3,343	(1,574)
Compensation expense - stock-based	4,936	6,152
Excess tax benefits on stock options exercised	(194)	(1,438)
Changes in assets and liabilities, net:
Trade and other receivables	(41,329)	(25,723)
Marine operating supplies	5,396	(8,315)
Other current assets	(6,816)	(6,644)
Accounts payable	107	(8,599)
Accrued expenses	6,448	(502)
Accrued property and liability losses	246	(187)
Other current liabilities	8,694	19,143
Other liabilities and deferred credits	(4,589)	1,311
Other, net	(644)	721
Net cash provided by operating activities	164,833	194,702
Cash flows from investing activities:
Proceeds from sales of assets	23,216	20,638
Proceeds from sales/leaseback of assets	101,755	---
Additions to properties and equipment	(212,532)	(259,845)
Other	---	312
Net cash used in investing activities	(87,561)	(238,895)
Cash flows from financing activities:
Principal payments on capitalized lease obligations	---	(10,059)
Proceeds from exercise of stock options	962	6,548
Cash dividends	(25,859)	(25,753)
Stock repurchases	---	(53,634)
Excess tax benefits on stock options exercised	194	1,438
Debt issuance costs	(7,707)	---
Net cash used in financing activities	(32,410)	(81,460)
Net change in cash and cash equivalents	44,862	(125,653)
Cash and cash equivalents at beginning of period	250,793	270,205
Cash and cash equivalents at end of period	$295,655	144,552
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,163	6,970
Income taxes	$29,568	29,833

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Financial Statements

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

The consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. The company uses the equity method to account for equity investments over which the company exercises significant influence but does not exercise control and is not the primary beneficiary. All per share information included in this document are on a diluted earnings per share basis.

Certain previously reported amounts have been reclassified to conform to the September 30, 2009 presentation.

(2)	Stockholders’ Equity

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors. No amounts were expended during the quarter ended September 30, 2009.

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

During the quarter ended June 30, 2008, the company expended $53.6 million to repurchase and cancel 915,900 common shares, or an average price paid per common share of $58.56 pursuant to a repurchase program authorized by the Board of Directors in July 2007. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53.

Dividend Program

The Board of Directors declared dividends of $12.9 million and $25.9 million, or $0.25 and $0.50 per share, for the quarter and the six-month period ended September 30, 2009, respectively. The Board of Directors declared dividends of $12.9 million and $25.7 million, or $0.25 and $0.50 per share, for the quarter and the six-month period ended September 30, 2008, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarter and the six-month period ended September 30, 2009, was a negative 30.25% and a negative 3.75%, respectively. The effective tax rate applicable to pre-tax earnings, for the quarter and the six-month period ended September 30, 2008, was 18.9% and 18%, respectively. The decrease in the effective tax rate during the quarter and the six-month period ended September 30, 2009, as compared to the same periods in fiscal 2009, is primarily attributable to the successful resolution by the company of a tax dispute with the Internal Revenue Service as described below. The effective tax rate was higher during the six months ended September 30, 2009 as compared to the quarter ended September 30, 2009, due to the company’s decision to record, in the quarter ended June 30, 2009, a provision to fully reserve for receivables related to the company’s Venezuelan operations as disclosed in Note 6.

The company’s balance sheet at September 30, 2009 reflects $17.9 million of tax liabilities for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Income Taxes Topic Accounting Standards Codification (ASC) 740. The liabilities are attributable to a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $12.9 million of unrecognized tax benefits related to a state tax issue, including interest of $1.2 million. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

In January 2008, the U.S. District Court for the Eastern District of Louisiana issued its final ruling in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. In March of 2008, the IRS appealed the verdict to the Fifth Circuit Court of Appeals, which in April of 2009, affirmed the District Court’s judgment. The IRS has chosen not to file a petition for review with the United States Supreme Court resulting in final resolution of the issue in the company’s favor in July 2009. The tax benefit related to the issue is approximately $34.3 million, or $0.66 per common share, as of September 30, 2009, which primarily includes a reversal of previously recorded liabilities for uncertain tax positions and interest income on the judgment.

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2002. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Included in other current liabilities at September 30, 2009 and March 31, 2009 are taxes payable (primarily income) of $35.7 million and $24.8 million, respectively.

(4)	Employee Benefit Plans

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The company contributed $4.2 million and $4.7 million to the defined benefit pension plan during the quarter and the six-month period ended September 30, 2009, respectively, and expects to contribute an additional $0.2 million to the plan during the remainder of the current fiscal year. The company contributed $0.4 million and $3.1 million to the defined benefit pension plan during the quarter and the six-month period ended September 30, 2008, respectively.

The company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. The supplemental plan was amended in December 2008 to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants received a lump sum distribution in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 was $8.7 million.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A settlement loss of $3.6 million was recorded in general and administrative expenses during the quarter ended September 30, 2009.

Included in other assets at September 30, 2009, is $15.2 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of September 30, 2009, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at September 30, 2009 is after the effect of $1.4 million of after-tax unrealized losses ($2.1 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Pension Benefits:
Service cost	$229	265	440	530
Interest cost	1,133	1,150	2,434	2,300
Expected return on plan assets	(576)	(635)	(1,152)	(1,270)
Amortization of prior service cost	10	3	20	6
Recognized actuarial loss	325	400	700	800
Net periodic benefit cost	$1,121	1,183	2,442	2,366

Other Benefits:
Service cost	$251	281	502	562
Interest cost	537	514	1,074	1,028
Amortization of prior service cost	(502)	(496)	(1,004)	(992)
Recognized actuarial loss	114	268	228	536
Net periodic benefit cost	$400	567	800	1,134

(5)	Debt

Revolving Credit Agreement

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Debt Notes

The company had $300.0 million outstanding of senior unsecured notes at September 30, 2009. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 3.35 years as of September 30, 2009. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at September 30, 2009 was estimated to be $303.7 million.

Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and six-month period ended September 30, 2009, was approximately $0.4 million and $0.5 million, respectively. Interest costs capitalized, for the quarter and six-month period ended September 30, 2009, was approximately $4.2 million and $7.7 million, respectively.

Interest and debt costs incurred, net of interest, capitalized for the quarter and six-month period ended September 30, 2008, was approximately $0.1 million and $0.4 million, respectively. Interest costs capitalized, for the quarter and six-month period ended September 30, 2008, was approximately $3.5 million and $6.9 million, respectively.

(6)	Commitments and contingencies

Vessel Commitments

At September 30, 2009, the company had commitments to build 38 vessels at a total cost of approximately $892.7 million, which includes contract costs and other incidental costs. The company is committed to the construction of 13 anchor handling towing supply vessels ranging between 5,150 to 13,600 brake horsepower (BHP), 21 platform supply vessels, two crewboats, one offshore tug and one multi-purpose ROV supply vessel. Scheduled delivery for these vessels began in October 2009 with delivery of the final vessel in July 2012. The company has $553.9 million of remaining capital commitments on the 38 vessels currently under construction at September 30, 2009.

The company’s vessel construction program has been designed to replace over time the older vessels of the company’s fleet with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and could require replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity, new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years.

The company has experienced occasional delays in the delivery of equipment for vessels currently under construction (as has the offshore supply vessel industry in general). While the frequency of these equipment delays has abated, similar delays in the future are possible. Furthermore, the company is currently experiencing more pronounced delays in vessel construction progress at shipyards in Brazil and India. The company continues to work diligently to ensure as timely delivery as possible of these vessels, but further delay is possible. Management currently believes, however, that the vessels experiencing delays in Brazilian and Indian shipyards will ultimately be completed and delivered.

The company generally requires shipyards to provide third party credit support in the event that vessels are not ultimately completed and delivered. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees issued by major financial institutions residing in the country of shipyard. While the company endeavors to reduce its shipyard

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk through payment and other contract terms with the shipyard and other counterparties.

From time to time, certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Late delivery of any of these vessels would result in penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties, would not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Venezuelan Operations

The company has previously reported the enactment of a May 2009 Venezuelan law that directed the government of Venezuela to take possession of certain assets of oil service companies doing business in Venezuela, and that, pursuant to that legislation, Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, had taken possession of (a) 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region, (b) the company’s shore-based facility adjacent to Lake Maracaibo and (c) certain other related assets. The company also previously reported that Petrosucre, a subsidiary of PDVSA, took control of four additional company vessels in July 2009. The company no longer operates these assets nor provides support for their operations, and no longer has any other vessels operating in Venezuela.

As a result of the May 2009 seizure by PDVSA of the 11 vessels and other assets discussed above, the company recorded a charge of $3.75 million ($2.9 million after tax, or $0.06 per common share), during the quarter ended June 30, 2009, to write off the net book value of the assets seized. As a result of the July 2009 vessel seizures by Petrosucre, the company recorded a charge of $0.5 million ($0.4 million after tax, or $0.01 per common share) during the quarter ended September 30, 2009. Both of these charges are included in provision for Venezuelan operations in the accompanying condensed consolidated statement of earnings.

As a result of the asset seizures, the lack of further vessel operations with PDVSA related entities in Venezuela, and the continuing uncertainty of the timing and amount that the company will collect of its outstanding accounts receivable from PDVSA related entities, the company recorded a $44.8 million ($44.8 million after tax, or $.87 per common share) provision during the quarter ended June 30, 2009, to fully reserve accounts receivable due from PDVSA and Petrosucre.

The company’s Venezuelan subsidiary continues its attempts to engage PDVSA to discuss compensation for the seized vessels and the resolution of the outstanding receivables for services provided to PDVSA and Petrosucre. The company also continues to evaluate its other alternatives to obtain appropriate compensation for the assets and business seized, and resolution of the outstanding receivable from PDVSA and Petrosucre.

Internal Investigation

The company has previously reported that special counsel engaged by the company’s Audit Committee to conduct an internal investigation into certain FCPA matters has now completed its investigation and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported in earlier periodic filings of the company. Throughout the investigation, the company, on its own initiative and in response to special counsel’s observations and recommendations, has worked diligently to upgrade its overall compliance posture and implement a more robust company-wide FCPA compliance and training program.

During the course of the investigation, special counsel has periodically provided the Department of Justice and the Securities and Exchange Commission with informational updates. As part of its continuing cooperation with these agencies, the company entered into separate agreements with both the Department of Justice and the Securities and Exchange Commission effective as of January 10, 2008 to toll certain statutes of limitations. These agreements, as amended, toll these statutes of limitations through January 10, 2010. The agreements

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with both agencies expressly provide that they do not constitute an admission by the company of any facts or of any wrongdoing. The company does not know, and is unable to predict, whether either agency will separately pursue legal or administrative action against the company or any of its employees, what potential remedies or sanctions these agencies may seek, and what the time frame for resolution of this matter may be. Further, the company is unable at this time to estimate the range of any monetary exposure associated with potential remedies or sanctions. From time to time, these agencies have requested certain documents and information from the company related to several of the matters covered by the internal investigation. The company has voluntarily cooperated with those requests. Special counsel expects to have additional meetings with the agencies as appropriate in connection with the resolution of this matter.

Based on the findings of the investigation reported to the company and the Audit Committee to date, as well as to the government authorities, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of September 30, 2009. Should additional information be obtained that any potential liability is probable and reasonably estimable the company will record such liability at that time. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. At September 30, 2009, $4.6 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports or the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(7)	Fair Value Measurements

The company follows the provisions of the Fair Value Measurements and Disclosures Topic, ASC 820, for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value. The fair value should be calculated based on assumptions that market participants would use in pricing assets and liabilities and not on assumptions specific to the entity. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs that are not corroborated by market data

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company measures and records at fair value investments held by participants in a supplemental executive retirement plan, a deferred supplemental savings plan and a multinational savings plan. These investments are valued based on quoted market prices (Level 1) and were carried at $25.5 million and $19.7 million at September 30, 2009 and March 31, 2009, respectively.

Financial Instruments

The company’s primary financial instruments consist of cash and cash equivalents, trade receivables and trade payables whose book values are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized.

The company had six foreign exchange spot contracts outstanding at September 30, 2009, which totaled $1.7 million. All six spot contracts settled by October 2, 2009. The company had no spot contracts outstanding at September 30, 2008.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

The company had no forward contracts outstanding at September 30, 2009 or March 31, 2009. At September 30, 2008, the company had four Euro forward contracts outstanding totaling $1.5 million, which hedged the company’s foreign exchange exposure relating to the construction commitment of two crewboats at an international shipyard that totaled a U.S. dollar equivalent of approximately $3.4 million. The combined change in fair value of these four forward contracts at September 30, 2008 was approximately $0.1 million, all of which was recorded as a charge to earnings during the quarter ended September 30, 2008, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

(8)	Sale/Leaseback Arrangements

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter arrangements with the respective companies. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into bareboat charter arrangement with the respective company.

The sale/leaseback transactions resulted in proceeds of approximately $101.8 million and a deferred gain of $39.6 million. The carrying value of the six vessels was $62.2 million at the dates of sale. The leases on the five vessels sold in June 2009 will expire on June 30, 2014 and the lease on the vessel sold in July 2009 will expire on July 30, 2014. The company is accounting for the transaction as a sale/leaseback transaction with operating lease treatment and will expense periodic lease payments over the five year charter hire operating lease terms.

Under the sale/leaseback agreements, the company has the option to purchase the six vessels at 75% of the original sales price or to cause the owners to sell the vessels whereby the company guarantees approximately 84% of the original lease value to the third-party companies. The company may repurchase the vessels prior

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to the end of the charter term with penalties of up to 5% assessed if purchased in years one and two of the five year lease. The company will recognize the deferred gain as income if it does not exercise its option to purchase the six vessels at the end of the operating lease term. If the company exercises its option to purchase these vessels, the deferred gain will reduce the vessel’s stated cost after exercising the purchase option.

As of September 30, 2009, the future minimum lease payments for these six vessels under the operating lease terms are as follows:

Fiscal year ending	Amount (In thousands)
Remaining six months of 2010	$5,351
2011	10,702
2012	10,702
2013	10,703
2014	10,703
Thereafter	2,836
Total future lease payments	$50,997

(9)	Accrued Expenses and Other Liabilities and Deferred Credits

A summary of accrued expenses at September 30, 2009 and March 31, 2009 are as follows:

(In thousands)	September 30, 2009	March 31, 2009
Payroll and related payables	$40,686	36,769
Commissions payable	14,369	16,364
Accrued vessel major repairs and maintenance costs	6,787	4,755
Other accrued vessel expenses	34,285	31,169
Accrued fuel expense	10,910	9,571
Incentive plans	3,851	9,892
Accrued interest expense	2,182	2,177
Other accrued expenses	5,852	456
	$118,922	111,153

A summary of other liabilities and deferred credits at September 30, 2009 and March 31, 2009 are as follows:

(In thousands)	September 30, 2009	March 31, 2009
Postretirement benefits liability	$29,060	28,540
Pension liability	29,439	37,497
Deferred gain on vessel sales	39,568	---
Income taxes	6,924	35,474
Other	17,891	15,030
	$122,882	116,541

(10)	Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In June 2009, the FASB revised the Generally Accepted Accounting Principles (GAAP) Topic, ASC 105, to establish a hierarchy of GAAP to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The amended provisions of ASC 105 are effective for interim and annual periods ending after September 15, 2009. The company adopted the provisions of ASC 105

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effective September 30, 2009, and it did not have a material impact on the company’s consolidated financial position, results of operations or cash flows; however, the company is disclosing codification citations in place of corresponding references to legacy accounting pronouncements.

In May 2009, the FASB issued the Subsequent Events Topic, ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The company adopted the provisions of ASC 855 effective June 30, 2009, and it did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB revised the Financial Instruments Topic, ASC 825-10-65, to require disclosures about fair value of financial instruments in interim financial statements. ASC 825-10-65 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted the disclosure requirements of ASC 825-10-65 on June 30, 2009. The adoption of ASC 825-10-65 resulted in increased disclosures in our interim periods and had no impact on the company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB revised the Consolidation Topic, ASC 810, to establish new accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, ASC 810 requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The company adopted the provisions of ASC 810 effective April 1, 2009, and it did not have a material impact on the company’s results of operations, cash flows or financial position.

In December 2007, the FASB revised the Business Combinations Topic, ASC 805, to establish principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This topic also established disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB revised ASC 805-20 to establish a model to account for certain pre-acquisition contingencies. Under the revised ASC 805-20, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in the Contingencies Topic, ASC 450. The company adopted the revised provisions of ASC 805 effective April 1, 2009, and it did not have a material impact on the company’s financial position, results of operations or cash flows. The company adopted the provisions of ASC 805-20 effective July 1, 2009, which applies prospectively to business combinations completed on or after that date. The impact of the adoption ASC 805-20 will depend on the nature of acquisitions completed after the date of adoption.

(11)	Subsequent Events

Subsequent to September 30, 2009, the company committed to acquire one offshore tug for a total approximate cost of $8.0 million. The company’s subsequent events footnote has been updated through the issuance of this report on October 29, 2009.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)	Segment and Geographic Distribution of Operations

The company follows the disclosure requirements of Segment Reporting Topic, ASC 280-10-50, and operates in two business segments: International and United States. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and the six-month periods ended September 30, 2009 and 2008. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine services relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2009	2008	2009	2008
Revenues:
Vessel revenues:
International	$271,898	304,635	557,886	592,904
United States	22,665	40,002	47,113	80,104
	294,563	344,637	604,999	673,008
Other marine revenues	961	2,192	17,134	13,875
	$295,524	346,829	622,133	686,883
Marine operating profit:
Vessel activity:
International	$78,590	104,335	128,482	192,517
United States	1,214	9,956	3,843	18,489
	79,804	114,291	132,325	211,006
Corporate expenses	(13,042)	(10,821)	(22,943)	(21,393)
Gain on asset dispositions, net	5,374	5,851	17,912	16,238
Other marine services	(109)	701	939	1,726
Operating income	$72,027	110,022	128,233	207,577
Foreign exchange (loss) gain	(2,252)	2,487	(4,838)	1,297
Equity in net earnings of unconsolidated companies	5,557	3,798	10,972	7,994
Interest income and other, net	502	1,425	3,670	3,324
Interest and other debt costs	(450)	(108)	(527)	(428)
Earnings before income taxes	$75,384	117,624	137,510	219,764
Depreciation and amortization:
Marine
International	$29,249	26,174	57,838	51,945
United States	2,692	4,135	5,432	8,630
General corporate	319	348	639	703
	$32,260	30,657	63,909	61,278
Additions to properties and equipment:
Marine
International	$110,176	121,488	192,621	245,147
United States	10,044	8,670	19,468	14,574
General corporate	140	30	443	124
	$120,360	130,188	212,532	259,845

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at September 30, 2009 and March 31, 2009:

(In thousands)	September 30, 2009	March 31, 2009
Total assets:
Marine:
International	$2,486,071	2,322,205
United States	544,433	610,340
	3,030,504	2,932,545
Investments in and advances to unconsolidated Marine companies	33,878	37,221
	3,064,382	2,969,766
General corporate	168,835	104,038
	$3,233,217	3,073,804

The following table discloses the amount of revenue for the company’s International and United States segments, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and six-month periods ended September 30, 2009 and 2008:

	Quarter Ended September 30,				Six Months Ended September 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%
REVENUES BY VESSEL CLASS:
International-based fleet:
Deepwater vessels	$71,015	24%	67,642	20%	137,413	23%	125,926	19%
Towing-supply/supply	169,152	57%	193,415	56%	352,048	58%	378,374	56%
Crew/utility	22,393	8%	26,709	8%	47,963	8%	54,078	8%
Offshore tugs	9,338	3%	14,993	4%	19,895	3%	30,819	5%
Other	---	---	1,876	1%	567	<1%	3,707	1%
Total	$271,898	92%	304,635	88%	557,886	92%	592,904	88%
United States-based fleet:
Deepwater vessels	$14,714	5%	16,099	5%	28,011	5%	33,031	5%
Towing-supply/supply	7,342	2%	18,644	5%	16,857	3%	36,319	5%
Crew/utility	609	<1%	5,259	2%	2,245	<1%	10,754	2%
Total	$22,665	8%	40,002	12%	47,113	8%	80,104	12%
Worldwide fleet:
Deepwater vessels	$85,729	29%	83,741	24%	165,424	27%	158,957	24%
Towing-supply/supply	176,494	60%	212,059	62%	368,905	61%	414,693	62%
Crew/utility	23,002	8%	31,968	9%	50,208	8%	64,832	10%
Offshore tugs	9,338	3%	14,993	4%	19,895	3%	30,819	5%
Other	---	---	1,876	1%	567	<1%	3,707	1%
Total	$294,563	100%	344,637	100%	604,999	100%	673,008	100%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended September 30, 2009 and 2008, and of cash flows for the six-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

October 29, 2009

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Business

The company provides offshore service vessels and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater is one of the most internationally diverse companies in the offshore energy industry with over five decades of international experience and, at September 30, 2009, had 398 vessels (including joint-venture vessels and vessels withdrawn from service) servicing the energy industry. The company’s revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet. Like other energy service companies, the level of the company’s business activity is driven by the level of drilling and exploration activity by our customers. Their activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on respective levels of supply and demand for crude oil and natural gas.

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

Fleet size, fleet composition, geographic areas of operation and the supply and demand for marine personnel are the major factors which affect overall crew costs. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. The company believes that competition for skilled crew personnel may again intensify, particularly in international markets, as, according to ODS-Petrodata, 571 new-build support vessels are currently under construction, although the number and timing of delivery of new-build support vessels is currently in question given the global recession and tight financial markets, which may influence the ultimate number of vessels built and delivered. If competition for personnel intensifies, the company’s crew costs will likely increase.

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and safety and inspection drydockings mandated by regulatory agencies. A certain number of drydockings are required within a given period to meet regulatory requirements. Drydocking costs are incurred only if the company believes a drydocking can be justified economically, taking into consideration the vessel’s age, physical condition and future marketability. If the company elects to forego a required drydocking, the company will either stack or sell the vessel, as it is not permitted to work without currently valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking cost, but also continues to incur vessel operating and vessel depreciation costs. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, drydockings take on an increased importance to the company and its financial performance. The company’s older vessels require more frequent and more expensive repair and drydockings, while some of its vessels built after 2000 are now experiencing their first or second required regulatory drydockings. Conversely, as the company continues to stack vessels, the number of drydockings in any period could decline. The combination of these factors can affect the company’s expenditures for drydockings and can incrementally increase the volatility of the company’s operating revenues and operating costs, thus making period-to-period comparisons more difficult. Although the company attempts to efficiently manage its fleet drydocking schedule to minimize any disruptive effect on its revenues and costs, inflationary pressures on shipyard pricing experienced in recent years, and the heavy workloads at the shipyards, resulted in increased drydocking costs and increased days off hire at shipyards (thereby, increasing the company’s loss of revenue on the drydocked vessel). The company cannot predict if the drydocking situation will improve in the foreseeable future. If there is no improvement, the company expects that the timing of drydockings in the future will result in continued quarterly volatility in repair and maintenance costs and loss in revenue. Fuel and lube costs can also fluctuate in any given period depending on the number of vessel mobilizations that occur.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and the cost of insurance, and can fluctuate from time to time. The company’s vessels are generally insured for their estimated market value against damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel.

The company also incurs vessel operating costs which are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other costs. Brokers’ commission costs are incurred primarily in the company’s international operations where brokers assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary vessel importation fees.

The company has previously reported in its periodic filings that it was in discussions with Sonangol, the national oil company of Angola, regarding a Sonangol proposal to increase its control over Sonatide Marine Services Ltd., an Angolan joint venture between Sonangol and a Tidewater subsidiary. The company has an indirect 49% ownership interest in Sonatide. The company has reached agreement with Sonangol on certain amendments to the joint venture agreement that will increase Sonangol’s control over the operations of Sonatide. Sonangol and the company, however, continue to have dialogue regarding additional changes proposed by Sonangol to Sonatide’s practices and procedures that, if adopted, would further Sonangol’s control over Sonatide’s day-to-day operations, including treasury functions. Discussions continue as the parties seek to reach an amicable resolution of these additional issues, consistent with all legal requirements; however, no assurance can be given that agreement between the parties will be reached on these issues. The consequences of failing to reach agreement on these remaining matters are not currently known, but the failure to reach agreement could impair the company’s ability to continue to compete effectively for business in Angola in the future. More Tidewater vessels are deployed in Angola than in any of Tidewater’s other countries of operation, and a significant portion of revenues derived from the company’s largest customer, Chevron, are derived through the company’s operations in Angola.

Macroeconomic Environment and Outlook

Worldwide demand for oil and gas dropped precipitously and energy prices sharply declined during the last half of calendar 2008 as a result of a global economic recession. One year later, there are some early signs that economic improvement is underway; however, the pace of improvement has been slow. The company is evaluating the current trends in the global economy to determine how these trends are affecting the development plans of exploration and production (E&P) companies and global demand for its offshore vessels. The company is also evaluating the impact the global recession and instability in credit and capital markets have on the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. Assessing the current situation is challenging given the tenuous state of the global economy and the financial and commodity markets. During the first half of fiscal 2010, the global recession resulted in a decrease in demand for offshore support vessel services primarily in the United States (U.S.) Gulf of Mexico (GOM), leading to an industry-wide reduction in charter rates and utilization rates on vessels operating in the U.S. GOM. Even though there are signs that the recession is ending, the current trends in exploration, development and production activity continue to be challenging, and customers are actively seeking pricing concessions from the company.

OPEC, in an effort to stabilize falling crude oil prices, cut production of crude oil by 4.2 million barrels per day (a nearly 5% cut in global oil supplies) as of January 1, 2009. OPEC’s production curtailment appears to have stabilized crude oil prices, which were trading in the range of $65 to $75 per barrel during the quarter ended September 30, 2009. Although this price range is far below its all time closing high of approximately $147 per barrel in mid-July 2008, it is significantly higher than the low $30’s price levels experienced during the first quarter of calendar 2009. At the OPEC meeting held in September 2009, OPEC officials stated that the current level of OPEC production will remain unchanged because crude oil market demand fundamentals are still weak and inventories for the resource are oversupplied. Given the weak supply/demand fundamentals of crude oil, it is unknown whether crude oil prices will remain at current price levels or whether these price levels will support significant amounts of exploration and production spending by oil and gas companies. Due to the uncertainty of the direction of oil pricing and demand, management is unable to predict what the company’s actual experience will be; however, given the historical strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the various international markets, the company expects that utilization and day rates for its international-based vessels will weaken if crude oil prices decrease and/or remain at depressed levels. The company’s international customers, including some of our more significant clients, are actively seeking pricing concessions from the company, and the company is addressing requests for pricing concessions on a case-by-case basis. In response to the weaker crude oil price and its effect on E&P spending, the company began stacking and removing from its active international-based fleet those vessels that cannot find attractive charter hire contracts.

The number of operating drilling rigs in the U.S. offshore market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. The offshore rig count in the GOM remains at historically low levels, in part because the strength of the international drilling market has attracted numerous offshore drilling rigs from the U.S. to various international markets over the past few years.

Even before the global economic crisis occurred, exploration and development activity in the GOM had fallen off significantly, particularly in non-deepwater areas. As a consequence, the demand for offshore marine vessels in the shallow water GOM diminished over the past few years and declined further due to the deterioration in the global business environment and economy, the significant reduction in commodity prices (particularly natural gas pricing) and relative illiquidity in the credit and capital markets. At September 30, 2009, total mobile offshore rig utilization in the U.S. GOM was approximately 46%, the lowest of any major offshore rig market. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. In addition, consolidation could result in the absorption of an oil and gas company with which the company has a strong commercial relationship into another company with which the company does not have such a relationship.

The prices of crude oil and natural gas are critical factors in E&P companies’ decisions to retain their drilling rigs in the GOM market or mobilize their rigs to international markets. The company’s United States results of operations are primarily dependent on the supply and demand relationship for natural gas, while the company’s international results of operations are primarily dependent on the supply and demand relationship of crude oil. Prices for crude oil and natural gas have fallen dramatically from their respective peaks achieved in calendar year 2008 due to a global recession that has caused a precipitous drop in worldwide demand for oil and gas.

Before the onset of the global recession, natural gas prices were declining from a peak of $13.00 per Mcf in July 2008, in part, because inventory levels for natural gas increased more than expected during the summer of 2008 and remained at high levels even during the winter drawdown season, despite a relatively cold winter, due to the strong supply growth and weak demand (particularly from the industrial sector) resulting from the global recession. At the end of September 2009, natural gas prices were trading in the $2.30 to $3.60 per Mcf range which is significantly lower than pricing in July 2008. Analysts are currently reporting that natural gas inventories are well oversupplied on a year-over-year basis. These same analysts expressed that natural gas prices will not increase meaningfully until market-driven production shut-ins shrink gas supply or demand increases. Given the high inventory levels of natural gas, the company believes that it is unlikely that natural gas demand will increase significantly over the winter drawdown season unless the pace of economic recovery increases and/or a particularly cold winter increases demand for the resource. Given the historically strong correlation among commodity prices, drilling and exploration activity and demand for the company’s vessels in the GOM, the company expects utilization rates and day rates for its vessels in the GOM market to remain weak, particularly if natural gas prices deteriorate, and, as such, management anticipates the company’s U.S.-based results of operations during the remainder of fiscal 2010 will compare unfavorable with fiscal 2008 and 2009. In response to the deterioration of the GOM market, the company began to stack and remove from its active fleet those vessels that cannot find attractive charter hire contracts. In recent months, drydockings associated with stacked vessels have been deferred. In addition, as a result of the reduced number of active vessels in the U.S. GOM, crew personnel reductions have taken place, and effective June 1, 2009, wages on the remaining crew personnel in the U.S. GOM were reduced by approximately 15%.

The company’s assets are highly mobile. Historically, when the U.S. market weakened, the company redeployed some of its vessels to international markets where, market conditions permitting, the vessels could benefit from stronger demand and average day rates from statutory income tax rates that are generally lower than statutory income tax rates in the United States. Given the current challenges in international markets, the company’s ability to mitigate the effects of a weakened GOM market by redeploying vessels to other markets has been reduced significantly. The company continues to assess the demand for vessels in the GOM and in the various international markets and may relocate additional vessels to international areas. The cost of mobilizing vessels to a different market is sometimes for the account of the company and sometimes for the account of a contracting customer.

During the quarter ended September 30, 2008, both U.S. President Bush and the U.S. Congress allowed the moratorium on offshore drilling in federal waters along the U.S. Pacific and Atlantic coasts to expire effective October 1, 2008. Although the lifting of the moratorium did not result in immediate drilling, the prospects for the future of offshore drilling in the new regions of the U.S. could be promising; however, there are several potential energy policy changes in Washington D.C. that will likely change how energy in the United States is produced and consumed. Some of the major proposed policy changes (which will not likely take effect or have a material impact in the near-term) focus on creating energy standards and efficiencies, provide financing for clean energy generation, and emphasize greater renewable energy usage. Other proposed policy changes focus on eliminating some of the drilling tax incentives available to E&P companies, which would likely increase the cost of drilling and, in turn, could negatively affect development plans of E&P companies and/or increase the cost of energy to consumers. The company’s management will not be in a position to assess the full impact that the proposed policy changes will have on the offshore energy industry until the policies are adopted. On a more positive note, in June 2009, the U.S. Senate Committee on Energy and Natural Resources voted in favor of a bill that will expand offshore drilling in the eastern Gulf of Mexico, which is currently off limits to offshore drilling.

The deepwater offshore energy market is a growing segment of the energy market and is one sector of the global energy market that has yet to experience any significant negative effects from the global economic recession. During the past few years, worldwide rig construction escalated as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next three years, the worldwide moveable drilling rig count (currently estimated at approximately 765 movable rigs worldwide, approximately thirty percent of which are designed to operate in deeper waters) will increase as approximately 155 new-build rigs that are currently on order and under construction are delivered. It is further estimated that approximately fifty percent of these new build rigs are intended to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow over the next couple of years by approximately one third. Investment is also being made in the floating production market, in which approximately 45 new floating production units are currently under construction and are expected to be delivered over the next four years to supplement the current approximately 325 floating production units worldwide. Analysts have reported that several drilling rigs currently on order have been cancelled and/or delayed due to the recent global recession and impaired credit and capital markets, which may influence the ultimate number of rigs built and delivered. Moreover, to the extent the rigs are built and delivered, it is believed that the new build rigs will largely target international regions rather than the GOM due to longer contract durations, generally lower operating costs and higher drilling day rates available in the international markets.

As noted above, 571 new-build support vessels (platform supply vessels and anchor handlers only) are currently estimated to be under construction and are expected to be delivered to the worldwide offshore vessel market over the next three years according to ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,200 vessels. An increase in vessel capacity could have the effect of lowering charter rates, particularly in the context of declining levels of exploration, development and production activity. However, the worldwide offshore marine vessel industry has a large number of aging vessels, including approximately 840 that are at least 25 years old, that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially retire from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels would likely mitigate the potential combined negative effects of these new-build vessels on vessel utilization and vessel pricing. Additional vessel demand should be created with the addition of new drilling rigs and floating production units over the next few years that is referenced above, which should help minimize the negative effects of up to 571 new-build support vessels (platform supply vessels and anchor handlers only) being added to the offshore support vessel fleet. It is unknown at this time the full extent to which the recent global recession will influence the utilization of equipment currently in existence or the ultimate timing of delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction. Analysts have reported some offshore vessel construction contract cancellations as a result of the foregoing factors, which may reduce the ultimate number of vessels built and delivered.

Fiscal 2010 Business Highlights

During the first half of fiscal 2010, the company continued to focus on maintaining its competitive advantages, increasing its presence in international markets, continuing to modernize its vessel fleet in order to generate future earnings capacity while removing from active service certain traditional vessels that were not providing adequate returns given the current market environment. A key element of the company’s strategy continues to be the preservation of its strong cash position to support the expansion of the industry’s largest fleet of new vessels.

The company’s consolidated net earnings for the first half of fiscal 2010 decreased 21%, or $37.5 million, due to a 10% decrease in total revenues during the six months ended September 30, 2009 as compared to the same period during fiscal 2009, and to a $49.1 million provision for Venezuelan operations as disclosed in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, partially offset by approximately 12% lower vessel operating costs and the reversal of $34.3 million income tax liabilities as disclosed in Note 3 of Notes to Unaudited Consolidated Financial Statements. Notes to Unaudited Condensed Consolidated Financial Statements are included in Part I, Item 1 of this report.

The company recorded $622.1 million in revenues during the first half of fiscal 2010, which is a decrease of approximately 9%, or $64.8 million, as compared to the revenue earned during the same period of fiscal 2009, due to the loss of revenue from the company’s Venezuelan operations and to an approximate five percentage point reduction in total worldwide utilization. During first half of fiscal 2010, the company’s Venezuelan operations contributed $11.3 million of revenues as compared to $30.6 million of revenues contributed during the same period of fiscal 2009. The company’s international-based vessel revenues decreased approximately 6%, or $35.0 million, during the first half of fiscal 2010 as compared to the same period in fiscal 2009, while the U.S. vessel revenues decreased approximately $33.0 million, or 41%, during the same comparative period. Other marine revenues increased approximately $3.3 million, or 24%, during the same comparative periods. International-based vessel operating costs decreased approximately 8%, or $24.4 million, while the company’s U.S.-based vessel operating costs decreased approximately 36%, or $16.6 million, during the same comparative period. Costs of other marine revenues increased approximately $3.8 million, or 33%, during the same comparative period. A significant portion of the company’s operations continue to be conducted internationally, and the company’s international vessel operations continue to be the primary driver of its earnings. Revenues generated from international vessel operations as a percentage of the company’s total vessel revenues were 90% during the first half of fiscal 2010 as compared to 87% during the same period in fiscal 2009.

At September 30, 2009, the company had 380 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 17.8 years. The average age of 156 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 4.7 years. The remaining 224 vessels have an average age of 27.0 years. During the first half of fiscal 2010 and 2009, the company’s newer vessels generated $376.9 million and $343.9 million, respectively, of the consolidated revenues and accounted for 68.4% and 58.2%, respectively, of total vessel margin (vessel revenues less vessel operating expenses less vessel depreciation), while the older vessels generated $228.1 million and $329.1 million of revenues during the comparative periods, respectively, and accounted for the remaining 31.6% and 41.8% of total vessel margin, respectively.

Results of Operations

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense, provision for Venezuelan operations, and gain on asset dispositions) for the company’s vessel fleet and the related percentage of total revenue for the quarters and the six-month periods ended September 30, 2009 and 2008 and for the quarter ended June 30, 2009. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%	2009	%
Revenues:
Vessel revenues:
International	$271,898	92%	304,635	88%	557,886	90%	592,904	86%	285,988	88%
United States	22,665	8%	40,002	12%	47,113	8%	80,104	12%	24,448	7%
	294,563	100%	344,637	99%	604,999	97%	673,008	98%	310,436	95%
Other marine revenues	961	<1%	2,192	1%	17,134	3%	13,875	2%	16,173	5%
	$295,524	100%	346,829	100%	622,133	100%	686,883	100%	326,609	100%
Operating costs:
Vessel operating costs:
Crew costs	$78,737	27%	92,086	27%	161,489	26%	185,238	27%	82,752	25%
Repair and maintenance	31,452	11%	32,702	9%	57,086	9%	68,550	10%	25,634	8%
Insurance and loss reserves	3,383	1%	5,608	2%	8,059	1%	11,081	2%	4,676	1%
Fuel, lube and supplies	15,213	5%	18,609	5%	28,055	5%	33,775	5%	12,842	4%
Vessel operating leases	4,321	1%	1,749	1%	6,070	1%	3,498	1%	1,749	1%
Other	24,420	8%	24,617	7%	50,418	8%	49,957	7%	25,998	8%
	157,526	53%	175,371	51%	311,177	50%	352,099	51%	153,651	47%
Costs of other marine revenues	882	<1%	1,315	<1%	15,582	3%	11,744	2%	14,700	5%
	$158,408	54%	176,686	51%	326,759	53%	363,843	53%	168,351	52%

The following table subdivides vessel operating costs presented above by the company’s International and United States segments and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2009 and 2008 and for the quarter ended June 30, 2009.

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%	2009	%
Vessel operating costs:
International:
Crew costs	$70,479	24%	77,329	22%	143,493	23%	155,393	23%	73,014	22%
Repair and maintenance	28,254	10%	29,325	8%	51,974	8%	61,221	9%	23,720	7%
Insurance and loss reserves	2,328	1%	3,835	1%	5,574	1%	7,463	1%	3,246	1%
Fuel, lube and supplies	14,445	5%	17,798	5%	26,577	4%	32,286	5%	12,132	4%
Vessel operating leases	3,535	1%	962	<1%	4,497	1%	1,924	<1%	962	<1%
Other	23,797	8%	23,552	7%	49,264	8%	47,453	7%	25,467	8%
	142,838	48%	152,801	44%	281,379	45%	305,740	45%	138,541	42%
United States:
Crew costs	$8,258	3%	14,757	4%	17,996	3%	29,845	4%	9,738	3%
Repair and maintenance	3,198	1%	3,377	1%	5,112	1%	7,329	1%	1,914	1%
Insurance and loss reserves	1,055	<1%	1,773	1%	2,485	<1%	3,618	1%	1,430	<1%
Fuel, lube and supplies	768	<1%	811	<1%	1,478	<1%	1,489	<1%	710	<1%
Vessel operating leases	786	<1%	787	<1%	1,573	<1%	1,574	<1%	787	<1%
Other	623	<1%	1,065	<1%	1,154	<1%	2,504	<1%	531	<1%
	14,688	5%	22,570	7%	29,798	5%	46,359	7%	15,110	5%
Total operating costs	$157,526	53%	175,371	51%	311,177	50%	352,099	51%	153,651	47%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $6.9 million of billings as of September 30, 2009 ($6.1 million of billings as of March 31, 2009), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2009 and 2008 and for the quarter ended June 30, 2009 consist of the following:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%	2009	%
Marine operating profit:
Vessel activity:
International	$78,590	27%	104,335	30%	128,482	21%	192,517	28%	49,892	15%
United States	1,214	<1%	9,956	3%	3,843	1%	18,489	3%	2,629	1%
	79,804	27%	114,291	33%	132,325	21%	211,006	31%	52,521	16%
Corporate expenses	(13,042)	(4%)	(10,821)	(3%)	(22,943)	(4%)	(21,393)	(3%)	(9,901)	(3%)
Gain on asset dispositions, net	5,374	2%	5,851	2%	17,912	3%	16,238	2%	12,538	4%
Other marine services	(109)	(<1%)	701	<1%	939	<1%	1,726	<1%	1,048	<1%
Operating income	72,027	24%	110,022	32%	128,233	21%	207,577	30%	56,206	17%
Foreign exchange (loss) gain	(2,252)	(1%)	2,487	1%	(4,838)	(1%)	1,297	<1%	(2,586)	(1%)
Equity in net earnings of unconsolidated companies	5,557	2%	3,798	1%	10,972	2%	7,994	1%	5,415	2%
Interest income and other, net	502	<1%	1,425	<1%	3,670	1%	3,324	<1%	3,168	1%
Interest and other debt costs	(450)	(<1%)	(108)	(<1%)	(527)	(<1%)	(428)	(<1%)	(77)	(<1%)
Earnings before income taxes	$75,384	26%	117,624	34%	137,510	22%	219,764	32%	62,126	19%

International-based Operations

International-based vessel revenues decreased 11% and 6%, or $32.7 million and $35.0 million, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, primarily due to an approximate five and four percentage point decrease, respectively, in total utilization rates on vessels operating in international markets. This trend generally reflects weaker demand for the company’s vessels. For the same comparative periods, average international day rates increased approximately 1% and 5%, respectively, in part reflecting a change in the mix of vessels operating during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009. In particular, leading edge day rates are generally declining across vessel classes; however, the impact of this decline on average day rate statistics is mitigated by our stacking of traditional vessels, which generally realize lower day rates than newer vessels. Additionally, the company’s revenues decreased during the comparative periods because of the loss of revenue from its Venezuelan operations. During the quarter and six month period ended September 30, 2009, the company’s Venezuelan operations contributed $0.6 million and $11.3 million of revenues, respectively, as compared to $16.2 million and $30.6 million of revenues contributed during the quarter and six month period ended September 30, 2008, respectively.

The company continued stacking and removing from its international-based active fleet vessels that could not find attractive charter hire contracts. At the beginning of the current fiscal year, the company had 46 international-based stacked vessels. During the first half of fiscal 2010, the company stacked 23 additional vessels, sold 19 vessels from the previously stacked vessel fleet, and returned to international service one vessel for a total of 49 international-based stacked vessels as of September 30, 2009. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. The stacked international-based vessels depressed international utilization rates during the comparative periods because the stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates.

Revenues on the company’s international-based deepwater class of vessels increased approximately 5% and 9%, or $3.4 million and $11.5 million, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, due to an increase in the number of deepwater vessels operating in the international market following the addition of new deepwater vessels added to the fleet. Utilization rates on the deepwater class of vessels decreased approximately seven and six percentage points, respectively, during the same comparative periods. Average day rates on the deepwater class of vessels decreased approximately 7% and 1% during the same comparative periods. Revenues on this same class of vessels increased approximately 7%, or $4.6 million, during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009, due to an approximate two percentage point increase in utilization rates and an additional four deepwater vessels operating in the international markets due to vessel deliveries. Average day rates on the same class of vessels decreased approximately 6% during the same comparative periods.

Revenues on the international-based towing supply/supply class of vessels decreased approximately 13% and 7%, or $24.3 million and $26.3 million, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, due to an approximate five and four percentage point decrease in utilization rates, respectively. Average day rates on this class of vessels were comparable during the quarter ended September 30, 2009 as compared to the same period during fiscal 2009, while average day rates increased approximately 4% during the six-month period ended September 30, 2009 as compared to the same period during fiscal 2009. Revenues on this same class of vessels decreased approximately 8%, or $13.7 million, during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009, due to a three percentage point decrease in utilization rates. Average day rates on the same class of vessels remained stable during the same comparative period.

The company’s international-based crew/utility class of vessels had a decrease in revenues of approximately 16% and 11%, or $4.3 million and $6.1 million, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, due to an approximate eight and nine percentage point decrease in utilization rates, respectively. Average day rates on the crew/utility class of vessels decreased approximately 5% during the quarter ended September 30, 2009 as compared to the same period during fiscal 2009, while average day rates during the six-month period ended September 30, 2009 were comparable to the rates achieved during the six-month period ended September 30, 2008. Revenues on this same class of vessels decreased approximately 12%, or $3.2 million, during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009, due to an approximate four percentage point decrease in utilization rates and an approximate 6% decrease in average day rates.

The company’s international-based offshore tugs had a decrease in revenues of approximately 38% and 35%, or $5.7 million and $10.9 million, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, due to an approximate 15% and 14% decrease in average day rates, respectively, and due to a decrease in the number of offshore tugs operating in the international market because of vessel sales and the seizing of vessels by the Venezuelan government. Utilization rates on this same class of vessels, during the quarter and the six-month period ended September 30, 2009, were comparable to the utilization rates during the same periods in fiscal 2009. Revenues on the offshore tugs decreased approximately 12%, or $1.2 million, during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009, due to a 9% decrease in average day rates and three fewer offshore tug vessels operating in the international market during the current quarter due to vessel sales and the seizing of one vessel by the Venezuelan government.

International-based vessel operating profit decreased approximately 25%, or $25.7 million, during the quarter ended September 30, 2009 as compared to the same period in fiscal 2009, primarily due to lower revenues. Reductions in revenues were somewhat offset by an approximate 7%, or $10.0 million, decrease in operating costs (primarily crew costs, fuel, lube and supplies and vessel operating leases) during the comparative periods. International-based crew costs were approximately 9%, or $6.9 million, lower during the comparative periods because of fewer vessels operating internationally as a result of vessels sales, stacking of vessels, and the seizing of vessels by the Venezuelan government. Fuel, lube and supply costs were approximately 19%, or $3.4 million, lower during the same comparative periods also due to fewer vessels operating internationally due to vessel sales and the seizing of vessels by the Venezuelan government. Vessel operating leases increased approximately $2.6 million, or 267%, because of six additional vessel operating leases as disclosed in Footnote 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

International-based vessel operating profit, for the six-month period ended September 30, 2009, decreased approximately 33%, or $64.0 million, as compared to the same period in fiscal 2009, primarily due to lower international-based vessel revenues and a $49.1 million provision for Venezuelan operations as disclosed in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements. Excluding the provision for Venezuelan operations, the company’s international-based vessel operating profit decreased approximately

8%, or $15.0 million, from the same comparative period, due to lower international-based vessel revenues which were somewhat offset by an approximate 8%, or $24.4 million, reduction in international-based vessel operating costs (primarily crew costs, repair and maintenance and fuel, lube and supply costs). International-based crew costs were approximately 8%, or $11.9 million, lower during the comparative periods because of fewer vessels operating internationally due to vessel sales, stacking of vessels, and the seizing of vessels by the Venezuelan government. International-based repair and maintenance costs decreased approximately 15%, or $9.2 million, because there were fewer drydockings performed during the six-month ended period September 30, 2009 compared to the same period in fiscal 2009. Fuel, lube and supply costs were approximately 18%, or $5.7 million, lower during the same comparative periods due to fewer vessels operating internationally. Vessel operating leases increased approximately $2.6 million, or 134%, because of six additional vessel operating leases as disclosed in Footnote 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Depreciation expense on the international-based vessels was approximately 12% and 11% higher, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same period in fiscal 2009, due to the transfer of vessels from the U.S. GOM to international markets and to newly-constructed vessels that were added to the international-based fleet during fiscal 2009 and during the first half of fiscal 2010.

International-based vessel revenues decreased approximately 5%, or $14.1 million, during the current quarter as compared to the prior quarter, due to an approximate two percentage point decrease in utilization rates resulting from weaker demand for the company’s vessels. International-based average day rates were relatively stable during the comparative periods.

International-based vessel operating profit increased approximately 58%, or $28.7 million, during the current quarter as compared to the prior quarter, primarily due to a $48.6 million provision for Venezuelan operations that was recorded in the prior quarter as disclosed in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements. Excluding the provision for Venezuelan operations from the analysis, international-based vessel operating profit decreased approximately 20%, or $19.3 million, during the same comparative periods, primarily due to lower revenues and approximately 3%, or $4.3 million higher international-based vessel operating costs (primarily repair and maintenance costs, fuel, lube and supplies costs and vessel operating leases). Repair and maintenance costs increased approximately 19%, or $4.5 million, because of an increase in the number of drydockings performed during the comparative periods. Fuel, lube and supplies costs increased approximately 19%, or $2.3 million, due to the delivery and mobilization of nine vessels during the current quarter. Vessel operating leases increased approximately $2.6 million, or 267%, because of six additional vessel operating leases as disclosed in Footnote 8 of Notes to Unaudited Condensed Consolidated Financial Statements. Despite these aforementioned increases, crew costs, insurance and loss reserves, and other costs decreased during the current quarter as compared to the prior quarter as a result of a reduced number of active vessels in the international fleet and the company’s continued positive safety record.

United States-based Operations

U.S.-based vessel revenues decreased approximately 43% and 41%, or $17.3 million and $33.0 million, respectively, for the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, primarily due to an approximate 24 and 19 percentage point decrease in total utilization rates, respectively, reflecting the deterioration of the macroeconomic environment in the GOM market during the comparative periods. Average day rates increased approximately 22% and 12%, respectively, during the same time periods, but the increases in average day rates were insufficient to mitigate the negative effects that lower utilization rates had on U.S.-based revenues. Vessel revenues also decreased during the same comparative periods because of the transfer of approximately five vessels to international markets during the comparative time periods.

In response to the deteriorating GOM market conditions, the company continued stacking and removing from its active fleet those vessels that could not find attractive charter hire contracts. At the beginning of the current fiscal year, the U.S. GOM had 15 stacked vessels. During the first half of fiscal 2010, the company stacked 10 additional vessels and sold four vessels from the previously stacked vessel fleet for a total of 21 U.S.-based stacked vessels as of September 30, 2009. The depressed utilization rates in the current quarter and six-

month period are reflective of the reduced demand for vessels in the U.S. GOM and the stacking of additional vessels.

Revenues on the company’s deepwater class of vessels decreased approximately 9% and 15%, or $1.4 million and $5.0 million, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, due to an approximate 21 and 12 percentage point decrease in utilization rates, respectively, because two deepwater vessels incurred drydockings during the quarter ended September 30, 2009. Average day rates increased approximately 18% and 8%, respectively, during the same comparative periods, because one deepwater vessel performed short-term charter assignments periodically during the current period at contract rates substantially higher than the average day rates. Revenues on this same class of vessel increased approximately 11%, or $1.4 million, during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009, due to an approximate 23% increase in average day rates relating to the short-term charter assignments referenced above.

The company’s U.S.-based towing supply/supply class of vessels had a decrease in revenue of approximately $11.3 million and $19.5 million, or 61% and 54%, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, due to an approximate 16 and 13 percentage point decrease in utilization rates, respectively, and to an approximate 25% and 19% decrease in average day rates, respectively, due to the transfer of vessels to international markets, vessel sales and weaker demand for the company’s vessels in the U.S. GOM market. Revenues on the company’s active U.S.-based towing supply/supply class of vessels decreased approximately $2.2 million, or 23%, during the quarter ended September 30, 2009 as compared to the quarter ended June 30, 2009, due to an approximate 4% decrease in average day rates and an approximate seven percentage point drop in utilization rates.

U.S.-based operating profit decreased approximately $8.7 million and $14.6 million, or 88% and 79%, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods during fiscal 2009, primarily due to lower revenues. Reductions in revenues were somewhat offset by an approximate 35% and 36%, or $7.9 million and $16.6 million, respectively, decrease in vessel operating costs (primarily crew costs) during the comparative periods, respectively, and an approximate $1.4 million and $3.2 million, or 35% and 37%, respectively, decrease in depreciation expense resulting from fewer vessels operating in the U.S. GOM market during the comparative periods. Crew costs decreased approximately 44% and 40%, or $6.5 million and $11.8 million, respectively, during the comparative periods, due to the transfer of vessels to international markets, reductions in crew personnel and wage reductions on crews staffing the remaining active vessels.

Current quarter U.S.-based vessel revenue decreased approximately $1.8 million, or 7%, as compared to the prior quarter due to an approximate 11 percentage point decrease in total utilization rates, which reflect the continuing weakness in the GOM macroeconomic environment. Average day rates increased approximately 23% during the comparative periods primarily due to one deepwater vessel performing short-term charter assignments as referenced above. Current quarter U.S.-based operating profit decreased approximately $1.4 million, or 54%, as compared to the prior quarter, due primarily to lower revenues.

Other Items

Insurance and loss reserves decreased approximately 40% and 27%, or $2.2 million and $3.0 million, respectively, during the quarter and the six-month period ended September 30, 2009, respectively, as compared to the same periods in fiscal 2009, as a result of the company’s improved safety record and lower estimates of ultimate loss costs.

Gain on asset dispositions for the first half of fiscal 2010 increased approximately 10%, or $1.6 million, as compared to the same period in fiscal 2009, due to higher gains earned on the mix of vessels sold. Gain on asset dispositions decreased approximately 57%, or $7.1 million, during the current quarter as compared to the prior quarter, because fewer vessels were sold during the current quarter. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand, which in turn, is largely a function of the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service (including company-owned and leased vessels) and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare day-based utilization percentages and average day rates by vessel class and in total for the quarters and the six-month periods ended September 30, 2009 and 2008 and the quarter ended June 30, 2009:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2009	2008	2009	2008	2009
REVENUES BY VESSEL CLASS (In thousands):
International-based fleet:
Deepwater vessels	$71,015	67,642	137,413	125,926	66,398
Towing-supply/supply	169,152	193,415	352,048	378,374	182,896
Crew/utility	22,393	26,709	47,963	54,078	25,570
Offshore tugs	9,338	14,993	19,895	30,819	10,557
Other	---	1,876	567	3,707	567
Total	$271,898	304,635	557,886	592,904	285,988
United States-based fleet:
Deepwater vessels	$14,714	16,099	28,011	33,031	13,297
Towing-supply/supply	7,342	18,644	16,857	36,319	9,515
Crew/utility	609	5,259	2,245	10,754	1,636
Total	$22,665	40,002	47,113	80,104	24,448
Worldwide fleet:
Deepwater vessels	$85,729	83,741	165,424	158,957	79,695
Towing-supply/supply	176,494	212,059	368,905	414,693	192,411
Crew/utility	23,002	31,968	50,208	64,832	27,206
Offshore tugs	9,338	14,993	19,895	30,819	10,557
Other	---	1,876	567	3,707	567
Total	$294,563	344,637	604,999	673,008	310,436
UTILIZATION:
International-based fleet:
Deepwater vessels	79.1%	85.8	78.4	84.7	77.6
Towing-supply/supply	71.1	75.7	72.6	76.5	74.1
Crew/utility	71.3	79.5	73.5	82.8	75.7
Offshore tugs	60.4	60.4	57.1	56.7	54.2
Other	---	59.0	79.2	48.8	79.2
Total	71.3%	75.8	72.3	76.2	73.2
United States-based fleet:
Deepwater vessels	76.7%	98.0	84.3	96.3	92.4
Towing-supply/supply	32.2	48.0	35.8	48.9	39.4
Crew/utility	18.8	75.5	32.8	76.4	45.4
Total	37.7%	61.4	43.4	62.2	49.0
Worldwide fleet:
Deepwater vessels	78.8%	88.0	79.3	87.0	79.9
Towing-supply/supply	66.8	72.2	68.6	72.9	70.3
Crew/utility	66.4	78.9	69.6	81.8	72.6
Offshore tugs	60.4	60.4	57.1	56.7	54.2
Other	---	59.0	79.2	48.8	79.2
Total	67.8%	74.0	69.3	74.4	70.7
AVERAGE VESSEL DAY RATES:
International-based fleet:
Deepwater vessels	$24,839	26,831	25,520	25,820	26,287
Towing-supply/supply	12,428	12,375	12,475	12,015	12,518
Crew/utility	4,935	5,184	5,085	5,071	5,224
Offshore tugs	7,059	8,302	7,406	8,614	7,744
Other	---	10,597	9,679	10,233	9,679
Total	$12,177	12,048	12,186	11,631	12,194
United States-based fleet:
Deepwater vessels	$29,784	25,233	26,834	24,862	24,178
Towing-supply/supply	9,623	12,867	9,873	12,234	10,071
Crew/utility	5,032	6,017	5,010	6,015	4,997
Total	$16,456	13,510	14,726	13,164	13,418
Worldwide fleet:
Deepwater vessels	$25,568	26,517	25,734	25,615	25,910
Towing-supply/supply	12,280	12,416	12,326	12,034	12,396
Crew/utility	4,938	5,305	5,082	5,206	5,210
Offshore tugs	7,059	8,302	7,406	8,614	7,744
Other	---	10,597	9,679	10,233	9,679
Total	$12,426	12,201	12,352	11,795	12,282

The following tables compare vessel average day rates and day-based utilization percentages for the company’s U.S.-based fleet and International-based fleet and in total for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters and the six-month periods ended September 30, 2009 and 2008 and for the quarter ended June 30, 2009:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2009	2008	2009	2008	2009

AVERAGE VESSEL DAY RATES:
International-based fleet:
New vessels	$16,160	17,090	16,301	16,676	16,452
Traditional vessels	8,193	9,163	8,531	8,879	8,819
Total International-based fleet	$12,177	12,048	12,186	11,631	12,194
United States-based fleet:
New vessels	$21,955	14,732	19,560	14,687	17,896
Traditional vessels	12,874	12,386	11,309	11,697	10,055
Total U.S.-based fleet	$16,456	13,510	14,726	13,164	13,418
Worldwide fleet:
New vessels	$16,429	16,774	16,490	16,393	16,554
Traditional vessels	8,518	9,444	8,730	9,121	8,910
Total Worldwide Fleet	$12,426	12,201	12,352	11,795	12,282

UTILIZATION:
International-based fleet:
New vessels	86.8%	91.0	86.6	91.0	86.5
Traditional vessels	60.5	69.2	63.0	70.0	65.3
Total International-based fleet	71.3%	75.8	72.3	76.2	73.2
United States-based fleet:
New vessels	49.2%	82.7	58.1	83.3	66.5
Traditional vessels	32.7	49.6	36.8	50.0	41.0
Total U.S.-based fleet	37.7%	61.4	43.4	62.2	49.0
Worldwide fleet:
New vessels	83.8%	89.8	84.2	89.8	84.7
Traditional vessels	57.2	66.9	60.0	67.7	62.6
Total Worldwide Fleet	67.8%	74.0	69.3	74.4	70.7

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the six-month periods ended September 30, 2009 and 2008 and for the quarter ended June 30, 2009:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2009	2008	2009	2008	2009
International-based fleet:
Deepwater vessels	39	32	38	32	35
Towing-supply/supply	208	224	212	225	217
Crew/utility	69	70	70	70	71
Offshore tugs	24	33	26	34	28
Other	---	3	---	4	1
Total	340	362	346	365	352
United States-based fleet:
Deepwater vessels	7	7	7	7	7
Towing-supply/supply	26	33	26	33	26
Crew/utility	7	13	7	13	8
Total	40	53	40	53	41
Owned or chartered vessels included in marine revenues	380	415	386	418	393
Vessels withdrawn from service	8	16	9	18	9
Joint-venture and other	10	14	10	14	10
Total	398	445	405	450	412

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 70, 47 and 66 stacked vessels at September 30, 2009 and 2008 and at June 30, 2009, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2009 and March 31, 2009:

	September 30, 2009		March 31, 2009

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)

Vessels in active service	298	$1,662,113	342	$1,549,118
Stacked vessels	70	40,461	61	18,436
Vessels withdrawn from service	8	980	11	1,340
Marine equipment under construction		346,561		403,253
Other property and equipment		39,945		41,178
Totals	376	$2,090,060	414	$2,013,325

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During the first half of fiscal 2010, the company sold to third party operators or to scrap dealers 19 anchor handling towing supply vessels, 13 platform supply vessels, three crewboats and two offshore tugs. Four of the 37 vessels were sold from the U.S. GOM vessel fleet while 30 were sold from the international fleet. The remaining three vessels were sold from vessels previously withdrawn from service. Thirty-one vessels were sold to unaffiliated third-parties and six of the platform supply vessels were sold and leased back by subsidiaries of the company during fiscal 2010. A complete discussion regarding the sale/leaseback transactions is disclosed in the Footnote 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Also during the first half of fiscal of fiscal 2010, 15 of the company’s vessels were nationalized by the Venezuelan government as disclosed in the Footnote 6 of Notes to Unaudited Condensed Consolidated Financial Statements, and therefore removed from the owned or chartered vessel count. Of the 15 nationalized vessels, one was an anchor handling towing supply vessel, three were platform supply vessels, five were offshore tugs, four were utility vessels, and two were other type vessels.

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

Vessel Deliveries and Acquisitions

During the first half of fiscal 2010, the company took delivery of seven anchor handling towing supply vessels, five platform supply vessels, one crewboat and one offshore tug. The anchor handing towing supply vessels were constructed at four different international shipyards for a total approximate cost of $137.3 million and varied in size from 5,001 to 15,000 BHP. Four of the platform supply vessels are 240-foot, deepwater class vessels while one platform supply vessel is 230-foot towing supply class vessel. The five platform supply vessels were constructed at three different international shipyards for a total approximate cost of $96.3 million. The crewboat was constructed at an international shipyard and had a total approximate cost of $1.8 million. The offshore tug, which had a total approximate cost of $14.0 million, was also constructed at an international shipyard.

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

Vessel Construction and Acquisition Expenditures

At September 30, 2009, the company is constructing 13 anchor handling towing supply vessels, varying in size from 5,150 brake horsepower (BHP) to 13,600 BHP, for a total capital commitment of approximately $248.0 million. Four different international shipyards are constructing the vessels. Two of the anchor handling towing supply vessels are large, deepwater class vessels. Scheduled deliveries for the 13 vessels began in October 2009, with the last vessel scheduled for delivery in January 2012. As of September 30, 2009, the company had expended $92.5 million for the construction of these vessels.

The company is also committed to the construction of three 230-foot, three 240-foot, three 266-foot and twelve 286-foot platform supply vessels for a total aggregate investment of approximately $548.9 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the three 266-foot deepwater class vessels. One international shipyard is constructing the three 230-foot vessels and the twelve 286-foot vessels, and a different international shipyard is constructing the three 240-foot deepwater class vessels. Scheduled delivery for the three 230-foot vessels will begin in November 2009 with final delivery of the third vessel scheduled for January 2010. Delivery of the three 240-foot deepwater class vessels began in October 2009 with final delivery of the third 240-foot vessel in December 2009. The three 266-foot deepwater class vessels are scheduled for delivery beginning in December 2009 with final delivery of the third 266-foot vessel in February of 2012. The twelve 286-foot deepwater class vessels are expected to be delivered to the market beginning in November 2010 with final delivery of the twelfth 286-foot vessel scheduled for July of 2012. As of September 30, 2009, $211.2 million has been expended on these 21 vessels.

The company is also committed to acquire a 311-foot multipurpose platform supply vessel that is currently under construction. Once constructed, the vessel will be equipped with a 100 ton heave-compensating crane, fire fighting equipment, a moonpool, a helideck and accommodations for 69 persons. The vessel is being constructed at an international shipyard for a total capital commitment of approximately $63.1 million. The vessel is expected to be delivered to the market in January 2010. As of September 30, 2009, $9.4 million has been expended on this vessel.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats for an aggregate cost of approximately $18.6 million. The vessels are being constructed at an international shipyard and are expected to be delivered in January 2010 and April of 2010. As of September 30, 2009, the company had expended $14.4 million for the construction of these two vessels.

The company is also committed to the construction of one offshore tug for an aggregate cost of approximately $14.1 million. The offshore tug is being constructed at an international shipyard and is expected to be delivered to the company in November of 2009. As of September 30, 2009, $11.3 million has been expended on the offshore tug.

Vessel Commitments Summary at September 30, 2009

The table below summarizes the various vessel commitments by vessel class and type as of September 30, 2009:

	International Built			U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Expended Through 9/30/09	Number of Vessels	Total Cost	Expended Through 9/30/09
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	2	$60,829	$30,925	---	---	---
Platform supply vessels (A)	16	$478,916	$145,029	3	$95,785	$51,306
Towing-supply/supply vessels:
Anchor handling towing supply	11	$187,144	$61,598	---	---	---
Platform supply vessels	3	$37,349	$24,306	---	---	---
Crewboats and offshore tugs:
Crewboats	2	$18,576	$14,394	---	---	---
Offshore tugs	1	$14,105	$11,277	---	---	---
Totals	35	$796,919	$287,529	3	$95,785	$51,306

(A):	The international deepwater platform supply vessel count includes one multipurpose platform supply vessel.

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended
Vessel class and type	12/09	03/10	06/10	09/10	12/10	Thereafter

Deepwater vessels:
Anchor handling towing supply	---	---	2	---	---	---
Platform supply vessels	4	2 (A)	---	---	1	12
Towing-supply/supply vessels:
Anchor handling towing supply	1	1	1	---	2	6
Platform supply vessels	2	1	---	---	---	---
Crewboats and offshore tugs:
Crewboats	---	1	1	---	---	---
Offshore tugs	1	---	---	---	---	---
Totals	8	5	4	---	3	18

(In thousands)
Expected quarterly cash outlay	$125,188	102,142	52,695	31,150	44,276	198,418 (B)

(A)	The deepwater platform supply vessel count in March 2010 quarter includes one multipurpose platform supply vessel.

(B)

The $198,418 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $40,376 in the remaining quarter of fiscal 2011, $146,320 during fiscal 2012, and $11,722 during fiscal 2013.

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow, its $300.0 million senior unsecured notes, its revolving credit facility and various capitalized and operating lease arrangements. The company has $553.9 million remaining capital commitments on the 38 vessels currently under construction at September 30, 2009.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2009 and 2008 and for the quarter ended June 30, 2009 were as follows:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%	2009	%
Personnel	$23,048	8%	20,567	6%	43,243	7%	41,106	6%	20,195	6%
Office and property	4,732	2%	5,183	1%	9,377	2%	10,112	1%	4,645	1%
Sales and marketing	1,964	1%	1,899	1%	3,728	1%	4,052	1%	1,764	1%
Professional services	5,466	2%	4,568	1%	10,384	2%	9,388	1%	4,918	2%
Other	2,476	1%	3,098	1%	5,342	1%	5,765	1%	2,866	1%
	$37,686	13%	35,315	10%	72,074	12%	70,423	10%	34,388	11%

General and administrative expenses, for the quarter and the six-month period ended September 30, 2009, were approximately 7% and 2%, or $2.4 million and $1.7 million, respectively, higher than the same period in fiscal 2009, primarily due to a $3.6 million settlement loss related to the July 2009 supplemental retirement plan lump sum distributions as disclosed in Footnote 4 of Notes to Unaudited Condensed Consolidated Financial Statements. This current quarter charge also accounted for the increase in general and administrative expenses from the prior quarter.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon oil and natural gas production and ultimately the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash and cash equivalents, future net cash provided by operating activities and the company’s available line of credit provide the company, in management’s opinion, with adequate resources to meet its current liquidity requirements, including required payments on vessel construction currently in progress. At September 30, 2009, the entire amount of the company’s $450.0 million revolving line of credit was available for future financing needs.

Dividends

The Board of Directors declared dividends of $12.9 million and $25.9 million, or $0.25 and $0.50 per share, for the quarter and the six-month period ended September 30, 2009, respectively. The Board of Directors declared dividends of $12.9 million and $25.7 million, or $0.25 and $0.50 per share, for the quarter and the six-month period ended September 30, 2008, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

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

The company had $300.0 million outstanding of senior unsecured notes at September 30, 2009. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 3.35 years as of September 30, 2009. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%.

Share Repurchases

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors. No amounts were expended during the quarter ended September 30, 2009.

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

During the quarter ended June 30, 2008, the company expended $53.6 million to repurchase and cancel 915,900 common shares, or an average price paid per common share of $58.56 pursuant to a repurchase program authorized by the Board of Directors in July 2007. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the six months ended September 30, 2009, net cash from operating activities was $164.8 million compared to $194.7 million as of September 30, 2008. Significant components of cash provided by operating activities for the six months ended September 30, 2009, include net earnings of $142.7 million, adjusted for non-cash items of $54.6 million and changes in working capital balances of $32.5 million.

Significant components of cash provided by operating activities for the six months ended September 30, 2008, include net earnings of $180.2 million, adjusted for non-cash items of $43.3 million and changes in working capital balances of $28.8 million.

Investing Activities

Investing activities for the six months ended September 30, 2009, used $87.6 million of cash, which is attributed to $124.9 million in proceeds from the sales of assets (of which $101.8 million resulted from the sale and leaseback of six vessels) offset by $212.5 million of additions to properties and equipment. Additions to properties and equipment were comprised of approximately $16.4 million in capitalized major repair costs, $194.8 million for the construction and/or modification of offshore marine vessels and $1.3 million of other properties and equipment purchases.

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

Financing Activities

Financing activities for the six months ended September 30, 2009, used $32.4 million of cash, which is primarily the result of $25.9 million used for the quarterly payment of common stock dividends of $0.25 per common share and $7.7 million of debt issuance costs related to the company’s new revolving credit agreement. Uses of cash were slightly offset by $1.0 million of proceeds from the issuance of common stock resulting from stock option exercises and $0.2 million tax benefit on stock options exercised during the quarter.

Financing activities for the six months ended September 30, 2008, used $81.5 million of cash, which is primarily the result of $53.6 million used to repurchase the company’s common stock, $25.7 million used for quarterly payment of common stock dividends of $0.25 per common share, and $10.1 million of principal payments on capitalized lease obligations. These uses of cash were partially offset by $6.5 million of proceeds from the issuance of common stock resulting from the exercising of stock options and a $1.4 million tax benefit on stock options exercised during the quarter.

Interest and Debt Costs

The company is capitalizing a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and six-month period ended September 30, 2009, was approximately $0.4 million and $0.5 million, respectively. Interest costs capitalized, for the quarter and six-month period ended September 30, 2009, was approximately $4.2 million and $7.7 million, respectively.

Interest and debt costs incurred, net of interest capitalized, for the quarter and six-month period ended September 30, 2008, was approximately $0.1 million and $0.4 million, respectively. Interest costs capitalized, for the quarter and six-month period ended September 30, 2008, was approximately $3.5 million and $6.9 million, respectively.

Total interest and debt costs incurred during the quarter and six-month period ended September 30, 2009 was higher than those of the same periods in fiscal 2009, due to higher commitment fees on the unused portion of the company’s facility.

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

At September 30, 2009, the company had approximately $295.7 million of cash and cash equivalents. In addition, at September 30, 2009, the entire amount of the company’s $450.0 million revolving credit facility was available for future financing needs.

The company has experienced occasional delays in the expected deliveries of equipment for vessels currently under construction (as has the offshore supply vessel industry in general). While some of the equipment delays are abating, there has been a carryover effect from past delays and, as such, further delays are possible. In addition, shipyards constructing the company’s vessels may from time to time experience labor, legal or liquidity constraints that could impact vessel delivery schedules. Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Delays in the expected deliveries of any of these vessels could result in penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including an updated calculation of the total fund deficit, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. At September 30, 2009, $4.6 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including the results of future fund valuation reports and whether other assessed parties have the financial capability to contribute to the respective allocations, failing which, the company and other solvent participating employers could be asked for additional contributions.

Supplemental Retirement Plan. Effective December 10, 2008, the supplemental plan was amended to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants received lump sum distributions in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 was $8.7 million. A settlement loss of $3.6 million was recorded during the quarter ended September 30, 2009.

Included in other assets at September 30, 2009, is $15.2 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of September 30, 2009, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at September 30, 2009 is after the effect of $1.4 million of after-tax unrealized losses ($2.1 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

Venezuelan Operations. The company has previously reported the enactment of a May 2009 Venezuelan law that directed the government of Venezuela to take possession of certain assets of oil service companies doing business in Venezuela, and that, pursuant to that legislation, Petroleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, had taken possession of (a) 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region, (b) the company’s shore-based facility adjacent to Lake Maracaibo and (c) certain other related assets. The company also previously reported that Petrosucre, a subsidiary of PDVSA, took control of four additional company vessels in July 2009. The company no longer operates these assets nor provides support for their operations, and no longer has any other vessels operating in Venezuela.

As a result of the May 2009 seizure by PDVSA of the 11 vessels and other assets discussed above, the company recorded a charge of $3.75 million ($2.9 million after tax, or $0.06 per common share), during the quarter ended June 30, 2009, to write off the net book value of the assets seized. As a result of the July 2009 vessel seizures by Petrosucre, the company recorded a charge of $0.5 million ($0.4 million after tax, or $0.01 per common share) during the quarter ended September 30, 2009. Both of these charges are included in provision for Venezuelan operations in the accompanying condensed consolidated statement of earnings.

As a result of the asset seizures, the lack of further vessel operations with PDVSA related entities in Venezuela, and the continuing uncertainty of the timing and amount that the company will collect of its outstanding accounts receivable from PDVSA related entities, the company recorded a $44.8 million ($44.8 million after tax, or $.87 per common share) provision during the quarter ended June 30, 2009, to fully reserve accounts receivable due from PDVSA and Petrosucre.

The company’s Venezuelan subsidiary continues its attempts to engage PDVSA to discuss compensation for the seized vessels and the resolution of the outstanding receivables for services provided to PDVSA and Petrosucre. The company also continues to evaluate its other alternatives to obtain appropriate compensation for the assets and business seized, and resolution of the outstanding receivable from PDVSA and Petrosucre.

Legal Proceedings. Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Internal Investigation

A full discussion on the company’s internal investigation is contained in Item 1 of this Form 10-Q.

Contractual Obligations and Other Commercial Commitments

The company sold and leased back six of its vessels in June and July 2009 as disclosed in Footnote 8 of Notes to Unaudited Condensed Consolidated Financial Statements and in the “Off Balance Sheet Arrangements” section below. The revised contractual obligations associated with all of the company’s existing bareboat charter lease payments over the remaining months of fiscal 2010 and the next four fiscal years and thereafter, and the effect such obligations are expected to have on the company’s liquidity and cash flows in future periods are as follows as of September 30, 2009:

(In thousands)	Payments Due by Fiscal Year
	Total	2010	2011	2012	2013	2014	More Than 5 Years
Unrecorded contractual obligations:
Bareboat charter leases	$89,824	8,813	17,626	17,626	17,627	17,627	10,505
Vessel construction obligations	553,869	227,330	168,497	146,320	11,722	---	---
Total obligations	$643,693	236,143	186,123	163,946	29,349	17,627	10,505

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

Off-Balance Sheet Arrangements

Fiscal 2010 Sale/Leaseback

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter arrangements with the respective companies. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into bareboat charter arrangement with the respective company.

The sale/leaseback transactions resulted in proceeds of approximately $101.8 million and a deferred gain of $39.6 million. The carrying value of the six vessels was $62.2 million at the dates of sale. The leases on the five vessels sold in June 2009 will expire on June 30, 2014 and the lease on the vessel sold in July 2009 will expire on July 30, 2014. The company is accounting for the transaction as a sale/leaseback transaction with operating lease treatment and will expense periodic lease payments over the five year charter hire operating lease terms.

Under the sale/leaseback agreements, the company has the option to purchase the six vessels at 75% of the original sales price or to cause the owners to sell the vessels whereby the company guarantees approximately 84% of the original lease value to the third-party companies. The company may repurchase the vessels prior to the end of the charter term with penalties of up to 5% assessed if purchased in years one and two of the five year lease. The company will recognize the deferred gain as income if it does not exercise its option to purchase the six vessels at the end of the operating lease term. If the company exercises its option to purchase these vessels, the deferred gain will reduce the vessel’s stated cost after exercising the purchase option.

As of September 30, 2009, the future minimum lease payments for these six vessels under the operating lease terms are as follows:

Fiscal year ending	Amount (In thousands)
Remaining six months of 2010	$5,351
2011	10,702
2012	10,702
2013	10,703
2014	10,703
Thereafter	2,836
Total future lease payments	$50,997

Fiscal 2006 Sale/Leaseback

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

As of September 30, 2009, the future minimum lease payments for these five vessels under the operating lease terms are as follows:

Fiscal year ending	Amount (In thousands)
Remaining six months of 2010	$3,462
2011	6,924
2012	6,924
2013	6,924
2014	6,924
Thereafter	7,669
Total future lease payments	$38,827

For the quarter and six-month period ended September 30, 2009, the company expensed approximately $4.3 million and $6.1 million, respectively on all of its bareboat charter arrangements as compared to $1.7 million and $3.5 million for the quarter and six-month period ended September 30, 2008.

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

The company’s newer technically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older smaller vessels. Competition for skilled crews may intensify, particularly in international markets, as new build vessels currently under construction enter the global fleet. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide, and until the recent global recession, the price of steel had increased dramatically due to increased worldwide demand for the metal. The price of steel is high by historical standards. Although prices have recently eased, with the reduced global demand of all commodities, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. If the price of steel rises, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately. In that regard, steel market participants have already announced that they will reduce steel output during calendar year 2009, which, in turn, could stabilize the price of steel, although that will depend upon many factors that will ultimately relate to worldwide demand for the product.

Environmental Matters

During the ordinary course of business, the company’s operations are subject to a wide variety of environmental laws and regulations. Compliance with existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on the company. Further, the company is involved in various legal proceedings that relate to asbestos and other environmental matters. In the opinion of management, based on current information, the amount of ultimate liability, if any, with respect to these proceedings, is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard its vessels and at shore-based locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment if accidents occur. In addition, the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

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

At September 30, 2009, the company had $300.0 million of debt outstanding which represents senior unsecured notes that were issued on July 8, 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 3.35 years as of September 30, 2009. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at September 30, 2009 was estimated to be $303.7 million. Because the debt outstanding at September 30, 2009 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at September 30, 2009 of approximately $9.1 million and a 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at September 30, 2009 of approximately $9.5 million.

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

The company had no outstanding interest rate swaps at September 30, 2009 and 2008.

Foreign Exchange Risk. The company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables and trade payables denominated in currencies other than the U.S. dollar. The company periodically enters into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

The company had six foreign exchange spot contracts outstanding at September 30, 2009, which totaled $1.7 million. All six spot contracts settled by October 2, 2009. The company had no spot contracts outstanding at September 30, 2008.

The company had no forward contracts outstanding at September 30, 2009 or March 31, 2009. At September 30, 2008, the company had four Euro forward contracts outstanding totaling $1.5 million, which hedged the company’s foreign exchange exposure relating to the construction commitment of two crewboats at an international shipyard that totaled a U.S. dollar equivalent of approximately $3.4 million. The combined change in fair value of these four forward contracts at September 30, 2008 was approximately $0.1 million, all of which was recorded as a decrease to earnings during the quarter ended September 30, 2008, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. The company generally does not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in U.S. dollars. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. In addition, where possible, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams. Discussions related to the company’s currency risk associated with receivables generated by the Venezuelan operations are disclosed in the “Liquidity, Capital Resources and Other Matters” section of this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2009, filed with the Securities and Exchange Commission on May 14, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors. No amounts were expended during the quarter ended September 30, 2009.

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

During the quarter ended June 30, 2008, the company expended $53.6 million to repurchase and cancel 915,900 common shares, or an average price paid per common share of $58.56 pursuant to a repurchase program authorized by the Board of Directors in July 2007. From inception of the July 2007 authorized program through its conclusion on June 30, 2008, the company expended the entire $250.0 million authorization to repurchase and cancel 4,502,100 common shares at an average price paid per common share of $55.53.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Shareholders of the company was held on July 9, 2009. A total of 47,277,598 of the company’s shares were present or represented by proxy at the meeting. This represented more than 91% of the eligible voting shares. At the meeting, the company’s shareholders took the following actions:

1.	Elected the following directors for terms to expire at the 2010 Annual Meeting of Shareholders, with votes as indicated opposite each director’s name:

Name	For	Withheld
M. Jay Allison	44,657,573	2,620,025
James C. Day	32,774,204	14,503,394
J. Wayne Leonard	44,799,441	2,478,157
Jon C. Madonna	44,767,681	2,509,917
Richard T. du Moulin	32,884,953	14,392,645
Joseph H. Netherland	46,123,895	1,153,703
Richard A. Pattarozzi	44,402,532	2,875,066
Nicholas Sutton	32,787,922	14,489,676
Cindy B. Taylor	43,424,064	3,853,534
Dean E. Taylor	44,139,131	3,138,467
Jack E. Thompson	32,924,478	14,353,120

2.	A proposal to approve the Tidewater Inc. 2009 Stock Incentive Plan was approved with 36,379,113 votes cast for, 4,985,947 votes against, 972,485 abstentions, and 4,940,053 non-votes.

3.

The selection of Deloitte & Touche LLP as the company’s independent registered public accounting firm for the fiscal year ending March 31, 2010 was ratified with 46,413,217 votes cast for, 829,666 votes against, and 34,715 abstentions.

ITEM 5. OTHER	INFORMATION

None.

ITEM 6.  EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: October 29, 2009	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: October 29, 2009	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: October 29, 2009	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Tidewater Amended and Restated Bylaws dated September 17, 2009 (filed with the Commission as Exhibit 10.1 on Form 8-K dated September 23, 2009, File No. 1-6311).

10.1*+	2009 Stock Incentive Plan

10.2*+	Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Years 2010, 2011, and 2012.

10.3*+	Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Years 2010, 2011, and 2012.

10.4*+	Tidewater Inc. Management Annual Incentive Plan for Fiscal Years 2010, 2011 and 2012.

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.