Form 10-Q
period 2009-12-31
TIDEWATER INC
filed 2010-02-02
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

51,716,924 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 22, 2010. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	December 31, 2009	March 31, 2009
Current assets:
Cash and cash equivalents	$336,573	250,793
Trade and other receivables, net	296,798	328,566
Marine operating supplies	46,105	48,727
Other current assets	12,415	6,365

Total current assets	691,891	634,451

Investments in, at equity, and advances to unconsolidated companies	37,914	37,221
Properties and equipment:
Vessels and related equipment	3,324,728	3,238,674
Other properties and equipment	82,015	81,689

	3,406,743	3,320,363
Less accumulated depreciation and amortization	1,262,342	1,307,038

Net properties and equipment	2,144,401	2,013,325

Goodwill	328,754	328,754
Other assets	98,760	60,053

Total assets	$3,301,720	3,073,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$25,000	—
Accounts payable	39,674	51,530
Accrued expenses	144,294	111,153
Accrued property and liability losses	5,651	5,521
Other current liabilities	45,766	35,146

Total current liabilities	260,385	203,350

Long-term debt	275,000	300,000
Deferred income taxes	209,431	201,200
Accrued property and liability losses	12,886	8,035
Other liabilities and deferred credits	125,428	116,541

Commitment and contingencies (Note 6)

Stockholders’ equity:
Common stock of $.10 par value, 125,000,000 shares authorized, issued 51,706,924 shares at December and 51,696,245 shares at March	5,170	5,169
Additional paid-in capital	82,046	79,333
Retained earnings	2,358,619	2,194,842
Deferred compensation – restricted stock	(10,144)	(14,953)
Accumulated other comprehensive loss	(17,101)	(19,713)

Total stockholders’ equity	2,418,590	2,244,678

Total liabilities and stockholders’ equity	$3,301,720	3,073,804

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenues:
Vessel revenues	$274,507	349,181	879,506	1,022,189
Other marine revenues	11,998	13,154	29,132	27,029

	286,505	362,335	908,638	1,049,218

Costs and expenses:
Vessel operating costs	148,188	161,320	459,365	513,419
Costs of other marine revenues	10,565	11,347	26,147	23,091
Depreciation and amortization	32,734	32,173	96,643	93,451
General and administrative	33,676	31,669	105,750	102,092
Provision for Venezuelan operations	—	—	49,070	—
Gain on asset dispositions, net	(5,151)	(4,760)	(23,063)	(20,998)

	220,012	231,749	713,912	711,055

Operating income	66,493	130,586	194,726	338,163
Other income (expenses):
Foreign exchange gain (loss)	161	3,396	(4,677)	4,693
Equity in net earnings of unconsolidated companies	3,732	4,079	14,704	12,073
Interest income and other, net	978	1,372	4,648	4,696
Interest and other debt costs	(583)	(77)	(1,110)	(505)

	4,288	8,770	13,565	20,957

Earnings before income taxes	70,781	139,356	208,291	359,120
Income tax expense	10,885	22,391	5,728	61,948

Net earnings	$59,896	116,965	202,563	297,172

Basic earnings per common share	$1.17	2.28	3.94	5.79

Diluted earnings per common share	$1.16	2.28	3.93	5.76

Weighted average common shares outstanding	51,373,290	51,242,848	51,369,519	51,344,835
Incremental common shares from stock options	280,962	74,288	238,133	202,993

Adjusted weighted average common shares	51,654,252	51,317,136	51,607,652	51,547,828

Cash dividends declared per common share	$0.25	0.25	0.75	0.75

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended December 31,
	2009	2008

Operating activities:
Net earnings	$202,563	297,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,643	93,451
Provision (benefit) for deferred income taxes	(15,172)	7,876
Reversal of liabilities for uncertain tax positions	(34,284)	—
Gain on asset dispositions, net	(23,063)	(20,998)
Provision for Venezuelan operations	49,070	—
Equity in earnings of unconsolidated companies, net of dividends	(694)	(6,004)
Compensation expense - stock-based	7,328	8,410
Excess tax liability (benefit) on stock options exercised	(161)	843
Changes in assets and liabilities, net:
Trade and other receivables	(4,824)	(19,746)
Marine operating supplies	2,622	(4,735)
Other current assets	(6,050)	(3,190)
Accounts payable	(11,856)	(12,903)
Accrued expenses	31,406	10,215
Accrued property and liability losses	130	(304)
Other current liabilities	7,755	11,470
Other liabilities and deferred credits	(2,117)	3,851
Other, net	54	897

Net cash provided by operating activities	299,350	366,305

Cash flows from investing activities:
Proceeds from sales of assets	34,063	30,459
Proceeds from sales/leaseback of assets	101,755	—
Additions to properties and equipment	(304,013)	(368,706)
Other	—	260

Net cash used in investing activities	(168,195)	(337,987)

Cash flows from financing activities:
Principal payments on capitalized lease obligations	—	(10,059)
Proceeds from exercise of stock options	962	6,547
Cash dividends	(38,786)	(38,636)
Stock repurchases	—	(53,634)
Excess tax benefit (liability) on stock options exercised	161	(843)
Debt issuance costs	(7,712)	—

Net cash used in financing activities	(45,375)	(96,625)

Net change in cash and cash equivalents	85,780	(68,307)
Cash and cash equivalents at beginning of period	250,793	270,205

Cash and cash equivalents at end of period	$336,573	201,898

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,222	7,194
Income taxes	$42,413	44,389

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Interim Financial Statements

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

The consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The company uses the equity method to account for equity investments over which the company exercises significant influence but does not exercise control and is not the primary beneficiary. All per share information included in this document is on a diluted earnings per share basis.

Certain previously reported amounts have been reclassified to conform to the December 31, 2009 presentation.

(2)	Stockholders’ Equity

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors. No amounts were expended from inception of the July 2009 authorized program through December 31, 2009.

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

Dividend Program

The Board of Directors declared dividends of $12.9 million and $38.8 million, or $0.25 and $0.75 per share, for the quarter and the nine-month period ended December 31, 2009, respectively. The Board of Directors declared dividends of $12.8 million and $38.6 million, or $0.25 and $0.75 per share, for the quarter and the nine-month period ended December 31, 2008, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Income Taxes

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarter and the nine-month period ended December 31, 2009, was 15.48% and 2.75%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and the nine-month period ended December 31, 2008 was 16.1% and 17.3%, respectively. The effective tax rate for the quarter ended December 31, 2009, is a result of the company’s greater proportion of profitability from international operations, where statutory income tax rates are generally lower than those applicable to United States operations. The decrease in the effective tax rate during the nine-month period ended December 31, 2009, as compared to the same period in fiscal 2009, is primarily attributable to the successful resolution by the company of a tax dispute with the Internal Revenue Service as described below.

The company’s balance sheet at December 31, 2009 reflects $17.9 million of tax liabilities for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. The liabilities are attributable to a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $12.1 million of unrecognized tax benefits related to a state tax issue, including interest of $1.2 million. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

In January 2008, the U.S. District Court for the Eastern District of Louisiana issued its final ruling in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. In April 2009, the Fifth Circuit Court of Appeals affirmed the District Court’s judgment. The IRS did not appeal the Court of Appeals ruling, resulting in final resolution of the issue in the company’s favor in July 2009. The tax benefit related to the issue is approximately $34.3 million, or $0.66 per common share, for the nine months ended December 31, 2009, which primarily includes a reversal of previously recorded liabilities for uncertain tax positions and interest income on the judgment.

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2002. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Included in other current liabilities at December 31, 2009 and March 31, 2009 are taxes payable (primarily income) of $32.8 million and $24.8 million, respectively.

(4)	Employee Benefit Plans

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. The company contributed $4.7 million to the defined benefit pension plan during the nine-month period ended December 31, 2009. No amounts were contributed to the plan during the quarter ended December 31, 2009, and the company does not expect to contribute to the plan during the remainder of the current fiscal year. The company contributed $0.4 million and $4.0 million to the defined benefit pension plan during the quarter and the nine-month period ended December 31, 2008, respectively.

In December 2009, the company’s management announced that effective December 31, 2010, the accrual of benefits under the company’s defined pension plan would be discontinued. On that date, previously accrued pension benefits under the defined benefit pension plan will be frozen for the approximately 70 active employees who participate in the plan. This change will not affect benefits earned by participants prior to January 1, 2011. Because future benefit accruals under the defined benefit plan will be eliminated, the active employees who are participants of the defined benefit plan will become participants of the company’s defined contribution retirement plan effective January 1, 2011. These changes will provide the company more predictable retirement plan costs and cash flows. By freezing the benefits, the company’s future

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

benefit obligations and requirements for cash contributions for the frozen defined benefit plan will be reduced. Any gains or losses associated with the curtailment of the defined benefit pension plan were immaterial.

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

Included in other assets at December 31, 2009, are $16.1 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of December 31, 2009, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at December 31, 2009 is after the effect of $0.8 million of after-tax unrealized losses ($1.3 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2009	2008	2009	2008
Pension Benefits:
Service cost	$229	265	669	795
Interest cost	1,133	1,150	3,567	3,450
Expected return on plan assets	(576)	(635)	(1,728)	(1,905)
Amortization of prior service cost	10	3	30	9
Recognized actuarial loss	325	400	1,025	1,200

Net periodic benefit cost	$1,121	1,183	3,563	3,549

Other Benefits:
Service cost	$251	281	753	843
Interest cost	537	514	1,611	1,542
Amortization of prior service cost	(502)	(496)	(1,506)	(1,488)
Recognized actuarial loss	114	268	342	804

Net periodic benefit cost	$400	567	1,200	1,701

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	Debt

Revolving Credit Agreement

In July 2009, the company amended its revolving credit facility, increasing its size to $450.0 million and extending its maturity date to July 2012. Borrowings under the amended revolving credit facility bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The amended facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45 as compared to a maximum ratio of consolidated debt to total capitalization of 0.55 with the prior agreement. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

At December 31, 2009, the entire amount of the company’s $450.0 million revolving credit facility was available for future financing needs.

Senior Debt Notes

The company had $300.0 million outstanding of senior unsecured notes at December 31, 2009. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 3.10 years as of December 31, 2009. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at December 31, 2009 was estimated to be $305.7 million.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and nine-month period ended December 31, 2009, were approximately $0.6 million and $1.1 million, respectively. Interest costs capitalized, for the quarter and nine-month period ended December 31, 2009, were approximately $4.0 million and $11.7 million, respectively.

Interest and debt costs incurred, net of interest capitalized, for the quarter and the nine-month period ended December 31, 2008, were approximately $0.1 million and $0.5 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2008, were approximately $3.4 million and $10.3 million, respectively.

(6)	Commitments and Contingencies

Vessel Commitments

At December 31, 2009, the company had commitments to acquire three vessels and build 33 vessels at a total cost of approximately $831.1 million. The total commitment cost to build 33 vessels, including contract costs and other incidental costs, was $788.6 million at December 31, 2009. The company is committed to the construction of 13 anchor handling towing supply vessels ranging between 5,150 to 13,600 brake horsepower (BHP), 17 platform supply vessels, two crewboats and one multi-purpose ROV supply vessel. Scheduled delivery for these vessels began in January 2010 with delivery of the final vessel expected in July 2012. The company also had commitments to purchase three anchor handling towing supply vessels for a total cost of approximately $42.5 million at December 31, 2009. In January 2010, the company took possession of two of the anchor handling towing supply vessels in the early part of January 2010, and will take possession of the third anchor handling towing supply vessel in February 2010. At December 31, 2009, the company had invested $304.1 million in the construction of the 33 vessels under construction and the purchase of three anchor handling towing supply vessels, with $527.0 million of remaining expenditures

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

necessary to complete construction of the 33 vessels currently under construction at the contract price and to fund the acquisition of the three anchor handling towing supply vessels.

The company’s vessel construction and acquisition program has been designed to replace over time the older vessels of the company’s fleet with fewer, larger and more efficient vessels, while also opportunistically enhancing the size and capabilities of the company’s fleet. The majority of the company’s older vessels, its supply and towing-supply vessels, were constructed between 1976 and 1983. As such, most vessels of this class exceed 25 years of age and could require replacement within the next several years, depending on the strength of the market during this time frame. In addition to age, market conditions also help determine when a vessel is no longer economically viable. The company anticipates using future operating cash flows, existing borrowing capacity, new borrowings or lease arrangements to fund this fleet renewal and modernization program over the next several years.

The company has experienced occasional delays in the delivery of equipment for vessels currently under construction (as has the offshore supply vessel industry in general). While the frequency of these equipment delays has abated, similar delays in the future are possible. Currently, the company is experiencing more pronounced delays in vessel construction progress at shipyards in Brazil (two crewboat vessels under construction) and India (two platform supply vessels under construction). The company continues to work diligently to ensure as timely delivery as possible of these vessels, but further delay is possible. Management currently believes, however, that the vessels where construction has been delayed in Brazilian and Indian shipyards will ultimately be completed and delivered. The shipyard in India has previously completed and delivered two vessels for the company.

The company generally requires shipyards to provide third party credit support in the event that vessels are not ultimately completed and delivered. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees issued by major financial institutions located in the country of the shipyard. While the company endeavors to reduce its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk through payment and other contract terms with the shipyard and other counterparties.

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

Venezuelan Operations

The company has previously reported that in May 2009 a Venezuelan law was enacted directing the government of Venezuela to take possession of certain assets of oil service companies doing business in Venezuela, and that, pursuant to that legislation, Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, had taken possession of (a) 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region, (b) the company’s shore-based facility adjacent to Lake Maracaibo and (c) certain other related assets. The company has also previously reported that Petrosucre, S.A. (Petrosucre), a subsidiary of PDVSA, took control of four additional company vessels in July 2009. As a consequence of these measures, the company (i) no longer has possession or control of those assets, (ii) no longer operates them or provides support for their operations, and (iii) no longer has any other vessels or vessel operations in Venezuela.

As a result of the May 2009 seizure of the 11 vessels and other assets discussed above, the company recorded a charge of $3.75 million ($2.9 million after tax, or $0.06 per common share), during the quarter ended June 30, 2009, to write off the net book value of the assets seized. As a result of the July 2009

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

vessel seizures, the company recorded a charge of $0.5 million ($0.4 million after tax, or $0.01 per common share) during the quarter ended September 30, 2009. Both of these charges are included in the provision for Venezuelan operations in the accompanying condensed consolidated statement of earnings.

As a result of the asset seizures referred to above, the lack of further vessel operations in Venezuela, and the continuing uncertainty about the timing and amount of the compensation that the company may collect in the future, the company recorded a $44.8 million ($44.8 million after tax, or $0.87 per common share) provision during the quarter ended June 30, 2009, to fully reserve accounts receivable payable by PDVSA and Petrosucre.

The company continues its attempts to engage PDVSA and the government of Venezuela to discuss compensation for the seized assets and business, but there is no material progress to report based on these attempts. The company also continues to evaluate its other alternatives to obtain appropriate compensation for the assets and business seized (including the outstanding receivables from PDVSA and Petrosucre).

Internal Investigation

The company has previously reported that special counsel engaged by the company’s Audit Committee had completed an internal investigation into certain FCPA matters and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported publicly by the company in prior filings.

Special counsel has reported to the Department of Justice and the Securities and Exchange Commission the results of the investigation, and has engaged in a series of cooperative discussions with the two federal agencies as to the potential legal ramifications of those findings. As part of its continuing cooperation with these agencies, the company entered into separate agreements with both the Department of Justice and the Securities and Exchange Commission effective as of January 10, 2008 to toll certain statutes of limitations. These agreements, as amended, toll these statutes of limitations through March 15, 2010. The agreements with both agencies expressly provide that they do not constitute an admission by the company of any facts or of any wrongdoing. Based on recent discussions with the two agencies regarding the possible disposition of this matter, it appears likely that any negotiated disposition would involve charges and sanctions imposed by one or both agencies, although the company is unable to predict at this time the scope or magnitude of such charges and sanctions and who they would be imposed upon. The time frame for resolution of these matters is also uncertain. Given these uncertainties, the company is unable at this time to estimate the range of any monetary exposure associated with potential charges and sanctions.

From time to time, these agencies have requested certain documents and information from the company related to several of the matters covered by the internal investigation. The company has voluntarily cooperated with those requests. Special counsel expects to have additional meetings with the agencies as appropriate in connection with the resolution of this matter.

Based on the findings of the investigation reported to the company and the Audit Committee to date, as well as to the government authorities, the company has not concluded that any potential liability that may result from an investigation or enforcement action by the Department of Justice or the Securities and Exchange Commission is both probable and reasonably estimable, and, thus, no accrual has been recorded as of December 31, 2009. Should additional information be obtained that any potential liability is probable and reasonably estimable the company will record such liability at that time. While uncertain, ultimate resolution with one or both of these agencies could have a material adverse effect on the company’s results of operations or cash flows.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit will depend

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ultimately on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. No additional liabilities were recorded during the quarter ended December 31, 2009. The company recorded an additional liability of $1.2 million during the quarter ended December 31, 2008. At December 31, 2009, $4.7 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund’s trustee will likely claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, and the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions.

Sonatide

The company has previously reported in its periodic filings that it was in discussions with Sonangol, the national oil company of Angola, regarding a Sonangol proposal to increase its control over Sonatide Marine Services Ltd., an Angolan joint venture between Sonangol and a Tidewater subsidiary. The company has an indirect 49% ownership interest in Sonatide. The company also previously reported that it had reached agreement with Sonangol on certain amendments to the joint venture agreement that would increase Sonangol’s control over the operations of Sonatide. Thereafter, Sonangol and the company continued to have dialogue regarding additional changes proposed by Sonangol to Sonatide’s practices and procedures that, if adopted, would further Sonangol’s control over Sonatide’s day-to-day operations, including treasury functions. Recently, Sonangol notified Tidewater that the existing joint venture agreement, which is scheduled to expire on July 31, 2010 unless renewed, would not be renewed by Sonangol, although Sonangol has advised that it is willing to discuss a new joint venture arrangement. Failing to either extend the existing Sonatide joint venture agreement or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to compete effectively for business in Angola in the future. More Tidewater vessels are deployed in Angola than in any of Tidewater’s other countries of operation, and a significant portion of revenues derived from the company’s largest customer, Chevron, are derived through the company’s operations in Angola.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(7)	Fair Value Measurements and Disclosures

The company follows the provisions of the ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value. The fair value are to be calculated based on assumptions that market participants would use in pricing assets and liabilities and not on assumptions specific to the entity. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs that are not corroborated by market data

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan, a deferred supplemental savings plan and a multinational savings plan. These investments are valued based on quoted market prices (Level 1) and were carried at $27.0 million and $19.7 million at December 31, 2009 and March 31, 2009, respectively.

Other Financial Instruments

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

The company had no spot derivative financial instruments outstanding at December 31, 2009 or March 31, 2009.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

The company had no forward contracts outstanding at December 31, 2009 or March 31, 2009.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Asset Impairments

The company accounts for long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-lived Assets, and reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation, considered Level 3, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. The company uses the discounted cash flow method to determine estimated fair value of each asset group and compares such fair value to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics are grouped for asset impairment testing.

(8)	Sale/Leaseback Arrangements

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter arrangements with the respective companies. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into bareboat charter arrangement with the respective company.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The sale/leaseback transactions resulted in proceeds of approximately $101.8 million and a deferred gain of $39.6 million. The carrying value of the six vessels was $62.2 million at the dates of sale. The leases on the five vessels sold in June 2009 will expire on June 30, 2014 and the lease on the vessel sold in July 2009 will expire on July 30, 2014. The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and will expense periodic lease payments over the five year charter hire operating lease terms.

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

As of December 31, 2009, the future minimum lease payments for these six vessels under the operating lease terms are as follows:

Fiscal year ending	Amount (In thousands)
Remaining three months of 2010	$2,676
2011	10,702
2012	10,702
2013	10,703
2014	10,703
Thereafter	2,836

Total future lease payments	$48,322

(9)	Accrued Expenses and Other Liabilities and Deferred Credits

A summary of accrued expenses at December 31, 2009 and March 31, 2009 are as follows:

(In thousands)	December 31, 2009	March 31, 2009
Payroll and related payables	$35,542	36,769
Commissions payable	22,542	16,364
Accrued vessel major repairs and maintenance costs	6,698	4,755
Other accrued vessel expenses	49,215	31,169
Accrued fuel expense	10,746	9,571
Incentive plans	5,100	9,892
Accrued interest expense	6,022	2,177
Other accrued expenses	8,429	456

	$144,294	111,153

A summary of other liabilities and deferred credits at December 31, 2009 and March 31, 2009 are as follows:

(In thousands)	December 31, 2009	March 31, 2009
Postretirement benefits liability	$29,270	28,540
Pension liability	31,152	37,497
Deferred gain on vessel sales	39,568	—
Income taxes	7,114	35,474
Other	18,324	15,030

	$125,428	116,541

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	Goodwill

The company tests goodwill impairment annually at the reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its U.S. and international operations. The company performed its annual impairment test as of December 31, 2009, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill as of December 31, 2009 and 2008 is $328.8 million.

(11)	Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In June 2009, the FASB revised ASC 105, Generally Accepted Accounting Principles (GAAP), to establish a hierarchy of GAAP to identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. The amended provisions of ASC 105 are effective for interim and annual periods ending after September 15, 2009. The company adopted the provisions of ASC 105 effective September 30, 2009, and it did not have a material impact on the company’s consolidated financial position, results of operations or cash flows; however, the company is disclosing codification citations in place of corresponding references to legacy accounting pronouncements.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The company adopted the provisions of ASC 855 effective June 30, 2009, and it did not have a material impact on the company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB revised ASC 825-10-65, Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements. ASC 825-10-65 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted the disclosure requirements of ASC 825-10-65 on June 30, 2009. The adoption of ASC 825-10-65 resulted in increased disclosures in our interim periods and had no impact on the company’s consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued additional guidance on disclosure of the fair value of plan assets held in an employer’s defined benefit pension or other postretirement plan (included within ASC 715, Compensation—Retirement Benefits). The guidance requires more detailed disclosures about the assets of a defined benefit pension or other postretirement plan including, how investment allocation decisions are made, inputs and valuation techniques used to measure fair value, significant concentrations of risk within plan assets and major categories of plan assets. The disclosure guidance is effective for fiscal years ending after December 15, 2009. Since the guidance only requires enhanced disclosures, the adoption of the application will not have a financial impact on the company’s consolidated financial statements.

In December 2007, the FASB revised ASC 810, Consolidation, to establish new accounting and reporting standards for the noncontrolling interest (formerly minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, ASC 810 requires the recognition of a noncontrolling interest

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. ASC 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The company adopted the provisions of ASC 810 effective April 1, 2009, and it did not have a material impact on the company’s results of operations, cash flows or financial position.

In December 2007, the FASB revised ASC 805, Business Combinations, to establish principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This topic also established disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. In April 2009, the FASB revised ASC 805-20 to establish a model to account for certain pre-acquisition contingencies. Under the revised ASC 805-20, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in the Contingencies Topic, ASC 450. The company adopted the revised provisions of ASC 805 effective April 1, 2009, and it did not have a material impact on the company’s financial position, results of operations or cash flows. The company adopted the provisions of ASC 805-20 effective July 1, 2009, which applies prospectively to business combinations completed on or after that date. The impact of the adoption ASC 805-20 will depend on the nature of acquisitions completed after the date of adoption.

(12)	Subsequent Events

The company has updated these financial statements for any subsequent events through the issuance of this report on February 2, 2010.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13)	Segment and Geographic Distribution of Operations

The company follows the disclosure requirements of Segment Reporting Topic, ASC 280-10-50, and operates in two business segments: International and United States. The following table provides a comparison of revenues, operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and the nine-month periods ended December 31, 2009 and 2008. Vessel revenues and operating profits relate to vessels owned and operated by the company while other marine revenues relate to the activities of the company's shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2009	2008	2009	2008

Revenues:
Vessel revenues:
International	$254,586	312,069	812,472	904,973
United States	19,921	37,112	67,034	117,216

	274,507	349,181	879,506	1,022,189
Other marine revenues	11,998	13,154	29,132	27,029

	$286,505	362,335	908,638	1,049,218

Marine operating profit:
Vessel activity:
International	$66,893	121,621	195,375	314,137
United States	1,527	10,505	5,370	28,995

	68,420	132,126	200,745	343,132
Corporate expenses	(8,289)	(7,834)	(31,232)	(29,227)
Gain on asset dispositions, net	5,151	4,760	23,063	20,998
Other marine services	1,211	1,534	2,150	3,260

Operating income	$66,493	130,586	194,726	338,163

Foreign exchange gain (loss)	161	3,396	(4,677)	4,693
Equity in net earnings of unconsolidated companies	3,732	4,079	14,704	12,073
Interest income and other, net	978	1,372	4,648	4,696
Interest and other debt costs	(583)	(77)	(1,110)	(505)

Earnings before income taxes	$70,781	139,356	208,291	359,120

Depreciation and amortization:
Marine:
International	$29,942	28,110	87,780	80,055
United States	2,516	3,715	7,948	12,345
General corporate depreciation	276	348	915	1,051

	$32,734	32,173	96,643	93,451

Additions to properties and equipment:
Marine:
International	$79,465	100,453	272,086	345,600
United States	11,756	8,402	31,224	22,976
General corporate	260	6	703	130

	$91,481	108,861	304,013	368,706

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at December 31, 2009 and March 31, 2009:

(In thousands)	December 31, 2009	March 31, 2009
Total assets:
Marine:
International	$2,533,250	2,322,205
United States	535,144	610,340

	3,068,394	2,932,545
Investments in and advances to unconsolidated Marine companies	37,914	37,221

	3,106,308	2,969,766
General corporate	195,412	104,038

	$3,301,720	3,073,804

The following table discloses the amount of revenue for the company’s International and United States segments, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and nine-month periods ended December 31, 2009 and 2008:

	Quarter Ended December 31,				Nine Months Ended December 31,
(In thousands)	2009	%	2008	%	2009	%	2008	%
REVENUES BY VESSEL CLASS:
International-based fleet:
Deepwater vessels	$77,455	28%	69,320	20%	214,868	24%	195,246	19%
Towing-supply/supply	148,715	54%	200,000	57%	500,763	57%	578,374	57%
Crew/utility	19,812	7%	25,627	7%	67,775	8%	79,705	8%
Offshore tugs	8,604	3%	15,467	4%	28,499	3%	46,286	5%
Other	—	—	1,655	<1%	567	<1%	5,362	1%
Total	$254,586	93%	312,069	89%	812,472	92%	904,973	89%
United States-based fleet:
Deepwater vessels	$12,554	5%	12,795	4%	40,565	5%	45,826	4%
Towing-supply/supply	6,931	3%	19,945	6%	23,788	3%	56,264	6%
Crew/utility	436	<1%	4,372	1%	2,681	<1%	15,126	1%
Total	$19,921	7%	37,112	11%	67,034	8%	117,216	11%
Worldwide fleet:
Deepwater vessels	$90,009	33%	82,115	24%	255,433	29%	241,072	24%
Towing-supply/supply	155,646	57%	219,945	63%	524,551	60%	634,638	62%
Crew/utility	20,248	7%	29,999	9%	70,456	8%	94,831	9%
Offshore tugs	8,604	3%	15,467	4%	28,499	3%	46,286	5%
Other	—	—	1,655	<1%	567	<1%	5,362	1%
Total	$274,507	100%	349,181	100%	879,506	100%	1,022,189	100%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 2009 and 2008, and of cash flows for the nine-month periods ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.

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

February 2, 2010

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Information and Cautionary Statement

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. Any such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations. Some of these risks are discussed in this report and include, without limitation, fluctuations in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, development and production; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; instability of global financial markets and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation, especially in higher risk countries of operations; foreign currency fluctuations; labor influences proposed by international conventions; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

Our Business

Our Core Services

The company provides offshore service vessels and equipment to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater has one of the broadest international geographic reaches in the offshore energy industry with over five decades of international experience and, at December 31, 2009, had 394 vessels (including joint-venture vessels and vessels withdrawn from service) servicing the energy industry. The company’s revenues, net earnings and cash flows from operations are dependent upon the activity level of the vessel fleet. Like other energy service companies, the level of the company’s business activity is driven by the level of drilling and exploration activity by our customers. Our customer's activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on respective levels of supply and demand for crude oil and natural gas.

Principal Factors That Drive Revenues

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

Principal Factors That Drive Our Costs

Fleet size, fleet composition, geographic areas of operation and the supply and demand for marine personnel are the major factors which affect overall crew costs. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. The company believes that competition for skilled crew personnel may again intensify, particularly in international markets, as, according to ODS-Petrodata, approximately 520 new-build support vessels (anchor handling towing supply vessels and platform supply vessels only) are currently under construction, although the number and timing of delivery of new-build support vessels is currently in question given the global recession and tight financial markets, which may influence the ultimate number of vessels built and delivered. If competition for personnel intensifies, the company’s crew costs will likely increase.

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

At times, drydockings take on an increased importance to the company and its financial performance. The company’s older vessels require more frequent and more expensive repair and drydockings, while some of its vessels built after 2000 are now experiencing their first or second required regulatory drydockings. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can affect the company’s expenditures for drydockings and can incrementally increase the volatility of the company’s operating revenues and operating costs, thus making period-to-period comparisons more difficult. Although the company attempts to efficiently manage its fleet drydocking schedule to minimize any disruptive effect on its revenues and costs, inflationary pressures on shipyard pricing experienced in recent years, and the heavy workloads at the shipyards, resulted in increased drydocking costs and increased days off hire at shipyards (thereby, increasing the company’s loss of revenue on the drydocked vessel). The company cannot predict if the drydocking situation will improve in the foreseeable future. If there is no improvement, the company expects that the timing of drydockings in the future will result in continued quarterly volatility in repair and maintenance costs and loss in revenue. Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations that occur.

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

The company also incurs vessel operating costs which are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other miscellaneous costs. Brokers’ commission costs are incurred primarily in the company’s international operations where brokers assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary vessel importation fees.

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

The company has previously reported in its periodic filings that it was in discussions with Sonangol, the national oil company of Angola, regarding a Sonangol proposal to increase its control over Sonatide Marine Services Ltd., an Angolan joint venture between Sonangol and a Tidewater subsidiary. The company has an indirect 49% ownership interest in Sonatide. The company also previously reported that it had reached agreement with Sonangol on certain amendments to the joint venture agreement that would increase Sonangol’s control over the operations of Sonatide. Thereafter, Sonangol and the company continued to have dialogue regarding additional changes proposed by Sonangol to Sonatide’s practices and procedures that, if adopted, would further Sonangol’s control over Sonatide’s day-to-day operations, including treasury functions. Recently, Sonangol notified Tidewater that the existing joint venture agreement, which is scheduled to expire on July 31, 2010 unless renewed, would not be renewed by Sonangol, although Sonangol has advised that it is willing to discuss a new joint venture arrangement. Failing to either extend the existing Sonatide joint venture agreement or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to compete effectively for business in Angola in the future. More Tidewater vessels are deployed in Angola than in any of Tidewater’s other countries of operation, and a significant portion of revenues derived from the company’s largest customer, Chevron, are derived through the company’s operations in Angola.

The International Labour Organization’s Maritime Labour Convention, 2006 (the Convention) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on that ship) that are engaged in commercial activities. To date, this Convention has been ratified by five countries, namely, the Bahamas, Liberia, Marshall Islands, Norway and Panama, representing 33% of the world’s tonnage. If adopted by an additional 25 countries, then within 12 months thereof, the Convention shall become law. Some believe that this Convention could become law in 2011. The Company believes that the labor influences proposed by this Convention are unnecessary in light of existing international labor laws that already govern many of these issues. The Company is working with industry representatives to object to ratification of this Convention. Should this Convention become law, the company and its customers’ operations may be impacted during the period of compliance.

Macroeconomic Environment and Outlook

The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to retain their drilling rigs in the U.S. GOM market or mobilize their rigs to international markets. The company’s United States results of operations are primarily dependent on the supply and demand relationship for natural gas, while the company’s international results of operations are primarily dependent on the supply and demand relationship of crude oil. Prices for crude oil and natural gas have fallen dramatically from their respective peaks achieved in calendar year 2008 due to a global recession that has caused a precipitous drop in worldwide demand for oil and gas.

Worldwide demand for oil and gas dropped precipitously and energy prices sharply declined during the last half of calendar 2008 as a result of a global economic recession. Over one year later, there are some early signs that economic improvement is underway; however, the pace of recovery and demand for energy has been slow. The company is evaluating the current trends in the global economy to determine how these trends are affecting the development plans of E&P companies and global demand for its offshore vessels. The company also continues to evaluate the impact that the developments over the last 18 months and the global outlook is having on the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. Assessing the current situation is challenging given the tenuous state of the global economy and the financial and commodity markets. During the nine months ended December 31, 2009, the global recession resulted in a decrease in demand for offshore support vessel services, particularly in the United States (U.S.) Gulf of Mexico (GOM). Reduced demand for offshore support vessel services has lead to an industry-wide reduction in charter rates and utilization rates on vessels. Even though there are signs that the recession is ending, the current trends in exploration, development and production activity continue to be difficult to predict, and customers are actively seeking pricing concessions from the company.

OPEC cut production of crude oil by 4.2 million barrels per day (a nearly 5% cut in global oil supplies) as of January 1, 2009 in an effort to stabilize falling crude oil prices in the latter part of calendar year 2008. OPEC’s production curtailments during calendar 2009 (an approximate 6% cut in production over the last 18 months) appear to have stabilized crude oil prices, which were trading in the range of $65 to $80 per barrel during the quarter ended December 31, 2009. Although this price range is far below its all time closing high of approximately $147 per barrel in mid-July 2008, it is significantly higher than the low $30’s price levels experienced during the first quarter of calendar 2009. At the OPEC meeting held in December 2009, OPEC officials stated that the current level of OPEC production will remain unchanged because crude oil market demand fundamentals are still weak and inventories for the resource are oversupplied. Given the weak supply/demand fundamentals of crude oil, it is unknown whether crude oil prices will remain at current price levels or whether these price levels will support significant amounts of exploration and production spending by oil and gas companies. Due to the uncertainty of the direction of oil pricing and demand, management is unable to predict what the company’s actual experience will be; however, given the historically strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the various international markets, the company expects that utilization and day rates for its international-based vessels will weaken if crude oil prices decrease and/or remain at levels that do not support increases in capital spending by E&P companies. The company’s international customers, including some of our more significant clients, are actively seeking pricing concessions from the company, which the company is addressing on a case-by-case basis. In response to the weaker crude oil price and its effect on E&P spending, the company began stacking and removing from its active international-based fleet those vessels that cannot find attractive charter hire contracts.

The number of operating drilling rigs in the U.S. offshore market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. The offshore rig count in the U.S. GOM remains at historically low levels, in part because the strength of the international drilling market has attracted numerous offshore drilling rigs from the U.S. to various international markets over the past few years. Even before the global economic crisis occurred, exploration and development activity in the U.S. GOM had fallen off significantly, particularly in non-deepwater areas. As a consequence, the demand for offshore marine vessels in the shallow water U.S. GOM diminished over the past few years and declined further due to the deterioration in the global business environment and economy, the significant reduction in commodity prices (particularly natural gas pricing) and relative illiquidity in the credit and capital markets. At December 31, 2009, total mobile offshore rig utilization in the U.S. GOM was approximately 55%, the lowest of any major offshore rig market. Over the longer term, the company’s U.S.-based fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence. In addition, consolidation could result in the absorption of an oil and gas company with which the company has a strong commercial relationship into another company with which the company does not have such a relationship.

Given the historically strong correlation among commodity prices, drilling and exploration activity and demand for the company’s vessels in the U.S. GOM, the company expects utilization rates and day rates for its vessels in the U.S. GOM market to remain weak, particularly if natural gas prices remain weak or deteriorate from current levels. As such, management anticipates the company’s U.S.-based results of operations during the remainder of fiscal 2010 will compare unfavorably with fiscal 2008 and 2009. In response to the deterioration of the U.S. GOM market, the company began to stack and remove from its active fleet those vessels that cannot find attractive charter hire contracts. In recent months, drydockings associated with stacked vessels have been deferred. In addition, as a result of the reduced number of active vessels in the U.S. GOM, crew personnel reductions have taken place, and effective June 1, 2009, wages on the remaining crew personnel in the U.S. GOM were reduced by approximately 15%.

The company’s assets are highly mobile. Historically, when the U.S. market weakened, the company redeployed some of its vessels to international markets where, market conditions permitting, the vessels could benefit from stronger demand and average day rates and from statutory income tax rates that are generally lower than statutory income tax rates in the United States. Given the current challenges in international markets, the company’s ability to mitigate the effects of a weakened U.S. GOM market by redeploying vessels to other markets has been reduced significantly. The company continues to assess the demand for vessels in the U.S. GOM and in the various international markets and may relocate additional vessels to international areas. The cost of mobilizing vessels to a different market is sometimes for the account of the company and sometimes for the account of a contracting customer.

The deepwater offshore energy market is a growing segment of the energy market and is one sector of the global energy market that has yet to experience any significant negative effects from the global economic recession. During the past few years, worldwide rig construction escalated as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next four years, the worldwide moveable drilling rig count (currently estimated at approximately 775 movable rigs worldwide, approximately thirty percent of which are designed to operate in deeper waters) will increase as approximately 145 new-build rigs that are currently on order and under construction are delivered. It is further estimated that approximately fifty percent of these new build rigs are intended to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow over the next couple of years by approximately one third. Investment is also being made in the floating production market, in which approximately 45 new floating production units are currently under construction and are expected to be delivered over the next four years to supplement the current approximately 325 floating production units worldwide. However, analysts have reported that several drilling rigs currently on order have been cancelled and/or delayed due to the uncertain economic outlook, which may reduce the number of rigs ultimately built and delivered. Moreover, to the extent the rigs are built and delivered, it is believed that the new build rigs will largely target international regions rather than the U.S. GOM due to longer contract durations, generally lower operating costs and higher drilling day rates available in the international markets.

Approximately 520 new-build support vessels (platform supply vessels and anchor handlers only) are currently estimated to be under construction and are expected to be delivered to the worldwide offshore vessel market over the next four years according to ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,400 vessels. An increase in vessel capacity could have the effect of lowering charter rates, particularly in the context of declining levels of exploration, development and production activity. However, the worldwide offshore marine vessel industry has a large number of aging vessels, including approximately 840 that are at least 25 years old, that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a portion of these aging vessels would likely mitigate the potential combined negative effects of these new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created with the addition of new drilling rigs and floating production units over the next few years that is referenced above, which should help minimize the negative effects of up to approximately 520 new-build support vessels (platform supply vessels and anchor handlers only) being added to the offshore support vessel fleet. It is unknown at this time the full extent to which current uncertainty about the economic outlook or the timing of the recovery will influence the utilization of equipment currently in existence or the ultimate timing of delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction. Analysts have reported some offshore vessel construction contract cancellations as a result of the foregoing factors, which may reduce the ultimate number of vessels built and delivered.

Oil and gas industry analysts are reporting in their 2010 E&P expenditures (both land-based and offshore) surveys that global capital expenditures budgets for E&P are forecast to increase by approximately 11% over calendar year 2009 levels. The surveys forecast that international capital spending budgets will increase approximately 11% while North American capital spending budgets are forecast to increase approximately 12%. It is anticipated that the North American capital budget increases will primarily be spent onshore rather than offshore. These budgets were based on an approximate $70 average price per barrel of oil and an approximate $5.20 per mcf average natural gas price for calendar 2010.

Fiscal 2010 Business Highlights

During fiscal 2010, the company continues to focus on maintaining its competitive advantages, increasing its presence in international markets, continuing to modernize its vessel fleet to generate future earnings capacity while removing from active service certain traditional vessels that are no longer providing adequate returns given the current market environment. A key element of the company’s strategy continues to be the preservation of its strong liquidity position to support the expansion of the industry’s largest fleet of new vessels.

The company’s consolidated net earnings, during the nine months ended December 31, 2009, was $202.6 million as compared to $297.2 million during the same period of fiscal 2009, a decrease of approximately 32%, or $94.6 million, due to a 13% decrease in total revenues during the nine months ended December 31, 2009 as compared to the same period during fiscal 2009, and to a $49.1 million provision for Venezuelan operations as disclosed in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements, partially offset by approximately 11% lower vessel operating costs and the reversal of $34.3 million income tax liabilities as disclosed in Note 3 of Notes to Unaudited Consolidated Financial Statements, are included in Part I, Item 1 of this report.

The company recorded $908.6 million in revenue during the nine months ended December 31, 2009 as compared to the $1.0 billion earned during the same period of fiscal 2009, a decrease of approximately 13%, or $140.6 million, due to the loss of revenue from the company’s Venezuelan operations and to an approximate seven percentage point reduction in total worldwide utilization. During the nine months ended December 31, 2009, the company’s Venezuelan operations contributed $11.3 million of revenues as compared to $45.6 million of revenues contributed during the same period of fiscal 2009. The company’s international-based vessel revenues decreased approximately 10%, or $92.5 million, during the nine months ended December 31, 2009 as compared to the same period in fiscal 2009, while the U.S. vessel revenues decreased approximately $50.2 million, or 43%, during the same comparative periods. Other marine revenues increased approximately $2.1 million, or 8%, during the same comparative periods. International-based vessel operating costs decreased approximately 7%, or $29.9 million, while the company’s U.S.-based vessel operating costs decreased approximately 37%, or $24.2 million, during the same comparative periods. Costs of other marine revenues increased approximately $3.1 million, or 13%, during the same comparative periods. A significant portion of the company’s operations continue to be conducted internationally, and the company’s international vessel operations continue to be the primary driver of its earnings. Revenues generated from international vessel operations as a percentage of the company’s total vessel revenues were 92% during the nine months ended December 31, 2009 as compared to 89% during the same period in fiscal 2009.

At December 31, 2009, the company had 377 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 17.2 years. The average age of 163 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 4.6 years. The remaining 214 vessels have an average age of 26.9 years. During the nine months ended December 31, 2009 and 2008, the company's newer vessels generated $574.5 million and $528.0 million, respectively, of consolidated revenues and accounted for 74% and 58%, respectively, of total vessel margin (vessel revenues less vessel operating expenses less vessel depreciation), while the traditional vessels generated $305.0 million and $494.2 million of the consolidated revenues during the same comparative periods, respectively, and accounted for the remaining 26% and 42% of total vessel margin, respectively.

Results of Operations

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense, provision for Venezuelan operations, and gain on asset dispositions) for the company’s vessel fleet and the related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2009 and 2008 and for the quarter ended September 30, 2009. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%	2009	%
Revenues:
Vessel revenues:
International	$254,586	89%	312,069	86%	812,472	89%	904,973	86%	271,898	92%
United States	19,921	7%	37,112	10%	67,034	7%	117,216	11%	22,665	8%

	274,507	96%	349,181	96%	879,506	97%	1,022,189	97%	294,563	100%
Other marine revenues	11,998	4%	13,154	4%	29,132	3%	27,029	3%	961	<1%

	$286,505	100%	362,335	100%	908,638	100%	1,049,218	100%	295,524	100%

Operating costs:
Vessel operating costs:
Crew costs	$79,458	28%	89,226	25%	240,947	27%	274,464	26%	78,737	27%
Repair and maintenance	24,386	9%	28,988	8%	81,472	9%	97,538	9%	31,452	11%
Insurance and loss reserves	1,735	1%	889	<1%	9,794	1%	11,970	1%	3,383	1%
Fuel, lube and supplies	13,210	5%	16,341	5%	41,265	5%	50,116	5%	15,213	5%
Vessel operating leases	4,494	2%	1,749	<1%	10,564	1%	5,247	1%	4,321	1%
Other	24,905	9%	24,127	7%	75,323	8%	74,084	7%	24,420	8%

	148,188	52%	161,320	45%	459,365	51%	513,419	49%	157,526	53%
Costs of other marine revenues	10,565	4%	11,347	3%	26,147	3%	23,091	2%	882	<1%

	$158,753	55%	172,667	48%	485,512	53%	536,510	51%	158,408	54%

The following table subdivides vessel operating costs and the related percentage of total revenue presented above by the company’s International and United States segments for the quarters and the nine-month periods ended December 31, 2009 and 2008 and for the quarter ended September 30, 2009.

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%	2009	%

Vessel operating costs:
International:
Crew costs	$71,944	25%	75,037	21%	215,437	24%	230,430	22%	70,479	24%
Repair and maintenance	21,693	8%	25,937	7%	73,667	8%	87,158	8%	28,254	10%
Insurance and loss reserves	1,740	1%	1,038	<1%	7,314	1%	8,501	1%	2,328	1%
Fuel, lube and supplies	12,772	4%	15,732	4%	39,349	4%	48,018	5%	14,445	5%
Vessel operating leases	3,707	1%	963	<1%	8,204	1%	2,887	<1%	3,535	1%
Other	24,520	9%	23,194	6%	73,784	8%	70,647	7%	23,797	8%

	136,376	48%	141,901	39%	417,755	46%	447,641	43%	142,838	48%
United States:
Crew costs	$7,514	3%	14,189	4%	25,510	3%	44,034	4%	8,258	3%
Repair and maintenance	2,693	1%	3,051	1%	7,805	1%	10,380	1%	3,198	1%
Insurance and loss reserves	(5)	<1%	(149)	<1%	2,480	<1%	3,469	<1%	1,055	<1%
Fuel, lube and supplies	438	<1%	609	<1%	1,916	<1%	2,098	<1%	768	<1%
Vessel operating leases	787	<1%	786	<1%	2,360	<1%	2,360	<1%	786	<1%
Other	385	<1%	933	<1%	1,539	<1%	3,437	<1%	623	<1%

	11,812	4%	19,419	5%	41,610	5%	65,778	6%	14,688	5%

Total operating costs	$148,188	52%	161,320	45%	459,365	51%	513,419	49%	157,526	53%

As a result of the uncertainty of a certain international customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $9.3 million of billings as of December 31, 2009 ($6.1 million of billings as of March 31, 2009), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced. We currently are not doing ongoing business for this customer and we do not know if this lack of ongoing work will impact our ability to collect this receivable.

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2009 and 2008 and for the quarter ended September 30, 2009 consist of the following:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%	2009	%

Marine operating profit:
Vessel activity:
International	$66,893	23%	121,621	34%	195,375	22%	314,137	30%	78,590	27%
United States	1,527	1%	10,505	3%	5,370	1%	28,995	3%	1,214	<1%

	68,420	24%	132,126	36%	200,745	22%	343,132	33%	79,804	27%
Corporate expenses	(8,289)	(3%)	(7,834)	(2%)	(31,232)	(3%)	(29,227)	(3%)	(13,042)	(4%)
Gain on asset dispositions, net	5,151	2%	4,760	1%	23,063	3%	20,998	2%	5,374	2%
Other marine services	1,211	<1%	1,534	<1%	2,150	<1%	3,260	<1%	(109)	(<1%)

Operating income	66,493	23%	130,586	36%	194,726	21%	338,163	32%	72,027	24%

Foreign exchange gain (loss)	161	<1%	3,396	1%	(4,677)	(1%)	4,693	<1%	(2,252)	(1%)
Equity in net earnings of unconsolidated companies	3,732	1%	4,079	1%	14,704	2%	12,073	1%	5,557	2%
Interest income and other, net	978	<1%	1,372	<1%	4,648	1%	4,696	<1%	502	<1%
Interest and other debt costs	(583)	<1%	(77)	(<1%)	(1,110)	<1%	(505)	(<1%)	(450)	(<1%)

Earnings before income taxes	$70,781	25%	139,356	38%	208,291	23%	359,120	34%	75,384	26%

International-based Operations

International-based vessel revenues decreased 18% and 10%, or $57.5 million and $92.5 million, respectively, during the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods in fiscal 2009, primarily due to an approximate 10 and six percentage point decrease in total utilization rates, respectively, on vessels operating in international markets. This trend generally reflects weaker demand for the company’s vessels. International-based average day rates, during the quarter ended December 31, 2009, were comparable to the rates earned during the same period in fiscal 2009. International-based average day rates, during the nine months ended December 31, 2009, decreased a modest 3% as compared to the same period during fiscal 2009, in part, because leading edge day rates are generally declining across vessel classes; however, the impact of this decline on average day rate statistics is mitigated by the company stacking traditional vessels, which generally realize lower day rates than newer vessels. In addition, average international day rates reflect a change in the mix of vessels operating during the quarter and the nine-month period ended December 31, 2009, as compared to the same periods in fiscal 2009. Additionally, the company’s revenues decreased during the comparative periods because of the loss of revenue from its Venezuelan operations. During the quarter and nine-month period ended December 31, 2009, the company’s Venezuelan operations contributed $0.0 million and $11.3 million of revenues, respectively, as compared to $15.0 million and $45.6 million of revenues contributed during the quarter and nine month period ended December 31, 2008, respectively.

The company continued stacking and removing from its international-based active fleet vessels that could not find attractive charter hire contracts. At the beginning of the current fiscal year, the company had 46 international-based stacked vessels. During the nine months ended December 31, 2009, the company stacked 37 additional vessels, sold 28 vessels from the previously stacked vessel fleet, and returned to international service three vessels for a total of 52 international-based stacked vessels as of December 31, 2009. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. The stacked international-based vessels depressed international utilization rates during the comparative periods because the stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates.

Revenues on the company’s international-based deepwater class of vessels increased approximately 12% and 10%, or $8.1 million and $19.6 million, respectively, during the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods in fiscal 2009, due to an increase in the number of deepwater vessels operating in the international market following the addition of new deepwater vessels added to the fleet, despite decreases in utilization and average day rates. Revenues on this same class of vessels increased approximately 9%, or $6.4 million, during the quarter ended December 31, 2009 as compared to the quarter ended September 30, 2009, due to an additional three deepwater vessels operating in the international markets as a result of one vessel transferring from the U.S. GOM market and two vessel deliveries. Revenues on the deepwater class of vessels during the comparative periods also benefited from relatively stable utilization and average day rates.

Revenues on the international-based towing-supply/supply class of vessels decreased approximately 26% and 13%, or $51.3 million and $77.6 million, respectively, during the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods in fiscal 2009, due primarily to a decrease in the number of towing-supply/supply vessels operating in the international market because of vessel sales and the seizing of vessels by the Venezuelan government. Additionally, utilization rates declined 12 and six percentage points, respectively, over the same comparative periods, due to softer demand for the company vessels operating internationally. Revenues on this same class of vessels decreased approximately 12%, or $20.4 million, during the quarter ended December 31, 2009 as compared to the quarter ended September 30, 2009, due to a seven percentage point decrease in utilization rates. Average day rates on the same class of vessels were comparable during the comparative periods.

The company’s international-based crew/utility class of vessels had a decrease in revenues of approximately 23% and 15%, or $5.8 million and $11.9 million, respectively, during the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods in fiscal 2009, due to an approximate five and eight percentage point decrease in utilization rates and approximately 10% and 3% decrease in average day rates, respectively. Revenues on this same class of vessels decreased approximately 12%, or $2.6 million, during the quarter ended December 31, 2009 as compared to the quarter ended September 30, 2009, due to a modest one percentage point decrease in utilization rates and an approximate 6% decrease in average day rates. Utilization and average day rates decreased during the comparative periods because of weaker demand for the company’s crew/utility class of vessels.

The company’s international-based offshore tugs had a decrease in revenues of approximately 44% and 38%, or $6.9 million and $17.8 million, respectively, during the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods in fiscal 2009, due to an approximate 18% and 15% decrease in average day rates, respectively, a nine and three percentage point decrease in utilization rates, respectively, and due to a decrease in the number of offshore tugs operating in the international market because of vessel sales and the seizing of vessels by the Venezuelan government. Revenues on the offshore tugs decreased approximately 8%, or $0.7 million, during the quarter ended December 31, 2009 as compared to the quarter ended September 30, 2009, due to a four percentage point decrease in utilization rates and an approximate 6% decrease in average day rates.

International-based vessel operating profit decreased approximately 45%, or $54.7 million, during the quarter ended December 31, 2009 as compared to the same period in fiscal 2009, primarily due to generating approximately 18% lower revenues and approximately 7%, or $1.8 million, higher depreciation expense. Reductions in revenues were slightly offset by an approximate 4%, or $5.5 million, reduction in operating cost (primarily crew costs, repair and maintenance, and fuel, lube and supplies costs) during the comparative periods. International-based vessel operating profit, for the nine-month period ended December 31, 2009, decreased approximately 38%, or $118.8 million, as compared to the same period in fiscal 2009, primarily due to 10% lower international-based vessel revenues, a $49.1 million provision for Venezuelan operations as disclosed in Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements and approximately 10%, or $7.7 million higher depreciation expense. Excluding the provision for Venezuelan operations, the company’s international-based vessel operating profit decreased approximately 22%, or $69.7 million, from the same comparative period, due to lower international-based vessel revenues which were somewhat offset by an approximate 7%, or $29.9 million, reduction in international-based vessel operating costs (primarily crew costs, repair and maintenance and fuel, lube and supply costs). Depreciation expense on the international-based vessels increased during the comparative periods because of the transfer of vessels from the U.S. GOM to international markets and to newly-constructed vessels that were added to the international-based fleet during fiscal 2009 and during the nine months ended December 31, 2009.

International-based crew costs were lower by approximately 4% and 7%, or $3.1 million and $15.0 million, respectively, during the quarter and nine-month period ended December 31, 2009, respectively, as compared to the same periods in fiscal 2009, because of fewer vessels operating internationally as a result of vessels sales, stacking of vessels, and the seizing of vessels by the Venezuelan government. International-based repair and maintenance costs decreased approximately 16% and 16%, or $4.2 million and $13.5 million, respectively, because there were fewer drydockings performed during the same comparative periods. Fuel, lube and supply costs were lower by approximately 19% and 18%, or $3.0 million and $8.7 million, respectively, during the same comparative periods, due to fewer vessels operating internationally because of vessel sales, stacking of vessels, and the seizing of vessels by the Venezuelan government.

International-based vessel operating lease costs increased approximately $2.7 million and $5.3 million, or 285% and 184%, respectively, during the quarter and nine-month period ended December 31, 2009, respectively, because of six additional vessel operating leases as disclosed in Note 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

International-based vessel revenues decreased approximately 6%, or $17.3 million, during the current quarter as compared to the prior quarter, due to an approximate five percentage point decrease in utilization rates resulting from weaker demand for the company’s vessels. International-based average day rates were comparable during the comparative periods, in part, because average international day rates reflect a change in the mix of vessels operating during the quarter period ended December 31, 2009, as compared to the prior quarter. The leading edge day rates are generally declining across vessel classes; however, the impact of this decline on average day rate statistics is mitigated by the company stacking traditional vessels, which generally realize lower day rates than newer vessels.

International-based vessel operating profit decreased approximately 15%, or $11.7 million, during the current quarter as compared to the prior quarter, primarily due to 6% lower revenues and approximately 2%, or $0.7 million, higher depreciation expense, which were somewhat offset by an approximately 5%, or $6.5 million, lower international-based vessel operating costs (primarily repair and maintenance costs). Repair and maintenance costs decreased approximately 23%, or $6.6 million, because of a decrease in the number of drydockings performed during the comparative periods.

United States-based Operations

U.S.-based vessel revenues decreased approximately 46% and 43%, or $17.2 million and $50.2 million, respectively, for the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods during fiscal 2009, primarily due to an approximate 23 and 20 percentage point decrease in total utilization rates, respectively, reflecting the deterioration of the macroeconomic environment in the U.S. GOM market during the comparative periods. Average day rates increased approximately 6% and 10%, respectively, during the same comparative time periods, but the increases in average day rates were insufficient to mitigate the negative effects that lower utilization rates had on U.S.-based revenues. Higher average U.S. day rates reflect a change in the mix of vessels operating during the quarter and the nine-month period ended December 31, 2009, as compared to the same periods in fiscal 2009. The leading edge day rates are generally declining across vessel classes; however, the impact of this decline on average day rate statistics is mitigated by the company stacking traditional vessels, which generally realize lower day rates than the newer vessels. Vessel revenues also decreased during the same comparative periods because of the transfer of approximately three vessels to international markets during the comparative time periods.

In response to the deteriorating U.S. GOM market conditions, the company continued stacking and removing from its active fleet those vessels that could not find attractive charter hire contracts. At the beginning of the current fiscal year, the U.S. GOM had 15 stacked vessels. During the nine months ended December 31, 2009, the company stacked 11 additional vessels, sold four vessels from the previously stacked vessel fleet, and returned to domestic service one vessel for a total of 21 U.S.-based stacked vessels as of December 31, 2009. The depressed utilization rates in the current quarter and nine-month period are reflective of the reduced demand for vessels in the U.S. GOM and the stacking of additional vessels.

Revenues on the company’s deepwater class of vessels decreased approximately 2% and 12%, or $0.2 million and $5.3 million, respectively, during the quarter and nine-month period ended December 31, 2009, respectively, as compared to the same periods during fiscal 2009, due to an approximate 13 and 12 percentage point decrease in utilization rates, respectively, because one deepwater vessel was drydocked during the quarter ended December 31, 2009, and three deepwater vessels incurred drydockings during the nine month period ended December 31, 2009. Average day rates increased approximately 11% and 9%, respectively, during the same comparative periods because one deepwater vessel performed short-term charter assignments periodically during the current periods at contract rates substantially higher than the average day rates. Revenues on this same class of vessels decreased approximately 15%, or $2.2 million, during the quarter ended December 31, 2009 as compared to the quarter ended September 30, 2009, because one deepwater vessel transferred to an international area and due to an approximate 10% decrease in average day rates because the deepwater vessel that worked short-term charter assignments, as referenced above, worked fewer charter assignments in the current quarter as compared to the prior quarter.

The company’s U.S.-based towing-supply/supply class of vessels had a decrease in revenues of approximately $13.0 million and $32.5 million, or 65% and 58%, respectively, during the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods during fiscal 2009, due to an approximate 13 percentage point decrease in utilization rates and to an approximate 40% and 27% decrease in average day rates, respectively. Revenues also decreased during the same comparative periods because of the transfer of vessels to international markets, vessel sales and weaker demand for the company’s vessels in the U.S. GOM market. Revenues on the company’s active U.S.-based towing-supply/supply class of vessels decreased approximately $0.4 million, or 6%, during the quarter ended December 31, 2009 as compared to the prior quarter, due to an approximate 13% decrease in average day rates despite a four percentage point increase in utilization rates because two towing-supply/supply class vessels started working long-term charter hire contracts.

U.S.-based operating profit decreased approximately $9.0 million and $23.6 million, or 86% and 82%, respectively, during the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods during fiscal 2009, primarily due to lower revenues. Reductions in revenues were somewhat offset by an approximate 39% and 37%, or $7.6 million and $24.2 million, respectively, decrease in vessel operating costs (primarily crew costs) during the same comparative periods, respectively, and an approximate $1.2 million and $4.4 million, or 32% and 36%, respectively, decrease in depreciation expense resulting from fewer vessels operating in the U.S. GOM market during the same comparative periods. Crew costs decreased approximately 47% and 42%, or $6.7 million and $18.5 million, respectively, during the quarter and the nine-month period ended December 31, 2009, respectively, as compared to the same periods during fiscal 2009, due to the transfer of vessels to international markets, reductions in crew personnel and wage reductions on crews staffing the remaining active vessels.

Current quarter U.S.-based vessel revenue decreased approximately $2.7 million, or 12%, as compared to the prior quarter, due to the transfer of one deepwater vessel to an international area and to an approximate 13% decrease in total average day rates. The decrease in average day rates resulted from one deepwater vessel working fewer short-term charter assignments at contract rates substantially higher than the average day rates than in the prior quarter and because of pricing pressures on the towing-supply/supply and crewboat class of vessels due to a weak U.S. GOM market. Current quarter U.S.-based operating profit increased approximately $0.3 million, or 26%, due to an approximate 20% decrease in vessel operating costs (primarily crew costs, repair and maintenance, and insurance and loss reserves) during the current quarter as compared to the prior quarter. Crew costs were lower during the current period because one deepwater class vessel, which incurred high wages, was transferred to an international area and due to the stacking of vessels in the latter part of the prior quarter. Repair and maintenance costs were lower because the current quarter had one fewer drydock as compared to the prior quarter and due to lower routine maintenance repairs performed during the current quarter as compared to the prior quarter.

Other Items

Insurance and loss reserves decreased approximately 18% or $2.2 million during the nine-month period ended December 31, 2009, as compared to the same period in fiscal 2009, as a result of the company’s improved safety record and lower estimates of ultimate losses on outstanding claims.

Gain on asset dispositions, net, for the nine months ended December 31, 2009 increased approximately 10%, or $2.1 million, as compared to the same period in fiscal 2009, due to higher gains earned on the mix of vessels sold. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

The company performed a review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2009. The review resulted in the company recording impairment charges of $1.7 million and $2.0 million, respectively, on certain stacked vessels during the quarter and the nine-month period ended December 31, 2009, which was included in gains on asset dispositions, net. No impairment was recorded during the quarter and the nine-month period ended December 31, 2008.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand, which in turn, is largely a function of the level of offshore exploration, development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service (including company-owned and leased vessels) and, as such, do not include vessels withdrawn from service or joint venture vessels. The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and the nine-month periods ended December 31, 2009 and 2008 and the quarter ended September 30, 2009:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2009	2008	2009	2008	2009

REVENUES BY VESSEL CLASS (In thousands):
International-based fleet:
Deepwater vessels	$ 77,455	69,320	214,868	195,246	71,015
Towing-supply/supply	148,715	200,000	500,763	578,374	169,152
Crew/utility	19,812	25,627	67,775	79,705	22,393
Offshore tugs	8,604	15,467	28,499	46,286	9,338
Other	—	1,655	567	5,362	—
Total	$ 254,586	312,069	812,472	904,973	271,898
United States-based fleet:
Deepwater vessels	$ 12,554	12,795	40,565	45,826	14,714
Towing-supply/supply	6,931	19,945	23,788	56,264	7,342
Crew/utility	436	4,372	2,681	15,126	609
Total	$ 19,921	37,112	67,034	117,216	22,665
Worldwide fleet:
Deepwater vessels	$ 90,009	82,115	255,433	241,072	85,729
Towing-supply/supply	155,646	219,945	524,551	634,638	176,494
Crew/utility	20,248	29,999	70,456	94,831	23,002
Offshore tugs	8,604	15,467	28,499	46,286	9,338
Other	—	1,655	567	5,362	—
Total	$ 274,507	349,181	879,506	1,022,189	294,563

UTILIZATION:
International-based fleet:
Deepwater vessels	78.4%	85.9	78.4	85.1	79.1
Towing-supply/supply	64.1	76.0	69.8	76.3	71.1
Crew/utility	70.4	75.5	72.5	80.3	71.3
Offshore tugs	56.0	65.2	56.8	59.4	60.4
Other	—	95.3	79.2	58.3	—
Total	66.5%	76.0	70.4	76.1	71.3
United States-based fleet:
Deepwater vessels	83.7%	96.7	84.1	96.4	76.7
Towing-supply/supply	35.8	49.0	35.8	49.0	32.2
Crew/utility	14.3	84.2	26.9	78.6	18.7
Total	39.5%	62.4	42.2	62.3	37.7
Worldwide fleet:
Deepwater vessels	79.1%	87.5	79.2	87.1	78.7
Towing-supply/supply	61.0	72.7	66.1	72.8	66.8
Crew/utility	65.0	76.6	68.1	80.1	66.4
Offshore tugs	56.0	65.2	56.8	59.4	60.4
Other	—	95.3	79.2	58.3	—
Total	63.8%	74.4	67.5	74.4	67.8

AVERAGE VESSEL DAY RATES:
International-based fleet:
Deepwater vessels	$ 25,064	26,590	25,354	26,088	24,843
Towing-supply/supply	12,254	12,745	12,409	12,257	12,429
Crew/utility	4,642	5,154	4,947	5,097	4,935
Offshore tugs	6,654	8,149	7,162	8,453	7,059
Other	—	9,041	9,679	9,842	—
Total	$ 12,247	12,308	12,205	11,857	12,177
United States-based fleet:
Deepwater vessels	$ 26,683	23,961	26,787	24,605	29,792
Towing-supply/supply	8,417	13,947	9,399	12,792	9,627
Crew/utility	4,749	5,591	4,966	5,887	5,045
Total	$ 14,375	13,520	14,620	13,275	16,456
Worldwide fleet:
Deepwater vessels	$ 25,278	26,151	25,571	25,793	25,572
Towing-supply/supply	12,011	12,845	12,231	12,303	12,280
Crew/utility	4,644	5,215	4,948	5,209	4,938
Offshore tugs	6,654	8,149	7,162	8,453	7,059
Other	—	9,041	9,679	9,842	—
Total	$ 12,380	12,427	12,360	12,004	12,426

The following tables compare vessel average day rates and day-based utilization percentages for the company’s International-based fleet and U.S.-based fleet and in total for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters and the nine-month periods ended December 31, 2009 and 2008 and for the quarter ended September 30, 2009:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2009	2008	2009	2008	2009

AVERAGE VESSEL DAY RATES:
International-based fleet:
New vessels	$15,807	17,124	16,126	16,833	16,160
Traditional vessels	7,584	9,288	8,275	9,010	8,193
Total International-based fleet	$12,247	12,308	12,205	11,857	12,177
United States-based fleet:
New vessels	$20,843	13,669	19,931	14,391	21,955
Traditional vessels	10,269	13,400	10,985	12,258	12,874
Total U.S.-based fleet	$14,375	13,520	14,620	13,275	16,456
Worldwide fleet:
New vessels	$16,027	16,740	16,328	16,512	16,429
Traditional vessels	7,815	9,654	8,480	9,292	8,518
Total Worldwide Fleet	$12,380	12,427	12,360	12,004	12,426

UTILIZATION:
International-based fleet:
New vessels	86.6%	91.9	86.6	91.3	86.8
Traditional vessels	51.0	68.5	59.3	69.5	60.5
Total International-based fleet	66.5%	76.0	70.4	76.1	71.3
United States-based fleet:
New vessels	52.7%	88.1	56.4	84.7	49.2
Traditional vessels	34.1	50.6	35.9	50.2	32.7
Total U.S.-based fleet	39.5%	62.4	42.2	62.3	37.7
Worldwide fleet:
New vessels	84.2%	91.5	84.2	90.4	83.8
Traditional vessels	49.0	66.4	56.5	67.3	57.2
Total Worldwide Fleet	63.8%	74.4	67.5	74.4	67.8

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the nine-month periods ended December 31, 2009 and 2008 and for the quarter ended September 30, 2009:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2009	2008	2009	2008	2009

International-based fleet:
Deepwater vessels	43	33	39	32	39
Towing-supply/supply	206	224	210	225	208
Crew/utility	66	72	69	71	69
Offshore tugs	25	32	25	34	24
Other	—	2	—	3	—

Total	340	363	343	365	340

United States-based fleet:
Deepwater vessels	6	6	7	7	7
Towing-supply/supply	25	32	26	33	26
Crew/utility	7	10	7	12	7

Total	38	48	40	52	40

Owned or chartered vessels included in marine revenues	378	411	383	417	380
Vessels withdrawn from service	7	12	8	16	8
Joint-venture and other	10	13	10	14	10

Total	395	436	401	447	398

Included in total owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if its crew is removed from the vessel and limited maintenance is being performed on the vessel. This action is taken to reduce operating costs when management does not foresee adequate marketing possibilities in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when sold or otherwise disposed of or when returned to active service. As economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 73, 51 and 70 stacked vessels at December 31, 2009 and 2008 and at September 30, 2009, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2009 and March 31, 2009:

	December 31, 2009		March 31, 2009

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value

		(In thousands)		(In thousands)

Vessels in active service	292	$1,757,719	342	$1,549,118
Stacked vessels	73	40,826	61	18,436
Vessels withdrawn from service	7	860	11	1,340
Marine equipment under construction		305,761		403,253
Other property and equipment		39,235		41,178

Totals	372	$2,144,401	414	$2,013,325

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During the nine months ended December 31, 2009, the company sold to third party operators or to scrap dealers 23 anchor handling towing supply vessels, 16 platform supply vessels, six crewboats, two offshore tugs and one utility vessel. Four of the 48 vessels were sold from the U.S. GOM vessel fleet while 40 were sold from the international fleet. The remaining four vessels were sold from vessels previously withdrawn from service. Forty-two vessels were sold to unaffiliated third-parties and six of the platform supply vessels were sold and leased back by subsidiaries of the company during fiscal 2010. A complete discussion regarding the sale/leaseback transactions is disclosed in the Footnote 8 of Notes to Unaudited Condensed Consolidated Financial Statements.

Also during the nine months ended December 31, 2009, 15 of the company’s vessels were nationalized by the Venezuelan government as disclosed in the Footnote 6 of Notes to Unaudited Condensed Consolidated Financial Statements, and therefore removed from the owned or chartered vessel count. Of the 15 nationalized vessels, one was an anchor handling towing supply vessel, three were platform supply vessels, one crewboat, five were offshore tugs, three were utility vessels, and two were other type vessels.

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

Vessel Deliveries and Acquisitions

During the nine months ended December 31, 2009, the company took delivery of eight anchor handling towing supply vessels, nine platform supply vessels, one crewboat and three offshore tugs. The anchor handing towing supply vessels were constructed at four different international shipyards for a total approximate cost of $156.0 million and varied in size from 5,001 to 15,000 BHP. Six of the nine platform supply vessels are deepwater class vessels (one 266-foot vessel and five 240-foot vessels). The remaining three platform supply vessels are 230-foot towing supply class vessels. Eight of the nine platform supply vessels were constructed at three different international shipyards for a total approximate cost of $151.8 million. The ninth platform supply vessel, a 266-foot deepwater class vessel, was constructed at the company’s own shipyard, Quality Shipyards, L.L.C., for a total approximate cost of $30.5 million. The crewboat was constructed at an international shipyard and had a total approximate cost of $1.3 million. Two of the offshore tugs, which had a total approximate cost of $28.9 million, were constructed at an international shipyard, while the third offshore tug was purchased for an approximate cost of $8.0 million.

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

Vessel Construction and Acquisition Expenditures

At December 31, 2009, the company is constructing 13 anchor handling towing supply vessels, varying in size from 5,150 brake horsepower (BHP) to 13,600 BHP, for a total capital commitment of approximately $245.2 million. Four different international shipyards are constructing the vessels. Two of the anchor handling towing supply vessels are large, deepwater class vessels. Scheduled deliveries for the 13 vessels will begin in March 2010, with the last vessel scheduled for delivery in January 2012. As of December 31, 2009, the company had expended $117.4 million for the construction of these vessels.

The company is also committed to the construction of one 230-foot, two 240-foot, two 266-foot and twelve 286-foot platform supply vessels for a total aggregate investment of approximately $460.6 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the two 266-foot deepwater class vessels. One international shipyard is constructing the 230-foot vessel and the twelve 286-foot vessels. A different international shipyard is constructing the two 240-foot deepwater class vessels. Scheduled delivery for the 230-foot vessel is expected in March 2010. Delivery of the two 240-foot deepwater class vessels will begin in February 2010 with final delivery of the second 240-foot vessel in April 2010. The two 266-foot deepwater class vessels are scheduled for delivery in March 2010 and February 2012. The twelve 286-foot deepwater class vessels are expected to be delivered to the market beginning in November 2010 with final delivery of the twelfth 286-foot vessel scheduled for July of 2012. As of December 31, 2009, $158.5 million has been expended on these 17 vessels.

The company is also committed to acquire a 311-foot multipurpose platform supply vessel that is currently under construction. Once constructed, the vessel will be equipped with a 100 ton heave-compensating crane, fire fighting equipment, a moonpool, a helideck and accommodations for 69 persons. The vessel is being constructed at an international shipyard for a total capital commitment of approximately $64.1 million. The vessel was delivered in the latter part of January 2010. As of December 31, 2009, $9.7 million has been expended on this vessel.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats for an aggregate cost of approximately $18.7 million. The vessels are being constructed at an international shipyard and are expected to be delivered in May and October of 2010. As of December 31, 2009, the company had expended $15.1 million for the construction of these two vessels.

The company is also committed to acquire three anchor handling towing supply vessels for an approximate cost of $42.5 million. The company took possession of two of the anchor handling towing supply vessels in the early part of January 2010 for a total cost of $34.0 million, and expects to acquire the third anchor handling towing supply vessel for a total cost of $8.5 million in February 2010. As of December 31, 2009, the company had expended $3.4 million on these three vessels.

Vessel Commitments Summary at December 31, 2009

The table below summarizes the various vessel commitments, including vessels under construction and vessel acquisitions, by vessel class and type as of December 31, 2009:

	International Built			U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Expended Through 12/31/09	Number of Vessels	Total Cost	Expended Through 12/31/09

		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	2	$60,976	$46,563	—	—	—
Platform supply vessels (A)	15	$449,017	$129,753	2	$63,158	$32,525
Towing-supply/supply vessels:
Anchor handling towing supply	14	$226,761	$74,243	—	—	—
Platform supply vessels	1	$12,466	$5,934	—	—	—
Crewboats	2	$18,748	$15,064	—	—	—

Totals	34	$767,968	$271,557	2	$63,158	$32,525

(A):	The international deepwater platform supply vessel count includes one multipurpose platform supply vessel.

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended

Vessel class and type	03/10		06/10	09/10	12/10	03/11	Thereafter

Deepwater vessels:
Anchor handling towing supply	1		1	—	—	—	—
Platform supply vessels	3	(A)	1	—	1	2	10
Towing-supply/supply vessels:
Anchor handling towing supply	4		2	—	2	1	5
Platform supply vessels	1		—	—	—	—	—
Crewboats	—		1	—	1	—	—

Totals	9		5	—	4	3	15

(In thousands)
Expected quarterly cash outlay	$183,110		77,375	32,090	39,481	42,287	152,701(B)

(A)	The deepwater platform supply vessel count in March 2010 quarter includes one multipurpose platform supply vessel.

(B)	The $152,701 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $140,979 during fiscal 2012, and $11,722 during fiscal 2013.

To date, the company has financed its vessel commitment programs from its current cash balances, its operating cash flow, its $300.0 million senior unsecured notes, its revolving credit facility and various capitalized and operating lease arrangements. The company has $527.0 million remaining capital commitments on the 33 vessels currently under construction and the three vessel purchase commitments at December 31, 2009.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters and the nine-month periods ended December 31, 2009 and 2008 and for the quarter ended September 30, 2009 were as follows:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2009	%	2008	%	2009	%	2008	%	2009	%
Personnel	$19,724	7%	18,689	5%	62,967	7%	59,795	6%	23,048	8%
Office and property	4,700	2%	4,503	1%	14,077	2%	14,615	1%	4,732	2%
Sales and marketing	2,086	1%	2,445	1%	5,814	1%	6,497	1%	1,964	1%
Professional services	5,029	2%	3,643	1%	15,413	2%	13,031	1%	5,466	2%
Other	2,137	1%	2,389	1%	7,479	1%	8,154	1%	2,476	1%

	$33,676	12%	31,669	9%	105,750	12%	102,092	10%	37,686	13%

General and administrative expenses were higher by approximately 6% and 4%, or $2.0 million and $3.7 million, respectively, during the quarter and the nine-month period ended December 31, 2009 as compared to the same periods in fiscal 2009, primarily due to a $3.6 million settlement loss related to the July 2009 supplemental retirement plan lump sum distributions as disclosed in Footnote 4 of Notes to Unaudited Condensed Consolidated Financial Statements, and to higher legal costs associated with trailing internal investigation matters and the expropriation of the company’s Venezuelan assets as disclosed in Footnote 6 of Notes to Unaudited Condensed Consolidated Financial Statements. Current quarter general and administrative expenses decreased approximately 11%, or $4.0 million, as compared to the prior quarter because of the supplemental retirement plan settlement loss recorded in July 2009.

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

Debt

Revolving Credit Agreement. In July 2009, the company amended its revolving credit facility, increasing its size to $450.0 million and extending its maturity date to July 2012. Borrowings under the amended revolving credit facility bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The amended facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45 as compared to a maximum ratio of consolidated debt to total capitalization of 0.55 with the prior agreement. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

At December 31, 2009, the entire amount of the company’s $450.0 million revolving credit facility was available for future financing needs.

Senior Debt Notes. The company had $300.0 million outstanding of senior unsecured notes at December 31, 2009. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 3.10 years as of December 31, 2009. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at December 31, 2009 was estimated to be $305.7 million.

Share Repurchases

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors. No amounts were expended from inception of the July 2009 authorized program through December 31, 2009.

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

Dividends

The Board of Directors declared dividends of $12.9 million and $38.8 million, or $0.25 and $0.75 per share, for the quarter and the nine-month period ended December 31, 2009, respectively. The Board of Directors declared dividends of $12.8 million and $38.6 million, or $0.25 and $0.75 per share, for the quarter and the nine-month period ended December 31, 2008, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2009, net cash from operating activities was $299.4 million compared to $366.3 million for the nine months ended December 31, 2008. Significant components of cash provided by operating activities for the nine months ended December 31, 2009, include net earnings of $202.6 million, adjusted for non-cash items of $79.7 million and changes in working capital balances of $17.1 million.

Significant components of cash provided by operating activities for the nine months ended December 31, 2008, include net earnings of $297.2 million, adjusted for non-cash items of $83.5 million and changes in working capital balances of $14.4 million.

Investing Activities

Investing activities for the nine months ended December 31, 2009, used $168.2 million of cash, which is attributed to $304.0 million of additions to properties and equipment offset by $135.8 million in proceeds received from the sales of assets (of which $101.8 million resulted from the sale and leaseback of six vessels). Additions to properties and equipment were comprised of approximately $20.3 million in capitalized major repair costs, $281.6 million for the construction, purchase and/or modification of offshore marine vessels and $2.1 million of other properties and equipment purchases.

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

Financing Activities

Financing activities for the nine months ended December 31, 2009, used $45.4 million of cash, which is primarily the result of $38.8 million used for the quarterly payment of common stock dividends of $0.25 per common share and $7.7 million of debt issuance costs related to the company’s new revolving credit agreement. Uses of cash were slightly offset by $1.0 million of proceeds from the issuance of common stock resulting from stock option exercises and $0.1 million tax benefit on stock options exercised during the quarter.

Financing activities for the nine months ended December 31, 2008, used $96.6 million of cash, which is primarily the result of $53.6 million used to repurchase the company’s common stock, $38.6 million used for quarterly payment of common stock dividends of $0.25 per common share, $10.1 million of principal payments on capitalized lease obligations and $0.8 million tax liability on stock option exercises. These uses of cash were partially offset by $6.5 million of proceeds from the issuance of common stock resulting from the exercising of stock options during the quarter.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and nine-month period ended December 31, 2009, were approximately $0.6 million and $1.1 million, respectively. Interest costs capitalized, for the quarter and nine-month period ended December 31, 2009, were approximately $4.0 million and $11.7 million, respectively.

Interest and debt costs incurred, net of interest capitalized, for the quarter and the nine-month period ended December 31, 2008, were approximately $0.1 million and $0.5 million, respectively. Interest costs capitalized for the quarter and nine-month period ended December 31, 2008, were approximately $3.4 million and $10.3 million, respectively.

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

At December 31, 2009, the company had approximately $336.6 million of cash and cash equivalents. In addition, at December 31, 2009, the entire amount of the company’s $450.0 million revolving credit facility was available for future financing needs.

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

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount and timing of the company's share of the fund's deficit will depend ultimately on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee's authority, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. No additional liabilities were recorded during the quarter ended December 31, 2009. The company recorded an additional liability of $1.2 million during the quarter ended December 31, 2008. At December 31, 2009, $4.7 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund's trustee will likely claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, and the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions.

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

Included in other assets at December 31, 2009, is $16.1 million of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The trust assets are recorded at fair value as of December 31, 2009, with unrealized gains or losses included in other comprehensive income. The carrying value of the trust assets at December 31, 2009 is after the effect of $0.8 million of after-tax unrealized losses ($1.3 million pre-tax), which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

Venezuelan Operations. The company has previously reported that in May 2009 a Venezuelan law was enacted directing the government of Venezuela to take possession of certain assets of oil service companies doing business in Venezuela, and that, pursuant to that legislation, Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, had taken possession of (a) 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region, (b) the company’s shore-based facility adjacent to Lake Maracaibo and (c) certain other related assets. The company has also previously reported that Petrosucre, S.A. (Petrosucre), a subsidiary of PDVSA, took control of four additional company vessels in July 2009. As a consequence of these measures, the company (i) no longer has possession or control of those assets, (ii) no longer operates them or provides support for their operations, and (iii) no longer has any other vessels or vessel operations in Venezuela.

As a result of the May 2009 seizure of the 11 vessels and other assets discussed above, the company recorded a charge of $3.75 million ($2.9 million after tax, or $0.06 per common share), during the quarter ended June 30, 2009, to write off the net book value of the assets seized. As a result of the July 2009 vessel seizures, the company recorded a charge of $0.5 million ($0.4 million after tax, or $0.01 per common share) during the quarter ended September 30, 2009. Both of these charges are included in provision for Venezuelan operations in the accompanying condensed consolidated statement of earnings.

As a result of the asset seizures referred to above, the lack of further vessel operations in Venezuela, and the continuing uncertainty about the timing and amount of the compensation that the company may collect in the future, the company recorded a $44.8 million ($44.8 million after tax, or $0.87 per common share) provision during the quarter ended June 30, 2009, to fully reserve accounts receivable payable by PDVSA and Petrosucre.

The company continues its attempts to engage PDVSA and the government of Venezuela to discuss compensation for the seized assets and business, but there is no material progress to report based on these attempts. The company also continues to evaluate its other alternatives to obtain appropriate compensation for the assets and business seized (including the outstanding receivables from PDVSA and Petrosucre).

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

Contractual Obligations and Other Commercial Commitments

The company sold and leased back six of its vessels in June and July 2009 as disclosed in Footnote 8 of Notes to Unaudited Condensed Consolidated Financial Statements and in the “Off Balance Sheet Arrangements” section below. The revised contractual obligations associated with all of the company’s existing bareboat charter lease payments, in addition to vessel construction and purchase obligations, over the remaining months of fiscal 2010 and the next four fiscal years and thereafter, and the effect such obligations are expected to have on the company’s liquidity and cash flows in future periods are as follows as of December 31, 2009:

(In thousands)	Payments Due by Fiscal Year

	Total	2010	2011	2012	2013	2014	More Than 5 Years
Unrecorded contractual obligations:
Bareboat charter leases	$85,418	4,407	17,626	17,626	17,627	17,627	10,505

Vessel construction obligations	487,944	144,010	191,233	140,979	11,722	—	—

Vessel purchase obligations	39,100	39,100	—	—	—	—	—

Total obligations	$612,462	187,517	208,859	158,605	29,349	17,627	10,505

A discussion regarding the company’s vessel construction and purchase commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2009. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

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

The sale/leaseback transactions resulted in proceeds of approximately $101.8 million and a deferred gain of $39.6 million. The carrying value of the six vessels was $62.2 million at the dates of sale. The leases on the five vessels sold in June 2009 will expire on June 30, 2014 and the lease on the vessel sold in July 2009 will expire on July 30, 2014. The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and will expense periodic lease payments over the five year charter hire operating lease terms.

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

Fiscal 2006 Sale/Leaseback

In March 2006, the company entered into an agreement to sell five of its vessels that were under construction at the time to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $76.5 million and simultaneously entered into bareboat charter arrangements with BOAL&C upon the vessels’ delivery to the market. Construction on these five vessels was completed at various times between March 2006 and March 2008, at which time the company sold the respective vessels and simultaneously entered into bareboat charter arrangements.

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

Future Minimum Lease Payments

As of December 31, 2009, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
Remaining three months of 2010	$2,676	1,731	4,407
2011	10,702	6,924	17,626
2012	10,702	6,924	17,626
2013	10,703	6,924	17,627
2014	10,703	6,924	17,627
Thereafter	2,836	7,669	10,505

Total future lease payments	$48,322	37,096	85,418

For the quarter and nine-month period ended December 31 2009, the company expensed approximately $4.5 million and $10.6 million, respectively on all of its bareboat charter arrangements as compared to $1.7 million and $5.2 million for the quarter and nine-month period ended December 31, 2008.

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

Goodwill

The company tests goodwill impairment annually at the reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its U.S. and international operations. The company performed its annual impairment test as of December 31, 2009, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill as of December 31, 2009 and 2008 is $328.8 million.

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

The company performed a review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2009. The review resulted in the company recording impairment charges of $1.7 million and $2.0 million, respectively, on certain stacked vessels during the quarter and the nine-month period ended December 31, 2009, which was included in gains on asset dispositions, net. No impairment was recorded during the quarter and the nine-month period ended December 31, 2008.

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

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide, and until the recent global recession, the price of steel had increased dramatically due to increased worldwide demand for the metal. The price of steel is high by historical standards. Although prices have recently eased with the reduced global demand of all commodities, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. If the price of steel rises, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately. During calendar year 2009, steel market participants announced that they would reduce steel output in an effort to stabilize steel prices. The stabilization of steel prices will depend upon many factors that will ultimately relate to worldwide demand for the product.

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

Interest Rate Risk

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

The company had $300.0 million outstanding of senior unsecured notes at December 31, 2009. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 3.10 years as of December 31, 2009. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at December 31, 2009 was estimated to be $305.7 million. Because the debt outstanding at December 31, 2009 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at December 31, 2009 of approximately $8.5 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at December 31, 2009 of approximately $8.9 million.

Foreign Exchange Risk

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

The company had no spot derivative financial instruments outstanding at December 31, 2009 or March 31, 2009.

The company had no forward contracts outstanding at December 31, 2009 or March 31, 2009. At December 31, 2008, the company had two Euro forward contracts outstanding totaling $0.5 million, which hedged the company’s foreign exchange exposure relating to the construction commitment of two crewboats at an international shipyard that totaled a U.S. dollar equivalent of approximately $3.4 million. The combined change in fair value of these two forward contracts at December 31, 2008 was approximately $0.1 million, all of which was recorded as a charge to earnings during the nine-month period ended December 31, 2008, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 ("Exchange Act'), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its chief executive and chief financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program will end on the earlier of the date that all authorized funds have been expended or June 30, 2010, unless modified by the Board of Directors. No amounts were expended from inception of the July 2009 authorized program through December 31, 2009.

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

TIDEWATER INC.
(Registrant)

Date: February 2, 2010	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and Chief Executive Officer

Date: February 2, 2010	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: February 2, 2010	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Tidewater Amended and Restated Bylaws dated January 14, 2010 (filed with the Commission as Exhibit 10.1 on Form 8-K dated January 14, 2010, File No. 1-6311).

10.1+	Form of Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 99.1 on Form 8-K dated December 15, 2009, File No. 1-6311).

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

+ Indicates a management contract or compensatory plan or arrangement.