Form 10-Q
period 2010-06-30
TIDEWATER INC
filed 2010-08-05
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

51,376,026 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 21, 2010. Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)
ASSETS	June 30, 2010	March 31, 2010
Current assets:
Cash and cash equivalents	$122,877	223,070
Trade and other receivables, net	312,717	311,617
Marine operating supplies	45,864	44,237
Other current assets	17,190	6,703

Total current assets	498,648	585,627

Investments in, at equity, and advances to unconsolidated companies	42,596	40,614
Properties and equipment:
Vessels and related equipment	3,561,934	3,455,322
Other properties and equipment	83,143	82,007

	3,645,077	3,537,329
Less accumulated depreciation and amortization	1,279,700	1,283,505

Net properties and equipment	2,365,377	2,253,824

Goodwill	328,754	328,754
Other assets	88,107	84,538

Total assets	$3,323,482	3,293,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on long-term debt	—	25,000
Accounts payable	34,389	41,673
Accrued expenses	137,443	119,485
Accrued property and liability losses	3,923	4,809
Other current liabilities	29,476	13,745

Total current liabilities	205,231	204,712

Long-term debt	300,000	275,000
Deferred income taxes	213,867	211,504
Accrued property and liability losses	4,402	12,809
Other liabilities and deferred credits	125,837	125,302

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 51,376,026 shares at June 30, 2010 and 51,830,048 shares at March 31, 2010	5,138	5,183
Additional paid-in capital	76,494	73,203
Retained earnings	2,409,524	2,402,575
Accumulated other comprehensive loss	(17,011)	(16,931)

Total stockholders’ equity	2,474,145	2,464,030

Total liabilities and stockholders’ equity	$3,323,482	3,293,357

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)
	Three Months Ended June 30,
	2010	2009
Revenues:
Vessel revenues	$261,996	310,436
Other marine revenues	529	16,173

	262,525	326,609

Costs and expenses:
Vessel operating costs	154,583	153,651
Costs of other marine revenues	495	14,700
Depreciation and amortization	34,963	31,649
General and administrative	32,775	34,388
Provision for Venezuelan operations	—	48,553
Gain on asset dispositions, net	(5,558)	(12,538)

	217,258	270,403

Operating income	45,267	56,206
Other income (expenses):
Foreign exchange gain (loss)	1,610	(2,586)
Equity in net earnings of unconsolidated companies	2,690	5,415
Interest income and other, net	378	3,168
Interest and other debt costs	(1,073)	(77)

	3,605	5,920

Earnings before income taxes	48,872	62,126
Income taxes	9,041	17,644

Net earnings	$39,831	44,482

Basic earnings per common share	$0.78	0.87

Diluted earnings per common share	$0.77	0.86

Weighted average common shares outstanding	51,328,284	51,362,308
Dilutive effect of stock options and restricted stock	233,924	199,264

Adjusted weighted average common shares	51,562,208	51,561,572

Cash dividends declared per common share	$0.25	0.25

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three Months Ended June 30,
	2010	2009
Operating activities:
Net earnings	$39,831	44,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,963	31,649
Provision (benefit) for deferred income taxes	(10,724)	(7,934)
Compensation expense - stock-based	2,252	2,468
Gain on asset dispositions, net	(5,558)	(12,538)
Provision for Venezuelan operations, net	—	48,553
Equity in earnings of unconsolidated companies, less dividends	(1,982)	(4,428)
Excess tax benefit on stock options exercised	(138)	(162)
Changes in assets and liabilities, net:
Trade and other receivables	(9,250)	(51,471)
Marine operating supplies	(1,627)	1,100
Other current assets	(10,487)	(10,634)
Accounts payable	(7,284)	1,270
Accrued expenses	7,388	17,827
Accrued property and liability losses	(886)	467
Other current liabilities	14,982	7,930
Other liabilities and deferred credits	615	3,548
Other, net	659	(1,712)

Net cash provided by operating activities	52,754	70,415

Cash flows from investing activities:
Proceeds from sales of assets	11,929	14,615
Proceeds from sales/leaseback of assets	—	83,275
Proceeds from insurance settlements	8,150	—
Additions to properties and equipment	(141,148)	(92,172)

Net cash used in investing activities	(121,069)	5,718

Cash flows from financing activities:
Principal payments on debt	—	—
Debt issuance costs	—	(65)
Proceeds from exercise of stock options	905	815
Cash dividends	(12,933)	(12,932)
Excess tax benefit on stock options exercised	138	162
Stock repurchases	(19,988)	—

Net cash used in financing activities	(31,878)	(12,020)

Net change in cash and cash equivalents	(100,193)	64,113
Cash and cash equivalents at beginning of period	223,070	250,793

Cash and cash equivalents at end of period	$122,877	314,906

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$786	131
Income taxes	$11,477	15,087
Non-cash investing activities:
Additions to properties and equipment	$10,974	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 20, 2010.

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

The company evaluated subsequent events through the time of our filing on the date we issue our financial statements.

Certain previously reported amounts have been reclassified to conform to the June 30, 2010 presentation.

(2)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program was scheduled to expire on June 30, 2010, but has now been extended to expire on the earlier of the date that all authorized funds have been expended or June 30, 2011 unless further extended by the Board of Directors. For the three-month period ended June 30, 2010, the company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06. At June 30, 2010, $180.0 million remained available to repurchase shares under the 2009 program, and the company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Dividend Program

The Board of Directors declared dividends of $12.9 million and $12.9 million, or $0.25 per share, for the quarters ended June 30, 2010 and 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarters ended June 30, 2010 and 2009 was 18.5% and 28.4%, respectively. The effective tax rate was lower during the quarter ended June 30, 2010, as compared to the quarter ended June 30, 2009, primarily because of the company’s decision to record a provision to fully reserve for receivables related to the company’s Venezuelan operations during the quarter ended June 30, 2009 as disclosed in Footnote 6.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company’s balance sheet at June 30, 2010 reflects $17.0 million of tax liabilities for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. The liabilities are attributable to a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $8.0 million of unrecognized tax benefits related to a state tax issue, including interest of approximately $10,000. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2003. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Included in other current liabilities, at June 30, 2010 and March 31, 2010, are income taxes payable of $15.9 million and $2.6 million, respectively.

(4)	EMPLOYEE BENEFIT PLANS

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors adopted amendments to the pension plan whereby effective December 31, 2010, the accrual of benefits would be discontinued. On that date, previously accrued pension benefits under the pension plan will be frozen for the approximately 70 active employees who participate in the plan. This change will not affect benefits earned by participants prior to January 1, 2011. Because future benefit accruals under the pension plan will be eliminated, the active employees who are participants in the pension plan will become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes will provide the company more predictable retirement plan costs and cash flows. By freezing the benefits, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan will be reduced. Any gains or losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit plan during the quarter ended June 30, 2010, and does not expect to contribute to the plan during the remaining quarters of fiscal 2011. The company contributed $0.5 million to the defined benefit pension plan during the quarter ended June 30, 2009.

The company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, invested in a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. At June 30, 2010 and March 31, 2010, $15.9 million and $16.2 million was held in Rabbi Trust for the benefit of participants in the supplemental plan. The carrying value of the trust assets at June 30, 2010 and March 31, 2010, includes $0.9 million (net of income tax expense of $0.5 million) and $0.8 million (net of income tax expense of $0.5 million), respectively, of unrealized losses, which are included in accumulated other comprehensive income (other stockholders’ equity).

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,
(In thousands)	2010	2009
Pension Benefits:
Service cost	$230	211
Interest cost	1,115	1,301
Expected return on plan assets	(620)	(576)
Amortization of prior service cost	4	10
Recognized actuarial loss	425	375

Net periodic benefit cost	$1,154	1,321

Other Benefits:
Service cost	$145	251
Interest cost	365	537
Amortization of prior service cost	(508)	(502)
Recognized actuarial loss	(5)	114

Net periodic benefit cost	$(3)	400

(5)	LONG-TERM DEBT

Revolving Credit Agreement

Borrowings under the company’s $450.0 million amended and restated revolving credit facility bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The amended facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45 as compared to a maximum ratio of consolidated debt to total capitalization of 0.55 with the prior agreement. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s amended and restated revolving credit facility matures in May 2012.

At June 30, 2010, the entire amount of the company’s $450.0 million revolving credit facility was available for future financing needs. Subsequent to June 30, 2010, the company borrowed $100.0 million under its revolving credit facility, in part, to refinance its 3.91% senior note of $25.0 million which was paid on July 30, 2010. As such, the company reclassified its current debt maturity from short-term to long-term in the accompanying balance sheet at June 30, 2010.

Senior Notes

At June 30, 2010, the company had $300.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.6 years as of June 30, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2010 and March 31, 2010 was estimated to be $316.4 million and $314.8 million, respectively.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $3.6 million interest capitalized for the quarter ended June 30, 2010, was approximately $1.1 million. Interest and debt costs, net of $3.4 million interest capitalized for the quarter ended June 30, 2009, was approximately $0.1 million.

(6)	COMMITMENTS AND CONTINGENCIES

Vessel Commitments

At June 30, 2010, the company had commitments to acquire 11 vessels and build 24 vessels at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.) at a total cost, including contract costs and other incidental costs, of approximately $761.2 million. In regards to the 24 new-build vessels, the company is committed to the construction of eight anchor handling towing supply vessels ranging between 5,150 and 8,200 brake horsepower (BHP), 14 platform supply vessels ranging between 3,250 and 5,400 deadweight tons of cargo capacity, and two crewboats. Scheduled delivery for these vessels began in July 2010, with delivery of the final vessel expected in March 2012.

The company also had at June 30, 2010, binding agreements to purchase eight anchor handling towing supply vessels and three platform supply vessels for a total cost of approximately $202.7 million. The company took possession of seven of the eight anchor handling towing supply vessels in July 2010 for a total cost of $123.1 million. The company will acquire the remaining one anchor handling towing supply vessel for a total cost of $21.1 million in August 2010. The company took possession of the first of the three platform supply vessels in the latter part of July 2010 for a total cost of $16.5 million, and plans to take possession of the second platform supply vessel in September 2010 for a total cost of $20.5 million, and the third platform supply vessel in February 2011 for a total cost of $21.5 million.

At June 30, 2010, the company had invested $249.1 million in progress payments towards the construction of 24 vessels, and $7.4 million towards the purchase of the 11 vessels. At June 30, 2010, the remaining expenditures necessary to complete construction of the 24 vessels currently under construction (based on contract prices), and to fund the acquisition of the 11 vessels was $504.7 million.

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

The company has experienced periodic delays in the expected deliveries of equipment for vessels currently under construction (as has the offshore supply vessel industry in general). While the frequency of these equipment delays has abated, similar delays in the future are possible. Currently, the company is experiencing more frequent delays in vessel construction progress at shipyards in Brazil (two crewboats under construction). The company continues to pursue various measures to ensure as timely delivery as possible of these vessels, but further delay is possible.

Shipyards constructing the company’s vessels may from time to time experience labor, legal or liquidity constraints that could impact vessel delivery schedules. Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of liquidated damages by the company or its subsidiaries in certain cases of late delivery. Delays in the expected deliveries of any of these vessels could result in penalties or claims under contracts with our customers. In the opinion of management,

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the amount of ultimate liability, if any, with respect to these penalties, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

The company generally requires shipyards to provide third party credit support in the event that vessels are not ultimately completed and delivered. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees issued by major financial institutions located in the country of the shipyard. While the company will pursue this financial remedy to reduce its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk through cash deposits and other contract terms with the shipyard and other counterparties.

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

On March 31, 2010, the company entered into a Settlement and Release with its marine underwriters to resolve the claim the company had made under its marine insurance policy for the total loss of the 15 vessels seized by the Republic. Under the Settlement and Release, the underwriters paid, subject to certain conditions, $8.2 million (the Settlement Payment) in full and final settlement of the claim. Those conditions include, among others that the company must continue to prosecute the ICSID arbitration and must reimburse the underwriters the Settlement Payment (less certain expenses) if and when the company receives payment from the Republic. Under the Settlement and Release, the company continues to retain legal title to the claims in arbitration and the underwriters have waived any and all subrogation rights. The Settlement Payment does not represent full reparation of the losses suffered by the company as a consequence of the expropriation of

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

its investments in Venezuela. The $8.2 million payment by the underwriters triggered an obligation by the company under the company’s insurance program to pay an additional $2.8 million in insurance premium to its underwriters and the company has paid that amount. Both the $8.2 million payment from the underwriters and the $2.8 million payment to the underwriters were made in the first quarter of fiscal 2011.

Internal Investigation

The company has previously reported that special counsel engaged by the company’s Audit Committee had completed an internal investigation into certain FCPA matters and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported publicly by the company in prior filings.

Special counsel has reported to the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) the results of the investigation, and has engaged in a series of cooperative discussions with the two federal agencies as to any potential legal ramifications of those findings. The following reflects the status of those discussions:

Securities and Exchange Commission

The company has reached an agreement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA. Under the agreement, the company consents to the filing in federal district court of a complaint (“Complaint”) by the SEC, without admitting or denying the allegations in the Complaint, and to the entry by the court of a final judgment and permanent injunction against the company, including a permanent injunction against us. The Complaint will allege civil violations of the FCPA’s anti-bribery and accounting provisions with respect to certain previously discussed conduct involving tax authorities in Azerbaijan, and the FCPA’s accounting provisions with respect to amounts paid by a subsidiary of the company to a third party customs broker in connection with the operation of the company’s vessels in Nigeria. The final agreement, which will not take effect until it is confirmed by the court, would permanently enjoin the company from future violations of those provisions.

The agreement will require the company to pay a total of approximately $11.4 million, consisting of the sum of $8.4 million (principally representing disgorgement of profits and prejudgment interest) payable at the time of settlement and a contingent civil penalty of $3.0 million. The contingent civil penalty will be payable to the SEC in the event that the company has not otherwise agreed within 18 months of the date the court enters judgment to pay fines or penalties of at least that amount to another United States government authority (or authorities) in connection with the matters covered by the complaint. The financial charge associated with the proposed settlement with the SEC was recorded in the fourth quarter of fiscal 2010 and was included in general and administrative expenses.

The agreement is contingent upon confirmation by a federal district court. Although the company and the SEC staff have agreed on the forms of the final settlement agreements, we give no assurance that this settlement will be confirmed by the court on the terms set forth above or at all. If the settlement is not confirmed by the court, the SEC and the company may enter further discussions to resolve its previously disclosed investigation on different terms and conditions or the SEC may bring an enforcement action against the company. The company’s current tolling arrangements with the SEC extend through August 15, 2010.

Department of Justice

To date, the company has not reached any agreement with the DOJ regarding a negotiated resolution of the previously disclosed internal investigation. Based on discussions with the DOJ regarding the possible disposition of this matter, it appears likely that any negotiated disposition would involve a deferred prosecution agreement against a company subsidiary and sanctions imposed by the DOJ with respect to the conduct in Azerbaijan and Nigeria described above. The timeframe for resolution of these matters is also uncertain. The company has agreed to extend its tolling arrangements with the DOJ through August 31, 2010. At this time, the company is unable to estimate any additional monetary exposure beyond the $3.0 million accrued on a contingent basis in connection with the SEC agreement in principle that might arise from such a settlement. As a result, no accrual for potential additional liabilities associated with a negotiated resolution with the DOJ

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

has been recorded as of June 30, 2010. Any fines or penalties paid to the DOJ would reduce the balance of the SEC contingent penalty referenced above under the company’s agreement in principle with the SEC. Should additional information be obtained that any potential liability in connection with the resolution of these matters with the DOJ is probable and reasonably estimable, the company will record such liability at that time. While uncertain, ultimate resolution with the DOJ could have a material adverse effect on the company’s results of operations or cash flows. It is possible that if agreement is not reached, the DOJ may bring an enforcement action against the company.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. The company recorded an additional liability of $1.2 million during fiscal 2009. As of June 30, 2010, $3.8 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund’s trustee will likely claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, and the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. The company anticipates receiving a final evaluation from actuaries during the second quarter of fiscal 2011.

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010. Recently, representatives of Sonangol and Tidewater agreed to extend the termination date of the joint venture agreement to January 31, 2011. The purpose of the extension is to give the parties additional time to negotiate the terms of a new, more permanent joint venture agreement. The company continues to be in constructive discussions with Sonangol regarding the terms of a new joint venture arrangement, although no assurances can be given that these discussions will be successfully concluded or whether such terms will be advantageous to the company. Failing to further extend the existing Sonatide joint venture or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to effectively compete for business in Angola in the future. More Tidewater vessels are deployed in Angola than in any of Tidewater’s other countries of operation, and a significant portion of revenues derived from the company’s largest customer, Chevron, are derived through the company’s operations in Angola.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	FAIR VALUE MEASUREMENTS

The company follows the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value. The fair value should be calculated based on assumptions that market participants would use in pricing assets and liabilities and not on assumptions specific to the entity. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value hierarchy for the plan assets measured at fair value as of June 30, 2010:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant Observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Supplemental plan measured at fair value:
Equity securities:
Common stock	$7,290	7,290	—	—
Preferred stock	11	11	—	—
Foreign stock	393	393	—	—
American depository receipts	1,849	1,827	22	—
Real estate investment trusts	28	28	—	—
Debt securities:
Government debt securities	3,304	1,527	1,777	—
Open ended mutual funds	2,628	2,628	—	—
Cash and cash equivalents	508	111	397	—

Total	$16,011	13,815	2,196	—
Other pending transactions	(143)	(143)	—	—

Total fair value of plan assets	$15,868	13,672	2,196	—

Supplemental savings plan measured at fair value:
Common stock	$635	635	—	—
Open ended mutual funds	5,368	5,368	—	—
Cash and cash equivalents	432	—	432	—

Total	$6,435	6,003	432	—
Other pending transactions	(26)	(26)	—	—

Total fair value of plan assets	$6,409	5,977	432	—

Multinational savings plan measured at fair value:
Equity securities:
Common stock	$2,782	2,782	—	—
American depository receipts	85	85	—	—
Corporate debt securities	1,707	—	1,707	—
Cash and cash equivalents	119	67	52	—

Total fair value of plan assets	$4,693	2,934	1,759	—

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2010:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Supplemental plan measured at fair value:
Equity securities:
Common stock	$7,323	7,323	—	—
Preferred stock	11	11	—	—
Foreign stock	432	432	—	—
American depository receipts	2,049	2,021	28	—
Real estate investment trusts	27	27	—	—
Debt securities:
Government debt securities	3,267	1,243	2,024	—
Open ended mutual funds	2,595	2,595	—	—
Cash and cash equivalents	553	53	500	—

Total	$16,257	13,705	2,552	—
Other pending transactions	(58)	(58)	—	—

Total fair value of plan assets	$16,199	13,647	2,552	—

Supplemental savings plan measured at fair value:
Common stock	$637	637	—	—
Open ended mutual funds	5,323	5,323	—	—
Cash and cash equivalents	334	—	334	—

Total	$6,294	5,960	334	—
Other pending transactions	(141)	(141)	—	—

Total fair value of plan assets	$6,153	5,819	334	—

Multinational savings plan measured at fair value:
Equity securities:
Common stock	$3,350	3,350	—	—
American depository receipts	50	50	—	—
Corporate debt securities	1,567	—	1,567	—
Cash and cash equivalents	39	—	39	—

Total fair value of plan assets	$5,006	3,400	1,606	—

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

The company had eight foreign exchange spot contracts outstanding at June 30, 2010, which totaled $4.8 million. All eight spot contracts settled by July 6, 2010. The company had 10 foreign exchange spot contracts outstanding at March 31, 2010, which totaled $4.7 million.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

The company had no forward contracts outstanding at June 30, 2010 or March 31, 2010.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Asset Impairments

The company accounts for long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-lived Assets, and reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. The company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value, considered Level 3, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics are grouped for asset impairment testing. The combined fair value of three vessels that incurred impairments totaling $1.3 million during the quarter ended June 30, 2010, was $4.5 million. The impairment charges were recorded in gain on asset dispositions, net. No impairments were recorded during the quarter ended June 30, 2009.

(8)	OTHER ASSETS, ACCRUED EXPENSES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at June 30, 2010 and March 31, 2010 are as follows:

(In thousands)	June 30, 2010	March 31, 2010
Recoverable insurance losses	$4,402	12,809
Deferred income tax assets	48,722	35,635
Other	34,983	36,094

	$88,107	84,538

A summary of accrued expenses at June 30, 2010 and March 31, 2010 are as follows:

(In thousands)	June 30, 2010	March 31, 2010
Payroll and related payables	$29,112	31,385
Commissions payable	15,121	15,783
Accrued vessel major repairs and maintenance costs	8,392	3,924
Other accrued vessel expenses	56,573	39,454
Accrued fuel expense	9,325	10,143
Incentive plans	1,815	4,910
Accrued interest expense	5,447	2,182
Proposed SEC settlement	11,396	11,396
Other accrued expenses	262	308

	$137,443	119,485

A summary of other liabilities and deferred credits at June 30, 2010 and March 31, 2010 are as follows:

(In thousands)	June 30, 2010	March 31, 2010
Postretirement benefits liability	$29,999	29,512
Pension liability	33,753	33,146
Deferred gain on vessel sales	39,568	39,568
Income taxes	4,649	4,450
Other	17,868	18,626

	$125,837	125,302

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	SALE/LEASEBACK ARRANGEMENTS

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

In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures- Improving Disclosures about Fair Value Measurements, which amended the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the company on April 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the company on April 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. Please see Note 7 – Fair Value Measurements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities within ASC 810, Consolidation, which is effective for annual and interim reporting periods beginning after November 15, 2009. The company adopted the new guidance on April 1, 2010. The new guidance replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The new guidance also requires ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this guidance did not have a material impact on our financial condition or results of operations and cash flows.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11)	SEGMENT INFORMATION AND GEOGRAPHICAL DATA

The company follows the disclosure requirements of the Segment Reporting Topic, ASC 280, and operates in two business segments: International and United States. Operating business segments are defined as a component of an enterprise which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2010 and 2009. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended June 30,
(In thousands)	2010	2009
Revenues:
Vessel revenues:
International	$237,145	285,988
United States	24,851	24,448

	261,996	310,436
Other marine revenues	529	16,173

	$262,525	326,609

Vessel operating profit:
International	$43,105	49,892
United States	5,484	2,629

	48,589	52,521
Corporate expenses	(8,763)	(9,901)
Gain on asset dispositions, net	5,558	12,538
Other marine services	(117)	1,048

Operating income	$45,267	56,206

Foreign exchange gain (loss)	1,610	(2,586)
Equity in net earnings of unconsolidated companies	2,690	5,415
Interest income and other, net	378	3,168
Interest and other debt costs	(1,073)	(77)

Earnings before income taxes	$48,872	62,126

Depreciation and amortization:
Marine equipment operations:
International	$31,472	28,589
United States	2,933	2,740
General corporate depreciation	558	320

	$34,963	31,649

Additions to properties and equipment:
Marine equipment operations:
International	$142,775	82,445
United States	7,872	9,424
General corporate	1,475	303

	$152,122	92,172

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at June 30, 2010 and March 31, 2010:

(In thousands)	June 30, 2010	March 31, 2010
Total assets:
Marine:
International	$2,901,719	2,781,444
United States	240,693	334,182

	3,142,412	3,115,626
Investments in and advances to unconsolidated Marine companies	42,596	40,614

	3,185,008	3,156,240
General corporate	138,474	137,117

	$3,323,482	3,293,357

The following table discloses the amount of revenue in dollars for the company’s International and United States segments, and in total for the worldwide fleet, along with the respective percentage of vessel revenue for the quarters ended June 30, 2010 and 2009:

	Quarter Ended June 30,
Revenue by vessel class: (In thousands):	2010	% of Vessel Revenue	2009	% of Vessel Revenue
International-based fleet:
Deepwater vessels	$89,595	34%	69,113	22%
Towing-supply/supply	119,097	45%	180,181	58%
Crew/utility	19,110	7%	25,570	8%
Offshore tugs	9,343	4%	10,557	3%
Other	—	<1%	567	<1%
Total	$237,145	91%	285,988	92%
United States-based fleet:
Deepwater vessels	$17,048	7%	13,297	4%
Towing-supply/supply	7,371	3%	9,515	3%
Crew/utility	432	<1%	1,636	1%
Total	$24,851	9%	24,448	8%
Worldwide fleet:
Deepwater vessels	$106,643	41%	82,410	27%
Towing-supply/supply	126,468	48%	189,696	61%
Crew/utility	19,542	7%	27,206	9%
Offshore tugs	9,343	4%	10,557	3%
Other	—	<1%	567	<1%
Total	$261,996	100%	310,436	100%

(12)	SUBSEQUENT EVENTS

Subsequent to June 30, 2010, the company borrowed $100.0 million under its amended and restated revolving credit facility, in part, to refinance its current maturity of $25.0 million on its 3.91% Series A senior note, which was paid on July 30, 2010. Please refer to Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements included in this report.

Also subsequent to June 30, 2010, the company took possession of seven of the eight anchor handling towing supply vessels and one platform supply vessel in July 2010 for a total cost of $139.6 million. Please refer to Note 6 of Notes to Unconsolidated Condensed Financial Statements included in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2010, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2010, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 20, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
August 5, 2010

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results may differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (SEC) on May 20, 2010, and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the SEC on May 20, 2010.

Our Business

The company provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater operates in two reportable segments: International and the United States, and the company has one of the broadest global operating footprints in the offshore energy industry. Operations are conducted in most of the world’s significant crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At June 30, 2010, the company had 390 vessels (including joint-venture vessels and vessels withdrawn from service) servicing the global energy industry. The company provides services in support of all phases of offshore exploration, field development and production, including towing of (and anchor handling for) mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with other energy service companies, our business activity is significantly impacted by the level of drilling and exploration activity by our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves.

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

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in both the International and United States segments. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. The company believes that competition for skilled crew personnel may again intensify, particularly in international markets, as new-build support vessels currently under construction enter the worldwide vessel population. If competition for personnel intensifies, the company’s crew costs will likely increase.

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and safety and inspection drydockings mandated by regulatory agencies. A certain number of drydockings are required within a given period to meet regulatory requirements. Drydocking costs are incurred only if the company believes a drydocking can be justified economically, taking into consideration the vessel’s age, physical condition and future marketability. If the company elects to forego a required drydocking, the company will stack and possibly sell the vessel, as it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking cost, but also continues to incur vessel operating costs and vessel depreciation. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels, which were a large part of the company’s fleet (and historically were more relevant to financial results), typically require more frequent and more expensive repairs and drydockings. Newer vessels (generally those built after 2000), which are a growing part of the company’s fleet (and now account for a majority of the company’s revenues and vessel margin), can also result in expensive drydockings, even in the early years of a vessel’s useful life due to these vessels’ larger relative size and greater relative complexity. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can affect drydock costs, which is included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons more difficult.

Although the company attempts to efficiently manage its fleet drydocking schedule to minimize the disruptive effect on its revenues and costs, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in drydocking costs and days off hire (due to vessels being drydocked) contributed to quarterly volatility in repair and maintenance costs and revenue. In addition, some of the company’s vessels built after 2000 are now experiencing their first or second required regulatory drydockings.

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations that occur.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and the cost of insurance, and can fluctuate from time to time. The company’s vessels are generally insured for up to estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for third-party liability losses with limits which it believes are reasonable for its operations. Insurance limits are reviewed annually in light of the continuance of the company’s on-going operations.

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

Challenges We Confront as an International Offshore Vessel Company

The company operates in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where there are risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions that may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks to the extent practicable, it cannot give assurance that the company will avoid completely the foregoing risks, although the wide geographic dispersion of the company’s vessels helps substantially mitigate the impact of these risks. In addition, immigration, customs, tax and other regulations (and administrative and judicial interpretations thereof) can have a material impact on our ability to work in certain countries and on our operating costs.

In some international operating environments, local customs or laws may require the company to form joint ventures with local owners or use local agents. The company is dedicated to carrying out its international operations in compliance with the rules and regulations of the Office of Foreign Assets Control (OFAC), the Trading with the Enemy Act, the Foreign Corrupt Practices Act (FCPA), and other applicable laws and regulations. The company has adopted policies and procedures in an effort to mitigate these risks.

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010. Recently, representatives of Sonangol and Tidewater agreed to extend the termination date of the joint venture agreement to January 31, 2011. The purpose of the extension is to give the parties additional time to negotiate the terms of a new, more permanent joint venture agreement. The company continues to be in constructive discussions with Sonangol regarding the terms of a new joint venture arrangement, although no assurances can be given that these discussions will be successfully concluded or whether such terms will be advantageous to the company. Failing to further extend the existing Sonatide joint venture or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to effectively compete for business in Angola in the future. More Tidewater vessels are deployed in Angola than in any of Tidewater’s other countries of operation, and a significant portion of revenues derived from the company’s largest customer, Chevron, are derived through the company’s operations in Angola.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the Convention) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on that ship) that are engaged in commercial activities. To date, this Convention has been ratified by ten countries, namely, the Bahamas, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Liberia, Marshall Islands, Norway, Panama and Spain, representing in excess of 33% of the world’s tonnage. If adopted by an additional 20 countries, then within 12 months thereof, the Convention will become law. Some believe that this Convention could become law in 2011. The company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues. The company is working with industry representatives to oppose ratification of this Convention. Should this Convention become law, the company and its customers’ operations may be negatively affected during the period of compliance.

Macroeconomic Environment and Outlook

The primary driver of our business, and therefore revenues (see the caption above), is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to contract drilling rigs and offshore service vessels in the United States (U.S.) Gulf of Mexico (GOM) or in international markets, with the international market being driven by supply and demand for crude oil; and the U.S. GOM being more dependent on supply and demand for natural gas (shallow water activity) and oil (deepwater activity).

Prices for crude oil and natural gas fell dramatically from their respective peaks achieved in calendar year 2008 due to a global recession that caused a precipitous drop in worldwide demand for oil and gas. In response to lower demand and weaker commodity prices, E&P customers reduced their capital spending budgets which caused demand for offshore support vessel services to decline. This reduced demand has led to an industry-wide reduction in vessel utilization rates and to a corresponding industry-wide reduction in vessel charter rates as customers demanded pricing concessions. Although there have been signs of improvement in the global economy since late calendar 2009, the pace of recovery has been slower than many expected and demand for energy continues to lag. Assessing the current market environment in the near term is challenging given the continuing tenuous state of the global economy and of financial and commodity markets. The company continues to evaluate the current trends in the global economy to determine how these trends are affecting the development plans of E&P companies and global demand for its offshore vessels. The company is also evaluating the impact of developments over the last two years on the ability of shipyards to meet their scheduled deliveries of new vessels and the ability of the company to renew its fleet through new vessel construction and/or acquisitions.

Oil prices gradually recovered and stabilized in the range of $80 to $85 per barrel during the first quarter of calendar year 2010 due to signs of improvement in the global economy and, in part, because OPEC reduced its crude oil production targets by more than 6.0% over the last 18 months in an effort to stabilize crude oil prices. However, renewed uncertainty about the direction of the global economic recovery during the quarter ended June 30, 2010, caused crude oil prices to drop to the $65 to $75 per barrel range. During the most recent OPEC meeting, which was held in March 2010, OPEC officials decided to keep its then existing production targets unchanged because the global economic recovery was uncertain, crude oil market demand fundamentals were still weak and crude oil inventory levels were relatively high. As of mid-July 2010, there has been no further indication that OPEC would adjust its production targets downward in an attempt to buoy crude oil prices. Given the historically strong correlation between commodity prices, drilling and exploration activity and demand for the company’s vessels in the various international markets, the company expects that utilization and day rates for its internationally-based vessels may remain weak or weaken further if crude oil prices decrease and/or if capital spending by E&P companies is suppressed by expectations of further weakness in crude oil prices or economic activity.

The number of deployed drilling rigs in the U.S. offshore market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. The offshore rig count in the U.S. GOM remains at historically low levels, in part because the strength of the international drilling market has attracted numerous offshore drilling rigs from the U.S. to various international markets over the past several years. Exploration and field development activity in the U.S. GOM had fallen off significantly, particularly in swallow water areas. As a consequence, the demand for offshore marine vessels in the shallow water U.S. GOM diminished over the past few years and declined further in late calendar year 2008 and into 2009 due to the weaker demand for energy discussed earlier. Prior to the catastrophic explosion of the Deepwater Horizon drilling rig (and the resulting oil spill and drilling moratorium), exploration and field development activity in the deepwater areas of the U.S. GOM was reasonably strong despite weak overall market fundamentals. As described below, the Deepwater Horizon incident, and potentially wide-ranging regulatory responses to the incident, which are not yet fully known, may have a material impact on activity levels, particularly in deepwater areas, and the future profitability of the U.S. market and beyond. Other than the potential impact of new regulations, the company’s U.S.-based vessel fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence.

Natural gas prices, which at mid-July 2010 were trading in the $4.30 - $4.75 Mcf range, trended higher during the first half of calendar year 2010 due to stronger demand for the resource from the industrial sector and higher consumer demand resulting from a colder-than-normal winter in the early part of the year and a hotter-than-normal spring in North America. Although the above positive trend bodes well for activity in the mid and shallow waters depths of the U.S. GOM market in the near-term, the rise in production of unconventional gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) exporting facilities around the world are contributing to an over-supplied natural gas market, which exerts downward pricing pressures on the resource. While production of natural gas from unconventional sources is a relatively small portion of the worldwide natural gas production, it is expected to grow in the future. Despite recent increases in demand for natural gas, inventories in the U.S. continue to be significantly oversupplied, which is attributed to the increase of unconventional gas in the market, as well as a reduction in demand for the resource due the global recession. Prolonged increases in the supply of natural gas, whether the supply comes from conventional or unconventional production will exert downward pricing pressures on prices for natural gas. A prolonged downturn in natural gas prices can negatively impact the exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the company’s U.S. segment.

During the quarter ended June 30, 2010, vessel day rates in the U.S. GOM offshore vessel market trended higher as the supply/demand fundamentals tightened due to the strong need for vessels to assist with the U.S. Gulf oil spill response effort that has been underway since the explosion of the Deepwater Horizon in April 2010. Increased demand for the company’s vessels helped drive average day rates and utilization rates for the company’s U.S. segment higher during the quarter ended June 30, 2010, as compared to the first and fourth quarters of fiscal 2010. All of the company’s available-for-work U.S. segment vessels were working at relatively full utilization, including a number of the company’s vessels assisting with the oil spill containment effort. At June 30, 2010, the company had 13 U.S. GOM-based stacked vessels that could resume active status, but only after expenditures to drydock and re-certify the vessels.

Many drilling operators and offshore oil and gas support service companies have expressed concern over the potential impacts on exploration and field development (and particularly deepwater exploration and field development) and operating costs of the recent drilling moratorium, potential new safety standards and other regulatory responses to the rig explosion and oil spill. The moratorium, which is scheduled to expire on November 30, 2010, was imposed to give the Presidential Commission investigating the Gulf oil spill time to complete a review of drilling systems and the Department of Interior time to implement additional regulatory oversight and control with respect to offshore drilling. Given the historically strong correlation between drilling and exploration activity and demand for the company’s vessels in the U.S. GOM, the company expects utilization rates and day rates for its vessels in the U.S. GOM market to weaken if the drilling moratorium results in the migration of drilling rigs to international markets. However, a significant portion of the company’s operations are conducted internationally, and as such, the company’s international vessel operations remain the primary driver of its revenue and earnings.

Historically, when the U.S. market weakened, the company would redeploy some of its highly mobile assets to international markets where, market conditions permitting, the vessels could benefit from stronger demand and average day rates and from statutory income tax rates that are generally lower than those in the U.S. Given the current challenges in international markets, the company’s ability to mitigate the effects of a weak U.S. GOM market by redeploying vessels to other markets has been reduced. The company continues to assess the demand for vessels in the U.S. GOM and in the various international markets and may relocate additional vessels to international areas and between international areas. The cost of mobilizing vessels to a different market is sometimes for the account of the company and sometimes for the account of a contracting customer, depending upon the strength or weakness of the particular market.

While longer-term regulatory responses to the Deepwater Horizon incident are unknown at this time, in recent years, international deepwater has been a growing part of the worldwide offshore crude oil and natural gas markets and a source of growth for the company. International deepwater did not experience significant negative effects from the recent global economic recession, largely because the deepwater oil and gas development typically involves significant capital investment and multi-year development plans. As a result, such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions in regards to crude oil and natural gas prices and these projects are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next 4.5 years, the worldwide moveable drilling rig count (currently estimated at approximately 790 movable rigs worldwide, approximately thirty percent of which are designed to operate in deeper waters) will increase as approximately 115 new-build rigs that are currently on order and under construction are delivered. It is further estimated that approximately fifty percent of these new build rigs are intended to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years by approximately one third. Investment is also being made in the floating production market, in which approximately 45 new floating production units are currently under construction and are expected to be delivered over the next five years to supplement the current approximately 330 floating production units worldwide. However, analysts have reported that contracts for several drilling rigs currently on order have been cancelled and/or delayed due to the uncertain economic outlook, which may reduce the number of rigs ultimately built and delivered. Moreover, to the extent the rigs are built and delivered, it is believed that the new build rigs will largely target international regions rather than the U.S. GOM due to longer contract durations, generally lower operating costs (including insurance costs) and higher drilling day rates available in the international markets. Future additional regulatory oversight and control with respect to offshore drilling in the U.S. GOM following the explosion of the Deepwater Horizon may also increase the relative appeal of international markets.

According to ODS-Petrodata, the global offshore supply vessel market, at June 30, 2010, has approximately 420 new-build offshore support vessels (platform supply vessels and anchor handlers only) that are currently estimated to be under construction and that are expected to be delivered to the worldwide offshore vessel market over the next three years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,500 vessels. An increase in vessel capacity could have the effect of lowering charter rates, particularly in the context of declining levels of exploration, field development and production activity. However, the worldwide offshore marine vessel industry also has a large number of aging vessels, including more than 800 vessels that are at least 25 years old, that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a sizeable portion of these aging vessels would likely mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created with the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet. It is unknown at this time the extent to which the recovery from the recent worldwide recession will influence the utilization of equipment currently in existence or the ultimate timing of delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction. Analysts have reported some offshore vessel construction contract cancellations as a result of the foregoing factors, which may reduce the ultimate number of vessels built and delivered.

The Past and Potential Future Impact of the Deepwater Horizon Disaster on Our Business

As an international company that derives over 90% of its revenues from operations outside of United States territorial waters, we believe that the overall impact of the Deepwater Horizon will not have a significant direct impact on our overall operations or financial performance. Less than 7% of our total fleet operates in the U.S. GOM and, if necessary, these vessels can be mobilized to serve other markets if demand for their services does not continue to exist in the U.S. GOM because of any precipitous and long-term reduction in the level of drilling and exploration activity in that region.

During the quarter ended June 30, 2010, vessel day rates in the U.S. GOM trended higher due to the strong demand for vessels to assist with the response effort to the oil spill since the April explosion and collapse of the rig. All of the company’s available-for-work U.S. segment vessels were working at relatively high utilization rates during the quarter, which helped drive average day and utilization rates higher for the quarter ended June 30, 2010 than those experienced in the first and fourth quarters of fiscal 2010. We do not know how long the effect of the spill response on our domestic business will continue.

Over the longer term, we, like others that operate in the U.S. GOM, are concerned as to the impact that the governmental, insurance market, and industry response could have on the level of drilling and exploration activity in that offshore area. We believe that it is likely that operators in the U.S. GOM will be subjected to additional regulatory oversight and potentially higher operating costs, both of which could reduce the level of drilling activity and suppress the demand for our services. If such were to happen, it could have a material adverse effect on our United States operations. We note that legislation has been introduced in both houses of Congress that could have an impact on offshore drilling, although the likelihood that such legislation will be adopted, or the impact it could have, cannot be gauged at this time. If exploration and production activity migrates from the U.S. GOM to international markets because of additional regulation and higher operating costs in the U.S. GOM, it is also possible that other offshore supply vessel owners will redeploy additional vessels to international markets. This will likely increase competition and have a negative effect on vessel utilization and day rates in international markets.

Fiscal 2011 First Quarter Business Highlights

During the first quarter of fiscal 2011, the company continued its focus on maintaining its competitive advantages, sustained its presence in its international markets, and continued to modernize its vessel fleet to generate future earnings capacity while removing from active service certain traditional vessels that are not currently providing adequate returns. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations and maintaining disciplined cost control.

The company’s consolidated net earnings for the first quarter of fiscal 2011 decreased 11%, or $4.7 million, as compared to the same period in fiscal 2010, due to an approximate 20% decrease in total revenues. The company recorded $262.5 million in revenues during the first quarter of fiscal 2011, which is a decrease of approximately $64.1 million over the revenue earned during the same period of fiscal 2010. Also, the first quarter of fiscal 2010 included a $48.6 million provision for its Venezuelan operations as previously disclosed.

Vessel revenues generated by the company’s international segment decreased approximately 17%, or $48.8 million, during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010, while the vessel revenues generated by the U.S. segment increased approximately $0.4 million, or 2%, during the same comparative periods. Other marine revenues decreased approximately $15.6 million, or 97%, during the same comparative periods. International segment vessel operating costs increased approximately 3%, or $3.5 million, while the company’s U.S. segment vessel operating costs decreased approximately 17%, or $2.5 million, the first quarter of fiscal 2011 as compared to the same period in fiscal 2010. Costs of other marine revenues decreased approximately $14.2 million, or 97%, during the same comparative periods. A significant portion of the company’s operations are conducted internationally; therefore, the company’s international vessel operations are the primary driver of its revenue and earnings. Revenues generated from international vessel operations as a percentage of the company’s total vessel revenues were 91% during the first quarter of fiscal 2011 and 92% during the same period in fiscal 2010.

At June 30, 2010, the company had 374 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 17.1 years. The average age of 177 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 5.0 years. The remaining 197 vessels have an average age of 28.1 years. During the quarters ended June 30, 2010 and 2009, the company’s newer vessels generated $202.9 million and $184.6 million, respectively, of revenue and accounted for 86%, or $91.9 million, and 64%, or $99.5 million, respectively, of total vessel margin (vessel revenues less vessel operating cost). Vessel operating costs exclude depreciation on the company’s new vessels of $22.6 million and $17.7 million, respectively, during the same comparative periods.

Results of Operations

The following table compares revenues and operating expenses (excluding general and administrative expenses, depreciation expense, provision for Venezuelan operations, and gains on asset dispositions) for the company’s vessel fleet and the related percentage of total revenue for the quarters ended June 30, 2010 and 2009 and for the quarter ended March 31, 2010. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2010	%	2009	%	2010	%
Revenues:
Vessel revenues:
International	$237,145	90%	285,988	88%	236,081	91%
United States	24,851	9%	24,448	7%	22,575	9%

	261,996	100%	310,436	95%	258,656	99%
Other marine revenues	529	<1%	16,173	5%	1,340	1%

	$262,525	100%	326,609	100%	259,996	100%

Operating costs:
Vessel operating costs:
Crew costs	$80,692	31%	82,752	25%	79,282	31%
Repair and maintenance	27,093	10%	25,634	8%	22,941	9%
Insurance and loss reserves	4,410	2%	4,676	1%	3,154	1%
Fuel, lube and supplies	14,921	6%	12,842	4%	15,372	6%
Vessel operating leases	4,490	2%	1,749	1%	4,490	2%
Other	22,977	9%	25,998	8%	20,655	8%

	154,583	59%	153,651	47%	145,894	56%
Costs of other marine revenues	495	<1%	14,700	5%	1,240	<1%

Total	$155,078	59%	168,351	52%	147,134	57%

The following table subdivides vessel operating costs presented above by the company’s International and United States segments and its related percentage of total revenue for the quarters ended June 30, 2010 and 2009 and for the quarter ended March 31, 2010.

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2010	%	2009	%	2010	%
International vessel operating costs:
Crew costs	$72,260	28%	73,014	22%	71,063	27%
Repair and maintenance	25,473	10%	23,720	7%	21,215	8%
Insurance and loss reserves	3,692	1%	3,246	1%	1,862	1%
Fuel, lube and supplies	14,422	5%	12,132	4%	15,054	6%
Vessel operating leases	3,703	1%	962	<1%	3,703	1%
Other	22,455	9%	25,467	8%	20,600	8%

	142,005	54%	138,541	42%	133,497	51%
United States vessel operating costs:
Crew costs	$8,432	3%	9,738	3%	8,219	3%
Repair and maintenance	1,620	1%	1,914	1%	1,726	1%
Insurance and loss reserves	718	<1%	1,430	<1%	1,292	<1%
Fuel, lube and supplies	499	<1%	710	<1%	318	<1%
Vessel operating leases	787	<1%	787	<1%	787	<1%
Other	522	<1%	531	<1%	55	<1%

	12,578	5%	15,110	5%	12,397	5%

Total vessel operating costs	$154,583	59%	153,651	47%	145,894	56%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $9.2 million of billings as of June 30, 2010 ($9.2 million of billings as of March 31, 2010), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced. We currently have no ongoing business with this customer and we do not know if this lack of ongoing work will impact our ability to collect this receivable.

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters ended June 30, 2010 and 2009 and March 31, 2010 consist of the following:

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2010	%	2009	%	2010	%
Vessel operating profit:
International	$43,105	16%	49,892	15%	56,979	22%
United States	5,484	2%	2,629	1%	3,826	1%

	48,589	19%	52,521	16%	60,805	23%
Corporate expenses	(8,763)	(3%)	(9,901)	(3%)	(20,200)	(8%)
Gain on asset dispositions, net	5,558	2%	12,538	4%	5,115	2%
Other marine services	(117)	(<1%)	1,048	<1%	(116)	(<1%)

Operating income	$45,267	17%	56,206	17%	45,604	18%

Foreign exchange gain (loss)	1,610	1%	(2,586)	(1%)	8,771	3%
Equity in net earnings of unconsolidated companies	2,690	1%	5,415	2%	3,403	1%
Interest income and other, net	378	<1%	3,168	1%	2,234	1%
Interest and other debt costs	(1,073)	(<1%)	(77)	(<1%)	(569)	(<1%)

Earnings before income taxes	$48,872	19%	62,126	19%	59,443	23%

International Segment Operations

Internationally-based vessel revenues decreased 17%, or $48.8 million, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to an approximate 11 percentage point decrease in utilization rates on the vessels operating in international markets due to weaker demand for the company’s vessels and because of fewer vessels operating internationally as a result of vessel sales, stacking of vessels, and the seizing of vessels by the Venezuelan government as previously disclosed. Average day rates for internationally-based vessels increased a modest 1% during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, reflecting a change in the mix of vessels operating during the first quarter of fiscal 2011, as compared to the same period in fiscal 2010. Leading edge day rates are generally declining across vessel classes; however, the impact of this decline on average day rate statistics is mitigated by a change in the mix of vessels that worked during the quarter ended June 30, 2010, relative to the quarter ended June 30, 2009. In particular, the company added 31 new vessels to the fleet since the first quarter of fiscal 2010 and stacked a number of traditional vessels throughout fiscal 2010 and during the first quarter of fiscal 2011, and the traditional vessels generally earn lower day rates than newer vessels. As a result, the average working vessel during the quarter ended June 30, 2010 earned a higher day rate than the average working vessel during the quarter ended June 30, 2009. Also, the company’s revenues decreased during the comparative periods because of the loss of revenue from the seizure of its Venezuelan operations in May and July of 2009. The company’s Venezuelan operations contributed no revenues during the first quarter of fiscal 2011 as compared to $10.8 million of revenues contributed during the first quarter of fiscal 2010. Internationally-based vessel revenues during the first quarter of fiscal 2011 were comparable to the revenues earned by the internationally-based vessels during the fourth quarter of fiscal 2010, primarily due to the addition of two deepwater class vessels during the current quarter, somewhat offset by the stacking of 19 traditional vessels in the first fiscal quarter of fiscal 2011.

As noted, the company continued to stack and remove from its internationally-based active fleet vessels that could not find attractive charter contracts. At the beginning of fiscal 2011, the company had 63 internationally-based stacked vessels. During the first quarter for fiscal 2011, the company stacked 19 additional vessels and sold six vessels from the previously stacked vessel fleet, resulting in a total of 76 internationally-based stacked vessels as of June 30, 2010. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. Stacked vessels depressed international utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates.

The company’s towing supply/supply and crew/utility class of vessels were responsible for the majority of the revenue losses realized during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. The company’s towing supply/supply class of vessels realized approximately $61.1 million of the revenue losses (an approximate 34% decrease) during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to lower utilization rates and average day rates resulting from weaker demand for the company vessels, vessel sales, and the seizure of vessels by the Venezuelan government. The company’s crew/utility class of vessels realized approximately $6.5 million of the revenue losses (an approximate 25% decrease) during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to lower utilization and average day rates because of weaker demand for the company’s crew/utility class of vessels and due to fewer crewboats operating internationally, primarily due to vessel sales. Increased revenue generated by the company’s deepwater class of vessels partially offset revenue losses incurred by the other vessel classes operating in the international segment. Revenues earned by the deepwater class of vessels increased approximately 30%, or $20.5 million, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to an approximate five percentage point increase in utilization rates and to an increase in the number of deepwater vessels operating in the international market following the addition of newly-built deepwater vessels to the fleet.

Vessel operating profit for internationally-based vessels decreased approximately 14%, or $6.8 million, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to 17% lower revenues, an increase of approximately 3%, or $3.5 million, in higher operating costs (primarily repair and maintenance costs, vessel operating leases and fuel, lube and supply costs), and an increase of approximately 10%, or $2.9 million, in higher depreciation expense. Depreciation expense increased during the comparative periods because of newly-constructed and acquired vessels that were added to the international fleet. Fuel, lube and supply costs were higher by approximately 19%, or $2.3 million, the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to vessel mobilizations on the company’s newly delivered vessels and because of vessels mobilizing from one international area to a different international area. International vessel operating lease costs increased approximately $2.7 million, or 285%, during the comparative periods, because of six additional vessel operating leases initiated during fiscal 2010, as disclosed in Note 9 of Notes to Unconsolidated Financial Statements and in the “Off-Balance Sheet Arrangements” section of this report. Repair and maintenance costs increased, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to a greater number of drydockings performed in the first quarter of fiscal 2011. In addition, in the first quarter of fiscal 2011, we performed the first of four expected drydockings that we expect to complete in fiscal 2011 within our largest anchor handling towing supply vessel class of vessels.

Internationally-based vessel revenues increased a modest 1%, or $1.1 million, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, due to higher utilization rates on the deepwater class of vessels and the addition of two newly-constructed deepwater vessels operating in international markets. Revenues earned by the deepwater class of vessels increased approximately $7.3 million, or 9%, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Declines in revenue, from the fourth quarter of fiscal 2010 to the first quarter of fiscal 2011, experienced by the towing supply/supply class of vessels and the crew/utility class of vessels offset a large portion of the increase in revenues earned by the deepwater class of vessels over the same period. The company’s towing supply/supply class of vessels suffered a reduction of approximately $6.0 million of revenues (an approximate 5% decrease), during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, due to lower utilization and average day rates. The company’s crew/utility class of vessels saw a reduction of approximately $0.4 million of revenues (an approximate 2% decrease), during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Vessel revenues, utilization percentages and average day rates by vessel class for the international segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

Vessel operating profit for internationally-based vessels decreased approximately 24%, or $13.9 million, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, due to approximately 6%, or $8.5 million, higher operating costs (primarily repair and maintenance costs and other vessel costs ) and approximately 4%, or $1.1 million, higher depreciation expense. Depreciation expense increased due to the addition of newly-constructed deepwater class vessels that were added to the international fleet during the comparative periods. Other vessel costs were higher by approximately 9%, or $1.9 million, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, primarily due to costs associated with the transportation of several internationally-based stacked vessels from one international location to another international location. Vessel operating profit was also lower, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, because the prior quarter included a $5.4 million net recovery from insurance underwriters in connection with a claim filed for vessel losses following the seizure of our Venezuelan business.

United States Segment Operations

Vessel revenues from the U.S.-based vessels increased a modest 2%, or $0.4 million, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to higher average day rates on the deepwater class of vessels and the addition of two newly-constructed deepwater vessels operating in the U.S. GOM market since the first quarter of fiscal 2010. Average day rates on the deepwater class of vessels increased approximately 7%, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, because the supply/demand fundamentals in the broader U.S. GOM vessel market improved due to the on-going spill containment effort, and because one deepwater vessel performed short-term charter assignments periodically during the current quarter at contract rates substantially higher than the otherwise average day rate.

The company continues its strategy to stack and remove from its active fleet vessels that cannot find attractive charter hire contracts. At the beginning of fiscal 2011, the U.S. GOM had 20 stacked vessels. During the first quarter of fiscal 2011, the company stacked two additional vessels, sold and/or disposed of seven vessels from the previously stacked vessel fleet, and returned to domestic service two vessels, resulting in a total of 13 U.S.-based stacked vessels as of June 30, 2010.

The company’s towing supply/supply and crew/utility class of vessels both experienced a decline in revenue during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010. Revenue for the U.S. towing supply/supply class of vessels decreased approximately $2.1 million (an approximate 23% decrease) during the comparative periods due to an approximate 24% decrease in average day rates resulting from generally weak shallow water vessel demand. High utilization for the U.S. towing supply/supply class of vessels, in part, reflects the disposition of vessels. Revenue for the U.S. crew/utility class of vessels decreased approximately $1.2 million (an approximate 74% decrease), during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, primarily due to an approximate 25 percentage point decrease in utilization rates also due to weak demand for the crewboats in the U.S. GOM market, which was somewhat offset by the disposition of vessels. Increases in revenues generated by the deepwater class of vessels offset the loss in revenues of the other vessel classes operating in the U.S. GOM. Revenues earned by the deepwater class of vessels increased approximately $3.8 million, or 28%, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, because of the reasons stated above.

U.S.-based vessel operating profit increased approximately $2.9 million, of 109%, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to higher revenues and an approximate $2.5 million, or 17%, lower vessel operating costs (primarily crew costs, repair and maintenance costs and insurance and loss reserve costs). Lower vessel operating costs were slightly offset by approximately 7%, or $0.2 million, higher depreciation expense due to the addition of newly-constructed vessels to the U.S. GOM fleet. Crew costs decreased approximately 13%, or $1.3 million, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to fewer vessels operating in the U.S. GOM market because of the disposition of vessels and the stacking of vessels. Repair and maintenance costs were lower by approximately 15%, or $0.3 million, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, because fewer vessel drydockings were performed in the quarter ended June 30, 2010 versus the quarter ended June 30, 2009.

U.S.-based vessel revenues increased approximately 10%, or $2.3 million, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, due to a five percentage point increase in utilization rates, a 4% increase in average day rates, and the addition of one newly-constructed deepwater vessels operating in the U.S. GOM market. Utilization and average day rates trended higher, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010 because the supply/demand fundamentals in the U.S. GOM offshore vessel market improved with the oil spill containment effort. All vessel classes operating in the U.S. GOM market had revenue increases during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010. Vessel revenues, utilization percentages and average day rates by vessel class for the U.S. segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

U.S.-based vessel operating profit increased approximately $1.7 million, or 43%, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, due primarily to higher revenues. Increases in revenues were slightly offset by an approximate 5%, or $0.1 million, higher depreciation expense during the first quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010. Vessel operating costs were comparable during the same comparative periods.

Other Items

Insurance and loss reserves expense were relatively comparable during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, and increased approximately $1.3 million, or approximately 40%, during the first quarter of fiscal 2011, as compared to the fourth quarter of fiscal 2010 because of lower premiums and positive adjustments to loss reserves in the prior quarter due to good safety results and loss management efforts.

Gain on asset dispositions decreased approximately 56%, or $7.0 million, during the first quarter of fiscal 2011 as compared to the same period in fiscal 2010, due to fewer vessels sales and lower gains earned on the mix of vessels sold. Gain on asset dispositions increased approximately 9%, or $0.4 million, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, primarily due to a higher number of vessels sold during the current quarter. Also, during the quarter ended June 30, 2010, the company recorded $1.3 million of impairment charges on three stacked vessels whose combined fair value was $4.5 million. The impairment charges were recorded in gain on disposition of assets, net. No impairments were recorded during the quarter ended June 30, 2009.

Foreign exchange gains increased approximately $4.2 million, or 162%, during the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010, due to a stronger U.S. dollar during the comparative periods relative to other currencies. The company recorded approximately $7.2 million, or approximately 82%, lower foreign exchange gains during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, primarily due to an $11.0 million foreign exchange gain recorded in the fourth quarter of fiscal 2010, related to the 50% devaluation of the Venezuelan bolivar fuerte relative to the U.S. dollar. Excluding this gain, foreign exchange gains increased approximately $3.8 million, or 172%, during the first quarter of fiscal 2011 as compared to the fourth quarter of fiscal 2010, due to an on-average stronger U.S. dollar relative to other relevant currencies.

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such do not include vessels withdrawn from service (six vessels at June 30, 2010) or joint venture vessels (10 vessels at June 30, 2010). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2010 and 2009 and March 31, 2010:

	Quarter Ended June 30		Quarter Ended March 31
	2010	2009	2010
REVENUE BY VESSEL CLASS (in thousands):
International-based fleet:
Deepwater vessels	$89,595	69,113	82,284
Towing-supply/supply	119,097	180,181	125,088
Crew/utility	19,110	25,570	19,528
Offshore tugs	9,343	10,557	9,181
Other	—	567	—
Total	$237,145	285,988	236,081
United States-based fleet:
Deepwater vessels	$17,048	13,297	15,160
Towing-supply/supply	7,371	9,515	6,990
Crew/utility	432	1,636	425
Total	$24,851	24,448	22,575
Worldwide fleet:
Deepwater vessels	$106,643	82,410	97,444
Towing-supply/supply	126,468	189,696	132,078
Crew/utility	19,542	27,206	19,953
Offshore tugs	9,343	10,557	9,181
Other	—	567	—
Total	$261,996	310,436	258,656

UTILIZATION:
International-based fleet:
Deepwater vessels	83.6%	78.8	78.5
Towing-supply/supply	53.9	73.9	56.7
Crew/utility	72.4	75.7	72.3
Offshore tugs	59.4	54.2	56.8
Other	—	79.2	—
Total	62.2%	73.2	62.7
United States-based fleet:
Deepwater vessels	91.0%	92.4	92.0
Towing-supply/supply	44.1	39.4	41.8
Crew/utility	20.4	45.4	14.2
Total	51.1%	49.0	46.0
Worldwide fleet:
Deepwater vessels	84.6%	80.8	80.2
Towing-supply/supply	52.9	70.1	55.1
Crew/utility	68.5	72.6	66.4
Offshore tugs	59.4	54.2	56.8
Other	—	79.2	—
Total	61.1%	70.7	61.0

AVERAGE VESSEL DAY RATES:
International-based fleet:
Deepwater vessels	$22,690	25,522	23,924
Towing-supply/supply	12,108	12,488	12,259
Crew/utility	4,793	5,224	4,856
Offshore tugs	6,402	7,744	6,769
Other	—	9,679	—
Total	$12,331	12,194	12,411
United States-based fleet:
Deepwater vessels	$25,747	24,178	25,799
Towing-supply/supply	7,702	10,071	7,413
Crew/utility	4,749	4,997	4,757
Total	$14,531	13,418	13,936
Worldwide fleet:
Deepwater vessels	$23,129	25,295	24,198
Towing-supply/supply	11,718	12,339	11,849
Crew/utility	4,792	5,210	4,853
Offshore tugs	6,402	7,744	6,769
Other	—	9,679	—
Total	$12,511	12,282	12,531

The following tables compare vessel day-based utilization percentages and average day rates for the company’s internationally-based fleet and U.S.-based fleet and in total for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters ended June 30, 2010 and 2009 and March 31, 2010:

	Quarter Ended June 30		Quarter Ended March 31
	2010	2009	2010

AVERAGE VESSEL DAY RATES:
International-based fleet:
New vessels	$14,587	16,452	15,441
Traditional vessels	7,787	8,819	7,402
Total International-based fleet	$12,331	12,194	12,411
United States-based fleet:
New vessels	$21,248	17,896	20,689
Traditional vessels	9,597	10,055	9,666
Total U.S.-based fleet	$14,531	13,418	13,936
Worldwide fleet:
New vessels	$14,943	16,554	15,705
Traditional vessels	8,029	8,910	7,678
Total Worldwide Fleet	$12,511	12,282	12,531

UTILIZATION:
International-based fleet:
New vessels	86.5%	86.5	85.1
Traditional vessels	39.7	65.3	43.7
Total International-based fleet	62.2%	73.2	62.7
United States-based fleet:
New vessels	68.9%	66.5	57.6
Traditional vessels	43.0	41.0	40.8
Total U.S.-based fleet	51.1%	49.0	46.0
Worldwide fleet:
New vessels	85.3%	84.7	83.1
Traditional vessels	40.1	62.6	43.3
Total Worldwide Fleet	61.1%	70.7	61.0

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2010 and 2009 and for the quarter ended March 31, 2010:

	Quarter Ended June 30		Quarter Ended March 31
	2010	2009	2010

International-based fleet:
Deepwater vessels	52	37	49
Towing-supply/supply	200	215	199
Crew/utility	61	71	62
Offshore tugs	27	28	27
Other	—	1	—

Total	340	352	337

United States-based fleet:
Deepwater vessels	8	7	7
Towing-supply/supply	24	26	25
Crew/utility	5	8	7

Total	37	41	39

Owned or chartered vessels included in marine revenues	377	393	376
Vessels withdrawn from service	6	9	7
Joint-venture and other	10	10	10

Total	393	412	393

Included in owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically market the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 89, 66 and 83 stacked vessels at June 30, 2010 and 2009 and at March 31, 2010, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2010 and March 31, 2010:

	June 30, 2010		March 31, 2010
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)
Vessels in active service	273	$2,009,324	282	$1,891,322
Stacked vessels	89	55,839	83	47,959
Vessels withdrawn from service	6	713	7	440
Marine equipment under construction		260,863		275,578
Other property and equipment		38,638		38,525

Totals	368	$2,365,377	372	$2,253,824

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During the first quarter of fiscal 2011, the company disposed of 15 vessels, including five anchor handling towing supply vessels, five platform supply vessels and five crewboats. Seven of the 15 vessels disposed of were from the U.S. GOM vessel fleet while six vessels were from the international fleet. The remaining two vessels were disposed of from vessels previously withdrawn from service.

During fiscal 2010, the company disposed of 70 vessels, including 25 anchor handling towing supply vessels, 21 platform supply vessels, 10 crewboats, seven offshore tugs, five utility vessels and two other type vessels. Five of the 70 vessels disposed of were from the U.S. GOM vessel fleet while 61 vessels were from the international fleet. The remaining four vessels were disposed of from vessels previously withdrawn from service. Six of the platform supply vessels that were disposed of were sold and leased back by subsidiaries of the company during fiscal 2010. A complete discussion regarding the sale/leaseback transactions is disclosed in the “Off-Balance Sheet Arrangements” section of this report on Form 10-Q.

Included in the above fiscal 2010 vessel dispositions, are 15 vessels that were expropriated by the Venezuelan government as previously disclosed. Of the 15 expropriated vessels, one was an anchor handling towing supply vessel, three were platform supply vessels, one was a crewboat, five were offshore tugs, three were utility vessels, and two were other type vessels.

Vessel Deliveries and Acquisitions

During the first quarter of fiscal 2011, the company took delivery of five anchor handling towing supply vessels and two platform supply vessels. The anchor handling towing supply vessels were constructed at two different international shipyards for a total approximate cost of $86.7 million and varied in size from 5,150 to 13,570 BHP. The two deepwater, platform supply vessels (one 230-foot and the other 240-foot) were constructed for approximately $35.3 million and were built by two different international shipyards. The company also completed the previously reported acquisition of three anchor handling towing supply vessels for a total cost of $35.1 million during the first quarter of fiscal 2011.

During fiscal 2010, the company took delivery of nine anchor handling towing supply vessels, 11 platform supply vessels, one crewboat and two offshore tugs. The nine anchor handing towing supply vessels were constructed at four different international shipyards for a total approximate cost of $180.0 million, and the vessels varied in size from 5,000 to 13,750 BHP. All 11 platform supply vessels are deepwater class vessels, of which three are 230-foot long, five are 240-foot long, two are 266-foot long and one is 311-foot long in size. Nine of the 11 platform supply vessels were constructed at four different international shipyards for a total approximate cost of $208.6 million. The two 266-foot deepwater class platform supply vessels, were constructed at the company’s own shipyard, Quality Shipyards, L.L.C., for a total approximate cost of $61.1 million. The crewboat was constructed at an international shipyard and had a total approximate cost of $1.3 million. The two offshore tugs were constructed at an international shipyard and had a total approximate cost of $29.3 million. The company also acquired three anchor handling towing supply vessels for a total cost of $42.5 million and two offshore tugs for a total approximate cost of $13.3 million during fiscal 2010.

Vessel Commitments at June 30, 2010

At June 30, 2010, the company had eight anchor handling towing supply vessels under construction, varying in size from 5,150 brake horsepower (BHP) to 8,200 BHP, for a total capital commitment of approximately $141.8 million. Two different international shipyards are constructing the vessels. Scheduled deliveries for the eight vessels will begin in December 2010, with the last vessel scheduled for delivery in December 2011. As of June 30, 2010, the company had expended $74.5 million for the construction of these vessels.

The company is also committed to the construction of one 240-foot, one 266-foot and twelve 286-foot deepwater platform supply vessels for a total aggregate investment of approximately $397.3 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 266-foot deepwater class vessel. One international shipyard is constructing the 240-foot deepwater class vessel while a different international shipyard is constructing the twelve 286-foot vessels. The 240-foot vessel was delivered in July 2010. The 266-foot deepwater class vessel is scheduled for delivery in February 2012. The twelve 286-foot deepwater class vessels are expected to be delivered to the market beginning in December 2010, with final delivery of the twelfth 286-foot vessel scheduled for March of 2012. As of June 30, 2010, $158.2 million has been expended on these 14 vessels.

The company is also committed to the construction of two 175-foot, fast, crew/supply boats for an aggregate cost of approximately $19.3 million. The vessels are being constructed at an international shipyard and are expected to be delivered in August and December of 2010. As of June 30, 2010, the company had expended $16.3 million for the construction of these two vessels.

The company is also committed to acquire eight anchor handling towing supply vessels and three platform supply vessels for an approximate cost of $202.7 million. The company took possession of seven of the eight anchor handling towing supply vessels in July 2010 for a total cost of $123.1 million. The remaining one anchor handling towing supply vessel will be acquired in August 2010 for a total cost of $21.1 million. The company took possession of the first of the three platform supply vessels in the latter part of July 2010 for a total cost of $16.5 million, and plans to take possession of the second platform supply vessel in September 2010 for a total cost of $20.5 million, and the third platform supply vessel in February 2011 for a total cost of $21.5 million. As of June 30, 2010, the company had expended $7.4 million for the acquisition of these 11 vessels.

Vessel Commitments Summary at June 30, 2010

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2010:

	International Built			U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Expended Through 6/30/10	Number of Vessels	Total Cost	Expended Through 6/30/10
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	16	$424,909	$143,667	1	$30,912	$14,529
Towing-supply/supply vessels:
Anchor handling towing supply	16	$286,029	$81,963	—	—	—
Platform supply vessels	—	—	—	—	—	—
Crewboats	2	$19,337	$16,342	—	—	—

Totals	34	$730,275	$241,972	1	$30,912	$14,529

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended
Vessel class and type	09/10	12/10	03/11	06/11	09/11	Thereafter
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	3	2	3	2	2	5
Towing-supply/supply vessels:
Anchor handling towing supply	8	1	2	3	1	1
Platform supply vessels	—	—	—	—	—	—
Crewboats	1	1	—	—	—	—

Totals	12	4	5	5	3	6

(In thousands)
Expected quarterly cash outlay	$239,149	54,378	72,417	49,858	41,768	47,116	(A)

(A)	The $47,116 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $45,864 in the remaining quarters of fiscal 2012 and $1,252 during fiscal 2013.

The company believes that it has sufficient financial capacity to support a continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and then existing conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, and funds provided by the 2003 private placement of $300.0 million in senior unsecured notes, revolving credit facilities, and various leasing arrangements. The company has $504.7 million remaining capital commitments on the 24 vessels currently under construction and the 11 vessel purchase commitments at June 30, 2010.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2010	%	2009	%	2010	%
Personnel	$19,136	7%	20,195	6%	17,857	7%
Office and property	4,905	2%	4,645	1%	5,249	2%
Sales and marketing	2,049	1%	1,764	1%	1,739	1%
Professional services	5,053	2%	4,918	2%	6,190	2%
Other	1,632	1%	2,866	1%	13,147	5%

Total	$32,775	12%	34,388	11%	44,182	17%

General and administrative expenses, for the first quarter of fiscal 2011, were approximately 5%, or $1.6 million, lower than the first quarter of fiscal 2010, due to lower personnel costs (resulting from lower amortization of restricted stock, phantom stock, deferred phantom stock and lower bonus expense accrual) and lower “other” general and administrative costs because of a reduction in excess workers compensation claims cost accrual in the first quarter of fiscal 2011.

General and administrative expenses, for the first quarter of fiscal 2011, were approximately 26%, or $11.4 million, lower than the fourth quarter of fiscal 2010, primarily because the fourth quarter of fiscal 2010 general and administrative costs included an $11.4 million for a preliminary settlement with the SEC regarding the company’s previously reported internal investigation.

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

Debt

Revolving Credit Agreement. Borrowings under the company’s $450.0 million amended and restated revolving credit facility bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The amended facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45 as compared to a maximum ratio of consolidated debt to total capitalization of 0.55 with the prior agreement. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s amended and restated revolving credit facility matures in May 2012.

There were no borrowings outstanding under the amended and restated revolving credit agreement at June 30, 2010, and the full $450.0 million was available at June 30, 2010 for future financing needs. Subsequent to June 30, 2010, the company borrowed $100.0 million under its revolving credit facility, in part, to refinance its 3.91% senior note of $25.0 million, which was paid on July 30, 2010. As such, the company reclassified its current debt maturity from short-term to long-term in the accompanying balance sheet at June 30, 2010.

Subsequent to June 30, 2010, the company took possession of seven of the eight anchor handling towing supply vessels and one platform supply vessel in July 2010 for a total cost of $139.6 million.

Senior Debt Notes. At June 30, 2010, the company had $300.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.6 years as of June 30, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%. The fair value of this debt at June 30, 2010 and March 31, 2010 was estimated to be $316.4 million and $314.8 million, respectively.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $3.6 million interest capitalized for the quarter ended June 30, 2010, was approximately $1.1 million. Interest and debt costs, net of $3.4 million interest capitalized for the quarter ended June 30, 2009, was approximately $0.1 million.

Total interest and debt costs incurred during the quarter period ended June 30, 2010 was higher than the same period in fiscal 2010 due to higher commitment fees on the unused portion of the company’s amended and restated revolving credit agreement which increased from $300.0 million to $450.0 million in July 2009.

Share Repurchases

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program was scheduled to expire on June 30, 2010, but has now been extended to expire on the earlier of the date that all authorized funds have been expended or June 30, 2011 unless extended by the Board of Directors. For the three-month period ended June 30, 2010, the company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06. At June 30, 2010, $180.0 million remained available to repurchase shares under the 2009 program, and the company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Dividends

The Board of Directors declared dividends of $12.9 million and $12.9 million, or $0.25 per share, for the quarters ended June 30, 2010 and 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Operating Activities

Net cash provided by operating activities for any period fluctuates according to the level of business activity for the applicable period. For the three months ended June 30, 2010, net cash from operating activities was $52.7 million compared to $70.4 million for the three months ended June 30, 2009. Significant components of cash provided by operating activities for the three months ended June 30, 2010, include net earnings of $39.8 million, adjusted for non-cash items of $18.8 million and changes in working capital balances of $5.9 million.

Significant components of cash provided by operating activities for the three months ended June 30, 2009, include net earnings of $44.5 million, adjusted for non-cash items of $57.6 million and changes in working capital balances of $31.7 million.

Investing Activities

Investing activities for the quarter ended June 30, 2010, used $121.1 million of cash, which is attributed to $141.1 million of additions to properties and equipment partially offset by $11.9 million in proceeds from the sales of assets and $8.1 million in proceeds from insurance settlements. Additions to properties and equipment were comprised of approximately $4.3 million in capitalized major repair costs, $134.1 million for the construction and purchase of offshore marine vessels and $2.7 million in other properties and equipment purchases.

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

Financing Activities

Financing activities for the quarter ended June 30, 2010, used $31.9 million of cash, which is primarily the result of $20.0 million used to repurchase the company’s common stock and $12.9 million used for the quarterly payment of common stock dividends of $0.25 per common share. Uses of cash were slightly offset by $0.9 million of proceeds from the issuance of common stock resulting from stock option exercises and $0.1 million tax benefit on stock options exercised during the quarter.

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

Other Liquidity Matters

Vessel Construction. The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The company anticipates using future operating cash flows, existing borrowing capacity, new borrowings or lease financing arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At June 30, 2010, the company had approximately $122.9 million of cash and cash equivalents. In addition, at June 30, 2010, the entire amount of the company’s $450.0 million amended and restated revolving credit facility was available for future financing needs.

The company has experienced occasional delays in the expected deliveries of equipment for vessels currently under construction (as has the offshore supply vessel industry in general). While the frequency of these equipment delays has abated, similar delays in the future are possible. Currently, the company is experiencing more pronounced delays in vessel construction progress at shipyards in Brazil (two crewboats under construction). The company continues to work diligently to ensure as timely delivery as possible of these vessels, but further delay is possible.

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

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or have been, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed of a fund deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit will depend ultimately on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final method used in allocating the required contribution among such participating employers. The company recorded an additional liability of $1.2 million during fiscal 2009. As of June 30, 2010, $3.8 million remains payable to MNOPF based on current assessments, all of which has been fully accrued. In the future, the fund’s trustee will likely claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, and the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. The company anticipates receiving a final evaluation from actuaries during the second quarter of fiscal 2011.

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

On March 31, 2010, the company entered into a Settlement and Release with its marine underwriters to resolve the claim the company had made under its marine insurance policy for the total loss of the 15 vessels seized by the Republic. Under the Settlement and Release, the underwriters paid, subject to certain conditions, $8.2 million (the Settlement Payment) in full and final settlement of the claim. Those conditions include, among others that the company must continue to prosecute the ICSID arbitration and must reimburse the underwriters the Settlement Payment (less certain expenses) if and when the company receives payment from the Republic. Under the Settlement and Release, the company continues to retain legal title to the claims in arbitration and the underwriters have waived any and all subrogation rights. The Settlement Payment does not represent full reparation of the losses suffered by the company as a consequence of the expropriation of its investments in Venezuela. The $8.2 million payment by the underwriters triggered an obligation by the company under the company’s insurance program to pay an additional $2.8 million in insurance premium to its underwriters and the company has paid that amount. Both the $8.2 million payment from the underwriters and the $2.8 million payment to the underwriters were made in the first quarter of fiscal 2011.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the company’s consolidated contractual obligations as of June 30, 2010 for the remaining months of fiscal 2011, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	More Than 5 Years
Vessel purchase obligations	$195,260	195,260	—	—	—	—	—
Vessel construction obligations	309,426	170,684	137,490	1,252	—	—	—
Total obligations	$504,686	365,944	137,490	1,252	—	—	—

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2010. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

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

Future Minimum Lease Payments

As of June 30, 2010, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
Remaining nine months of 2011	$8,027	5,193	13,220
2012	10,702	6,924	17,626
2013	10,703	6,924	17,627
2014	10,703	6,906	17,609
2015	2,836	7,547	10,383
Thereafter	—	—	—

Total future lease payments	$42,971	33,494	76,465

For the quarter ended June 30 2010, the company expensed approximately $4.5 million, on all of its bareboat charter arrangements as compared to $1.7 million for the quarter ended June 30, 2009.

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission on May 20, 2010, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2010, regarding these critical accounting policies.

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

The company’s newer technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older smaller vessels. Competition for skilled crews may intensify, particularly in international markets, as new build vessels currently under construction enter the global fleet. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

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

At June 30, 2010, the company had $300.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.6 years as of June 30, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average interest rate on the notes is 4.35%. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%. The fair value of this debt, at June 30, 2010, was estimated to be $316.4 million. Because the debt outstanding at June 30, 2010 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at June 30, 2010 of approximately $7.6 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at June 30, 2010 of approximately $7.9 million.

Borrowings under the company’s $450.0 million amended and restated revolving credit facility bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The amended facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45 as compared to a maximum ratio of consolidated debt to total capitalization of 0.55 with the prior agreement. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s amended and restated revolving credit facility matures in May 2012. There were no borrowings outstanding under the amended and restated revolving credit agreement at June 30, 2010, and the full $450.0 million was available at June 30, 2010 for future financing needs.

The company had no outstanding interest rate swaps at June 30, 2010 and March 31, 2010.

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

The company had eight foreign exchange spot contracts outstanding at June 30, 2010, which totaled $4.8 million. All eight spot contracts settled by July 6, 2010. The company had 10 foreign exchange spot contracts outstanding at March 31, 2010, which totaled $4.7 million.

The company had no forward contracts outstanding at June 30, 2010 or March 31, 2010

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

ITEM 1A.    RISK FACTORS

The following risk factor changed since the company previously disclosed its risk factors in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission on May 20, 2010.

The Deepwater Horizon Incident Could Have a Material Impact on Our Operations in the United States Gulf of Mexico.

As an energy service company, the success and profitability of our United States operations are dependent on the level of upstream drilling and exploration activity in the United States Gulf of Mexico (U.S. GOM). In particular, many of our new-build vessels were designed to operate in deep water off of the continental shelf to assist in drilling and exploration efforts in those areas. Since fiscal 2009, between 40% and 70% of our revenues in the U.S. GOM have come from our deepwater vessels, and the margins that we earn on deepwater vessels have typically been higher than margins we achieve on other classes of our vessels.

The April 2010 catastrophic explosion of the Deepwater Horizon and the related oil spill in the U.S. GOM has significantly and adversely disrupted oil & gas exploration activities in the U.S. GOM, and the duration that this disruption will continue is currently unknown. The President has appointed a commission that is studying the causes of the catastrophe for the purpose of recommending to the President what legislative or regulatory measures should be taken in order to minimize the possibility of a reoccurrence of a disastrous oil spill. Pending the completion of that report, the United States government has imposed a moratorium through November 30 suspending all deepwater drilling and exploration activity in the U.S. GOM (essentially consisting of 33 rigs). Although exploration activity in the shallow waters of the U.S. GOM has been allowed to re-commence, a de facto moratorium has existed in that market as well, as new safety and permitting requirements have been imposed on shallow water operators, and only a limited number of new drilling permits having been issued to shallow water operators since the spill. At the same time, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting drilling and exploration activities in the U.S. GOM, particularly in deep waters, or worst case, could drive a substantial portion of drilling and operation activity out of the U.S. GOM.

Among the uncertainties that confront the industry is whether Congress will repeal the $75.0 million cap for non-reclamation liabilities under the Oil Pollution Act of 1990, whether insurance will continue to be available at a reasonable cost and with reasonable policy limits to support drilling and exploration activity in the U.S. GOM, and whether the overall legislative and regulatory response to the disaster will discourage investment in oil and gas exploration in the U.S. GOM. Although the eventual outcome of these developments is currently unknown, we believe that, even in the best case for the industry that we serve, additional regulatory and operational costs will be incurred, and these additional costs may either reduce the level of exploratory activity in the U.S. GOM, reduce demand for our services, or both.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The repurchase program was scheduled to expire on June 30, 2010, but has now been extended to expire on the earlier of the date that all authorized funds have been expended or June 30, 2011 unless extended by the Board of Directors. For the three-month period ended June 30, 2010, the company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06. At June 30, 2010, $180.0 million remained available to repurchase shares under the 2009 program, and the company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

The following table summarizes the stock repurchase activity, for the three months ended June 30, 2010, purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

April 1, 2010—April 30, 2010	—	$—	—	$200,000,000

May 1, 2010—May 31, 2010	—	—	—	200,000,000

June 1, 2010—June 30, 2010	486,800	41.06	486,800	180,011,889

Total	486,800	$41.06	486,800

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    REMOVED AND RESERVED

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on
Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: August 5, 2010	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: August 5, 2010	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: August 5, 2010	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.