Form 10-Q
period 2010-09-30
TIDEWATER INC
filed 2010-11-03
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

51,421,176 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 22, 2010. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	September 30, 2010	March 31, 2010
Current assets:
Cash and cash equivalents	$51,653	223,070
Trade and other receivables, net	301,248	311,617
Marine operating supplies	48,522	44,237
Other current assets	13,948	6,703
Total current assets	415,371	585,627
Investments in, at equity, and advances to unconsolidated companies	32,331	40,614
Properties and equipment:
Vessels and related equipment	3,769,478	3,455,322
Other properties and equipment	84,047	82,007
	3,853,525	3,537,329
Less accumulated depreciation and amortization	1,291,160	1,283,505
Net properties and equipment	2,562,365	2,253,824
Goodwill	328,754	328,754
Other assets	89,772	84,538
Total assets	$3,428,593	3,293,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on long-term debt	—	25,000
Accounts payable	42,195	41,673
Accrued expenses	140,256	119,485
Accrued property and liability losses	3,922	4,809
Other current liabilities	27,825	13,745
Total current liabilities	214,198	204,712
Long-term debt	390,000	275,000
Deferred income taxes	216,258	211,504
Accrued property and liability losses	4,161	12,809
Other liabilities and deferred credits	124,151	125,302

Commitments and Contingencies Note (6)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 51,421,176 shares at September 30, 2010 and 51,830,048 shares at March 31, 2010	5,140	5,183
Additional paid-in capital	79,730	73,203
Retained earnings	2,416,078	2,402,575
Accumulated other comprehensive loss	(21,123)	(16,931)
Total stockholders’ equity	2,479,825	2,464,030
Total liabilities and stockholders’ equity	$3,428,593	3,293,357

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Vessel revenues	$266,870	294,563	528,866	604,999
Other marine revenues	230	961	759	17,134
	267,100	295,524	529,625	622,133
Costs and expenses:
Vessel operating costs	169,892	157,526	324,475	311,177
Costs of other marine revenues	203	882	698	15,582
Depreciation and amortization	35,832	32,260	70,795	63,909
General and administrative	37,919	37,686	70,694	72,074
Provision for Venezuelan operations	—	517	—	49,070
Gain on asset dispositions, net	(3,638)	(5,374)	(9,196)	(17,912)
	240,208	223,497	457,466	493,900
Operating income	26,892	72,027	72,159	128,233
Other income (expenses):
Foreign exchange (loss) gain	(436)	(2,252)	1,174	(4,838)
Equity in net earnings of unconsolidated companies	2,785	5,557	5,475	10,972
Interest income and other, net	2,029	502	2,407	3,670
Interest and other debt costs	(1,686)	(450)	(2,759)	(527)
	2,692	3,357	6,297	9,277
Earnings before income taxes	29,584	75,384	78,456	137,510
Income tax (benefit) expense	10,181	(22,801)	19,222	(5,157)
Net earnings	$19,403	98,185	59,234	142,667

Basic earnings per common share	$0.38	1.91	1.16	2.78

Diluted earnings per common share	$0.38	1.90	1.15	2.77

Weighted average common shares outstanding	51,003,348	51,371,295	51,165,791	51,366,826
Dilutive effect of stock options and restricted stock	153,819	234,171	193,872	216,718
Adjusted weighted average common shares	51,157,167	51,605,466	51,359,663	51,583,544

Cash dividends declared per common share	$0.25	0.25	0.50	0.50

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended September 30,
	2010	2009

Operating activities:
Net earnings	$59,234	142,667
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	70,795	63,909
Provision (benefit) for deferred income taxes	(10,660)	(14,215)
Compensation expense - stock-based	4,419	4,936
Gain on asset dispositions, net	(9,196)	(17,912)
Provision for Venezuelan operations, net	—	49,070
Reversal of liabilities for uncertain tax positions	—	(34,284)
Equity in earnings of unconsolidated companies, net of dividends	8,283	3,343
Excess tax benefits on stock options exercised	(195)	(194)
Changes in assets and liabilities, net:
Trade and other receivables	2,219	(41,329)
Marine operating supplies	(2,285)	5,396
Other current assets	(7,245)	(6,816)
Accounts payable	522	107
Accrued expenses	16,641	6,448
Accrued property and liability losses	(887)	246
Other current liabilities	17,003	8,694
Other liabilities and deferred credits	3,552	(4,589)
Other, net	1,159	(644)
Net cash provided by operating activities	153,359	164,833
Cash flows from investing activities:
Proceeds from sales of assets	18,368	23,216
Proceeds from sales/leaseback of assets	—	101,755
Proceeds from insurance settlements on Venezuela seized vessels	8,150	—
Additions to properties and equipment	(391,463)	(212,532)
Net cash used in investing activities	(364,945)	(87,561)
Cash flows from financing activities:
Principal payments on debt	(75,000)	—
Debt borrowings	165,000	—
Debt issuance costs	(6,184)	(7,707)
Proceeds from exercise of stock options	1,919	962
Cash dividends	(25,773)	(25,859)
Excess tax benefits on stock options exercised	195	194
Stock repurchases	(19,988)	—
Net cash provided by (used in) financing activities	40,169	(32,410)
Net change in cash and cash equivalents	(171,417)	44,862
Cash and cash equivalents at beginning of period	223,070	250,793
Cash and cash equivalents at end of period	$51,653	295,655

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,463	7,163
Income taxes	$23,649	29,568

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	INTERIM FINANCIAL STATEMENTS

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

The company evaluated subsequent events through the time of our filing on the date we issued our financial statements.

(2)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010. No amounts were expended during the three months ended September 30, 2010 and, as such, $180.0 million remains available to repurchase shares under the 2009 program at September 30, 2010. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Dividends

The Board of Directors declared dividends of $12.8 million and $25.8 million, or $0.25 and $0.50 per share, for the quarter and the six-month period ended September 30, 2010, respectively. The Board of Directors declared dividends of $12.9 million and $25.9 million, or $0.25 and $0.50 per share, for the quarter and the six-month period ended September 30, 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss), net of related tax, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Net income	$19,403	98,185	59,234	142,667
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	(138)	725	(218)	2,044

Qualifying derivatives	(3,974)	—	(3,974)	—

Comprehensive income	$15,291	98,910	55,042	144,711

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in accumulated other comprehensive loss at September 30, 2010, is an after-tax loss of $4.0 million ($6.1 million pre-tax) relating to interest rate hedges, which are cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes offering as disclosed in Note (5). The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarter and the six-month period ended September 30, 2010, was 34.4% and 24.5%, respectively. The effective tax rate applicable to pre-tax earnings, for the quarter and the six-month period ended September 30, 2009, was a negative 30.25% and a negative 3.75%, respectively.

The quarter ended September 30, 2010 estimated effective tax rate of 34.4% primarily reflects the company’s current estimate for its operating tax rate for fiscal 2011 of approximately 22.5%, the cumulative effect on income tax expense for the six-months ended September 30, 2010 of the company’s current estimate of its effective tax rate, and the Department of Justice charge of $4.35 million (as disclosed in Note (6)), which had no related tax benefit. The company’s current estimate for its operating tax rate of 22.5% largely reflects the current expected mix of pre-tax earnings between the company’s U.S. and international businesses and an expectation for lower estimated operating margin in certain jurisdictions that tax on the basis of deemed profits. The company has historically realized lower tax rates in these deemed profits jurisdictions than it now expects to realize in fiscal 2011.

The increase in the effective tax rate for the quarter and the six-month period ended September 30, 2010 as compared to the same periods during fiscal 2010 is primarily attributable to the reasons discussed above and because the quarter and the six-month period ended September 30, 2009 reflected the successful resolution by the company of a tax dispute with the Internal Revenue Service. The tax benefit, which was recorded during the quarter ended September 30, 2009, was approximately $34.3 million, or $0.66 per common share, and primarily included a reversal of previously recorded liabilities for uncertain tax positions and interest income on the judgment.

The company’s balance sheet at September 30, 2010 reflects $18.0 million of tax liabilities for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. The liabilities are attributable to a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $8.1 million of unrecognized tax benefits related to a state tax issue, including interest of approximately $15,000. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2003. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Included in other current liabilities, at September 30, 2010 and March 31, 2010, are income taxes payable of $15.9 million and $2.6 million, respectively.

(4)	EMPLOYEE BENEFIT PLANS

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits after December 31, 2010. On that date, previously accrued pension benefits under the pension plan will be frozen for the approximately 60 active employees who participate in the plan. This change

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

will not affect benefits earned by participants prior to January 1, 2011. Because future benefit accruals under the pension plan will be eliminated, the active employees who are participants in the pension plan will become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes will provide the company more predictable retirement plan costs and cash flows. By freezing the benefits, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan will be reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit plan during the quarter and the six-month period ended September 30, 2010, and does not expect to contribute to the plan during the remaining quarters of fiscal 2011. The company contributed $4.2 million and $4.7 million to the defined benefit pension plan during the quarter and the six-month period ended September 30, 2009, respectively.

The company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, invested in a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. At September 30, 2010 and March 31, 2010, $15.6 million and $16.2 million was held in Rabbi Trust for the benefit of participants in the supplemental plan. The carrying value of the trust assets at September 30, 2010 and March 31, 2010, includes $1.0 million (net of income tax expense of $0.6 million) and $0.8 million (net of income tax expense of $0.5 million), respectively, of unrealized losses, which are included in accumulated other comprehensive income (other stockholders’ equity).

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2010	2009	2010	2009
Pension Benefits:
Service cost	$230	229	460	440
Interest cost	1,115	1,133	2,230	2,434
Expected return on plan assets	(620)	(576)	(1,240)	(1,152)
Amortization of prior service cost	4	10	8	20
Recognized actuarial loss	425	325	850	700
Net periodic benefit cost	$1,154	1,121	2,308	2,442

Other Benefits:
Service cost	$145	251	290	502
Interest cost	365	537	730	1,074
Amortization of prior service cost	(508)	(502)	(1,016)	(1,004)
Recognized actuarial (gain) loss	(5)	114	(10)	228
Net periodic benefit cost	$(3)	400	(6)	800

(5)	DEBT

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

The company had $115.0 million in outstanding borrowings under the amended and restated revolving credit agreement at September 30, 2010, and $335.0 million was available at September 30, 2010 for future financing needs. The fair value of the outstanding debt at September 30, 2010 approximates its book value.

Senior Notes

September 2010 Senior Notes

On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and it expects to sell an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of approximately nine years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. Proceeds from the note sales will be used to repay borrowings under the company’s $450.0 million revolving credit facility, which remains available until May 2012, to fund capital expenditures related to the company’s on-going fleet enhancement program and for general corporate purposes.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in accumulated other comprehensive income at September 30, 2010, is an after-tax loss of $4.0 million ($6.1 million pre-tax) relating to interest rate hedges, which cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

At September 30, 2010, the company had $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.58 years as of September 30, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding is 4.39%. The fair value of this debt at September 30, 2010 and March 31, 2010 was estimated to be $288.3 million and $289.6 million, respectively.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and the six-month period ended September 30, 2010, was approximately $1.7 million and $2.8 million, respectively. Interest costs capitalized, for the quarter and the six-month period ended September 30, 2010, was approximately $3.3 million and $7.0 million, respectively.

Interest and debt costs incurred, net of interest capitalized, for the quarter and the six-month period ended September 30, 2009, was approximately $0.4 million and $0.5 million, respectively. Interest costs capitalized, for the quarter and the six-month period ended September 30, 2009, was approximately $4.2 million and $7.7 million, respectively.

(6)	COMMITMENTS AND CONTINGENCIES

Vessel Commitments

At September 30, 2010, the company had commitments to acquire four vessels and build 26 vessels at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.) at a total cost, including contract costs and other incidental costs, of approximately $700.8 million. Of the 26 new-build vessels, eight are anchor handling towing supply vessels ranging between 5,150 and 8,200 brake horsepower (BHP), 17 are platform supply vessels ranging between 3,200 and 5,400 deadweight tons of cargo capacity, and one is a fast crew/supply boat. Scheduled delivery for these vessels will begin in December 2010, with delivery of the final vessel expected in October 2012. The company’s commitments to acquire four vessels include binding agreements to purchase three anchor handling towing supply vessels and one platform supply vessels for an aggregate approximate total cost of $68.6 million. The company took possession of one anchor handling towing supply vessel in mid-October 2010 for an approximate cost of $23.7 million and expects to take possession of the second and third anchor handling towing supply vessels in November and December 2010 for an aggregate approximate cost of $23.3 million. The company plans to take possession of the platform supply vessel in February 2011 for an approximate cost of $21.6 million.

At September 30, 2010, the company had invested $249.0 million in progress payments towards the construction of 26 vessels and $6.6 million towards the purchase of the four vessels. At September 30, 2010, the remaining expenditures necessary to complete construction of the 26 vessels currently under construction (based on contract prices), and to fund the acquisition of the four vessels was $445.2 million.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The company anticipates using future operating cash flows, existing borrowing capacity and new borrowings or lease arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil. The company continues to pursue various measures to ensure as timely delivery as possible of this vessel, but further delay is possible.

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk through cash deposits and other contract terms with the shipyard and other counterparties.

Venezuelan Operations

The company has previously reported that in May 2009 the Venezuelan National Assembly enacted a law (the Reserve Law) whereby the Bolivarian Republic of Venezuela (Venezuela) reserved to itself assets and services related to maritime activities on Lake Maracaibo. The company also previously reported that in May 2009, Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, invoking the Reserve Law, took possession of (a) 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region, (b) the company’s shore-based facility adjacent to Lake Maracaibo and (c) certain other related assets. The company has also previously reported that in July 2009, Petrosucre, S.A. (Petrosucre), a subsidiary of PDVSA, took control of four additional company vessels. As a consequence of these measures, the company (i) no longer has possession or control of those assets, (ii) no longer operates them or provides support for their operations, and (iii) no longer has any other vessels or operations in Venezuela.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As previously reported by the company, the company has filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. That request has been registered by ICSID and the company continues diligently to prosecute its claim in arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

On March 31, 2010, the company entered into a Settlement and Release with its marine insurers to resolve the claim the company had made under its marine insurance policy for the total loss of the 15 vessels seized by Venezuela. Under the Settlement and Release, the underwriters paid, subject to certain conditions, $8.2 million (the Settlement Payment) in full and final settlement of the claim. Those conditions include a requirement that the company continue to prosecute its ICSID arbitration claim and reimburse the underwriters the Settlement Payment (less certain expenses) if and when the company receives payment from Venezuela. Under the Settlement and Release, the company continues to retain ownership of the claims in arbitration and the underwriters have waived any and all subrogation rights. The Settlement Payment does not represent full reparation of the losses suffered by the company as a consequence of the expropriation of its investments in Venezuela. The $8.2 million payment by the underwriters triggered an obligation by the company under the company’s insurance program to pay an additional $2.8 million in insurance premium to its underwriters and the company has paid that amount. Both the $8.2 million payment from the underwriters and the $2.8 million payment to the underwriters were made in the first quarter of fiscal 2011.

Internal Investigation

The company has previously reported that special counsel engaged by the company’s Audit Committee had completed an internal investigation into certain Foreign Corrupt Practices Act (FCPA) matters and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported publicly by the company in prior filings.

Special counsel has reported to the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) the results of the investigation, and the company has negotiated separate agreements with the two agencies, both of which are subject to court approval, to resolve the matters reported by special counsel. The principal terms of the agreements are described below. The following reflects the status of those discussions:

Securities and Exchange Commission

The company has reached an agreement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA. Under the agreement, the company consents to the filing in federal district court of a complaint (“SEC Complaint”) by the SEC, without admitting or denying the allegations in the SEC Complaint, and to the entry by the court of a final judgment and permanent injunction against the company. The SEC Complaint alleges civil violations of the FCPA’s anti-bribery and accounting provisions by the company with respect to certain previously discussed conduct involving tax authorities in Azerbaijan, and the FCPA’s accounting provisions with respect to amounts paid by a subsidiary of the company to a third party customs broker in connection with the operation of the company’s vessels in Nigeria. The final agreement, which will not take effect until it is confirmed by the court, would permanently enjoin the company from future violations of those provisions.

The agreement will require the company to pay a total of approximately $11.4 million, consisting of the sum of $8.4 million (principally representing disgorgement of profits and prejudgment interest) payable at the time of settlement and a contingent civil penalty of $3.0 million. The contingent civil penalty will be payable to the SEC in the event that the company has not otherwise agreed within 18 months of the date the court enters judgment to pay fines or penalties of at least that amount to another United States government authority (or authorities) in connection with the matters covered by the SEC Complaint. Given the agreement in principle recently reached with the DOJ (discussed below) and the likely size of the penalty to be paid to the DOJ, we believe that it is unlikely that the contingent civil penalty will be paid to the SEC. The financial charge

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

associated with the proposed settlement with the SEC was recorded in the fourth quarter of fiscal 2010 and was included in general and administrative expenses.

The agreement is contingent upon confirmation by a federal district court. Although the company and the SEC staff have agreed on the forms of the final settlement agreements, we give no assurance that this settlement will be confirmed by the court on the terms set forth above or at all. If the settlement is not confirmed by the court, the SEC and the company may enter further discussions to resolve its previously disclosed investigation on different terms and conditions or the SEC may bring an enforcement action against the company. The company’s current tolling arrangements with the SEC extend through November 12, 2010.

Department of Justice

The company has reached an agreement in principle with the DOJ to resolve its previously disclosed investigation of possible violations of the FCPA. Under the proposed resolution, Tidewater Marine International Inc. (“TMII”), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ would enter into a Deferred Prosecution Agreement (“DPA”). Pursuant to that Agreement, the DOJ would defer criminal charges against TMII for the same conduct in Azerbaijan and Nigeria as a described above in connection with the SEC Complaint for a period of three years and seven days from the date of judicial approval of the Agreement, in return for: (a) TMII’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations contained in a three-count criminal information to be filed concurrently with the DPA; (b) TMII’s payment of a $7.35 million fine, (c) TMII’s and Tidewater Inc.’s compliance with certain undertakings relating to compliance with the FCPA and other applicable laws in connection with the Company’s operations, and cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (d) TMII’s and Tidewater Inc.’s agreement to continue to address any deficiencies in the company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws, if and to the extent not already addressed; and (e) Tidewater Inc.’s agreement to report to the DOJ in writing annually for the term of the Agreement regarding remediation of the matters that are the subject of the DPA, the implementation of any enhanced internal controls, and any evidence of improper payments the company may have discovered during the term of the agreement.

If TMII and Tidewater Inc. comply with the DPA during its term, the DOJ will dismiss with prejudice the charges set out in the information. In the event TMII or Tidewater Inc. breaches the DPA, the DOJ would have discretion to extend its term for up to a year, or bring certain criminal charges against TMII as outlined in the Agreement.

The agreement in principle with the DOJ is contingent upon the parties’ agreement on the terms of the definitive disposition documents, and confirmation by a federal district court. We can give no assurance that agreement will be reached upon the terms of such documents or, if it is, that the settlement will be confirmed by the court on the terms set forth above or at all. If the settlement is not confirmed by the court, the DOJ and the company may enter further discussions to resolve its previously disclosed investigation on different terms and conditions, or the DOJ may bring a criminal prosecution against the company. Implementation of the DOJ settlement would eliminate the $3.0 million contingent civil penalty in connection with the SEC civil settlement detailed above. An additional financial charge of $4.35 million associated with the proposed settlement with the DOJ was recorded during the quarter ended September 30, 2010 and is included in general and administrative expenses.

The company’s current tolling arrangements with the DOJ expired on October 31, 2010.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or were, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the trustee of the MNOPF that the fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit,

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The company recorded an additional liability of $6.0 million and made payments totaling $0.9 million into the fund during the quarter ended September 30, 2010. As of September 30, 2010, $9.2 million remains payable to MNOPF based on current assessments, all of which has been accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, or the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. The company is in discussions with the fund’s trustee about the trustee’s recent unilateral decision to accelerate previously agreed installment payments and require the company to pay outstanding deficit contributions of $9.2 million immediately. The company has objected to that decision.

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010. Earlier this year, representatives of Sonangol and Tidewater agreed to extend the termination date of the joint venture agreement to January 31, 2011. The purpose of the extension is to give the parties additional time to negotiate the terms of a new, more permanent joint venture agreement. In addition, over the course of the last several months Sonangol has been willing to extend the term of the Sonatide joint venture to fulfill several new or renewed charterparty agreements with customers for a substantial portion of the current fleet in Angola that extend well beyond January 31, 2011. The company continues to be in constructive discussions with Sonangol regarding the terms of a new joint venture arrangement, although no assurances can be given that these discussions will be successfully concluded or whether such terms will be advantageous to the company. Failing to further extend the existing Sonatide joint venture or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to effectively compete for business in Angola in the future. More Tidewater vessels are deployed in Angola than in any of Tidewater’s other countries of operation, and a significant portion of revenues derived from the company’s largest customer, Chevron, are derived through the company’s operations in Angola.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(7)	FAIR VALUE MEASUREMENTS

The company follows the provisions of ASC 820, Fair Value Measurements and Disclosures, for financial assets and liabilities that are measured and reported at fair value on a recurring basis. ASC 820 establishes a hierarchy for inputs used in measuring fair value. The fair value is calculated based on assumptions that market participants would use in pricing assets and liabilities and not on assumptions specific to the entity. The statement requires that each asset and liability carried at fair value be classified into one of the following categories:

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

The following table provides the fair value hierarchy for the plan assets measured at fair value as of September 30, 2010:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Supplemental plan measured at fair value:
Equity securities:
Common stock	$6,878	6,878	—	—
Preferred stock	12	12	—	—
Foreign stock	320	320	—	—
American depository receipts	1,936	1,916	20	—
Real estate investment trusts	34	34	—	—
Debt securities:
Government debt securities	3,426	2,009	1,417	—
Open ended mutual funds	2,373	2,373	—	—
Cash and cash equivalents	734	176	558	—

Total	$15,713	13,718	1,995	—
Other pending transactions	(151)	(151)	—	—

Total fair value of plan assets	$15,562	13,567	1,995	—

Supplemental savings plan measured at fair value:
Open ended mutual funds	$6,000	6,000	—	—
Cash and cash equivalents	342	—	342	—

Total	$6,342	6,000	342	—
Other pending transactions	(121)	(121)	—	—

Total fair value of plan assets	$6,221	5,879	342	—

Multinational savings plan measured at fair value:
Equity securities:
Common stock	$3,109	3,109	—	—
American depository receipts	104	104	—	—
Corporate debt securities	1,773	—	1,773	—
Cash and cash equivalents	93	—	93	—

Total fair value of plan assets	$5,079	3,213	1,866	—

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2010:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Supplemental plan measured at fair value:
Equity securities:
Common stock	$ 7,323	7,323	—	—
Preferred stock	11	11	—	—
Foreign stock	432	432	—	—
American depository receipts	2,049	2,021	28	—
Real estate investment trusts	27	27	—	—
Debt securities:
Government debt securities	3,267	1,243	2,024	—
Open ended mutual funds	2,595	2,595	—	—
Cash and cash equivalents	553	53	500	—

Total	$ 16,257	13,705	2,552	—
Other pending transactions	(58)	(58)	—	—

Total fair value of plan assets	$ 16,199	13,647	2,552	—

Supplemental savings plan measured at fair value:
Common stock	$ 637	637	—	—
Open ended mutual funds	5,323	5,323	—	—
Cash and cash equivalents	334	—	334	—

Total	$ 6,294	5,960	334	—
Other pending transactions	(141)	(141)	—	—

Total fair value of plan assets	$ 6,153	5,819	334	—

Multinational savings plan measured at fair value:
Equity securities:
Common stock	$ 3,350	3,350	—	—
American depository receipts	50	50	—	—
Corporate debt securities	1,567	—	1,567	—
Cash and cash equivalents	39	—	39	—

Total fair value of plan assets	$ 5,006	3,400	1,606	—

Other Financial Instruments

The company’s primary financial instruments consist of cash and cash equivalents, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company enters into derivative instruments only to the extent considered necessary to meet its risk management objectives and does not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized.

The company had six foreign exchange spot contracts outstanding at September 30, 2010, which totaled $4.6 million. All six spot contracts settled by October 5, 2010. The company had 10 foreign exchange spot contracts outstanding at March 31, 2010, which totaled $4.7 million.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010, the company had four British Pound forward contracts outstanding totaling $8.7 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its Merchant Navy Officers Pension Fund (MNOPF) liability of $8.6 million as disclosed in Note (6) to Notes to Unaudited Condensed Consolidated Financial Statements and elsewhere in this document. The forward contracts have varying expiration dates between March 2011 and June 2012. The combined change in fair value of these four forward contracts at September 30, 2010 was approximately $0.2 million, all of which was recorded as a foreign exchange gain during the quarter ended September 30, 2010, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company had no forward contracts outstanding at March 31, 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Asset Impairments

The company accounts for long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-lived Assets, and reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. The company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value, considered Level 3, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics are grouped for asset impairment testing. The company recorded $1.8 million in impairments during the quarter ended September 30, 2010 to write down the carrying value of an asset to its estimated fair value of $1.8 million. The company recorded $1.3 million in impairments during the quarter ended June 30, 2010, and the combined fair value of three vessels that incurred the impairments was $4.5 million. The impairment charges were recorded in gain on asset dispositions, net. The company recorded $0.3 million in impairments during the quarter ended September 30, 2009, and the combined fair value of four vessels that incurred the impairment was $2.0 million. No impairments were recorded during the quarter ended June 30, 2009.

(8)      OTHER ASSETS, OTHER CURRENT LIABILITIES, ACCRUED EXPENSES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at September 30, 2010 and March 31, 2010 are as follows:

(In thousands)	September 30, 2010	March 31, 2010

Recoverable insurance losses	$ 4,161	12,809
Deferred income tax assets	51,049	35,635
Other	34,562	36,094

	$ 89,772	84,538

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of accrued expenses at September 30, 2010 and March 31, 2010 are as follows:

(In thousands)	September 30, 2010	March 31, 2010

Payroll and related payables	$ 40,280	31,385
Commissions payable	16,476	15,783
Accrued vessel major repairs and maintenance costs	12,182	3,924
Other accrued vessel expenses	41,663	39,454
Accrued fuel expense	8,217	10,143
Incentive plans	3,298	4,910
Accrued interest expense	2,105	2,182
Proposed SEC and DOJ settlements	15,746	11,396
Other accrued expenses	289	308

	$ 140,256	119,485

A summary of other current liabilities at September 30, 2010 and March 31, 2010 are as follows:

(In thousands)	September 30, 2010	March 31, 2010

Income tax payables	$ 15,422	1,177
Deferred credits - current	12,375	12,559
Dividend Payable	28	9

	$ 27,825	13,745

A summary of other liabilities and deferred credits at September 30, 2010 and March 31, 2010 are as follows:

(In thousands)	September 30, 2010	March 31, 2010

Postretirement benefits liability	$ 28,994	29,512
Pension liability	35,658	33,146
Deferred gain on vessel sales	39,568	39,568
Income taxes	4,856	4,450
Other	15,075	18,626

	$ 124,151	125,302

(9)	SALE/LEASEBACK ARRANGEMENTS

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter agreements with the purchasers. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into bareboat charter agreements with that purchaser.

The sale/leaseback transactions resulted in proceeds to the company of approximately $101.8 million and a deferred gain of $39.6 million. The aggregate carrying value of the six vessels was $62.2 million at the dates of sale. The leases on the five vessels sold in June 2009 will expire June 30, 2014, and the lease on the vessel sold in July 2009 will expire July 30, 2014. The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the five year charter hire operating lease terms.

Under the sale/leaseback agreements, the company has the right to either re-acquire the six vessels at 75% of the original sales price or cause the owners to sell the vessels to a third party under an arrangement where the company guarantees approximately 84% of the original lease value to the third-party purchaser. The company also has the right to re-acquire the vessels prior to the end of the charter term with penalties of up to 5% assessed if purchased in years one and two of the five year lease. The company will recognize the deferred gain as income if it does not exercise its option to purchase the six vessels at the end of the operating lease term. If the company exercises its option to purchase these vessels, the deferred gain will reduce the vessel’s stated cost after exercising the purchase option.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures- Improving Disclosures about Fair Value Measurements, which amended the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the company on April 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the company on April 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. Please see Note (7) – Fair Value Measurements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities within ASC 810, Consolidation, which is effective for annual and interim reporting periods beginning after November 15, 2009. The company adopted the new guidance on April 1, 2010. The new guidance replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The new guidance also requires ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

(11)	SUBSEQUENT EVENTS

On October 15, 2010, the company issued multiple series of notes totaling $310.0 million to a group of institutional investors as disclosed in Note (5) – Debt.

In mid-October 2010, the company took possession of one anchor handling towing supply vessel for a total cost of $23.7 million. Please refer to Note (6) – Commitment and Contingencies.

On October 1, 2010, the company signed a letters of intent to purchase four vessels from Trico Marine Group companies for an aggregate purchase price of $76.0 million. Two of these vessels would be purchased from a Trico company in bankruptcy and that purchase remains subject to bankruptcy court approval and the prospect of a bankruptcy court sanctioned overbid process. The remaining two vessels would be purchased from a Trico company that is not in bankruptcy. That purchase remains subject to ongoing discussion and negotiation to reach definitive documentation.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The company follows the disclosure requirements of ASC 280, Segment Reporting, and operates in two business segments: International and United States. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and the six-month periods ended September 30, 2010 and 2009. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2010	2009	2010	2009

Revenues:
Vessel revenues:
International	$241,579	271,898	478,724	557,886
United States	25,291	22,665	50,142	47,113

	266,870	294,563	528,866	604,999
Other marine revenues	230	961	759	17,134

	$267,100	295,524	529,625	622,133

Vessel operating profit:
International	$31,025	78,590	74,130	128,482
United States	5,251	1,214	10,735	3,843

	36,276	79,804	84,865	132,325
Corporate expenses	(12,864)	(13,042)	(21,627)	(22,943)
Gain on asset dispositions, net	3,638	5,374	9,196	17,912
Other marine services	(158)	(109)	(275)	939

Operating income	$26,892	72,027	72,159	128,233

Foreign exchange gain (loss)	(436)	(2,252)	1,174	(4,838)
Equity in net earnings of unconsolidated companies	2,785	5,557	5,475	10,972
Interest income and other, net	2,029	502	2,407	3,670
Interest and other debt costs	(1,686)	(450)	(2,759)	(527)

Earnings before income taxes	$29,584	75,384	78,456	137,510

Depreciation and amortization:
Marine equipment operations:
International	$32,364	29,249	63,836	57,838
United States	2,813	2,692	5,746	5,432
General corporate depreciation	655	319	1,213	639

	$35,832	32,260	70,795	63,909

Additions to properties and equipment:
Marine equipment operations:
International	$233,128	110,176	375,903	192,621
United States	5,877	10,044	13,749	19,468
General corporate	336	140	1,811	443

	$239,341	120,360	391,463	212,532

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at September 30, 2010 and March 31, 2010:

(In thousands)	September 30, 2010	March 31, 2010

Total assets:
Marine:
International	$3,065,105	2,781,444
United States	195,778	334,182

	3,260,883	3,115,626
Investments in, at equity, and advances to unconsolidated companies	32,331	40,614

	3,293,214	3,156,240
General corporate	135,379	137,117

	$3,428,593	3,293,357

The following table discloses the amount of revenue for the company’s International and United States segments, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and the six-month periods ended September 30, 2010 and 2009:

	Quarter Ended September 30,				Six Months Ended September 30,
(In thousands)	2010	%	2009	%	2010	%	2009	%

REVENUES BY VESSEL CLASS:
International-based fleet:
Deepwater vessels	$88,193	33%	73,695	25%	177,788	34%	142,808	24%
Towing-supply/supply	124,797	47%	166,472	57%	243,894	46%	346,653	57%
Crew/utility	19,812	7%	22,393	8%	38,922	7%	47,963	8%
Offshore tugs	8,777	3%	9,338	3%	18,120	3%	19,895	3%
Other	—	—%	—	—	—	—%	567	<1%
Total	$241,579	91%	271,898	92%	478,724	91%	557,886	92%
United States-based fleet:
Deepwater vessels	$16,672	6%	14,714	5%	33,720	6%	28,011	5%
Towing-supply/supply	8,190	3%	7,342	2%	15,561	3%	16,857	3%
Crew/utility	429	<1%	609	<1%	861	<1%	2,245	<1%
Total	$25,291	9%	22,665	8%	50,142	9%	47,113	8%
Worldwide fleet:
Deepwater vessels	$104,865	39%	88,409	30%	211,508	40%	170,819	28%
Towing-supply/supply	132,987	50%	173,814	59%	259,455	49%	363,510	60%
Crew/utility	20,241	8%	23,002	8%	39,783	8%	50,208	8%
Offshore tugs	8,777	3%	9,338	3%	18,120	3%	19,895	3%
Other	—	—%	—	—	—	—%	567	<1%
Total	$266,870	100%	294,563	100%	528,866	100%	604,999	100%

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended September 30, 2010 and 2009, and of cash flows for the six-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

November 3, 2010

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results may differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission (SEC) on May 20, 2010, and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned that such forward-looking statements which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

Our Business

The company provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater operates in two reportable segments: International and the United States, and the company has one of the broadest global operating footprints in the offshore energy industry. Operations are conducted in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At September 30, 2010, the company had 396 vessels

(including joint-venture vessels and vessels withdrawn from service) servicing the global energy industry. The company provides services in support of all phases of offshore exploration, field development and production, including towing of (and anchor handling for) mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying.

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

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in both the International and United States segments. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. The company believes that competition for skilled crew personnel may again intensify, particularly in international markets, as new-build support vessels currently under construction increase the number of offshore vessels operating worldwide. If competition for personnel intensifies, the company’s crew costs will likely increase.

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and safety and inspection drydockings mandated by regulatory agencies. A certain number of drydockings are required within a given period to meet regulatory requirements. Drydocking costs are incurred only if the company believes a drydocking can be justified economically, taking into consideration the vessel’s age, physical condition and future marketability. If the company elects to forego a required drydocking, the company will stack and possibly sell the vessel, as the vessel is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking cost, but also continues to incur vessel operating costs and vessel depreciation. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels typically require more frequent and more expensive repairs and drydockings. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin, can also result in expensive drydockings, even in the early years of a vessel’s useful life due to these vessels’ larger relative size and greater relative complexity. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can affect drydock costs, which is included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons more difficult.

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

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations in addition to changes in fuel prices.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and the cost of insurance, and can fluctuate from time to time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for third-party liability losses with limits that it believes are reasonable for its operations. Insurance limits are reviewed annually in light of the continuance of the company’s on-going operations.

The company also incurs vessel operating costs that are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other miscellaneous costs. Brokers’ commission costs are incurred primarily in the company’s international operations where brokers assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary vessel importation fees.

The Past and Potential Future Impact of the Deepwater Horizon Disaster on Our Business

As an international company that derives over 90% of its revenues from operations outside of United States territorial waters, we believe that the overall impact of the Deepwater Horizon will not have a significant immediate direct impact on our overall operations or financial performance. Less than 9% of our total fleet operates in the U.S. GOM, and, if necessary, these vessels can be mobilized to serve other markets if demand for their services does not continue to exist in the U.S. GOM because of any precipitous and long-term reduction in the level of drilling and exploration activity in that region.

During the quarter and the six-month period ended September 30, 2010, vessel day rates in the U.S. GOM trended higher due to the strong demand for vessels to assist with the oil spill response effort since the April explosion and collapse of the rig. All of the company’s available-for-work U.S. segment vessels were working at relatively high utilization rates which helped drive utilization rates higher for the quarter and six-months ended September 30, 2010 as compared to the same periods during fiscal 2010.

Although the United States government lifted the moratorium on deepwater drilling and permitting on October 12, 2010, new regulations of the Bureau of Ocean Energy Management (BOEM) calling for additional safety measures and inspections continue to create uncertainty as to when permits will be issued and drilling activity recommences. However, since the rig explosion, the approval process on the non-deepwater drilling permits has slowed significantly, and it is anticipated that the permit approval process for deepwater drilling will also be slow. Over the longer term, we, like others that operate in the U.S. GOM, are concerned over the impacts on exploration and field development (and particularly deepwater exploration and field development) and operating costs resulting from the new safety standards and other regulatory responses to the rig explosion and oil spill. The new rules and requirements could reduce the level of drilling activity and suppress the demand for our services, which could have a material adverse effect on our United States operations.

In addition, we note that legislation has been introduced in both houses of Congress that could have an impact on offshore drilling, although the likelihood that such legislation will be adopted, or the impact it could have, cannot be gauged at this time. If exploration and production activity migrates from the U.S. GOM to international markets because of additional regulation and higher operating costs in the U.S. GOM, it is also possible that other offshore supply vessel owners will redeploy additional vessels to international markets. This will likely increase competition and have a negative effect on vessel utilization and day rates in international markets.

Challenges We Confront as an International Offshore Vessel Company

The company operates in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where there are risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions, any of which may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks to the extent practicable, it cannot give assurance that it will avoid completely the foregoing risks, although the wide geographic dispersion of the company’s vessels helps substantially mitigate the impact of these risks. In addition, immigration, customs, tax and other regulations (and administrative and judicial interpretations thereof) can have a material impact on our ability to work in certain countries and on our operating costs.

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

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010. Earlier this year, representatives of Sonangol and Tidewater agreed to extend the termination date of the joint venture agreement to January 31, 2011. The purpose of the extension is to give the parties additional time to negotiate the terms of a new, more permanent joint venture agreement. In addition, over the course of the last several months Sonangol has been willing to extend the term of the Sonatide joint venture to fulfill several new or renewed charterparty agreements with customers for a substantial portion of the current fleet in Angola that extend well beyond January 31, 2011. The company continues to be in constructive discussions with Sonangol regarding the terms of a new joint venture arrangement, although no assurances can be given that these discussions will be successfully concluded or whether such terms will be advantageous to the company. Failing to further extend the existing Sonatide joint venture or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to effectively compete for business in Angola in the future. More Tidewater vessels are deployed in Angola than in any of Tidewater’s other countries of operation, and a significant portion of revenues derived from the company’s largest customer, Chevron, are derived through the company’s operations in Angola.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the Convention) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on that ship) that are engaged in commercial activities. To date, this Convention has been ratified by ten countries, namely, the Bahamas, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Liberia, Marshall Islands, Norway, Panama and Spain, representing in excess of 33% of the world’s vessel tonnage. If adopted by an additional 20 countries, then within 12 months thereof, the Convention will become law. It is presently believed that ratification is not likely before 2011, with the Convention becoming law in 2012 or 2013, depending upon the date of final ratification. The company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues. The company is working with industry representatives to oppose ratification of this Convention. Should this Convention become law, the company and its customers’ operations may be negatively affected by future compliance costs.

Macroeconomic Environment and Outlook

The primary driver of our business, and therefore revenues (see the caption above), is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to contract drilling rigs and offshore service vessels in the United States (U.S.) Gulf of Mexico (GOM) or in international markets, with the international market being driven by supply and demand for crude oil, and the U.S. GOM being influenced both by the supply and demand for natural gas (in regards to shallow water activity) and the supply and demand for oil (in regards to deepwater activity).

Prices for crude oil and natural gas fell dramatically from their respective peaks achieved in calendar year 2008 due to a global recession that caused a precipitous drop in worldwide demand for oil and gas. In response to lower demand and weaker commodity prices, E&P companies reduced their capital spending budgets which caused demand for offshore support vessel services to decline. This reduced demand has led to an industry-wide reduction in vessel utilization rates and to a corresponding industry-wide reduction in vessel charter rates as customers demanded pricing concessions. Although there have been signs of improvement in the global economy since late calendar 2009, the pace of recovery has been slower than many expected and demand for energy continues to lag. Assessing the current market environment in the near term is challenging given the continuing uncertain forecast of future global economic conditions and continuing volatility in the financial and commodity markets. The company continues to evaluate the current trends in the global economy to determine how these trends are affecting the development plans of E&P companies and global demand for its offshore vessels. The company is also evaluating the impact of developments over the last two years on the ability of shipyards to meet their scheduled deliveries of new vessels and the ability of the company to renew its fleet through new vessel construction and/or acquisitions.

Oil prices gradually recovered and stabilized in the range of $75 to $85 per barrel during the first nine months of calendar year 2010 due to signs of improvement in the global economy and, in part, because OPEC reduced its crude oil production targets by more than 6.0% over the last 21 months in an effort to stabilize crude oil prices. During the most recent OPEC meeting, which was held in mid-October 2010, OPEC officials decided to keep its existing production targets. The company expects that utilization and day rates for its internationally-based vessels will continue to be closely correlated with oil prices, drilling and exploration activity and the resulting demand for the company’s vessels in the various international markets.

The number of deployed drilling rigs in the U.S. offshore market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. The offshore rig count in the U.S. GOM remains at historically low levels, in part because the strength of the international drilling market has attracted numerous offshore drilling rigs from the U.S. to various international markets over the past several years. Exploration and field development activity in the U.S. GOM had fallen off significantly, particularly in shallow water areas. As a consequence, the demand for offshore marine vessels in the shallow water U.S. GOM diminished over the past few years and declined further in late calendar year 2008 and into 2009 due to the weaker demand for energy discussed earlier. Prior to the catastrophic explosion of the Deepwater Horizon drilling rig (and the resulting oil spill and drilling moratorium), exploration and field development activity in the deepwater areas of the U.S. GOM was reasonably strong despite weak overall market fundamentals. As described below, the Deepwater Horizon incident, and potentially wide-ranging regulatory responses to the incident may have a material impact on activity levels, particularly in deepwater areas. Other than the impact of new regulations, the company’s U.S.-based vessel fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence.

Natural gas prices, which in mid-October 2010 were trading in the $3.45 - $3.96 Mcf range, trended higher during calendar year 2010 as compared to calendar year 2009 due to stronger demand for the resource from the industrial sector and higher consumer demand resulting from a colder-than-normal winter in the early part of the year and a hotter-than-normal spring and summer in North America. Although the above positive trend bodes well for activity in the mid and shallow water depths of the U.S. GOM market in the near-term, the rise in production of unconventional gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) exporting facilities around the world are contributing to an over-supplied natural gas market, which exerts downward pricing pressures on the resource. While production of natural gas from unconventional sources is a relatively small portion of the worldwide natural gas production, it is expected to grow in the future. Despite recent increases in demand for natural gas, inventories for the resource in the U.S. continue to be oversupplied. The high inventory levels are attributable to the increase of unconventional gas in the market, as well as a reduction in demand for the resource due to the global recession. Prolonged increases in the supply of natural gas, whether the supply comes from conventional or unconventional production will exert downward pressures on prices for natural gas. A prolonged downturn in natural gas prices can negatively impact the exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the company’s U.S. segment.

Despite generally negative commodity price fundamentals, during the quarter and the six-month period ended September 30, 2010, vessel day rates in the U.S. GOM offshore vessel market trended higher as the supply/demand fundamentals tightened due to the strong need for vessels to assist with the U.S. Gulf oil spill response effort following the Deepwater Horizon explosion in April 2010. Increased demand for the company’s vessels helped drive utilization rates for the company’s U.S. segment higher during the quarter and the six-month period ended September 30, 2010, as compared to the same periods during fiscal 2010. All of the company’s available-for-work U.S. segment vessels were working at relatively full utilization, including a number of the company’s vessels assisting with the oil spill containment effort that was underway during this period. By September 30, 2010, vessel demand related to the oil spill containment effort had declined significantly.

Many drilling operators and offshore oil and gas support service companies expressed concern over the impacts on exploration and field development (and particularly deepwater exploration and field development) and operating costs resulting from the new safety standards and other regulatory responses to the rig explosion and oil spill. Although the United States government lifted the moratorium on deepwater drilling and permitting on October 12, 2010, new regulations of the BOEM calling for additional safety measures and inspections continues to create uncertainty as to when permits will be issued and drilling activity recommences. Since the rig explosion, the approval process on the non-deepwater drilling permits has slowed significantly, and it is anticipated that the permit approval process for deepwater drilling will also be slow. Given the historically strong correlation between drilling and exploration activity and demand for the company’s vessels in the U.S. GOM, the company expects utilization rates and day rates for its vessels in the U.S. GOM market to weaken if compliance with the new regulations causes drilling operators to relocate drilling rigs to international markets. However, a significant portion of the company’s operations are conducted internationally, and as such, the company’s international vessel operations remain the primary driver of its revenue and earnings.

Historically, when the U.S. market weakened, the company would redeploy some of its highly mobile assets to international markets where, market conditions permitting, the vessels could benefit from stronger demand and average day rates and from statutory income tax rates that are generally lower than those in the U.S. Given the current challenges in international markets, the company’s ability to mitigate the effects of a weak U.S. GOM market by redeploying vessels to other markets has been reduced. The company continues to assess the demand for vessels in the U.S. GOM and in the various international markets and may relocate additional vessels to international areas and between international areas if and when the need arises. The cost of mobilizing vessels to a different market is sometimes for the account of the company and sometimes for the account of a contracting customer, depending upon market conditions within a particular market.

While longer-term regulatory responses to the Deepwater Horizon incident are unknown at this time, in recent years, international deepwater has been a growing part of the worldwide offshore crude oil and natural gas markets and a source of growth for the company. International deepwater did not experience significant negative effects from the recent global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. As a result, such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions in regards to crude oil and natural gas prices and these projects are, therefore, less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next four to five years, the worldwide movable drilling rig count (currently estimated at approximately 800 movable rigs worldwide, approximately thirty percent of which are designed to operate in deeper waters) will increase as approximately 115 new-build rigs that are currently on order and under construction are delivered. It is further estimated that approximately fifty percent of these new build rigs are intended to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years by approximately one third. Investment is also being made in the floating production market, in which approximately 60 new floating production units are currently under construction and are expected to be delivered over the next four years and beyond to supplement the current approximately 330 floating production units worldwide. However, analysts have reported that contracts for several drilling rigs currently on order have been cancelled and/or delayed due to the uncertain economic outlook, which may reduce the number of rigs that are ultimately built and delivered. Moreover, to the extent the rigs are built and delivered, it is believed that the new build rigs will largely target international regions rather than the U.S. GOM due to longer contract durations, generally lower operating costs (including insurance costs) and higher drilling day rates available in the international markets. Future additional regulatory oversight and control with respect to offshore drilling in the U.S. GOM following the explosion of the Deepwater Horizon may also increase the relative appeal of international markets.

According to ODS-Petrodata, the global offshore supply vessel market has approximately 380 new-build offshore support vessels (platform supply vessels and anchor handlers only) at September 30, 2010, that are currently estimated to be under construction and that are expected to be delivered to the worldwide offshore vessel market primarily over the next two years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,545 vessels. An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly in the context of declining levels of exploration, field development and production activity. However, the worldwide offshore marine vessel industry also has a large number of aging vessels, including more than 800 vessels that are at least 25 years old, that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a sizeable portion of these aging vessels would likely mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created with the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet. It is unknown at this time the extent to which the recovery from the recent worldwide recession will influence the utilization of equipment currently in existence or the ultimate timing of delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction. Analysts have reported some offshore vessel construction contract cancellations as a result of the foregoing factors, which may reduce the ultimate number of vessels built and delivered.

Fiscal 2011 Business Highlights

During the first half of fiscal 2011, the company continued its focus on maintaining its competitive advantages, sustained its presence in its international markets, and continued to modernize its vessel fleet to generate future earnings capacity while removing from active service certain traditional vessels that are not currently providing adequate returns. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations and maintaining disciplined cost control.

The company’s consolidated net earnings for the first half of fiscal 2011 decreased 59%, or $83.4 million, as compared to the same period in fiscal 2010, due primarily to an approximate 15% decrease in total revenues and a $24.4 million, or 472%, increase in income taxes as disclosed in Note (3) of Notes to Unaudited Condensed Consolidated Financial Statements. The company recorded $529.6 million in revenues during the first half of fiscal 2011, which is a decrease of approximately $92.5 million over the revenue earned during the same period of fiscal 2010. Also, the first half of fiscal 2010 included a $49.1 million provision for Venezuelan operations and the reversal of $34.3 million income tax liabilities as previously disclosed in previous SEC filings.

Vessel revenues generated by the company’s international segment decreased approximately 14%, or $79.2 million, during the first half of fiscal 2011 as compared to the same period in fiscal 2010, while vessel revenues generated by the U.S. segment increased approximately $3.0 million, or 6%, during the same comparative periods. Other marine revenues decreased approximately $16.4 million, or 96%, during the same comparative periods. International segment vessel operating costs increased approximately 6%, or $17.1 million, while the company’s U.S. segment vessel operating costs decreased approximately 13%, or $3.8 million, in the first half of fiscal 2011 as compared to the same period in fiscal 2010. Costs of other marine revenues decreased approximately $14.9 million, or 96%, during the same comparative periods. A significant portion of the company’s operations are conducted internationally; therefore, the company’s international vessel operations are the primary driver of its revenue and earnings. Revenues generated from international vessel operations as a percentage of the company’s total vessel revenues were 91% during the first half of fiscal 2011 and 92% during the same period in fiscal 2010.

At September 30, 2010, the company had 380 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 16.4 years. The average age of 190 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 4.7 years. The remaining 190 vessels have an average age of 28.1 years. During the first half of fiscal 2011 and 2010, the company’s newer vessels generated $414.3 million and $376.9 million, respectively, of revenue and accounted for 88.6%, or $181.1 million, and 66.1%, or $194.3 million, respectively, of total vessel margin (vessel revenues less vessel operating cost). Vessel operating costs exclude depreciation on the company’s new vessels of $47.0 million and $35.9 million, respectively, during the same comparative periods.

Results of Operations

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense, provision for Venezuelan operations, and gain on asset dispositions, net) for the company’s vessel fleet and the related percentage of total revenue for the quarters and the six-month periods ended September 30, 2010 and 2009 and for the quarter ended June 30, 2010. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

		Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,

(In thousands)		2010	%	2009	%	2010	%	2009	%	2010	%

Revenues:
Vessel revenues:
International	$	241,579	90%	271,898	92%	478,724	90%	557,886	90%	237,145	90%
United States		25,291	9%	22,665	8%	50,142	9%	47,113	8%	24,851	9%

		266,870	100%	294,563	100%	528,866	100%	604,999	97%	261,996	100%
Other marine revenues		230	<1%	961	<1%	759	<1%	17,134	3%	529	<1%

	$	267,100	100%	295,524	100%	529,625	100%	622,133	100%	262,525	100%

Operating costs:
Vessel operating costs:
Crew costs	$	89,941	34%	78,737	27%	170,633	32%	161,489	26%	80,692	31%
Repair and maintenance		31,791	12%	31,452	11%	58,884	11%	57,086	9%	27,093	10%
Insurance and loss reserves		4,513	2%	3,383	1%	8,923	2%	8,059	1%	4,410	2%
Fuel, lube and supplies		16,437	6%	15,213	5%	31,358	6%	28,055	5%	14,921	6%
Vessel operating leases		4,490	2%	4,321	1%	8,980	2%	6,070	1%	4,490	2%
Other		22,720	9%	24,420	8%	45,697	9%	50,418	8%	22,977	9%

		169,892	64%	157,526	53%	324,475	61%	311,177	50%	154,583	59%
Costs of other marine revenues		203	<1%	882	<1%	698	<1%	15,582	3%	495	<1%

	$	170,095	64%	158,408	54%	325,173	61%	326,759	53%	155,078	59%

The following table subdivides vessel operating costs presented above by the company’s International and United States segments and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2010 and 2009 and for the quarter ended June 30, 2010.

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2010	%	2009	%	2010	%	2009	%	2010	%
Vessel operating costs:
International:
Crew costs	$81,390	30%	70,479	24%	153,650	29%	143,493	23%	72,260	28%
Repair and maintenance	28,753	11%	28,254	10%	54,226	10%	51,974	8%	25,473	10%
Insurance and loss reserves	4,410	2%	2,328	1%	8,102	2%	5,574	1%	3,692	1%
Fuel, lube and supplies	15,912	6%	14,445	5%	30,334	6%	26,577	4%	14,422	5%
Vessel operating leases	3,704	1%	3,535	1%	7,407	1%	4,497	1%	3,703	1%
Other	22,307	8%	23,797	8%	44,762	8%	49,264	8%	22,455	9%
	156,476	59%	142,838	48%	298,481	56%	281,379	45%	142,005	54%
United States:
Crew costs	$8,551	3%	8,258	3%	16,983	3%	17,996	3%	8,432	3%
Repair and maintenance	3,038	1%	3,198	1%	4,658	1%	5,112	1%	1,620	1%
Insurance and loss reserves	103	<1%	1,055	<1%	821	<1%	2,485	<1%	718	<1%
Fuel, lube and supplies	525	<1%	768	<1%	1,024	<1%	1,478	<1%	499	<1%
Vessel operating leases	786	<1%	786	<1%	1,573	<1%	1,573	<1%	787	<1%
Other	413	<1%	623	<1%	935	<1%	1,154	<1%	522	<1%
	13,416	5%	14,688	5%	25,994	5%	29,798	5%	12,578	5%
Total operating costs	$169,892	64%	157,526	53%	324,475	61%	311,177	50%	154,583	59%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $9.2 million of billings as of September 30, 2010 ($9.2 million of billings as of March 31, 2010), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced. Although we currently have no ongoing business with this customer, the company is continuing efforts to collect all amounts due from this customer.

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2010 and 2009 and for the quarter ended June 30, 2010 consist of the following:

(In thousands)	Quarter Ended September 30,				Six Months Ended September 30,					Quarter Ended June 30,
	2010	%	2009	%	2010	%	2009	%		2010	%
Vessel operating profit:
International	$31,025	12%	78,590	27%	74,130	14%	128,482	21%		43,105	16%
United States	5,251	2%	1,214	<1%	10,735	2%	3,843	1%		5,484	2%
	36,276	14%	79,804	27%	84,865	16%	132,325	21%		48,589	19%
Corporate expenses	(12,864)	(5%)	(13,042)	(4%)	(21,627)	(4%)	(22,943)	(4%	)	(8,763)	(3%)
Gain on asset dispositions, net	3,638	1%	5,374	2%	9,196	2%	17,912	3%		5,558	2%
Other marine services	(158)	(<1%)	(109)	(<1%)	(275)	(<1%)	939	<1%		(117)	(<1%)
Operating income	26,892	10%	72,027	24%	72,159	14%	128,233	21%		45,267	17%
Foreign exchange (loss) gain	(436)	(<1%)	(2,252)	(1%)	1,174	<1%	(4,838)	(1%	)	1,610	1%
Equity in net earnings of unconsolidated companies	2,785	1%	5,557	2%	5,475	1%	10,972	2%		2,690	1%
Interest income and other, net	2,029	1%	502	<1%	2,407	<1%	3,670	1%		378	<1%
Interest and other debt costs	(1,686)	(1%)	(450)	(<1%)	(2,759)	(1%)	(527)	(<1%	)	(1,073)	(<1%)
Earnings before income taxes	$29,584	11%	75,384	26%	78,456	15%	137,510	22%		48,872	19%

International Segment Operations

Internationally-based vessel revenues decreased 11% and 14%, or $30.3 million and $79.2 million, respectively, during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods in fiscal 2010, primarily due to an approximate nine and 10 percentage point decrease, respectively, in utilization rates on these vessels due to weaker demand and because fewer vessels operated internationally as a result of vessel sales, stacking of vessels, and the seizing of vessels by the Venezuelan government as previously disclosed. Average day rates for the internationally-based vessels were comparable and increased a modest 1% during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods in fiscal 2010, reflecting a change in the mix of vessels operating during the quarter and the six-month period ended September 30, 2010. As a general matter, leading edge day rates are declining across vessel classes; however, the impact of this decline on average day rate statistics is mitigated by a change in the mix of vessels that worked during the quarter and the six-month period ended September 30, 2010, relative to the quarter and the six-month period ended September 30, 2009. In particular, the company added 45 new vessels to the fleet since the first quarter of fiscal 2010 and stacked 83 older, traditional vessels throughout fiscal 2010 and during the first half of fiscal 2011, and the traditional vessels generally earn lower day rates than newer vessels. As a result, the average working vessel during the quarter and the six-month period ended September 30, 2010 earned a higher average day rate than the average working vessel during the quarter and the six-month period ended September 30, 2009. Also, the company’s revenues decreased during the comparative periods because of the loss of revenue from the seizure of its Venezuelan operations in May and July of 2009. The company’s Venezuelan operations contributed no revenues during the quarter and the six-month period ended September 30, 2010 as compared to $0.6 million and $10.8 million of revenues contributed during the quarter and the six-month period ended September 30, 2009.

As noted, the company continued to stack and remove from its active fleet of internationally-based vessels that could not find attractive charter contracts. At the beginning of fiscal 2011, the company had 63 internationally-based vessels that were stacked. During the first half of fiscal 2011, the company stacked 31 additional vessels and sold 13 vessels from the previously stacked vessel fleet, resulting in a total of 81 stacked internationally-based vessels as of September 30, 2010. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. Stacked vessels depressed international utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates.

The company’s towing supply/supply and crew/utility class of vessels were responsible for the majority of the revenue decline realized during the quarter and the six-month period ended September 30, 2010 as compared to the same periods during fiscal 2010. The company’s towing supply/supply class of vessels accounted for approximately $41.7 million and $102.8 million of the revenue decline (an approximate 25% and 30% decrease, respectively) during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods during fiscal 2010, due to lower utilization rates and average day rates resulting from weaker demand for the company vessels, vessel sales, and the seizure of vessels by the Venezuelan government. The company’s crew/utility class of vessels accounted for approximately $2.6 million and $9.0 million of the revenue decline (approximately 12% and 19% decreases, respectively) during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods during fiscal 2010, due to lower average day rates because of weaker demand for such vessels and due to fewer crewboats operating internationally, primarily due to vessel sales. Increased revenue generated by the company’s deepwater class of vessels partially offset revenue losses incurred by the other vessel classes operating in the international segment. Revenues earned by the deepwater class of vessels increased approximately 20% and 25%, or $14.5 million and $35.0 million, respectively, during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods during fiscal 2010, due to relatively stable utilization rates during the comparative periods and to an increase in the number of deepwater vessels operating in the international market following the addition of newly-built and acquired deepwater vessels to the fleet.

Vessel operating profit for internationally-based vessels decreased approximately 61% and 42%, or $47.6 million and $54.4 million, respectively, during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods during fiscal 2010, due to 11% and 14% lower revenues, respectively, an increase of approximately 10% and 6%, or $13.6 million and $17.1 million, respectively, in higher operating costs (primarily crew costs, repair and maintenance costs, vessel operating leases and fuel, lube and supply costs), and approximately 11% and 10%, or $3.1 million and $6.0 million, respectively, in higher depreciation expense as compared to the same periods during fiscal 2010.

Depreciation expense increased during the quarter and the six-month period ended September 30, 2010 as compared to the same periods during fiscal 2010 because of newly-constructed and acquired vessels that were added to the international fleet. Fuel, lube and supply costs were higher by approximately 10% and 14%, or $1.5 million and $3.8 million, respectively, during the comparative periods, due to vessel mobilizations on the company’s newly delivered vessels and because of vessels mobilizing from one international area to a different international area. International vessel operating lease costs increased approximately $0.2 million and $2.9 million, or 5% and 65%, respectively, during the comparative periods, because of six additional vessel operating leases initiated during fiscal 2010, as disclosed in Note (9) of Notes to Unaudited Condensed Consolidated Financial Statements and in the “Off-Balance Sheet Arrangements” section of this report. Repair and maintenance costs increased, approximately 2% and 4%, or $0.5 million and $2.3 million, respectively, during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods during fiscal 2010, due to a greater number of drydockings being performed during the current periods. In addition, in the first half of fiscal 2011, the company performed the second and third of four expected drydockings that we expect to complete in fiscal 2011 within our largest anchor handling towing supply vessel class of vessels. Crew costs increased approximately 16% and 7%, or $10.9 million and $10.2 million, respectively, during the comparative periods, due to an increase in the number of internationally-based vessels as a result of newly-constructed and acquired vessels that were added to the international fleet and because of a $6.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements.

Internationally-based vessel revenues increased approximately 2%, or $4.4 million, during the second quarter of fiscal 2011 as compared to the revenues earned by the internationally-based vessels during the first quarter of fiscal 2011, primarily due to the addition of nine towing supply/supply class of vessels during the current quarter, somewhat offset by the stacking of 12 traditional vessels during the second quarter of fiscal 2011 as compared to the addition of seven towing supply/supply class of vessels and the stacking of 19 vessels in the first fiscal quarter of fiscal 2011. Revenues also increased during the same comparative periods because of an approximate four percentage point increase in utilization on the company’s crewboats.

The company’s towing supply/supply class of vessels were responsible for the majority of the revenue gains realized during the quarter ended September 30, 2010 as compared to the first quarter of fiscal 2011. Revenues earned by the towing supply/supply class of vessels increased approximately $5.7 million, or approximately 5%, relative to first quarter of fiscal 2011. The company’s crew/utility class of vessels saw an increase in revenues of approximately $0.7 million, or approximately 4%, relative to the first quarter of fiscal 2011. Increases in revenue experienced by the towing supply/supply class of vessels and the crew/utility class of vessels were slightly offset by a $1.4 million reduction in revenues for the deepwater class of vessels over the same period because two of the company’s largest anchor handling towing supply vessels are undergoing scheduled drydockings as discussed above. Vessel revenues, utilization percentages and average day rates by vessel class for the international segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

Vessel operating profit for internationally-based vessels decreased approximately 28%, or $12.1 million, during the second quarter of fiscal 2011 as compared to the first quarter of fiscal 2011, due to approximately 10%, or $14.5 million, higher operating costs (primarily crew costs, repair and maintenance costs and fuel, lube and supplies costs ) and approximately 3%, or $0.9 million, higher depreciation expense. Depreciation expense increased due to the addition of newly-constructed and acquired vessels that were added to the international fleet during the comparative periods. Repair and maintenance costs increased, approximately 13%, or $3.3 million, during the second quarter of fiscal 2011 as compared to the first quarter of fiscal 2011 due to a greater number of drydockings being performed during the current quarter, including the second and third of four expected drydockings to be performed on our largest anchor handling towing supply vessel class of vessels in fiscal 2011. Crew costs increased approximately 13%, or $9.1 million, during the comparative periods, due to an increase in the number of internationally-based vessels as a result of newly-constructed and acquired vessels that were added to the international fleet and due to the $6.0 million MNOPF-related charge as disclosed above and elsewhere in this document. Fuel, lube and supply costs were higher by approximately 10%, or $1.5 million, during the comparative periods, due to vessel mobilizations on the company’s newly delivered vessels and because of vessels mobilizing from one international area to a different international area.

United States Segment Operations

Vessel revenues from the U.S.-based vessels increased 12% and 6%, or $2.6 million and $3.0 million, respectively, during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods in fiscal 2010, due to higher utilization rates on the deepwater and towing supply/supply classes of vessels and because of the addition of newly-constructed deepwater vessels operating in the U.S. GOM market since the first quarter of fiscal 2010. Utilization rates increased approximately 12 and 17 percentage points on the deepwater and towing supply/supply classes of vessels, respectively, during the quarter ended September 30, 2010 and increased six and 11 percentage points on the deepwater and towing supply/supply classes of vessels, respectively, during the six-month period ended September 30, 2010 as compared to the same periods in fiscal 2010. Utilization rates increased because the supply/demand fundamentals in the broader U.S. GOM vessel market improved due to the spill containment effort.

The company continues to stack and remove from its active fleet vessels that cannot find attractive charter hire contracts. At the beginning of fiscal 2011, the company had 20 stacked vessels U.S. GOM. During the first half of fiscal 2011, the company stacked three additional vessels, sold and/or disposed of seven vessels from the previously stacked vessel fleet, and returned to domestic service three vessels, resulting in a total of 13 U.S.-based stacked vessels as of September 30, 2010.

The company’s deepwater and towing supply/supply classes of vessels both experienced increases in revenue during the quarter ended September 30, 2010 as compared to the same period during fiscal 2010. Revenues earned by the deepwater class of vessels increased approximately $2.0 million, or 13%, during the same comparative periods, due to an approximate 12 percentage point increase in utilization rates because the supply/demand fundamentals in the broader U.S. GOM vessel market improved due to the spill containment effort. Revenue for the U.S. towing supply/supply class of vessels increased approximately $0.8 million, or 12%, during the same comparative periods, due to an approximate 17 percentage point increase in utilization rates because of the reasons stated above. In addition, higher utilization for the U.S. towing supply/supply class of vessels, in part, reflects the disposition of vessels. Revenue for the U.S. crew/utility class of vessels decreased approximately $0.2 million during the same comparative periods primarily due to lower average day rates and the disposition of vessels resulting from weak demand for the company’s crewboats in the U.S. GOM market.

The company’s towing supply/supply and crew/utility class of vessels both experienced a decline in revenue during the six-month period ended September 30, 2010 as compared to the same periods in fiscal 2010. Revenue for the U.S. towing supply/supply class of vessels decreased approximately $1.3 million during the comparative periods due to an approximate 19% decrease in average day rates resulting from generally weak shallow water vessel demand. High utilization for the U.S. towing supply/supply class of vessels, in part, reflects the disposition of vessels. Revenue for the U.S. crew/utility class of vessels decreased approximately $1.4 million during the six-month period ended September 30, 2010 as compared to the same period in fiscal 2010, primarily due to an approximate eight percentage point decrease in utilization rates due to weak demand for the company’s crewboats in the U.S. GOM market, which was somewhat offset by the disposition of vessels. Increases in revenues generated by the deepwater class of vessels offset the loss in revenues of the other vessel classes operating in the U.S. GOM. Revenues earned by the deepwater class of vessels increased approximately $5.7 million, or 20%, during the six-month period ended September 30, 2010 as compared to the same period in fiscal 2010, because of the same reasons stated above.

U.S.-based vessel operating profit increased approximately $4.0 million and $6.9 million, or 333% and 179% respectively, during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods in fiscal 2010, due to higher revenues. U.S.-based operating profit also increased due to lower vessel operating costs. For the three months ended September 30, 2010, U.S.-based vessel operating costs decreased approximately 9%, or $1.3 million, as compared to the same period in fiscal 2010, due to lower insurance and loss reserves and lower fuel, lube and supplies expense. For the six-month period ended September 30, 2010, U.S.-based vessel operating costs decreased approximately 13%, or $3.8 million, as compared to the same period in fiscal 2010, due to lower crew costs, insurance and loss reserves and lower fuel, lube and supplies. Lower vessel operating costs were slightly offset by approximately 5% and 6%, or $0.1 million and $0.3 million, respectively, higher depreciation expense, during the quarter and the six-month periods ended September 30, 2010, respectively, as compared to the same periods in fiscal 2010 due to the addition of newly-constructed vessels to the U.S. GOM fleet.

U.S.-based insurance and loss reserves costs were lower by approximately $1.0 million and $1.7 million, or 90% and 67%, respectively, during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods in fiscal 2010 because of lower premiums and positive adjustments to loss reserves associated with the vessels operating in the U.S. segment because fewer vessels are operating in the U.S. GOM than in past periods. U.S.-based fuel, lube and supplies costs were lower by approximately 32% and 31%, or $0.2 million and $0.5 million, respectively, during the quarter and the six-month period ended September 30, 2010, respectively, as compared to the same periods in fiscal 2010 because fuel costs for the majority of the company’s working vessels were reimbursed by the charter hire customer. Crew costs decreased approximately 6%, or $1.0 million, during the six-month period ended September 30, 2010 as compared to the same period in fiscal 2010, primarily due to reductions in crew personnel and wage reductions on the remaining crews staffing the vessels that took place on June 1, 2009.

Current quarter U.S.-based vessel revenues and operating costs were comparable to the prior quarter. Vessel revenues, utilization percentages and average day rates by vessel class for the U.S. segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

Other Items

Insurance and loss reserves expense increased $1.1 million and $0.9 million, or approximately 33% and 11%, respectively, during the quarter and the six-month period ended September 30, 2010 as compared to the same periods in fiscal 2010, respectively, because of lower premiums and favorable adjustments to loss reserves during fiscal 2010 due to good safety results and loss management efforts. Insurance and loss reserves during the current quarter were comparable to the prior quarter.

Gain on asset dispositions, net for the first half of fiscal 2011 decreased approximately 49%, or $8.7 million, as compared to the same period in fiscal 2010, due to fewer vessels sales and lower gains earned on the mix of vessels sold. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period. The company recorded $1.8 million in impairments during the quarter ended September 30, 2010 to write down the carrying value of an asset to its estimated fair value of $1.8 million. The company recorded $1.3 million in impairments during the quarter ended June 30, 2010, and the combined fair value of three vessels that incurred the impairments was $4.5 million. The impairment charges were recorded in gain on asset dispositions, net. The company recorded $0.3 million in impairments during the quarter ended September 30, 2009, and the combined fair value of four vessels that incurred the impairment was $2.0 million. No impairments were recorded during the quarter ended June 30, 2009.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such do not include vessels withdrawn from service (six vessels at September 30, 2010) or joint venture vessels (10 vessels at September 30, 2010). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and the six-month periods ended September 30, 2010 and 2009 and the quarter ended June 30, 2010:

	Quarter Ended September 30		Six Months Ended September 30,		Quarter Ended June 30,
	2010	2009	2010	2009	2010
REVENUES BY VESSEL CLASS (In thousands):
International-based fleet:
Deepwater vessels	$88,193	73,695	177,788	142,808	89,595
Towing-supply/supply	124,797	166,472	243,894	346,653	119,097
Crew/utility	19,812	22,393	38,922	47,963	19,110
Offshore tugs	8,777	9,338	18,120	19,895	9,343
Other	—	—	—	567	—
Total	$241,579	271,898	478,724	557,886	237,145
United States-based fleet:
Deepwater vessels	$16,672	14,714	33,720	28,011	17,048
Towing-supply/supply	8,190	7,342	15,561	16,857	7,371
Crew/utility	429	609	861	2,245	432
Total	$25,291	22,665	50,142	47,113	24,851
Worldwide fleet:
Deepwater vessels	$104,865	88,409	211,508	170,819	106,643
Towing-supply/supply	132,987	173,814	259,455	363,510	126,468
Crew/utility	20,241	23,002	39,783	50,208	19,542
Offshore tugs	8,777	9,338	18,120	19,895	9,343
Other	—	—	—	567	—
Total	$266,870	294,563	528,866	604,999	261,996

UTILIZATION:
International-based fleet:
Deepwater vessels	77.4%	78.5	80.4	78.6	83.6
Towing-supply/supply	55.2	71.1	54.6	72.5	53.9
Crew/utility	76.0	71.3	74.2	73.5	72.4
Offshore tugs	55.1	60.4	57.2	57.1	59.4
Other	—	—	—	79.2	—
Total	62.3%	71.3	62.2	72.3	62.2
United States-based fleet:
Deepwater vessels	89.1%	76.7	90.0	84.3	91.0
Towing-supply/supply	48.9	32.2	46.4	35.8	44.1
Crew/utility	32.5	18.7	25.0	32.8	20.4
Total	57.2%	37.7	54.0	43.4	51.1
Worldwide fleet:
Deepwater vessels	78.9%	78.2	81.6	79.4	84.6
Towing-supply/supply	54.6	66.8	53.8	68.5	52.9
Crew/utility	73.9	66.4	71.2	69.6	68.5
Offshore tugs	55.1	60.4	57.2	57.1	59.4
Other	—	—	—	79.2	—
Total	61.8%	67.8	61.5	69.3	61.1

AVERAGE VESSEL DAY RATES:
International-based fleet:
Deepwater vessels	$22,619	24,222	22,655	24,834	22,690
Towing-supply/supply	11,975	12,399	12,040	12,445	12,108
Crew/utility	4,766	4,935	4,780	5,085	4,793
Offshore tugs	6,415	7,059	6,408	7,406	6,402
Other	—	—	—	9,679	—
Total	$12,173	12,177	12,251	12,186	12,331
United States-based fleet:
Deepwater vessels	$25,432	29,792	25,591	26,834	25,747
Towing-supply/supply	8,268	9,627	7,989	9,873	7,702
Crew/utility	4,778	5,045	4,763	5,010	4,749
Total	$14,570	16,456	14,550	14,726	14,531
Worldwide fleet:
Deepwater vessels	$23,024	25,000	23,077	25,142	23,129
Towing-supply/supply	11,653	12,250	11,685	12,296	11,718
Crew/utility	4,767	4,938	4,779	5,082	4,792
Offshore tugs	6,415	7,059	6,408	7,406	6,402
Other	—	—	—	9,679	—
Total	$12,366	12,426	12,437	12,352	12,511

The following tables compare vessel day-based utilization percentages and average day rates for the company’s internationally-based fleet and U.S.-based fleet and in total for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters and the six-month periods ended September 30, 2010 and 2009 and for the quarter ended June 30, 2010:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2010	2009	2010	2009	2010

AVERAGE VESSEL DAY RATES:
International-based fleet:
New vessels	$14,122	16,160	14.345	16,301	14,587
Traditional vessels	7,603	8,193	7,699	8,531	7,787
Total International-based fleet	$12,173	12,177	12,251	12,186	12,331
United States-based fleet:
New vessels	$21,205	21,955	21,227	19,560	21,248
Traditional vessels	10,039	12,874	9,823	11,309	9,597
Total U.S.-based fleet	$14,570	16,456	14,550	14,726	14,531
Worldwide fleet:
New vessels	$14,463	16,429	14,694	16,490	14,943
Traditional vessels	7,964	8,518	7,998	8,730	8,029
Total Worldwide Fleet	$12,366	12,426	12,437	12,352	12,511

UTILIZATION:
International-based fleet:
New vessels	85.8%	86.8	86.1	86.6	86.5
Traditional vessels	37.9	60.5	38.8	63.0	39.7
Total International-based fleet	62.3%	71.3	62.2	72.3	62.2
United States-based fleet:
New vessels	76.6%	49.2	72.5	58.1	68.9
Traditional vessels	48.8	32.7	45.7	36.8	43.0
Total U.S.-based fleet	57.2%	37.7	54.0	43.4	51.1
Worldwide fleet:
New vessels	85.3%	83.8	85.3	84.2	85.3
Traditional vessels	39.2	57.2	39.7	60.0	40.1
Total Worldwide Fleet	61.8%	67.8	61.5	69.3	61.1

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the six-month periods ended September 30, 2010 and 2009 and for the quarter ended June 30, 2010:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2010	2009	2010	2009	2010
International-based fleet:
Deepwater vessels	55	42	53	40	52
Towing-supply/supply	205	205	203	210	200
Crew/utility	59	69	60	70	61
Offshore tugs	27	24	27	26	27
Other	—	—	—	—	—
Total	346	340	343	346	340
United States-based fleet:
Deepwater vessels	8	7	8	7	8
Towing-supply/supply	22	26	23	26	24
Crew/utility	3	7	4	7	5
Total	33	40	35	40	37
Owned or chartered vessels included in marine revenues	379	380	378	386	377
Vessels withdrawn from service	6	8	6	9	6
Joint-venture and other	10	10	10	10	10
Total	395	398	394	405	393

Included in owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically market the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 94, 70 and 89 stacked vessels at September 30, 2010 and 2009 and at June 30, 2010, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2010 and March 31, 2010:

	September 30, 2010		March 31, 2010

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)

Vessels in active service	274	$2,207,609	282	$1,891,322
Stacked vessels	94	54,618	83	47,959
Vessels withdrawn from service	6	713	7	440
Marine equipment under construction		261,016		275,578
Other property and equipment		38,409		38,525

Totals	374	$2,562,365	372	$ 2,253,824

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During the first half of fiscal 2011, the company disposed of 22 vessels, including 10 anchor handling towing supply vessels, five platform supply vessels, six crewboats and one utility vessel. Seven of the 22 vessels disposed of were from the U.S. GOM vessel fleet while 13 vessels were from the international fleet. The remaining two vessels were disposed of from vessels previously withdrawn from service.

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

Included in the above fiscal 2010 vessel dispositions are 15 vessels that were expropriated by the Venezuelan government as previously disclosed. Of the 15 expropriated vessels, one was an anchor handling towing supply vessel, three were platform supply vessels, one was a crewboat, five were offshore tugs, three were utility vessels, and two were other type vessels.

Vessel Deliveries and Acquisitions

During the first half of fiscal 2011, the company took delivery of seven newly-built vessels and acquired 16 vessels from third parties. Of the seven newly-built vessels added to the fleet during the first half of fiscal 2011, three were anchor handling towing supply vessels, three were platform supply vessels and one was a fast, crew/supply boat. The anchor handling towing supply vessels were constructed at two different international shipyards for a total approximate cost of $62.2 million and varied in size from 5,150 to 13,570 brake horsepower (BHP). The three deepwater, platform supply vessels (one 230-foot and two 240-foot) were constructed for approximately $58.0 million and were built by two different international shipyards. The crewboat was constructed at an international shipyard for an approximate cost of $9.5 million and is a 175-foot fast, crew/supply boat. The company acquired 14 anchor handling towing supply vessels (eight 5,150 BHP, two 8,000 BHP and four 9,500 BHP) and two platform supply vessels (one 230-foot and one 250-foot) for a total cost of $263.9 million during the first half of fiscal 2011.

During fiscal 2010, the company took delivery of nine anchor handling towing supply vessels for an aggregate approximate total cost of $180.0 million, 11 platform supply vessels for an aggregate approximate total cost of $269.7 million, one crewboat for an approximate cost of $1.3 million and two offshore tugs for an aggregate approximate total cost of $29.3 million. The company also acquired three anchor handling towing supply vessels for a total cost of $42.5 million and two offshore tugs for a total approximate cost of $13.3 million during fiscal 2010.

Vessel Commitments at September 30, 2010

At September 30, 2010, the company had eight anchor handling towing supply vessels under construction, varying in size from 5,150 to 8,200 BHP, for a total capital commitment of approximately $140.9 million. Two different international shipyards are constructing the vessels. Scheduled deliveries for the eight vessels will begin in December 2010, with the last vessel scheduled for delivery in February 2012. As of September 30, 2010, the company had expended $82.4 million for the construction of these vessels.

The company is also committed to the construction of four 265-foot, one 266-foot and twelve 286-foot deepwater platform supply vessels for a total aggregate investment of approximately $481.7 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 266-foot deepwater class vessel. One international shipyard is constructing the four 265-foot vessels and a different international shipyard is constructing the twelve 286-foot vessels. The four 265-foot deepwater class vessels are expected to be delivered to the market beginning in April 2012, with final delivery of the fourth vessel in October 2012. The 266-foot deepwater class vessel is scheduled for delivery in February 2012. The twelve 286-foot deepwater class vessels are expected to be delivered to the market beginning in January 2011, with final delivery of the twelfth 286-foot vessel scheduled for March of 2012. As of September 30, 2010, $159.1 million has been expended on these 17 vessels.

The company is also committed to the construction of one 175-foot, fast, crew/supply boat for a cost of approximately $9.6 million. The vessel is being constructed at an international shipyard and is expected to be delivered in May 2011. As of September 30, 2010, the company expended $7.5 million for the construction of this vessel.

The company also had at September 30, 2010, binding agreements to purchase three anchor handling towing supply vessels and one platform supply vessel for an aggregate approximate total cost of $68.6 million The company took possession of one anchor handling towing supply vessel in mid-October 2010 for an approximate cost of $23.7 million and expects to take possession of the second and third anchor handling towing supply vessels in November and December 2010 for an aggregate approximate cost of $23.3 million. The company plans to take possession of the platform supply vessel in February 2011 for an approximate cost of $21.6 million. As of September 30, 2010, the company had expended $6.6 million for the acquisition of these four vessels.

Vessel Commitments Summary at September 30, 2010

The table below summarizes the various vessel commitments by vessel class and type as of September 30, 2010:

	International Built			U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Expended Through 9/30/10	Number of Vessels	Total Cost	Expended Through 9/30/10
		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	17	$471,545	$143,485	1	$31,685	$19,929
Towing-supply/supply vessels:
Anchor handling towing supply	11	$187,938	$84,655	—	—	—
Platform supply vessels	—	—	—	—	—	—
Crewboats	1	$9,656	$7,526	—	—	—
Totals	29	$669,139	$235,666	1	$31,685	$19,929

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended

Vessel class and type	12/10	03/11	06/11	09/11	12/11	Thereafter

Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	—	3	4	2	2	7
Towing-supply/supply vessels:
Anchor handling towing supply	4	1	3	1	1	1
Platform supply vessels	—	—	—	—	—	—
Crewboats	—	—	1	—	—	—
Totals	4	4	8	3	3	8

(In thousands)
Expected quarterly cash outlay	$121,647	82,975	88,963	57,984	41,252	52,408 (A)

(A)	The $52,408 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $25,319 in the remaining quarter of fiscal 2012 and $27,089 during fiscal 2013.

The company believes it has sufficient financial capacity to support a continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and then existing conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, and funds provided by the 2003 private placement of $300.0 million in senior unsecured notes, revolving credit facilities, and various leasing arrangements, and will also fund future vessel additions with funds from the September 2010 private placement of $425.0 million in senior unsecured notes. As disclosed in Note (5) of Notes to Unaudited Condensed Consolidated Financial Statements, the company issued multiple series of notes totaling $310.0 million on October 15, 2010 and contemplates closing and issuing an additional $115.0 million of multiple series of notes on December 30, 2010. The company has $445.2 million of remaining capital commitments on the 26 vessels currently under construction and the four vessel purchase commitments at September 30, 2010.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2010 and 2009 and for the quarter ended June 30, 2010 were as follows:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2010	%	2009	%	2010	%	2009	%	2010	%
Personnel	$20,256	8%	23,048	8%	39,392	7%	43,243	7%	19,136	7%
Office and property	5,327	2%	4,732	2%	10,232	2%	9,377	2%	4,905	2%
Sales and marketing	2,111	1%	1,964	1%	4,160	1%	3,728	1%	2,049	1%
Professional services	4,301	2%	5,466	2%	9,354	2%	10,384	2%	5,053	2%
Other	5,924	2%	2,476	1%	7,556	1%	5,342	1%	1,632	1%
	$37,919	14%	37,686	13%	70,694	13%	72,074	12%	32,775	12%

General and administrative expenses during the quarter ended September 30, 2010, were modestly higher than the same period during fiscal 2010 due primarily to a $4.4 million settlement with the Department of Justice (DOJ) regarding the internal investigation matter as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Excluding the settlement with the DOJ, general and administrative expenses during the quarter ended September 30, 2010, were approximately 11%, or $4.1 million, lower than the same period during fiscal 2010 because the prior fiscal year’s personnel costs included a $3.6 million settlement loss related to the July 2009 supplemental retirement plan lump sum distributions as previously disclosed.

General and administrative expenses during the six-month period ended September 30, 2010, were approximately 2%, or $1.4 million, lower than the same period during fiscal 2010, primarily due to lower personnel costs (resulting from lower amortization of restricted stock, phantom stock, deferred phantom stock and lower bonus expense accrual) and because the prior fiscal year included $3.6 million settlement loss related to the July 2009 supplemental retirement plan lump sum distributions as previously disclosed. Lower general and administrative costs during the current six-month period were somewhat offset by the $4.4 million settlement with the DOJ regarding the internal investigation matter which is included in “Other” general and administrative costs. Excluding the settlement with the DOJ, general and administrative expenses during the six-month period ended September 30, 2010, were approximately 8%, or $5.7 million lower than the same period during fiscal 2010.

General and administrative expenses during the current quarter were approximately 16%, or $5.1 million, higher as compared to the previous quarter due to a $4.4 million settlement with the DOJ.

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

The company had $115.0 million in outstanding borrowings under the amended and restated revolving credit agreement at September 30, 2010, and $335.0 million was available at September 30, 2010 for future financing needs.

September 2010 Senior Notes.  On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and it expects to sell an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of approximately nine years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. Proceeds from the note sales will be used to repay borrowings under the company’s $450.0 million revolving credit facility, to fund capital expenditures related to the company’s on-going fleet enhancement program and for general corporate purposes.

July 2003 Senior Notes.  At September 30, 2010, the company had $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.58 years as of September 30, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding is 4.39%. The fair value of this debt at September 30, 2010 and March 31, 2010 was estimated to be $288.3 million and $289.6 million, respectively.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and the six-month period ended September 30, 2010, was approximately $1.7 million and $2.8 million, respectively. Interest costs capitalized, for the quarter and the six-month period ended September 30, 2010, was approximately $3.3 million and $7.0 million, respectively.

Interest and debt costs incurred, net of interest capitalized, for the quarter and the six-month period ended September 30, 2009, was approximately $0.4 million and $0.5 million, respectively. Interest costs capitalized, for the quarter and the six-month period ended September 30, 2009, was approximately $4.2 million and $7.7 million, respectively.

Total interest and debt costs incurred during the quarter and the six-month period ended September 30, 2010 was higher than those of the same periods in fiscal 2010, due to higher commitment fees on the unused portion of the company’s amended and restated revolving credit agreement which increased from $300.0 million to $450.0 million in July 2009 and to due to interest expense incurred on the outstanding borrowings on the company’s amended and restated revolving credit agreement.

Share Repurchases

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010. No amounts were expended during the three months ended September 30, 2010 and, as such, $180.0 million remains available to repurchase shares under the 2009 program at September 30, 2010. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Dividends

The Board of Directors declared dividends of $12.8 million and $25.8 million, or $0.25 and $0.50 per share, for the quarter and the six-month period ended September 30, 2010, respectively. The Board of Directors declared dividends of $12.9 million and $25.9 million, or $0.25 and $0.50 per share, for the quarter and the six-month period ended September 30, 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Operating Activities

Net cash provided by operating activities for any period fluctuates according to the level of business activity for the applicable period. For the six months ended September 30, 2010, net cash from operating activities was $153.3 million compared to $164.8 million as of September 30, 2009. Significant components of cash provided by operating activities for the six months ended September 30, 2010, include net earnings of $59.2 million, adjusted for non-cash items of $63.4 million and changes in working capital balances of $30.7 million.

Significant components of cash provided by operating activities for the six months ended September 30, 2009, include net earnings of $142.7 million, adjusted for non-cash items of $54.6 million and changes in working capital balances of $32.5 million.

Investing Activities

Investing activities for the quarter ended September 30, 2010, used $364.9 million of cash, which is attributed to $391.4 million of additions to properties and equipment partially offset by $18.4 million in proceeds from the sales of assets and $8.1 million in proceeds from insurance settlements. Additions to properties and equipment were comprised of approximately $7.2 million in capitalized major repair costs, $380.6 million for the construction and purchase of offshore marine vessels and $3.6 million in other properties and equipment purchases.

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

Financing Activities

Financing activities for the six months ended September 30, 2010, provided $40.2 million of cash, which included $165.0 million of credit facility borrowings, $2.0 million of proceeds from the issuance of common stock from stock option exercises and $0.2 million tax benefit on stock options exercised during the period. Proceeds were partially offset by $75.0 million used to repay debt, $25.8 million used for the quarterly payment of common stock dividends of $0.25 per common share, $20.0 million used to repurchase the company’s common stock and $6.2 million of costs associated with the interest rate swap derivative issued in connection to the issuance of the company’s September 2010 senior notes as disclosed above.

Financing activities for the six months ended September 30, 2009, used $32.4 million of cash, which is primarily the result of $25.9 million used for the quarterly payment of common stock dividends of $0.25 per common share and $7.7 million of debt issuance costs related to the company’s new revolving credit agreement. Uses were partially offset by $1.0 million of proceeds from the issuance of common stock resulting from stock option exercises and $0.2 million tax benefit on stock options exercised during the period.

Other Liquidity Matters

Vessel Construction. The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The company anticipates using future operating cash flows, existing borrowing capacity and new borrowings or lease financing arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil. The company continues to pursue various measures to ensure as timely delivery as possible of this vessel, but further delay is possible.

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk through cash deposits and other contract terms with the shipyard and other counterparties.

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or were, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the trustee of the MNOPF that the fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund's deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee's authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The company recorded an additional liability of $6.0 million and made payments totaling $0.9 million into the fund during the quarter ended September 30, 2010. As of September 30, 2010, $9.2 million remains payable to MNOPF based on current assessments, all of which has been accrued. In the future, the fund's trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, or the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. The company is in discussions with the fund’s trustee about the trustee’s recent unilateral decision to accelerate previously agreed installment payments and require the company to pay outstanding deficit contributions of $9.2 million immediately. The company has objected to that decision.

Venezuelan Operations. The company has previously reported that in May 2009 the Venezuelan National Assembly enacted a law (the Reserve Law) whereby the Bolivarian Republic of Venezuela (Venezuela) reserved to itself assets and services related to maritime activities on Lake Maracaibo. The company also previously reported that in May 2009, Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, invoking the Reserve Law, took possession of (a) 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region, (b) the company’s shore-based facility adjacent to Lake Maracaibo and (c) certain other related assets. The company has also previously reported that in July 2009, Petrosucre, S.A. (Petrosucre), a subsidiary of PDVSA, took control of four additional company vessels. As a consequence of these measures, the company (i) no longer has possession or control of those assets, (ii) no longer operates them or provides support for their operations, and (iii) no longer has any other vessels or operations in Venezuela.

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

As previously reported by the company, the company has filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. That request has been registered by ICSID and the company continues diligently to prosecute its claim in arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

On March 31, 2010, the company entered into a Settlement and Release with its marine insurers to resolve the claim the company had made under its marine insurance policy for the total loss of the 15 vessels seized by Venezuela. Under the Settlement and Release, the underwriters paid, subject to certain conditions, $8.2 million (the Settlement Payment) in full and final settlement of the claim. Those conditions include a requirement that the company continue to prosecute its ICSID arbitration claim and reimburse the underwriters the Settlement Payment (less certain expenses) if and when the company receives payment from Venezuela. Under the Settlement and Release, the company continues to retain ownership of the claims in arbitration and the underwriters have waived any and all subrogation rights. The Settlement Payment does not represent full reparation of the losses suffered by the company as a consequence of the expropriation of its investments in Venezuela. The $8.2 million payment by the underwriters triggered an obligation by the company under the company’s insurance program to pay an additional $2.8 million in insurance premium to its underwriters and the company has paid that amount. Both the $8.2 million payment from the underwriters and the $2.8 million payment to the underwriters were made in the first quarter of fiscal 2011.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the changes to the company’s consolidated contractual obligations as of September 30, 2010 for the remaining months of fiscal 2011, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2010. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

(In thousands)		Payments Due by Fiscal Year
	Total	2011	2012	2013	2014	2015	More Than 5 Years
September 2010 Senior Notes	$425,000	—	—	—	—	—	425,000
September 2010 Senior Notes Interest	166,122	7,242	18,041	18,042	18,041	18,042	86,714
July 2003 Senior Notes	275,000	—	40,000	60,000	140,000	—	35,000
July 2003 Senior Notes Interest	31,605	6,107	10,970	8,692	3,685	1,613	538
Vessel purchase obligations	61,962	61,962	—	—	—	—	—
Vessel construction obligations	383,267	142,660	213,518	27,089	—	—	—
Total obligations	$1,342,956	217,971	282,529	113,823	161,726	19,655	547,252

A discussion regarding the company’s September 2010 senior notes is disclosed above and in Note (5) of Notes to Unaudited Condensed Consolidated Financial Statements. A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above.

Off-Balance Sheet Arrangements

Fiscal 2010 Sale/Leaseback

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter agreements with the purchasers. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into bareboat charter agreements with that purchaser.

The sale/leaseback transactions resulted in proceeds to the company of approximately $101.8 million and a deferred gain of $39.6 million. The aggregate carrying value of the six vessels was $62.2 million at the dates of sale. The leases on the five vessels sold in June 2009 will expire June 30, 2014, and the lease on the vessel sold in July 2009 will expire July 30, 2014. The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the five year charter hire operating lease terms.

Under the sale/leaseback agreements, the company has the right to either re-acquire the six vessels at 75% of the original sales price or cause the owners to sell the vessels to a third-party under an arrangement where the company guarantees approximately 84% of the original lease value to the third party purchaser. The company also has the right to re-acquire the vessels prior to the end of the charter term with penalties of up to 5% assessed if purchased in years one and two of the five year lease. The company will recognize the deferred gain as income if it does not exercise its option to purchase the six vessels at the end of the operating lease term. If the company exercises its option to purchase these vessels, the deferred gain will reduce the vessel’s stated cost after exercising the purchase option.

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

The bareboat charter agreements on the first two vessels expire in calendar year 2014 unless extended. The company has the option to extend the respective bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2017. The bareboat charter agreements on the third and fourth vessels expire in 2015 and the company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The bareboat charter agreement on the fifth vessel expires in 2016 and the company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019. At the end of the basic term (or extended option periods), the company has an option to purchase each of the vessels at its then fair market value or to redeliver the vessel to its owner. The company may also purchase each of the vessels at their fixed amortized values, as outlined in the bareboat charter agreements, at the end of the fifth year, and again at the end of the seventh year, from the commencement dates of the respective charter agreements.

Future Minimum Lease Payments

As of September 30, 2010, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total

Remaining six months of 2011	$5,351	3,462	8,813
2012	10,702	6,924	17,626
2013	10,703	6,924	17,627
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
Thereafter	—	2,304	2,304

Total future lease payments	$40,295	31,763	72,058

For the quarter and the six-month period ended September 30, 2010, the company expensed approximately $4.5 million and $9.0 million, respectively on all of its bareboat charter arrangements as compared to $4.3 million and $6.1 million for the quarter and the six-month period ended September 30, 2009.

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (10) of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Revolving Credit Agreement

Borrowings under the company’s $450.0 million amended and restated revolving credit facility bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The amended facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45 as compared to a maximum ratio of consolidated debt to total capitalization of 0.55 with the prior agreement. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s amended and restated revolving credit facility matures in May 2012. The company had $115.0 million in outstanding borrowings under the amended and restated revolving credit agreement at September 30, 2010, and $335.0 million was available at September 30, 2010 for future financing needs.

The fair value of the outstanding debt at September 30, 2010 approximates its book value. Because the borrowings outstanding at September 30, 2010 bear interest at variable rates, interest expense is impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would have resulted in approximately $0.3 million of additional interest expense for the six months ended September 30, 2010. A 100 basis-point decrease in market interest rates would have resulted in approximately $0.3 million less interest expense for the six months ended September 30, 2010.

September 2010 Senior Notes

On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of its senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and it expects to sell an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of approximately nine years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%.

July 2003 Senior Notes

At September 30, 2010, the company had $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.58 years as of September 30, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding is 4.39%. The fair value of this debt at September 30, 2010 was estimated to be $288.3 million. Because the debt outstanding at September 30, 2010 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at September 30, 2010 of approximately $6.9 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at September 30, 2010 of approximately $7.1 million.

Interest Rate Swaps

The company had no outstanding interest rate swaps at September 30, 2010 and March 31, 2010.

Foreign Exchange Risk

The company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables and trade payables denominated in currencies other than the U.S. dollar. The company periodically enters into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

Derivatives

The company had six foreign exchange spot contracts outstanding at September 30, 2010, which totaled $4.6 million. All six spot contracts settled by October 5, 2010. The company had 10 foreign exchange spot contracts outstanding at March 31, 2010, which totaled $4.7 million.

At September 30, 2010, the company had four British Pound forward contracts outstanding totaling $8.7 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its Merchant Navy Officers Pension Fund (MNOPF) liability of $8.6 million as disclosed in Note (6) to Notes to Unaudited Condensed Consolidated Financial Statements and elsewhere in this document. The forward contracts have varying expirations dates between March 2011 and June 2012. The combined change in fair value of these four forward contracts at September 30, 2010 was approximately $0.2 million, all of which was recorded as a foreign exchange gain during the quarter ended September 30, 2010, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company had no forward contracts outstanding at March 31, 2010.

Other

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The April 2010 catastrophic explosion of the Deepwater Horizon and the related oil spill in the U.S. GOM has significantly and adversely disrupted oil & gas exploration activities in the U.S. GOM, and the duration that this disruption will continue is currently unknown. The President has appointed a commission that is studying the causes of the catastrophe for the purpose of recommending to the President what legislative or regulatory measures should be taken in order to minimize the possibility of a reoccurrence of a disastrous oil spill. Although on October 12, 2010 the United States government lifted its previous imposed moratorium suspending all deepwater drilling and exploration activity in the U.S. GOM it is not yet clear when normal activity levels will resume, particularly in a more rigorous permitting and inspection environment. Although exploration activity in the shallow waters of the U.S. GOM has been allowed to re-commence, a de facto moratorium has existed in that market as well, as new safety and permitting requirements have been imposed on shallow water operators, and only a limited number of new drilling permits having been issued to shallow water operators since the spill. At the same time, various bills are being considered by Congress which, if enacted, could either significantly increase the costs of conducting drilling and exploration activities in the U.S. GOM, particularly in deep waters, or worst case, could drive a substantial portion of drilling and operation activity out of the U.S. GOM.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

No amounts were expended during the three months ended September 30, 2010 and, as such, $180.0 million remains available to repurchase shares under the 2009 program at September 30, 2010.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    RESERVED

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: November 3, 2010	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: November 3, 2010	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: November 3, 2010	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.