Form 10-Q
period 2010-12-31
TIDEWATER INC
filed 2011-02-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

—

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	72-0487776 (I.R.S. Employer Identification No.)

601 Poydras St., Suite 1900

New Orleans, Louisiana           70130

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code:            (504) 568-1010

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

51,440,973 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 28, 2011. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	December 31, 2010	March 31, 2010

Current assets:
Cash and cash equivalents	$308,041	223,070
Trade and other receivables, net	282,312	311,617
Marine operating supplies	49,169	44,237
Other current assets	13,508	6,703

Total current assets	653,030	585,627

Investments in, at equity, and advances to unconsolidated companies	36,464	40,614
Properties and equipment:
Vessels and related equipment	3,837,234	3,455,322
Other properties and equipment	85,435	82,007

	3,922,669	3,537,329
Less accumulated depreciation and amortization	1,285,849	1,283,505

Net properties and equipment	2,636,820	2,253,824

Goodwill	328,754	328,754
Other assets	100,472	84,538

Total assets	$3,755,540	3,293,357

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities on long-term debt	---	25,000
Accounts payable	41,938	41,673
Accrued expenses	123,256	119,485
Accrued property and liability losses	3,909	4,809
Other current liabilities	29,485	13,745

Total current liabilities	198,588	204,712

Long-term debt	700,000	275,000
Deferred income taxes	218,751	211,504
Accrued property and liability losses	5,304	12,809
Other liabilities and deferred credits	126,759	125,302

Commitments and Contingencies Note (6)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 51,440,973 shares at December 31, 2010 and 51,830,048 shares at March 31, 2010	5,144	5,183
Additional paid-in capital	83,586	73,203
Retained earnings	2,437,585	2,402,575
Accumulated other comprehensive loss	(20,177)	(16,931)

Total stockholders’ equity	2,506,138	2,464,030

Total liabilities and stockholders’ equity	$3,755,540	3,293,357

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Revenues:
Vessel revenues	$269,633	274,507	798,499	879,506
Other marine revenues	2,142	11,998	2,901	29,132

	271,775	286,505	801,400	908,638

Costs and expenses:
Vessel operating costs	160,597	148,188	485,072	459,365
Costs of other marine revenues	2,705	10,565	3,403	26,147
Depreciation and amortization	35,058	32,734	105,853	96,643
General and administrative	33,238	33,676	103,932	105,750
Provision for Venezuelan operations	---	---	---	49,070
Gain on asset dispositions, net	(2,425)	(5,151)	(11,621)	(23,063)

	229,173	220,012	686,639	713,912

Operating income	42,602	66,493	114,761	194,726
Other income (expenses):
Foreign exchange gain (loss)	973	161	2,147	(4,677)
Equity in net earnings of unconsolidated companies	3,291	3,732	8,766	14,704
Interest income and other, net	1,074	978	3,481	4,648
Interest and other debt costs	(3,646)	(583)	(6,405)	(1,110)

	1,692	4,288	7,989	13,565

Earnings before income taxes	44,294	70,781	122,750	208,291
Income tax expense	9,931	10,885	29,153	5,728

Net earnings	$34,363	59,896	93,597	202,563

Basic earnings per common share	$0.67	1.17	1.83	3.94

Diluted earnings per common share	$0.67	1.16	1.82	3.93

Weighted average common shares outstanding	51,053,051	51,373,290	51,129,443	51,369,519
Dilutive effect of stock options and restricted stock	306,647	280,962	231,463	238,133

Adjusted weighted average common shares	51,359,698	51,654,252	51,360,906	51,607,652

Cash dividends declared per common share	$0.25	0.25	0.75	0.75

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Nine Months Ended December 31,
		2010	2009

Operating activities:
Net earnings	$	93,597	202,563
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		105,853	96,643
Provision (benefit) for deferred income taxes		(12,114)	(15,172)
Reversal of liabilities for uncertain tax positions		---	(34,284)
Gain on asset dispositions, net		(11,621)	(23,063)
Provision for Venezuelan operations		---	49,070
Equity in earnings of unconsolidated companies, net of dividends		4,150	(694)
Compensation expense - stock-based		6,661	7,328
Excess tax liability (benefit) on stock options exercised		(275)	(161)
Changes in assets and liabilities, net:
Trade and other receivables		21,155	(4,824)
Marine operating supplies		(2,932)	2,622
Other current assets		(6,805)	(6,050)
Accounts payable		265	(11,856)
Accrued expenses		(966)	31,406
Accrued property and liability losses		(900)	130
Other current liabilities		16,957	7,755
Other liabilities and deferred credits		5,581	(2,117)
Other, net		(556)	54

Net cash provided by operating activities		218,050	299,350

Cash flows from investing activities:
Proceeds from sales of assets		29,732	34,063
Proceeds from sales/leaseback of assets		---	101,755
Proceeds from insurance settlements on Venezuela seized vessels		8,150	---
Additions to properties and equipment		(508,640)	(304,013)

Net cash used in investing activities		(470,758)	(168,195)

Cash flows from financing activities:
Principal payments on debt		(190,000)	---
Debt borrowings		590,000	---
Debt issuance costs		(7,446)	(7,712)
Proceeds from exercise of stock options		3,457	962
Cash dividends		(38,619)	(38,786)
Excess tax benefit on stock options exercised		275	161
Stock repurchases		(19,988)	---

Net cash used in financing activities		337,679	(45,375)

Net change in cash and cash equivalents		84,971	85,780
Cash and cash equivalents at beginning of period		223,070	250,793

Cash and cash equivalents at end of period	$	308,041	336,573

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$	8,898	7,222
Income taxes	$	35,810	42,413

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	INTERIM FINANCIAL STATEMENTS

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

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010, and $180.0 million remains available to repurchase shares under the 2009 share repurchase program at December 31, 2010. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Dividend Program

The Board of Directors declared dividends of $12.9 million and $38.6 million, or $0.25 and $0.75 per share, for the quarter and the nine-month period ended December 31, 2010, respectively. The Board of Directors declared dividends of $12.9 million and $38.8 million, or $0.25 and $0.75 per share, for the quarter and the nine-month period ended December 31, 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss), net of related tax, are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2010	2009	2010	2009

Net earnings	$34,363	59,896	93,597	202,563
Other comprehensive income (loss):
Unrealized gains on available-for-sale securities	876	568	658	2,612
Realized loss on derivative	---	---	(3,974)	---
Amortization of loss on derivative contract	70	---	70	---

Comprehensive income	$35,309	60,464	90,351	205,175

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Included in accumulated other comprehensive loss for the nine months ended December 31, 2010, is an after-tax loss of $4.0 million ($6.1 million pre-tax) relating to interest rate hedges, which are cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes issuance as disclosed in Note (5). The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarter and the nine-month period ended December 31, 2010, was 22.4% and 23.75%, respectively. The effective tax rate applicable to pre-tax earnings for the quarter and the nine-month period ended December 31, 2009, was 15.48% and 2.75%, respectively. The increase in the effective tax rate during the nine-month period ended December 31, 2010, as compared to the same period in fiscal 2010, is primarily attributable to the successful resolution by the company, in the prior fiscal year, of a tax dispute with the Internal Revenue Service as previously disclosed.

The effective tax rate of 23.75%, for the nine-month period ended December 31, 2010, primarily reflects the company’s current estimate for its operating tax rate for fiscal 2011 of approximately 22.8% and the Department of Justice charge of $4.35 million (as disclosed in Note (6), which had no related tax benefit. The company’s current estimate for its operating tax rate of 23.1% largely reflects the current expected mix of pre-tax earnings between the company’s U.S. and international businesses and an expectation for lower estimated operating margin in certain jurisdictions that tax on the basis of deemed profits. The company has historically realized lower tax rates in these deemed profit jurisdictions than it now expects to realize in fiscal 2011.

The company’s balance sheet at December 31, 2010 reflects $17.4 million of tax liabilities for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. The liabilities are attributable to a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $8.1 million of unrecognized tax benefits related to a state tax issue. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2003. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Included in other current liabilities at December 31, 2010 and March 31, 2010 are income taxes payable of $15.9 million and $2.6 million, respectively.

(4)	EMPLOYEE BENEFIT PLANS

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan is frozen. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. This change will not affect benefits earned by participants prior to January 1, 2011. The active employees who participated in the defined benefit pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes will provide the company more predictable retirement plan costs and cash flows. By freezing the benefits, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan will be reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit plan during the quarter and the nine-month period ended December 31, 2010, and does not expect to contribute to the plan during the remainder of fiscal 2011. The company contributed $4.7 million to the defined benefit pension plan during the nine-month period

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2009. No amounts were contributed to the plan during the quarter ended December 31, 2009.

The company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets set aside to support the obligations of this non-contributory defined benefit plan are held in a Rabbi Trust and invested in a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. At December 31, 2010 and March 31, 2010, $16.8 million and $16.2 million was held in Rabbi Trust for the benefit of participants in the supplemental plan. The carrying value of the trust assets at December 31, 2010 and March 31, 2010, includes $0.1 million (net of income tax expense of $0.1 million) and $0.8 million (net of income tax expense of $0.5 million), respectively, of unrealized losses, which are included in accumulated other comprehensive income (other stockholders’ equity).

The supplemental plan was amended in December 2008 to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain retired participants received a lump sum distribution in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 was $8.7 million. A settlement loss of $3.6 million was recorded in general and administrative expenses during the quarter ended September 30, 2009.

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

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2010	2009	2010	2009

Pension Benefits:
Service cost	$230	229	690	669
Interest cost	1,115	1,133	3,345	3,567
Expected return on plan assets	(620)	(576)	(1,860)	(1,728)
Amortization of prior service cost	4	10	12	30
Recognized actuarial loss	425	325	1,275	1,025

Net periodic benefit cost	$1,154	1,121	3,462	3,563

Other Benefits:
Service cost	$145	251	435	753
Interest cost	365	537	1,095	1,611
Amortization of prior service cost	(508)	(502)	(1,524)	(1,506)
Recognized actuarial (gain) loss	(5)	114	(15)	342

Net periodic benefit cost	$(3)	400	(9)	1,200

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	DEBT

Revolving Credit Agreement

Borrowings under the company’s $450.0 million amended and restated revolving credit facility as it existed at December 31, 2010 (Existing Facility) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The Existing Facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45. The company’s Existing Facility matures in July 2012.

At December 31, 2010, the entire amount of the company’s $450.0 million Existing Facility was available for future financing needs.

In January 2011, the company amended and extended its Existing Facility to a $575.0 million facility (“New Facilities”) for a five year period maturing January 2016. The New Facilities includes a $125.0 million term loan (“Term Loan”) and a $450.0 million revolving line of credit (“Revolver”). The New Facilities Revolver and Term Loan borrowings bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.5 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.5 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the New Facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The New Facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 0.55 (as compared to a maximum ratio of consolidated debt to total capitalization of 0.45 with the existing agreement) and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0 (which is consistent with the existing agreement). All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The Term Loan allows for multiple draws for up to 180 days from the closing date (“delayed draw period”). Principal repayments of any Term Loan borrowings are payable in quarterly installments beginning after the second anniversary of the first draw in amounts equal to 1.25% of the total outstanding borrowings as of the end of the delayed draw period.

Senior Debt Notes

September 2010 Senior Notes

On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and completed the sale of an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of approximately nine years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. Proceeds from the note sales were used to repay borrowings under the company’s $450.0 million revolving credit facility, to fund capital expenditures related to the company’s on-going fleet enhancement program and for general corporate purposes. The fair value of this debt at December 31, 2010 was estimated to be $398.4 million.

Included in accumulated other comprehensive income at December 31, 2010, is an after-tax loss of $4.0 million ($6.1 million pre-tax) relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2003 Senior Notes

At December 31, 2010, the company had $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.33 years as of December 31, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding is 4.39%. The fair value of this debt at December 31, 2010 and March 31, 2010 was estimated to be $285.6 million and $289.6 million, respectively.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and nine-month period ended December 31, 2010, were approximately $3.6 million and $6.4 million, respectively. Interest costs capitalized, for the quarter and nine-month period ended December 31, 2010, were approximately $3.8 million and $10.7 million, respectively.

Interest and debt costs incurred, net of interest capitalized, for the quarter and nine-month period ended December 31, 2009, were approximately $0.6 million and $1.1 million, respectively. Interest costs capitalized, for the quarter and nine-month period ended December 31, 2009, were approximately $4.0 million and $11.7 million, respectively.

(6)	COMMITMENTS AND CONTINGENCIES

Vessel Purchase Agreements and Commitments

At December 31, 2010, the company had agreements to acquire 11 vessels and commitments to build 26 vessels at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.) at a total cost, including contract costs and other incidental costs, of approximately $782.8 million. Of the 26 new-build vessels, eight are anchor handling towing supply vessels ranging between 5,150 and 8,200 brake horsepower (BHP), 17 are platform supply vessels ranging between 3,200 and 5,400 deadweight tons of cargo capacity, and one is a fast crew/supply boat. Scheduled delivery for these vessels will begin in March 2011, with delivery of the final vessel expected in November 2012.

Of the 11 vessels to be purchased, 10 are anchor handling towing supply vessels and one is a platform supply vessel. The aggregate approximate purchase price for these 11 vessels is $143.7 million. The company took possession of one anchor handling towing supply vessel in January 2011 for an approximate purchase price of $11.7 million and expects to take possession of eight of the remaining nine anchor handling towing supply vessels throughout calendar year 2011 and the final anchor handling towing supply vessel in February 2012 for an aggregate purchase price of $110.0 million. The company plans to take possession of the platform supply vessel in April 2011 for an approximate purchase price of $22.0 million.

At December 31, 2010, the company had invested $291.2 million in progress payments towards the construction of 26 vessels and $5.6 million towards the purchase of the 11 vessels. At December 31, 2010, the remaining expenditures necessary to complete construction of the 26 vessels currently under construction (based on contract prices), and to fund the acquisition of the 11 vessels was $486.0 million.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. The company continues to work with the shipyard and to pursue various measures to ensure as timely delivery as possible of this vessel, but further delay or cancellation of the ship construction contract is possible.

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

As previously reported by the company, the company has filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal appointed under the ICSID Convention to resolve the investment dispute held its first session in Washington, D.C. The company continues diligently to prosecute its claim in the arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by Venezuela, there is no assurance that the company will prevail in the arbitration.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Special counsel has reported to the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) the results of the investigation, and the company has entered into separate agreements with the two agencies to resolve the matters reported by special counsel. Both of these agreements have been approved by a federal district court judge. The principal terms of the agreements are described below.

Securities and Exchange Commission

As previously reported, the company reached an agreement with the SEC to resolve its previously disclosed investigation of possible violations of the FCPA. Under the agreement, the company consented to the filing in federal district court of a complaint (“SEC Complaint”) by the SEC against Tidewater Inc., without admitting or denying the allegations in the SEC Complaint, and to the entry by the court of a final judgment and permanent injunction. The SEC Complaint alleges civil violations of the FCPA’s anti-bribery and accounting provisions with respect to certain previously discussed conduct involving tax authorities in Azerbaijan, and the FCPA’s accounting provisions with respect to amounts paid by a company subsidiary to a third party customs broker in connection with the operation of the company’s vessels in Nigeria. The final agreement permanently enjoins the company from future violations of those provisions. On November 8, 2010, a federal district court entered a final judgment approving the agreement.

The agreement required Tidewater Inc. to pay a total of approximately $11.4 million, consisting of $8.4 million (principally representing disgorgement of profits and prejudgment interest) payable at the time of settlement and a contingent civil penalty of $3.0 million. The contingent civil penalty was to be payable to the SEC in the event that the company had not otherwise agreed within 18 months of the date the court entered judgment to pay fines or penalties of at least that amount to another United States government authority (or authorities) in connection with the matters covered by the SEC Complaint. Given the agreement reached with the DOJ (discussed below), no contingent civil penalty was required to be paid to the SEC. The full $11.4 million financial charge associated with the settlement with the SEC, however, was recorded in the fourth quarter of fiscal 2010 and was included in general and administrative expenses. The $8.4 million settlement was paid to the SEC in the third quarter of fiscal 2011 after the federal district court approved the agreement.

Department of Justice

The company reached an agreement with the DOJ to resolve its previously disclosed investigation of possible violations of the FCPA. Under the agreement, Tidewater Marine International Inc. (“TMII”), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (“DPA”). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for the same conduct in Azerbaijan and Nigeria as described above in connection with the SEC Complaint for a period of three years and seven days from the date of judicial approval of the Agreement, in return for: (a) TMII’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations contained in a three-count criminal information to be filed concurrently with the DPA; (b) TMII’s

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

payment of a $7.35 million fine, (c) TMII’s and Tidewater Inc.’s compliance with certain undertakings relating to compliance with the FCPA and other applicable laws in connection with the Company’s operations, and cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (d) TMII’s and Tidewater Inc.’s agreement to continue to address any deficiencies in the company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws, if and to the extent not already addressed; and (e) Tidewater Inc.’s agreement to report to the DOJ in writing annually for the term of the DPA regarding remediation of the matters that are the subject of the DPA, the implementation of any enhanced internal controls, and any evidence of improper payments the company may have discovered during the term of the DPA.

If TMII and Tidewater Inc. comply with the DPA during its term, the DOJ will not bring the charges set out in the information. In the event TMII or Tidewater Inc. breaches the DPA, the DOJ has discretion to extend its term for up to a year, or bring certain criminal charges against TMII as outlined in the DPA.

A federal district court accepted the DPA on November 9, 2010. In the quarter ended December 31, 2010, TMII paid the $7.35 million fine. Implementation of the DOJ settlement eliminated the $3.0 million contingent civil penalty in connection with the SEC civil settlement detailed above. An additional financial charge of $4.35 million associated with the DOJ settlement was recorded during the quarter ended September 30, 2010 and was included in general and administrative expenses.

Current Developments with the Nigerian Government

On January 10, 2011, representatives of the Nigerian Economic and Financial Crimes Commission (EFCC) entered the offices of the company’s operating company in Lagos, Nigeria, and requested that representatives of the operating company participate in a series of interviews. Those representatives agreed to participate and were interviewed by the EFCC.

The company has now been asked to participate in discussions with the Nigerian Attorney General’s Office to resolve, under Nigerian law, issues raised by the company’s FCPA-related settlements with the United States Department of Justice and the United States Securities and Exchange Commission. It is our current understanding that the discussions with the Nigerian Attorney General’s Office relate solely to Nigeria operations issues raised in those settlements and that the Nigerian Government seeks monetary restitution based on the same issues. The company has begun participating in those discussions.

The company has not concluded that any potential liability that may result from any potential enforcement action by the Nigerian Attorney General’s Office is both probable and reasonably estimable and, thus, no accrual has been recorded as of December 31, 2010. Should additional information be obtained that any potential liability is probable and reasonably estimable, the company will record such liability at that time.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or were, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the trustee of the MNOPF that the fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The company recorded an additional liability of $6.0 million and made payments totaling $0.9 million into the fund during the quarter ended September 30, 2010. As of December 31, 2010, $9.3 million remains payable to MNOPF based on current assessments, all of which has been accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, or the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. The company is in discussions with the fund’s trustee about the trustee’s recent unilateral decision to accelerate previously agreed

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

installment payments and require the company to pay outstanding deficit contributions of $9.3 million immediately. The company has objected to that decision as there has been no change in circumstances since the last valuation that would justify the decision by the trustee to accelerate the installment payments previously permitted.

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010, however, representatives of Sonangol and Tidewater agreed to extend the expiration date of the joint venture agreement to January 31, 2011. The purpose of the extension was to give the parties additional time to negotiate the terms of a new, more permanent joint venture agreement.

As of the date of the filing of this Form 10Q, Sonangol and Tidewater have not agreed on the terms of a new joint venture agreement. Further, the existing joint venture agreement has expired except to the extent described in the following paragraph. The company continues to pursue either a re-institution of the expired joint venture agreement or a new, more permanent joint venture agreement. Although the company continues in its efforts to resolve the matter and continue the joint venture relationship, no assurances can be given that these discussions will be successfully concluded or whether such terms will be advantageous to the company. Failing to further extend the existing Sonatide joint venture or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to effectively compete for business in Angola in the future. More Tidewater vessels are deployed in Angola and more revenue is derived from our operations in Angola than in or from any of Tidewater’s other countries of operation. While the company continues to be hopeful that matters with Sonangol can be resolved productively, it is also undertaking a review of its available options for the future deployment of its Angolan fleet if a resolution on acceptable terms cannot be achieved.

Prior to January 31, 2011, Sonangol agreed to continue the Sonatide joint venture to the extent required to fulfill several new or renewed charterparty agreements with customers in Angola that extend well beyond January 31, 2011. These charterparty agreements cover a substantial portion of our vessels in Angola. Accordingly, while it is unclear as to Sonangol’s willingness to further extend existing charterparty agreements or enter into new charterparty agreements until joint venture agreement issues are resolved, the joint venture has been extended, on a charter by charter basis, to fulfill the remaining term of the current charters for approximately two-thirds of the vessels owned by the joint venture and the Tidewater-owned vessels operating in Angola. The remaining term on these charters ranges from one month to approximately 40 months, with a median contract term of approximately 11 months. In addition, we have no reason to believe that Sonangol or Sonatide has any other intention than to allow the remaining operating vessels to fulfill their current charterparty agreements, and these vessels continue to do so as of the date of the filing of this Form 10Q.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table provides the fair value hierarchy for the plan assets measured at fair value as of December 31, 2010:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Supplemental plan measured at fair value:
Equity securities:
Common stock	$7,976	7,976	---	---
Preferred stock	11	11	---	---
Foreign stock	380	380	---	---
American depository receipts	2,133	2,122	11	---
Real estate investment trusts	31	31	---	---
Debt securities:
Government debt securities	3,355	2,187	1,168	---
Open ended mutual funds	2,358	2,358	---	---
Cash and cash equivalents	735	63	672	---

Total	$16,979	15,128	1,851	---
Other pending transactions	(157)	(157)	---	---

Total fair value of plan assets	$16,822	14,971	1,851	---

Supplemental savings plan measured at fair value:
Open ended mutual funds	$6,686	6,686	---	---
Cash and cash equivalents	153	---	153	---

Total	$6,839	6,686	153	---
Other pending transactions	35	35	---	---

Total fair value of plan assets	$6,874	6,721	153	---

Multinational savings plan measured at fair value:
Equity securities:
Common stock	$3,569	3,569	---	---
American depository receipts	118	118	---	---
Corporate debt securities	1,940	---	1,940	---
Cash and cash equivalents	16	---	16	---

Total fair value of plan assets	$5,643	3,687	1,956	---

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2010:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Supplemental plan measured at fair value:
Equity securities:
Common stock	$7,323	7,323	---	---
Preferred stock	11	11	---	---
Foreign stock	432	432	---	---
American depository receipts	2,049	2,021	28	---
Real estate investment trusts	27	27	---	---
Debt securities:
Government debt securities	3,267	1,243	2,024	---
Open ended mutual funds	2,595	2,595	---	---
Cash and cash equivalents	553	53	500	---

Total	$16,257	13,705	2,552	---
Other pending transactions	(58)	(58)	---	---

Total fair value of plan assets	$16,199	13,647	2,552	---

Supplemental savings plan measured at fair value:
Common stock	$637	637	---	---
Open ended mutual funds	5,323	5,323	---	---
Cash and cash equivalents	334	---	334	---

Total	$6,294	5,960	334	---
Other pending transactions	(141)	(141)	---	---

Total fair value of plan assets	$6,153	5,819	334	---

Multinational savings plan measured at fair value:
Equity securities:
Common stock	$3,350	3,350	---	---
American depository receipts	50	50	---	---
Corporate debt securities	1,567	---	1,567	---
Cash and cash equivalents	39	---	39	---

Total fair value of plan assets	$5,006	3,400	1,606	---

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

The company had no spot contracts outstanding at December 31, 2010. The company had 10 foreign exchange spot contracts outstanding at March 31, 2010, which totaled $4.7 million.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010, the company had four British Pound forward contracts outstanding totaling $8.7 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its Merchant Navy Officers Pension Fund (MNOPF) liability of $9.3 million as disclosed in Note (6) and elsewhere in this document. The forward contracts have varying expiration dates between March 2011 and June 2012. The combined change in fair value of these four forward contracts at December 31, 2010 was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the nine-months ended December 31, 2010, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company had no forward contracts outstanding at March 31, 2010.

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

The company performed a review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2010, which resulted in the company recording $2.0 million in impairments on four stacked vessels to write down the carrying value of the four assets to a combined fair value of $4.7 million. The company recorded $1.8 million in impairments during the quarter ended September 30, 2010 to write down the carrying value of an asset to its estimated fair value of $1.8 million. The company recorded $1.3 million in impairments during the quarter ended June 30, 2010, and the combined fair value of three vessels that incurred the impairments was $4.5 million. The company recorded $1.7 million in impairments during the quarter ended December 31, 2009, on three stacked vessels to write down the carrying value of the three assets to a combined fair value of $4.9 million. The impairment charges were recorded in gain on asset dispositions, net.

(8)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at December 31, 2010 and March 31, 2010 are as follows:

(In thousands)	December 31, 2010	March 31, 2010

Recoverable insurance losses	$5,304	12,809
Deferred income tax assets	54,996	35,635
Other	40,172	36,094

	$100,472	84,538

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of accrued expenses at December 31, 2010 and March 31, 2010 are as follows:

(In thousands)	December 31, 2010	March 31, 2010

Payroll and related payables	$35,781	31,385
Commissions payable	17,098	15,783
Accrued vessel expenses	57,262	53,521
SEC and DOJ settlements	---	11,396
Other accrued expenses	13,115	7,400

	$123,256	119,485

A summary of other current liabilities at December 31, 2010 and March 31, 2010 are as follows:

(In thousands)	December 31, 2010	March 31, 2010

Income tax payables	$16,461	1,177
Deferred credits - current	12,986	12,559
Dividend Payable	38	9

	$29,485	13,745

A summary of other liabilities and deferred credits at December 31, 2010 and March 31, 2010 are as follows:

(In thousands)	December 31, 2010	March 31, 2010

Postretirement benefits liability	$28,715	29,512
Pension liability	37,432	33,146
Deferred gain on vessel sales	39,568	39,568
Income taxes	5,072	4,450
Other	15,972	18,626

	$126,759	125,302

(9)	SALE/LEASEBACK ARRANGEMENTS

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into a bareboat charter agreements with that purchaser.

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

The company tests goodwill impairment annually at the reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its U.S. and international operations. The company performed its annual impairment test as of December 31, 2010, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill as of December 31, 2010 and 2009 is $328.8 million.

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

The company follows the disclosure requirements of ASC 280, Segment Reporting, and operates in two business segments: International and United States. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and the nine-month periods ended December 31, 2010 and 2009. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2010	2009	2010	2009

Revenues:
Vessel revenues:
International	$249,190	254,586	727,914	812,472
United States	20,443	19,921	70,585	67,034

	269,633	274,507	798,499	879,506
Other marine revenues	2,142	11,998	2,901	29,132

	$271,775	286,505	801,400	908,638

Vessel operating profit:
International	$48,937	66,893	123,067	195,375
United States	1,210	1,527	11,945	5,370

	50,147	68,420	135,012	200,745
Corporate expenses	(9,188)	(8,289)	(30,815)	(31,232)
Gain on asset dispositions, net	2,425	5,151	11,621	23,063
Other marine services	(782)	1,211	(1,057)	2,150

Operating income	$42,602	66,493	114,761	194,726

Foreign exchange gain (loss)	973	161	2,147	(4,677)
Equity in net earnings of unconsolidated companies	3,291	3,732	8,766	14,704
Interest income and other, net	1,074	978	3,481	4,648
Interest and other debt costs	(3,646)	(583)	(6,405)	(1,110)

Earnings before income taxes	$44,294	70,781	122,750	208,291

Depreciation and amortization:
Marine equipment operations:
International	$31,654	29,942	95,490	87,780
United States	2,784	2,516	8,530	7,948
General corporate depreciation	620	276	1,833	915

	$35,058	32,734	105,853	96,643

Additions to properties and equipment:
Marine equipment operations:
International	$109,034	79,465	484,937	272,086
United States	5,904	11,756	19,653	31,224
General corporate	2,239	260	4,050	703

	$117,177	91,481	508,640	304,013

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at December 31, 2010 and March 31, 2010:

(In thousands)	December 31, 2010	March 31, 2010

Total assets:
Marine:
International	$3,178,226	2,781,444
United States	369,983	334,182

	3,548,209	3,115,626
Investments in, at equity, and advances to unconsolidated companies	36,464	40,614

	3,584,673	3,156,240
General corporate	170,867	137,117

	$3,755,540	3,293,357

The following table discloses the amount of revenue for the company’s International and United States segments, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and the nine-month periods ended December 31, 2010 and 2009:

	Quarter Ended December 31,				Nine Months Ended December 31,
(In thousands)	2010	%	2009	%	2010	%	2009	%

REVENUES BY VESSEL CLASS:
International-based fleet:
Deepwater vessels	$96,540	36%	81,670	30%	274,328	34%	224,478	26%
Towing-supply/supply	122,412	45%	144,500	53%	366,306	46%	491,153	56%
Crew/utility	20,534	8%	19,812	7%	59,456	7%	67,775	8%
Offshore tugs	9,704	4%	8,604	3%	27,824	3%	28,499	3%
Other	---	---	---	---	---	---	567	<1%
Total	$249,190	92%	254,586	93%	727,914	91%	812,472	92%
United States-based fleet:
Deepwater vessels	$12,373	5%	12,554	5%	46,093	6%	40,565	5%
Towing-supply/supply	7,738	3%	6,931	3%	23,299	3%	23,788	3%
Crew/utility	332	<1%	436	<1%	1,193	<1%	2,681	<1%
Total	$20,443	8%	19,921	7%	70,585	9%	67,034	8%
Worldwide fleet:
Deepwater vessels	$108,913	40%	94,224	34%	320,421	40%	265,043	30%
Towing-supply/supply	130,150	48%	151,431	55%	389,605	49%	514,941	59%
Crew/utility	20,866	8%	20,248	7%	60,649	8%	70,456	8%
Offshore tugs	9,704	4%	8,604	3%	27,824	3%	28,499	3%
Other	---	---	---	---	---	---	567	<1%
Total	$269,633	100%	274,507	100%	798,499	100%	879,506	100%

(13)	SUBSEQUENT EVENTS

The company took possession of one anchor handling towing supply vessel in January 2011 for an approximate purchase price of $11.7 million. Please refer to Note (6) - Commitment and Contingencies.

In January 2011, the company amended and extended its amended and restated revolving credit facility to a $575.0 million facility (“New Facilities”) for a five year period maturing January 2016. The New Facilities include a $125.0 million term loan (“Term Loan”) and a $450.0 million revolving line of credit (“Revolver”). Please refer to Note (5) – Debt for a detailed disclosure regarding the company’s New Facilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2010, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 2010 and 2009, and of cash flows for the nine-month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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
February 4, 2011

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations. Some of these risks are discussed in this report and include, without limitation, volatility in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation, especially in higher risk countries where we operate; foreign currency fluctuations; labor influences proposed by international conventions; increased regulatory burdens and oversight following the Deepwater Horizon incident; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

Our Business

The company provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater operates in two reportable segments: International and the United States, and the company has one of the broadest global operating footprints in the offshore energy industry. Operations are conducted in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At December 31, 2010, the company had 384 vessels (including joint-venture vessels and vessels withdrawn from service) servicing the global energy industry. The company provides services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with other energy service companies, our business activity is largely dependent on the level of drilling and exploration activity by our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. In addition, since the Deepwater Horizon incident, the level of drilling activity off the continental shelf of the Gulf of Mexico has dwindled while the federal government evaluated the causes of the incident and announced a plan for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. At December 31, 2010, no drilling permits for deepwater exploration activity had been issued since the Deepwater Horizon incident in April 2010.

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

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels typically require more frequent and more expensive repairs and drydockings. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating cost), can also result in expensive drydockings, even in the early years of a vessel’s useful life due to these vessels’ larger relative size and greater relative complexity. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can affect drydock costs, which are primarily included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons more difficult.

Although the company attempts to efficiently manage its fleet drydocking schedule to minimize the disruptive effect on its revenues and costs, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in drydocking costs and days off hire (due to vessels being drydocked) contributed to quarterly volatility in repair and maintenance costs and revenue. In addition, some of the more recently constructed vessels are now experiencing their first or second required regulatory drydockings.

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations in addition to changes in fuel prices.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and the cost of insurance, and can fluctuate from time to time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for third-party liability losses with limits that it believes are reasonable for its operations. Insurance limits are reviewed annually and third-party coverage is purchased based on the expected scope of on-going operations and the cost of third-party coverage.

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

The Past and Potential Future Impact of the Deepwater Horizon Disaster on Our Business

As an international company that derives over 90% of its revenues from operations outside of United States territorial waters, we believe that the overall impact of the Deepwater Horizon will not have a significant immediate impact on our overall operations or financial performance. Less than 7% of our total fleet operates in the U.S. GOM, and, if necessary, these vessels can be mobilized to serve other markets if demand for their services does not continue to exist in the U.S. GOM because of any precipitous and long-term reduction in the level of drilling and exploration activity in that region.

The company’s vessel day rates in the U.S. GOM trended higher during the first half of fiscal 2011 due to the strong demand for vessels to assist with the oil spill response effort since the April 2010 explosion and collapse of the rig. During the first half of fiscal 2011, all of the company’s available-for-work U.S. segment vessels were working at relatively high utilization rates. This helped drive utilization rates higher for the first half of fiscal 2011 as compared to the same period during fiscal 2010. However, during the quarter ended December 31, 2010, demand for the company’s vessels decreased as work related to the oil spill response effort declined significantly. As a result, the company transferred three deepwater vessels to international markets because the vessels would otherwise become less marketable if they remained in the U.S. GOM due to the uncertainty surrounding the U.S. GOM permitting process as discussed below.

Although the United States government lifted the moratorium on deepwater drilling and permitting on October 12, 2010, new regulations of the Bureau of Ocean Energy Management (BOEM) calling for additional safety measures and inspections continue to create uncertainty as to when permits will be issued and drilling activity recommences. As of the date of this report, no permits for deepwater drilling have been issued since the Deepwater Horizon incident. Moreover, since the rig explosion, the approval process for shallow water drilling permits has also slowed significantly. Based on published reports, we expect that the re-commencement of new drilling activities in the Gulf of Mexico will be a slow process. Over the longer term, we, like others that operate in the U.S. GOM, are concerned over the impacts on exploration and field development (and particularly deepwater exploration and field development) and operating costs resulting from the new safety standards and other regulatory responses to the rig explosion and oil spill. The new rules and requirements could reduce the level of drilling activity and suppress the demand for our services, which could have a material adverse effect on our United States operations.

If exploration and production activity migrates from the U.S. GOM to international markets because of additional regulation and higher operating costs in the U.S. GOM, it is also possible that other offshore supply vessel owners will redeploy additional vessels to international markets. This could increase competition and have a negative effect on vessel utilization and day rates in international markets, depending on the number of drilling rigs that exit the U.S. GOM and move to international markets.

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

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010, however, representatives of Sonangol and Tidewater agreed to extend the expiration date of the joint venture agreement to January 31, 2011. The purpose of the extension was to give the parties additional time to negotiate the terms of a new, more permanent joint venture agreement.

As of the date of the filing of this Form 10Q, Sonangol and Tidewater have not agreed on the terms of a new joint venture agreement. Further, the existing joint venture agreement has expired except to the extent described in the following paragraph. The company continues to pursue either a re-institution of the expired joint venture agreement or a new, more permanent joint venture agreement. Although the company continues in its efforts to resolve the matter and continue the joint venture relationship, no assurances can be given that these discussions will be successfully concluded or whether such terms will be advantageous to the company. Failing to further extend the existing Sonatide joint venture or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to effectively compete for business in Angola in the future. More Tidewater vessels are deployed in Angola and more revenue is derived from our operations in Angola than in or from any of Tidewater’s other countries of operation. While the company continues to be hopeful that matters with Sonangol can be resolved productively, it is also undertaking a review of its available options for the future deployment of its Angolan fleet if a resolution on acceptable terms cannot be achieved.

Prior to January 31, 2011, Sonangol agreed to continue the Sonatide joint venture to the extent required to fulfill several new or renewed charterparty agreements with customers in Angola that extend well beyond January 31, 2011. These charterparty agreements cover a substantial portion of our vessels in Angola. Accordingly, while it is unclear as to Sonangol’s willingness to further extend existing charterparty agreements or enter into new charterparty agreements until joint venture agreement issues are resolved, the joint venture has been extended, on a charter by charter basis, to fulfill the remaining term of the current charters for approximately two-thirds of the vessels owned by the joint venture and the Tidewater-owned vessels operating in Angola. The remaining term on these charters ranges from one month to approximately 40 months, with a median contract term of approximately 11 months. In addition, we have no reason to believe that Sonangol or Sonatide has any other intention than to allow the remaining operating vessels to fulfill their current charterparty agreements, and these vessels continue to do so as of the date of the filing of this Form 10Q.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the Convention) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on that ship) that are engaged in commercial activities. To date, this Convention has been ratified by eleven countries, namely, the Bahamas, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Liberia, Marshall Islands, Norway, Panama, St. Vincent and the Grenadines, and Spain, representing in excess of 33% of the world’s vessel tonnage. If adopted by an additional 19 countries, then within 12 months thereof, the Convention will become law. In the unlikely event that ratification were to be achieved in 2011, the Convention would become law in 2012 or 2013, depending upon the date of final ratification. Even though the company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues, and the Company continues to work with industry representatives to oppose ratification of this Convention, the Company will continue to review and assess its seafarer labor relationships and social protections in light of the Convention requirements. Should this Convention become law, the company and its customers’ operations may be negatively affected by future compliance costs.

Egypt Operations

The recent unrest and protests in Egypt have received extensive media coverage in the last few weeks. The company has operations in Egypt, although our vessels in Egypt number less than ten and some of these vessels are currently stacked. The vessels that are not stacked currently continue to operate in the normal course of business. It is possible however, that continuing unrest could further impair operations of the company’s vessels (such as a shortage of fuel or food) or the operations of our customers. In either event, an event of force majeure could eventually be declared by either the company or its customers. In the event of a declaration of force majeure, our customers would be relieved from the obligation to pay charter hire during the period of force majeure. If the force majeure event lasted for a specified period, either the company or our customer could elect to terminate the charter agreement. Our biggest customer in Egypt (both in terms of vessel count and revenue) is the Gulf of Suez Petroleum Company (GUPCO).

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

Oil prices gradually recovered and stabilized in the range of $75 to $85 per barrel during calendar year 2010 due to signs of improvement in the global economy and, in part, because the Organization of Petroleum Exporting Countries (OPEC) reduced its crude oil production targets by more than 6.0% over the last 2 years in an effort to stabilize crude oil prices. During the most recent OPEC meeting in mid-December 2010, OPEC officials voted to maintain its existing production targets. The company expects that utilization and day rates for its internationally-based vessels will continue to be correlated with oil prices, which in mid-January 2011 were trading over $90 per barrel, drilling and exploration activity and the resulting demand for the company’s vessels in the various international markets.

The number of deployed drilling rigs in the U.S. offshore market is generally the primary driver of the company’s expected activity levels and future profitability in the U.S. market. The offshore rig count in the U.S. GOM remains at historically low levels, in part because the strength of the international drilling market has attracted numerous offshore drilling rigs from the U.S. to various international markets over the past several years. Exploration and field development activity in the U.S. GOM had fallen off significantly, particularly in shallow water areas. As a consequence, the demand for offshore marine vessels in the shallow water U.S. GOM diminished over the past few years and declined further in late calendar year 2008 and into 2009 due to the weaker demand for energy discussed earlier. Prior to the April 2010 catastrophic explosion of the Deepwater Horizon drilling rig (and the resulting oil spill and drilling moratorium), exploration and field development activity in the deepwater areas of the U.S. GOM was reasonably strong despite weak overall market fundamentals in the U.S. GOM. As described below, the Deepwater Horizon incident, and potentially wide-ranging regulatory responses to the incident have had, and are expected to continue to have a material impact on activity levels, particularly in deepwater areas. Other than the impact of new regulations, the company’s U.S.-based vessel fleet should be affected more by the active offshore rig count in the United States than by any other single outside influence.

Natural gas prices, which in mid-January 2011 were trading in the $4.20 - $4.45 Mcf range, trended higher during December 2010 due to stronger demand for the resource from the industrial sector and higher consumer demand resulting from a colder-than-normal weather in North America and Europe. Although the pricing trend bodes well for activity in the mid and shallow water depths of the U.S. GOM market in the near-term, the rise in production of unconventional gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) exporting facilities around the world are contributing to an over-supplied natural gas market. This exerts downward pricing pressures on the resource. While production of natural gas from unconventional sources is a relatively small portion of the worldwide natural gas production, it is expected to grow in the future. Despite recent increases in demand for natural gas, inventories for the resource in the U.S. continue to be oversupplied. High inventory levels are attributable to the increase of unconventional gas in the market, as well as a reduction in demand for the resource due to the global recession. Prolonged increases in the supply of natural gas, whether the supply comes from conventional or unconventional production will exert downward pressures on prices for natural gas. A prolonged downturn in natural gas prices can negatively impact the exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the company’s U.S. segment.

During the nine-month period ended December 31, 2010, vessel day rates in the U.S. GOM offshore vessel market trended higher as the normal supply/demand fundamentals were affected by to the strong demand for vessels to assist with the U.S. Gulf oil spill response effort following the Deepwater Horizon explosion in April 2010. Increased demand for the company’s vessels helped drive utilization rates for the company’s U.S. segment higher during the nine-month period ended December 31, 2010, as compared to the same periods during fiscal 2010. All of the company’s available-for-work U.S. segment vessels were working at relatively full utilization, including a number of the company’s vessels assisting with the oil spill containment effort that was underway during the six-month period ended September 30, 2010; however, by September 30, 2010 and throughout the quarter ended December 31, 2010, vessel demand related to the oil spill containment effort had declined significantly.

Many drilling operators and offshore oil and gas support service companies expressed concern over the impacts on exploration and field development (and particularly deepwater exploration and field development) and operating costs resulting from the new safety standards and other regulatory responses to the rig explosion and oil spill. Although the United States government lifted the moratorium on deepwater drilling and permitting on October 12, 2010, new regulations of the BOEM calling for additional safety measures and inspections continues to create uncertainty. As of the date of this report, no permits for deepwater drilling have been issued since the Deepwater Horizon incident. Moreover, since the rig explosion, the approval process for shallow water drilling permits has also slowed significantly. Based on published reports, we expect that the re-commencement of new drilling activities in the Gulf of Mexico will be a slow process. It appears likely that the pace for obtaining permits, whether for shallow water or deepwater drilling, will continue to be slow through 2011. Given the historically strong correlation between drilling and exploration activity and demand for the company’s vessels in the U.S. GOM, the company expects utilization rates and day rates for its vessels in the U.S. GOM market to continue to be weak if compliance with the new regulations causes drilling operators to relocate drilling rigs to international markets. However, a significant portion of the company’s operations are conducted internationally, and as such, the company’s international vessel operations remain the primary driver of its revenue and earnings.

Historically, when the U.S. market weakened, the company would redeploy some of its highly mobile assets to international markets where, market conditions permitting, the vessels could benefit from stronger demand and average day rates and from statutory income tax rates that are generally lower than those in the U.S. The company’s ability to mitigate the effects of a weak U.S. GOM market by redeploying vessels to other markets could be reduced due to the recent challenges in international markets. The company continues to assess the demand for vessels in the U.S. GOM and in the various international markets and may relocate additional vessels to international areas and between international areas if and when the need arises. The cost of mobilizing vessels to a different market is sometimes for the account of the company and sometimes for the account of a contracting customer, depending upon market conditions within a particular market.

Certain oil and gas industry analysts are reporting in their 2011 E&P expenditures (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase by approximately 11% over calendar year 2010 levels. The surveys forecast that international capital spending budgets will increase approximately 12% while North American capital spending budgets are forecast to increase approximately 8.1%. The industry analyst reports that the gains in international spending will be led by the “super major” international oil companies and the national oil companies. It is anticipated that the North American capital budget increases will primarily be spent onshore rather than offshore. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $77 average price per barrel of oil and an approximate $4.27 per mcf average natural gas price for calendar 2011.

In recent years, international deepwater has been a growing part of the worldwide offshore crude oil and natural gas markets and a source of growth for the company. International deepwater did not experience significant negative effects from the recent global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions in regards to crude oil and natural gas prices. These projects are therefore considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next three to four years, the worldwide movable drilling rig count (currently estimated at approximately 820 movable offshore rigs worldwide, approximately thirty percent of which are designed to operate in deeper waters) will increase as approximately 120 new-build offshore rigs that are currently on order and under construction are delivered. Of the estimated 820 movable offshore rigs worldwide, approximately 530 are currently working. It is further estimated that approximately fifty percent of these new build rigs are built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years by approximately one third. Investment is also being made in the floating production market, with approximately 55 new floating production units currently under construction and are expected to be delivered over the next five years and beyond to supplement the current approximately 335 floating production units worldwide. To the extent the rigs are built and delivered, it is believed that the new build rigs will largely target international regions rather than the U.S. GOM due to longer contract durations, generally lower operating costs (including insurance costs) and higher drilling day rates available in the international markets. Future additional regulatory oversight and control with respect to offshore drilling in the U.S. GOM following the explosion of the Deepwater Horizon may also increase the relative appeal of international markets.

According to ODS-Petrodata, the global offshore supply vessel market has approximately 385 new-build offshore support vessels (platform supply vessels and anchor handlers only) at December 31, 2010, that are currently estimated to be under construction and that are expected to be delivered to the worldwide offshore vessel market primarily over the next three years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,590 vessels, of which approximately 9% are stacked. An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly in the context of declining levels of exploration, field development and production activity. However, the worldwide offshore marine vessel industry also has a large number of aging vessels, including more than 780 vessels that are at least 25 years old, that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a sizeable portion of these aging vessels would likely mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created with the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet. It is unknown at this time the extent to which the recovery from the recent worldwide recession will influence the utilization of equipment currently in existence or the ultimate timing of delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction. Analysts have reported some offshore vessel construction contract cancellations as a result of the foregoing factors, which may reduce the ultimate number of vessels built and delivered.

Fiscal 2011 Business Highlights

During the nine months ended December 31, 2010, the company continued its focus on maintaining its competitive advantages, maintained its market share in international markets where it operates, and continued to modernize its vessel fleet to generate future earnings capacity while removing from active service certain traditional vessels that currently have fewer market opportunities because customer demand for such vessels has declined significantly. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations and maintaining disciplined cost control.

The company’s consolidated net earnings during the nine months ended December 31, 2010 decreased 54%, or $109.0 million, as compared to the same period in fiscal 2010, due primarily to an approximate 12% decrease in total revenues and a $23.4 million, increase in income taxes as disclosed in Note (3) of Notes to Unaudited Condensed Consolidated Financial Statements. The company recorded $801.4 million in revenues during the nine months ended December 31, 2010, which is a decrease of approximately $107.2 million over the revenue earned during the same period of fiscal 2010. Also, earnings for the nine months ended December 31, 2009 included a $49.1 million provision for Venezuelan operations and the reversal of $34.3 million income tax liabilities as previously disclosed in previous SEC filings.

Vessel revenues generated by the company’s international segment decreased approximately 10%, or $84.6 million, during the nine months ended December 31, 2010 as compared to the same period in fiscal 2010, while vessel revenues generated by the U.S. segment increased approximately $3.6 million, or 5%, during the same comparative periods. Also, the nine months ended December 31, 2009, included $11.3 million of revenues generated by the company’s Venezuelan operations. Other marine revenues decreased approximately $26.2 million, or 90%, during the same comparative periods primarily because ship construction at the company’s shipyards for unaffiliated customers has declined. International segment vessel operating costs increased approximately 7%, or $28.6 million, while the company’s U.S. segment vessel operating costs decreased approximately 7%, or $2.9 million, during the nine months ended December 31, 2010 as compared to the same period in fiscal 2010. Costs of other marine revenues decreased approximately $22.7 million, or 87%, during the same comparative periods. A significant portion of the company’s operations are conducted internationally; therefore, the company’s international vessel operations are the primary driver of its revenue and earnings. Revenues generated from international vessel operations as a percentage of the company’s total vessel revenues were 92% during the nine months ended December 31, 2010 and 92% during the same period in fiscal 2010.

At December 31, 2010, the company had 369 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 15.8 years. The average age of 191 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 4.5 years. The remaining 178 vessels have an average age of 28.0 years. During the nine months ended December 31, 2010 and 2009, the company’s newer vessels generated $633.4 million and $574.5 million, respectively, of revenue and accounted for 88.4%, or $277.1 million, and 70.5%, or $296.0 million, respectively, of total vessel margin (vessel revenues less vessel operating cost). Vessel operating costs for the company’s new vessels exclude depreciation of $72.2 million and $55.2 million, respectively, during the same comparative periods.

Results of Operations

The following table compares revenues and operating expenses (excluding general and administrative expense, depreciation expense, provision for Venezuelan operations, and gain on asset dispositions, net) for the company’s vessel fleet and the related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2010 and 2009 and for the quarter ended September 30, 2010. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other marine revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

		Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)		2010	%	2009	%	2010	%	2009	%	2010	%

Revenues:
Vessel revenues:
International	$	249,190	92%	254,586	89%	727,914	91%	812,472	89%	241,579	90%
United States		20,443	8%	19,921	7%	70,585	9%	67,034	7%	25,291	9%

		269,633	99%	274,507	96%	798,499	100%	879,506	97%	266,870	100%
Other marine revenues		2,142	1%	11,998	4%	2,901	<1%	29,132	3%	230	<1%

	$	271,775	100%	286,505	100%	801,400	100%	908,638	100%	267,100	100%

Operating costs:
Vessel operating costs:
Crew costs	$	84,412	31%	79,458	28%	255,045	32%	240,947	27%	89,941	34%
Repair and maintenance		26,107	10%	24,386	9%	84,991	11%	81,472	9%	31,791	12%
Insurance and loss reserves		6,071	2%	1,735	1%	14,994	2%	9,794	1%	4,513	2%
Fuel, lube and supplies		16,399	6%	13,210	5%	47,757	6%	41,265	5%	16,437	6%
Vessel operating leases		4,492	2%	4,494	2%	13,472	2%	10,564	1%	4,490	2%
Other		23,116	9%	24,905	9%	68,813	9%	75,323	8%	22,720	9%

		160,597	59%	148,188	52%	485,072	61%	459,365	51%	169,892	64%
Costs of other marine revenues		2,705	1%	10,565	4%	3,403	<1%	26,147	3%	203	<1%

	$	163,302	60%	158,753	55%	488,475	61%	485,512	53%	170,095	64%

The following table subdivides vessel operating costs presented above by the company’s International and United States segments and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2010 and 2009 and for the quarter ended September 30, 2010.

		Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)		2010	%	2009	%	2010	%	2009	%	2010	%

Vessel operating costs:
International:
Crew costs	$	77,595	29%	71,944	25%	231,245	29%	215,437	24%	81,390	30%
Repair and maintenance		22,375	8%	21,693	8%	76,601	10%	73,667	8%	28,753	11%
Insurance and loss reserves		5,403	2%	1,740	1%	13,505	2%	7,314	1%	4,410	2%
Fuel, lube and supplies		15,732	6%	12,772	4%	46,066	6%	39,349	4%	15,912	6%
Vessel operating leases		4,000	1%	3,707	1%	11,407	1%	8,204	1%	3,704	1%
Other		22,727	8%	24,520	9%	67,489	8%	73,784	8%	22,307	8%

		147,832	54%	136,376	48%	446,313	56%	417,755	46%	156,476	59%
United States:
Crew costs	$	6,817	3%	7,514	3%	23,800	3%	25,510	3%	8,551	3%
Repair and maintenance		3,732	1%	2,693	1%	8,390	1%	7,805	1%	3,038	1%
Insurance and loss reserves		668	<1%	(5)	<1%	1,489	<1%	2,480	<1%	103	<1%
Fuel, lube and supplies		667	<1%	438	<1%	1,691	<1%	1,916	<1%	525	<1%
Vessel operating leases		492	<1%	787	<1%	2,065	<1%	2,360	<1%	786	<1%
Other		389	<1%	385	<1%	1,324	<1%	1,539	<1%	413	<1%

		12,765	5%	11,812	4%	38,759	5%	41,610	5%	13,416	5%

Total operating costs	$	160,597	59%	148,188	52%	485,072	61%	459,365	51%	169,892	64%

As a result of the uncertainty of a certain customer to make payment of vessel charter hire, the company has deferred the recognition of approximately $9.2 million of billings as of December 31, 2010 ($9.2 million of billings as of March 31, 2010), which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced.

Although we currently have no ongoing business with this customer, the company is continuing efforts to collect all amounts due from this customer.

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2010 and 2009 and for the quarter ended September 30, 2010 consist of the following:

		Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)		2010	%	2009	%	2010	%	2009	%	2010	%

Vessel operating profit:
International	$	48,937	18%	66,893	23%	123,067	15%	195,375	22%	31,025	12%
United States		1,210	<1%	1,527	1%	11,945	1%	5,370	1%	5,251	2%

		50,147	18%	68,420	24%	135,012	17%	200,745	22%	36,276	14%
Corporate expenses		(9,188)	(3%)	(8,289)	(3%)	(30,815)	(4%)	(31,232)	(3%)	(12,864)	(5%)
Gain on asset dispositions, net		2,425	1%	5,151	2%	11,621	1%	23,063	3%	3,638	1%
Other marine services		(782)	(<1%)	1,211	<1%	(1,057)	(<1%)	2,150	<1%	(158)	(<1%)

Operating income		42,602	16%	66,493	23%	114,761	14%	194,726	21%	26,892	10%

Foreign exchange gain (loss)		973	<1%	161	<1%	2,147	<1%	(4,677)	(1%)	(436)	(<1%)
Equity in net earnings of unconsolidated companies		3,291	1%	3,732	1%	8,766	1%	14,704	2%	2,785	1%
Interest income and other, net		1,074	<1%	978	<1%	3,481	<1%	4,648	1%	2,029	1%
Interest and other debt costs		(3,646)	(1%)	(583)	(<1%)	(6,405)	(1%)	(1,110)	(<1%)	(1,686)	(1%)

Earnings before income taxes	$	44,294	16%	70,781	25%	122,750	15%	208,291	23%	29,584	11%

International Segment Operations

Internationally-based vessel revenues decreased 2% and 10%, or $5.4 million and $84.6 million, respectively, during the quarter and nine-month period ended December 31, 2010, respectively, as compared to the same periods in fiscal 2010, primarily due to decreases in utilization rates and average day rates on the towing supply/supply class of vessels as a result of weaker demand for this vessel class, and due to the stacking of vessels. In addition, the company’s revenues decreased during the comparative year-to-date periods ended December 31 because of the loss of revenue from the seizure of its Venezuelan operations in May and July of 2009. The company’s Venezuelan operations contributed no revenues during the nine-month period ended December 31, 2010 as compared to $11.3 million of revenues contributed during the nine-month period ended December 31, 2009. The decline in the towing supply/supply class of vessels revenues, during the quarter and nine-month period ended December 31, 2010, was partially offset by an increase in revenues earned by the company’s deepwater class of vessels due to the addition of 23 deepwater class of vessels to the international fleet throughout fiscal 2010 and during the nine months ended December 31, 2010 following the addition of newly-built and acquired deepwater vessels to the fleet and the transfer of deepwater class vessels from the U.S. GOM market.

Average day rates for all internationally-based vessels, during the quarter and nine-month period ended December 31, 2010, were comparable to the average day rates achieved during the same periods in fiscal 2010, which reflects a change in the mix of vessels operating during the quarter and the nine-month period ended December 31, 2010. As a general matter, leading edge day rates are declining across vessel classes; however, the impact of this decline on average day rate statistics has been mitigated by vessel charter contracts entered into in fiscal 2010 and prior years and a change in the mix of vessels that worked during the quarter and the nine-month period ended December 31, 2010, relative to the quarter and the nine-month period ended December 31, 2009. In particular, the company added 52 new vessels to the fleet since the first quarter of fiscal 2010 and stacked 95 older, traditional vessels throughout fiscal 2010 and during the nine months ended December 31, 2010, and the traditional vessels generally earn lower day rates than newer vessels. As a result, the average working vessel during the quarter and the nine-month period ended December 31, 2010 earned a higher average day rate than the average working vessel during the quarter and the nine-month period ended December 31, 2009.

As noted, the company continued to stack and remove from its active fleet of internationally-based vessels those vessels that could not find attractive charter contracts. At the beginning of fiscal 2011, the company had 63 internationally-based vessels that were stacked. During the nine months ended December 31, 2010, the company stacked 43 additional vessels, sold and/or disposed of 20 vessels from the previously stacked vessel fleet, and returned to international service one vessel, resulting in a total of 85 stacked internationally-based vessels as of December 31, 2010. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. Stacked vessels depressed international utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates.

The company’s towing supply/supply vessels were responsible for the majority of the revenue decline realized during the quarter and nine-month period ended December 31, 2010, as compared to the same periods during fiscal 2010. The company’s towing supply/supply vessels accounted for approximately $22.1 million and $124.8 million of the revenue decline (an approximate 15% and 25% decrease, respectively) during the quarter and nine-month period ended December 31, 2010, respectively, as compared to the same periods during fiscal 2010, due to a nine and 15 percentage point, respective decrease in utilization rates, and an approximate 3% decrease in average day rates resulting from weaker demand for the company vessels, vessel sales, and the seizure of vessels by the Venezuelan government. Increased revenue generated by the company’s deepwater class of vessels partially offset revenue losses incurred by the other vessel classes operating in the international segment. Revenues earned by the deepwater class of vessels increased approximately 18% ($14.9 million) and 22%, ($49.9 million), respectively, during the quarter and nine-month period ended December 31, 2010, as compared to the same periods during fiscal 2010, due to a modest one percentage point increase in utilization rates during the comparative periods and, more importantly, due to an increase in the number of deepwater vessels operating in the international market following the addition of newly-built and acquired deepwater vessels to the fleet.

Vessel operating profit for internationally-based vessels decreased approximately 27% ($18.0 million) and 37% ($72.3 million), during the quarter and the nine-month period ended December 31, 2010, respectively, as compared to the same periods during fiscal 2010, because of lower revenues and higher operating costs, which were respectively up approximately 8% ($11.5 million) and 7% ($28.6 million) relative to the comparable periods in fiscal 2010 (primarily crew costs, repair and maintenance costs, vessel operating leases and fuel, lube and supply costs). Vessel operating profit also decreased during the same comparative periods because of an approximate 6% and 9%, or $1.7 million and $7.7 million, respective increase in depreciation expense. Depreciation expense increased during the quarter and the nine-month period ended December 31, 2010, as compared to the same periods during fiscal 2010, because of newly-constructed and acquired vessels that were added to the international fleet.

Crew costs increased approximately 8%, or $5.7 million, during the quarter ended December 31, 2010, as compared to the same period during fiscal 2010, due to an increase in the number of internationally-based vessels. Crew costs increased approximately 7%, or $15.8 million, during the nine-month period ended December 31, 2010, as compared to the same period during fiscal 2010, due to an increase in the number of internationally-based vessels and because of a $6.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Repair and maintenance costs increased approximately 3% and 4%, or $0.7 million and $2.9 million, respectively, during the quarter and the nine-month period ended December 31, 2010, respectively, as compared to the same periods during fiscal 2010. This trend largely reflects a greater number of drydockings being performed during the current periods. In particular, during the nine-months ended December 31, 2010, the company performed the second and third of four expected drydockings of our largest anchor handling towing supply vessel class of vessels that we expect to complete in fiscal 2011.

International vessel operating lease costs increased approximately $0.3 million, or 8%, during the quarter ended December 31, 2010, because one vessel operating under an operating lease transferred from the U.S. GOM to an international market during the quarter ended December 31, 2010. International vessel operating lease costs increased approximately $3.2 million, or 39%, during the nine-month period ended December 31, 2010 because the company entered into six additional vessel operating leases during fiscal 2010, as disclosed in Note (9) of Notes to Unaudited Condensed Consolidated Financial Statements and in the “Off-Balance Sheet Arrangements” section of this report. Fuel, lube and supply costs were higher by approximately 23% and 17%, or $3.0 million and $6.7 million, respectively, during the quarter and the nine-month period ended December 31, 2010, as compared to the same periods during fiscal 2010, respectively, due to vessel mobilizations on the company’s newly delivered vessels and because of vessels mobilizing from one international area to a different international area.

Internationally-based vessel revenues increased approximately 3%, or $7.6 million, during the third quarter of fiscal 2011 as compared to the revenues earned by the internationally-based vessels during the second quarter of fiscal 2011, primarily due to the addition of four deepwater class of vessels to the international fleet during the current quarter (three vessels mobilized from the U.S. GOM and one was acquired). Revenues earned by the deepwater class of vessels increased approximately $8.3 million, or approximately 10%, relative to the second quarter of fiscal 2011. The company’s crew/utility classes of vessels and offshore tugs also saw an increase in revenues of approximately $0.7 million and $0.9 million, or approximately 4% and 11%, respectively, as compared to the second quarter of fiscal 2011. The company’s towing supply/supply vessels experienced an approximate 2%, or $2.4 million, decline in revenue during the current quarter as compared to the second quarter of fiscal 2011.

Vessel revenues, utilization percentages and average day rates by vessel class for the international segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

Vessel operating profit for the internationally-based vessels increased approximately 6%, or $17.9 million, during third quarter of fiscal 2011 as compared to the second quarter of fiscal 2011, due to higher revenues and an approximate 6%, or $8.6 million, decrease in operating costs (primarily crew costs and repair and maintenance costs). Crew costs decreased approximately 5%, or $3.8 million, during the comparative periods, because the second quarter of fiscal 2011 included a $6.0 million MNOPF-related charge as disclosed above and elsewhere in this document. Had the previous quarter not incurred the MNOPF related charge, crew costs would have increased approximately 3%, or $2.2 million, during the comparative periods, due to an increase in the number of internationally-based vessels as a result of vessels mobilizing from the U.S. GOM and because of a vessel acquisition. Repair and maintenance costs decreased, approximately 22%, or $6.4 million, during the third quarter of fiscal 2011 as compared to the second quarter of fiscal 2011, due to a greater number of drydockings being performed during the second quarter, including the second and third of four expected drydockings being performed on our largest anchor handling towing supply vessels in fiscal 2011.

United States Segment Operations

Vessel revenues generated by the U.S.-based vessels increased 3%, or $0.5 million, during the quarter ended December 31, 2010, as compared to the same period in fiscal 2010, due to higher utilization on the towing supply/supply vessels. Vessel revenues from the U.S.-based vessels increased 5%, or $3.6 million, during the nine-month period ended December 31, 2010, as compared to the same period in fiscal 2010, due to higher utilization on the deepwater vessels.

The company continues to stack and remove from its active fleet vessels that cannot find attractive charter hire contracts. At the beginning of fiscal 2011, the company had 20 stacked vessels in the U.S. segment. During the nine months ended December 31, 2010, the company stacked five additional vessels, sold and/or disposed of 13 vessels from the previously stacked vessel fleet, and returned to domestic service five vessels, resulting in a total of seven U.S.-based stacked vessels as of December 31, 2010.

During the quarter ended December 31, 2010, revenue earned by the company’s towing supply/supply class of vessels increased approximately 12%, or $0.8 million, due to a 10 percentage point increase in utilization and relatively stable average day rates. Revenues for this same class of vessels decreased approximately 2%, or $0.5 million during the nine-month period ended December 31, 2010, as compared to the same period in fiscal 2010, because of approximately 14% lower average day rates despite an 11 percentage point increase in utilization rates. Higher utilization for the U.S. towing supply/supply class of vessels, in part, reflects the disposition of vessels. Revenue on the company’s deepwater class of vessels decreased approximately 1%, or $0.2 million, during the quarter ended December 31, 2010, as compared to the same period in fiscal 2010, due to approximately 5% lower average day rates, while revenues for this same class of vessels increased approximately 14%, or $5.5 million, during the nine-month period ended December 31, 2010, as compared to the same period in fiscal 2010, due to a five percentage point increase in utilization rates because the supply/demand fundamentals in the U.S. GOM vessel market improved for the deepwater class of vessels due to the spill containment effort. Revenue for the U.S.-based crew/utility class of vessels decreased approximately

$0.1 million and $1.5 million, or 24% and 56%, respectively, during the quarter and nine-month period ended December 31, 2010, as compared to the same periods during fiscal 2010, primarily due to the disposition of vessels resulting from weak demand for the company’s crewboats in the U.S. GOM market. In addition, average day rates on this same class of vessel decreased approximately 4% during the nine months ended December 31, 2010, as compared to the same period in during fiscal 2010.

U.S.-based vessel operating profit decreased approximately $0.3 million, or 21%, during the quarter ended December 31, 2010, as compared to the same periods in fiscal 2010, due to approximately 8% higher vessel operating costs (primarily repair and maintenance costs due to the drydock of one vessel) and 11%, or $0.3 million, higher depreciation expense. U.S.-based vessel operating profit increased approximately $6.6 million, or 122%, during the nine-months ended December 31, 2010, as compared to the same periods in fiscal 2010, due to higher revenues and lower vessel operating costs (primarily crew costs, fuel, lube and supplies and vessel operating leases). Crew costs decreased approximately 7%, or $1.7 million, during the nine-months ended December 31, 2010, primarily due to reductions in crew personnel and wage reductions on the remaining crews staffing the vessels that took place on June 1, 2009. U.S.-based fuel, lube and supplies costs were lower by approximately 12%, or $0.2 million, during the same comparative periods, because fuel costs for the majority of the company’s working vessels were reimbursed by the charter hire customer. Vessel operating leases were 13%, or $0.3 million, lower during the same comparative periods because one vessel operating under an operating lease mobilized to an international market during the third quarter of fiscal 2011.

U.S.-based vessel revenue and vessel operating profit decreased approximately 19% and 77%, or $4.8 million and $4.0 million, respectively, during the third quarter of fiscal 2011 as compared to the second quarter of fiscal 2011, because three deepwater class of vessels mobilized to international markets, including one vessel that is operating under an operating lease. U.S.-based vessel operating costs decreased approximately 5%, or $0.7 million, during the third quarter of fiscal 2011 as compared to the second quarter of fiscal 2011, primarily because of $1.7 million, or 20%, lower crew costs resulting from the mobilization of three deepwater class of vessels to international markets and due to $0.3 million, or 37%, lower vessel operating lease costs because one vessel operating under an operating lease mobilized to an international market during the third quarter of fiscal 2011.

Vessel revenues, utilization percentages and average day rates by vessel class for the U.S. segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

Other Items

Insurance and loss reserves expense increased $4.3 million and $5.2 million, or approximately 250% and 53%, respectively, during the quarter and the nine-month period ended December 31, 2010 as compared to the same periods in fiscal 2010, respectively, because of lower premiums and favorable adjustments to loss reserves during fiscal 2010 due to good safety results and loss management efforts. Insurance and loss reserves during the third quarter of fiscal 2011 were approximately $1.6 million, or 35%, higher than the insurance and loss reserves recorded during the second quarter of fiscal 2011 due to favorable adjustments to loss reserves during the second quarter of fiscal 2011 and an unfavorable development of losses in the quarter ended December 31, 2010.

Gain on asset dispositions, net for the nine months ended December 31, 2010, decreased approximately 50%, or $11.4 million, as compared to the same period in fiscal 2010, due to fewer vessels sales, lower gains earned on the mix of vessels sold, and higher impairment charges taken in fiscal 2011 as discussed below. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

The company performed a review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2010, which resulted in the company recording $2.0 million in impairments on four stacked vessels to write down the carrying value of the four assets to a combined fair value of $4.7 million. The company recorded $1.8 million in impairments during the quarter ended September 30, 2010 to write down the carrying value of an asset to its estimated fair value of $1.8 million. The company recorded $1.3 million in impairments during the quarter ended June 30, 2010, and the combined fair value of three vessels that incurred the impairments was $4.5 million. The company recorded $1.7 million in impairments during the quarter ended

December 31, 2009, on three stacked vessels to write down the carrying value of the three assets to a combined fair value of $4.9 million. The company recorded $0.3 million in impairments during the quarter ended September 30, 2009, and the combined fair value of four vessels that incurred the impairment was $2.0 million. No impairments were recorded during the quarter ended June 30, 2009. The impairment charges were recorded in gain on asset dispositions, net.

Vessel Class Statistics

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such do not include vessels withdrawn from service (four vessels at December 31, 2010) or joint venture vessels (10 vessels at December 31, 2010). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and the nine-month periods ended December 31, 2010 and 2009 and the quarter ended September 30, 2010:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2010	2009	2010	2009	2010

REVENUES BY VESSEL CLASS (In thousands):
International-based fleet:
Deepwater vessels	$96,540	81,670	274,328	224,478	88,193
Towing-supply/supply	122,412	144,500	366,306	491,153	124,797
Crew/utility	20,534	19,812	59,456	67,775	19,812
Offshore tugs	9,704	8,604	27,824	28,499	8,777
Other	---	---	---	567	---
Total	$249,190	254,586	727,914	812,472	241,579
United States-based fleet:
Deepwater vessels	$12,373	12,554	46,093	40,565	16,672
Towing-supply/supply	7,738	6,931	23,299	23,788	8,190
Crew/utility	332	436	1,193	2,681	429
Total	$20,443	19,921	70,585	67,034	25,291
Worldwide fleet:
Deepwater vessels	$108,913	94,224	320,421	265,043	104,865
Towing-supply/supply	130,150	151,431	389,605	514,941	132,987
Crew/utility	20,866	20,248	60,649	70,456	20,241
Offshore tugs	9,704	8,604	27,824	28,499	8,777
Other	---	---	---	567	---
Total	$269,633	274,507	798,499	879,506	266,870

UTILIZATION:
International-based fleet:
Deepwater vessels	79.6%	78.8	80.1	78.7	77.4
Towing-supply/supply	55.1	63.8	54.8	69.7	55.2
Crew/utility	80.6	70.4	76.3	72.5	76.0
Offshore tugs	58.7	56.0	57.7	56.8	55.1
Other	---	---	---	79.2	---
Total	63.7%	66.5	62.7	70.4	62.3
United States-based fleet:
Deepwater vessels	86.0%	83.7	88.9	84.1	89.1
Towing-supply/supply	45.9	35.8	46.3	35.8	48.9
Crew/utility	25.9	14.3	25.3	26.9	32.5
Total	52.0%	39.5	53.4	42.2	57.2
Worldwide fleet:
Deepwater vessels	80.2%	79.4	81.1	79.4	78.9
Towing-supply/supply	54.2	60.7	53.9	65.9	54.6
Crew/utility	77.9	65.0	73.3	68.1	73.9
Offshore tugs	58.7	56.0	57.7	56.8	55.1
Other	---	---	---	79.2	---
Total	62.7%	63.8	61.9	67.5	61.8

AVERAGE VESSEL DAY RATES:
International-based fleet:
Deepwater vessels	$22,663	24,406	22,658	24,677	22,619
Towing-supply/supply	11,761	12,164	11,945	12,361	11,975
Crew/utility	4,829	4,642	4,797	4,947	4,766
Offshore tugs	6,665	6,654	6,495	7,162	6,415
Other	---	---	---	9,679	---
Total	$12,230	12,247	12,244	12,205	12,173
United States-based fleet:
Deepwater vessels	$25,425	26,683	25,546	26,787	25,432
Towing-supply/supply	8,374	8,417	8,113	9,399	8,268
Crew/utility	4,749	4,749	4,759	4,966	4,778
Total	$13,806	14,375	14,327	14,620	14,570
Worldwide fleet:
Deepwater vessels	$22,946	24,687	23,032	24,978	23,024
Towing-supply/supply	11,485	11,921	11,617	12,184	11,653
Crew/utility	4,828	4,644	4,796	4,948	4,767
Offshore tugs	6,665	6,654	6,495	7,162	6,415
Other	---	---	---	9,679	---
Total	$12,337	12,380	12,403	12,360	12,366

The following tables compare vessel average day rates and day-based utilization percentages for the company’s International-based fleet and U.S.-based fleet and in total for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters and the nine-month periods ended December 31, 2010 and 2009 and for the quarter ended September 30, 2010:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2010	2009	2010	2009	2010

AVERAGE VESSEL DAY RATES:
International-based fleet:
New vessels	$14,100	15,807	14,258	16,126	14,122
Traditional vessels	7,285	7,584	7,569	8,275	7,603
Total International-based fleet	$12,230	12,247	12,244	12,205	12,173
United States-based fleet:
New vessels	$20,490	20,843	21,030	19,931	21,205
Traditional vessels	10,196	10,269	9,943	10,985	10,039
Total U.S.-based fleet	$13,806	14,375	14,327	14,620	14,570
Worldwide fleet:
New vessels	$14,317	16,027	14,561	16,328	14,463
Traditional vessels	7,712	7,815	7,908	8,480	7,964
Total Worldwide Fleet	$12,337	12,380	12,403	12,360	12,366

UTILIZATION:
International-based fleet:
New vessels	87.5%	86.6	86.6	86.6	85.8
Traditional vessels	37.0	51.0	38.2	59.3	37.9
Total International-based fleet	63.7%	66.5	62.7	70.4	62.3
United States-based fleet:
New vessels	69.8%	52.7	71.7	56.4	76.6
Traditional vessels	45.7	34.1	45.7	35.9	48.8
Total U.S.-based fleet	52.0%	39.5	53.4	42.2	57.2
Worldwide fleet:
New vessels	86.8%	84.2	85.8	84.2	85.3
Traditional vessels	38.1	49.0	39.2	56.5	39.2
Total Worldwide Fleet	62.7%	63.8	61.9	67.5	61.8

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the nine-month periods ended December 31, 2010 and 2009 and for the quarter ended September 30, 2010:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2010	2009	2010	2009	2010

International-based fleet:
Deepwater vessels	59	46	55	42	55
Towing-supply/supply	205	203	204	207	205
Crew/utility	57	66	59	69	59
Offshore tugs	27	25	27	25	27
Other	---	---	---	---	---

Total	348	340	345	343	346

United States-based fleet:
Deepwater vessels	6	6	7	7	8
Towing-supply/supply	22	25	22	26	22
Crew/utility	3	7	4	7	3

Total	31	38	33	40	33

Owned or chartered vessels included in marine revenues	379	378	378	383	379
Vessels withdrawn from service	5	7	6	8	6
Joint-venture and other	10	10	10	10	10

Total	394	395	394	401	395

Included in owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically market the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 92, 73 and 94 stacked vessels at December 31, 2010 and 2009 and at September 30, 2010, respectively.

Vessels withdrawn from service represent those vessels that management has determined are unlikely to return to active service and are currently marketed for sale. Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2010 and March 31, 2010:

	December 31, 2010		March 31, 2010
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value

		(In thousands)		(In thousands)

Vessels in active service	265	$2,245,174	282	$1,891,322
Stacked vessels	92	48,031	83	47,959
Vessels withdrawn from service	5	693	7	440
Marine equipment under construction		304,401		275,578
Other property and equipment		38,521		38,525

Totals	362	$2,636,820	372	$2,253,824

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During the nine months ended December 31, 2010, the company disposed of 37 vessels, including 18 anchor handling towing supply vessels, six platform supply vessels, 11 crewboats, one offshore tug vessel and one utility vessel. Thirteen of the 37 vessels disposed of were from the U.S. GOM vessel fleet while 21 vessels were from the international fleet. The remaining three vessels were disposed of from vessels previously withdrawn from service.

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

Vessel Deliveries and Acquisitions

During the nine months ended December 31, 2010, the company took delivery of seven newly-built vessels and acquired 19 vessels from third parties. Of the seven newly-built vessels added to the fleet during the nine months ended December 31, 2010, three were anchor handling towing supply vessels, three were platform supply vessels and one was a fast, crew/supply boat. The anchor handling towing supply vessels were constructed at two different international shipyards for a total approximate cost of $62.1 million and varied in size from 5,150 to 13,570 brake horsepower (BHP). The three deepwater, platform supply vessels (one 230-foot and two 240-foot) were constructed for approximately $57.9 million and were built by two different international shipyards. The crewboat was constructed at an international shipyard for an approximate cost of $9.4 million and is a 175-foot fast, crew/supply boat.

Of the 19 acquired vessels added to the fleet during the nine months ended December 31, 2010, 16 were anchor handling towing supply vessels (nine 5,150 BHP, two 8,000 BHP and five 9,500 BHP) and three platform supply vessels (one 230-foot, one 240-foot and one 250-foot) for a total cost of $329.3 million during the nine months ended December 31, 2010.

During fiscal 2010, the company took delivery of nine anchor handling towing supply vessels for an aggregate approximate total cost of $182.8 million, 11 platform supply vessels for an aggregate approximate total cost of $269.4 million, one crewboat for an approximate cost of $1.3 million and two offshore tugs for an aggregate approximate total cost of $29.3 million. The company also acquired three anchor handling towing supply vessels for a total cost of $42.6 million and two offshore tugs for a total approximate cost of $12.8 million during fiscal 2010.

Vessel Construction and Acquisition Expenditures

At December 31, 2010, the company had eight anchor handling towing supply vessels under construction, varying in size from 5,150 to 8,200 BHP, for a total capital commitment of approximately $140.8 million. Two different international shipyards are constructing the vessels. Scheduled deliveries for the eight vessels will begin in April 2011, with the last vessel scheduled for delivery in February 2012. As of December 31, 2010, the company had expended $92.2 million for the construction of these eight vessels.

The company is also committed to the construction of four 265-foot, one 266-foot and twelve 286-foot deepwater platform supply vessels for a total aggregate investment of approximately $488.1 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 266-foot deepwater class vessel. One international shipyard is constructing the four 265-foot vessels and a different international shipyard is constructing the twelve 286-foot vessels. The four 265-foot deepwater class vessels are expected to be delivered to the market beginning in May 2012, with final delivery of the fourth vessel in November 2012. The 266-foot deepwater class vessel is scheduled for delivery in November 2011. The twelve 286-foot deepwater class vessels are expected to be delivered to the market beginning in March 2011, with final delivery of the twelfth 286-foot vessel scheduled for October of 2012. As of December 31, 2010, $191.4 million has been expended on these 17 vessels.

The company is also committed to the construction of one 175-foot, fast, crew/supply boat for a cost of approximately $10.2 million. The vessel is being constructed at an international shipyard and is expected to be delivered in March of 2012. As of December 31, 2010, the company expended $7.6 million for the construction of this vessel.

At December 31, 2010, the company also had agreed to purchase 10 anchor handling towing supply vessels and one platform supply vessel. The aggregate approximate purchase price for these 11 vessels is $143.7 million. The company took possession of one anchor handling towing supply vessel in January 2011 for an approximate purchase price of $11.7 million and expects to take possession of eight of the remaining nine anchor handling towing supply vessels throughout calendar year 2011 and the final anchor handling towing supply vessel in February 2012 for an aggregate purchase price of $110.0 million. The company plans to take possession of the platform supply vessel in April 2011 for an approximate purchase price of $22.0 million. As of December 31, 2010, the company had expended $5.6 million for the acquisition of these 11 vessels.

Vessel Commitments Summary at December 31, 2010

The table below summarizes the various vessel commitments, including vessels under construction and vessel acquisitions, by vessel class and type as of December 31, 2010:

	International Built			U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Expended Through 12/31/10	Number of Vessels	Total Cost	Expended Through 12/31/10

	(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	---	---	---	---	---	---
Platform supply vessels	17	$475,504	$172,059	1	$34,645	$23,834
Towing-supply/supply vessels:
Anchor handling towing supply	18	$262,452	$93,377	---	---	---
Platform supply vessels	---	---	---	---	---	---
Crewboats	1	$10,227	$7,590	---	---	---

Totals	36	$748,183	$273,026	1	$34,645	$23,834

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended

Vessel class and type	03/11	06/11	09/11	12/11	03/12	Thereafter

Deepwater vessels:
Anchor handling towing supply	---	---	---	---	---	---
Platform supply vessels	1	2	1	4	1	9
Towing-supply/supply vessels:
Anchor handling towing supply	3	4	3	6	2	---
Platform supply vessels	---	---	---	---	---	---
Crewboats	---	---	---	---	1	---

Totals	4	6	4	10	4	9

(In thousands)
Expected quarterly cash outlay	$130,114	96,785	60,277	91,912	53,912	52,968 (A)

(A)	The $52,968 of ‘Thereafter’ vessel construction obligations is expected to be paid out during fiscal 2013.

The company believes it has sufficient liquidity and financial capacity to support a continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facilities, various leasing arrangements, and funds provided by the July 2003 private placement of $300.0 million and the September 2010 private placement of $425.0 million in senior unsecured notes, as disclosed in Note (5) of Notes to Unaudited Condensed Consolidated Financial Statements. The company has $486.0 million of remaining capital commitments on the 26 vessels currently under construction and the 11 vessel purchase commitments at December 31, 2010.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2010 and 2009 and for the quarter ended September 30, 2010 were as follows:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2010	%	2009	%	2010	%	2009	%	2010	%

Personnel	$19,620	7%	19,724	7%	59,012	7%	62,967	7%	20,256	8%
Office and property	4,665	2%	4,700	2%	14,897	2%	14,077	2%	5,327	2%
Sales and marketing	2,112	1%	2,086	1%	6,272	1%	5,814	1%	2,111	1%
Professional services	4,160	2%	5,029	2%	13,514	2%	15,413	2%	4,301	2%
Other	2,681	1%	2,137	1%	10,237	1%	7,479	1%	5,924	2%

	$33,238	12%	33,676	12%	103,932	13%	105,750	12%	37,919	14%

General and administrative expenses during the quarter ended December 31, 2010, were comparable to the same period during fiscal 2010. General and administrative expenses during the nine-month period ended December 31, 2010, were approximately 2%, or $1.8 million, lower than the same period during fiscal 2010, primarily due to lower personnel costs (resulting from lower bonus expense accrual and amortization of restricted stock) and because the prior fiscal year included a $3.6 million settlement loss related to the July 2009 supplemental retirement plan lump sum distributions as previously disclosed. Lower general and administrative costs during the current nine-month period were partially offset by the $4.4 million settlement with the Department of Justice (DOJ) regarding the internal investigation matter (which is included in “Other” general and administrative costs) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Excluding the settlement with the DOJ, general and administrative expenses during the nine-month period ended December 31, 2010, were approximately 6%, or $6.2 million lower than the same period during fiscal 2010.

General and administrative expenses during the third quarter of fiscal 2011 were approximately 12%, or $4.7 million, lower as compared to the second quarter of fiscal 2011, due to the $4.4 million settlement with the DOJ as discussed above. Excluding the settlement with the DOJ, general and administrative expenses during the third quarter of fiscal 2011 were comparable to the second quarter of fiscal 2011.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon oil and natural gas production and ultimately the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash and cash equivalents, future net cash provided by operating activities and the company’s available line of credit provide the company, in management’s opinion, with adequate resources to meet its current liquidity requirements, including required payments on vessel construction currently in progress and payments required to be made in connection with vessel current purchase commitments.

Debt

Revolving Credit Agreement. Borrowings under the company’s $450.0 million amended and restated revolving credit facility as it existed at December 31, 2010 (Existing Facility) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The Existing Facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45. The company’s Existing Facility matures in July 2012.

At December 31, 2010, the entire amount of the company’s $450.0 million Existing Facility was available for future financing needs.

In January 2011, the company amended and extended its Existing Facility to a $575.0 million facility (“New Facilities”) for a five year period maturing January 2016. The New Facilities includes a $125.0 million term loan (“Term Loan”) and a $450.0 million revolving line of credit (“Revolver”). The New Facilities Revolver and Term Loan borrowings bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.5 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.5 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the New Facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The New Facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 0.55 (as compared to a maximum ratio of consolidated debt to total capitalization of 0.45 with the existing agreement) and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0 (which is consistent with the existing agreement). All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The Term Loan allows for multiple draws for up to 180 days from the closing date (“delayed draw period”). Principal repayments of any Term Loan borrowings are payable in quarterly installments beginning after the second anniversary of the first draw in amounts equal to 1.25% of the total outstanding borrowings as of the end of the delayed draw period.

September 2010 Senior Notes. On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and completed the sale of an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of approximately nine years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. Proceeds from the note sales were used to repay borrowings under the company’s $450.0 million revolving credit facility, to fund capital expenditures related to the company’s on-going fleet enhancement program and for general corporate purposes. The fair value of this debt at December 31, 2010 was estimated to be $398.4 million.

July 2003 Senior Notes. At December 31, 2010, the company had $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.33 years as of December 31, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding is 4.39%. The fair value of this debt at December 31, 2010 and March 31, 2010 was estimated to be $285.6 million and $289.6 million, respectively.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and nine-month period ended December 31, 2010, were approximately $3.6 million and $6.4 million, respectively. Interest costs capitalized, for the quarter and nine-month period ended December 31, 2010, were approximately $3.8 million and $10.7 million, respectively.

Interest and debt costs incurred, net of interest capitalized, for the quarter and nine-month period ended December 31, 2009, were approximately $0.6 million and $1.1 million, respectively. Interest costs capitalized, for the quarter and nine-month period ended December 31, 2009, were approximately $4.0 million and $11.7 million, respectively.

Total interest and debt costs incurred during the quarter and the nine-month period ended December 31, 2010 was higher than those of the same periods in fiscal 2010, due to higher commitment fees on the unused portion of the company’s amended and restated revolving credit agreement (the Existing Facility) which increased from $300.0 million to $450.0 million in July 2009, and to due to interest expense incurred on the outstanding borrowings on the company’s amended and restated revolving credit agreement.

Share Repurchases

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010, and $180.0 million remains available to repurchase shares under the 2009 share repurchase program at December 31, 2010. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Dividends

The Board of Directors declared dividends of $12.9 million and $38.6 million, or $0.25 and $0.75 per share, for the quarter and the nine-month period ended December 31, 2010, respectively. The Board of Directors declared dividends of $12.9 million and $38.8 million, or $0.25 and $0.75 per share, for the quarter and the nine-month period ended December 31, 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2010, net cash from operating activities was $218.1 million compared to $299.4 million for the nine months ended December 31, 2009. Significant components of cash provided by operating activities for the nine months ended December 31, 2010, include net earnings of $93.6 million, adjusted for non-cash items of $92.7 million and changes in working capital balances of $31.8 million.

Significant components of cash provided by operating activities for the nine months ended December 31, 2009, include net earnings of $202.6 million, adjusted for non-cash items of $79.7 million and changes in working capital balances of $17.1 million.

Investing Activities

Investing activities for the nine months ended December 31, 2010, used $470.8 million of cash, which is attributed to $508.6 million of additions to properties and equipment partially offset by $29.7 million in proceeds from the sales of assets and $8.2 million in proceeds from insurance settlements. Additions to properties and equipment were comprised of approximately $14.7 million in capitalized major repair costs, $486.3 million for the construction and purchase of offshore marine vessels and $7.6 million in other properties and equipment purchases.

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

Financing Activities

Financing activities for the nine months ended December 31, 2010, provided $337.7 million of cash, which included $425.0 million of privately place unsecured debt borrowings, $165.0 million of credit facility borrowings, $3.4 million of proceeds from the issuance of common stock from stock option exercises and $0.3 million tax benefit on stock options exercised during the period. Proceeds were partially offset by $190.0 million used to repay debt; $38.6 million used for the quarterly payment of common stock dividends of $0.25 per common share; $20.0 million used to repurchase the company’s common stock; and $7.4 million of debt issuance costs incurred in connection with the issuance of the company’s September 2010 senior notes as discussed above (inclusive of the $6.2 million cost of a interest rate swap).

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

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil. The company continues to pursue various measures to ensure as timely delivery as possible of this vessel, but further delay or cancellation of the ship construction contract is possible.

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

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or were, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the trustee of the MNOPF that the fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The company recorded an additional liability of $6.0 million and made payments totaling $0.9 million into the fund during the quarter ended September 30, 2010. As of December 31, 2010, $9.3 million remains payable to MNOPF based on current assessments, all of which has been accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, or the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. The company is in discussions with the fund’s trustee about the trustee’s recent unilateral decision to accelerate previously agreed installment payments and require the company to pay outstanding deficit contributions of $9.3 million immediately. The company has objected to that decision as there has been no change in circumstances since the last valuation that would justify the decision by the trustee to accelerate the installment payments previously permitted.

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

As previously reported by the company, the company has filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal appointed under the ICSID Convention to resolve the investment dispute, held its first session in Washington,

D.C. The company continues diligently to prosecute its claim in the arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by Venezuela, there is no assurance that the company will prevail in the arbitration.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the changes to the company’s consolidated contractual obligations as of December 31, 2010 for the remaining months of fiscal 2011, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2010. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

(In thousands)	Payments Due by Fiscal Year

	Total	2011	2012	2013	2014	2015	More Than 5 Years

September 2010 Senior Notes	$425,000	---	---	---	---	---	425,000

September 2010 Senior Notes Interest	163,390	4,510	18,041	18,042	18,041	18,042	86,714

July 2003 Senior Notes	275,000	---	40,000	60,000	140,000	---	35,000

July 2003 Senior Notes Interest	28,518	3,020	10,970	8,692	3,685	1,613	538

Vessel purchase obligations	138,084	52,561	85,523	---	---	---	---

Vessel construction obligations	347,884	77,553	217,363	52,968	---	---	---

Total obligations	$1,377,876	137,644	371,897	139,702	161,726	19,655	547,252

A discussion regarding the company’s September 2010 senior notes is disclosed above and in Note (5) of Notes to Unaudited Condensed Consolidated Financial Statements. A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above.

Off-Balance Sheet Arrangements

Fiscal 2010 Sale/Leaseback

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into a bareboat charter agreements with that purchaser.

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

Future Minimum Lease Payments

As of December 31, 2010, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total

Remaining three months of 2011	$2,675	1,731	4,406
2012	10,702	6,924	17,626
2013	10,703	6,924	17,627
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
Thereafter	—	2,304	2,304

Total future lease payments	$37,619	30,032	67,651

For the quarter and nine-month period ended December 31, 2010, the company expensed approximately $4.5 million and $13.5 million, respectively on all of its bareboat charter arrangements as compared to $4.5 million and $10.6 million for the quarter and nine-month period ended December 31, 2009.

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

Goodwill

The company tests goodwill impairment annually at the reporting unit level using carrying amounts as of December 31. The company considers its reporting units to be its U.S. and international operations. The company performed its annual impairment test as of December 31, 2010, and the test determined there was no goodwill impairment. Interim testing will be performed when events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill as of December 31, 2010 and 2009 is $328.8 million.

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

Impairment of Long-Lived Assets

The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. The company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by ASC 360, Impairment or Disposal of Long-lived Assets, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. With respect to vessels that have not been stacked, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. We also subdivide our groupings of assets with similar operating and marketing characteristics between our older vessels and newer vessels.

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

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months. This review considers items such as the vessel’s age, length of time stacked and likelihood of a return to active service, among others. The company records an impairment charge when the carrying value of a vessel withdrawn from service or stacked vessel that is unlikely to return to service exceeds its estimated fair value.

The company performed a review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2010, which resulted in the company recording $2.0 million in impairments on four stacked vessels to write down the carrying value of the four assets to a combined fair value of $4.7 million. The company recorded $1.8 million in impairments during the quarter ended September 30, 2010 to write down the carrying value of an asset to its estimated fair value of $1.8 million. The company recorded $1.3 million in impairments during the quarter ended June 30, 2010, and the combined fair value of three vessels that incurred the impairments was $4.5 million. The company recorded $1.7 million in impairments during the quarter ended December 31, 2009, on three stacked vessels to write down the carrying value of the three assets to a combined fair value of $4.9 million. The impairment charges were recorded in gain on asset dispositions, net.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (11) of Notes to Unaudited Condensed Consolidated Financial Statements.

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

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide, and until the calendar year 2008/2009 global recession, the price of steel had increased dramatically due to increased worldwide demand for the metal. The price of steel continues to be high by historical standards. Although prices eased with the reduced global demand for steel in recent years, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. Steel consumption increased during calendar year 2010 and is expected to increase further during calendar 2011 because of an expectation of an economic recovery. If the price of steel rises, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately.

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

Revolving Credit Agreement

Borrowings under the company’s $450.0 million amended and restated revolving credit facility as it existed at December 31, 2010 (Existing Facility) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The Existing Facility provides for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45. The company’s Existing Facility matures in July 2012. At December 31, 2010, the entire amount of the company’s $450.0 million Existing Facility was available for future financing needs.

In January 2011, the company amended and extended its Existing Facility to a $575.0 million facility (“New Facilities”) for a five year period maturing January 2016. The New Facilities includes a $125.0 million term loan (“Term Loan”) and a $450.0 million revolving line of credit (“Revolver”). The New Facilities Revolver and Term Loan borrowings bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.5 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.5 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the New Facilities are in the range of 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The New Facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 0.55 (as compared to a maximum ratio of consolidated debt to total capitalization of 0.45 with the existing agreement) and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0 (which is consistent with the existing agreement). All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The Term Loan allows for multiple draws for up to 180 days from the closing date (“delayed draw period”). Principal repayments of any Term Loan borrowings are payable in quarterly installments beginning after the second anniversary of the first draw in amounts equal to 1.25% of the total outstanding borrowings beginning as of the end of the delayed draw period.

September 2010 Senior Notes

On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and completed the sale of an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of approximately nine years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%.

The fair value of this debt at December 31, 2010 was estimated to be $398.4 million. Because the debt outstanding at December 31, 2010 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at December 31, 2010 of approximately $28.1 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at December 31, 2010 of approximately $30.7 million.

July 2003 Senior Notes

At December 31, 2010, the company had $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.33 years as of December 31, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding is 4.39%.

The fair value of this debt at December 31, 2010 was estimated to be $285.6 million. Because the debt outstanding at December 31, 2010 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at December 31, 2010 of approximately $6.2 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at December 31, 2010 of approximately $6.4 million.

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

Derivatives

The company had no spot contracts outstanding at December 31, 2010. The company had 10 foreign exchange spot contracts outstanding at March 31, 2010, which totaled $4.7 million.

At December 31, 2010, the company had four British Pound forward contracts outstanding totaling $8.7 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its Merchant Navy Officers Pension Fund (MNOPF) liability of $9.3 million as disclosed in Note (6) to Notes to Unaudited Condensed Consolidated Financial Statements and elsewhere in this document. The forward contracts have varying expiration dates between March 2011 and June 2012. The combined change in fair value of these four forward contracts at December 31, 2010 was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the nine-months ended December 31, 2010, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company had no forward contracts outstanding at March 31, 2010.

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

Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The Impact of the Deepwater Horizon Incident on Our Operations in the United States Gulf of Mexico.

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

The April 2010 catastrophic explosion of the Deepwater Horizon and the related oil spill in the U.S. GOM has significantly and adversely disrupted oil & gas exploration activities in the U.S. GOM, and the duration that this disruption will continue is currently unknown. A commission appointed by the President recently released its findings and recommendations, among which were calls for more intensive governmental supervisory and regulatory oversight, particularly in the area of safety and spill response. Although on October 12, 2010 the United States government lifted its previously imposed moratorium suspending all deepwater drilling and exploration activity in the U.S. GOM, not a single deepwater drilling permit has been issued since the moratorium was lifted, and it is not yet clear when normal activity levels will resume, particularly in a more rigorous permitting and inspection environment. In addition, the government has not yet accepted any spill response or blowout containment plan submitted with respect to deepwater drilling activity. The super major oil companies have announced the creation of a spill response joint venture, but it is currently expected that it will be near the end of calendar 2011 before it comes forward with its plans. One of the consequences of the new regulatory environment may be that any future deepwater exploration activity domestically will be limited to very large oil companies, which may limit the number of customers for the company’s services in supporting deepwater exploration.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

No amounts were expended during the three months ended December 31, 2010 and, as such, $180.0 million remains available to repurchase shares under the 2009 share repurchase program at December 31, 2010.

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

TIDEWATER INC.
(Registrant)

Date: February 4, 2011	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: February 4, 2011	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: February 4, 2011	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan.

10.2*	Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan.

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.