Form 10-K
period 2011-03-31
TIDEWATER INC
filed 2011-05-19
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Large accelerated filer ☒    Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of September 30, 2010, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,286,393,685 based on the closing sales price as reported on the New York Stock Exchange of $44.81.

As of May 5, 2011, 51,876,038 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2011

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations. Some of these risks are discussed in this report and in Item 1A. “Risk Factors” and include, without limitation, volatility in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation, especially in higher risk countries where we operate; foreign currency fluctuations; labor influences proposed by international conventions; increased regulatory burdens and oversight following the Deepwater Horizon incident; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

General

Tidewater Inc., a Delaware corporation that is listed on the New York Stock Exchange under the symbol “TDW”, provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. The company was incorporated in 1956 and conducts its operations through wholly-owned United States (U.S.) and international subsidiaries and joint ventures. Unless otherwise required by the context, the term “company” as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

The company provides services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service.

The company has one of the widest operating global footprints in the offshore energy industry with operations in most of the world’s significant crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry with over five decades of international experience.

At March 31, 2011, the company had 378 vessels (of which 10 were operated through joint ventures, 90 were stacked and four were withdrawn from service) available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this report for additional information regarding our stacked vessels and vessels withdrawn from service.

The company also operates two shipyards, which construct, modify and repair vessels. The shipyards perform both repair work and new construction work for outside customers, as well as the construction, repair and modification of the company’s own vessels.

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with other energy service companies, our business activity is largely dependent on the level of drilling and exploration activity by our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. Since the Deepwater Horizon incident, the level of drilling activity off the continental shelf of the U.S. Gulf of Mexico (GOM) had been suppressed while the federal government evaluated the causes of the incident and announced a plan for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. The Bureau of Ocean Energy Management Regulation and Enforcement (BOEMRE) began issuing permits for deepwater exploration and drilling in the latter part of February 2011 although the pace of issuing new permits has been slow to date.

Offices and Facilities

The company’s worldwide headquarters and principal executive offices are located at 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company’s U.S. marine operations are based in Amelia, Louisiana; Oxnard, California; and Houston, Texas. The company’s shipyards and shipyard operations are located in Houma, Louisiana. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico; Port of Spain, Trinidad; Aberdeen, Scotland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Perth, Australia; Shenzhen, China; Port Moresby, Papua New Guinea; and Dubai, United Arab Emirates. The company’s operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

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

The company’s vessels in its international segment are geographically dispersed throughout the major crude oil and natural gas exploration and development areas of the world. Although barriers such as mobilization costs, the availability of suitable vessels and cabotage rules in certain countries occasionally restrict the ability of the company to move vessels between international markets, the company’s diverse, mobile asset base and the wide geographic distribution of its vessel assets enable the company to respond relatively quickly to changes in market conditions. As such, significant variations between international regions tend to be of a short-term duration, as the company routinely moves vessels between and within geographic regions.

The company’s internationally-based vessels operate in the shallow, intermediate and deepwater offshore markets around the world. The deepwater offshore market continues to be a growing sector of the international offshore crude oil and natural gas markets due in part to technological developments that have made such exploration feasible. It is the one sector that has not experienced significant negative effects from the 2008-2009 global economic recession, largely because deepwater exploration and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions in regards to crude oil and natural gas prices and therefore are not as susceptible to short-term fluctuations in the price of crude oil and natural gas.

The company’s international market segment revenue is derived primarily from vessel time charter contracts that are generally three months to two years in duration. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements include clauses to recover specific additional costs.

The company’s vessels in its U.S. segment operate primarily in shallow, intermediate and deep waters of the U.S. GOM. A small percentage of the vessels in the U.S. segment operate in the U.S. coastal waters of the Pacific and Atlantic oceans. Drilling in the shallow and intermediate waters of the U.S. GOM generally are more susceptible to short-term fluctuations in the commodity prices of crude oil and natural gas. The deepwater offshore market has been a growing sector of the U.S. GOM and is the one domestic market that did not experience any significant negative effects from the 2008-2009 global economic recession for the reasons cited above. However, the April 2010 Deepwater Horizon incident did significantly affect drilling activity in the U.S. GOM. The Department of the Interior, through the BOEMRE, imposed a moratorium on certain drilling activities in the U.S. GOM while the BOEMRE overhauled the offshore crude oil and natural gas regulatory process.

The company’s U.S. market segment revenue is derived from vessel time charter contracts that are on a term basis and on a “spot” basis, which is a short-term agreement (one day to three months) to provide offshore marine services to a customer for a specific short-term job. The company’s U.S.-based deepwater class vessels are primarily contracted on a term basis.

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for a greater discussion of the company’s International and U.S. segments, including the macroeconomic environment and market direction for each segment. In addition, please refer to Note (13) of Notes to Consolidated Financial Statements for segment, geographical data and major customer information.

The Past and Potential Future Impact of the Deepwater Horizon Disaster on Our Business

As an international energy service company that derives over 90% of its revenues from operations outside of United States territorial waters, we believe that the overall impact of the Deepwater Horizon incident will not have a significant immediate impact on our overall operations or financial performance. Less than 7% of our total fleet operates in the U.S. GOM, and, if necessary, these vessels can be mobilized to serve other markets if demand for their services does not continue to exist in the U.S. GOM because of any precipitous and long-term reduction in the level of drilling and exploration activity in that region.

On October 12, 2010, the U.S. government lifted the previously imposed moratorium suspending all deepwater drilling and exploration activity. New regulations of the BOEMRE calling for additional safety measures and inspections have caused significant disruption and delays in the permit process and are creating uncertainty as to when drilling activity will recommence to pre-moratorium levels. One of the consequences of the new regulatory environment may be that future deepwater exploration activity domestically will be limited to very large oil companies, which may limit the number of customers for the company’s services in supporting deepwater exploration.

Although exploration activity in the shallow waters of the U.S. GOM was allowed to re-commence prior to October 12, 2010, and the BOEMRE began issuing permits for deepwater exploration and drilling in the latter part of February 2011, but only a limited number of new drilling permits have been issued since the spill. It appears the re-commencement of new drilling activities in the Gulf of Mexico will be a slow process. Over the longer term, we, like others that operate in the U.S. GOM, are concerned that new safety standards and other regulatory responses to the rig explosion and oil spill will result in higher operating costs and reduced exploration and field development (and particularly deepwater exploration and field development). We do not know when, or if, drilling activities will return to the levels seen prior to the Deepwater Horizon disaster.

In an effort to promote offshore drilling, a number of bills were introduced in the U.S. House of Representatives in late March 2011, that aim to increase offshore drilling by requiring the U.S. Department of the Interior to act on drilling application permits within 30 days of receipt, to conduct the postponed crude oil and natural gas lease sales in the U.S. GOM and offshore Virginia, and also to auction a majority of the crude oil and natural gas leases that contain the most known reserves. It is too early in the legislative process to determine if any or all of these bills will be passed or signed into law.

If exploration and production activity continues to migrate from the U.S. GOM to international markets because of the additional regulations and higher operating costs in the U.S. GOM, it is also probable that other offshore supply vessel owners will redeploy additional vessels to international markets. This could increase competition and have a negative effect on vessel utilization and day rates in international markets, depending on the number of drilling rigs and offshore supply vessels that exit the U.S. GOM and move to international markets.

Geographic Areas of Operation

The company’s fleet is deployed in the major global offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. GOM, the Persian/Arabian Gulf, and areas offshore Australia, Brazil, Egypt, India, Indonesia, Malaysia, Mexico, Trinidad, and West and East Africa. The company regularly evaluates the deployment of its assets and repositions its vessels based on customer demand, relative market conditions, and other considerations.

Revenues and operating profit derived from International and United States marine operations and total marine assets for the International and United States segments for each of the fiscal years ended March 31 are summarized below:

(In thousands)

	2011	2010	2009

Revenues:
Vessel revenues:
International	$962,522	1,048,553	1,209,426
United States	88,691	89,609	146,896
Other marine revenues	4,175	30,472	34,513

	$1,055,388	1,168,634	1,390,835

Marine operating profit:
Vessel activity:
International	$162,051	252,354	437,695
United States	11,581	9,196	34,797

	173,632	261,550	472,492
Corporate expenses	(46,361)	(51,432)	(38,622)
Gain on asset dispositions, net	13,228	28,178	27,251
Other marine services	(1,163)	2,034	4,348

Operating income	$139,336	240,330	465,469

Total marine assets:
International	$3,237,846	2,822,058	2,575,637
United States	381,077	334,182	394,129

Total marine assets	$3,618,923	3,156,240	2,969,766

Please refer to Item 7 of this report and Note (13) of Notes to Consolidated Financial Statements included in Item 8 of this report for further disclosure of segment revenues, operating profits, and total assets by geographical areas in which the company operates.

Our Global Vessel Fleet

The company continues an aggressive but disciplined vessel construction, acquisition and replacement program that was initiated with the intent of assuring the company’s presence in nearly all major oil and gas producing regions of the world through the replacement of aging vessels in the company’s fleet with fewer, larger, and more technologically sophisticated vessels. Since calendar 2000, the company purchased and/or constructed 214 vessels for approximately $2.9 billion. To date, the company has generally funded its vessel programs from its operating cash flow and funds provided by the private placements of $725.0 million in senior unsecured notes, borrowings under revolving credit facilities, and various sales-leaseback arrangements.

The company’s strategy contemplates organic growth through the construction of vessels at a variety of shipyards worldwide and possible acquisitions of recently built vessels and/or other owners and operators having attractive offshore supply vessels or fleets. The company has the largest number of new vessels among its competitors in the industry, but it also has the largest number of older vessels for which management regularly evaluates disposition and other alternatives. The company intends to pursue its long-term fleet replenishment and modernization strategy on a disciplined basis and, in each case, will carefully consider whether proposed investments and transactions have the appropriate risk/reward profile.

The average age of the company’s 364 owned or chartered vessel fleet (including stacked vessels but excluding joint-venture vessels and vessels withdrawn from service) at March 31, 2011 is approximately 16.5 years. The average age of the 193 vessels that the company acquired or constructed since calendar year 2000 as part of its new build and acquisition program (and which accounted for approximately 80% of vessel revenue in fiscal 2011) is approximately 5.4 years. The remaining 171 vessels have an average age of 29.0 years. Of the company’s 364 vessels, 65 are deepwater class vessels, 217 are in the towing-supply/supply class vessels, 56 are crew/utility class vessels and 26 are offshore tugs.

At March 31, 2011, the company had agreements to acquire eight vessels and commitments to build 28 vessels at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.) at a total cost, including contract costs and other incidental costs, of approximately $857.2 million. Of the 28 new-build vessels, eight are anchor handling towing supply vessels ranging between 5,150 and 8,200 brake horsepower (BHP), 19 are platform supply vessels ranging between 3,200 and 6,360 deadweight tons of cargo capacity, and one is a fast crew/supply boat. Scheduled delivery for these vessels began in April 2011, with delivery of the final vessel expected in April 2013.

Of the eight vessels to be purchased, seven are anchor handling towing supply vessels and one is a platform supply vessel. The aggregate approximate purchase price for these eight vessels is $107.9 million. The company expects to take possession of six of the seven anchor handling towing supply vessels throughout calendar year 2011 and the final anchor handling towing supply vessel in February 2012 for an aggregate purchase price of $86.0 million. The company took possession of the platform supply vessel in April 2011 for an approximate purchase price of $21.9 million. At March 31, 2011, the company had expended $21.8 million for the acquisition of these eight vessels.

At March 31, 2011, the company had invested $341.2 million in progress payments towards the construction of 28 vessels and $21.8 million towards the purchase of the eight vessels. At March 31, 2011, the remaining expenditures necessary to complete construction of the 28 vessels currently under construction (based on contract prices), and to fund the acquisition of the eight vessels was $494.2 million.

A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report. The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 also contains a table comparing the actual March 31, 2011 vessel count and the average number of vessels by class and geographic distribution during the three years ended March 31, 2011, 2010 and 2009.

Between April 1999 and March 2011, the company also sold, primarily to buyers that operate outside of our industry, 543 vessels. Most of the vessel sales were at prices that exceeded their carrying values. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $605.8 million and $279.1 million, respectively.

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

Deepwater Vessels

Included in this vessel class are large (typically greater than 230-feet and/or with at least 2,801 tons in dead weight cargo carrying capacity), platform supply vessels (PSVs) and large, higher-horsepower (generally greater than 10,000 horsepower) anchor handling towing supply (AHTS) vessels. This vessel class is generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs, platforms and other installations. Platform supply vessels, which have large cargo capacities, serve drilling and production facilities and support offshore construction and maintenance work. The anchor handling towing supply vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs. Also included in this vessel class are specialty vessels that can support offshore well stimulation, construction work, subsea services and/or have fire fighting capabilities and/or accommodation facilities. These vessels are generally available for routine supply and towing services but are outfitted and primarily intended for specialty services. Included in the specialty vessel category is the company’s one multi-purpose platform supply vessel (MPSV), which is designed for subsea service and construction support activities.

Towing-Supply and Supply Vessels

This is the company’s largest fleet class by number of vessels. Included in this class are anchor handling towing supply vessels and supply vessels with horsepower below 10,000 BHP, and platform supply vessels that are generally less than 230 feet. The vessels in this class perform the same functions and services as their deepwater vessel class counterparts except they are generally chartered to customers for use in intermediate and shallow waters.

Crewboats and Utility Vessels

Crewboats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels are also often equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern.

Offshore Tugs

Offshore tugs tow floating drilling rigs; assist in the docking of tankers; tow barges; assist pipe laying, cable laying and construction barges; and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo.

Other Vessels

Until the first quarter of fiscal 2010, the company’s “Other Vessels” included inshore tugs and production, line-handling and various other special purpose vessels. Inshore tugs, which are operated principally within inland waters, tow drilling rigs to and from their locations and tow-barges carrying equipment and materials for use principally in inland waters for drilling and production operations. Barges are either used in conjunction with company tugs or are chartered to others. The company sold its remaining “other” type vessels during the first quarter of fiscal 2010.

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the main classes of vessels in the following percentages:

	Year Ended March 31,

	2011	2010	2009

Deepwater vessels	39.6%	31.9%	24.0%
Towing-supply/supply	49.2%	56.9%	61.9%
Crew/utility	7.8%	7.9%	9.0%
Offshore tugs	3.4%	3.3%	4.6%
Other	0.0%	0.0%	0.5%

Shipyard Operations

Quality Shipyards, L.L.C., a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, that construct, modernize and repair vessels. The shipyards perform repair work and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. During the last three fiscal years, Quality Shipyards, L.L.C. constructed and delivered two 266-foot platform supply vessels and is currently constructing one additional 266-foot platform supply vessel for the company. The two 266-foot platform supply vessels were delivered during fiscal 2010. The 266-foot deepwater, platform supply vessel that is currently under construction is expected to be delivered in November 2011.

Customers and Contracts

The company’s operations are materially dependent upon the levels of activity in offshore crude oil and natural gas exploration, field development and production throughout the world, which is affected by trends in worldwide crude oil and natural gas prices (including expectations of future commodity pricing) that are ultimately influenced by the supply and demand relationship for these natural resources. The activity levels of our customers are also influenced by the cost of exploring and producing crude oil and natural gas, which can be affected by environmental regulations, technological advances that affect energy production and consumption, significant weather conditions, the ability of our customers to raise capital, and local and international economic and political environments, including government mandated moratoriums. A discussion of current market conditions and trends appears under “Macroeconomic Environment and Outlook” in Item 7 of this report.

The company’s principal customers are major and independent oil and natural gas exploration, field development and production companies; foreign government-owned or -controlled organizations and companies that explore and produce oil and natural gas; drilling contractors; and companies that provide other services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

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

For the year ended March 31, 2011, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for approximately 16.2% and Petroleo Brasileiro SA accounted for approximately 15.4% of total revenues. The unexpected loss of either or both of these two significant customers could, at least in the short term, have a material adverse effect on the company’s vessel utilization and its results of operations. The five largest customers of the company accounted for approximately 45.3% of the company’s fiscal 2011 total revenues, while the 10 largest customers accounted for approximately 62.8% of the company’s total revenues.

Competition

The principal competitive factors for the offshore vessel service industry are the suitability and availability of vessel equipment, price and quality of service. In addition, the ability to demonstrate a strong safety record and attract and retain qualified and skilled personnel are also important competitive factors. The company has numerous competitors in all areas in which it operates around the world, and the business environment in all of these markets is highly competitive.

The company’s diverse, mobile asset base and the wide geographic distribution of its assets generally enable the company to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to its customers around the world. The company’s management believes the company has a competitive advantage because of the size, diversity and geographic distribution of its vessel fleet. Economies of scale and experience level in the many areas of the world in which we operate are also considered competitive advantages as is the company’s strong financial position.

According to ODS-Petrodata, the global offshore supply vessel market has approximately 405 new-build offshore support vessels (platform supply vessels and anchor handlers only) at March 31, 2011 that are currently estimated to be under construction and that are expected to be delivered to the worldwide offshore vessel market primarily over the next three and a half years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,590 vessels, of which we estimate in excess of 15% are stacked. An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aging vessels, including more than 760 vessels, or approximately 30% of the worldwide offshore fleet, that are at least 25 years old, that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a sizeable portion of these aging vessels would likely mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created with the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet. It is unknown at this time the extent to which the recovery from the recent global recession will influence the utilization of equipment currently in existence or the ultimate timing of delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction.

Challenges We Confront as an International Offshore Vessel Company

The company operates in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where there are risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions, any of which may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks, it cannot mitigate entirely the foregoing risks, although the wide geographic dispersion of the company’s vessels helps reduce the likely overall potential impact of these risks. In addition, immigration, customs, tax and other regulations (and administrative and judicial interpretations thereof) can have a material impact on our ability to work in certain countries and on our operating costs.

In some international operating environments, local customs or laws may require the company to form joint ventures with local owners or use local agents. The company is dedicated to carrying out its international operations in compliance with the rules and regulations of the Office of Foreign Assets Control (OFAC), the Trading with the Enemy Act, the Foreign Corrupt Practices Act (FCPA), and other applicable laws and regulations. The company has adopted policies and procedures to mitigate the risks of violating these rules and regulations.

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010; however, representatives of Sonangol and Tidewater have, from time to time, agreed to extend the expiration date of the joint venture agreement. The most recent extension extends the expiration date to July 31, 2011. The purpose of these extensions is to give the parties additional time to negotiate the terms of a new, more permanent joint venture agreement.

Successfully concluding a new joint venture agreement in a timely manner is a priority for the company. No assurances can be given, however, that these discussions will be successfully concluded or whether such terms will be advantageous to the company. Failing to further extend the existing Sonatide joint venture or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to effectively compete for business in Angola in the future. More Tidewater vessels are deployed in Angola and more revenue is derived from our operations in Angola than in or from any of Tidewater’s other countries of operation.

Sonangol and Tidewater have agreed to continue the Sonatide joint venture to the extent required to fulfill several new or renewed charterparty agreements with customers in Angola that extend well beyond July 31, 2011. These charterparty agreements cover a substantial portion of our vessels in Angola. Accordingly, while no assurances can be given that negotiations of a new, more permanent joint venture agreement will be successfully concluded, the joint venture has been extended, on a charter by charter basis, to fulfill the remaining term of existing charters for the vessels owned by the joint venture and the Tidewater-owned vessels operating in Angola. Over the course of the last few months, a number of new or renewed charters have been entered into on this basis.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the Convention) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on those ships) that are engaged in commercial activities. To date, this Convention has been ratified by 12 countries, namely, the Bahamas, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Liberia, Marshall Islands, Norway, Panama, St. Vincent and the Grenadines, Spain and Switzerland representing in excess of 33% of the world’s vessel tonnage. If adopted by an additional 18 countries, then within 12 months thereof, the Convention will become law. In the unlikely event that ratification were to be achieved in 2011, the Convention would become law in 2012 or 2013, depending upon the date of final ratification. Even though the company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues, and the Company continues to work with industry representatives to oppose ratification of this Convention, the Company will continue to review and assess its seafarer labor relationships in light of the Convention requirements. Should this Convention become law, the company and its customers’ operations may be negatively affected by future compliance costs.

Government Regulation

The company is subject to various United States federal, state and local statutes and regulations governing the operation and maintenance of its vessels. The company’s U.S. flag vessels are subject to the jurisdiction of the United States Coast Guard, the United States Customs and Border Protection, and the United States Maritime Administration. The company is also subject to international laws and conventions and the laws of international jurisdictions where the company and its offshore vessels operate.

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the company must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 18.6% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2011.

The laws of the U.S. require that vessels engaged in the U.S. coastwise trade must be built in the U.S. In addition, once a U.S.-built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flag vessels must operate outside of the U.S. coastwise trade. Of the total 378 vessels owned or operated by the company at March 31, 2011, 319 vessels were registered under flags other than the United States and 59 vessels were registered under the U.S. flag. If the company is not able to secure adequate numbers of charters abroad for its non-U.S. flag vessels, even if work would otherwise have been available for such vessels in the United States, these vessels cannot operate in the U.S. coastwise trade, and the company’s financial performance could be affected.

All of the company’s offshore vessels are subject to either United States or international safety and classification standards or sometimes both. U.S. flag towing-supply, supply vessels and crewboats are required to undergo periodic inspections twice within every five year period pursuant to U.S. Coast Guard regulations. Vessels registered under flags other than the United States are subject to similar regulations and are governed by the laws of the applicable international jurisdictions and the rules and requirements of various classification societies, such as the American Bureau of Shipping.

The company is in compliance with the International Ship and Port Facility Security Code (ISPS), an amendment to the Safety of Life at Sea (SOLAS) Convention (1974/1988), and further mandated in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. Under the ISPS Code, the company performs worldwide security assessments, risk analyses, and develops vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, the company has developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the United States Coast Guard pursuant to Marsec Directive 104-6, Revision five.

Environmental Compliance

During the ordinary course of business, the company’s operations are subject to a wide variety of environmental laws and regulations that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunction and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on the company. Environmental laws and regulations are subject to change however, and may impose increasingly strict requirements and, as such, the company cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations.

All vessels over 79 feet in registered length, regardless of flag, that are operating as a means of transportation within the inland and offshore waters of the U.S. (but not beyond the three nautical mile territorial sea limit) must comply with the Environmental Protection Agency’s National Pollutant Discharge Elimination System (NPDES) Vessel General Permit (VGP) for discharges incidental to the normal operation of vessels. For our vessels, that includes ballast water, bilge water, graywater, cooling water, chain locker effluent, deck wash down and runoff, cathodic protection, and other such type runoff. The company believes that it is in full compliance with the VGP.

The company is also involved in various legal proceedings that relate to asbestos and other environmental matters. In the opinion of management, based on current information, the amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment if accidents occur. In addition, the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

Safety

The company is committed to ensuring the safety of its operations for both its employees and its customers. The company’s principal operations occur in offshore waters where the workplace environment presents safety challenges. Because the work environment presents these challenges, the company must work diligently to maintain workplace safety. Management regularly communicates with its personnel to promote safety and instill safe work habits through company media and safety review sessions. The company also regularly conducts safety training meetings for its seamen and shore based staff personnel. The company dedicates personnel and resources to ensure safe operations and regulatory compliance. The company’s Director of Health, Safety and Environmental Management is involved in proactive efforts to prevent accidents and injuries and reviews all incidents that occur throughout the company. In addition, the company employs safety personnel at every operating location who are responsible for administering the company’s safety programs and fostering the company’s safety culture. The company believes that every employee is a safety supervisor, and gives each employee the right, the responsibility, and the obligation to stop any operation that the employee deems to be unsafe, whether it is deemed to be, in retrospect, unsafe or not.

Risk Management

The operation of any marine vessel involves an inherent risk of catastrophic marine disaster; adverse sea and weather conditions; mechanical failure; collisions and property losses to the vessel. In addition, the nature of our operations exposes the company to the potential risks of damage to and loss of drilling rigs and production facilities; war, sabotage, pirate and terrorism risks; and business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may result in a reduction in revenues or increased costs. The company’s vessels are generally insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks, but the company does not fully insure for business interruption. The company also carries workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

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

Employees

As of March 31, 2011, the company had approximately 7,500 employees worldwide. The company strives to maintain excellent relations with its employees. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. GOM were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Executive Officers of the Registrant

Name	Age	Position

Dean E. Taylor	62

Chairman of the Board of Directors since 2003. Chief Executive Officer since March 2002. President since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Jeffrey M. Platt	53	Chief Operations Officer since March 2010. Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.

Stephen W. Dick	61	Executive Vice President since December 2001. Senior Vice President from 1999 to 2001. Vice President from 1990 to 1999.

Quinn P. Fanning	47

Chief Financial Officer since September 2008. Executive Vice President since July 2008. Prior to July 2008, Mr. Fanning was a Managing Director with Citigroup Global Markets Inc. In his 12 year investment banking career, all of which was with Citigroup or predecessor companies, Mr. Fanning generally focused on advisory services for the energy industry.

Joseph M. Bennett	55

Executive Vice President since June 2008. Chief Investor Relations Officer since 2005. Senior Vice President from 2005 to May 2008. Principal Accounting Officer from 2001 to May 2008. Vice President from 2001 to 2005. Controller from 1990 to 2005.

Bruce D. Lundstrom	47	Executive Vice President since August 2008. Senior Vice President from September 2007 to July 2008. General Counsel since September 24, 2007.

There are no family relationships between the directors or executive officers of the company. The company’s officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

Available Information

The company makes available free of charge, on or through its website (www.tdw.com), its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains the company’s reports, proxy and information statements, and the company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the company’s website is not part of any report that it files with the SEC.

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

Oil and Gas Prices Are Highly Volatile

Commodity prices for crude oil and natural gas are highly volatile. Prices are extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. High demand for crude oil and natural gas, reductions in supplies and/or low inventory levels for these resources as well as any perceptions about future supply interruptions can cause prices for crude oil and natural gas to rise. Conversely, low demand for crude oil and natural gas, increases in supplies and/or increases in crude oil and natural gas inventories cause prices for crude oil and natural gas to decrease. In addition, global military, political, and economic events, including civil unrest in the Middle East and North Africa oil producing and exporting countries, have contributed to crude oil and natural gas price volatility.

Factors that affect the supply of crude oil and natural gas include, but are not limited to, the following: global demand for the hydrocarbons; the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; political and economic uncertainties (including wars, terrorist acts or security operations); advances in exploration and field development technologies; significant weather conditions; and governmental policies/restrictions placed on exploration and production of natural resources.

Prolonged material downturns in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production companies given the long-term nature of large-scale development projects. In addition, a prolonged recession may result in a decrease in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates, which would have a material adverse effect on our results of operations, cash flows and financial condition. Higher commodity prices, however, do not necessarily translate into increased demand for offshore support vessel services as increased commodity supply could come from land-based energy markets.

Crude oil pricing volatility has increased in recent years as crude oil has emerged into a financial asset class used for speculative purchase. Traditionally, crude oil futures and options were purchased by the commercial traders for future production in an effort to hedge against price risk. More recently, non-commercial market participants have traded crude oil derivatives to profit off of the price performance of crude oil instead of traditional investments. The extent to which speculation causes excessive crude oil pricing volatility is currently not fully known; however, there is a growing consensus that speculative purchase of crude oil futures and options helped push crude oil prices to record levels in mid-2008. The escalation in energy prices and subsequent financial crisis and global economic recession helped to create a global accord to limit or prevent excessive speculation in an effort to diminish extreme crude oil price volatility.

Changes in the Level of Capital Spending by Our Customers

Our principal customers are major and independent oil and natural gas exploration, field development and production companies; foreign government-owned or -controlled organizations and companies that explore and produce oil and natural gas; drilling contractors; and companies that provide other services to the offshore energy industry, such as, offshore construction companies, diving companies and well stimulation companies. Our results of operations are highly dependent on the level of capital spending for exploration and field development by the companies that operate in the energy industry. The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. When commodity prices are low, our customers generally reduce their capital spending budgets for onshore and offshore drilling, exploration and field development. The level of offshore crude oil and natural gas exploration, development and production activity has historically been volatile, and that volatility is likely to continue.

Other factors that influence the level of capital spending by our customers that are beyond our control include: worldwide demand for crude oil and natural gas; the cost of exploring and producing crude oil and natural gas, which can be affected by environmental regulations; significant weather conditions; technological advances that affect energy production and consumption; local and international economic and political environment; and the availability and cost of financing.

The Offshore Marine Service Industry is Highly Competitive

The company operates in a highly competitive industry, which could depress vessel charter rates and utilization and adversely affect the company’s financial performance. We compete for business with our competitors on the basis of price; reputation for quality service; quality, suitability and technical capabilities of vessels; availability of vessels; safety and efficiency; cost of mobilizing vessels from one market to a different market; and national flag preference. In addition, competition in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors that favor or require local ownership. In general, declines in the level of offshore drilling and development activity by the energy industry negatively affects the demand for our vessels and results in downward pressure on day rates. Extended periods of low vessel demand and/or low day rates reduce the company’s revenues.

Risk Associated With the Loss of a Major Customer

We derive a significant amount of revenue from a few customers. For the years ended March 31, 2011, 2010 and 2009, the five largest customers accounted for approximately 45.3%, 47.3% and 45.4%, respectively, of the company’s total revenues, while the 10 largest customers accounted for a respective 62.8%, 61.8% and 60.3% of our total revenues. Our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers decide to interrupt or curtail their activities; terminate their contracts with us; fail to renew existing contracts; and/or refuse to award new contracts, and we were unable to contract our vessels with new customers at comparable day rates.

Consolidation of the Company’s Customer Base

Oil and natural gas companies, energy companies and drilling contractors have undergone consolidation, and additional consolidation is possible. Consolidation reduces the number of customers for the company’s equipment, and may negatively affect exploration, field development and production activity as consolidated companies focus on increasing efficiency and reducing costs and delay or abandon exploration activity with less promise. Such activity could adversely affect demand for the company’s vessels and reduce the company’s revenues.

Unconventional Natural Gas Sources are Exerting Downward Pricing Pressures on the Price of Natural Gas

The rise in production of unconventional gas resources (onshore shale plays resulting from technological advancements in horizontal drilling and fracturing) in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) export facilities around the world are contributing to an over-supplied natural gas market. While production of natural gas from unconventional sources is a relatively small portion of the worldwide natural gas production, it is increasing because improved drilling efficiencies are lowering the costs of extraction. There is a significant oversupply of natural gas inventories in the United States in part due to the increase of unconventional gas in the market. Prolonged increases in the worldwide supply of natural gas, whether from conventional or unconventional sources, will likely continue to suppress natural gas prices. A prolonged period of suppressed natural gas prices would likely have a negative impact on development plans of exploration and production companies, which in turn, may result in a decrease in demand for offshore support vessel services. This effect could be particularly acute in our U.S. operating segment, which is more oriented towards natural gas than crude oil production, and therefore more sensitive to the changes in the market pricing for natural gas than to changes in the market pricing of crude oil.

Challenging Macroeconomic Conditions

Uncertainty about future global economic market conditions makes it challenging to forecast operating results and to make decisions about future investments. The success of our business is both directly and indirectly dependent upon conditions in the global financial and credit markets that are outside of our control and difficult to predict. Uncertain economic conditions may lead our customers to postpone capital spending in response to tighter credit and reductions in income or asset values. Similarly, when lenders and institutional investors reduce, and in some cases, cease to provide funding to corporate and other industrial borrowers, the liquidity and financial condition of our customers can be adversely impacted. These factors may also adversely affect our liquidity and financial condition. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative effect on our business and operations, which in turn would reduce our revenues and profitability.

Prolonged material economic downturns in crude oil and natural gas prices can negatively affect the development plans of exploration and production companies. In addition, a prolonged recession may result in a decrease in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates, which would have a material adverse effect on the company’s results of operations, cash flows and financial condition. Prior to mid-2008, oil and gas companies had increased their respective exploration and field development activities in response to a very favorable pricing environment for oil and gas that existed at that time. Worldwide demand for crude oil and natural gas dropped precipitously and energy prices sharply declined as a result of a 2008-2009 global economic recession. Two years later, there are signs that economic improvement is underway; however, the pace of recovery and demand for energy and, in turn, offshore supply vessel services has been slow to recover. In addition, the recent increases in crude oil prices, resulting from higher demand for hydrocarbons and civil unrest in the Middle East and North African oil producing and exporting countries, has renewed economists’ concerns that high energy prices could imperil the economic recovery, although high commodity pricing generally bodes well for the energy industry.

Potential Overcapacity in the Offshore Marine Industry

Over the past decade, construction of offshore vessels of the types the company operates has increased significantly. Excess offshore supply vessel capacity likewise usually exerts downward pressure on charter rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between market areas. While the company is committed to the construction of additional vessels, it has also sold and/or scrapped a significant number of vessels over the last several years. A discussion about the aging of the company’s fleet, which has necessitated the company’s new vessel construction programs, appears in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this report.

The offshore supply vessel market has approximately 405 new-build offshore support vessels (platform supply vessels and anchor handlers only) that are currently estimated to be under construction and that are expected to be delivered to the worldwide offshore vessel market over the next three and a half years, according to ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,590 vessels. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company. Also, please read “Potential Repeal or Amendment of the Shipping Act May Have an Adverse Impact on the Company’s U.S. Segment” risk below for additional information that can increase vessels overcapacity in our U.S. Segment.

Risks Associated with Vessel Construction and Maintenance

The company has a number of vessels currently under construction, and it may construct additional vessels in response to current and future market conditions. In addition, the company routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance services. Construction projects and drydockings are subject to risks of delay and cost overruns, resulting from shortages of equipment, materials and skilled labor; lack of shipyard availability; unforeseen design and engineering problems; work stoppages; weather interference; unanticipated cost increases; unscheduled delays in the delivery of material and equipment; financial and other difficulties at shipyards including labor disputes and shipyard insolvency; and inability to obtain necessary certifications and approvals.

A significant delay in either construction or drydockings of vessels could have a material adverse effect on our ability to fulfill contract commitments and to realize timely revenues with respect to vessels under construction, conversion or other drydockings. Significant cost overruns or delays for vessels under construction could also adversely affect the company’s financial condition, results of operations or cash flows. The demand for vessels currently under construction may diminish from levels originally anticipated. If the company fails to obtain favorable contracts for newly constructed vessels, such failure could have a material adverse effect on the company’s revenues and profitability.

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

Risks Associated with Operating Internationally

For the fiscal years ended March 31, 2011, 2010 and 2009, 92%, 92%, and 89%, respectively, of the company’s total revenues were generated by its international segment. The company’s international vessel operations are vulnerable to many risks inherent in doing business in countries other than the United States, some of which have recently become more pronounced. Our customary risks of operating internationally include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country (please refer to Item 7 in this report and Note (10) of Notes to Consolidated Financial Statements for a discussion of our Venezuelan operations regarding vessel seizures); foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit and retain management of overseas operations; currency fluctuations, revaluations, devaluations and restrictions on repatriation of currency; and import/export quotas and restrictions - most of which are beyond the control of the company.

The company is also subject to acts of piracy and kidnappings that put its assets and personnel at risk. The increase in the level of these criminal or terrorist acts over the last few years has been well-publicized. As a marine services company that usually operates in offshore, coastal or tidal waters, the company is particularly vulnerable to these kinds of unlawful activities. Although the company takes what it considers to be prudent measures to protect its personnel and assets in markets that present these risks, it has confronted these kinds of incidents in the past, and there can be no assurance it will not be subjected to them in the future.

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

International Operations Exposed to Currency Devaluation and Fluctuation Risk

Due to the company’s international operations, the company is exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies and the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our assets and liabilities denominated in currencies other than our functional currency are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our international results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

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

Compliance with the Foreign Corrupt Practices Act and Similar Worldwide Anti-Bribery Laws

Our international operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. In order to effectively compete in certain foreign jurisdictions, the company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, the company is subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. The company has adopted proactive procedures to promote compliance with the FCPA, but it may be held liable for actions taken by its strategic or local partners or agents even though these partners or agents may not themselves be subjected to the FCPA. Any determination that the company has violated the FCPA could have a material adverse effect on its business, results of operations, and cash flows.

A full discussion of the company’s FCPA internal investigation is disclosed in the “Internal Investigation” section of Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Compliance with Complex and Developing Laws and Regulations

The company’s U.S. and International segment operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard and the United States Customs and Border Protection and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association.

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

Further, many of the countries in which the company operates have laws, regulations and enforcement systems that are largely undeveloped, and the requirements of these systems are not always readily discernable even to experienced and proactive participants. Further, these laws, regulations and enforcement systems can be unpredictable and subject to frequent change or reinterpretation, sometimes with retroactive effect, and with associated taxes, fees, or penalties sought from the company based on that reinterpretation or retroactive effect. While the company endeavors to comply with applicable laws and regulations, the company’s compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of the company’s operations. These laws and regulations may expose the company to liability for the conduct of or conditions caused by others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that the company may not be able to pass along to its customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect the company’s financial condition, results of operations or cash flows.

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

Risk of Changes in Laws Governing U.S. Taxation of Foreign Source Income

We operate globally through various subsidiaries which are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we conduct our business, including laws or policies directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws or policies, or their interpretation, of any country in which we conduct business, or in which we are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings, and such change could be significant to our financial results.

Approximately 92% of the company’s revenues and net income are generated by its operations outside of the United States. The company’s effective tax rate has averaged approximately 18.7% since fiscal 2006, primarily a result of the passage of The American Jobs Creation Act of 2004, which excluded from the company’s current taxable income in the U.S. income earned offshore through the company’s controlled foreign subsidiaries.

Periodically, tax legislative initiatives are proposed to effectively increase U.S. taxation of income with respect to foreign operations. Whether any such initiatives will win congressional or executive approval and become law is presently unknown; however, if any such initiatives were to become law, and were such law to apply to the company’s international operations, it would result in a materially higher tax expense, which would have a material impact on the company’s financial condition, results of operations or cash flows, and which could cause the company to review the utility of continued U.S. domicile.

In addition, our income tax returns are subject to review and examination by the Internal Revenue Service and other tax authorities where tax returns are filed. The company routinely evaluates the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure or intercompany transfer pricing policies, or if the terms of certain income tax treaties are interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase, and our financial condition and results of operations could be materially adversely affected.

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

To the extent foreign competition is permitted to engage in U.S. coastwise trade by vessels that are built in lower-cost shipyards, owned and manned by foreign nationals with favorable foreign tax incentives and with lower wages and benefits than U.S. citizens, such increased competition could have a material adverse effect on the company’s U.S. segment operations. However, for the fiscal years ended March 31, 2011, 2010 and 2009, 92%, 92%, and 89%, respectively, of the company’s vessel revenues were generated by its international segment.

Compliance with Environmental Regulations May Adversely Impact Our Operations and Markets

A variety of regulatory developments, proposals and requirements have been introduced in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. If such legislation is enacted, increased cost of energy as well as environmental and other costs and capital expenditures could be necessary to comply with the limitations. These developments may curtail production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for the company’s offshore supply vessels, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production market. Although it is unlikely that demand for oil and gas will lessen dramatically over the short-term, in the long-term, demand for oil and gas or increased regulation of environmental regulations may create greater incentives for use of alternative energy sources. Unless and until legislation is enacted and its terms are known, we cannot reasonably or reliably estimate its impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

The Deepwater Horizon Incident and Effects of the Drilling Moratorium in the U.S. Gulf of Mexico Could Have a Material Significant Impact on Exploration and Production Activities in United States Coastal Waters that Could Adversely Affect the U. S. Operations of the Company

As we are an energy service company, the success and profitability of our operations in the United States are dependent on the level of upstream drilling and exploration activity in the U.S. GOM, and to a lesser extent on the West Coast of the United States and in Alaska. In particular, many of our new-build vessels were designed to operate in deep water off the continental shelf to assist in drilling and exploration efforts in those areas. Since fiscal 2009, between 63% and 40% of our revenues in the U.S. GOM have come from our deepwater vessels, and the margins that we earn on deepwater vessels have typically been higher than margins we achieve on other classes of our vessels. Although the BOEMRE has begun to issue new drilling permits, the pace remains slow, and in any event, the new rules and requirements could continue to suppress the level of drilling activity and the demand for our services, which could have a material adverse effect on our U.S. operations. In addition, if exploration and production activity migrates from the U.S. GOM to international markets because of the additional regulations and higher operating costs in the U.S. GOM, it is also possible that other offshore supply vessel owners will redeploy additional vessels to international markets. These mobilizations could increase competition and have a negative effect on vessel utilization and day rates in international markets, depending on the number of drilling rigs that exit the U.S. GOM and move to international markets.

Also among the uncertainties that confront the industry are whether Congress will repeal the $75.0 million cap for non-reclamation liabilities under the Oil Pollution Act of 1990 and whether insurance will continue to be available at a reasonable cost and with reasonable policy limits to support drilling and exploration activity in the U.S. GOM. Although the eventual outcome of these developments is currently unknown, we believe that, even in the best case for the industry that we serve, additional regulatory and operational costs will be incurred, and these additional costs may either reduce the level of exploratory activity in the U.S. GOM, reduce demand for our services, or both.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information on Properties is contained in Item 1 of this report.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Derivative Suit

In mid February 2011, an individual claiming to be a Tidewater shareholder filed a shareholder derivative suit in the U.S. District Court for the Eastern District of Louisiana. The defendants in the suit are individual directors and certain officers of Tidewater Inc. Tidewater Inc. is also a nominal defendant in the lawsuit. The suit asserts various causes of action, including breach of fiduciary duty, against the individual defendants in connection with the facts and circumstances giving rise to the settlements with the DOJ and SEC and seeks a number of remedies against the individual defendants and the company as a result. While the company will incur costs in connection with the defense of this law suit, the suit does not seek monetary damages against the company. The individual defendants and the company have recently retained legal counsel. The lawsuit is still in an early stage.

Settlement with the Nigerian Government

The company announced on March 3, 2011, that it had reached an agreement with the Federal Government of Nigeria (“FGN”) to settle and resolve the previously disclosed investigation by the FGN relating to allegations that a third party customs broker had made improper payments to government officials in Nigeria on behalf of the company’s foreign subsidiaries. The FGN’s investigation in this regard focused on facts and circumstances associated with Nigeria operations in 2007 and previous years that were detailed in the company’s previous settlements with the DOJ and SEC. Pursuant to the settlement agreement, the FGN has terminated the above-mentioned investigation and agreed not to bring any criminal charges or civil claims against the company or any associated persons arising from these allegations. In return, one of the company’s Nigerian subsidiaries agreed to pay $6.0 million to the FGN and to pay an additional $0.3 million for the FGN’s attorneys’ fees and other expenses. The total $6.3 million ($0.12 per diluted common share) settlement payments were recorded and paid during the quarter ended March 31, 2011. Among other provisions in the settlement agreement, the company’s Nigerian subsidiary also affirmed a continuing commitment to good corporate governance and compliance.

Other Items

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (10) of Notes to Consolidated Financial Statements included in this report.

ITEM 4.	RESERVED

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange under the symbol “TDW.” At March 31, 2011, there were 826 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 31, 2011 was $59.85. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	September 30	December 31	March 31

Fiscal 2011 common stock prices:
High	$57.08	$44.99	$54.15	$63.55
Low	38.65	38.00	42.81	52.44
Dividend	.25	.25	.25	.25
Fiscal 2010 common stock prices:
High	$52.03	$48.95	$48.62	$51.43
Low	35.65	40.45	40.78	42.96
Dividend	.25	.25	.25	.25

Issuer Repurchases of Equity Securities

In May 2011, the company’s Board of Directors replaced the existing share repurchase program with a new $200.0 million repurchase program that is effective through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions.

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The repurchase program was scheduled to expire on June 30, 2010, but the company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010, and $180.0 million remains available to repurchase shares under the 2009 share repurchase program at March 31, 2011. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

Dividend Program

The Board of Directors declared dividends of $51.5 million, $51.7 million, and $51.5 million, or $1.00 per share, for the years ended March 31, 2011, 2010 and 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Performance Graph

The following graph compares the cumulative total stockholder return on the company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index (the “Peer Group”) over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2006, at closing prices on March 31, 2006, and the reinvestment of dividends. The Value Line Oilfield Services Group consists of 25 companies including Tidewater Inc.

Indexed returns
Years ended March 31

Company name/Index	2006	2007	2008	2009	2010	2011

Tidewater Inc.	100	107.27	101.94	70.18	91.30	118.03
S&P 500	100	111.83	106.15	65.72	98.43	113.83
Peer Group	100	102.63	133.87	60.02	99.53	144.04

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

Years Ended March 31
(In thousands, except ratio and per share amounts)

	2011 (A)	2010 (B)	2009	2008	2007 (C)

Statement of Earnings Data :
Revenues:
Vessel revenues	$1,051,213	1,138,162	1,356,322	1,215,134	1,097,582
Other marine services revenues	4,175	30,472	34,513	55,037	27,678

	$1,055,388	1,168,634	1,390,835	1,270,171	1,125,260

Gain on asset dispositions, net	$13,228	28,178	27,251	11,449	42,787

Provision for Venezuelan operations	$—	43,720	—	—	—

Net earnings	$105,616	259,476	406,898	348,763	356,646

Basic earnings per common share	$2.06	5.04	7.92	6.43	6.38

Diluted earnings per common share	$2.05	5.02	7.89	6.39	6.31

Cash dividends declared per common share (D)	$1.00	1.00	1.00	.60	.60

Balance Sheet Data (at end of period):
Cash and cash equivalents	$245,720	223,070	250,793	270,205	393,806

Total assets	$3,748,116	3,293,357	3,073,804	2,751,780	2,649,298

Current maturities of long-term debt	$—	25,000	—	—	—

Long-term debt	$700,000	275,000	300,000	300,000	300,000

Capitalized lease obligations	$—	—	—	10,059	19,712

Stockholders’ equity	$2,513,944	2,464,030	2,244,678	1,930,084	1,886,010

Working capital	$395,558	380,915	431,101	431,691	584,869

Current ratio	3.15	2.86	3.12	3.17	4.98

Cash Flow Data:
Net cash provided by operating activities	$264,206	328,261	523,889	486,842	435,095

Net cash (used in) provided by investing activities	$(569,943)	(298,482)	(434,055)	(272,001)	(151,156)

Net cash provided by (used in) financing activities	$328,387	(57,502)	(109,246)	(338,442)	(136,242)

(A)

Fiscal 2011 net earnings includes a $4.4 million, or $0.08 per common share, final settlement with the DOJ and a $6.3 million, or $0.12 per common share, settlement with the Federal Government of Nigeria related to the internal investigation as disclosed in Note (10) of Notes to Consolidated Financial Statements.

(B)

In addition to the Provision for Venezuelan operations separately stated above, fiscal 2010 net earnings includes (1) the reversal of $36.1 million, or $0.70 per common share, of uncertain tax positions related to the resolution of a tax dispute with the U.S. IRS as disclosed in Note (3) of Notes to Consolidated Financial Statements, (2) an $11.4 million, or $0.22 per common share, proposed settlement with the SEC related to the internal investigation as disclosed in Note (10) of Notes to Consolidated Financial Statements, and (3) an $11.0 million, or $0.21 per common share, foreign exchange gain resulting from the devaluation of the Venezuelan bolivar fuerte relative to the U.S. dollar.

(C)

During fiscal 2007, the company sold 14 offshore tugs for a cash price of $43.7 million, resulting in a $34.0 million pre-tax financial gain, or approximately $20.8 million after-tax, or $0.37 per diluted common share.

(D)

In May 2008, the company’s Board of Directors authorized the increase of the company’s quarterly dividend from $0.15 per share to $0.25 per share, a 67% increase. The declaration of dividends is at the discretion of the company’s Board of Directors.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2011 and 2010 and for the years ended March 31, 2011, 2010 and 2009 that we included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or those anticipated in its forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this report. With respect to this section, the cautionary language applicable to such forward-looking statements described in “Forward-Looking Statements” found before Item 1 of this report is incorporated by reference into this Item 7. The following discussion should also be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related disclosures of this report.

Fiscal 2011 Business Highlights and Key Focus

During fiscal 2011, the company continued its focus on maintaining its competitive advantages and its market share in international markets where it operates, and continued to modernize its vessel fleet to generate future earnings capacity while removing from active service certain traditional vessels that currently have fewer market opportunities because customer demand for such vessels has declined significantly. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations and maintaining disciplined cost control.

The company’s strategy contemplates the possible acquisitions of vessels and/or other owners and operators of offshore supply vessels as well as organic growth through the construction of vessels at a variety of shipyards worldwide. The company has the largest number of new vessels among its competitors in the industry, and it also has the largest fleet of older vessels in the industry. Management regularly evaluates alternatives for its older fleet. The company intends to pursue its long-term fleet replenishment and modernization strategy on a disciplined basis and, in each case, will carefully consider whether proposed investments and transactions have the appropriate risk/reward profile.

The company’s consolidated net earnings during fiscal 2011 decreased 59%, or $153.9 million, as compared to fiscal 2010, due primarily to an approximate 10%, or $113.2 million, decrease in total revenues, a $33.3 million, or 6%, increase in vessel operating costs, and a $34.2 million, or 414%, increase in income taxes as disclosed in Note (3) of Notes to Consolidated Financial Statements during the comparative periods.

The company recorded $1.1 billion in revenues during fiscal 2011 as compared to $1.2 billion in fiscal 2010, which is a decrease of approximately $113.2 million over the revenue earned during fiscal 2010 due largely to an approximate four percentage point reduction in total worldwide utilization. Also, fiscal 2010 earnings includes a $43.7 million provision for Venezuelan operations (as disclosed in Note (10) of Notes to Consolidated Financial Statements) and the reversal of $34.3 million income tax liabilities as disclosed in Note (3) of Notes to Consolidated Financial Statements.

Vessel revenues generated by the company’s international segment decreased approximately $86.0 million, or 8%, during fiscal 2011 compared to fiscal 2010, while vessel revenues generated by the U.S. segment increased approximately $0.9 million, or 1%, during the same comparative periods. Fiscal 2010 revenues included $11.3 million of revenues generated by the company’s Venezuelan operations. Other marine revenues decreased approximately $26.3 million, or 86%, during the same comparative periods primarily because ship construction at the company’s shipyards for unaffiliated customers has declined. International segment vessel operating costs increased approximately 7%, or $37.0 million, while the company’s U.S. segment vessel operating costs decreased approximately 7%, or $3.6 million, during fiscal 2011 as compared to fiscal 2010. Costs of other marine revenues decreased approximately $22.7 million, or 83%, during the same comparative periods. A significant portion of the company’s operations are conducted internationally; therefore, the company’s international vessel operations are the primary driver of its revenue and earnings. Revenues generated from international vessel operations, as a percentage of the company’s total vessel revenues, was 92% during fiscal 2011 and fiscal 2010.

In January 2011, the company amended and extended its then existing $450.0 million credit facility (the “previous facility”) and established $575.0 million in new credit facilities (the “new facilities”) for a five year period maturing January 2016. The new facilities include a $125.0 million term loan (“term loan”) and a $450.0 million revolving line of credit (“revolver”). The new facilities revolver and term loan borrowings bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio.

On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes (“Senior Note Offering”). On October 15, 2010, the company completed the sale of $310.0 million of these notes, and completed the sale of an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of approximately nine years. The weighted average coupon rate on the notes is 4.25%. Proceeds from the note sales were used to repay borrowings under the company’s Previous Facility, as it existed at December 31, 2010, to fund capital expenditures related to the company’s on-going fleet enhancement program and for general corporate purposes.

During fiscal 2011, the company continued its significant vessel construction and acquisition program that began in calendar year 2000. This program facilitated the company’s entrance into deepwater markets around the world in addition to allowing the company to begin to replace its core fleet with fewer, larger, and more technologically sophisticated vessels. The vessel construction and acquisition program was initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world through the replacement of aging vessels in the company’s core fleet. During this time, the company purchased and/or constructed 214 vessels for approximately $2.9 billion. Between April 1999 and March 2011, the company also sold, primarily to buyers that operate outside of our industry, 543 vessels. Most of the vessel sales were at prices that exceeded their carrying values. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $605.8 million and $279.1 million, respectively.

In recent years, the company has generally funded vessel additions with operating cash flow, and funds provided by the July 2003 private placement of $300.0 million and the September 2010 private placement of $425.0 million in senior unsecured notes, borrowings under its revolving credit facilities and various leasing arrangements.

At March 31, 2011, the company had agreements to acquire eight vessels and commitments to build 28 vessels at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.) at a total cost, including contract costs and other incidental costs, of approximately $857.2 million. At March 31, 2011, the company had invested $341.2 million in progress payments towards the construction of 28 vessels and $21.8 million towards the purchase of the eight vessels. At March 31, 2011, the remaining expenditures necessary to complete construction of the 28 vessels currently under construction (based on contract prices) and to fund the acquisition of the eight vessels was $494.2 million. A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Macroeconomic Environment and Outlook

The primary driver of our business, and therefore revenues, is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to contract drilling rigs and offshore service vessels in the United States (U.S.) Gulf of Mexico (GOM) or in international markets, with the international market being driven by supply and demand for crude oil, and the U.S. GOM being influenced both by the supply and demand for natural gas (in regards to shallow water activity) and the supply and demand for crude oil (in regards to deepwater activity).

Crude oil prices gradually recovered and stabilized in the range of $75 to $90 per barrel during the majority of calendar year 2010 due to signs of improvement in the global economy, lead by emerging economies, and, in part, because the Organization of Petroleum Exporting Countries (OPEC) reduced its crude oil production targets by more than 6.0% over the past 2.5 years in an effort to stabilize crude oil prices. Crude oil prices have increased since the beginning of calendar year 2011 as colder-than-normal winter weather in North America and the Euro-zone translated into higher demand for crude oil. In addition, crude oil prices have increased due to bullish sentiment about supply tightness in calendar year 2011 due to continued improvements in the global economy, along with concerns related to potential supply interruptions and disruptions due to the political tensions in the Middle East and North Africa. During the last scheduled OPEC meeting, held in mid-December 2010, OPEC officials voted to maintain its existing production targets asserting that worldwide crude oil supplies were well balanced (with crude oil stocks above five-year averages) and that OPEC holds excess spare capacity which can be made available to the market should crude oil prices increase to levels that could possibly jeopardize the global economic recovery that is underway. Although a global economic recovery is underway, demand for offshore vessel services was slow to recover in fiscal 2011 from the demand weakness experienced the last two fiscal years resulting from the 2008-2009 global recession. The company expects that utilization and day rates for its internationally-based vessels will continue to be correlated with crude oil prices, which in mid-April 2011 were trading around $110 per barrel for West Texas Intermediate crude and $122 for Intercontinental Exchange (ICE) Brent crude. The significant increase in oil prices bodes well for increases in drilling and exploration activity and resulting demand for the company’s vessels in the various international markets and the deepwater of the U.S. GOM (assuming the pace of permits increases).

Prices for natural gas were generally bearish throughout calendar year 2010 due to the rise in production of unconventional gas resources in North America (onshore shale plays resulting from technological advancements in horizontal drilling and fracturing) and the commissioning of a number of new large Liquefied Natural Gas (LNG) exporting facilities around the world, which are contributing to an over-supplied natural gas market. Since December 2010, colder-than-normal winter weather in the North America and the Euro-zone caused a spike in natural gas prices, that continued throughout the first quarter of calendar year 2011, as increases in demand for natural gas were met with production disruptions (resulting from the cold weather) and the potential for a future increase in demand for the resource by Japan as the country starts to rebuild from the devastating effects of the earthquake and tsunami that struck the country in March 2011. Despite recent improvements in demand for natural gas, inventories for the resource in the U.S. continue to be oversupplied and have grown year-over-year by approximately five Bcf per day. As of mid-April 2011, prices were trading in the $4.00 to $4.20 Mcf range. Analysts expect prices to decrease during calendar year 2011 if a dramatic slowdown does not occur in natural gas production. High natural gas inventories exert downward pricing pressures on the resource. While production of natural gas from unconventional sources is still a relatively small portion of the worldwide natural gas production, it is increasing because improved drilling efficiencies are lowering the costs of extraction. Prolonged increases in the supply of natural gas, whether the supply comes from conventional or unconventional production, will suppress prices for natural gas. A prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the company’s U.S. segment.

Certain oil and gas industry analysts are reporting in their 2011 E&P expenditures (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase by approximately 11% over calendar year 2010 levels. The surveys forecast that international capital spending budgets will increase approximately 12%, while North American capital spending budgets are forecast to increase approximately 8%. The industry analysts’ reports that the gains in international spending will be led by the “super major” international oil companies and the national oil companies. It is anticipated that the North American capital budget increases will primarily be spent onshore rather than offshore. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $77 average price per barrel of oil and an approximate $4.27 per mcf average natural gas price for calendar 2011.

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

In recent years, international deepwater activity has been a growing part of the worldwide offshore crude oil and natural gas markets and a source of growth for the company. International deepwater activity did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are therefore considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling. Reports published during the most recently completed quarter suggest that over the next five and a half years and beyond, the worldwide movable drilling rig count (currently estimated at approximately 830 movable offshore rigs worldwide, approximately thirty percent of which are designed to operate in deeper waters) will increase as approximately 150 new-build offshore rigs that are currently on order and under construction are delivered. Of the estimated 830 movable offshore rigs worldwide, approximately 560 are currently working. It is further estimated that approximately 50% of the new build rigs are built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years by approximately one third. Investment is also being made in the floating production market, with approximately 55 new floating production units currently under construction and are expected to be delivered over the next six and a half years and beyond to supplement the current approximately 345 floating production units worldwide. To the extent the rigs are built and delivered, it is believed that the new build rigs will largely target international regions rather than the U.S. GOM due to longer contract durations, generally lower operating costs (including insurance costs) and higher drilling day rates available in the international markets. Additional and future regulatory oversight and control with respect to offshore drilling in the U.S. GOM following the explosion of the Deepwater Horizon may also increase the relative appeal of international markets.

According to ODS-Petrodata, the global offshore supply vessel market has approximately 405 new-build offshore support vessels (platform supply vessels and anchor handlers only) at March 31, 2011, that are currently estimated to be under construction and that are expected to be delivered to the worldwide offshore vessel market primarily over the next three and half years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,590 vessels, of which we estimate in excess of 15% are stacked. An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aging vessels, including more than 760 vessels, or approximately 30% of the worldwide offshore fleet, that are at least 25 years old, that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be accurately predicted, the company believes that the retirement of a sizeable portion of these aging vessels would likely mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created with the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet. It is unknown at this time the extent to which the recovery from the recent worldwide recession will influence the utilization of equipment currently in existence or the ultimate timing of delivery and placing into service of new drilling rigs, floating production units and vessels currently under construction.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with other energy service companies, our business activity is largely dependent on the level of drilling and exploration activity by our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. In addition, since the Deepwater Horizon incident, the level of drilling activity off the continental shelf of the U.S. GOM has diminished while the U.S. government evaluated the causes of the incident and announced a plan for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. As of March 31, 2011, fewer than 10 drilling permits for deepwater exploration activity had been issued since the Deepwater Horizon incident in April 2010.

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

Although the company attempts to efficiently manage its fleet drydocking schedule to minimize the disruptive effect on its revenues and costs, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in drydocking costs and days off hire (due to vessels being drydocked) contributed to volatility in repair and maintenance costs and revenue. In addition, some of the more recently constructed vessels are now experiencing their first or second required regulatory drydockings.

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

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations and drydockings in addition to changes in fuel prices.

The company also incurs vessel operating costs that are aggregated under the “other” vessel operating cost heading. These costs consist of brokers’ commissions, training costs and other miscellaneous costs. Brokers’ commission costs are incurred primarily in the company’s international operations where brokers sometimes assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees and temporary vessel importation fees.

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

(In thousands)	2011	%	2010	%	2009	%

Revenues (A):
Vessel revenues:
International	$962,522	91%	1,048,553	90%	1,209,426	87%
United States	88,691	8%	89,609	8%	146,896	11%

	1,051,213	100%	1,138,162	97%	1,356,322	98%
Other marine revenues	4,175	<1%	30,472	3%	34,513	2%

Total revenues	$1,055,388	100%	1,168,634	100%	1,390,835	100%

Operating costs:
Vessel operating costs:
Crew costs	$338,126	32%	320,229	27%	357,249	26%
Repair and maintenance	110,496	10%	104,413	9%	119,672	9%
Insurance and loss reserves	19,601	2%	12,948	1%	12,817	1%
Fuel, lube and supplies	61,784	6%	56,637	5%	65,249	5%
Vessel operating leases	17,964	2%	15,054	1%	6,996	1%
Other	90,619	9%	95,978	8%	98,893	7%

	638,590	61%	605,259	52%	660,876	48%
Costs of other marine revenues	4,660	<1%	27,387	2%	29,282	2%

Total	$643,250	61%	632,646	54%	690,158	50%

(A)

For fiscal 2011, 2010 and 2009, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 16.2%, 18.3% and 19.1%, respectively, of total revenues while Petroleo Brasileiro SA accounted for 15.4%, 13.1% and 10.1% of total revenues, respectively.

The following table subdivides vessel operating costs presented above by the company’s International and United States segments and its related percentage of total revenue for the fiscal years ended March 31.

(In thousands)	2011	%	2010	%	2009	%

International vessel operating costs:
Crew costs	$307,698	29%	286,500	25%	300,401	22%
Repair and maintenance	100,114	9%	94,882	8%	108,115	8%
Insurance and loss reserves	17,490	2%	9,176	1%	9,130	1%
Fuel, lube and supplies	58,462	6%	54,403	5%	62,392	4%
Vessel operating leases	15,510	1%	11,907	1%	3,849	<1%
Other	88,939	8%	94,384	8%	94,751	7%

	588,213	56%	551,252	47%	578,638	42%
United States vessel operating costs:
Crew costs	$30,428	3%	33,729	3%	56,848	4%
Repair and maintenance	10,382	1%	9,531	1%	11,557	1%
Insurance and loss reserves	2,111	<1%	3,772	<1%	3,687	<1%
Fuel, lube and supplies	3,322	<1%	2,234	<1%	2,857	<1%
Vessel operating leases	2,454	<1%	3,147	<1%	3,147	<1%
Other	1,680	<1%	1,594	<1%	4,142	<1%

	50,377	5%	54,007	5%	82,238	6%

Total vessel operating costs	$638,590	61%	605,259	52%	660,876	48%

As a result of the uncertainty of a certain customer to make payments of vessel charter hire the company has deferred the recognition of approximately $12.0 million of billings as of March 31, 2011 and 2010 and $6.1 million of billings as of March 31, 2009, which would otherwise have been recognized as revenue. The company will recognize the amounts as revenue as cash is collected or at such time as the uncertainty has been significantly reduced. Although we currently have no ongoing business with this customer, the company is continuing efforts to collect all amounts due from this customer and is currently pursuing all legal remedies to collect the outstanding balance.

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues for the years ended March 31 consists of the following:

(In thousands)	2011	%		2010	%		2009	%

Marine operating profit:
Vessel activity:
International	$162,051	15%		252,354	22%		437,695	31%
United States	11,581	1%		9,196	1%		34,797	3%

	173,632	16%		261,550	22%		472,492	34%
Corporate expenses	(46,361)	(4%	)	(51,432)	(4%	)	(38,622)	(3%	)
Gain on asset dispositions, net	13,228	1%		28,178	2%		27,251	2%
Other marine services	(1,163)	(<1%	)	2,034	<1%		4,348	<1%

Operating income	139,336	13%		240,330	21%		465,469	33%

Foreign exchange gain	2,278	<1%		4,094	<1%		2,695	<1%
Equity in net earnings of unconsolidated companies	12,185	1%		18,107	2%		16,978	1%
Interest income and other, net	5,065	<1%		6,882	1%		7,066	1%
Interest and other debt costs	(10,769)	(1%	)	(1,679)	(<1%	)	(693)	(<1%	)

Earnings before income taxes	$148,095	14%		267,734	23%		491,515	35%

Fiscal 2011 Compared to Fiscal 2010

Consolidated Results

The company’s consolidated net earnings during fiscal 2011 decreased 59%, or $153.9 million, as compared to fiscal 2010, due primarily to an approximate 10%, or $113.2 million, decrease in total revenues, a $33.3 million, or 6%, increase in vessel operating costs, and a $34.2 million, or 414%, increase in income taxes as disclosed in Note (3) of Notes to Consolidated Financial Statements during the comparative periods.

The company recorded $1.1 billion in revenues during fiscal 2011 as compared to $1.2 billion in fiscal 2010, a decrease of approximately $113.2 million, primarily due to an approximate four percentage point reduction in total worldwide utilization and a decrease in the company’s shipyard activity for unaffiliated customers. Also, fiscal 2010 earnings included a $43.7 million provision for Venezuelan operations (as disclosed in

Note (10) of Notes to Consolidated Financial Statements) and the reversal of $34.3 million income tax liabilities as disclosed in Note (3) of Notes to Consolidated Financial Statements.

A significant portion of the company’s operations are conducted internationally; therefore, the company’s international vessel operations are the primary driver of its revenue and earnings. Revenues generated from international vessel operations, as a percentage of the company’s total vessel revenues, was 92% during fiscal 2011 and fiscal 2010. Vessel revenues generated by the company’s international segment decreased approximately $86.0 million, or 8%, during fiscal 2011 compared to fiscal 2010, while vessel revenues generated by the U.S. segment decreased approximately $0.9 million, or 1%, during the same comparative periods. In part, the decline in revenues reflected the vessel seizures in Venezuela in mid-2009 with fiscal 2010 including $11.3 million of revenues generated by the company’s Venezuelan operations. Other marine revenues decreased approximately $26.3 million, or 86%, during the same comparative periods primarily because ship construction at the company’s shipyards was completed on several projects and the shipyard has not been able to secure additional backlog. International segment vessel operating costs increased approximately 7%, or $37.0 million, while the company’s U.S. segment vessel operating costs decreased approximately 7%, or $3.6 million, during fiscal 2011 as compared to fiscal 2010. Costs of other marine revenues decreased approximately $22.7 million, or 83%, during the same comparative periods.

At March 31, 2011, the company had 364 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 16.5 years. The average age of 193 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 5.4 years. The remaining 171 vessels have an average age of 29.0 years. During fiscal 2011 and 2010, the company’s newer vessels generated $838.5 million and $770.5 million, respectively, of consolidated revenue and accounted for 88%, or $363.9 million, and 74%, or $395.3 million, respectively, of total vessel margin (vessel revenues less vessel operating cost).

International Segment Operations. The company’s international results of operations are primarily dependent on the supply and demand relationship for crude oil. During fiscal 2011, internationally-based vessel utilization rates decreased approximately six percentage points as compared to fiscal 2010 due principally to reduced demand for the company’s traditional vessels by our customers. E&P customers reduced their capital spending budgets in response to lower hydrocarbon demand and weaker commodity prices precipitated by the 2008-2009 global economic recession. The 2008-2009 global recession resulted in a decrease in demand for offshore support vessel services worldwide. This reduced demand has led to an industry-wide reduction in charter rates and utilization rates on vessels as our customers needed fewer vessels and demanded pricing concessions.

Internationally-based vessel revenues decreased 8%, or $86.0 million, during fiscal 2011 as compared to fiscal 2010, primarily due to an approximate 12 percentage point decrease in utilization rates and 3% decrease in average day rates on the towing supply/supply class of vessels as a result of weaker demand for this vessel class. In addition, the company’s revenues decreased because of the loss of revenue from the seizure of its Venezuelan operations in May and July of 2009. The company’s Venezuelan operations contributed no revenues during fiscal 2011 as compared to $11.3 million of revenues contributed during fiscal 2010. The 21% or $131.1 million, decline in the towing supply/supply class of vessels revenue, during fiscal 2011 as compared to fiscal 2010, was partially offset by an 18%, or $54.1 million increase in revenue earned by the company’s deepwater class of vessels due to the addition of 23 deepwater vessels to the international fleet throughout fiscal 2010 and fiscal 2011 following the addition of newly-built and acquired deepwater vessels to the fleet and the transfer of deepwater class vessels from the U.S. GOM market.

Average day rates for all internationally-based vessels during fiscal 2011 were comparable to the average day rates achieved during fiscal 2010, which reflects a change in the mix of vessels operating during fiscal 2011. As a general matter, leading edge day rates are declining across vessel classes; however, the impact of this decline on average day rate statistics has been mitigated by vessel charter contracts entered into in fiscal 2011 and prior years and a change in the mix of vessels that worked during fiscal 2011, relative to fiscal 2010. In particular, the company added 55 new vessels to the fleet since the first quarter of fiscal 2010 and stacked 100 older, traditional vessels throughout fiscal 2010 and fiscal 2011, and the traditional vessels generally earn lower day rates than newer vessels. As a result, the average working vessel during fiscal 2011 earned a higher average day rate than the average working vessel during fiscal 2010.

The company continued to stack and remove from its active fleet of internationally-based vessels those vessels that could not find attractive charter contracts. At the beginning of fiscal 2011, the company had 63 internationally-based vessels that were stacked. During fiscal 2011, the company stacked 48 additional vessels, sold and/or disposed of 27 vessels from the previously stacked vessel fleet, and returned to international service one vessel, with the net result being a total of 83 stacked internationally-based vessels as of March 31, 2011. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. Our higher number of stacked vessels depressed international utilization rates during the comparative periods because stacked vessels are considered available to work and are included in the calculation of utilization rates.

The company’s towing supply/supply vessels were the source of the majority of the revenue decline realized during fiscal 2011 as compared to fiscal 2010. This class of vessels accounted for approximately $131.1 million of the revenue decline (a 21% reduction) during fiscal 2011 as compared to fiscal 2010, due to a 12 percentage point decrease in utilization rates and an approximate 3% decrease in average day rates, primarily reflecting weaker demand for the company’s vessels (and particularly the company’s traditional vessels) and the seizure of vessels by the Venezuelan government. The company’s crew/utility class of vessels were responsible for approximately $6.9 million of the decline in revenue (an 8% reduction) during the same comparative periods due to 2% lower average day rates because of weaker demand for such vessels and due to fewer crewboats operating internationally, primarily due to vessel sales. Increased revenue generated by the company’s deepwater class of vessels partially offset revenue losses incurred by the other vessel classes operating in the international segment. Revenues earned by the deepwater class of vessels increased approximately 18%, or $54.1 million, during fiscal 2011 as compared to fiscal 2010, due to stable utilization rates, despite an approximate 9% decrease in average day rates, during the comparative periods and, more importantly, due to an increase in the number of deepwater vessels operating in the international market following the addition of newly-built and acquired deepwater vessels to the fleet and because of three deepwater vessels mobilizing to international markets from the U.S. GOM during the third quarter of fiscal 2011. Vessel revenues, utilization percentages and average day rates by vessel class for the international segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

Vessel operating profit for internationally-based vessels decreased approximately 36%, or $90.3 million, during fiscal 2011 as compared to fiscal 2010, because of lower revenues and 7%, or $37.0 million, higher operating costs during the comparative periods. Vessel operating profit also decreased during the same comparative periods because of an approximate 8%, or $8.9 million, increase in depreciation expense. Depreciation expense increased during fiscal 2011 as compared to fiscal 2010 because of newly-constructed and acquired vessels that were added to the international fleet and because of the mobilization of vessels from the U.S. GOM to international markets during the third quarter of fiscal 2011. Also, fiscal 2010 vessel operating profit includes a $43.7 million provision for Venezuelan operations (as disclosed in Note (10) of Notes to Consolidated Financial Statements).

Crew costs increased approximately 7%, or $21.2 million, during fiscal 2011 as compared to fiscal 2010, due to an increase in the number of internationally-based vessels and because of a $6.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (10) of Notes to Consolidated Financial Statements. Repair and maintenance costs increased approximately 6%, or $5.2 million, during fiscal 2011 as compared to fiscal 2010. This trend largely reflects a greater number of drydockings being performed during the current fiscal year. In particular, during fiscal 2011, we performed four scheduled drydockings of our largest anchor handling towing supply vessel class of vessels (for an aggregate cost of $14.5 million) as compared to one drydocking being performed on the same class of vessel during fiscal 2010 for a total cost of $3.3 million. International vessel operating lease costs increased approximately $3.6 million, or 30%, during fiscal 2011 because the company entered into six additional vessel operating leases during fiscal 2010, as disclosed in Note (9) of Notes to Consolidated Financial Statements and in the “Off-Balance Sheet Arrangements” section of this report, and because one vessel operating under an operating lease transferred from the U.S. GOM to an international market during the third quarter of fiscal 2011. Fuel, lube and supply costs were higher by approximately 7%, or $4.1 million, respectively, during fiscal 2011 as compared to fiscal 2010 due to vessel mobilizations on the company’s newly delivered vessels and because of vessels mobilizing from one international area to a different international area. Insurance and loss reserves increased approximately $8.3 million due to an increase in the number of vessels operating internationally and due to unfavorable development of losses during the current fiscal year.

United States Segment Operations. The company’s United States results of operations are primarily dependent on the supply and demand relationship for natural gas (in regards to shallow water activity) and the supply and demand for crude oil (in regards to deepwater activity). During fiscal 2011, vessel day rates in the U.S. GOM offshore vessel market trended higher as the normal supply/demand fundamentals were affected by the strong demand for vessels to assist with the U.S. Gulf oil spill response effort following the catastrophic explosion of the Deepwater Horizon in April 2010. Increased demand for the company’s vessels helped drive utilization rates for the company’s U.S. segment higher during fiscal 2011 as compared to the same periods during fiscal 2010. All of the company’s available-for-work U.S. segment vessels were working at relatively full utilization, including a number of the company’s vessels assisting with the oil spill containment effort that was underway during the first half of fiscal 2011; however, by September 30, 2010 vessel demand related to the oil spill containment effort had declined significantly.

Vessel revenues from the U.S.-based vessels decreased a modest 1%, or $0.9 million, during fiscal 2011 as compared to fiscal 2010, as a result of lower revenues generated on the U.S.-based crew/utility class of vessels primarily due to the disposition of vessels resulting from weak demand for the company’s crewboats in the U.S. GOM market. In addition, average day rates on this same class of vessel decreased approximately 4% during fiscal 2011 as compared to fiscal 2010.

Revenues earned by the U.S.-based towing supply/supply class of vessels somewhat offset the lower revenues earned by the crew/utility class of vessels. During fiscal 2011, revenues earned by the company’s towing supply/supply class of vessels increased $1.2 million, or 4%, due to an 11 percentage point increase in utilization, despite a 4% decrease in average day rates. Higher utilization for the U.S. towing supply/supply class of vessels, in part, reflects the disposition of vessels. Revenue on the company’s deepwater class of vessels during fiscal 2011 were comparable to the revenues earned during fiscal 2010, due to a two percentage point increase in utilization rates because the supply/demand fundamentals in the U.S. GOM vessel market improved for the deepwater class of vessels because they were used as part of the spill containment effort following the Deepwater Horizon explosion in April 2010; however, throughout the company’s third quarter of fiscal 2011, vessel demand related to the oil spill containment effort had declined significantly and the company mobilized three deepwater vessels from the U.S. GOM to international markets. Vessel revenues, utilization percentages and average day rates by vessel class for the U.S. segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

The company continues to stack and remove from its active fleet vessels that cannot find attractive charter hire contracts. At the beginning of fiscal 2011, the company had 20 stacked vessels in the U.S. segment. During fiscal 2011, the company stacked six additional vessels, sold and/or disposed of 14 vessels from the previously stacked vessel fleet, and returned to domestic service five vessels, resulting in a total of seven U.S.-based stacked vessels as of March 31, 2011.

U.S.-based vessel operating profit increased approximately $2.4 million, or 26%, during fiscal 2011 as compared to the same periods in fiscal 2010, due to lower vessel operating costs (primarily crew costs, insurance and loss reserves and vessel operating leases). Crew costs decreased approximately 10%, or $3.3 million, during fiscal 2011, primarily due to vessels mobilizing to international markets and reductions in crew personnel on the remaining crews staffing the vessels. Vessel operating leases were $0.7 million, or 22%, lower during the same comparative periods because one vessel operating under an operating lease mobilized to an international market during the third quarter of fiscal 2011. Insurance and loss reserves were lower during fiscal 2011 as compared to fiscal 2010 because of fewer vessels operating in the U.S. GOM.

Other Items. Insurance and loss reserves expense increased $6.7 million, or 51%, during fiscal 2011 as compared to fiscal 2010, because of lower premiums and favorable adjustments to loss reserves during fiscal 2010 and due to unfavorable development of losses during the current fiscal year.

Gain on asset dispositions, net during fiscal 2011 decreased approximately $13.2 million, or 53%, as compared to fiscal 2010, due to fewer vessel sales, lower gains earned on the mix of vessels sold, and higher impairment charges taken in fiscal 2011 as discussed below. Dispositions of vessels can fluctuate significantly from period to period.

The company performed a review of all its assets for asset impairment during fiscal 2011, which resulted in the company recording $9.0 million in impairments on 19 assets to write down the carrying value of these assets to a combined fair value of $13.6 million. During fiscal 2010, the combined fair value of 17 assets that incurred impairments totaling $3.1 million was $10.6 million. The impairment charges were recorded in gain on asset dispositions, net.

Fiscal 2010 Compared to Fiscal 2009

During late 2008 and early 2009, prices for crude oil and natural gas fell dramatically from their respective peaks achieved earlier in calendar year 2008 due to a global recession that caused a precipitous drop in worldwide demand for oil and gas.

Consolidated Results

The company’s consolidated net earnings were $259.5 million during fiscal 2010 as compared to $406.9 million during fiscal 2009, a decrease of approximately 36%, or $147.4 million, due to a 16% decrease in total revenues during the comparative periods and to a $43.7 million, net provision for Venezuelan operations, as disclosed in Note (10) of Notes to Consolidated Financial Statements, an $11.4 million, or $0.22 per common share, proposed settlement with the SEC related to the previously announced internal investigation as disclosed in Note (10) of Notes to Consolidated Financial Statements, partially offset by approximately 8% lower vessel operating costs and the reversal of $36.1 million of accrued income tax liabilities as disclosed in Note (3) of Notes to Consolidated Financial Statements.

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

At March 31, 2010, the company had 377 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 17.8 years. The average age of 170 newer vessels that had been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 5.4 years. The remaining 207 vessels had an average age of 28.0 years. During fiscal 2010 and 2009, the company’s newer vessels generated $770.5 million and $712.0 million, respectively, of consolidated revenues and accounted for 79% and 59%, respectively, of total vessel margin (vessel revenues less vessel operating expenses less vessel depreciation of $76.2 million and $64.4 million, respectively), while the traditional vessels generated $367.7 million and $644.3 million of the consolidated revenues during the same comparative periods, respectively, and accounted for the remaining 21% and 41% of total vessel margin, respectively. Vessel depreciation on the company’s traditional vessels was $50.6 million and $58.0 million, respectively, during the same comparative periods.

International Segment Operations. The company’s international results of operations are primarily dependent on the supply and demand relationship for crude oil. During fiscal 2010, internationally-based vessel utilization rates decreased approximately seven percentage points as compared to fiscal 2009 due to the 2008-2009 global economic recession. E&P customers reduced their capital spending budgets in response to lower hydrocarbon demand and weaker commodity prices. During fiscal 2010, the global recession resulted in a decrease in demand for offshore support vessel services. This reduction in demand led to an industry-wide reduction in charter rates and utilization rates on vessels as our customers demanded pricing concessions.

Internationally-based vessel revenues decreased $160.9 million, or 13%, during fiscal 2010 as compared to fiscal 2009, primarily due to an approximate seven percentage point decrease in utilization rates on vessels operating in international markets, reflecting weaker demand for the company’s vessels. Average day rates for internationally-based vessels increased a relatively modest 2% during fiscal 2010 as compared to fiscal 2009. Higher average day rates for internationally-based vessels reflected a change in the mix of vessels operating during fiscal 2010 compared to fiscal 2009. Leading edge day rates generally had been declining across vessel classes; however, the impact of the decline on average day rate statistics was mitigated by a change in the mix of vessels that were working in fiscal 2010 relative to fiscal 2009. In particular, the company stacked a number of traditional vessels in fiscal 2010 and the traditional vessels generally earned lower day rates than the newer vessels. As a result, the average working vessel in fiscal 2010 earned a higher day rate than the average working vessel in fiscal 2009. In addition, the company’s revenues decreased during the comparative periods because of the loss of revenue from the seizure of its Venezuelan operations. The company’s Venezuelan operations contributed $11.3 million of revenues during fiscal 2010 as compared to $61.6 million of revenues contributed during fiscal 2009.

During fiscal 2010, the company continued to stack and remove from its internationally-based active fleet vessels that could not find attractive charter hire contracts. At the beginning of fiscal 2010, the company had 46 internationally-based stacked vessels. During fiscal 2010, the company stacked 52 additional vessels, sold 32 vessels from the previously stacked vessel fleet, and returned to international service three vessels, resulting in a total of 63 internationally-based stacked vessels as of March 31, 2010. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. Stacked internationally-based vessels depressed international utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates.

The company’s towing supply/supply class of vessels were responsible for approximately 95%, or $153.1 million, of the loss in revenue during fiscal 2010 as compared to fiscal 2009, primarily due to a decrease in the number of towing-supply/supply vessels operating in the international market because of vessel sales, the seizure of vessels by the Venezuelan government, and because of lower utilization rates resulting from weaker demand for the company vessels that continued to operate internationally. The company’s crew/utility class of vessels were responsible for approximately 10%, or $16.5 million, of the loss in revenue during the same comparative periods due to lower utilization and average day rates because of weaker demand for the company’s crew/utility class of vessels. The company’s internationally-based offshore tugs were responsible for approximately 15%, or $24.3 million, of the loss in revenue during fiscal 2010 as compared to fiscal 2009 due to lower utilization and average day rates and to a decrease in the number of offshore tugs operating in the international market because of vessel sales and the seizure of vessels by the Venezuelan government.

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

Operating profit for internationally-based vessels decreased approximately 42%, or $185.3 million, during fiscal 2010 as compared to fiscal 2009, primarily due to 13% lower revenues from internationally-based vessels, a $43.7 million provision for Venezuelan operations, as disclosed in Note (10) of Notes to Consolidated Financial Statements, and approximately 8%, or $9.2 million, higher depreciation expense. Excluding the provision for Venezuelan operations, the company’s operating profit from internationally-based vessels decreased approximately 32%, or $141.6 million, during fiscal 2010 as compared to fiscal 2009, due to lower revenues from internationally-based vessels, which were partially offset by an approximate 5%, or $27.4 million, reduction in operating costs from internationally-based vessels (primarily crew costs, repair and maintenance and fuel, lube and supply costs). Depreciation expense associated with internationally-based vessels increased during the comparative periods because of the transfer of vessels from the U.S. GOM to international markets and to newly-constructed vessels that were added to the international fleet during fiscal 2010 and 2009.

International crew costs were lower by approximately 5%, or $13.9 million, during fiscal 2010 as compared to fiscal 2009, because of fewer vessels operating internationally as a result of vessels sales, stacking of vessels, and the seizing of vessels by the Venezuelan government. Repair and maintenance costs for internationally-based vessels decreased approximately 12%, or $13.2 million, because there were fewer drydockings performed during the same comparative periods. Fuel, lube and supply costs were lower by approximately 13%, or $8.0 million, during the same comparative periods, due to the same reasons listed above for lower crew costs.

International vessel operating lease costs increased approximately $8.1 million, or 209%, during fiscal 2010 as compared to fiscal 2009, because of six additional vessel operating leases initiated during fiscal 2010, as disclosed in Note (9) of Notes to Consolidated Financial Statements.

United States Segment Operations. The company’s United States results of operations are primarily dependent on the supply and demand relationship for natural gas (in regards to shallow water activity) and the supply and demand for crude oil (in regards to deepwater activity). The number of operating drilling rigs in the U.S. offshore market is generally the primary driver of activity, and the U.S. GOM remained at historically low levels due to a reduction in exploration and field development activity in the U.S. GOM, particularly in non-deepwater areas. As a result of the deterioration of the macroeconomic environment in the U.S. GOM over the last few years and due to the 2008-2009 global economic recession that began, during fiscal 2010, the total U.S.-based vessel utilization decreased approximately 18 percentage points as compared to fiscal 2009.

Vessel revenues from U.S.-based vessels decreased approximately 39%, or $57.3 million, during fiscal 2010 as compared to fiscal 2009, primarily due to an approximate 18 percentage point decrease in total U.S. utilization rates, which reflected the deterioration in the macroeconomic environment in the U.S. GOM market during the comparative periods. Average day rates increased approximately 9% during the same comparative time periods, but the increase in average day rates was insufficient to mitigate the negative effects that lower utilization rates had on U.S. segment revenues. Higher average U.S. day rates reflect a change in the mix of vessels operating during fiscal 2010 compared to fiscal 2009. As was the case with international operations, leading edge day rates in the U.S. segment generally declined across vessel classes; however, the impact of this decline on average day rate statistics was mitigated by the company stacking traditional vessels. Vessel revenues also decreased during the comparative periods because of the transfer of approximately three vessels to international markets.

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

Gain on asset dispositions, net, during fiscal 2010 increased approximately 3%, or $0.9 million, as compared to fiscal 2009, due to higher gains earned on the mix of vessels sold. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period. The company recorded impairment charges of $3.1 million and $3.1 million during fiscal 2011 and 2010, respectively, on certain stacked vessels, which are included in gains on asset dispositions, net.

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such do not include vessels withdrawn from service (four vessels at March 31, 2011) or joint venture vessels (10 vessels at March 31, 2011). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

REVENUE BY VESSEL CLASS:
(In thousands)
Fiscal Year 2011	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	$89,595	88,193	96,540	86,524	360,852
Towing-supply/supply	119,097	124,797	122,412	118,806	485,112
Crew/utility	19,110	19,812	20,534	20,979	80,435
Offshore tugs	9,343	8,777	9,704	8,299	36,123
Total	$237,145	241,579	249,190	234,608	962,522
United States-based fleet:
Deepwater vessels	$17,048	16,672	12,373	9,385	55,478
Towing-supply/supply	7,371	8,190	7,738	8,721	32,020
Crew/utility	432	429	332	—	1,193
Total	$24,851	25,291	20,443	18,106	88,691
Worldwide fleet:
Deepwater vessels	$106,643	104,865	108,913	95,909	416,330
Towing-supply/supply	126,468	132,987	130,150	127,527	517,132
Crew/utility	19,542	20,241	20,866	20,979	81,628
Offshore tugs	9,343	8,777	9,704	8,299	36,123
Total	$261,996	266,870	269,633	252,714	1,051,213

Fiscal Year 2010	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	$69,113	73,695	81,670	82,285	306,763
Towing-supply/supply	180,181	166,472	144,500	125,087	616,240
Crew/utility	25,570	22,393	19,812	19,528	87,303
Offshore tugs	10,557	9,338	8,604	9,181	37,680
Other	567	—	—	—	567
Total	$285,988	271,898	254,586	236,081	1,048,553
United States-based fleet:
Deepwater vessels	$13,297	14,714	12,554	15,160	55,725
Towing-supply/supply	9,515	7,342	6,931	6,990	30,778
Crew/utility	1,636	609	436	425	3,106
Total	$24,448	22,665	19,921	22,575	89,609
Worldwide fleet:
Deepwater vessels	$82,410	88,409	94,224	97,445	362,488
Towing-supply/supply	189,696	173,814	151,431	132,077	647,018
Crew/utility	27,206	23,002	20,248	19,953	90,409
Offshore tugs	10,557	9,338	8,604	9,181	37,680
Other	567	—	—	—	567
Total	$310,436	294,563	274,507	258,656	1,138,162

Fiscal Year 2009	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	$58,284	67,642	69,740	71,553	267,219
Towing-supply/supply	184,959	193,415	199,580	191,342	769,296
Crew/utility	27,369	26,709	25,627	24,145	103,850
Offshore tugs	15,826	14,993	15,467	15,688	61,974
Other	1,831	1,876	1,655	1,725	7,087
Total	$288,269	304,635	312,069	304,453	1,209,426
United States-based fleet:
Deepwater vessels	$16,932	16,099	12,795	12,818	58,644
Towing-supply/supply	17,675	18,644	19,945	13,742	70,006
Crew/utility	5,495	5,259	4,372	3,120	18,246
Total	$40,102	40,002	37,112	29,680	146,896
Worldwide fleet:
Deepwater vessels	$75,216	83,741	82,535	84,371	325,863
Towing-supply/supply	202,634	212,059	219,525	205,084	839,302
Crew/utility	32,864	31,968	29,999	27,265	122,096
Offshore tugs	15,826	14,993	15,467	15,688	61,974
Other	1,831	1,876	1,655	1,725	7,087
Total	$328,371	344,637	349,181	334,133	1,356,322

UTILIZATION: Fiscal Year 2011	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	83.6%	77.4	79.6	75.2	78.8
Towing-supply/supply	53.9	55.2	55.1	54.5	54.7
Crew/utility	72.4	76.0	80.6	85.8	78.5
Offshore tugs	59.4	55.1	58.7	53.7	56.8
Total	62.2%	62.3	63.7	63.2	62.8
United States-based fleet:
Deepwater vessels	91.0%	89.1	86.0	82.9	87.8
Towing-supply/supply	44.1	48.9	45.9	54.2	47.9
Crew/utility	20.4	32.5	25.9	—	23.2
Total	51.1%	57.2	52.0	57.9	54.2
Worldwide fleet:
Deepwater vessels	84.6%	78.9	80.2	75.8	79.8
Towing-supply/supply	52.9	54.6	54.2	54.5	54.0
Crew/utility	68.5	73.9	77.9	84.3	75.9
Offshore tugs	59.4	55.1	58.7	53.7	56.8
Total	61.1%	61.8	62.7	62.8	62.1

Fiscal Year 2010	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	78.8%	78.5	78.8	78.5	78.6
Towing-supply/supply	73.9	71.1	63.8	56.7	66.6
Crew/utility	75.7	71.3	70.4	72.3	72.4
Offshore tugs	54.2	60.4	56.0	56.8	56.8
Other	79.2	—	—	—	79.2
Total	73.2%	71.3	66.5	62.7	68.5
United States-based fleet:
Deepwater vessels	92.4%	76.7	83.7	92.0	86.1
Towing-supply/supply	39.4	32.2	35.8	41.8	37.3
Crew/utility	45.4	18.7	14.3	14.2	23.8
Total	49.0%	37.7	39.5	46.0	43.1
Worldwide fleet:
Deepwater vessels	80.8%	78.2	79.4	80.2	79.6
Towing-supply/supply	70.1	66.8	60.7	55.1	63.3
Crew/utility	72.6	66.4	65.0	66.4	67.7
Offshore tugs	54.2	60.4	56.0	56.8	56.8
Other	79.2	—	—	—	79.2
Total	70.7%	67.8	63.8	61.0	65.9

Fiscal Year 2009	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	83.6%	85.8	85.7	82.1	84.2
Towing-supply/supply	77.2	75.7	76.1	74.4	75.8
Crew/utility	86.1	79.5	75.5	71.0	78.0
Offshore tugs	53.4	60.4	65.2	66.8	61.1
Other	41.8	59.1	95.1	97.7	64.6
Total	76.6%	75.8	76.0	74.0	75.6
United States-based fleet:
Deepwater vessels	94.9%	98.0	96.7	98.5	96.9
Towing-supply/supply	49.8	48.1	49.0	42.3	47.5
Crew/utility	77.3	75.5	84.1	73.9	77.7
Total	63.0%	61.4	62.4	56.3	61.0
Worldwide fleet:
Deepwater vessels	85.9%	88.0	87.3	84.5	86.4
Towing-supply/supply	73.6	72.2	72.7	70.7	72.3
Crew/utility	84.7	78.9	76.6	71.4	78.0
Offshore tugs	53.4	60.4	65.2	66.8	61.1
Other	41.8	59.1	95.1	97.7	64.6
Total	74.8%	74.0	74.4	72.1	73.9

	0000000000	0000000000	0000000000	0000000000	0000000000
AVERAGE DAY RATES: Fiscal Year 2011	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	$22,690	22,619	22,663	21,294	22,315
Towing-supply/supply	12,108	11,975	11,761	12,090	11,980
Crew/utility	4,793	4,766	4,829	4,850	4,810
Offshore tugs	6,402	6,415	6,665	6,601	6,520
Total	$12,331	12,173	12,230	12,048	12,195
United States-based fleet:
Deepwater vessels	$25,747	25,432	25,425	25,163	25,480
Towing-supply/supply	7,702	8,268	8,374	9,936	8,540
Crew/utility	4,749	4,778	4,749	–	4,759
Total	$14,531	14,570	13,806	14,477	14,357
Worldwide fleet:
Deepwater vessels	$23,129	23,024	22,946	21,619	22,691
Towing-supply/supply	11,718	11,653	11,485	11,913	11,689
Crew/utility	4,792	4,767	4,828	4,850	4,810
Offshore tugs	6,402	6,415	6,665	6,601	6,520
Total	$12,511	12,366	12,337	12,194	12,352

Fiscal Year 2010	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	$25,522	24,222	24,406	23,924	24,470
Towing-supply/supply	12,488	12,399	12,164	12,259	12,340
Crew/utility	5,224	4,935	4,642	4,856	4,926
Offshore tugs	7,744	7,059	6,654	6,769	7,062
Other	9,679	—	—	—	9,679
Total	$12,194	12,177	12,247	12,411	12,251
United States-based fleet:
Deepwater vessels	$24,178	29,792	26,683	25,799	26,511
Towing-supply/supply	10,071	9,627	8,417	7,413	8,860
Crew/utility	4,997	5,045	4,749	4,757	4,936
Total	$13,418	16,456	14,375	13,936	14,441
Worldwide fleet:
Deepwater vessels	$25,295	25,000	24,687	24,198	24,763
Towing-supply/supply	12,339	12,250	11,921	11,849	12,114
Crew/utility	5,210	4,938	4,644	4,853	4,926
Offshore tugs	7,744	7,059	6,654	6,769	7,062
Other	9,679	—	—	—	9,679
Total	$12,282	12,426	12,380	12,531	12,399

Fiscal Year 2009	First	Second	Third	Fourth	Year

International-based fleet:
Deepwater vessels	$24,728	26,841	26,677	27,057	26,364
Towing-supply/supply	11,660	12,375	12,723	12,736	12,368
Crew/utility	4,965	5,183	5,155	5,316	5,147
Offshore tugs	8,931	8,304	8,149	8,454	8,453
Other	9,893	10,588	9,066	9,812	9,835
Total	$11,221	12,048	12,309	12,559	12,026
United States-based fleet:
Deepwater vessels	$24,514	25,239	23,967	24,094	24,492
Towing-supply/supply	11,633	12,865	13,951	12,397	12,713
Crew/utility	6,010	6,020	5,595	5,357	5,789
Total	$12,835	13,511	13,520	13,352	13,290
Worldwide fleet:
Deepwater vessels	$24,679	26,517	26,218	26,560	26,006
Towing-supply/supply	11,658	12,417	12,826	12,713	12,396
Crew/utility	5,114	5,305	5,214	5,321	5,233
Offshore tugs	8,931	8,304	8,149	8,454	8,453
Other	9,893	10,588	9,066	9,812	9,835
Total	$11,396	12,201	12,427	12,626	12,151

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

UTILIZATION: Fiscal Year 2011	First	Second	Third	Fourth	Year

International-based fleet:
New vessels	86.5%	85.8	87.5	85.8	86.4
Traditional vessels	39.7	37.9	37.0	36.0	37.7
Total International-based fleet	62.2%	62.3	63.7	63.2	62.8
United States-based fleet:
New vessels	68.9%	76.6	69.8	80.2	72.9
Traditional vessels	43.0	48.8	45.7	52.1	47.1
Total U.S.-based fleet	51.1%	57.2	52.0	57.9	54.2
Worldwide fleet:
New vessels	85.3%	85.3	86.8	85.6	85.8
Traditional vessels	40.1	39.2	38.1	37.7	38.8
Total Worldwide Fleet	61.1%	61.8	62.7	62.8	62.1

Fiscal Year 2010	First	Second	Third	Fourth	Year

International-based fleet:
New vessels	86.5%	86.8	86.6	85.1	86.2
Traditional vessels	65.3	60.5	51.0	43.7	55.7
Total International-based fleet	73.2%	71.3	66.5	62.7	68.5
United States-based fleet:
New vessels	66.5%	49.2	52.7	57.6	56.7
Traditional vessels	41.0	32.7	34.1	40.8	37.1
Total U.S.-based fleet	49.0%	37.7	39.5	46.0	43.1
Worldwide fleet:
New vessels	84.7%	83.8	84.2	83.1	83.9
Traditional vessels	62.6	57.2	49.0	43.3	53.5
Total Worldwide Fleet	70.7%	67.8	63.8	61.0	65.9

Fiscal Year 2009	First	Second	Third	Fourth	Year

International-based fleet:
New vessels	91.1%	91.0	91.9	87.6	90.3
Traditional vessels	70.7	69.2	68.5	67.0	68.9
Total International-based fleet	76.6%	75.8	76.0	74.0	75.6
United States-based fleet:
New vessels	83.9%	82.7	88.1	83.2	84.4
Traditional vessels	50.4	49.6	50.6	44.0	48.8
Total U.S.-based fleet	63.0%	61.4	62.4	56.3	61.0
Worldwide fleet:
New vessels	89.9%	89.8	91.5	87.2	89.6
Traditional vessels	68.4	66.9	66.4	64.5	66.6
Total Worldwide Fleet	74.8%	74.0	74.4	72.1	73.9

	0000000000	0000000000	0000000000	0000000000	0000000000
AVERAGE DAY RATES: Fiscal Year 2011	First	Second	Third	Fourth	Year

International-based fleet:
New vessels	$14,587	14,122	14,100	13,608	14,090
Traditional vessels	7,787	7,603	7,285	7,561	7,568
Total International-based fleet	$12,331	12,173	12,230	12,048	12,195
United States-based fleet:
New vessels	$21,248	21,205	20,490	23,603	21,432
Traditional vessels	9,597	10,039	10,196	10,788	10,138
Total U.S.-based fleet	$14,531	14,570	13,806	14,477	14,357
Worldwide fleet:
New vessels	$14,943	14,463	14,317	13,851	14,381
Traditional vessels	8,029	7,964	7,712	8,047	7,939
Total Worldwide Fleet	$12,511	12,366	12,337	12,194	12,352

Fiscal Year 2010	First	Second	Third	Fourth	Year

International-based fleet:
New vessels	$16,452	16,160	15,807	15,441	15,946
Traditional vessels	8,819	8,193	7,584	7,402	8,120
Total International-based fleet	$12,194	12,177	12,247	12,411	12,251
United States-based fleet:
New vessels	$17,896	21,955	20,843	20,689	20,122
Traditional vessels	10,055	12,874	10,269	9,666	10,633
Total U.S.-based fleet	$13,418	16,456	14,375	13,936	14,441
Worldwide fleet:
New vessels	$16,554	16,429	16,027	15,705	16,165
Traditional vessels	8,910	8,518	7,815	7,678	8,332
Total Worldwide Fleet	$12,282	12,426	12,380	12,531	12,399

Fiscal Year 2009	First	Second	Third	Fourth	Year

International-based fleet:
New vessels	$16,242	17,090	17,124	17,343	16,965
Traditional vessels	8,608	9,163	9,288	9,361	9,091
Total International-based fleet	$11,221	12,048	12,309	12,559	12,026
United States-based fleet:
New vessels	$14,647	14,732	13,669	15,074	14,526
Traditional vessels	11,017	12,386	13,400	11,863	12,177
Total U.S.-based fleet	$12,835	13,511	13,520	13,352	13,290
Worldwide fleet:
New vessels	$16,001	16,775	16,740	17,125	16,666
Traditional vessels	8,812	9,445	9,654	9,550	9,351
Total Worldwide Fleet	$11,396	12,201	12,427	12,626	12,151

Vessel Count, Dispositions, Acquisitions and Construction Programs

The average age of the company’s 364 owned or chartered vessel fleet (excluding joint-venture vessels and vessels withdrawn from service) in its fleet at March 31, 2011 is approximately 16.5 years. The average age of 193 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program (discussed below) is approximately 5.4 years. The remaining 171 vessels have an average age of 29.0 years. The following table compares the average number of vessels by class and geographic distribution during the fiscal years ended March 31 and the actual March 31, 2011 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,

	2011	2011	2010	2009

International-based fleet:
Deepwater vessels	60	56	44	33
Towing-supply/supply	199	203	206	224
Crew/utility	56	58	67	71
Offshore tugs	26	27	26	33
Other	—	—	—	3

Total	341	344	343	364

United States-based fleet:
Deepwater vessels	5	7	6	7
Towing-supply/supply	18	21	26	32
Crew/utility	—	3	7	11

Total	23	31	39	50

Owned or chartered vessels included in marine revenues	364	375	382	414
Vessels withdrawn from service	4	5	8	15
Joint-venture and other	10	10	10	13

Total	378	390	400	442

Included in owned or chartered vessels are vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant, and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 90, 83 and 61 stacked vessels at March 31, 2011, 2010 and 2009, respectively. The vast majority of vessels stacked at March 31, 2011 are currently being marketed for sale and are not expected to return to the active fleet primarily due to their mature age.

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

Fiscal 2011. The company disposed of 46 vessels, including 25 anchor handling towing supply vessels, six platform supply vessels, 12 crewboats, one offshore tug vessel and two utility vessels. Fourteen of the 46 vessels disposed of were from the U.S. GOM vessel fleet while 28 vessels were from the international fleet. The remaining four vessels were disposed of from vessels previously withdrawn from service.

Fiscal 2010. The company disposed of 70 vessels during fiscal 2010, including 25 anchor handling towing supply vessels, 21 platform supply vessels, 10 crewboats, seven offshore tugs, five utility vessels and two other type vessels. Five of the 70 vessels disposed of were from the U.S. GOM vessel fleet while 61 vessels were from the international fleet. The remaining four vessels were disposed of from vessels previously withdrawn from service. Six of the platform supply vessels that were disposed of were sold and leased back by subsidiaries of the company during fiscal 2010. A complete discussion regarding the sale/leaseback transactions is disclosed in the Note (9) of Notes to Consolidated Financial Statements included in Item 8 of this report. Included in the above vessel dispositions, are 15 vessels that were expropriated by the Venezuelan government as disclosed in Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report. Of the 15 expropriated vessels, one was an anchor handling towing supply vessel, three were platform supply vessels, one was a crewboat, five were offshore tugs, three were utility vessels, and two were other type vessels.

Fiscal 2009. The company disposed of 47 vessels during fiscal 2009, including 12 anchor handling towing supply vessels, 11 platform supply vessels, seven crewboats, six utility vessels, eight offshore tugs and three other type vessels. Five of the 47 vessels disposed of were from the U.S. GOM vessel fleet while 33 vessels were from the internationally-based fleet. The remaining nine vessels were disposed of from vessels previously withdrawn from service.

Vessel Deliveries and Acquisitions

The table below summarizes the number of vessels that have been added to the company’s fleet during fiscal 2011, 2010 and 2009 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2011	2010	2009

Deepwater vessels:
Anchor handling towing supply	1	4	1
Platform supply vessels	6	11	3
Towing-supply/supply vessels:
Anchor handling towing supply	21	8	9
Platform supply vessels	—	—	–
Crewboats and offshore tugs:
Crewboats	1	1	3
Offshore tugs	—	4	1

Total number of vessels added to the fleet	29	28	17

Fiscal 2011. The company took delivery of seven newly-built vessels and acquired 22 vessels from third parties. Of the seven newly-built vessels added to the fleet, three were anchor handling towing supply vessels, three were platform supply vessels and one is a fast, crew/supply boat. The anchor handling towing supply vessels were constructed at two different international shipyards for a total aggregate cost of $62.1 million and varied in size from 5,150 to 13,570 brake horsepower (BHP). The three deepwater, platform supply vessels (one 230-foot and two 240-feet) were constructed for a total aggregate cost of $57.9 million and were built by two different international shipyards. The crewboat was constructed at an international shipyard for a total cost of $9.4 million and is a 175-foot fast, crew/supply boat. Of the 22 acquired vessels added to the fleet during fiscal 2011, 19 were anchor handling towing supply vessels (twelve 5,150 BHP, two 8,000 BHP and five 9,500 BHP) and three deepwater, platform supply vessels (one 230-foot, one 240-foot and one 250-foot). The company acquired the 22 vessels for a total aggregate cost of $365.3 million.

Fiscal 2010. The company took delivery of 23 newly-built vessels and acquired five vessels from third parties. Nine of the 23 newly-built vessels were anchor handing towing supply vessels that were constructed at four different international shipyards for a total aggregate cost of $182.8 million, and the vessels varied in size from 5,000 to 13,750 BHP. Eleven of the newly-built vessels are deepwater class platform supply vessels, of which three are 230-foot long, five are 240-foot long, two are 266-foot long and one is 311-foot long in size. Nine of the 11 platform supply vessels were constructed at four different international shipyards for a total aggregate cost of $208.5 million. The two 266-foot deepwater, platform supply vessels, were constructed at the company’s own shipyard, Quality Shipyards, L.L.C., for a total aggregate cost of $60.9 million. The newly-built crewboat was constructed at an international shipyard for a total approximate cost of $1.3 million. The two newly-built offshore tugs were constructed at an international shipyard for a total aggregate cost of $29.3 million. The company also acquired three anchor handling towing supply vessels for a total cost of $42.6 million and two offshore tugs for a total approximate cost of $12.8 million during fiscal 2010.

Fiscal 2009. The company took delivery of 17 newly-built vessels. Ten of the newly-built vessels are anchor handling towing supply vessels that varied in size from 5,000 to 13,750 BHP. These vessels were constructed at four different international shipyards for a total aggregate cost $182.0 million. The company also took delivery of two 230-foot and one 240-foot deepwater class platform supply vessels for a total aggregate cost of $44.3 million. Two different international shipyards built the three deepwater class platform supply vessels. The company also took delivery of three water jet crewboats, constructed at an international shipyard, for a total aggregate cost of $4.7 million and one internationally built offshore tug a total cost of $13.4 million.

Vessel Construction and Acquisition Expenditures at March 31, 2011

At March 31, 2011, the company had eight anchor handling towing supply vessels under construction, varying in size from 5,150 to 8,200 BHP, for a total aggregate investment of approximately $143.1 million. Two different international shipyards are constructing the vessels. Scheduled deliveries for the eight vessels will begin in June 2011, with the last vessel scheduled for delivery in March 2012. As of March 31, 2011, the company had expended $100.8 million for the construction of these eight vessels.

The company is also committed to the construction of four 265-foot, one 266-foot, twelve 286-foot and two 300-foot deepwater platform supply vessels for a total aggregate investment of approximately $595.5 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 266-foot deepwater class vessel. One international shipyard is constructing the four 265-foot vessels and a different international shipyard is constructing the twelve 286-foot vessels. One U.S. shipyard is constructing the two 300-foot deepwater platform supply vessels. The four 265-foot deepwater class vessels are expected to be delivered to the market beginning in February 2012, with final delivery of the fourth vessel in April 2013. The 266-foot deepwater class vessel is scheduled for delivery in November 2011. One of the twelve 286-foot deepwater class vessels was delivered in April 2011. The remaining eleven 286-foot deepwater class vessels are expected to be delivered beginning July 2011 with final delivery of the twelfth 286-foot vessel scheduled for October of 2012. The two 300-foot deepwater class vessels are scheduled for delivery in October 2012 and April 2013. As of March 31, 2011, $232.7 million has been expended on these 19 vessels.

The company is also committed to the construction of one 175-foot, fast, crew/supply boat for a cost of approximately $10.0 million. The company is experiencing substantial delay with this vessel under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. Our current expectation is that the vessel will be delivered in March of 2012. As of March 31, 2011, the company expended $7.7 million for the construction of this vessel.

At March 31, 2011, the company also had agreed to purchase seven anchor handling towing supply vessels and one platform supply vessel. The aggregate approximate purchase price for these eight vessels is $107.9 million. The company expects to take possession of six of the seven anchor handling towing supply vessels throughout calendar year 2011 and the final anchor handling towing supply vessel in February 2012 for an aggregate purchase price of $86.0 million. The company took possession of the platform supply vessel in April 2011 for an approximate purchase price of $21.9 million. As of March 31, 2011, the company had expended $21.8 million for the acquisition of these eight vessels.

Vessel Commitments Summary at March 31, 2011

The table below summarizes the various vessel commitments, including vessels under construction and vessel acquisition, by vessel class and type as of March 31, 2011:

	International Built			U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Expended Through 03/31/11	Number of Vessels	Total Cost	Expended Through 03/31/11

		(In thousands)			(In thousands)
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	17	$482,203	$190,676	3	$135,972	$46,678
Towing-supply/supply vessels:
Anchor handling towing supply	15	$229,036	$117,963	—	—	—
Platform supply vessels	—	—	—	—	—	—
Crewboats	1	$9,992	$7,708	—	—	—

Totals	33	$721,231	$316,347	3	$135,972	$46,678

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	06/11	09/11	12/11	03/12	06/12	Thereafter

Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	2	2	4	1	3	8
Towing-supply/supply vessels:
Anchor handling towing supply	2	4	7	2	—	—
Platform supply vessels	—	—	—	—	—	—
Crewboats	—	—	—	1	—	—

Totals	4	6	11	4	3	8

(In thousands)
Expected quarterly cash outlay	$95,900	76,737	140,848	55,000	46,501	79,192 (A)

(A)	The $79,192 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $63,354 in the remaining quarters of fiscal 2013 and $15,838 during fiscal 2014.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, various leasing arrangements, and funds provided by senior unsecured notes, as disclosed in Note (4) of Notes to Consolidated Financial Statements. The company has approximately $494.2 million of remaining capital commitments on the 28 vessels currently under construction and the eight vessel purchase commitments at March 31, 2011.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consists of the following components:

	000000000000	000000000000	000000000000	000000000000	000000000000	000000000000
(In thousands)	2011	%	2010	%	2009	%

Personnel	$80,100	8%	80,824	7%	80,051	6%
Office and property	20,757	2%	19,326	2%	19,452	1%
Sales and marketing	8,458	1%	7,553	1%	8,226	1%
Professional services	17,972	2%	21,603	2%	17,137	1%
Other	18,167	2%	20,626	2%	11,362	1%

	$145,454	14%	149,932	13%	136,228	10%

General and administrative expenses were lower by approximately 3%, or $4.5 million, during fiscal 2011 as compared to fiscal 2010, due to lower personnel costs (resulting from lower bonus expense); lower legal costs due to the resolution and settlement with the SEC and Department of Justice (DOJ) regarding the internal investigation matter, and lower “Other” general and administrative costs primarily as a result of a release of approximately $2.6 million workers’ compensation reserves because of positive workers’ compensation loss experience. General and administrative costs during fiscal 2011 also reflect a $4.4 million final settlement with the DOJ regarding the internal investigation and a $6.3 million settlement with the Federal Government of Nigeria (FGN) to resolve the previously disclosed investigation by the FGN relating to allegations of improper payments to Nigerian government officials (which is included in “Other” general and administrative costs) as disclosed in Note (10) of Notes to Consolidated Financial Statements. Fiscal 2010 general and administrative cost included a $3.6 million settlement loss related to the July 2009 supplemental retirement plan lump sum distributions as previously disclosed, and an $11.4 million SEC and DOJ settlement provision regarding the internal investigation matter.

General and administrative expenses were higher by approximately $13.7 million, or 10%, during fiscal 2010 as compared to fiscal 2009, primarily due to the previously referenced $3.6 million settlement loss, as disclosed in Note (5) of Notes to Consolidated Financial Statements, to higher legal costs associated with internal investigation matters, to an $11.4 million settlement with the SEC regarding the internal investigation matter, and to the expropriation of the company’s Venezuelan assets as disclosed in Note (10) of Notes to Consolidated Financial Statements, partially offset by lower aviation costs.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon oil and natural gas production and ultimately the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facilities provide the company, in management’s opinion, with adequate resources to meet its current liquidity requirements, including required payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments.

Indebtedness

Revolving Credit and Term Loan Agreement. In January 2011, the company amended and extended its then existing $450.0 million credit facility (the “previous facility”) and established $575.0 million in new credit facilities (the “new facilities”) for a five year period maturing January 2016. The new facilities include a $125.0 million term loan (“term loan”) and a $450.0 million revolving line of credit (“revolver”). The new facilities revolver and term loan borrowings bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the new facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The new facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 0.55 (as compared to a maximum ratio of consolidated debt to total capitalization of 0.45 with the previous facility) and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0 (which is consistent with the previous facility). All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The term loan allows for multiple draws for up to 180 days from the closing date (“delayed draw period”). Principal repayments of any term loan borrowings are payable in quarterly installments beginning after the second anniversary of the first draw in amounts equal to 1.25% of the total outstanding borrowings as of the end of the delayed draw period.

There were no borrowings outstanding under the new facilities at March 31, 2011, and the full $575.0 million was available at March 31, 2011. There were no outstanding borrowings under the company’s previous facility at March 31, 2010.

Borrowings under the company’s previous facility bore interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility were in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The previous facility provided for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45.

September 2010 Senior Notes. On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and completed the sale of an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of 8.6 years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. Proceeds from the note sales were used to repay borrowings under the company’s previous facility, as it existed at December 31, 2010, to fund capital expenditures related to the company’s on-going fleet enhancement program and for general corporate purposes. The fair value of this debt at March 31, 2011 was estimated to be $404.4 million.

Included in accumulated other comprehensive income for the year ended March 31, 2011, is an after-tax loss of $4.0 million ($6.1 million pre-tax) relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. At March 31, 2011 and 2010, the company had a respective $275.0 million and $300.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.1 years as of March 31, 2011 and 2.85 years as of March 31, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding was 4.39% and 4.35% at March 31, 2011 and 2010. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%. The fair value of this debt at March 31, 2011 and 2010 was estimated to be $285.5 million and $314.8 million, respectively. Notes totaling $40.0 million will mature in July 2011.

For additional disclosure regarding the company’s debt, refer to Note (4) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for fiscal 2011, 2010, and 2009 was approximately $10.8 million, $1.7 million, and $0.7 million, respectively. Interest costs capitalized during fiscal 2011, 2010 and 2009 was approximately $14.9 million, $15.6 million, and $13.8 million, respectively.

Total interest and debt costs incurred during fiscal 2011 was higher than fiscal 2010 due to higher commitment fees on the unused portion of the company’s $575.0 million new facilities and higher commitment fees on the unused portion of the company’s previous facility which increased from $300.0 million to $450.0 million in July 2009. Total interest and debt costs incurred during fiscal 2010 was higher than in fiscal 2009 due to higher commitment fees on the unused portion of the company’s previous facility which increased from $300.0 million to $450.0 million in July 2009.

Share Repurchases

In May 2011, the company’s Board of Directors replaced the existing share repurchase program with a new $200.0 million repurchase program that is effective through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions.

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The repurchase program was scheduled to expire on June 30, 2010, but the company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010, and $180.0 million remains available to repurchase shares under the 2009 share repurchase program at March 31, 2011. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

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

Dividends

The Board of Directors declared dividends of $51.5 million, $51.7 million, and $51.5 million, or $1.00 per share, for the years ended March 31, 2011, 2010 and 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. Fiscal 2011 net cash from operating activities was $264.2 million. Significant components of cash provided by operating activities during fiscal 2011 include net earnings of $105.6 million, adjusted for non-cash items and gain on disposition of assets, net totalling $136.4 million and changes in working capital balances of $22.2 million.

Fiscal 2010 net cash from operating activities was $328.3 million. Significant components of cash provided by operating activities during fiscal 2010 include net earnings of $259.5 million, adjusted for non-cash items and gain on disposition of assets, net totalling $115.5 million and changes in working capital balances of $46.7 million.

Fiscal 2009 net cash from operating activities was $523.9 million. Significant components of cash provided by operating activities during fiscal 2009 include net earnings of $406.9 million, adjusted for non-cash items and gain on asset dispositions, net totalling $113.2 million and changes in working capital balances of $3.8 million.

Investing Activities

Investing activities in fiscal 2011 used $569.9 million of cash, which is attributed to $615.3 million of additions to properties and equipment partially offset by $37.2 million in proceeds from the sales of assets and $8.2 million in proceeds from insurance settlements. Additions to properties and equipment were comprised of approximately $17.3 million in capitalized major repair costs, $588.6 million for the construction and purchase of offshore marine vessels and $9.4 million in other properties and equipment purchases.

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

Financing Activities

Fiscal 2011 financing activities provided $328.4 million of cash, which included $425.0 million of privately placed unsecured debt borrowings, $165.0 million of credit facility borrowings, $8.7 million of proceeds from the issuance of common stock from stock option exercises and $1.2 million tax benefit on stock options exercised during the period. Proceeds were partially offset by $190.0 million used to repay debt; $51.5 million used for the quarterly payment of common stock dividends of $0.25 per common share; $20.0 million used to repurchase the company’s common stock; and $10.0 million of debt issuance costs incurred in connection with the issuance of the company’s September 2010 senior notes (inclusive of the $6.2 million cost of an interest rate swap) and the amendment and extension of the company’s revolving credit facility as discussed above.

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

At March 31, 2011, the company had approximately $245.7 million of cash and cash equivalents. In addition, there were no borrowings outstanding under available credit facilities at March 31, 2011, and the full $575.0 million of such credit facilities were available at March 31, 2011.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel.

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk through cash deposits and other contract terms with the shipyard and other counterparties.

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or were, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the trustee of the MNOPF that the fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The company recorded an additional liability of $6.0 million and made payments totaling $0.9 million into the fund during fiscal 2011. No additional liabilities were recorded during fiscal 2010, and during fiscal 2009, the company recorded a liability of $1.2 million. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, or the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. The company is in discussions with the fund’s trustee about the trustee’s recent unilateral decision to accelerate previously agreed installment payments and require the company to pay outstanding deficit contributions of $9.6 million immediately. The company has objected to that decision as there has been no change in circumstances since the last valuation that would justify the decision by the trustee to accelerate the installment payments previously permitted. As of March 31, 2011, $9.6 million remains payable to MNOPF based on current assessments, all of which has been accrued.

Supplemental Retirement Plan. The supplemental plan was amended in December 2008 to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants received a lump sum distribution in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 was $8.7 million. A settlement loss of $3.6 million was recorded in general and administrative expenses during the second quarter of fiscal 2010.

Included in other assets at March 31, 2011 and 2010, is $18.0 million and $16.2 million, respectively, of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The carrying value of the trust assets at March 31, 2011, includes $0.5 million (net of income tax expense of $0.3 million) of unrealized gains, while the trust assets at March 31, 2010 include $0.8 million (net of income tax expense of $0.5 million) of unrealized losses, both of which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time.

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

As previously reported by the company, the company has filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal, appointed under the ICSID Convention to resolve the investment dispute, held its first session on procedural issues in Washington, D.C. The arbitration tribunal established an initial briefing and hearing schedule related to jurisdictional issues that extends through the spring of 2012. The company continues diligently to prosecute its claim in the arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

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

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines amounting to approximately $98.7 million. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. Tidewater and its Brazilian subsidiaries believe, that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and making the vessel owners exempt from obtaining import licenses for such vessels. The Macae Customs Office has now, without a change in the underlying law, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Office. The company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company intends to vigorously contest these fines (which it has not paid nor accrued for) and, based on the advice of its Brazilian counsel believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administration appeal level or, if necessary, in Brazilian courts. The company believes that the ultimate resolution will not have a material effect on the consolidated financial statements.

Legal Proceedings. Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2011 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000	0000000000000

(In thousands)		Payments Due by Fiscal Year

	Total	2012	2013	2014	2015	2016	More Than 5 Years

September 2010 Senior Notes	$425,000	—	—	—	—	42,500	382,500

September 2010 Senior Notes Interest	158,879	18,041	18,042	18,041	18,041	17,693	69,021

July 2003 Senior Notes	275,000	40,000	60,000	140,000	—	35,000	—

July 2003 Senior Notes Interest	25,499	10,970	8,692	3,685	1,614	538	—

Uncertain tax positions (A)	18,469	2,195	8,133	2,968	3,077	1,636	460

Operating leases	11,108	5,227	2,898	1,441	476	188	878

Bareboat charter leases	63,245	17,626	17,627	17,609	8,079	2,304	—

Vessel purchase obligations	86,072	86,072	—	—	—	—	—

Vessel construction obligations	408,106	282,413	109,855	15,838	—	—	—

Pension and post-retirement obligations	78,332	6,070	7,004	7,378	7,636	7,831	42,413

Total obligations	$1,549,710	468,614	232,251	206,960	38,923	107,690	495,272

(A)	These amounts represent the liability for unrecognized tax benefits under FIN 48.

Letters of Credit and Surety Bonds

In the ordinary course of business, the company had other commitments that the company is contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should the company breach certain contractual and/or performance or payment obligations. As of March 31, 2011, the company had $80.7 million of outstanding standby letters of credit, surety bonds and performance bonds. These obligations are geographically concentrated in Nigeria and Mexico.

Off-Balance Sheet Arrangements

Fiscal 2010 Sale/Leaseback

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into a bareboat charter agreement with that purchaser.

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

Future Minimum Lease Payments

As of March 31, 2011, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total

2012	10,702	6,924	17,626
2013	10,703	6,924	17,627
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
2016	—	2,304	2,304
Thereafter	—	—	—

Total future lease payments	$34,944	28,301	63,245

The company expensed approximately $18.0 million, $15.1 million, and $7.0 million on these bareboat charter arrangements during fiscal 2011, 2010 and 2009, respectively. For more disclosure on the company’s sale-leaseback arrangement refer to Note (9) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Application of Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of any contingent assets and liabilities at the date of the financial statements and the revenues recognized and expenses incurred during the reporting period.

The company evaluates the reasonableness of these estimates and assumptions continually based on a combination of historical information and other information that comes to its attention that may vary its outlook for the future. Actual results may differ from these estimates under different assumptions.

Management suggests that the company’s Nature of Operations and Summary of Significant Accounting Policies, as described in Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this report, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. The company believes the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of the company’s consolidated financial statements are described below.

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

Receivables

In the normal course of business, the company extends credit to its customers on a short-term basis. The company’s principal customers are major oil and natural gas exploration, field development and production companies. The company routinely reviews and evaluates its accounts receivable balances for collectability. When the company becomes aware of any uncollectible receivables, provisions for doubtful accounts is estimated and recorded, which reduces the company’s receivable balance. The company believes its provisions for doubtful accounts to be adequate. During fiscal 2010, the company recorded a $44.8 million provision to fully reserve accounts receivable payable by two of the company’s customers located in

Venezuela. Please refer to Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report for a detailed discussion regarding the company’s Venezuelan operations.

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

The company performed its annual impairment test as of December 31, 2010, and the test determined there was no goodwill impairment. At March 31, 2011, the company’s goodwill balance represented 9% of total assets and 13% of stockholders’ equity. Interim testing will be performed if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include prolonged adverse industry or economic changes; significant business interruption due to political unrest or terrorism; unanticipated competition that has the potential to dramatically reduce the company’s earning potential; legal issues; or the loss of key personnel.

Impairment of Long-Lived Assets

The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. The company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Impairment or Disposal of Long-lived Assets, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. With respect to vessels that have not been stacked, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. We also subdivide our groupings of assets with similar operating and marketing characteristics between our older vessels and newer vessels.

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide, and until the calendar year 2008-2009 global recession, the price of steel had increased dramatically due to increased worldwide demand for the metal. The price of steel continues to be high by historical standards. Although prices eased with the reduced global demand for steel in recent years, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. Steel consumption increased during calendar year 2010 and is expected to increase further during calendar 2011 because of an expectation of an economic recovery. If the price of steel rises, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately.

Environmental Compliance

During the ordinary course of business, the company’s operations are subject to a wide variety of environmental laws and regulations that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunction and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on the company. Environmental laws and regulations are subject to change however, and may impose increasingly strict requirements and, as such, the company cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations.

All vessels over 79 feet in registered length, regardless of flag, that are operating as a means of transportation within the inland and offshore waters of the U.S. (but not beyond the three nautical mile territorial sea limit) must comply with the Environmental Protection Agency’s National Pollutant Discharge Elimination System (NPDES) Vessel General Permit (VGP) for discharges incidental to the normal operation of vessels. For our vessels, that includes ballast water, bilge water, graywater, cooling water, chain locker effluent, deck wash down and runoff, cathodic protection, and other such type runoff. The company believes that it is in full compliance with the VGP.

The company is also involved in various legal proceedings that relate to asbestos and other environmental matters. In the opinion of management, based on current information, the amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard its vessels and at shore base locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment if accidents occur. In addition, the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

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

Interest Rate Risk and Indebtedness

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

Revolving Credit and Term Loan Agreement

Please refer to “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s revolving credit and term loan agreement.

September 2010 Senior Notes

On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and completed the sale of an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of 8.6 years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. Proceeds from the note sales were used to repay borrowings under the company’s previous facility, as it existed at December 31, 2010, to fund capital expenditures related to the company’s on-going fleet enhancement program and for general corporate purposes. The fair value of this debt at March 31, 2011 was estimated to be $404.4 million.

Because the debt outstanding at March 31, 2011 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at March 31, 2011 of approximately $28.0 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at March 31, 2011 of approximately $30.5 million.

July 2003 Senior Notes

At March 31, 2011, the company had a $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.1 years as of March 31, 2011. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding is 4.39% and 4.35% at March 31, 2011 and 2010. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%. The fair value of this debt at March 31, 2011 was estimated to be $285.5 million, respectively. Notes totaling $40.0 million will mature in July 2011.

Because the debt outstanding at March 31, 2011 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at March 31, 2011 of approximately $5.5 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at March 31, 2011 of approximately $5.7 million.

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

Derivatives

The company had eight purchase and one sell foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011. The company had 10 foreign exchange spot contracts outstanding at March 31, 2010, which totaled a notional value of $4.7 million. All 10 spot contracts settled by April 6, 2010.

At March 31, 2011, the company had three British Pound forward contracts outstanding totaling $8.2 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its Merchant Navy Officers Pension Fund (MNOPF) liability of $9.6 million as disclosed in Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report and elsewhere in this document. The forward contracts have expiration dates between September 2011 and June 2012. The combined change in fair value of these three forward contracts at March 31, 2011 was approximately $0.3 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company had no forward contracts outstanding at March 31, 2010 and 2009.

Other

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s currency risk associated with receivables generated by the Venezuelan operations are disclosed in the “Liquidity, Capital Resources and Other Matters” section of this report and in Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Devaluation of Venezuelan Bolivar Fuerte in January 2010

The company accounted for its operations in Venezuela using the U.S. dollar as its functional currency. In January 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar fuerte which modified the official fixed rate from 2.15 Venezuelan bolivar fuerte per U.S. dollar to 4.3 bolivar fuertes per U.S. dollar. In connection with the revaluation of its Venezuelan bolivar fuerte denominated net liability position, the company recorded an $11.0 million foreign exchange gain in its fiscal 2010 fourth quarter.

For additional disclosure on the company’s currency exchange risk, including a discussion on the company’s Venezuelan operations, refer to Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report. For additional disclosure on the company’s derivative financial instruments refer to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act’), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of the end of the period covered by this report. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2011 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

Equity compensation plans approved by shareholders	1,875,476	$45.36	1,309,055 (1)
Equity compensation plans not approved by shareholders	—	—	—

Balance at March 31, 2011	1,875,476 (2)	$45.36	1,309,055

(1)

As of March 31, 2011, all of such remaining shares are issuable as stock options or restricted stock or other stock-based awards under the company’s 2009 Stock Incentive Plan and the 2006 Stock Incentive Plan.

(2)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2011, these shares would represent 3.5% of the then total outstanding common shares of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the 2011 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2011.

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

3.2	Tidewater Inc. Amended and Restated Bylaws dated January 14, 2010 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on January 20, 2010, File No. 1-6311).

10.1	Third Amended and Restated Credit Agreement dated as of January 27, 2011 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on February 2, 2011, File No. 1-6311).

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

10.23+

Clarification of Management Annual Incentive Plan dated March 3, 2010 (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

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

10.31+

Summary of Fiscal 2009 and 2010 Executive Officers’ Base Salaries (filed with the Commission as Exhibit 10.19 to the company’s annual report on Form 10-K for the year ended March 31, 2009, File No. 1-6311).

10.32+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.33+

Amendment Number One to Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

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

10.41+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.42*+	Form of Restricted Stock Agreement for the grant of Restricted Stock under the Tidewater Inc. 2006 Stock Incentive Plan and Tidewater Inc. 2009 Stock Incentive Plan.

10.43*+	Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan.

10.44*+	Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan.

10.45+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.46+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

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

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 19, 2011.

TIDEWATER INC.
(Registrant)

By:	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board of Directors, President and Chief Executive Officer

By:	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

By:	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

SIGNATURES OF DIRECTORS

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 19, 2011.

/s/ Dean E. Taylor	/s/ Richard T. du Moulin
Dean E. Taylor, Chairman of the Board of Directors, President and Chief Executive Officer	Richard T. du Moulin, Director

/s/ Jon C. Madonna	/s/ Richard A. Pattarozzi
Jon C. Madonna, Director	Richard A. Pattarozzi, Director

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard, Director	Jack E. Thompson, Director

/s/ Nicholas J. Sutton	/s/ M. Jay Allison
Nicholas J. Sutton, Director	M. Jay Allison, Director

/s/ James C. Day	/s/ Cindy B. Taylor
James C. Day, Director	Cindy B. Taylor, Director

/s/ Joseph H. Netherland	/s/ Morris E. Foster
Joseph H. Netherland, Director	Morris E. Foster, Director

TIDEWATER INC.

Annual Report on Form 10-K

Items 8, 15(a), and 15(c)

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) under the Securities Exchange Act of 1934). The company’s internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2011, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of March 31, 2011, which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2011 of the Company and our report dated May 19, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 19, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 19, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana
May 19, 2011

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2011 and 2010

(In thousands, except share and par value data)

ASSETS	2011	2010

Current assets:
Cash and cash equivalents	$245,720	223,070
Trade and other receivables, less allowance for doubtful accounts of $50,677 in 2011 and $38,632 in 2010	272,467	311,617
Marine operating supplies	50,748	44,237
Other current assets	10,212	6,703

Total current assets	579,147	585,627

Investments in, at equity, and advances to unconsolidated companies	39,044	40,614
Properties and equipment:
Vessels and related equipment	3,910,430	3,455,322
Other properties and equipment	85,589	82,007

	3,996,019	3,537,329
Less accumulated depreciation and amortization	1,294,239	1,283,505

Net properties and equipment	2,701,780	2,253,824

Goodwill	328,754	328,754
Other assets	99,391	84,538

Total assets	$3,748,116	3,293,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities on long-term debt	—	25,000
Accounts payable	45,177	41,673
Accrued expenses	120,869	119,485
Accrued property and liability losses	3,846	4,809
Other current liabilities	13,697	13,745

Total current liabilities	183,589	204,712

Long-term debt	700,000	275,000
Deferred income taxes	216,735	211,504
Accrued property and liability losses	5,327	12,809
Other liabilities and deferred credits	128,521	125,302

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 51,876,038 shares at March 31, 2011 and 51,830,048 shares at March 31, 2010	5,188	5,183
Additional paid-in capital	90,204	73,203
Retained earnings	2,436,736	2,402,575
Accumulated other comprehensive loss	(18,184)	(16,931)

Total stockholders’ equity	2,513,944	2,464,030

Total liabilities and stockholders’ equity	$3,748,116	3,293,357

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2011, 2010, and 2009 (In thousands, except share and per share data)	2011	2010	2009

Revenues:
Vessel revenues	$1,051,213	1,138,162	1,356,322
Other marine revenues	4,175	30,472	34,513

	1,055,388	1,168,634	1,390,835

Costs and expenses:
Vessel operating costs	638,590	605,259	660,876
Costs of other marine revenues	4,660	27,387	29,282
Depreciation and amortization	140,576	130,184	126,231
General and administrative	145,454	149,932	136,228
Provision for Venezuelan operations, net	—	43,720	—
Gain on asset dispositions, net	(13,228)	(28,178)	(27,251)

	916,052	928,304	925,366

Operating income	139,336	240,330	465,469
Other income (expenses):
Foreign exchange gain	2,278	4,094	2,695
Equity in net earnings of unconsolidated companies	12,185	18,107	16,978
Interest income and other, net	5,065	6,882	7,066
Interest and other debt costs	(10,769)	(1,679)	(693)

	8,759	27,404	26,046

Earnings before income taxes	148,095	267,734	491,515
Income tax expense	42,479	8,258	84,617

Net earnings	$105,616	259,476	406,898

Basic earnings per common share	$2.06	5.04	7.92

Diluted earnings per common share	$2.05	5.02	7.89

Weighted average common shares outstanding	51,221,800	51,447,077	51,364,237
Dilutive effect of stock options and restricted stock	265,283	241,953	182,620

Adjusted weighted average common shares	51,487,083	51,689,030	51,546,857

Cash dividends declared per common share	$1.00	1.00	1.00

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME

Years Ended March 31, 2011, 2010 and 2009

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total

Balance at March 31, 2008	$5,232	50,119	1,893,007	(18,274)	1,930,084
Net earnings	—	—	406,898	—	406,898
Other Comprehensive Income:
Unrealized gain/(losses) on available-for-sale securities	—	—	—	(3,758)	(3,758)
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	686	686
Changes in Pension Plan minimum liability	—	—	—	(1,342)	(1,342)
Changes in Other Benefit Plan minimum liability	—	—	—	2,975	2,975

Total Comprehensive income					405,459

Issuance of restricted stock	17	(17)	—	—	—
Stock option activity	17	9,110	—	—	9,127
Cash dividends declared	—	—	(51,521)	—	(51,521)
Retirement of common stock	(92)	—	(53,542)	—	(53,634)
Amortization/cancellation of restricted stock	(5)	5,168	—	—	5,163

Balance at March 31, 2009	$5,169	64,380	2,194,842	(19,713)	2,244,678
Net earnings	—	—	259,476	—	259,476
Other Comprehensive Income:
Currency translation adjustment	—	—	—	767	767
Unrealized gain/(losses) on available-for-sale securities	—	—	—	2,622	2,622
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	414	414
Changes in Pension Plan minimum liability	—	—	—	(1,244)	(1,244)
Changes in Other Benefit Plan minimum liability	—	—	—	223	223

Total Comprehensive income					262,258

Issuance of restricted stock	11	(11)	—	—	—
Stock option activity	7	5,554	—	—	5,561
Cash dividends declared	—	—	(51,743)	—	(51,743)
Amortization/cancellation of restricted stock restricted stock	(4)	3,280	—	—	3,276

Balance at March 31, 2010	$5,183	73,203	2,402,575	(16,931)	2,464,030
Net earnings	—	—	105,616	—	105,616
Other Comprehensive Income:
Currency translation adjustment	—	—	—	—	—
Unrealized gain/(losses) on available-for-sale securities	—	—	—	1,335	1,335
Realized loss on derivative contract	—	—	—	(3,974)	(3,974)
Amortization of loss on derivative contract				187	187
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	183	183
Changes in Pension Plan minimum liability	—	—	—	(133)	(133)
Changes in Other Benefit Plan minimum liability	—	—	—	1,149	1,149

Total Comprehensive income					104,363

Issuance of restricted stock	33	(33)	—	—	—
Stock option activity	24	15,367	—	—	15,391
Cash dividends declared	—	—	(51,516)	—	(51,516)
Retirement of common stock	(49)	—	(19,939)	—	(19,988)
Amortization/cancellation of restricted stock	(3)	1,667	—	—	1,664

Balance at March 31, 2011	$5,188	90,204	2,436,736	(18,184)	2,513,944

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2011, 2010 and 2009 (In thousands)	2011	2010	2009

Operating activities:
Net earnings	$105,616	259,476	406,898
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	140,576	130,184	126,231
Provision (benefit) for deferred income taxes	(6,849)	569	12,889
Reversal of liabilities for uncertain tax positions	—	(36,110)	—
Gain on asset dispositions, net	(13,228)	(28,178)	(27,251)
Provision for Venezuelan operations, net	—	43,720	—
Equity in earnings of unconsolidated companies, net of dividends	1,570	(3,336)	(10,048)
Compensation expense – stock based	15,482	8,740	10,868
Excess tax liability (benefit) on stock options exercised	(1,190)	(72)	555
Changes in assets and liabilities, net:
Trade and other receivables	15,272	(20,458)	(16,833)
Marine operating supplies	(4,511)	4,490	(2,358)
Other current assets	(3,509)	(338)	(1,157)
Accounts payable	3,504	(12,657)	(289)
Accrued expenses	(7,080)	6,119	13,280
Accrued property and liability losses	(963)	(712)	(751)
Other current liabilities	12,675	(21,889)	2,733
Other liabilities and deferred credits	6,219	(3,115)	5,369
Other, net	622	1,828	3,753

Net cash provided by operating activities	264,206	328,261	523,889

Cash flows from investing activities:
Proceeds from sales of assets	37,196	51,735	39,360
Proceeds from sales/leaseback of assets	—	101,755	—
Proceeds from insurance settlements on Venezuela seized vessels	8,150	—	—
Additions to properties and equipment	(615,289)	(451,973)	(473,675)
Other	—	1	260

Net cash used in investing activities	(569,943)	(298,482)	(434,055)

Cash flows from financing activities:
Principal payments on debt	(190,000)	—	—
Principal payments on capitalized lease obligations	—	—	(10,059)
Debt borrowings	590,000	—	—
Debt issuance costs	(10,032)	(7,712)	(65)
Proceeds from exercise of stock options	8,695	1,872	6,588
Cash dividends	(51,478)	(51,734)	(51,521)
Excess tax benefit (liability) on stock options exercised	1,190	72	(555)
Stock repurchases	(19,988)	—	(53,634)

Net cash provided by (used in) financing activities	328,387	(57,502)	(109,246)

Net change in cash and cash equivalents	22,650	(27,723)	(19,412)
Cash and cash equivalents at beginning of year	223,070	250,793	270,205

Cash and cash equivalents at end of year	$245,720	223,070	250,793

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,957	14,951	13,967
Income taxes	$48,365	57,571	59,977

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

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

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The accompanying consolidated financial statements include estimates for allowance for doubtful accounts, useful lives of property and equipment, valuation of goodwill, income tax provisions, impairments, commitments and contingencies and certain accrued liabilities. We evaluate our estimates and assumptions on an ongoing basis based on a combination of historical information and various other assumptions that are considered reasonable under the particular circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. These accounting policies involve judgment and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions or if different assumptions had been used, as such, actual results may differ from these estimates.

Cash Equivalents

The company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Marine Operating Supplies

Marine operating supplies, which consist primarily of operating parts and supplies for the company’s vessels, are stated at the lower of weighted-average cost or market.

Properties and Equipment

Properties and equipment are stated at cost. Depreciation is computed primarily on the straight-line basis beginning with the date construction is completed, with salvage values of 5%-10% for marine equipment, using estimated useful lives of 15 - 25 years for marine equipment (from date of construction) and 3 - 30 years for other properties and equipment. Depreciation is provided for all vessels unless a vessel meets the criteria to be classified as held for sale. Estimated remaining useful lives are reviewed when there has been a change in circumstances that indicates the original estimated useful life may no longer be appropriate. Upon retirement or disposal of a fixed asset, the costs and related accumulated depreciation are removed from the respective accounts and any gains or losses are included in our consolidated statements of earnings. Used equipment is depreciated in accordance with this above policy; however, no life less than six years is used for marine equipment regardless of the date constructed.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

Depreciation and amortization expense for the years ended March 31, 2011, 2010 and 2009 was $140.6 million, $130.2 million and $126.2 million, respectively.

Maintenance and repairs are expensed as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original estimated depreciable life that also have the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major modifications to equipment are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require drydocking inspection twice in every five year period, and the company schedules vessel drydockings when it is anticipated that the work can be performed.

The following is a summary of net properties and equipment at March 31, 2011 and 2010:

	2011		2010
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value

		(In thousands)		(In thousands)

Vessels in active service	262	$2,265,042	282	$1,891,322
Stacked vessels	90	40,224	83	47,959
Vessels withdrawn from service	4	673	7	440
Marine equipment and other assets under construction		358,294		275,578
Other property and equipment		37,547		38,525

Totals	356	$2,701,780	372	$2,253,824

The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2011 and 2010 have an average age of 30.6 and 28.3 years, respectively. A vast majority of vessels stacked at March 31, 2011 are currently being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service represent those vessels that are not included in the company’s utilization statistics. Vessels withdrawn from service at March 31, 2011 and 2010 have an average age of 33.0 and 31.1 years, respectively.

All vessels are classified in the company’s consolidated balance sheets in Properties and Equipment. No vessels are classified as held for sale because no vessel meets the criteria. Stacked vessels and vessels withdrawn from service are reviewed for impairment semiannually.

Impairment of Long-Lived Assets

The company reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. The company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360, Impairment or Disposal of Long-lived Assets, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. With respect to vessels that have not been stacked, we group together for impairment testing purposes vessels with similar operating and

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

marketing characteristics. We also subdivide our groupings of assets with similar operating and marketing characteristics between our older vessels and newer vessels.

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

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months. This review considers items such as the vessel’s age, length of time stacked and likelihood of a return to active service, among others. The company records an impairment charge when the carrying value of a vessel withdrawn from service or stacked vessel that is unlikely to return to service exceeds its estimated fair value. Refer to Note (11) of Notes to Consolidated Financial Statements for a complete discussion on asset impairments.

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. The company does not amortize goodwill, but tests goodwill annually for impairment (or on a more frequent basis if events or changes in circumstances indicated that the carrying amount of the reporting unit exceeds its fair value) using a fair value-based approach. An impairment loss would be recorded if the recorded goodwill exceeds its implied fair value. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. Goodwill of $279.4 million and $49.4 million, respectively, is assigned to the International and United States reporting units. Although the assets and liabilities acquired in the acquisition were primarily assigned to the International reporting unit, a portion of the goodwill was allocated to the United States reporting unit following the acquisition based on the estimated increase in the fair value of that reporting unit. At March 31, 2011, the company’s goodwill represented 9% of total assets and 13% of stockholders’ equity. No impairment of goodwill was recorded during fiscal 2011, 2010 and 2009.

Accrued Property and Liability Losses

The company’s insurance subsidiary establishes case-based reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to the company’s marine operations and are included as a component of costs of marine operations in the consolidated statements of earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the consolidated balance sheets into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected. Included in accounts payable as of March 31, 2011 and 2010 are $18.4 million and $14.8 million, respectively, of liabilities related to accrued property and liability losses not subject to reinsurance recoverability, but considered currently payable.

Pension and Other Postretirement Benefits

The company follows the provisions of ASC 715, Compensation – Retirement Benefits, and uses a March 31 measurement date for determining net periodic benefit costs, benefit obligations and the fair value of plan assets. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions including the discount rates used to measure future obligations and expenses, the rate of compensation increases, retirement ages, mortality rates, expected long-term return on plan assets, health care cost trends, and other assumptions, all of which have a significant impact on the amounts reported.

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

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

Net periodic benefit costs are based on a market-related valuation of assets equal to the fair value of assets. For the long-term rate of return, assumptions are developed regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate use the equivalent single discount rate based on discounting expected plan benefit cash flows using the Citigroup Pension Discount Curve. For the projected compensation trend rate, short-term and long-term compensation expectations for participants, including salary increases and performance bonus payments are considered. For the health care cost trend rate for other postretirement benefits, assumptions are established for health care cost trends, applying an initial trend rate that reflects recent historical experience and broader national statistics with an ultimate trend rate that assumes that the portion of gross domestic product devoted to health care eventually becomes constant. Refer to Note (5) of Notes to Consolidated Financial Statements for a complete discussion on compensation – retirement benefits.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the company considers those earnings to be permanently invested abroad. Refer to Note (3) of Notes to Consolidated Financial Statements for a complete discussion on income taxes.

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

Operating Costs

Vessel operating costs are incurred on a daily basis and consist primarily of costs such as crew wages; repair and maintenance; insurance and loss reserves; fuel, lube oil and supplies; vessel operating leases; and other vessel expenses, which include but are not limited to costs such as brokers’ commissions, training costs, agent fees, port fees, canal transit fees, temporary importation fees, vessel certification fees, and satellite communication fees. Repair and maintenance costs include both routine costs and major drydocking repair costs, which occur during the initial economic useful life of the vessel. Vessel operating costs are recognized as incurred on a daily basis.

Foreign Currency Translation

The U.S. dollar is the functional currency for all of the company’s existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses are included in the consolidated statements of earnings.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

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

Stock-Based Compensation

The company follows ASC 718, Compensation – Stock Compensation, for the expensing of stock options and other share-based payments. This topic requires that stock-based compensation transactions be accounted for using a fair-value-based method. The company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. Refer to Note (7) of Notes to Consolidated Financial Statements for a complete discussion on stock-based compensation.

Comprehensive Income

The company reports total comprehensive income and its components in the financial statements in accordance with ASC 220, Comprehensive Income. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities and derivative financial instruments, currency translation adjustment and any minimum pension liability for the company’s U.S. Defined Benefits Pension Plan and Supplemental Executive Retirement Plan. Refer to Note (8) of Notes to Consolidated Financial Statements for a complete discussion on comprehensive income.

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

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

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

In December 2010, the FASB issued an update to ASC 805, Business Combinations, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective for annual reporting periods beginning on or after December 15, 2010. We do not anticipate the adoption of this guidance to have a material impact on the company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities within ASC 810, Consolidation, which was effective for annual and interim reporting periods beginning after November 15, 2009. The company adopted the new guidance on April 1, 2010. The new guidance replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The new guidance also requires ongoing assessments of

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

control over such entities, and additional disclosures for variable interests. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

(2)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint-venture companies at March 31, 2011 and 2010 were $39.0 million and $40.6 million, respectively, which primarily represents the activities of Sonatide Marine Ltd., a 49%-owned joint venture company located in Luanda, Angola.

(3)	INCOME TAXES

Earnings before income taxes derived from International and United States operations for the years ended March 31 are as follows:

(In thousands)	2011	2010	2009

International	$177,938	280,040	461,446
United States	(29,843)	(12,306)	30,069

	$148,095	267,734	491,515

Income tax expense (benefit) for the years ended March 31 consists of the following:

(In thousands)	U.S.		International	Total
	Federal	State

2011

Current	$3,827	(588)	46,089	49,328
Deferred	(6,988)	—	139	(6,849)

	$(3,161)	(588)	46,228	42,479

2010

Current	$(38,353)	(71)	44,779	6,355
Deferred	2,079	—	(176)	1,903

	$(36,274)	(71)	44,603	8,258

2009

Current	$5,919	127	65,682	71,728
Deferred	13,044	—	(155)	12,889

	$18,963	127	65,527	84,617

Included in other current liabilities at March 31, 2011 and 2010 are income taxes payable of $11.9 million and $2.6 million, respectively.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

The actual income tax expense for the years ended March 31, 2011, 2010, and 2009 differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following:

	00000000000	00000000000	00000000000
(In thousands)	2011	2010	2009

Computed “expected” tax expense	$51,833	93,707	172,030
Increase (reduction) resulting from:
Resolution of uncertain tax positions	—	(38,423)	—
Foreign income taxed at different rates	(14,127)	(54,352)	(89,803)
Foreign tax credits not previously recognized	139	(176)	(155)
Current foreign earnings not subject to taxation	—	—	(540)
Expenses which are not deductible for tax purposes	2,532	4,335	421
State taxes	(382)	(46)	83
Other, net	2,484	3,213	2,581

	$42,479	8,258	84,617

The company is not liable for U.S. taxes on future undistributed earnings of most of its non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad because the company adopted the provisions of the American Jobs Creation Act of 2004 (the Act) effective April 1, 2005. All previously recorded deferred tax assets and liabilities related to temporary differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings were anticipated to be indefinitely reinvested abroad were reversed in March 2005. The company’s fiscal 2011, 2010 and 2009 effective tax rate was 28.68%, 3.08% and 17.22%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, 2011 and 2010 are as follows:

	000000000000	000000000000
(In thousands)	2011	2010

Deferred tax assets:
Financial provisions not deducted for tax purposes	$26,964	24,043
Net operating loss and tax credit carryforwards	15,446	11,469
Other	34	123

Gross deferred tax assets	42,444	35,635
Less valuation allowance	—	—

Net deferred tax assets	42,444	35,635

Deferred tax liabilities:
Depreciation and amortization	(216,319)	(211,355)
Other	(416)	(149)

Gross deferred tax liabilities	(216,735)	(211,504)

Net deferred tax liabilities	$(174,291)	(175,869)

The company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration. The differences relate primarily to undistributed earnings and stock basis differences. Though the company does not anticipate repatriation of funds, a current U.S. tax liability would be recognized when the company receives those foreign funds in a taxable manner such as through receipt of dividends or sale of investments. As of March 31, 2011, the total amount for which U.S. deferred taxes have not been recognized is approximately $1.7 billion. A determination of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable due to uncertainty regarding the use of foreign tax credits which would become available as a result of a transaction.

As of March 31, 2011, the company has foreign tax credit carry-forwards approximating $9.8 million that begin to expire in 2015 and net operating loss carry-forwards approximating $16.1 million that expire in 2031.

The company follows the provisions of ASC 740, Income Taxes, relating to uncertain tax positions The company’s balance sheet at March 31, 2011 reflects $18.5 million of tax liabilities for uncertain tax positions. The liabilities are attributable to a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $7.7 million of unrecognized tax benefits related to a state tax issue. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

In January 2008, the U.S. District Court for the Eastern District of Louisiana issued a ruling in the company’s favor with respect to a motion for summary judgment concerning the IRS disallowance of the company’s tax deduction for foreign sales corporation commissions for fiscal years 1999 and 2000. In April 2009, the Fifth Circuit Court of Appeals affirmed the District Court’s judgment. The IRS did not appeal the Court of Appeals ruling, resulting in final resolution of the issue in the company’s favor in July 2009. The tax benefit related to the issue is approximately $36.1 million, or $0.70 per common share, for fiscal year ended March 31, 2010, which primarily includes a reversal of previously recorded liabilities for uncertain tax positions and interest income on the judgment.

In March 2010, the company settled a state tax issue for fiscal years 2001 through 2003, which resulted in a tax benefit of $2.9 million, including interest of $0.8 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	00000000000000	00000000000000	00000000000000
(In thousands)	2011	2010	2009

Balance at April 1,	$14,691	44,875	43,474
Additions based on tax positions related to the current year	2,130	2,198	2,060
Reductions for tax positions of prior years	(1,601)	(2,774)	(254)
Exchange rate fluctuation	—	(930)	—
Settlement and lapse of statute of limitations	—	(28,678)	(405)

Balance at March 31,	$15,220	14,691	44,875

With limited exceptions, the company is no longer subject to tax audits by state, local or foreign taxing authorities for years prior to 2003. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, 2011, 2010 and 2009 totaled approximately $1.2 million, $0.1 million and $1.7 million, respectively.

(4)	INDEBTEDNESS

Senior Debt Notes

September 2010 Senior Notes

On September 9, 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and completed the sale of an additional $115.0 million of the notes on December 30, 2010. The notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of 8.6 years. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. Proceeds from the note sales were used to repay borrowings under the company’s previous facility, as it existed at December 31, 2010, to fund capital expenditures related to the company’s on-going fleet enhancement program and for general corporate purposes. The fair value of this debt at March 31, 2011 was estimated to be $404.4 million.

Included in accumulated other comprehensive income at March 31, 2011, is an after-tax loss of $4.0 million ($6.1 million pre-tax) relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

July 2003 Senior Notes

At March 31, 2011 and 2010, the company had a respective $275.0 million and $300.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 2.1 years as of March 31, 2011 and 2.85 years as of March 31, 2010. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding was 4.39% and 4.35% at March 31, 2011 and 2010. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%. The fair value of this debt at March 31, 2011 and 2010 was estimated to be $285.5 million and $314.8 million, respectively. Notes totaling $40.0 million will mature in July 2011, but is not classified as current maturities of long-term debt because the company has the ability to fund this maturity with its revolving credit and term loan agreement.

The following table summarizes long-term senior debt notes outstanding at March 31, 2011 and 2010:

	000000000000	000000000000
(In thousands)	2011	2010

3.91% July 2003 senior notes due fiscal 2011	$—	25,000
4.16% July 2003 senior notes due fiscal 2012	40,000	40,000
4.31% July 2003 senior notes due fiscal 2013	60,000	60,000
4.44% July 2003 senior notes due fiscal 2014	140,000	140,000
4.61% July 2003 senior notes due fiscal 2016	35,000	35,000
3.28% September 2010 senior notes due fiscal 2016	42,500	—
3.90% September 2010 senior notes due fiscal 2018	44,500	—
3.95% September 2010 senior notes due fiscal 2018	25,000	—
4.12% September 2010 senior notes due fiscal 2019	25,000	—
4.17% September 2010 senior notes due fiscal 2019	25,000	—
4.33% September 2010 senior notes due fiscal 2020	50,000	—
4.51% September 2010 senior notes due fiscal 2021	100,000	—
4.56% September 2010 senior notes due fiscal 2021	65,000	—
4.61% September 2010 senior notes due fiscal 2023	48,000	—

	$700,000	300,000
Less: Current maturities of long-term debt	—	(25,000)

Total	$700,000	275,000

Revolving Credit and Term Loan Agreement

In January 2011, the company amended and extended its then existing $450.0 million credit facility (the “previous facility”) and established $575.0 million in new credit facilities (the “new facilities”) for a five year period maturing January 2016. The new facilities include a $125.0 million term loan (“term loan”) and a $450.0 million revolving line of credit (“revolver”). The new facilities revolver and term loan borrowings bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the new facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The new facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 0.55 (as compared to a maximum ratio of consolidated debt to total capitalization of 0.45 with the previous facility) and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0 (which is consistent with the previous facility). All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The term loan allows for multiple draws for up to 180 days from the closing date (“delayed draw period”). Principal repayments of any term loan borrowings are payable in quarterly installments beginning after the second anniversary of the first draw in amounts equal to 1.25% of the total outstanding borrowings as of the end of the delayed draw period.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

There were no borrowings outstanding under available credit facilities at March 31, 2011, and the full $575.0 million of such credit facilities were available at March 31, 2011. There were no outstanding borrowings under the company’s previous facility at March 31, 2010.

Borrowings under the company’s previous facility bore interest at the company’s option at the greater of (i) prime or the federal funds rate plus 2.0 to 3.0%, or (ii) Eurodollar rates plus margins ranging from 3.0 to 4.0%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of this facility are in the range of 0.50 to 0.75% based on the company’s funded debt to total capitalization ratio. The previous facility provided for a maximum ratio of consolidated debt to consolidated total capitalization of 0.45.

Capitalized Interest

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized for fiscal 2011, 2010, and 2009 was approximately $10.8 million, $1.7 million, and $0.7 million, respectively. Interest costs capitalized during fiscal 2011, 2010 and 2009 was approximately $14.9 million, $15.6 million, and $13.8 million, respectively.

(5)	EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. Approximately 98% of the pension plan assets are invested in fixed income securities with the balance invested in cash and cash equivalents. The plan does not invest in Tidewater stock. The company’s policy is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. No amounts were contributed to the plan during fiscal 2011. The company contributed $4.7 million to the defined benefit pension trust during fiscal 2010. The company does not expect to contribute to the plan during fiscal 2012.

In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. This change did not affect benefits earned by participants prior to January 1, 2011. The active employees who participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes are providing the company more predictable retirement plan costs and cash flows. By freezing the benefits, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan are reduced. Losses associated with the curtailment of the pension plan were immaterial.

Supplemental Executive Retirement Plan

The company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, and invested in a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in ‘other assets’ in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation.

Included in other assets at March 31, 2011 and 2010, is $18.0 million and $16.2 million, respectively, of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The carrying value of the trust assets at March 31, 2011, includes $0.5 million (net of income tax expense of $0.3 million) of unrealized gains, while the trust assets at March 31, 2010 include $0.8 million (net of income tax expense of $0.5 million), of unrealized losses, both of which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

losses, if any, will be recognized at that time. The company’s obligation under the supplemental plan, which is included in ‘other current liabilities’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet, amounted to $26.2 million and $24.0 million, respectively, at March 31, 2011 and 2010.

The supplemental plan was amended in December 2008 to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants received a lump sum distribution in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 was $8.7 million. A settlement loss of $3.6 million was recorded in general and administrative expenses during the second quarter of fiscal 2010.

The company did not contribute to the supplemental trust during fiscal 2011 and 2010. No decision has been made as to any funding to be completed during fiscal 2012. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan.

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

Whereas fluctuating rates of return are characteristic of the securities markets, the investment objective of the supplemental plan is to achieve investment returns sufficient to meet the actuarial assumptions. This is defined as an investment return greater than the current actuarial discount rate assumption of 5.25%, which is subject to annual upward or downward revisions. All objectives are based upon a five to ten year investment horizon.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

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

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

	Target	Actual as of 2011	Actual as of 2010

Pension plan:
Equity securities	—	—	—
Debt securities	100%	98%	99%
Cash and other	—	2%	1%

Total	100%	100%	100%

Supplemental plan:
Equity securities	65%	64%	61%
Debt securities	35%	29%	36%
Cash and other	—	7%	3%

Total	100%	100%	100%

Significant Concentration Risks

The pension plan and the supplemental plan assets are periodically evaluated for concentration risks. As of March 31, 2011, the company did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

The pension plan assets are primarily invested in debt securities with no more than the greater of 5% of the fixed income portfolio or $2.5 million being invested in the securities of a single issuer, except investments in U.S. Treasury and other federal agency obligations. In the event that plan assets exceed the estimated plan liabilities for the pension plan, up to two times the difference between the plan assets and plan liabilities may be invested in equity securities, and so long as equities do not exceed 15% of the market value of the assets. The investment policy sets forth that the maximum single investment of the equity portfolio is 5% of the portfolio market value. Further, investments in foreign securities are restricted to American Depository Receipts (ADR) and stocks listed on the U.S. stock exchanges and may not exceed 10% of the equity portfolio.

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

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

Fair Value of Pension Plan and Supplemental Plan Assets

The fair value of the pension plan assets and the supplemental plan assets as of March 31, 2011 and 2010 are as follows:

	00000000000	00000000000	00000000000	00000000000
	Pension Plan		Supplemental Plan
(In thousands)	2011	2010	2011	2010

Equity securities:
Common stock	$—	—	8,785	7,323
Preferred stock	—	—	12	11
Foreign stock	—	—	355	432
American depository receipts	—	—	2,401	2,049
Real estate investment trusts	—	—	111	27
Debt securities:
Government agency securities	2,681	3,826	2,571	3,267
Corporate debt securities	48,956	46,119	—	—
Open ended mutual funds	—	—	2,651	2,595
Cash and cash equivalents	799	376	1,448	553

Total investments	$52,436	50,321	18,334	16,257
Accrued income	899	923	—	—
Other pending transactions	—	—	(291)	(58)

Total fair value of plan assets	$53,335	51,244	18,043	16,199

The following table provides the fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Pension plan measured at fair value:
Debt securities:
Government securities	$2,682	1,407	1,274	—
Corporate debt securities	48,956	—	48,956	—
Cash and cash equivalents	799	—	799	—

Total	$52,436	1,407	51,029	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$8,785	8,785	—	—
Preferred stock	12	12	—	—
Foreign stock	355	355	—	—
American depository receipts	2,401	2,384	17	—
Real estate investment trusts	111	111	—	—
Debt securities:
Government debt securities	2,571	1,270	1,301	—
Open ended mutual funds	2,651	2,651	—	—
Cash and cash equivalents	1,448	362	1,086	—

Total	$18,334	15,930	2,404	—
Other pending transactions	(291)	(291)	—	—

Total fair value of plan assets	$18,043	15,639	2,404	—

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

The following table provides the fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2010:

	0000000000	0000000000	0000000000	0000000000
(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Pension plan measured at fair value:
Debt securities:
Government securities	$3,826	1,482	2,344	—
Corporate debt securities	46,119	—	46,119	—
Cash and cash equivalents	376	—	376	—

Total	$50,321	1,482	48,839	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$7,323	7,323	—	—
Preferred stock	11	11	—	—
Foreign stock	432	432	—	—
American depository receipts	2,049	2,021	28	—
Real estate investment trusts	27	27	—	—
Debt securities:
Government debt securities	3,267	1,243	2,024	—
Open ended mutual funds	2,595	2,595	—	—
Cash and cash equivalents	553	53	500	—

Total	$16,257	13,705	2,552	—
Other pending transactions	(58)	(58)	—	—

Total fair value of plan assets$	$16,199	13,647	2,552	—

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

Plan Assets and Obligations

Changes in plan assets and obligations during the years ended March 31, 2011 and 2010 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, 2011 and 2010 are as follows:

	0000000000	0000000000	0000000000	0000000000
	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Change in benefit obligation:
Benefit obligation at beginning of year	$79,557	74,022	31,214	30,513
Service cost	922	900	581	1,005
Interest cost	4,461	4,700	1,458	2,145
Participant contributions	—	—	478	458
Plan amendments	234	—	83	—
Benefits paid	(3,266)	(3,374)	(1,472)	(1,015)
Plan settlements	—	(8,635)	—	—
Actuarial (gain) loss	3,662	11,944	(3,903)	(1,892)

Benefit obligation at end of year	85,570	79,557	28,439	31,214

Change in plan assets:
Fair value of plan assets at beginning of year	$51,244	41,158	—	—
Actual return	4,740	7,923	—	—
Employer contributions	617	14,172	994	557
Participant contributions	—	—	478	458
Benefits paid	(3,266)	(3,374)	(1,472)	(1,015)
Settlement paid	—	(8,635)	—	—

Fair value of plan assets at end of year	53,335	51,244	—	—

Reconciliation of funded status:
Fair value of plan assets	$53,335	51,244	—	—
Benefit obligation	85,570	79,557	28,439	31,214

Unfunded status	$(32,235)	(28,313)	(28,439)	(31,214)

Net amount recognized in the balance sheet consists of:
Current liabilities	$(938)	(940)	(1,407)	(1,702)
Noncurrent liabilities	(31,297)	(27,373)	(27,032)	(29,512)

Net amount recognized	$(32,235)	(28,313)	(28,439)	(31,214)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2011	2010

Projected benefit obligation	$85,570	79,557
Accumulated benefit obligation	84,619	78,257

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plan and supplemental plan):

(In thousands)	2011	2010

Projected benefit obligation	$85,570	79,557
Accumulated benefit obligation	84,619	78,257
Fair value of plan assets	53,335	51,244

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

Net periodic pension cost for the pension plan and the supplemental plan for fiscal 2011, 2010 and 2009 include the following components:

	0000000000	0000000000	0000000000
(In thousands)	2011	2010	2009

Service cost	$922	900	1,061
Interest cost	4,461	4,700	4,598
Expected return on plan assets	(2,479)	(2,305)	(2,540)
Amortization of prior service cost	14	38	13
Recognized actuarial loss	1,698	1,352	1,598
Curtailment	—	3,658	—

Net periodic pension cost	$4,616	8,343	4,730

Net periodic postretirement health care and life insurance costs for fiscal 2011, 2010 and 2009 include the following components:

(In thousands)	2011	2010	2009

Service cost	$581	1,005	1,124
Interest cost	1,458	2,145	2,056
Amortization of prior service cost	(2,032)	(2,006)	(1,985)
Recognized actuarial loss	(20)	457	1,074

Net periodic postretirement benefit cost	$(13)	1,601	2,269

Other changes in plan assets and benefit obligations recognized in other comprehensive income for fiscal 2011 and 2010 include the following components:

	0000000000	0000000000	0000000000	0000000000
	Pension Benefits		Other Benefits
(In thousands)	2011	2010	2011	2010

Change in benefit obligation
Transition obligation	$—	—	—	—
Prior service cost	234	—	83	—
Net loss (gain)	1,401	6,326	(3,903)	(1,892)
Settlement of net transition obligation	—	(3,643)	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(14)	(54)	2,032	2,006
Amortization of net (loss) gain	(1,698)	(1,352)	20	(457)

Total recognized in other comprehensive income (loss)	$(77)	1,277	(1,768)	(343)

Net of 35% tax rate	(50)	830	(1,149)	(223)

Amounts recognized as a component of accumulated other comprehensive (income) loss as of March 31, 2011 are as follows:

	000000000000000000	000000000000000000
(In thousands)	Pension Benefits	Other Benefits

Unrecognized actuarial loss	$19,647	696
Unrecognized prior service cost (benefit)	234	(12,718)

Pre-tax amount included in accumulated other comprehensive loss (income)	$19,881	(12,022)

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits

Unrecognized actuarial loss	$1,668	—
Unrecognized prior service cost (benefit)	50	(2,032)

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

Assumptions used to determine net benefit obligations for the fiscal years ended March 31 are as follows:

	000000000000	000000000000	000000000000	000000000000
	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Discount rate	5.25%	5.75%	5.25%	5.75%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31 are as follows:

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009

Discount rate	5.75%	7.25%	6.25%	5.75%	7.25%	6.25%
Expected long-term rate of return on assets	5.00%	5.75%	6.00%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligation at March 31, 2011, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	0000000000	0000000000
	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits

2012	4,663	1,407
2013	5,488	1,516
2014	5,803	1,575
2015	5,968	1,668
2016	6,126	1,705
2017 – 2021	32,527	9,886

Total 10-year estimated future benefit payments	$60,575	17,757

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at March 31, 2011 was 9.5% for pre-65 medical and prescription drug coverage and 7.0% for post-65 medical coverage; gradually declining to 4.5% in the year 2029. The assumed health care cost trend rate used in measuring the net periodic postretirement benefit cost for the year ended March 31, 2011 was 10.0% for pre-65 medical and prescription drug coverage and 7.0% for post-65 medical coverage; gradually declining to 4.5% in the year 2029. The health care cost trend rate used in measuring the net periodic postretirement benefit cost for fiscal 2012 is expected to be 9.1% for pre-65 medical and prescription drug coverage and 7.0% for post-65 medical coverage. A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $3.8 million at March 31, 2011 and increase the total of service and interest cost for the year ended March 31, 2011 by $0.3 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $3.1 million at March 31, 2011 and decrease the total of service and interest cost for the year ended March 31, 2011 by $0.2 million.

Defined Contribution Plans

Retirement Plan

A defined contribution retirement plan covers all eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995. Effective January 1, 2011, the active employees who participated in the now frozen defined benefit pension plan have become participants in the company’s defined contribution retirement plan. This plan is noncontributory by the employee, but the company contributes, in cash, 3% of an eligible employee’s compensation to a trust on behalf of the employees. The active employees who participated in the now frozen defined benefit pension plan may receive an additional 1% to 8% depending on age and years of service. Company contributions vest over five years. Amounts charged to

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

expense for the plan for fiscal 2011, 2010 and 2009 were $1.6 million, $1.6 million and $1.8 million, respectively. Forfeited amounts were used to reduce company contributions and totaled approximately $0.1 million, $0.4 million and $0.1 million for fiscal 2011, 2010 and 2009, respectively.

401(k) Plan

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the first 8% of eligible compensation deferred by the employee. Company contributions vest over six years. The plan held 258,200 shares and 264,194 shares of the company’s common stock at March 31, 2011 and 2010, respectively. Amounts charged to expense for the plan for 2011, 2010 and 2009 were $1.8 million, $1.6 million and $1.9 million, respectively. Forfeited amounts were used to reduce company contributions, and totaled approximately $0.1 million, $0.2 million and $0.2 million for fiscal 2011, 2010 and 2009, respectively.

Other Plans

A non-qualified supplemental savings plan is provided to executive officers who have the opportunity to defer up to 50% of their eligible compensation that cannot be deferred under the existing 401(k) plan due to IRS limitations. A company match may be provided on these contributions equal to 50% of the first 8% of eligible compensation deferred by the employee to the extent the employee is not able to receive the full amount of company match to the 401(k) plan due to IRS limitations. The plan also allows participants to defer up to 100% of their bonuses. In addition, an amount equal to any refunds that must be made due to the failure of the 401(k) nondiscrimination test may be deferred into this plan.

Effective March 4, 2010, the non-qualified supplemental savings plan was modified to allow the company to contribute restoration benefits to eligible employees. Employees who do not accrue a benefit in the supplemental executive retirement plan and who are eligible for a contribution in the defined contribution retirement plan automatically become eligible for the restoration benefit when the employee’s eligible retirement compensation exceeds the section 401(a)(17) limit. The restoration benefit is noncontributory by the employee, but the company contributes, in cash, 3% of an eligible employee’s compensation above the 401(a)(17) limit to a trust on behalf of the employees.

The company also provides a multinational pension savings plan to eligible non-U.S. Citizen employees working outside their respective country of origin and who have been employed for one year of continuous service with the company. Participants of the plan may contribute 1% to 15% of their base salary. The company matches, in cash, 50% of the first 6% of eligible compensation deferred by the employee. Company contributions vest over six years. Amounts charged to expense for the plan for 2011, 2010 and 2009 were $0.4 million, $0.4 million and $0.5 million, respectively.

The company also provides certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

(6)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of Other Assets at March 31 follows:

	00000000000	00000000000
(In thousands)	2011	2010

Recoverable insurance losses	$5,327	12,809
Deferred income tax assets	42,444	35,635
Deferred finance charges – revolver	6,222	5,768
Savings plans and supplemental plan	31,263	27,277
Noncurrent tax receivable	7,737	—
Other	6,398	3,049

	$99,391	84,538

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

A summary of Accrued Expenses at March 31 follows:

	0000000000	0000000000
(In thousands)	2011	2010

Payroll and related payables	$37,239	31,385
Commissions payable	15,639	15,783
Accrued vessel expenses	55,920	53,521
SEC and DOJ settlements	—	11,396
Accrued interest expense	9,393	2,182
Other accrued expenses	2,678	5,218

	$120,869	119,485

A summary of Other Current Liabilities at March 31 follows:

(In thousands)	2011	2010

Income tax payables	$11,187	1,177
Deferred credits - current	2,463	12,559
Dividend Payable	47	9

	$13,697	13,745

A summary of Other Liabilities and Deferred Credits at March 31 follows:

(In thousands)	2011	2010

Postretirement benefits liability	$27,032	29,512
Pension liability	39,085	33,146
Deferred gain on vessel sales	39,568	39,568
Income taxes	5,295	4,450
Other	17,541	18,626

	$128,521	125,302

(7)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

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

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has the authority to grant stock options and restricted shares of the company’s stock to officers and other key employees. At March 31, 2011, 3,184,531 shares of common stock are reserved for issuance under the plans of which 1,309,055 shares are available for future grants. Under the terms of the plans, stock options are granted with an exercise price equal to the stock’s closing fair market value on the date of grant.

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

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. The fair value and assumptions used during fiscal 2011, 2010 and 2009 are as follows:

	000000000000000	000000000000000	000000000000000
	2011	2010	2009

Weighted average fair value of stock options granted	$15.92	$14.87	$10.42
Risk-free interest rate	2.66%	2.66%	2.20%
Expected dividend yield	2.19%	2.19%	2.90%
Expected stock price volatility	38.40%	38.40%	39.88%
Expected stock option life	6.0 years	6.0 years	5.5 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2011, 2010 and 2009:

	Weighted-average Exercise Price	Number of Shares

Outstanding at March 31, 2008	$45.67	1,437,763
Granted	35.06	545,417
Exercised	38.87	(169,506)
Expired or cancelled/forfeited	55.76	(1,667)

Outstanding at March 31, 2009	43.10	1,812,007
Granted	45.75	463,305
Exercised	30.13	(62,112)
Expired or cancelled/forfeited	51.96	(20,933)

Outstanding at March 31, 2010	43.94	2,192,267
Granted	48.96	13,275
Exercised	36.72	(236,765)
Expired or cancelled/forfeited	52.43	(93,301)

Outstanding at March 31, 2011	$45.36	1,875,476

The intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $4.5 million, $1.1 million and $4.6 million, respectively. There were 409,649, 256,550 and, 230,493 stock options that vested during fiscal 2011, 2010 and 2009, respectively, and the fair value of the stock options that vested was $5.6 million, $3.3 million and $4.5 million, respectively.

Information regarding the 1,875,476 options outstanding at March 31, 2011 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range

At March 31, 2011	$25.84 - $33.83	$35.29 - $48.96	$55.76 - $65.69

Options outstanding	593,485	636,891	645,100
Weighted average exercise price	$31.85	$43.86	$56.68
Weighted average remaining contractual life	6.1 years	6.2 years	6.0 years
Options exercisable	421,956	327,554	634,053
Weighted average exercise price of options exercisable	$31.04	$41.99	$56.62
Weighted average remaining contractual life of exercisable shares	5.3 years	4.6 years	6.0 years

The aggregate intrinsic value of the options outstanding at March 31, 2011 was $28.9 million. The aggregate intrinsic value of options exercisable at March 31, 2011 was $20.1 million.

At March 31, 2011, 2010, and 2009, the number of options exercisable under the stock option plans was 1,383,563, 1,278,525 and 1,095,581, respectively; and the weighted average exercise price of those options was $45.46, $44.96 and $44.98, respectively.

The compensation expense related to stock-options was $5.5 million, $3.6 million and $3.1 million during fiscal 2011, 2010 and 2009, respectively, in accordance with ASC 718, which had the effect of reducing basic and diluted earnings per share by $0.07, $0.05 and $0.05, respectively. No stock-option compensation costs were capitalized as part of the cost of an asset during fiscal 2011, 2010 and 2009.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

As of March 31, 2011, total unrecognized stock-option compensation costs amounted to $6.1 million or $4.3 million net of tax. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of the employee’s termination date.

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

The following table sets forth a summary of restricted stock activity of the company for fiscal 2011, 2010 and 2009:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares

Non-vested balance at March 31, 2008	$53.67	31,468	384,778
Granted	34.89	112,248	62,767
Vested	48.96	(13,527)	(153,274)
Cancelled/forfeited	54.23	(4,436)	(1,500)

Non-vested balance at March 31, 2009	47.69	125,753	292,771
Granted	45.75	75,722	37,861
Vested	52.53	(40,833)	(116,950)
Cancelled/forfeited	56.51	(204)	(797)

Non-vested balance at March 31, 2010	45.03	160,438	212,885
Granted	57.50	256,770	70,678
Vested	49.02	(47,609)	(52,264)
Cancelled/forfeited	57.37	—	(2,675)

Non-vested balance at March 31, 2011	$51.13	369,599	228,624

The total grant date fair value of restricted stock vested during fiscal 2011, 2010 and 2009 was $4.9 million, $8.3 million and $8.2 million, respectively. Also, restrictions on approximately 110,681 time-based shares and 61,024 performance-based shares outstanding at March 31, 2011 would lapse during fiscal 2012 should performance-based targets be achieved.

The compensation expense related to restricted stock totaled $3.4 million, $5.1 million and $7.8 million during fiscal 2011, 2010 and 2009, respectively. No restricted stock compensation costs were capitalized as part of the cost of an asset. As of March 31, 2011, total unrecognized restricted stock compensation costs amounted to $30.2 million, or $20.9 million net of tax. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2011.

Phantom Stock Plan

The company provides a Phantom Stock Plan to provide additional incentive compensation to certain key employees who are not officers of the company. The plan awards stock units to participants who have the right to receive the value of a share of common stock in cash from the company. Participants have no voting or other rights as a shareholder with respect to any common stock as a result of participation in the phantom stock plan.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

The phantom shares generally have a three or four-year vesting period from the grant date of the award provided the employee remains employed by the company during the vesting period. Participants receive dividend equivalents at the same rate as dividends on the company’s common stock.

The following table sets forth a summary of phantom stock activity of the company for fiscal 2011, 2010 and 2009:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares

Non-vested balance at March 31, 2008	$57.45	30,697	77,947
Granted	34.48	118,629	3,500
Vested	47.42	(13,493)	(9,622)
Cancelled/forfeited	57.23	(3,906)	(1,500)

Non-vested balance at March 31, 2009	44.73	131,927	70,325
Granted	45.69	77,004	—
Vested	45.34	(36,841)	(19,875)
Cancelled/forfeited	43.14	(2,779)	(748)

Non-vested balance at March 31, 2010	44.94	169,311	49,702
Granted	57.62	32,107	—
Vested	62.21	(49,427)	(16,070)
Cancelled/forfeited	44.88	(13,923)	(5,573)

Non-vested balance at March 31, 2011	$40.58	138,068	28,059

The total grant date fair value of phantom stock vested during fiscal 2011, 2010 and 2009 was $4.1 million, $2.6 million, and $1.1 million, respectively. Also, restrictions on 53,554 time-based shares and 28,059 performance-based shares outstanding at March 31, 2011 would lapse during fiscal 2012 should performance-based targets be achieved. The fair value of the non-vested phantom shares at March 31, 2011 is $59.85 per unit.

The compensation expense related to the Phantom Stock Plan was $3.9 million, $2.5 million, and $1.4 million during fiscal 2011, 2010 and 2009, respectively. No phantom stock compensation costs were capitalized as part of the cost of an asset. As of March 31, 2011, total unrecognized phantom stock compensation costs amounted to $7.1 million, or $6.1 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Non-Employee Board of Directors Deferred Stock Unit Plan

The company provides a Deferred Stock Unit Plan to its non-employee directors. The plan provides that each non-employee director is granted annually a number of stock units having an aggregate value of $100,000 on the date of grant. Dividend equivalents are paid on the stock units at the same rate as dividends on the company’s common stock and are re-invested as additional stock units based upon the fair market value of a share of company common stock on the date of payment of the dividend. A stock unit represents the right to receive from the company the equivalent value of one share of company’s common stock in cash. Payment of the value of the stock unit shall be made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company. The participant can elect to receive five annual installments or a lump sum.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

The following table sets forth a summary of deferred stock unit activity of the company for fiscal 2011, 2010 and 2009:

	Weighted-average Grant-Date Fair Value	Number Of Units

Balance at March 31, 2008	$56.50	28,347
Dividend equivalents reinvested	44.88	636
Granted	37.13	27,966

Balance at March 31, 2009	46.90	56,949
Dividend equivalents reinvested	45.10	1,167
Retirement distribution	42.05	(7,000)
Granted	47.11	21,812

Balance at March 31, 2010	47.40	72,928
Dividend equivalents reinvested	46.92	1,568
Retirement distribution	—	—
Granted	59.85	17,869

Balance at March 31, 2011	$49.80	92,365

Deferred stock units are fully vested at the time of grant. The company expensed $2.1 million, $1.6 million, and $0.6 million for the years ended March 31, 2011, 2010 and 2009, respectively, related to the deferred stock units plan which is reflected in general and administrative expenses. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

(8)	STOCKHOLDERS’ EQUITY

Common Stock

The company has 125 million shares of $0.10 par value common stock authorized. At March 31, 2011 and 2010, 51,876,038 shares and 51,830,048 shares, respectively, were issued. At March 31, 2011 and 2010, 3,000,000 shares of no par value preferred stock were authorized and unissued.

Common Stock Repurchases

In May 2011, the company’s Board of Directors replaced the existing share repurchase program with a new $200.0 million repurchase program that is effective through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions.

In July 2009, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The repurchase program was scheduled to expire on June 30, 2010, but the company announced on May 14, 2010 that its Board of Directors had extended this program through June 30, 2011, unless further extended by the Board of Directors. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06 during the three-month period ended June 30, 2010, and $180.0 million remains available to repurchase shares under the 2009 share repurchase program at March 31, 2011. The company will continue to evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

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

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

Dividend Program

The Board of Directors declared dividends of $51.5 million, $51.7 million, and $51.5 million, or $1.00 per share, for the years ended March 31, 2011, 2010 and 2009, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income and related tax effect at March 31 follows:

(In thousands)	2011	2010

Currency translation adjustments	$9,811	9,811
Unrealized gains on available-for-sale securities, net of tax of $281 in 2011 and $438 in 2010	(522)	813
Benefit plans minimum liabilities, net of tax of $2,751 in 2011 and $3,396 in 2010	5,108	6,307
Realized loss on derivative, net of tax of $2,140 in 2011	3,974	—
Amortization on loss of derivative	(187)	—

	$18,184	16,931

Included in accumulated other comprehensive loss for the year ended March 31, 2011, is an after-tax loss of $4.0 million ($6.1 million pre-tax) relating to interest rate hedges, which are cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes offering as disclosed in Note (4) of Notes to Consolidated Financial Statements. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

(9)	SALE/LEASBACK ARRANGEMENTS

Fiscal 2010 Sale/Leaseback

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into a bareboat charter agreement with that purchaser.

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

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

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

Future Minimum Lease Payments

As of March 31, 2011, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)		Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total

2012		10,702	6,924	17,626
2013		10,703	6,924	17,627
2014		10,703	6,906	17,609
2015		2,836	5,243	8,079
2016		—	2,304	2,304
Thereafter		—	—	—

Total future lease payments	$	34,944	28,301	63,245

The company expensed approximately $18.0 million, $15.1 million, and $7.0 million on these bareboat charter arrangements during fiscal 2011, 2010 and 2009, respectively.

(10)	COMMITMENTS AND CONTINGENCIES

Compensation Commitments

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $39.3 million.

Vessel Purchase Agreements and Commitments

At March 31, 2011, the company had agreements to acquire eight vessels and commitments to build 28 vessels at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.) at a total cost, including contract costs and other incidental costs, of approximately $857.2 million. Of the 28 new-build vessels, eight are anchor handling towing supply vessels ranging between 5,150 and 8,200 brake horsepower (BHP), 19 are platform supply vessels ranging between 3,200 and 6,360 deadweight tons of cargo capacity, and one is a fast crew/supply boat. Scheduled delivery for these vessels began in April 2011, with delivery of the final vessel expected in April 2013.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

Of the eight vessels to be purchased, seven are anchor handling towing supply vessels and one is a platform supply vessel. The aggregate approximate purchase price for these eight vessels is $107.9 million. The company expects to take possession of six of the seven anchor handling towing supply vessels throughout calendar year 2011 and the final anchor handling towing supply vessel in February 2012 for an aggregate purchase price of $86.0 million. The company took possession of the platform supply vessel in April 2011 for an approximate purchase price of $21.9 million. As of March 31, 2011, the company had expended $21.8 million for the acquisition of these eight vessels.

At March 31, 2011, the company had invested $341.2 million in progress payments towards the construction of 28 vessels and $21.8 million towards the purchase of the eight vessels. At March 31, 2011, the remaining expenditures necessary to complete construction of the 28 vessels currently under construction (based on contract prices), and to fund the acquisition of the eight vessels was $494.2 million.

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

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel.

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk through cash deposits and other contract terms with the shipyard and other counterparties.

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

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

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

Settlement with the Nigerian Government

The company announced on March 3, 2011, that it had reached an agreement with the Federal Government of Nigeria (“FGN”) to settle and resolve the previously disclosed investigation by the FGN relating to allegations that a third party customs broker had made improper payments to government officials in Nigeria on behalf of the company’s foreign subsidiaries. The FGN’s investigation in this regard focused on facts and circumstances associated with Nigeria operations in 2007 and previous years that were detailed in the company’s previous

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

settlements with the DOJ and SEC. Pursuant to the settlement agreement, the FGN has terminated the above-mentioned investigation and agreed not to bring any criminal charges or civil claims against the company or any associated persons arising from these allegations. In return, one of the company’s Nigerian subsidiaries agreed to pay $6.0 million to the FGN and to pay an additional $0.3 million for the FGN’s attorneys’ fees and other expenses. The total $6.3 million ($0.12 per diluted common share) settlement payments were recorded and paid during the quarter ended March 31, 2011. Among other provisions in the settlement agreement, the company’s Nigerian subsidiary also affirmed a continuing commitment to good corporate governance and compliance.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or were, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the trustee of the MNOPF that the fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The company recorded an additional liability of $6.0 million and made payments totaling $0.9 million into the fund during fiscal 2011. No additional liabilities were recorded during fiscal 2010, and during fiscal 2009, the company recorded a liability of $1.2 million. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns in a depressed global market as reflected in a preliminary future actuarial valuation, or the inability of other assessed parties to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. The company is in discussions with the fund’s trustee about the trustee’s recent unilateral decision to accelerate previously agreed installment payments and require the company to pay outstanding deficit contributions of $9.6 million immediately. The company has objected to that decision as there has been no change in circumstances since the last valuation that would justify the decision by the trustee to accelerate the installment payments previously permitted. As of March 31, 2011, $9.6 million remains payable to MNOPF based on current assessments, all of which has been accrued.

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010; however, representatives of Sonangol and Tidewater have, from time to time, agreed to extend the expiration date of the joint venture agreement. The most recent extension extends the expiration date to July 31, 2011. The purpose of these extensions is to give the parties additional time to negotiate the terms of a new, more permanent joint venture agreement.

Successfully concluding a new joint venture agreement in a timely manner is a priority for the company. No assurances can be given, however, that these discussions will be successfully concluded or whether such terms will be advantageous to the company. Failing to further extend the existing Sonatide joint venture or reach a new joint venture agreement with Sonangol could impair the company’s ability to continue to effectively compete for business in Angola in the future. More Tidewater vessels are deployed in Angola and more revenue is derived from our operations in Angola than in or from any of Tidewater’s other countries of operation.

Sonangol and Tidewater have agreed to continue the Sonatide joint venture to the extent required to fulfill several new or renewed charterparty agreements with customers in Angola that extend well beyond July 31, 2011. These charterparty agreements cover a substantial portion of our vessels in Angola. Accordingly, while no assurances can be given that negotiations of a new, more permanent joint venture agreement will be successfully concluded, the joint venture has been extended, on a charter by charter basis, to fulfill the

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

remaining term of existing charters for the vessels owned by the joint venture and the Tidewater-owned vessels operating in Angola. Over the course of the last few months, a number of new or renewed charters have been entered into on this basis.

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

As a result of the May 2009 seizure of the 11 vessels and other assets discussed above, the company recorded a charge of $3.75 million ($2.9 million after tax, or $0.06 per common share) during the quarter ended June 30, 2009, to write off the net book value of the assets seized. As a result of the July 2009 vessel seizures, the company recorded a charge of $0.5 million ($0.4 million after tax, or $0.01 per common share) during the quarter ended September 30, 2009, to write off the net book value of those assets.

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

As previously reported by the company, the company has filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal, appointed under the ICSID Convention to resolve the investment dispute, held its first session on procedural issues in Washington, D.C. The arbitration tribunal established an initial briefing and hearing schedule related to jurisdictional issues that extends through the spring of 2012. The company continues diligently to prosecute its claim in the arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

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

Years ended March 31, 2011, 2010, and 2009

Currency Devaluation and Fluctuation Risk

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s currency risk associated with receivables generated by the Venezuelan operations are disclosed in the “Liquidity, Capital Resources and Other Matters” included in Item 7 of this report.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(11)	FAIR VALUE MEASUREMENTS AND DISCLOSURES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

Cash Equivalents. The company’s cash equivalents, which are securities with maturities less than 90 days, are held in money market funds or time deposit accounts with highly rated financial institutions. The carrying value for cash equivalents is considered to be representative of its fair value due to the short duration and conservative nature of the cash equivalent investment portfolio.

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized.

The company had eight purchase and one sell foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011. The company had 10 foreign exchange spot contracts outstanding at March 31, 2010, which totaled a notional value of $4.7 million. All 10 spot contracts settled by April 6, 2010.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

At March 31, 2011, the company had three British Pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its Merchant Navy Officers Pension Fund (MNOPF) liability as disclosed in Note (10) above and elsewhere in this document. The forward contracts have expiration dates between September 2011 and June 2012. The combined change in fair value of these four forward contracts at March 31, 2011 was approximately $0.3 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings. The company had no forward contracts outstanding at March 31, 2010.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market cash equivalents	$222,673	222,673	—	—
Long-term British pound forward derivative contracts	8,179	—	8,179	—

Total fair value of assets	$230,852	230,852	8,179	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2010; certain revisions have been made to the 2010 disclosure to include fair value classifications of money market account:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market cash equivalents	147,913	147,913	—	—
Long-term British pound forward derivative contracts	—	—	—	—

Total fair value of assets	$147,913	147,913	—	—

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

The combined fair value of the 19, 17 and 10 assets that incurred impairments totaling $9.0 million, $3.1 million and $1.4 million during fiscal 2011, 2010 and 2009, respectively, was $13.6 million, $10.6 million and $1.7 million, respectively. The impairment charges were recorded in gain on asset dispositions, net.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

(12)	GAIN ON DISPOSITION OF ASSETS, NET

During fiscal 2011, the company sold and/or scrapped 46 vessels which resulted in gain on asset dispositions, net of approximately $21.7 million. During fiscal 2010, the company sold and/or scrapped 55 vessels (excluding 15 vessel seized by the Venezuelan government) which resulted in gain on asset dispositions, net of approximately $30.6 million. During fiscal 2009, the company sold and/or scrapped 47 vessels which resulted in gain on asset dispositions, net of approximately $28.8 million.

Also included in gain on dispositions of assets, net are asset impairments. Please refer to Note (11) above for a discussion on asset impairment.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

(13)	SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

The company follows the disclosure requirements of ASC 280, Segment Reporting, and operates in two business segments: International and United States. Operating business segments are defined as a component of an enterprise which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company while other marine revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	000000000000	000000000000	000000000000
(In thousands)	2011	2010	2009

Revenues:
Vessel revenues:
International (A)	$962,522	1,048,553	1,209,426
United States	88,691	89,609	146,896

	1,051,213	1,138,162	1,356,322
Other marine revenues	4,175	30,472	34,513

	$1,055,388	1,168,634	1,390,835

Vessel operating profit:
International	$162,051	252,354	437,695
United States	11,581	9,196	34,797

	173,632	261,550	472,492
Corporate expenses	(46,361)	(51,432)	(38,622)
Gain on asset dispositions, net	13,228	28,178	27,251
Other marine services	(1,163)	2,034	4,348

Operating income	139,336	240,330	465,469
Foreign exchange gain	2,278	4,094	2,695
Equity in net earnings of unconsolidated companies	12,185	18,107	16,978
Interest income and other, net	5,065	6,882	7,066
Interest and other debt costs	(10,769)	(1,679)	(693)

Earnings before income taxes	$148,095	267,734	491,515

Total assets:
Marine:
International (A)	$3,198,802	2,781,444	2,538,417
United States	381,077	334,182	394,128

	3,579,879	3,115,626	2,932,545
Investments in and advances to unconsolidated Marine companies	39,044	40,614	37,221

	3,618,923	3,156,240	2,969,766
General corporate	129,193	137,117	104,038

	$3,748,116	3,293,357	3,073,804

Depreciation and amortization:
Marine equipment operations
International	$127,077	118,182	108,978
United States	11,013	10,746	15,855
General corporate depreciation	2,486	1,256	1,398

	$140,576	130,184	126,231

Additions to properties and equipment:
Marine equipment operations
International	$566,277	414,504	444,349
United States	43,317	35,956	29,072
General corporate	5,695	1,513	255

	$615,289	451,973	473,676

(A)

Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not material. Equity in net assets of non-U.S. subsidiaries is $2.8 billion, $2.4 billion and $2.1 million at March 31, 2011, 2010 and 2009, respectively. Other international identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $0.5 million, $1.4 million and $1.4 million at March 31, 2011, 2010, and 2009, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

The following table discloses the amount of revenue in dollars for the company’s International and United States segments, and in total for the worldwide fleet, along with the respective percentage of vessel revenue:

Revenue by vessel class: (In thousands):	2011	% of Vessel Revenue	2010	% of Vessel Revenue	2009	% of Vessel Revenue

International-based fleet:
Deepwater vessels	$360,852	34%	306,763	27%	267,219	20%
Towing-supply/supply	485,112	46%	616,240	54%	769,296	57%
Crew/utility	80,435	8%	87,303	8%	103,850	8%
Offshore tugs	36,123	3%	37,680	3%	61,974	5%
Other	—	—	567	<1%	7,087	1%
Total	$962,522	92%	1,048,553	92%	1,209,426	89%
United States-based fleet:
Deepwater vessels	$55,478	5%	55,725	5%	58,644	4%
Towing-supply/supply	32,020	3%	30,778	3%	70,006	5%
Crew/utility	1,193	<1%	3,106	<1%	18,246	1%
Total	$88,691	8%	89,609	8%	146,896	11%
Worldwide fleet:
Deepwater vessels	$416,330	40%	362,488	32%	325,863	24%
Towing-supply/supply	517,132	49%	647,018	57%	839,302	62%
Crew/utility	81,628	8%	90,409	8%	122,096	9%
Offshore tugs	36,123	3%	37,680	3%	61,974	5%
Other	—	—	567	<1%	7,087	1%
Total	$1,051,213	100%	1,138,162	100%	1,356,322	100%

For fiscal 2011, 2010 and 2009, Chevron Corporation (including its worldwide subsidiaries and affiliates) accounted for 16.2%, 18.3% and 19.1%, respectively, of total revenues while Petroleo Brasileiro SA accounted for 15.4%, 13.1% and 10.1% of total revenues, respectively.

(14)	SUBSEQUENT EVENTS

The company took delivery of one newly-built 286-foot deepwater platform supply vessel for an approximate total cost of $28.0 million, and took possession of one 250-foot platform supply vessel in April 2011 for an approximate purchase price of $21.9 million. Please refer to Note (10) - Commitment and Contingencies.

Also subsequent to March 31, 2011, the company entered into agreements to purchase two 250-foot platform supply vessels for an aggregate total cost of approximately $37.9 million and two anchor handling towing supply vessels for an aggregate total cost of approximately $40.0 million. the company expects to take possession of the anchor handling towing supply vessels in August and October of 2011. The company expects to take possession of the platform supply vessels in March and June of 2012.

In April 2011, a Brazilian customs office has made a preliminary assessment of customs claims against the company amounting to approximately $98.7 million. The company believes that these claims are without merit and intends to contest such claims vigorously, and believes that the ultimate resolution will not have a material effect on the consolidated financial statements.

In May 2011, the company’s Board of Directors replaced the existing share repurchase program with a new $200.0 million repurchase program that is effective through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions.

TIDEWATER INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended March 31, 2011, 2010, and 2009

(15)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods for the years ended March 31, 2011 and 2010 are as follows:

	0000000000000	0000000000000	0000000000000	0000000000000
	Quarter

(In thousands except per share data)	First	Second	Third	Fourth

Fiscal 2011

Revenues	$262,525	267,100	271,775	253,988
Operating income (A)	45,267	26,892	42,602	24,575
Net earnings (C)	39,831	19,403	34,363	12,019
Basic earnings per share	$0.78	0.38	0.67	0.23
Diluted earnings per share	$0.77	0.38	0.67	0.23

Fiscal 2010

Revenues	$326,609	295,524	286,505	259,996
Operating income (A, B)	56,206	72,027	66,493	45,604
Net earnings (C)	44,482	98,185	59,896	56,913
Basic earnings per share	$0.87	1.91	1.17	1.11
Diluted earnings per share	$0.86	1.90	1.16	1.10

(A)

Operating income consists of revenues less operating costs and expenses, depreciation, general and administrative expenses and gain on asset dispositions, net, of the company’s operations. Gains on asset dispositions, net, by quarter for fiscal 2011 and 2010 are as follows:

	000000000000	000000000000	000000000000	000000000000
	First	Second	Third	Fourth

Fiscal 2011 Gain on asset dispositions, net	$5,558	3,638	2,425	1,607

Fiscal 2010 Gain on asset dispositions, net	$12,538	5,374	5,151	5,115

(B)	Included in fiscal 2010 operating income is a $43.7 million provision for the company’s Venezuelan operations. The provision for Venezuelan operations by quarter for fiscal 2010 is as follows:

	000000000000	000000000000	000000000000	000000000000
	First	Second	Third	Fourth

Provision for Venezuelan Operations	$48,553	517	—	(5,350)

(C)

Included in fiscal 2011 net earnings is a $4.4 million or $0.08 per common share, settlement with the DOJ related to the internal investigation and a $6.3 million, or $0.12 per common share, settlement with the Federal Government of Nigeria. Included in fiscal 2010 net earnings is (1) a reversal of $36.1 million, or $0.70 per common share, of uncertain tax positions related to the resolution of a tax dispute with the U.S. IRS, (2) an $11.4 million, or $0.22 per common share, settlement with the SEC related to the internal investigation, and (3) an $11.0 million, or $0.21 per common share, foreign exchange gain resulting from the devaluation of the Venezuelan bolivar fuerte relative to the U.S. dollar. The above matters by quarter for fiscal 2011 and 2010 are as follows:

	000000000	000000000	000000000	000000000
	First	Second	Third	Fourth

Fiscal 2011:
DOJ settlement	$—	(4,350)	—	—
FGN settlement	$—	—	—	(6,300)

Fiscal 2010:
Reversal of tax liabilities for uncertain tax positions	$—	34,284	—	1,826
Foreign exchange gain on devaluation of bolivar fuerte	—	—	—	11,003
SEC and DOJ settlement	—	—	—	(11,396)

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2011, 2010 and 2009

(In thousands)

Column A	Column B	Column C		Column D		Column E

Description	Balance at Beginning of period	Additions at Cost		Deductions		Balance at End of Period

Fiscal 2011

Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$38,632	12,562	(A)	517	(C)	50,677

Fiscal 2010

Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$5,773	45,267		12,408	(B)	38,632

Fiscal 2009

Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$5,319	825		371	(C)	5,773

(A)

Of this amount, $12,000 represents accounts receivable amounts the company is in pursuit of collecting from one customer located in Mexico. This amount was reclassified from deferred revenue in the current year as a result of a determination of the likelihood of collectability of the related receivables.

(B)

Of this amount, $8 represents accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing allowance for doubtful accounts and $12,400 represents the revaluation of the allowance for doubtful accounts provision on the company’s Venezuelan receivables due to the 50% devaluation of the Venezuelan bolivar fuerte relative to the U.S. dollar.

(C)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2011

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

3.2	Tidewater Inc. Amended and Restated Bylaws dated January 14, 2010 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on January 20, 2010, File No. 1-6311).

10.1	Third Amended and Restated Credit Agreement dated as of January 27, 2011 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on February 2, 2011, File No. 1-6311).

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

10.23+

Clarification of Management Annual Incentive Plan dated March 3, 2010 (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

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

10.31+

Summary of Fiscal 2009 and 2010 Executive Officers’ Base Salaries (filed with the Commission as Exhibit 10.19 to the company’s annual report on Form 10-K for the year ended March 31, 2009, File No. 1-6311).

10.32+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.33+

Amendment Number One to Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

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

10.41+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.42*+	Form of Restricted Stock Agreement for the grant of Restricted Stock under the Tidewater Inc. 2006 Stock Incentive Plan and Tidewater Inc. 2009 Stock Incentive Plan.

10.43*+	Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan.

10.44*+	Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan.

10.45+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.46+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

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