Form 10-Q
period 2011-06-30
TIDEWATER INC
filed 2011-08-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

51,889,153 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 20, 2011. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	June 30,	March 31,
ASSETS	2011	2011

Current assets:
Cash and cash equivalents	$196,423	245,720
Trade and other receivables, net	293,657	272,467
Marine operating supplies	55,181	50,748
Other current assets	18,332	10,212

Total current assets	563,593	579,147

Investments in, at equity, and advances to unconsolidated companies	40,783	39,044
Properties and equipment:
Vessels and related equipment	3,942,046	3,910,430
Other properties and equipment	91,868	85,589

	4,033,914	3,996,019
Less accumulated depreciation and amortization	1,301,015	1,294,239

Net properties and equipment	2,732,899	2,701,780

Goodwill	328,754	328,754
Other assets	110,901	99,391

Total assets	$3,776,930	3,748,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	47,885	45,177
Accrued expenses	121,727	120,869
Accrued property and liability losses	3,909	3,846
Other current liabilities	19,709	13,697

Total current liabilities	193,230	183,589

Long-term debt	700,000	700,000
Deferred income taxes	218,571	216,735
Accrued property and liability losses	7,149	5,327
Other liabilities and deferred credits	129,837	128,521

Commitments and Contingencies (Note 6)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares
authorized, issued 51,879,153 shares at June 30, 2011 and 51,876,038 shares at March 31, 2011	5,188	5,188
Additional paid-in capital	92,719	90,204
Retained earnings	2,448,325	2,436,736
Accumulated other comprehensive loss	(18,089)	(18,184)

Total stockholders’ equity	2,528,143	2,513,944

Total liabilities and stockholders’ equity	$3,776,930	3,748,116

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Three Months Ended
	June 30,

	2011	2010

Revenues:
Vessel revenues	$253,315	261,996
Other operating revenues	1,292	529

	254,607	262,525

Costs and expenses:
Vessel operating costs	152,302	154,583
Costs of other operating revenues	1,231	495
Depreciation and amortization	33,749	34,963
General and administrative	37,581	32,775
Gain on asset dispositions, net	(1,717)	(5,558)

	223,146	217,258

Operating income	31,461	45,267
Other income (expenses):
Foreign exchange gain	814	1,610
Equity in net earnings of unconsolidated companies	2,489	2,690
Interest income and other, net	1,190	378
Interest and other debt costs	(4,061)	(1,073)

	432	3,605

Earnings before income taxes	31,893	48,872
Income taxes	7,335	9,041

Net earnings	$24,558	39,831

Basic earnings per common share	$0.48	0.78

Diluted earnings per common share	$0.48	0.77

Weighted average common shares outstanding	51,278,261	51,328,284
Dilutive effect of stock options and restricted stock	315,527	233,924

Adjusted weighted average common shares	51,593,788	51,562,208

Cash dividends declared per common share	$0.25	0.25

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Three Months Ended
		June 30,

		2011	2010

Operating activities:
Net earnings	$	24,558	39,831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		33,749	34,963
Provision (benefit) for deferred income taxes		(7,908)	(10,724)
Gain on asset dispositions, net		(1,717)	(5,558)
Equity in earnings of unconsolidated companies, less dividends		(1,739)	(1,982)
Compensation expense - stock-based		2,905	2,389
Excess tax benefit on stock options exercised		(17)	(138)
Changes in assets and liabilities, net:
Trade and other receivables		(21,190)	(9,250)
Marine operating supplies		(4,433)	(1,627)
Other current assets		(8,120)	(10,487)
Accounts payable		2,708	(7,284)
Accrued expenses		(292)	6,920
Accrued property and liability losses		63	(886)
Other current liabilities		5,575	14,982
Other liabilities and deferred credits		1,620	946
Other, net		756	659

Net cash provided by operating activities		26,518	52,754

Cash flows from investing activities:
Proceeds from sales of assets		6,677	11,929
Proceeds from insurance settlements on Venezuela seized vessels		—	8,150
Additions to properties and equipment		(69,652)	(141,148)

Net cash used in investing activities		(62,975)	(121,069)

Cash flows from financing activities:
Debt issuance costs		(6)	—
Proceeds from exercise of stock options		88	905
Cash dividends		(12,939)	(12,933)
Excess tax benefit on stock options exercised		17	138
Stock repurchases		—	(19,988)

Net cash used in financing activities		(12,840)	(31,878)

Net change in cash and cash equivalents		(49,297)	(100,193)
Cash and cash equivalents at beginning of period		245,720	223,070

Cash and cash equivalents at end of period	$	196,423	122,877

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$	12,223	786
Income taxes	$	12,011	11,477
Non-cash investing activities:
Additions to properties and equipment	$	—	10,974

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated balance sheets and the condensed consolidated statements of earnings and cash flows at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 19, 2011.

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

Certain previously reported amounts have been reclassified to conform to the June 30, 2011 presentation.

(2)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is in effect through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At June 30, 2011, the entire $200.0 million remains available to repurchase shares under the May 2011 share repurchase program.

In July 2009, the Board of Directors had previously authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The authorization of the July 2009 repurchase program ended in May 2011.

The value of common stock repurchased, along with number of shares repurchased and average price paid per share are as follows:

	Quarter Ended
	June 30,

(In thousands, except share and per share data)	2011	2010

Value of common stock repurchased	$—	20,000
Shares of common stock repurchased	—	486,800
Average price paid per common share	$—	41.06

Dividend Program

The Board of Directors declared the following dividends for the quarters ended June 30, 2011 and 2010, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

	Quarter Ended
	June 30,

(In thousands, except dividend per share)	2011	2010

Dividends declared	$12,969	12,943
Dividend per share	0.25	0.25

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss), net of related tax, are as follows:

	Quarter Ended June 30,

(In thousands)	2011	2010

Net earnings	$24,558	39,831
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities	(21)	(80)
Amortization of loss on derivative contract	116	—

Comprehensive income	$24,653	39,751

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings for the quarters ended June 30, 2011 and 2010 was 23.0% and 18.5%, respectively. The effective tax rate was higher during the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010, primarily because of the current expected mix of pre-tax earnings between the company’s U.S. and international businesses and an expectation for lower estimated operating margin in certain jurisdictions that tax on the basis of deemed profits.

The company’s balance sheet at June 30, 2011 reflects $19.5 million of tax liabilities for uncertain tax positions in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes. The liabilities are attributable to a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. In addition, the company has $7.8 million of unrecognized tax benefits related to a state tax issue, including interest receivable of approximately $26,100. The unrecognized tax benefits would lower the effective tax rate if realized. Penalties and interest related to income tax liabilities are included in income tax expense.

With limited exceptions, the company is no longer subject to tax audits by United States (U.S.) federal, state, local or foreign taxing authorities for years prior to 2004. The company has ongoing examinations by various U.S. federal, state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

Included in other current liabilities, at June 30, 2011 and March 31, 2011, are income taxes payable of $16.8 million and $11.9 million, respectively.

(4)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. This change did not affect benefits earned by participants prior to January 1, 2011. The active employees who participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes are providing the company more predictable retirement plan costs and cash flows. By changing to a defined contribution plan and freezing the benefits accrued under the predecessor defined benefit plan, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan are reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit pension plan during the quarter ended June 30, 2011 and 2010, and does not expect to contribute to the plan during the remaining quarters of fiscal 2012.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Executive Retirement Plan

The company offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, invested in a variety of marketable securities, none of which is Tidewater stock. The Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The company did not contribute to the supplemental plan during the quarter ended June 30, 2011 and 2010, and does not expect to contribute to the plan during the remaining quarters of fiscal 2012. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan.

Included in other assets at June 30, 2011 and March 31, 2011 are $18.2 million and $18.0 million, respectively, of investments held in a Rabbi Trust for the benefit of participants in the supplemental plan. The carrying value of the trust assets at June 30, 2011, includes $0.5 million (net of income tax expense of $0.3 million) of unrealized gains, while the trust assets at March 31, 2011, includes $0.5 million (net of income tax expense of $0.3 million) of unrealized gains, both of which are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligation under the supplemental plan, which is included in ‘accrued expenses’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet, amounted to $26.9 million and $26.2 million, at June 30, 2011 and March 31, 2011, respectively.

Postretirement Benefit Plan

Qualified retired employees currently are covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is funded through company payments as benefits are paid out.

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,

(In thousands)	2011	2010

Pension Benefits:
Service cost	$219	230
Interest cost	1,103	1,115
Expected return on plan assets	(644)	(620)
Amortization of prior service cost	12	4
Recognized actuarial loss	440	425

Net periodic benefit cost	$1,130	1,154

Other Benefits:
Service cost	$139	145
Interest cost	345	365
Amortization of prior service cost	(508)	(508)
Recognized actuarial loss	(1)	(5)

Net periodic benefit cost	$(25)	(3)

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)	INDEBTEDNESS

Revolving Credit and Term Loan Agreement

Borrowings under the company’s $575.0 million amended and restated revolving credit facility (“credit facility”), which includes a $125.0 million term loan (“term loan”) and a $450.0 million revolving line of credit (“revolver”) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 55% and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s amended and restated revolving credit facility matures in January 2016.

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. Principal repayments of any term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013.

There were no borrowings outstanding under available credit facilities at June 30, 2011, and the full $575.0 million of such credit facilities was available at June 30, 2011 for future financing needs.

Senior Debt Notes

September 2010 Senior Notes

In September 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and the sale of an additional $115.0 million of the notes was completed on December 30, 2010. These notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of 8.4 years as of June 30, 2011 and 8.6 years as of March 31, 2011. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. The fair value of this debt at June 30, 2011 and March 31, 2011 was estimated to be $414.8 million and $404.4 million, respectively.

Included in accumulated other comprehensive income at June 30, 2011 and March 31, 2011, is an after-tax loss of $3.7 million ($5.6 million pre-tax), and $3.8 million ($5.8 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

At June 30, 2011 and March 31, 2011, the company had an aggregate $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 1.8 years as of June 30, 2011 and 2.1 years as of March 31, 2011. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding was 4.39% at June 30, 2011 and March 31, 2011. The terms of the notes provide for a maximum ratio of consolidated debt to total

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

capitalization of 55%. The fair value of this debt at June 30, 2011 and March 31, 2011 was estimated to be $286.1 million and $285.5 million, respectively.

Notes totaling $40.0 million matured in July 2011 but were not classified as current maturities of long-term debt because the company had the ability, if it were necessary, to fund this maturity with its revolving credit and term loan agreement.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $4.4 million interest capitalized for the quarter ended June 30, 2011, was approximately $4.1 million. Interest and debt costs, net of $3.6 million interest capitalized for the quarter ended June 30, 2010, was approximately $1.1 million.

(6)	COMMITMENTS AND CONTINGENCIES

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of June 30, 2011:

(In thousands, except vessel count)	Number of Vessels		Total Cost	Invested Through 6/30/11	Remaining Balance 06/30/11

Vessels under construction:
Anchor handling towing supply	7	$	130,085	98,941	31,144
Platform supply vessels	20		618,359	232,331	386,028
Crewboats	1		9,750	7,800	1,950

Total vessels under construction	28		758,194	339,072	419,122

Vessels to be purchased:
Anchor handling towing supply	10		136,616	17,428	119,188
Platform supply vessels	2		38,155	7,404	30,751

Total vessels to be purchased	12		174,771	24,832	149,939

Total vessel commitments	40	$	932,965	363,904	569,061

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.). The anchor handling towing supply vessels under construction range between 5,150 and 8,200 brake horsepower (BHP), while the platform supply vessels under construction range between 1,900 and 6,360 deadweight tons of cargo capacity. Scheduled delivery for the new-build vessels began in July 2011, with delivery of the final new-build vessel expected in June 2013.

Regarding the vessels to be purchased, the company took possession of one of the 10 anchor handling towing supply vessels in July 2011 for a total cost of $11.6 million. This vessel is a 5,150 BHP anchor handling towing supply vessel. The company will acquire the remaining nine anchor handling towing supply vessels, which range between 5,150 and 9,000 BHP, for a total aggregate cost of $125.0 million at various times throughout fiscal 2012. The company plans to take possession of the two platform supply vessels, which have 3,500 deadweight tons of cargo capacity, in February and April of 2012 for a total aggregate cost of $38.2 million.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company continues to pursue that arbitration.

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

Completion of Internal Investigation and Settlements with United States and Nigerian Agencies

The company has previously reported that special counsel engaged by the company’s Audit Committee had completed its internal investigation into certain Foreign Corrupt Practices Act (FCPA) matters and reported its findings to the Audit Committee. The substantive areas of the internal investigation have been reported publicly by the company in prior filings.

Special counsel reported to the Department of Justice (DOJ) and the SEC the results of the investigation, and the company entered into separate agreements with the two agencies to resolve the matters reported by special counsel. Both of these agreements were approved by a federal district court judge in fiscal 2011 and the principal terms and conditions of the agreements with these two agencies are described in the company’s 10-K for the fiscal year ended March 31, 2011.

The company also announced on March 3, 2011 that it had reached an agreement with the Federal Government of Nigeria (FGN) to settle and resolve the previously disclosed investigation by the FGN relating to allegations that a third party customs broker had made improper payments to government officials in Nigeria on behalf of the company’s foreign subsidiaries. The FGN’s investigation in this regard focused on facts and circumstances associated with the company’s Nigerian operations in 2007 and prior years that were among the matters covered by the company’s previous settlements with the DOJ and SEC. Pursuant to the settlement agreement, the FGN terminated its investigation and agreed not to bring any criminal charges or civil claims against the company or any associated persons arising from these allegations. The other terms and conditions of the agreement between the company and the FGN are described in the company’s Form 10-K for the fiscal year ended March 31, 2011.

Merchant Navy Officers Pension Fund

Certain current and former subsidiaries of the company are, or were, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the trustee of the MNOPF that the fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on current assessments was $9.6 million at June 30, 2011 and March 31, 2011, all of which has been accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns as reflected in a preliminary future actuarial valuation, or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. Recently, the fund’s trustee

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

unilaterally accelerated previously agreed installment payments and required the company either to pay the outstanding deficit contribution of $8.0 million immediately or to provide security in a form to be agreed by the trustee. In discussions with the trustee, the company was advised that pursuant to the trustee’s broad discretion, it was reviewing the installment option for all participating employers and that any agreement for payments to be made by installments must be supported by security. The company has objected to that decision, and discussions are at an early stage on this point. In the interim, the company continues its historical practice to pay the installments as and when they fall due.

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010; however, representatives of Sonangol and Tidewater have, since that date, agreed several times to extend out the expiration date of the joint venture agreement. The joint venture has never had an interruption in its operations or service. The most recent extension extends the expiration date to December 31, 2011. Tidewater views its continuing ability to obtain contract extensions, the most recent of which is for five months, as a promising indicator that the parties are making progress in the negotiation of a more permanent joint venture agreement.

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

As was the case in prior contract extensions, Sonangol and Tidewater have agreed to continue the Sonatide joint venture past its extended expiration date, on a charter by charter basis, to the extent required to fulfill several new or renewed charterparty agreements with customers in Angola that extend well beyond December 31, 2011. These charterparty agreements cover a substantial portion of our vessels in Angola. Over the course of the last few months, a number of new or renewed charters have been entered into on this basis.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines amounting to approximately $98.7 million. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying law, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Office. The company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has not paid nor accrued for) and, based on the advice of its Brazilian counsel believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. The company believes that the ultimate resolution will not have a material effect on the consolidated financial statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Potential for Future Brazilian State Tax Assessment

The company is aware that a Brazilian state in which the company has operations has notified two of the company’s competitors that they are liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels that such competitors operate within the coastal waters of such state pursuant to charter agreements. The import tax being asserted is equal to a percentage (which could be as high as 16% for vessels entering that state’s waters prior to December 31, 2010 and 3% thereafter) of the affected vessels declared values. The company understands that the two companies involved are contesting the assessment through administrative proceedings before the taxing authority.

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors) have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessels activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim was asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations through the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment and according to the Brazilian tax counsel chances of defeating a possible claim/notification from the State authorities in court are probable. As a result, no accrual has been recorded as of June 30, 2011 for any liabilities associated with this potential future assessment.

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

The company has previously reported the balance sheet and income statement effect of the Venezuela asset seizure in fiscal 2010. As previously reported by the company, the company has filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal, appointed under the ICSID Convention to resolve the investment dispute, held its first session on procedural issues in Washington, D.C. The arbitration tribunal established an initial briefing and hearing schedule related to jurisdictional issues that extends through the spring of 2012. The company continues diligently to prosecute its claim in the arbitration (including the filing of pleadings in accordance with the briefing schedule). While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of June 30, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equity securities:
Common stock	$8,831	8,831	—	—
Preferred stock	12	12	—	—
Foreign stock	368	368	—	—
American depository receipts	2,374	2,351	23	—
Real estate investment trusts	120	120	—	—
Debt securities:
Government debt securities	3,313	1,725	1,588	—
Open ended mutual funds	2,733	2,733	—	—
Cash and cash equivalents	613	109	504	—

Total	$18,364	16,249	2,115	—
Other pending transactions	(147)	(147)	—	—

Total fair value of plan assets	$18,217	16,102	2,115	—

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2011:

(In thousands)		Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equity securities:
Common stock	$	8,785	8,785	—	—
Preferred stock		12	12	—	—
Foreign stock		355	355	—	—
American depository receipts		2,401	2,384	17	—
Real estate investment trusts		111	111	—	—
Debt securities:
Government debt securities		2,571	1,270	1,301	—
Open ended mutual funds		2,651	2,651	—	—
Cash and cash equivalents		1,448	362	1,086	—

Total	$	18,334	15,930	2,404	—
Other pending transactions		(291)	(291)	—	—

Total fair value of plan assets	$	18,043	15,639	2,404	—

Other Financial Instruments

The company’s primary financial instruments consist of cash and cash equivalents, trade receivables and trade payables with book values that are considered to be representative of their respective fair values. The company periodically utilizes derivative financial instruments to hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. These transactions are generally spot or forward currency contracts or interest rate swaps that are entered into with major financial institutions. Derivative financial instruments are intended to reduce the company’s exposure to foreign currency exchange risk and interest rate risk. The company enters into derivative instruments only to the extent considered necessary to address its risk management objectives and does not use derivative contracts for speculative purposes. The derivative instruments are recorded at fair value using quoted prices and quotes obtainable from the counterparties to the derivative instruments.

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

The company had nine foreign exchange spot contracts outstanding at June 30, 2011, which totaled an aggregate notional value of $4.3 million. All nine spot contracts settled by July 5, 2011. The company had nine foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

At June 30, 2011, the company had three British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (6) and elsewhere in this document. The forward contracts have expiration dates between September 2011 and June 2012. The combined change in fair value of the forward contracts at June 30, 2011 was approximately $33,500, which was recorded as a foreign exchange gain during the quarter ended June 30, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2011, the company had three British pound forward contracts outstanding, related to the company’s foreign exchange exposure on its MNOPF liability. The combined change in fair value of these forward contracts at March 31, 2011 was approximately $0.3 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2011, because the forward contracts did not qualify as hedge instruments.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of June 30, 2011:

(In thousands)		Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market cash equivalents	$	125,936	125,936	—	—
Long-term British pound forward derivative contracts		8,179	—	8,179	—

Total fair value of assets	$	134,115	125,936	8,179	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2011:
(In thousands)		Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market cash equivalents	$	222,673	222,673	—	—
Long-term British pound forward derivative contracts		8,179	—	8,179	—

Total fair value of assets	$	230,852	230,852	8,179	—

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarter ended June 30, 2011 and 2010, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands, except number of assets)		June 30, 2011	June 30, 2010

Amount of impairment incurred	$	2,315	1,308
Combined fair value of assets incurring impairment		3,913	4,495
Number of assets incurring impairment		7	3

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at June 30, 2011 and March 31, 2011 are as follows:

(In thousands)		June 30, 2011	March 31, 2011

Recoverable insurance losses	$	7,149	5,327
Deferred income tax assets		52,188	42,444
Deferred finance charges		7,818	8,232
Savings plans and supplemental plan		31,705	31,263
Noncurrent tax receivable		7,737	7,737
Other		4,304	4,388

	$	110,901	99,391

A summary of accrued expenses at June 30, 2011 and March 31, 2011 are as follows:
(In thousands)		June 30, 2011	March 31, 2011

Payroll and related payables	$	37,006	37,239
Commissions payable		14,085	15,639
Accrued vessel expenses		63,046	55,920
Accrued interest payable		5,148	9,393
Other accrued expenses		2,442	2,678

	$	121,727	120,869

A summary of other current liabilities at June 30, 2011 and March 31, 2011 are as follows:
(In thousands)		June 30, 2011	March 31, 2011

Income tax payables	$	16,872	11,187
Deferred credits - current		2,760	2,463
Dividend Payable		77	47

	$	19,709	13,697

A summary of other liabilities and deferred credits at June 30, 2011 and March 31, 2011 are as follows:
(In thousands)		June 30, 2011	March 31, 2011

Postretirement benefits liability	$	26,990	27,032
Pension liability		39,805	39,085
Deferred gain on vessel sales		39,568	39,568
Income taxes		5,533	5,295
Other		17,941	17,541

	$	129,837	128,521

(9)	ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-06 which amends ASC Topic 820, Fair Value Measurements and Disclosures, to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which were effective for reporting periods beginning after December 15, 2010. The

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

guidance became effective for us on April 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In December 2010, the FASB issued an update to ASC 805, Business Combinations, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. The guidance is effective for annual reporting periods beginning on or after December 15, 2010. The guidance became effective for us on April 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)    SEGMENT INFORMATION AND GEOGRAPHICAL DATA

The company follows the disclosure requirements of ASC 280, Segment Reporting, and operates in two business segments: International and United States. Operating business segments are defined as a component of an enterprise which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2011 and 2010. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended June 30,
(In thousands)	2011	2010

Revenues:
Vessel revenues:
International	$235,107	237,145
United States	18,208	24,851

	253,315	261,996
Other operating revenues	1,292	529

	$254,607	262,525

Vessel operating profit:
International	$36,768	43,105
United States	2,608	5,484

	39,376	48,589
Corporate expenses	(9,521)	(8,763)
Gain on asset dispositions, net	1,717	5,558
Other operating expense	(111)	(117)

Operating income	$31,461	45,267

Foreign exchange gain	814	1,610
Equity in net earnings of unconsolidated companies	2,489	2,690
Interest income and other, net	1,190	378
Interest and other debt costs	(4,061)	(1,073)

Earnings before income taxes	$31,893	48,872

Depreciation and amortization:
International	$30,324	31,472
United States	2,632	2,933
Corporate	793	558

	$33,749	34,963

Additions to properties and equipment:
International	$63,771	142,775
United States	5,250	7,872
Corporate	631	1,475

	$69,652	152,122

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at June 30, 2011 and March 31, 2011:

	June 30,	March 31,
(In thousands)	2011	2011

Total assets:
International	$3,299,984	3,198,802
United States	255,268	381,077

	3,555,252	3,579,879
Investments in and advances to unconsolidated Marine companies	40,783	39,044

	3,596,035	3,618,923
Corporate	180,895	129,193

	$3,776,930	3,748,116

The following table discloses the amount of revenue in dollars for the company’s International and United States segments, and in total for the worldwide fleet, along with the respective percentage of vessel revenue for the quarters ended June 30, 2011 and 2010:

	Quarter Ended June 30,

Revenue by vessel class: (In thousands):	2011	% of Vessel Revenue	2010	% of Vessel Revenue

International-based fleet:
Deepwater vessels	$91,031	36%	89,595	34%
Towing-supply/supply	113,259	45%	119,097	45%
Crew/utility	22,266	9%	19,110	7%
Offshore tugs	8,551	3%	9,343	4%
Total	$235,107	93%	237,145	91%
United States-based fleet:
Deepwater vessels	$10,560	4%	17,048	7%
Towing-supply/supply	7,648	3%	7,371	3%
Crew/utility	—	—	432	<1%
Total	$18,208	7%	24,851	9%
Worldwide fleet:
Deepwater vessels	$101,591	40%	106,643	41%
Towing-supply/supply	120,907	48%	126,468	48%
Crew/utility	22,266	9%	19,542	7%
Offshore tugs	8,551	3%	9,343	4%
Total	$253,315	100%	261,996	100%

(11)    SUBSEQUENT EVENTS

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. Principal repayments of any term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2011, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2011, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 19, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

August 4, 2011

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results may differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission (SEC) on May 19, 2011, and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the SEC on May 19, 2011.

Our Business

The company provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater operates in two reportable segments: International and the United States, and the company has one of the broadest global operating footprints in the offshore energy industry. Operations are conducted in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At June 30, 2011, the company had 373 vessels (including joint-venture vessels and vessels withdrawn from service) servicing the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with other energy service companies, our business activity is largely dependent on the level of drilling and exploration activity by our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. In addition, since the Deepwater Horizon incident, the level of drilling activity off the continental shelf of the United States (U.S.) Gulf Of Mexico (GOM) diminished while the U.S. government evaluated the causes of the incident and announced a plan for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits.

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

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in both the International and United States segments. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller and less sophisticated vessels. The company believes that competition for skilled crew personnel may again intensify, particularly in international markets, as new-build support vessels currently under construction increase the number of offshore vessels operating worldwide. If competition for personnel intensifies, the company’s crew costs will likely increase.

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and drydockings mandated by regulatory agencies. A certain number of drydockings are required within a given period to meet regulatory requirements. Drydocking costs are incurred only if the company believes a drydocking can be justified economically, taking into consideration the vessel’s age, physical condition and future marketability. When the company elects to forego a required drydocking, the vessel is stacked and occasionally sold, because the vessel is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking costs, but also continues to incur vessel operating costs and vessel depreciation. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels typically require more frequent and more expensive repairs and drydockings. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive drydockings, even in the early years of a vessel’s useful life due to these vessels’ larger relative size and greater relative complexity. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can affect drydock costs, which are primarily included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons more difficult.

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

Challenges We Confront as an International Offshore Vessel Company

The company operates in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions, may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks, it cannot mitigate entirely the foregoing risks, although the wide geographic dispersal of the company’s vessels helps reduce the likely overall potential impact of these risks. In addition, immigration, customs, tax and other regulations (and administrative and judicial interpretations thereof) can have a material impact on our ability to work in certain countries and on our operating costs.

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

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010; however, representatives of Sonangol and Tidewater have, since that date, agreed several times to extend out the expiration date of the joint venture agreement. The joint venture has never had an interruption in its operations or service. The most recent extension extends the expiration date to December 31, 2011. Tidewater views its continuing ability to obtain contract extensions, the most recent of which is for five months, as a promising indicator that the parties are making progress in the negotiation of a more permanent joint venture agreement.

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

As was the case in prior contract extensions, Sonangol and Tidewater have agreed to continue the Sonatide joint venture past its extended expiration date, on a charter by charter basis, to the extent required to fulfill several new or renewed charterparty agreements with customers in Angola that extend well beyond December 31, 2011. These charterparty agreements cover a substantial portion of our vessels in Angola. Over the course of the last few months, a number of new or renewed charters have been entered into on this basis.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the “Convention”) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on those ships) that are engaged in commercial activities. To date, this Convention has been ratified by 14 countries, namely, the Bahamas, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Liberia, Marshall Islands, Norway, Panama, St. Vincent and the Grenadines, Singapore, Spain and Switzerland. Instruments of ratification and registrations are pending for two additional countries: Denmark and Gabon. The foregoing 16 countries represent more than 50% of the world’s vessel tonnage. If 30 Member States ratify the Convention, then, within 12 months thereof, the Convention will become law. Even though the company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues, and the company continues to work with industry representatives to oppose ratification of this Convention, the company will continue to review and assess its seafarer labor relationships in light of the Convention requirements. Should this Convention become law, the company and its customers’ operations may be negatively affected by future compliance costs.

Potential Downgrade of U.S. Government Debt Rating

Although it appears that the federal government has recently averted a possible payment default on its outstanding obligations by raising the federal debt limit in connection with promised significant cuts in federal spending, the largely unprecedented levels of federal debt continues to pose a potential hazard to the United States economy. Ratings agencies have publicly announced that they are considering a potential downgrade of the current AAA ratings on federal debt obligations even if the debt limit is raised, which could cause a potential ripple effect on market rates of interest and an increase in the cost of funds. In addition, if spending cuts are implemented too sharply over too short a period of time, there is concern that the fragile recovering economy could regress. If such were to occur, demand for commodities, including crude oil and natural gas, could slip, and the pricing environment for such commodities could deteriorate. Although the company does not have any material amount of its contracts with the United Sates government and is not directly affected by actions taken by the government to reduce the deficit, as a service company its performance is dependent on the demand and price of crude oil and natural gas, which in turn is dependent on the overall health of the United States and worldwide economy.

Macroeconomic Environment and Outlook

The primary driver of our business, and therefore revenues, is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to contract drilling rigs and offshore service vessels in the international markets or the U.S. GOM, with the international market being driven by supply and demand for crude oil, and the U.S. GOM being influenced both by the supply and demand for natural gas (primarily in regards to shallow water activity) and the supply and demand for crude oil (primarily in regards to deepwater activity).

Crude oil prices have increased since the beginning of calendar year 2011 as colder-than-normal winter weather in North America and the Euro-zone translated into higher demand for crude oil. In addition, crude oil prices have increased due to bullish sentiment about supply tightness in calendar year 2011 because of improvements in the global economy, along with concerns related to potential supply interruptions and disruptions due to the political tensions and strife in the Middle East and North Africa. During the last scheduled Organization of Petroleum Exporting Companies (OPEC) meeting, held in June 2011, OPEC officials voted to maintain existing production targets asserting that worldwide crude oil supplies were well balanced (with crude oil stocks above five-year averages) and that future demand for crude oil is expected to decrease because the momentum in global economic growth is expected to wane in the second half of calendar year 2011 due to inflationary pressures in major economies, a prolonged level of high unemployment in the U.S., and fiscal and financial uncertainty in the U.S. and certain European countries. In addition, OPEC stated that its members hold sufficient excess spare capacity which can be made available to the market should crude oil prices increase to levels that could possibly jeopardize the global economy. In reaction to OPEC’s production target decision, the International Energy Agency (IEA), in cooperation with the U.S. government, agreed to release 60 million barrels of crude oil from strategic petroleum reserves in order to fill a perceived gap in available supply.

The company anticipates that its utilization and day rates for its internationally-based vessels will be correlated with the price of crude oil, which in mid-July 2011, was trading around $97 per barrel for West Texas Intermediate crude and $116 per barrel for Intercontinental Exchange (ICE) Brent crude. Higher crude oil prices bode well for increases in drilling and exploration activity and holds out the promise of an increase in demand for the company’s vessels in the various international markets and the deepwater sector of the U.S. GOM (assuming the pace of permits increases).

Prices for natural gas have been weak relative to recent historical levels due to the rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large Liquefied Natural Gas (LNG) exporting facilities around the world, which have contributed to an over-supplied natural gas market. Natural gas prices did trend modestly higher during the first half of calendar year 2011 due to improvements in demand as a result of colder-than-normal winter weather in the North America and the Euro-zone, production disruption in North America resulting from the cold weather, the potential for future increases in demand by Japan as the country rebuilds from the effects of the earthquake and tsunami in March 2011, and increases in demand for natural gas for use in electricity generation while certain nuclear power plants undergo maintenance. Despite the recent price strength, analysts anticipate that the price of natural gas will retreat for the remainder of calendar year 2011 as nuclear power capacity returns and if a slowdown in natural gas production does not occur. As of mid-July 2011, natural gas was trading in the $4.20 to $4.50 per Mcf range. Natural gas inventories in the U.S. continue to be high and have grown year-over-year by approximately four to five Bcf per day, despite the weather-related production disruptions that occurred during the quarter ended March 2011. High natural gas inventories exert downward pricing pressures on the resource. While production of natural gas from unconventional sources is still a relatively small portion of the worldwide natural gas production, it is increasing because improved drilling efficiencies are lowering the costs of extraction. Prolonged increases in the supply of natural gas, whether the supply comes from conventional or unconventional production, will likely restrain prices for natural gas. A prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the company’s U.S. segment, where natural gas is the predominant resource in the Gulf of Mexico.

International deepwater activity has been a growing part of the global offshore crude oil and natural gas markets, and it’s also a source of growth for the company. International deepwater activity did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are therefore considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published during the most recently completed quarter suggest that over the next five and a half years, the worldwide movable drilling rig count (currently estimated at approximately 835 movable offshore rigs worldwide, approximately 30% of which are designed to operate in deeper waters) will increase as approximately 155 new-build offshore rigs that are currently on order and under construction are delivered. Of the estimated 835 movable offshore rigs worldwide, approximately 570 are currently working. It is further estimated that approximately 50% of the new build rigs are built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years by approximately one-third. Investment is also being made in the floating production market, with approximately 60 new floating production units currently under construction and are expected to be delivered over the next six and a half years to supplement the current approximately 345 floating production units worldwide. To the extent the rigs are built and delivered, it is believed that the new build rigs will largely target international regions rather than the U.S. GOM due to longer contract durations, generally lower operating costs (including insurance costs) and higher drilling day rates available in the international markets. Additional and future regulatory oversight and control with respect to offshore drilling in the U.S. GOM following the explosion of the Deepwater Horizon may also increase the relative appeal of international markets.

According to ODS-Petrodata, the global offshore supply vessel market at June 30, 2011 has approximately 470 new-build offshore support vessels (platform supply vessels and anchor handlers only), under construction that are expected to be delivered to the worldwide offshore vessel market primarily over the next five and a half years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,635 vessels, of which we estimate in excess of 9% are stacked. An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aging vessels, including more than 750 vessels, or approximately 28% of the worldwide offshore fleet, that are at least 25 years old and that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with absolute certainty, the company believes that the retirement of a sizeable portion of these aging vessels would likely mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created with the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2012 First Quarter Business Highlights

At June 30, 2011, the company had 359 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 16.1 years. The average age of 196 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 5.3 years. The remaining 163 vessels have an average age of 29.0 years. During the quarters ended June 30, 2011 and 2010, the company’s newer vessels generated $211.0 million and $202.9 million, respectively, of revenue and accounted for 91%, or $91.7 million, and 86%, or $91.9 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs exclude depreciation on the company’s new vessels of $26.1 million and $22.6 million, respectively, during the same comparative periods.

During the first quarter of fiscal 2012, the company continued its focus on maintaining its competitive advantages and its market share in international markets where it operates, and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain traditional vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations and maintaining disciplined cost control.

The company’s consolidated net earnings for the first quarter of fiscal 2012 decreased 38%, or $15.3 million, as compared to the same period in fiscal 2011, due to an approximate 3% decrease in total revenues, a 15%, or $4.8 million increase in general and administrative costs, and a $3.0 million, or 279%, increase in interest and other debt costs. The company recorded $254.6 million in revenues during the first quarter of fiscal 2012, which is a decrease of approximately $7.9 million over the revenue earned during the same period of fiscal 2011.

Vessel revenues generated by the company’s international segment decreased a modest 1%, or $2.0 million as compared to the revenues earned during the first quarter of fiscal 2011, primarily due to a three percentage point decrease in the utilization rates on our towing supply/supply class of vessels. Offsetting the effect of lower utilization rates in the international segment were day rate increases with an effective date of January 1, 2011 on certain vessel charter agreements. As the negotiations related to such rate increases were completed in the quarter ended June 30, 2011, approximately $2 million of vessel revenue recognized in the quarter ended June 30, 2011 related to services provided in the quarter ended March 31, 2011. The vessel revenues generated by the U.S. segment decreased 27%, or $6.6 million, during the same comparative periods, because three deepwater vessels mobilized to international markets due to the drilling moratorium in the U.S. GOM and its aftereffects. Other operating revenues increased $0.8 million during the same comparative periods. International segment vessel operating costs increased a modest 1%, or $0.9 million, while the company’s U.S. segment vessel operating costs decreased approximately 25%, or $3.2 million, during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011. Costs of other operating revenues increased approximately $0.7 million during the same comparative periods.

A significant portion of the company’s operations continue to be conducted internationally; therefore, the company’s international vessel operations are the primary driver of its revenue and earnings. Revenues generated from international vessel operations as a percentage of the company’s total vessel revenues were 93% during the first quarter of fiscal 2012 and 91% during the same period in fiscal 2011.

Results of Operations

The following table compares revenues and operating expenses (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions) for the company’s vessel fleet and the related percentage of total revenue for the quarters ended June 30, 2011 and 2010 and for the quarter ended March 31, 2011. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other operating revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2011	%	2010	%	2011	%

Revenues:
Vessel revenues:
International	$235,107	92%	237,145	90%	234,608	92%
United States	18,208	7%	24,851	9%	18,106	7%

	253,315	99%	261,996	100%	252,714	99%
Other operating revenues	1,292	1%	529	<1%	1,274	1%

	$254,607	100%	262,525	100%	253,988	100%

Operating costs:
Vessel operating costs:
Crew costs	$81,124	32%	80,692	31%	83,081	33%
Repair and maintenance	22,060	9%	27,093	10%	25,505	10%
Insurance and loss reserves	5,297	2%	4,410	2%	4,607	2%
Fuel, lube and supplies	16,367	6%	14,921	6%	14,027	6%
Vessel operating leases	4,492	2%	4,490	2%	4,492	2%
Other	22,962	9%	22,977	9%	21,806	9%

	152,302	60%	154,583	59%	153,518	60%
Costs of other operating revenues	1,231	<1%	495	<1%	1,257	1%

Total	$153,533	60%	155,078	59%	154,775	61%

The following table subdivides vessel operating costs presented above by the company’s International and United States segments and its related percentage of total revenue for the quarters ended June 30, 2011 and 2010 and for the quarter ended March 31, 2011.

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2011	%	2010	%	2011	%

International vessel operating costs:
Crew costs	$74,276	29%	72,260	28%	76,453	30%
Repair and maintenance	21,121	8%	25,473	10%	23,513	9%
Insurance and loss reserves	4,964	2%	3,692	1%	3,985	2%
Fuel, lube and supplies	15,907	6%	14,422	5%	12,396	5%
Vessel operating leases	4,103	2%	3,703	1%	4,103	2%
Other	22,513	9%	22,455	9%	21,450	8%

	142,884	56%	142,005	54%	141,900	56%
United States vessel operating costs:
Crew costs	$6,848	3%	8,432	3%	6,628	3%
Repair and maintenance	939	<1%	1,620	1%	1,992	1%
Insurance and loss reserves	333	<1%	718	<1%	622	<1%
Fuel, lube and supplies	460	<1%	499	<1%	1,631	1%
Vessel operating leases	389	<1%	787	<1%	389	<1%
Other	449	<1%	522	<1%	356	<1%

	9,418	4%	12,578	5%	11,618	5%

Total vessel operating costs	$152,302	60%	154,583	59%	153,518	60%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters ended June 30, 2011 and 2010 and March 31, 2011 consist of the following:

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2011	%	2010	%	2011	%

Vessel operating profit:
International	$36,768	14%	43,105	16%	38,984	15%
United States	2,608	1%	5,484	2%	(364)	(<1%)

	39,376	15%	48,589	19%	38,620	15%
Corporate expenses	(9,521)	(4%)	(8,763)	(3%)	(15,546)	(6%)
Gain on asset dispositions, net	1,717	1%	5,558	2%	1,607	1%
Other operating expenses	(111)	(<1%)	(117)	(<1%)	(106)	(<1%)

Operating income	$31,461	12%	45,267	17%	24,575	10%

Foreign exchange gain	814	<1%	1,610	1%	131	<1%
Equity in net earnings of unconsolidated companies	2,489	1%	2,690	1%	3,419	1%
Interest income and other, net	1,190	<1%	378	<1%	1,584	1%
Interest and other debt costs	(4,061)	(2%)	(1,073)	(<1%)	(4,364)	(2%)

Earnings before income taxes	$31,893	13%	48,872	19%	25,345	10%

International Segment Operations

Internationally-based vessel revenues decreased a modest 1%, or $2.0 million, during the first quarter of fiscal 2012 as compared to the revenues earned during the first quarter of fiscal 2011, primarily due to a three percentage point decrease in the utilization rates on our towing supply/supply class of vessels as a result of weak demand for the company’s traditional vessels in this class and because of vessel sales. Offsetting the effect of lower utilization rates in the international segment were day rate increases with an effective date of January 1, 2011 on certain vessel charter agreements. As the negotiations related to such rate increases were completed in the quarter ended June 30, 2011, approximately $2 million of vessel revenue recognized in the quarter ended June 30, 2011 related to services provided in the quarter ended March 31, 2011. Average day rates were relatively stable during the same comparative periods. The stability of the average day rates for internationally-based vessels reflects a change in the mix of vessels operating during the first quarter of fiscal 2012 as compared to the same period during fiscal 2011. Leading edge day rates generally had been declining across vessel classes; however, the impact of the decline on average day rate statistics was mitigated by a change in the mix of vessels that were working during the comparative periods. In particular, the company added 32 new vessels to the international fleet since the first quarter of fiscal 2011 and stacked 57 older, traditional vessels throughout fiscal 2011 and during the three months ended June 30, 2011. Our traditional vessels generally earn lower day rates than newer vessels and, as a result, the average working vessel during the quarter ended June 30, 2011 earned a higher average day rate than the average working vessel during the quarter ended June 30, 2010.

As noted, the company continues to stack and remove from its internationally-based active fleet vessels that could not find attractive charter contracts. At the beginning of fiscal 2012, the company had 83 internationally-based stacked vessels. During the first quarter for fiscal 2012, the company stacked nine additional vessels and sold two vessels from the previously stacked vessel fleet, resulting in a total of 90 internationally-based stacked vessels as of June 30, 2011. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. Stacked vessels depressed international utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates.

The company’s towing supply/supply class of vessels accounted for approximately $5.8 million of the decline in revenue (an approximate 5% decrease) during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, due to a three percentage points decrease in utilization rates primarily resulting from weak demand for the traditional vessels in this class of vessels and because of vessel sales. Revenues earned by the company’s deepwater and crew/utility classes of vessels partially offset the decline in revenues realized on the company’s towing supply/supply class of vessels during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011. Revenues earned by the deepwater class of vessels increased approximately 2%, or $1.4 million, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, primarily due to the addition of 12 deepwater vessels to the international fleet since the first quarter of fiscal 2011, despite a nine percentage point decrease in utilization rates and an approximate 5% decrease in average day rates on the deepwater vessels operating in the international market. Utilization decreased on the deepwater vessels during the comparative periods because two deepwater vessels’ charter hire contracts ended during the current quarter and new charter agreements were not initiated until the second quarter for fiscal 2012, and due to vessel mobilizations and vessel drydockings. Average day rates decreased on the deepwater vessels during the comparative periods primarily due to certain vessel contracts turning over at lower rates than previously earned, vessel mobilizations, and because of vessel drydockings. Revenues on the company’s crew/utility class of vessels increased by approximately $3.2 million, (an approximate 17% increase) during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, due to a 17 percentage point increase in utilization and an approximate 4% increase in average day rates due to stronger demand for the company’s crew/utility class of vessels. Vessel revenues, utilization percentages and average day rates by vessel class for the international segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

Vessel operating profit for internationally-based vessels decreased approximately 15%, or $6.3 million, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, due to lower revenues, an increase in international segment general and administrative expenses (primarily personnel costs and office and property), and approximately $0.9 million, or 1%, higher vessel operating costs (primarily crew costs, insurance and loss reserves, fuel, lube and supplies, and vessel operating leases). International marine segment general and administrative costs increased approximately 22%, or $4.6 million, during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011, primarily due to pay raises for the administrative personnel, higher amortization costs related to stock-based compensation for employees, higher accruals for incentive bonuses, and higher office and property expenses (primarily office rent and information technology costs).

Crew costs increased approximately 3%, or $2.0 million, during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011, due to an increase in crew wages and travel expenses. Fuel, lube and supply costs were higher by approximately $1.5 million, or 10%, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, due to higher supply costs. International vessel operating lease costs increased approximately $0.4 million, or 11%, during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011, because one vessel operating under an operating lease transferred from the U.S. GOM to an international market during the third quarter of fiscal 2011. International vessel operating costs were partially offset by an approximate 17%, or $4.4 million, decrease in repair and maintenance costs during the same comparative periods because fewer and less costly drydockings were performed during the current quarter, and because the first quarter of fiscal 2011 included the cost of the first of four expected drydockings on our largest anchor handling towing supply vessels.

Internationally-based vessel revenues, during the first quarter of fiscal 2012, were comparable to the revenues earned by the internationally-based vessels during the fourth quarter of fiscal 2011. Revenues earned on the deepwater and crew/utility class of vessels were mostly offset by revenue losses realized on the towing supply/supply class of vessels. Revenues earned by the deepwater class of vessels increased approximately 5%, or $4.5 million, during the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, due to the addition of two deepwater vessels and an approximate 2% increase in average day rates. Revenues increased approximately $1.3 million, or 6%, on our crew/utility class of vessels, during the same comparative periods, due to a four percentage point increase in utilization rates and an approximate 2% increase in average day rates. The company’s towing supply/supply class of vessels realized an approximate $5.5 million decline in revenues (an approximate 5% decrease), during the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, due to a four percentage point decrease in utilization rates and because of vessel sales.

Vessel operating profit for internationally-based vessels decreased approximately $2.2 million, or 6%, during the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, due to a $1.0 million increase in vessel operating costs (primarily fuel, lube and supplies, insurance and loss reserves and other vessel costs) and higher international marine segment general and administrative expenses (primarily personnel costs). Fuel, lube and supply costs increased approximately 28%, or $3.5 million, during the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, due to vessel mobilizations on the company’s newly acquired vessels and because vessels mobilized between international areas. Other vessel costs were higher by approximately 5%, or $1.1 million, during the same comparative periods, due to higher brokers’ commissions. International marine segment general and administrative costs increased approximately 14%, or $3.0 million, during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011, due to pay raises for the administrative personnel, higher accruals for incentive bonuses, and an increase in company provided costs associated with foreign assigned administrative employees (specifically foreign income taxes).

United States Segment Operations

U.S.-based vessel revenue decreased 27%, or $6.6 million, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, primarily due to lower revenues generated on the U.S.-based deepwater vessels because three deepwater vessels mobilized to international markets (including one vessel that operated under an operating lease) as a result of the continued weakness in the U.S. GOM because of the aftereffects of the drilling moratorium.

The company continues to stack and remove from its active fleet vessels that cannot find attractive charter hire contracts. At the beginning of fiscal 2012, the U.S. GOM had seven stacked vessels. During the first quarter of fiscal 2012, the company stacked one additional vessel resulting in a total of eight U.S.-based stacked vessels as of June 30, 2011.

The U.S.-based deepwater vessels accounted for approximately $6.5 million of the decline in revenues (an approximate 38% decrease), during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, as a result of three deepwater vessels mobilizing to international markets (during the third quarter of fiscal 2011) because vessel demand related to the Deepwater Horizon oil spill containment effort had declined significantly. Average day rates on the deepwater vessels increased a modest 1%, during the same comparative periods, because one deepwater vessel performed short-term charter hire assignments periodically during the current quarter at contract rates substantially higher than the otherwise average day rate. Revenue generated by the U.S. crew/utility class of vessels decreased approximately $0.4 million, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, because the company sold its remaining crewboats that operated in the U.S. GOM because of weak demand for the company’s crewboats in the U.S. GOM market. Revenues on the company’s towing supply/supply class of vessels increased approximately 4%, or $0.3 million, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, due to an approximate 17% increase in average day rates and an eight percentage point increase in utilization rates. High utilization for the U.S.-based towing supply/supply class of vessels, in part, reflects the disposition of four vessels that operated in the U.S. GOM during the comparative periods. Average day rates increased during the comparative periods because one towing supply/supply class of vessel performed a short term charter hire assignment at a contract rate substantially higher than the otherwise average day rate. Vessel revenues, utilization percentages and average day rates by vessel class for the U.S. segment are disclosed in the “Vessel Class Revenues and Statistics by Segment” section of this report.

U.S.-based vessel operating profit decreased approximately $2.9 million, or 53%, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, primarily due to lower revenues. Decreases in revenue, during the comparative periods, were partially offset by approximately $3.2 million, or 25%, lower vessel operating costs (primarily crew costs and vessel operating leases) and by approximately $0.3 million, or 10%, lower depreciation expense as a result of fewer vessels operating in the U.S. GOM due to the mobilization of vessels to international markets and because of vessel sales. Crew costs decreased approximately $1.6 million, or 19%, during the same comparative periods, primarily due to reductions in crew personnel as a result of fewer vessels operating in the U.S. GOM market for the reasons stated above. U.S.-based vessel operating lease costs decreased approximately $0.4 million, or 51%, during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011, because one vessel operating under an operating lease was transferred to an international market during the third quarter of fiscal 2011.

U.S.-based vessel revenues, during the first quarter of fiscal 2012, were comparable to the fourth quarter of fiscal 2011. U.S.-based vessel operating profit increased $3.0 million, during the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, primarily to due to approximately $2.2 million, or 19%, lower vessel operating costs (primarily repair and maintenance and fuel, lube and supply costs). Repair and maintenance costs were approximately $1.1 million lower, during the same comparative periods, because fewer vessel drydockings were performed in the current quarter. Fuel, lube and supply costs decreased approximately $1.2 million, or 72%, because the company purchased less fuel during the current quarter as compared to the prior quarter.

Other Items

Insurance and loss reserves expense increased approximately $0.9 million, or 20%, during the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, and increased approximately $0.7 million, or 15%, during the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, due to lower premiums and favorable adjustments to loss reserves during the respective fiscal 2011 quarters resulting from good safety results and loss management efforts and due to unfavorable development of losses during the current fiscal year.

Gain on asset dispositions, net decreased approximately $3.8 million, or 69%, during the first quarter of fiscal 2012 as compared to the same period in fiscal 2011, due to fewer vessels sales, lower gains earned on the mix of vessels sold, and higher impairment expense charged during the current quarter. Gain on asset dispositions, net during the first quarter of fiscal 2012 was comparable to the fourth quarter of fiscal 2011.

During the quarter ended June 30, 2011, the company recorded approximately $2.3 million of impairment charges on seven assets to write down the carrying value of these assets to a combined fair value of $3.9 million. During the quarter ended June 30, 2010, the company recorded $1.3 million of impairment charges on three assets to write down the carrying value of these assets to a combined fair value of $4.5 million. During the quarter ended March 31, 2011, the company recorded $3.9 million of impairment charges on 11 assets to write down the carrying value of these assets to a combined fair value of $2.6 million. The impairment charges were recorded in gain on disposition of assets, net.

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such do not include vessels withdrawn from service (four vessels at June 30, 2011) or vessels owned by joint ventures (10 vessels at June 30, 2011). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2011 and 2010 and March 31, 2011:

		Quarter Ended June 30,		Quarter Ended March 31,

		2011	2010	2011

REVENUE BY VESSEL CLASS (in thousands):
International-based fleet:
Deepwater vessels	$	91,031	89,595	86,524
Towing-supply/supply		113,259	119,097	118,806
Crew/utility		22,266	19,110	20,979
Offshore tugs		8,551	9,343	8,299
Total	$	235,107	237,145	234,608
United States-based fleet:
Deepwater vessels	$	10,560	17,048	9,385
Towing-supply/supply		7,648	7,371	8,721
Crew/utility		—	432	—
Total	$	18,208	24,851	18,106
Worldwide fleet:
Deepwater vessels	$	101,591	106,643	95,909
Towing-supply/supply		120,907	126,468	127,527
Crew/utility		22,266	19,542	20,979
Offshore tugs		8,551	9,343	8,299
Total	$	253,315	261,996	252,714

UTILIZATION:
International-based fleet:
Deepwater vessels		74.6%	83.6	75.2
Towing-supply/supply		50.6	53.9	54.5
Crew/utility		89.5	72.4	85.8
Offshore tugs		55.4	59.4	53.7
Total		61.7%	62.2	63.2
United States-based fleet:
Deepwater vessels		89.0%	91.0	82.9
Towing-supply/supply		51.7	44.1	54.2
Crew/utility		—	20.4	—
Total		59.8%	51.1	57.9
Worldwide fleet:
Deepwater vessels		75.7%	84.6	75.8
Towing-supply/supply		50.7	52.9	54.5
Crew/utility		89.5	68.5	84.3
Offshore tugs		55.4	59.4	53.7
Total		61.5%	61.1	62.8

AVERAGE VESSEL DAY RATES:
International-based fleet:
Deepwater vessels	$	21,677	22,690	21,294
Towing-supply/supply		12,485	12,108	12,090
Crew/utility		4,968	4,793	4,850
Offshore tugs		6,748	6,402	6,601
Total	$	12,361	12,331	12,048
United States-based fleet:
Deepwater vessels	$	26,088	25,747	25,163
Towing-supply/supply		9,032	7,702	9,936
Crew/utility		—	4,749	—
Total	$	14,548	14,531	14,477
Worldwide fleet:
Deepwater vessels	$	22,065	23,129	21,619
Towing-supply/supply		12,190	11,718	11,913
Crew/utility		4,968	4,792	4,850
Offshore tugs		6,748	6,402	6,601
Total	$	12,496	12,511	12,194

The following tables compare vessel day-based utilization percentages and average day rates for the company’s internationally-based fleet and U.S.-based fleet and in total for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters ended June 30, 2011 and 2010 and March 31, 2011:

		Quarter Ended June 30,		Quarter Ended March 31,

		2011	2010	2011

AVERAGE VESSEL DAY RATES:
International-based fleet:
New vessels	$	13,871	14,587	13,608
Traditional vessels		7,358	7,787	7,561
Total International-based fleet	$	12,361	12,331	12,048
United States-based fleet:
New vessels	$	22,919	21,248	23,603
Traditional vessels		11,115	9,597	10,788
Total U.S.-based fleet	$	14,548	14,531	14,477
Worldwide fleet:
New vessels	$	14,091	14,943	13,851
Traditional vessels		7,987	8,029	8,047
Total Worldwide Fleet	$	12,496	12,511	12,194

UTILIZATION:
International-based fleet:
New vessels		84.1%	86.5	85.8
Traditional vessels		32.7	39.7	36.0
Total International-based fleet		61.7%	62.2	63.2
United States-based fleet:
New vessels		100.0%	68.9	80.2
Traditional vessels		51.3	43.0	52.1
Total U.S.-based fleet		59.8%	51.1	57.9
Worldwide fleet:
New vessels		84.4%	85.3	85.6
Traditional vessels		34.8	40.1	37.7
Total Worldwide Fleet		61.5%	61.1	62.8

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2011 and 2010 and for the quarter ended March 31, 2011:

	Quarter Ended June 30,		Quarter Ended March 31,

	2011	2010	2011

International-based fleet:
Deepwater vessels	62	52	60
Towing-supply/supply	197	200	200
Crew/utility	55	61	56
Offshore tugs	25	27	26

Total	339	340	342

United States-based fleet:
Deepwater vessels	5	8	5
Towing-supply/supply	18	24	18
Crew/utility	—	5	1

Total	23	37	24

Owned or chartered vessels
included in marine revenues	362	377	366
Vessels withdrawn from service	4	6	5
Joint-venture and other	10	10	10

Total	376	393	381

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 98, 89 and 90 stacked vessels at June 30, 2011 and 2010 and at March 31, 2011, respectively.

Vessels withdrawn from service represent those vessels that are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2011 and March 31, 2011:

	June 30, 2011		March 31, 2011

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value

		(In thousands)		(In thousands)

Vessels in active service	249	$2,272,060	262	$2,265,042
Stacked vessels	98	47,659	90	40,224
Vessels withdrawn from service	4	673	4	673
Marine equipment and other assets under construction		369,678		358,294
Other property and equipment		42,829		37,547

Totals	351	$2,732,899	356	$2,701,780

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During the first quarter of fiscal 2012, the company disposed of eight vessels, including four anchor handling towing supply vessels, two platform supply vessels, one crewboat and one offshore tug. The eight disposed vessels were from the international fleet.

During fiscal 2011, the company disposed of 46 vessels, including 25 anchor handling towing supply vessels, six platform supply vessels, 12 crewboats, one offshore tug vessel and two utility vessels. Fourteen of the 46 vessels disposed of were from the U.S. GOM vessel fleet while 28 vessels were from the international fleet. The remaining four vessels were disposed of from vessels previously withdrawn from service.

Vessel Deliveries and Acquisitions

During the first quarter of fiscal 2012, the company took delivery of two newly-built vessels and acquired one vessel from a third party. One of the newly-built vessels is a towing supply/supply class anchor handling towing supply vessel and the other is a deepwater class platform supply vessel. The anchor handling towing supply vessel was constructed at international shipyard for approximately $10.0 million and has 5,150 brake horse power (BHP). The deepwater platform supply vessel, which measures 290-feet, was constructed for approximately $28.0 million and was built at an international shipyard. The company also acquired a 250-foot deepwater platform supply vessel for a total cost of $22.2 million during the first quarter of fiscal 2012.

During fiscal 2011, the company took delivery of seven newly-built vessels and acquired 22 vessels from third parties. Of the seven newly-built vessels added to the fleet, three were anchor handling towing supply vessels, three were platform supply vessels and one is a fast, crew/supply boat. The anchor handling towing supply vessels were constructed at two different international shipyards for a total aggregate cost of $62.1 million and varied in size from 5,150 to 13,570 brake horsepower (BHP). The three deepwater, platform supply vessels (one 230-foot and two 240-feet) were constructed for a total aggregate cost of $58.0 million and were built by two different international shipyards. The crewboat was constructed at an international shipyard for a total cost of $9.4 million and is a 175-foot fast, crew/supply boat. Of the 22 acquired vessels added to the fleet during fiscal 2011, 19 were anchor handling towing supply vessels (twelve 5,150 BHP, two 8,000 BHP and five 9,500 BHP) and three deepwater, platform supply vessels (one 230-foot, one 240-foot and one 250-foot). The company acquired the 22 vessels for a total aggregate cost of $365.6 million.

Vessel Commitments at June 30, 2011

At June 30, 2011, the company had seven anchor handling towing supply vessels under construction, varying in size from 5,150 to 8,200 BHP, for a total aggregate investment of approximately $130.1 million. Two different international shipyards are constructing the vessels. Scheduled deliveries for the seven vessels began in July 2011, with the last vessel scheduled for delivery in March 2012. As of June 30, 2011, the company had invested $98.9 million for the construction of these seven vessels.

The company is also committed to the construction of four 265-foot, one 266-foot, eleven 286-foot and two 300-foot deepwater platform supply vessels and two 215-foot towing supply/supply class platform supply vessels for a total aggregate investment of approximately $618.2 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 266-foot deepwater class vessel. One international shipyard is constructing the two 215-foot vessels. A different international shipyard is constructing the four 265-foot deepwater vessels, and a third international shipyard is constructing the eleven 286-foot deepwater vessels. One U.S. shipyard is constructing the two 300-foot deepwater platform supply vessels. The two 215-foot towing supply/supply class platform supply vessels are scheduled for delivery in April and June of 2013. The four 265-foot deepwater class vessels are expected to be delivered to the market beginning in November 2012, with final delivery of the fourth vessel in April 2013. The 266-foot deepwater class vessel is scheduled for delivery in October 2011. Two of the eleven 286-foot deepwater class vessels were delivered in July 2011. The remaining nine 286-foot deepwater class vessels are expected to be delivered beginning in

December 2011 with final delivery of the last 286-foot vessel scheduled for October of 2012. The two 300-foot deepwater class vessels are scheduled for delivery in October 2012 and April 2013. As of June 30, 2011, $232.3 million was invested for the construction of these 20 vessels.

The company is also committed to the construction of one 175-foot, fast, crew/supply boat for a cost of approximately $9.8 million. The company is experiencing substantial delay with this vessel under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. Our current expectation is that the vessel will be delivered in June of 2012. As of June 30, 2011, the company expended $7.8 million for the construction of this vessel.

At June 30, 2011, the company also had agreed to purchase 10 anchor handling towing supply vessels and two platform supply vessels. The aggregate approximate purchase price for these 12 vessels is $174.8 million. The company took possession of one of the 10 anchor handling towing supply vessels in July 2011 for a total cost of $11.6 million. The company will acquire the remaining nine anchor handling towing supply vessels for a total aggregate cost of $125.0 million at various times throughout fiscal 2012. The company plans to take possession of the two platform supply vessels, which have 3,500 deadweight tons of cargo capacity, in February and April of 2012 for a total aggregate cost of $38.2 million. As of June 30, 2011, the company had invested $24.8 million for the acquisition of these 12 vessels.

Vessel Commitments Summary at June 30, 2011

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2011:

	International Built				U.S. Built

Vessel class and type	Number of Vessels	Total Cost	Invested Through 6/30/11	Remaining Balance 06/30/11	Number of Vessels	Total Cost	Invested Through 6/30/11	Remaining Balance 06/30/11

In thousands, except number of vessels:
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—	—	—
Platform supply vessels	17	$470,073	189,150	280,923	3	136,513	50,585	85,928
Towing-supply/supply vessels:
Anchor handling towing supply	17	266,701	116,369	150,332	—	—	—	—
Platform supply vessels	2	49,928	—	49,928	—	—	—	—
Crewboats	1	9,750	7,800	1,950	—	—	—	—

Totals	37	$796,452	313,319	483,133	3	136,513	50,585	85,928

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended

Vessel class and type	09/11	12/11	03/12	06/12	09/12	Thereafter

Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	3	3	2	4	1	7
Towing-supply/supply vessels:
Anchor handling towing supply	6	9	2	—	—	—
Platform supply vessels	—	—	—	—	—	2
Crewboats	—	—		1	—	—

Totals	9	12	4	5	1	9

(In thousands)
Expected quarterly cash outlay	$150,519	176,190	70,730	71,848	25,383	74,391 (A)

(A)	The $74,391 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $49,973 in the remaining quarters of fiscal 2013 and $24,418 during fiscal 2014.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, various leasing arrangements, and funds provided by the sale of senior unsecured notes. The company has approximately $569.1 million of remaining capital commitments on the 28 vessels currently under construction and the 12 vessel purchase commitments at June 30, 2011.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,				Quarter Ended March 31,

(In thousands)	2011	%	2010	%	2011	%

Personnel	$22,379	9%	19,136	7%	21,088	8%
Office and property	5,735	2%	4,905	2%	5,860	2%
Sales and marketing	2,158	1%	2,049	1%	2,186	1%
Professional services	4,944	2%	5,053	2%	4,458	2%
Other	2,365	1%	1,632	1%	7,930	3%

Total	$37,581	15%	32,775	12%	41,522	16%

General and administrative expenses, during the first quarter of fiscal 2012, were approximately 15%, or $4.8 million, higher than the first quarter of fiscal 2011, primarily due to pay raises for the administrative personnel, higher amortization costs related to stock-based compensation for employees and the board of directors, higher accruals for incentive bonuses, an increase in company provided costs associated with foreign assigned administrative employees (specifically foreign income taxes), and higher office and property expenses (primarily office rent and information technology costs).

General and administrative expenses were approximately 10%, or $3.9 million, lower during the first quarter of fiscal 2012 as compared to the fourth quarter of fiscal 2011, primarily because the quarter ended March 31, 2011 included a $6.3 million settlement with the Federal Government of Nigeria (FGN) to resolve the previously disclosed investigation by the FGN relating to allegations of improper payments to Nigerian government officials (which is included in “Other” general and administrative costs) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Excluding the FGN settlement, general and administrative expenses were approximately 7%, or $2.3 million, higher during the same comparative periods, due to pay raises for the administrative personnel and an increase in company provided costs associated with foreign assigned administrative employees (specifically foreign income taxes).

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon oil and natural gas production and ultimately the supply/demand relationship for crude oil and natural gas. Variations from year-to-year in these items are primarily the result of market conditions. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facility provide the company, in management’s opinion, with adequate resources to meet its current liquidity requirements, including required payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments.

Indebtedness

Revolving Credit and Term Loan Agreement. Borrowings under the company’s $575.0 million amended and restated revolving credit facility (“credit facility”), which includes a $125.0 million term loan (“term loan”) and a $450.0 million revolving line of credit (“revolver”) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 55% and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s amended and restated revolving credit facility matures in January 2016.

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. Principal repayments of any term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013.

There were no borrowings outstanding under available credit facilities at June 30, 2011, and the full $575.0 million of such credit facilities was available at June 30, 2011 for future financing needs.

September 2010 Senior Notes. In September 2010, the company announced that it had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and the sale of an additional $115.0 million of the notes was completed on December 30, 2010. These notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of 8.4 years as of June 30, 2011 and 8.6 years as of March 31, 2011. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. The fair value of this debt at June 30, 2011 and March 31, 2011 was estimated to be $414.8 million and $404.4 million, respectively.

Included in accumulated other comprehensive income at June 30, 2011 and March 31, 2011, is an after-tax loss of $3.7 million ($5.6 million pre-tax), and $3.8 million ($5.8 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. At June 30, 2011 and March 31, 2011, the company had an aggregate $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 1.8 years as of June 30, 2011 and 2.1 years as of March 31, 2011. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding was 4.39% at June 30, 2011 and March 31, 2011, respectively. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%. The fair value of this debt at June 30, 2011 and March 31, 2011 was estimated to be $286.1 million and $285.5 million, respectively.

Notes totaling $40.0 million matured in July 2011 but were not classified as current maturities of long-term debt because the company had the ability, if it were necessary, to fund this maturity with its revolving credit and term loan agreement.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of $4.4 million interest capitalized for the quarter ended June 30, 2011, was approximately $4.1 million. Interest and debt costs, net of $3.6 million interest capitalized for the quarter ended June 30, 2010, was approximately $1.1 million.

Total interest and debt costs incurred during the quarter period ended June 30, 2011 was higher than the same period in fiscal 2011 because of an increase in interest expense related to the issuance of $425.0 million senior notes during the quarter ended December 31, 2010 as discussed above.

Share Repurchases

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is effective through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. No amounts were expended from inception of the May 2011 authorized program through June 30, 2011, and $200.0 million remains available to repurchase shares under the May 2011 share repurchase program at June 30, 2011.

In July 2009, the Board of Directors had previously authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The authorization of the July 2009 repurchase program ended in May 2011. From inception of the July 2009 authorized program through its conclusion in May 2011, the company expended $20.0 million for the repurchase and cancellation of 486,800 common shares, at an average price paid per common share of $41.06.

Dividends

The Board of Directors declared dividends of $13.0 million and $12.9 million, or $0.25 per share, for the quarters ended June 30, 2011 and 2010, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

Operating Activities

Net cash provided by operating activities for any period fluctuates according to the level of business activity for the applicable period. For the three months ended June 30, 2011, net cash from operating activities was $26.5 million compared to $52.7 million for the three months ended June 30, 2010. Significant components of cash provided by operating activities for the three months ended June 30, 2011, include net earnings of $24.6 million, adjusted for non-cash items of $25.2 million and changes in working capital balances of $23.3 million.

Significant components of cash provided by operating activities for the three months ended June 30, 2010, include net earnings of $39.8 million, adjusted for non-cash items of $18.9 million and changes in working capital balances of $6.0 million.

Investing Activities

Investing activities for the quarter ended June 30, 2011, used $63.0 million of cash, which is attributed to $69.7 million of additions to properties and equipment partially offset by $6.7 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $7.2 million in capitalized major repair costs, $60.1 million for the construction and purchase of offshore marine vessels and $2.4 million in other properties and equipment purchases.

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

Financing Activities

Financing activities for the quarter ended June 30, 2011, used $12.8 million of cash, which is primarily the result of $13.0 million used for the quarterly payment of common stock dividends of $0.25 per common share. Uses of cash were slightly offset by $0.1 million of proceeds from the issuance of common stock resulting from stock option exercises and $17,000 tax benefit on stock options exercised during the quarter.

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

At June 30, 2011, the company had approximately $196.4 million of cash and cash equivalents. In addition, there were no borrowings outstanding under available credit facilities at June 30, 2011, and the full $575.0 million of such credit facilities were available at June 30, 2011 for future financing needs.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company continues to pursue that arbitration.

Certain of the company’s vessels under construction are committed to work under customer contracts that provide for the payment of stipulated damages by the company or its subsidiaries in certain cases of late delivery or substantial reductions in rates for the inability to timely deliver a vessel that satisfies the technical specifications of the contract. Delays in the expected deliveries of any of these vessels could result in these penalties being imposed by our customers. In the opinion of management, the amount of ultimate liability, if any, with respect to these penalties will likely not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

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

Merchant Navy Officers Pension Fund. Certain current and former subsidiaries of the company are, or were, participating employers in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the trustee of the MNOPF that the fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on current assessments was $9.6 million at June 30, 2011 and March 31, 2011, all of which has been accrued. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns as reflected in a preliminary future actuarial valuation, or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. Recently, the fund’s trustee unilaterally accelerated previously agreed installment payments and required the company either to pay the outstanding deficit contribution of $8.0 million immediately or to provide security in a form to be agreed by the trustee. In discussions with the trustee, the company was advised that pursuant to the trustee’s broad discretion, it was reviewing the installment option for all participating employers and that any agreement for payments to be made by installments must be supported by security. The company has objected to that decision, and discussions are at an early stage on this point. In the interim, the company continues its historical practice to pay the installments as and when they fall due.

Brazilian Customs.   In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines amounting to approximately $98.7 million. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying law, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Office. The company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has not paid nor accrued for) and, based on the advice of its Brazilian counsel believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. The company believes that the ultimate resolution will not have a material effect on the consolidated financial statements.

Potential for Future Brazilian State Tax Assessment.   The company is aware that a Brazilian state in which the company has operations has notified two of the company’s competitors that they are liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels that such competitors operate within the coastal waters of such state pursuant to charter agreements. The import tax being asserted is equal to a percentage (which could be as high as 16% for vessels entering that state’s waters prior to December 31, 2010 and 3% thereafter) of the affected vessels declared values. The company understands that the two companies involved are contesting the assessment through administrative proceedings before the taxing authority.

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors) have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessels activities imported through that state. Although the company has been advised by its

Brazilian tax counsel that substantial defenses would be available if a similar tax claim was asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations through the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment and according to the Brazilian tax counsel chances of defeating a possible claim/notification from the State authorities in court are probable. As a result, no accrual has been recorded as of June 30, 2011 for any liabilities associated with this potential future assessment.

Shareholder Derivative Suit. In mid-February 2011, an individual claiming to be a Tidewater shareholder filed a shareholder derivative suit in the U.S. District Court for the Eastern District of Louisiana. The defendants in the suit are individual directors and certain officers of Tidewater Inc. Tidewater Inc. is also a nominal defendant in the lawsuit. The suit asserts various causes of action, including breach of fiduciary duty, against the individual defendants in connection with the facts and circumstances giving rise to the settlements with the DOJ and SEC and seeks a number of remedies against the individual defendants and the company as a result. While the company will incur costs in connection with the defense of this law suit, the suit does not seek monetary damages against the company. The individual defendants and the company have retained legal counsel. The lawsuit is still in an early stage.

Legal Proceedings. Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Completion of Internal Investigation and Settlements with United States and Nigerian Agencies

A full discussion on the company’s internal investigation on its Nigerian operations is contained in Item 1 of this Form 10-Q.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the company’s consolidated contractual obligations as of June 30, 2011 for the remaining months of fiscal 2012, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year

	Total	2012	2013	2014	2015	2016	More Than 5 Years

Vessel purchase obligations	$149,939	135,014	14,925	—	—	—	—

Vessel construction obligations	419,122	262,425	132,279	24,418	—	—	—

Total obligations	$569,061	397,439	147,204	24,418	—	—	—

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2011. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

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

Future Minimum Lease Payments

As of June 30, 2011, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total

Remaining nine months of 2012	$8,027	5,193	13,220
2013	10,702	6,924	17,626
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
2016	—	2,304	2,304
Thereafter	—	—	—

Total future lease payments	$32,268	26,570	58,838

The company expensed approximately $4.5 million, during the quarters ended June 30, 2011 and 2010, on all of its bareboat charter arrangements.

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission on May 19, 2011, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2011, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (9) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide and, until the calendar year 2008-2009 global recession, the price of steel had increased dramatically due to increased worldwide demand for the metal. The price of steel continues to be high by historical standards. Although prices eased with the reduced global demand for steel in recent years, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. Steel consumption increased during calendar year 2010 and is expected to increase further during calendar 2011 because of an expectation of an economic recovery. If the price of steel rises, the cost of new vessels will result in higher capital expenditures and depreciation expenses which will reduce the company’s future operating profits, unless day rates increase commensurately.

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

Revolving Credit and Term Loan Agreement

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s revolving credit and term loan agreement.

September 2010 Senior Notes

At June 30, 2011, the company had entered into a note purchase agreement with a group of institutional investors to place $425.0 million of senior unsecured notes. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and the sale of an additional $115.0 million of the notes was completed on December 30, 2010. These notes have maturities ranging from five years to 12 years and have a weighted average life to maturity of 8.4 years as of June 30, 2011. The notes may be retired before their respective scheduled maturity dates subject only to a make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. The fair value of this debt at June 30, 2011 was estimated to be $414.8 million.

Because the debt outstanding at June 30, 2011 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at June 30, 2011 of approximately $28.1 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at June 30, 2011 of approximately $30.6 million.

July 2003 Senior Notes

At June 30, 2011, the company had an aggregate $275.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven years to 12 years and had a weighted average remaining life of 1.8 years as of June 30, 2011. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a make-whole premium. The weighted average coupon rate on the notes outstanding was 4.39%. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%. The fair value of this debt at June 30, 2011 was estimated to be $286.1 million.

Because the debt outstanding at June 30, 2011 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at June 30, 2011 of approximately $4.9 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at June 30, 2011 of approximately $5.1 million.

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

Derivatives

The company had nine foreign exchange spot contracts outstanding at June 30, 2011, which totaled an aggregate notional value of $4.3 million. All nine spot contracts settled by July 5, 2011. The company had nine foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011.

At June 30, 2011, the company had three British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements and elsewhere in this document. The three forward contracts totaled a U.S. dollar equivalent of approximately $8.2 million. The forward contracts have expiration dates between September 2011 and June 2012. The combined change in fair value of the forward contracts at June 30, 2011 was approximately $33,500, which was recorded as a foreign exchange gain during the quarter ended June 30, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2011, the company had three British pound forward contracts outstanding, related to the company’s foreign exchange exposure on its MNOPF liability. The three forward contracts totaled a U.S. dollar equivalent of approximately $8.2 million. The combined change in fair value of these forward contracts at March 31, 2011 was approximately $0.3 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2011, because the forward contracts did not qualify as hedge instruments.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Shareholder Derivative Suit

In mid-February 2011, an individual claiming to be a Tidewater shareholder filed a shareholder derivative suit in the U.S. District Court for the Eastern District of Louisiana. The defendants in the suit are individual directors and certain officers of Tidewater Inc. Tidewater Inc. is also a nominal defendant in the lawsuit. The suit asserts various causes of action, including breach of fiduciary duty, against the individual defendants in connection with the facts and circumstances giving rise to the settlements with the DOJ and SEC and seeks a number of remedies against the individual defendants and the company as a result. While the company will incur costs in connection with the defense of this law suit, the suit does not seek monetary damages against the company. The individual defendants and the company have retained legal counsel. The lawsuit is still in an early stage.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2011, filed with the Securities and Exchange Commission on May 19, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is effective through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

No amounts were expended from inception of the May 2011 authorized program through June 30, 2011, and $200.0 million remains available to repurchase shares under the May 2011 share repurchase program at June 30, 2011.

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

TIDEWATER INC.
(Registrant)

Date:	August 4, 2011	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and Chief Executive Officer

Date:	August 4, 2011	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date:	August 4, 2011	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

10

Retirement and Consulting Agreement by and between Tidewater Inc. and Stephen Dick entered into as of June 30, 2011 (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 7, 2011, File No. 1-6311).

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