Form 10-Q
period 2011-09-30
TIDEWATER INC
filed 2011-11-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

51,898,578 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 21, 2011. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

ASSETS	September 30, 2011	March 31, 2011

Current assets:
Cash and cash equivalents	$302,186	245,720
Trade and other receivables, net	287,475	272,467
Marine operating supplies	53,517	50,748
Other current assets	14,865	10,212

Total current assets	658,043	579,147

Investments in, at equity, and advances to unconsolidated companies	38,415	39,044
Properties and equipment:
Vessels and related equipment	3,881,444	3,910,430
Other properties and equipment	92,854	85,589

	3,974,298	3,996,019
Less accumulated depreciation and amortization	1,185,490	1,294,239

Net properties and equipment	2,788,808	2,701,780

Goodwill	297,822	328,754
Other assets	113,119	99,391

Total assets	$3,896,207	3,748,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	55,259	45,177
Accrued expenses	131,067	120,869
Accrued property and liability losses	3,825	3,846
Other current liabilities	21,711	13,697

Total current liabilities	211,862	183,589

Long-term debt	825,000	700,000
Deferred income taxes	211,423	216,735
Accrued property and liability losses	6,732	5,327
Other liabilities and deferred credits	128,630	128,521

Commitments and Contingencies Note (6)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 51,898,578 shares at September 30, 2011 and 51,876,038 shares at March 31, 2011	5,190	5,188
Additional paid-in capital	95,848	90,204
Retained earnings	2,430,474	2,436,736
Accumulated other comprehensive loss	(18,952)	(18,184)

Total stockholders’ equity	2,512,560	2,513,944

Total liabilities and stockholders’ equity	$3,896,207	3,748,116

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Revenues:
Vessel revenues	$248,412	266,870	501,727	528,866
Other marine revenues	2,482	230	3,774	759

	250,894	267,100	505,501	529,625

Costs and expenses:
Vessel operating costs	161,290	169,892	313,592	324,475
Costs of other marine revenues	2,031	203	3,262	698
Depreciation and amortization	33,807	35,832	67,556	70,795
Goodwill impairment	30,932	---	30,932	---
General and administrative	37,773	37,919	75,354	70,694
Gain on asset dispositions, net	(9,458)	(3,638)	(11,175)	(9,196)

	256,375	240,208	479,521	457,466

Operating income	(5,481)	26,892	25,980	72,159
Other income (expenses):
Foreign exchange gain (loss)	1,659	(436)	2,473	1,174
Equity in net earnings of unconsolidated companies	3,456	2,785	5,945	5,475
Interest income and other, net	766	2,029	1,956	2,407
Interest and other debt costs	(4,766)	(1,686)	(8,827)	(2,759)

	1,115	2,692	1,547	6,297

Earnings (loss ) before income taxes	(4,366)	29,584	27,527	78,456
Income tax expense	510	10,181	7,845	19,222

Net earnings (loss)	$(4,876)	19,403	19,682	59,234

Basic earnings (loss) per common share	$(0.10)	0.38	0.38	1.16

Diluted earnings (loss) per common share	$(0.09)	0.38	0.38	1.15

Weighted average common shares outstanding	51,296,924	51,003,348	51,287,644	51,165,791
Dilutive effect of stock options and restricted stock	281,129	153,819	298,328	193,872

Adjusted weighted average common shares	51,578,053	51,157,167	51,585,972	51,359,663

Cash dividends declared per common share	$0.25	0.25	0.50	0.50

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

		Six Months Ended September 30,
		2011	2010

Operating activities:
Net earnings	$	19,682	59,234
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		67,556	70,795
Provision (benefit) for deferred income taxes		(20,819)	(10,660)
Gain on asset dispositions, net		(11,175)	(9,196)
Goodwill impairment		30,932	---
Equity in earnings of unconsolidated companies, net of dividends		629	8,283
Compensation expense - stock-based		4,944	6,115
Excess tax benefits on stock options exercised		(124)	(195)
Changes in assets and liabilities, net:
Trade and other receivables		(15,008)	2,219
Marine operating supplies		(2,769)	(2,285)
Other current assets		(4,653)	(7,245)
Accounts payable		(1,751)	522
Accrued expenses		8,204	15,412
Accrued property and liability losses		(21)	(887)
Other current liabilities		7,272	17,003
Other liabilities and deferred credits		2,639	3,085
Other, net		1,644	1,159

Net cash provided by operating activities		87,182	153,359

Cash flows from investing activities:
Proceeds from sales of assets		24,616	18,368
Proceeds from insurance settlements on Venezuela seized vessels		---	8,150
Additions to properties and equipment		(155,058)	(391,463)

Net cash used in investing activities		(130,442)	(364,945)

Cash flows from financing activities:
Principal payments on debt		(40,000)	(75,000)
Debt borrowings		165,000	165,000
Debt issuance costs		(234)	(6,184)
Proceeds from exercise of stock options		725	1,919
Cash dividends		(25,889)	(25,773)
Excess tax benefits on stock options exercised		124	195
Stock repurchases		---	(19,988)

Net cash provided by financing activities		99,726	40,169

Net change in cash and cash equivalents		56,466	(171,417)
Cash and cash equivalents at beginning of period		245,720	223,070

Cash and cash equivalents at end of period	$	302,186	51,653

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$	19,605	8,463
Income taxes	$	24,444	23,649
Non-cash investing activities:
Additions to properties and equipment	$	11,833	---

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	INTERIM FINANCIAL STATEMENTS

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

The unaudited condensed consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The company uses the equity method to account for equity investments over which the company exercises significant influence but does not exercise control and is not the primary beneficiary. All per share information included in this document is on a diluted earnings per share basis.

Reclassifications

In connection with a change in reportable segments, certain prior period amounts have been reclassified to conform to the September 30, 2011 presentation of our segments with no effect on net earnings or retained earnings. Please refer to Note (10) – Segment and Geographical Distributions of Operations to these Unaudited Condensed Consolidated Financial Statements.

(2)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is in effect through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At September 30, 2011, the entire $200.0 million authorization remains available to repurchase shares under the May 2011 share repurchase program.

In July 2009, the Board of Directors had previously authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The authorization of the July 2009 repurchase program ended in May 2011.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share are as follows:

	Quarter Ended September 30,			Six Months Ended September 30,
(In thousands, except share and per share data)	2011		2010	2011	2010

Value of common stock repurchased	$	---	---	---	20,000
Shares of common stock repurchased		---	---	---	486,800
Average price paid per common share	$	---	---	---	41.06

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30, 2011 and 2010, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except dividend per share)	2011	2010	2011	2010

Dividends declared	$12,975	12,849	25,944	25,792
Dividend per share	0.25	0.25	0.50	0.50

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss), net of related tax, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Net income (loss)	$(4,876)	19,403	19,682	59,234
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(980)	(138)	(1,001)	(218)
Qualifying derivatives	---	(3,974)	---	(3,974)
Amortization of loss on derivative contract	117	---	233	---

Comprehensive income (loss)	$(5,739)	15,291	18,914	55,042

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarter and the six-month periods ended September 30, 2011 and 2010, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Effective tax rate applicable to pre-tax earnings	11.7%	34.4%	28.5%	24.5%

The effective tax rate was higher during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, primarily because of the current expected mix of pre-tax earnings between the company’s U.S. and international businesses and an expectation for lower estimated operating margin in certain jurisdictions that tax on the basis of deemed profits.

The company’s balance sheet at September 30, 2011 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	September 30, 2011

Tax liabilities for uncertain tax positions	$20,626
Income tax payable	16,807

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture and a tax audit of a foreign subsidiary. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits at September 30, 2011, which would lower the effective tax rate if realized, are as follows:

(In thousands)		September 30, 2011

Unrecognized tax benefit related to state tax issues	$	8,591
Interest receivable on unrecognized tax benefit related to state tax issues		31

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. This change did not affect benefits earned by participants prior to January 1, 2011. The active employees who participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes are providing the company more predictable retirement plan costs and cash flows. By changing to a defined contribution plan and freezing the benefits accrued under the predecessor defined benefit plan, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan are reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit pension plan during the quarter and six-month periods ended September 30, 2011 and 2010, and does not expect to contribute to the plan during the remaining quarters of fiscal 2012.

Supplemental Executive Retirement Plan

The company offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, invested in a variety of marketable securities, none of which is Tidewater stock. The Rabbi Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The company did not contribute to the supplemental plan during the quarters and six-month periods ended September 30, 2011 and 2010, and does not expect to contribute to the plan during the remaining quarters of fiscal 2012. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at September 30, 2011 and March 31, 2011:

(In thousands)		September 30, 2011	March 31, 2011

Investments held in Rabbi Trust	$	16,758	18,043
Unrealized (losses) gains in carrying value of trust assets		(479)	523
Unrealized (losses) gains in carrying value of trust assets are net of income tax expense of		(257)	281
Obligations under the supplemental plan		27,542	26,197

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized gains or losses in the carrying value of the trust assets, net of income tax expense, are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet.

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2011	2010	2011	2010

Pension Benefits:
Service cost	$219	230	438	460
Interest cost	1,103	1,115	2,206	2,230
Expected return on plan assets	(644)	(620)	(1,288)	(1,240)
Amortization of prior service cost	12	4	24	8
Recognized actuarial loss	440	425	880	850

Net periodic benefit cost	$1,130	1,154	2,260	2,308

Other Benefits:
Service cost	$139	145	278	290
Interest cost	345	365	690	730
Amortization of prior service cost	(508)	(508)	(1,016)	(1,016)
Recognized actuarial (gain) loss	(1)	(5)	(2)	(10)

Net periodic benefit cost	$(25)	(3)	(50)	(6)

(5)	INDEBTEDNESS

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no borrowings outstanding under available credit facilities at September 30, 2011, and the full $575.0 million of such credit facilities was available at September 30, 2011 for future financing needs.

Senior Debt Notes

August 2011 Senior Notes

On August 15, 2011, the company issued $165.0 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of senior unsecured notes outstanding at September 30, 2011 that were issued to a group of institutional investors in August 2011 are as follows:

(In thousands, except weighted average data)	September 30, 2011

Aggregate debt outstanding	$165,000
Weighted average remaining life in years	9.1
Weighted average coupon rate on notes outstanding	4.42%
Fair value of debt outstanding	173,272

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310.0 million of senior unsecured notes, and the sale of an additional $115.0 million of the notes was completed on December 30, 2010. A summary of the aggregate amount of senior unsecured notes outstanding at September 30, 2011 and March 31, 2011 that were issued to a group of institutional investors in September 2010 are as follows:

(In thousands, except weighted average data)	September 30, 2011	March 31, 2011
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	8.1	8.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	445,828	404,352

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2011 and March 31, 2011, is an after-tax loss of $3.5 million ($5.5 million pre-tax), and $3.8 million ($5.8 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2003 Senior Notes

In July 2003, the company completed the sale of $300.0 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes outstanding at September 30, 2011 and March 31, 2011 that were issued in July 2003 are as follows:

(In thousands, except weighted average data)		September 30, 2011	March 31, 2011
Aggregate debt outstanding	$	235,000	275,000
Weighted average remaining life in years		1.9	2.1
Weighted average coupon rate on notes outstanding		4.43%	4.39%
Fair value of debt outstanding		244,104	285,478

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Notes totaling $40.0 million matured in July 2011 but were not classified as current maturities of long-term debt because the company had the ability to fund this maturity with its credit facility. Notes totaling $60.0 million will mature in July 2012 but are not classified as current maturities of long-term debt because the company has the ability, if necessary, to fund this maturity with its credit facility.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and the six-month periods ended September 30, 2011 and 2010 are as follows:

		Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)		2011	2010	2011	2010

Interest and debt costs incurred, net of interest capitalized	$	4,766	1,686	8,827	2,759
Interest costs capitalized		4,188	3,316	8,598	6,958

Total interest and debt costs	$	8,954	5,002	17,425	9,717

(6)	COMMITMENTS AND CONTINGENCIES

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of September 30, 2011:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 9/30/11	Remaining Balance 09/30/11
Vessels under construction:
Anchor handling towing supply	6	$107,323	86,808	20,515
Platform supply vessels	17	530,913	207,662	323,251
Crewboats	5	22,128	10,776	11,352

Total vessels under construction	28	660,364	305,246	355,118

Vessels to be purchased:
Anchor handling towing supply	10	136,625	19,565	117,060
Platform supply vessels	2	38,035	7,501	30,534

Total vessels to be purchased	12	174,660	27,066	147,594

Total vessel commitments	40	$835,024	332,312	502,712

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.). The anchor handling towing supply vessels under construction range between 5,150 and 8,200 brake horsepower (BHP), while the platform supply vessels under construction range between 1,900 and 6,360 deadweight tons of cargo capacity. Scheduled delivery for the new-build vessels began in October 2011, with delivery of the final new-build vessel expected in July 2013.

Regarding the vessels to be purchased, the company took possession of two of the 10 anchor handling towing supply vessels in October 2011 for a total cost of $23.7 million. The two acquired vessels are 5,150 BHP anchor handling towing supply vessels. The company will acquire the remaining eight anchor handling towing supply vessels (six of which have 5,150 BHP and two of which have 9,000 BHP), for a total aggregate cost of $113.0 million at various times during the remaining months of fiscal 2012. The company plans to take possession of the two platform supply vessels, which have 3,500 deadweight tons of cargo capacity, in February and April of 2012 for a total aggregate cost of $38.0 million.

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

Special counsel reported to the Department of Justice (DOJ) and to the SEC the results of the investigation, and the company entered into separate agreements with the two agencies to resolve the matters reported by special counsel. Both of these agreements were approved by a federal district court judge in fiscal 2011 and the principal terms and conditions of the agreements with these two agencies are described in the company’s 10-K for the fiscal year ended March 31, 2011.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Merchant Navy Officers Pension Fund

A current subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $7.5 million at September 30, 2011 and $9.6 million at March 31, 2011, all of which has been accrued. Payments totaling $2.0 million were made into the fund during the quarter ended September 30, 2011. During the quarter ended September 30, 2010, the company recorded an additional liability of $6.0 million and made payments totaling $0.9 million into the fund. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns as reflected in a preliminary future actuarial valuation, or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. This means that the company is either required to pay the outstanding deficit contribution of approximately $7.5 million at September 30, 2011 immediately or to provide security in a form to be agreed by the Trustee. In discussions with the Trustee, the company was advised that pursuant to the Trustee’s broad discretion, it was reviewing the installment option for all participating employers and that any agreement for payments to be made by installments must be supported by security. The company has objected to that decision. In the interim, the company continues its historical practice to pay the installments as and when they fall due.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines amounting to approximately $98.7 million. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying law, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Office. The company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has not paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. The company believes that the ultimate resolution will not have a material effect on the consolidated financial statements.

Potential for Future Brazilian State Tax Assessment

The company is aware that a Brazilian state in which the company has operations has notified two of the company’s competitors that they are liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels that such competitors operate within the coastal waters of such state pursuant to charter agreements. The import tax being asserted is equal to a percentage (which could be as high as 16% for vessels entering that state’s waters prior to December 31, 2010 and 3% thereafter) of the affected vessels’ declared values. The company understands that the two companies involved are contesting the assessment through administrative proceedings before the taxing authority.

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors) have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim was asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations through the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment and according to the Brazilian tax counsel chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing a vessel to start a new charter in Brazil, the company filed a suit on

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 22, 2011 against the Brazilian state and judicially deposited the respective state tax for this newly imported vessel. As of September 30, 2011, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of September 30, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$7,499	7,499	---	---
Preferred stock	12	12	---	---
Foreign stock	443	443	---	---
American depository receipts	2,101	2,071	30	---
Real estate investment trusts	130	130	---	---
Debt securities:
Government debt securities	3,065	1,306	1,759	---
Open ended mutual funds	2,729	2,729	---	---
Cash and cash equivalents	1,033	148	885	---

Total	$17,012	14,338	2,674	---
Other pending transactions	(254)	(254)	---	---

Total fair value of plan assets	$16,758	14,084	2,674	---

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$8,785	8,785	---	---
Preferred stock	12	12	---	---
Foreign stock	355	355	---	---
American depository receipts	2,401	2,384	17	---
Real estate investment trusts	111	111	---	---
Debt securities:
Government debt securities	2,571	1,270	1,301	---
Open ended mutual funds	2,651	2,651	---	---
Cash and cash equivalents	1,448	362	1,086	---

Total	$18,334	15,930	2,404	---
Other pending transactions	(291)	(291)	---	---

Total fair value of plan assets	$18,043	15,639	2,404	---

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The company had two foreign exchange spot contracts outstanding at September 30, 2011, which totaled an aggregate notional value of $1.5 million. The two spot contracts settled by October 3, 2011. The company had nine foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

At September 30, 2011, the company had two British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (6) and elsewhere in this document. The forward contracts have expiration dates between March 2012 and June 2012. The combined change in fair value of the forward contracts was approximately $0.1 million, which was recorded as a foreign exchange gain during the six months ended September 30, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of September 30, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market cash equivalents	$255,217	255,217	---	---
Long-term British pound forward derivative contracts	7,674	---	7,674	---

Total fair value of assets	$262,891	255,217	7,674	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Money market cash equivalents	$222,673	222,673	---	---
Long-term British pound forward derivative contracts	8,179	---	8,179	---

Total fair value of assets	$230,852	230,852	8,179	---

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Asset Impairments

The company accounts for long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, and reviews long-lived assets for impairment whenever events occur or changes in

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the six-month periods ended September 30, 2011 and 2010, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except number of assets)	2011	2010	2011	2010

Amount of impairment incurred	$256	1,785	2,570	3,093
Combined fair value of assets incurring impairment	---	1,800	3,913	6,295

(8)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at September 30, 2011 and March 31, 2011 are as follows:

(In thousands)	September 30, 2011	March 31, 2011
Recoverable insurance losses	$6,732	5,327
Deferred income tax assets	57,951	42,444
Deferred finance charges	7,625	8,232
Savings plans and supplemental plan	28,952	31,263
Noncurrent tax receivable	7,743	7,737
Other	4,116	4,388

	$113,119	99,391

A summary of accrued expenses at September 30, 2011 and March 31, 2011 are as follows:

(In thousands)	September 30, 2011	March 31, 2011
Payroll and related payables	$35,707	37,239
Commissions payable	15,510	15,639
Accrued vessel expenses	69,328	55,920
Accrued interest payable	6,239	9,393
Other accrued expenses	4,283	2,678

	$131,067	120,869

A summary of other current liabilities at September 30, 2011 and March 31, 2011 are as follows:

(In thousands)	September 30, 2011	March 31, 2011
Income tax payables	$17,575	11,187
Deferred credits - current	4,034	2,463
Dividend payable	102	47

	$21,711	13,697

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of other liabilities and deferred credits at September 30, 2011 and March 31, 2011 are as follows:

(In thousands)		September 30, 2011	March 31, 2011

Postretirement benefits liability	$	26,829	27,032
Pension liability		39,829	39,085
Deferred gain on vessel sales		39,568	39,568
Income taxes		5,779	5,295
Other		16,625	17,541

	$	128,630	128,521

(9)	ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In January 2010, the Financial Accounting Standards Board (FASB) issued ASU No. 2010-06, which amends ASC Topic 820, Fair Value Measurements and Disclosures, to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which were effective for reporting periods beginning after December 15, 2010. The guidance became effective for us on April 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

(10)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The company follows the disclosure requirements of ASC 280, Segment Reporting. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The new segments are reflective of how the company’s Chief Operating Decision Maker (CODM) reviews operating results for the purposes of allocating resources and assessing performance. The company’s CODM is its Chief Executive Officer. Moreover, management decided to reorganize its reporting segments because the company’s Sub-Saharan Africa/Europe and Latin American business regions gained greater significance as a percentage of consolidated revenues and operating profit, while our former United

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

States segment decreased in its significance to consolidated revenues and operating profit. Prior period disclosures have been adjusted to reflect the change in reportable segments.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and the six-month periods ended September 30, 2011 and 2010. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

		Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)		2011	2010	2011	2010
Revenues:
Vessel revenues:
Americas	$	81,892	95,033	162,569	189,132
Asia/Pacific		29,127	42,665	64,626	85,292
Middle East/N. Africa		24,810	22,943	50,867	44,094
Sub-Saharan Africa/Europe		112,583	106,229	223,665	210,348

		248,412	266,870	501,727	528,866
Other operating revenues		2,482	230	3,774	759

	$	250,894	267,100	505,501	529,625

Vessel operating profit:
Americas	$	9,530	13,050	21,384	24,670
Asia/Pacific		(4,776)	(627)	494	6,854
Middle East/N. Africa		(996)	5,257	(968)	9,806
Sub-Saharan Africa/Europe		21,631	18,596	43,855	43,535

		25,389	36,276	64,765	84,865
Corporate expenses		(9,111)	(12,864)	(18,632)	(21,627)
Goodwill impairment		(30,932)	—	(30,932)	—
Gain on asset dispositions, net		9,208	3,638	10,925	9,196
Other operating expense		(35)	(158)	(146)	(275)

Operating income (loss)	$	(5,481)	26,892	25,980	72,159

Foreign exchange gain (loss)		1,659	(436)	2,473	1,174
Equity in net earnings of unconsolidated companies		3,456	2,785	5,945	5,475
Interest income and other, net		766	2,029	1,956	2,407
Interest and other debt costs		(4,766)	(1,686)	(8,827)	(2,759)

Earnings (loss) before income taxes	$	(4,366)	29,584	27,527	78,456

Depreciation and amortization:
Americas	$	9,800	11,783	19,294	24,033
Asia/Pacific		5,039	6,832	10,153	12,960
Middle East/N. Africa		4,138	3,316	8,740	6,682
Sub-Saharan Africa/Europe		13,849	13,246	27,595	25,907
Corporate		981	655	1,774	1,213

	$	33,807	35,832	67,556	70,795

Additions to properties and equipment:
Americas	$	2,072	2,793	4,318	6,815
Asia/Pacific		277	1,305	857	1,831
Middle East/N. Africa		705	219	1,153	280
Sub-Saharan Africa/Europe		2,540	328	6,822	1,932
Corporate (A)		91,645	234,696	153,741	380,605

	$	97,239	239,341	166,891	391,463

Note A: Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at September 30, 2011 and March 31, 2011:

(In thousands)			September 30, 2011	March 31, 2011
Total assets:
Americas		$	1,033,968	975,269
Asia/Pacific			589,092	583,569
Middle East/N. Africa			388,826	369,122
Sub-Saharan Africa/Europe			1,334,111	1,286,554

			3,345,997	3,214,514
Investments in, at equity, and advances to unconsolidated companies			38,415	39,044

			3,384,412	3,253,558
Corporate (A)			511,795	494,558

	$		3,896,207	3,748,116

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At September 30, 2011 and March 31, 2011, $324.4 million and $355.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and the six-month periods ended September 30, 2011 and 2010:

Revenue by vessel class		Quarter Ended September 30,				Six Months Ended September 30,
(In thousands)		2011	%	2010	%	2011	%	2010	%

Americas fleet:
Deepwater vessels	$	36,639	15%	49,635	19%	73,044	15%	100,937	19%
Towing-supply/supply		36,648	15%	37,631	14%	72,334	14%	72,689	14%
Crew/utility		8,044	3%	7,166	3%	16,054	3%	14,322	3%
Offshore tugs		561	<1%	601	<1%	1,137	<1%	1,184	<1%
Total	$	81,892	33%	95,033	36%	162,569	32%	189,132	36%
Asia/Pacific fleet:
Deepwater vessels	$	12,264	5%	17,957	7%	28,193	6%	37,073	7%
Towing-supply/supply		15,870	6%	23,595	9%	34,314	7%	46,005	9%
Crew/utility		144	<1%	246	<1%	387	<1%	489	<1%
Offshore tugs		850	<1%	867	<1%	1,733	<1%	1,725	<1%
Total	$	29,127	12%	42,665	16%	64,626	13%	85,292	16%
Middle East/N. Africa fleet:
Deepwater vessels	$	11,782	5%	6,035	2%	22,533	4%	13,589	3%
Towing-supply/supply		11,616	5%	15,165	6%	25,090	5%	27,068	5%
Offshore tugs		1,411	1%	1,743	1%	3,243	1%	3,437	1%
Total	$	24,810	10%	22,943	9%	50,867	10%	44,094	8%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$	45,605	18%	31,238	12%	84,111	17%	59,909	11%
Towing-supply/supply		49,338	20%	56,596	21%	102,641	20%	113,693	21%
Crew/utility		12,734	5%	12,829	5%	26,747	5%	24,972	5%
Offshore tugs		4,906	2%	5,566	2%	10,166	2%	11,774	2%
Total	$	112,583	45%	106,229	40%	223,665	45%	210,348	40%
Worldwide fleet:
Deepwater vessels	$	106,290	43%	104,865	39%	207,881	41%	211,508	40%
Towing-supply/supply		113,472	46%	132,987	50%	234,379	47%	259,455	49%
Crew/utility		20,922	8%	20,241	8%	43,188	9%	39,783	8%
Offshore tugs		7,728	3%	8,777	3%	16,279	3%	18,120	3%
Total	$	248,412	100%	266,870	100%	501,727	100%	528,866	100%

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired. The company uses the two-step method for evaluating goodwill for impairment as prescribed in ASC 350, Intangibles-Goodwill and Other (ASC 350). Step one involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The company performed its annual impairment test as of December 31, 2010 on its then existing International and United States reporting units, and the test determined there was no goodwill impairment.

As discussed in Note (10), the company changed its reportable segments during the quarter ended September 30, 2011 from International and United States to Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The company performed an interim goodwill impairment assessment prior to changing its reportable segments and determined there was no goodwill impairment.

Goodwill of approximately $49.4 million historically assigned to the United States segment has been assigned to the Americas segment. Goodwill of approximately $279.4 million historically assigned to the International segment has been allocated among the new reportable segments based on their relative fair values.

The company also performed an interim goodwill impairment assessment on the new reporting units using September 30, 2011 carrying values and determined on the basis of the step one impairment test that the carrying value of its Middle East/North Africa unit exceeded its fair value thus triggering the second step of the analysis as prescribed by ASC 350. Although the company has not completed step two of the impairment assessment, an estimated goodwill impairment of $30.9 million was recorded during the quarter ended September 30, 2011. Step two of the assessment will be completed in the quarter ending December 31, 2011 and goodwill will be adjusted if necessary.

Following the impairment discussed above, goodwill at September 30, 2011 consists of the following:

(In thousands)	September 30, 2011
Americas	$114,237
Asia/Pacific	56,283
Middle East/N. Africa	—
Sub-Saharan Africa/Europe	127,302

$297,822

(12)	SUBSEQUENT EVENTS

During October 2011, the company took delivery of two anchor handling towing supply vessels and acquired two anchor handling towing supply vessels. Please refer to Note (6) – Commitment and Contingencies for a more complete discussion on the company’s vessel commitment program.

During October 2011, the company entered into an agreement to purchase two and construct one deepwater, platform supply vessels for an aggregate cost of approximately $84.0 million. One of the platform supply vessels will be constructed by the company’s wholly-owned shipyard Quality Shipyards, L.L.C. The vessels are expected to be delivered during the quarters ended March and June of 2012 and August of 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2011, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended September 30, 2011 and 2010, and of cash flows for the six-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2011

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

Our Business

The company provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater manages and measures its business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe, and has one of the broadest global operating footprints in the offshore energy industry. Operations are conducted in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At September 30, 2011, the company had 350 vessels (including joint-venture vessels and vessels withdrawn from service) servicing the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with other energy service companies, our business activity is largely dependent on the level of drilling and exploration activity by our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. In addition, since the Deepwater Horizon incident in April 2010, the level of drilling activity off the continental shelf of the United States (U.S.) Gulf Of Mexico (GOM) diminished while the U.S. government evaluated the causes of the incident and announced a plan for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. Because a sizeable portion of the company’s operating costs and its depreciation does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels.

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The company’s revenues in all its segments are driven primarily by the company’s fleet size, vessel utilization and day rates.

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies and vessel operating lease expense.

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller and less sophisticated vessels. The company believes that competition for skilled crew personnel may again intensify, particularly in non-United States markets, as new-build support vessels currently under construction increase the number of offshore vessels operating worldwide. If competition for personnel intensifies, the company’s crew costs will likely increase.

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and drydockings mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. Drydocking costs are incurred only if the company believes a drydocking can be justified economically, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required drydocking, the vessel is stacked and occasionally sold, because the vessel is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking costs, but also continues to incur vessel operating and depreciation costs. In any given period, downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels typically require more frequent and more expensive repairs and drydockings. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive drydockings, even in the early years of a vessel’s useful life, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can affect drydock costs, which are primarily included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons more difficult.

Although the company attempts to efficiently manage its fleet drydocking schedule, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in drydocking costs and days off hire (due to vessels being drydocked) have contributed to volatility in repair and maintenance costs and revenue. In addition, some of the more recently constructed vessels are now experiencing their first or second required regulatory drydockings.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and pricing in the insurance markets, and can fluctuate from time to time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for potential liabilities stemming from third-party losses with limits that it believes are reasonable for its operations. Insurance limits are reviewed annually and third-party coverage is purchased based on the expected scope of on-going operations and the cost of third-party coverage.

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices.

The company also incurs vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, training costs and other miscellaneous costs. Brokers’ commissions are incurred primarily in the company’s non-United States operations where brokers sometimes assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees, temporary vessel importation fees and any fines or penalties.

Challenges We Confront as a Global Offshore Vessel Company

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

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the “Convention”) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on those ships) that are engaged in commercial activities. To date, this Convention has been ratified by 16 countries, namely, Antigua and Barbuda, the Bahamas, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Liberia, Luxembourg, Marshall Islands, Norway, Panama, St. Vincent and the Grenadines, Singapore, Spain and Switzerland. Instruments of ratification and registrations are pending for three additional countries: Denmark, Gabon and Latvia. The foregoing 19 countries represent more than 50% of the world’s vessel tonnage. If 30 Member States ratify the Convention, then, within 12 months thereof, the Convention will become law. Even though the company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues, and the company continues to work with industry representatives to oppose ratification of this Convention, the company will continue to review and assess its seafarer labor relationships in light of the Convention requirements. Should this Convention become law, the company and its customers’ operations may be negatively affected by future compliance costs.

Macroeconomic Environment and Outlook

The primary driver of our business, and therefore revenues, is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to contract drilling rigs and offshore service vessels in the various international markets or the U.S. GOM, with the various international markets being largely driven by supply and demand for crude oil, and the U.S. GOM being influenced both by the supply and demand for natural gas (primarily in regards to shallow water activity) and the supply and demand for crude oil (primarily in regards to deepwater activity).

During the quarter ended September 30, 2011, crude oil prices continued to be volatile because of concerns that the demand for crude oil will likely decrease if the global economic recovery continues to lose momentum due to a prolonged level of high unemployment and lackluster consumer spending in the U.S., and fiscal and financial uncertainty in the U.S. and certain European countries. In addition, the perception that crude oil demand will ease in the near-term comes at a time when additional crude oil will be supplied to the global market as Libya revives crude oil production that was significantly curtailed due to political tensions and civil war. Analysts anticipate that the Organization of Petroleum Exporting Companies (OPEC) ministers will likely decide at their next meeting, which is scheduled in December 2011, to reduce current production targets, in order to support strong crude oil prices. The company anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with the price of crude oil, which in mid-October 2011, was trading around $87 per barrel for West Texas Intermediate crude and around $111 per barrel for Intercontinental Exchange (ICE) Brent crude. High crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels, both in the various global markets and the deepwater sectors of the U.S. GOM (assuming the pace of permits increases).

Prices for natural gas continue to be weak due to the rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large Liquefied Natural Gas (LNG) exporting facilities around the world, which have contributed to an over-supplied natural gas market. While production of natural gas from unconventional sources is still a relatively small portion of the worldwide natural gas production, it is increasing because improved drilling efficiencies are lowering the costs of extraction. The price of natural gas trended lower during the quarter ended September 30, 2011 and as of mid-October 2011, natural gas was trading in the $3.40 to $3.55 per Mcf range down from the $4.20 to $4.33 range at the start of the quarter. The price for natural gas trended lower as inventories for the resource trended higher. Natural gas inventories in the U.S. continue to be well over-supplied. This dynamic exerts downward pricing pressures on natural gas prices. Prolonged increases in the supply of natural gas, whether the supply comes from conventional or unconventional production, will likely restrain prices for natural gas. Increases in onshore gas production along with a very slow offshore drilling and exploration permitting process in the U.S. GOM and prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations), where natural gas is a more predominant exploitable hydrocarbon resource.

Deepwater activity has been a growing part of the global offshore crude oil and natural gas markets, and it is also a source of growth for the company. Deepwater activity in non-U.S. markets did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are therefore considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published during the most recently completed quarter suggest that over the next five and a half years, the worldwide movable drilling rig count (currently estimated at approximately 847 movable offshore rigs worldwide, approximately 40% of which are designed to operate in deeper waters) will increase as approximately 153 new-build offshore rigs that are currently on order and under construction are delivered. Of the estimated 847 movable offshore rigs worldwide, approximately 596 are currently working. It is further estimated that approximately 50% of the new build rigs are being built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years by approximately one-third. Investment is also being made in the floating production market, with approximately 62 new floating production units currently under construction and are expected to be delivered over the next six and a half years to supplement the current approximately 428 floating production units worldwide. To the extent the rigs are built and delivered, it is believed that the new build rigs will largely target international regions rather than the U.S. GOM due to longer contract durations, generally lower operating costs (including insurance costs) and higher drilling day rates available in the international markets. Additional and future regulatory oversight and control with respect to offshore drilling in the U.S. GOM following the explosion of the Deepwater Horizon may also increase the relative appeal of international markets.

According to ODS-Petrodata, the global offshore supply vessel market at September 30, 2011 has approximately 455 new-build offshore support vessels (platform supply vessels and anchor handlers only), under construction that are expected to be delivered to the worldwide offshore vessel market primarily over the next five and a half years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,670 vessels, of which we estimate 10% or more of these vessels are stacked. An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aging vessels, including more than 725 vessels, or approximately 27% of the worldwide offshore fleet, that are at least 25 years old and that are nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with absolute certainty, the company believes that the retirement of a sizeable portion of these aging vessels would likely mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created with the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2012 Business Highlights

At September 30, 2011, the company had 338 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 14.7 years. The average age of 201 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 5.2 years. The remaining 137 vessels have an average age of 28.7 years. During the first half of fiscal 2012 and 2011, the company’s newer vessels generated $422.1 million and $414.3 million, respectively, of revenue and accounted for 91%, or $171.5 million, and 87%, or $181.1 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs exclude depreciation on the company’s new vessels of $53.0 million and $47.0 million, respectively, during the same comparative periods.

During the first half of fiscal 2012, the company continued its focus on maintaining its competitive advantages and its market share in international markets where it operates, and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older, more traditional vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled downtime, and maintaining disciplined cost control.

The company’s consolidated net earnings for the first half of fiscal 2012 decreased 67%, or $39.6 million, as compared to the same period in fiscal 2011, due to an approximate 5% decrease in total revenues and because a $30.9 million non-cash goodwill impairment ($22.1 million after-tax, or $0.43 per share) was recorded during the quarter ended September 30, 2011 on the company’s Middle East/North Africa segment as disclosed in Note (11) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The company recorded $505.5 million in revenues during the first half of fiscal 2012, which is a decrease of approximately $24.1 million over the revenue earned during the same period of fiscal 2011. The company’s consolidated revenues during the first half of fiscal 2012 include day rate increases with an effective date of January 1, 2011 on certain vessel charter agreements. As the negotiations related to such rate increases were completed in the quarter ended June 30, 2011, approximately $2.0 million of vessel revenue recognized in the first half of fiscal 2012 relate to services provided in the quarter ended March 31, 2011. Partially offsetting revenue declines and goodwill impairment was an approximate 3%, or $10.9 million reduction in consolidated vessel operating costs.

Vessel revenues generated by the company’s Americas segment decreased approximately 14%, or $26.6 million, during the first half of fiscal 2012 as compared to the revenues earned during the first half of fiscal 2011, primarily due to an eight percentage point decrease in utilization rates and an approximate 8% decrease in average day rates on the deepwater vessels operating in this segment. Vessel operating costs for the Americas segment decreased approximately 17%, or $19.9 million, during the same comparative periods.

Vessel revenues generated by the company’s Asia/Pacific segment decreased approximately 24%, or $20.7 million, during the first half of fiscal 2012 as compared to the revenues earned during the first half of fiscal 2011, primarily due to a nine percentage point decrease in utilization rates and an approximate 2% and 11% decrease in average day rates on the towing supply/supply and deepwater class of vessels operating in this segment, respectively. Vessel operating costs for the Asia/Pacific segment decreased approximately 22%, or $13.0 million, during the first half of fiscal 2012 as compared to the same period in fiscal 2011.

Vessel revenues generated by the company’s Middle East/North Africa segment increased approximately 15%, or $6.8 million, during the first half of fiscal 2012 as compared to the revenues earned during the first half of fiscal 2011, primarily due to an approximate 7% increase in average day rates on the deepwater vessels operating in this segment. Vessel operating costs for the Middle East/North Africa segment increased approximately 59%, or $14.1 million, during the first half of fiscal 2012 as compared to the same period in fiscal 2011.

Vessel revenues generated by the company’s Sub-Saharan Africa/Europe segment increased approximately 6%, or $13.3 million, during the first half of fiscal 2012 as compared to the revenues earned during the first half of fiscal 2011, primarily due to an increase in the number of deepwater vessels operating in the segment resulting from new vessel additions, vessels mobilizing to this segment, and because of an approximate 6% increase in average day rates on the deepwater vessels. Vessel operating costs for the Sub-Saharan Africa/Europe segment increased approximately 7%, or $7.9 million, during the same comparative periods.

Other operating revenues increased approximately $3.0 million, during the same comparative periods, while costs of other operating revenues increased approximately $2.6 million during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results Of Operations” section below.

Results of Operations

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares revenues and operating costs (excluding general and administrative expense, depreciation expense, and gain on asset dispositions, net) for the company’s vessel fleet and the related percentage of total revenue for the quarters and the six-month periods ended September 30, 2011 and 2010 and for the quarter ended June 30, 2011. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other operating revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2011	%	2010	%	2011	%	2010	%	2011	%

Revenues:
Vessel revenues:
Americas	$81,892	33%	95,033	36%	162,569	32%	189,132	36%	80,677	32%
Asia/Pacific	29,127	12%	42,665	16%	64,626	13%	85,292	16%	35,499	14%
Middle East/N. Africa	24,810	10%	22,943	9%	50,867	10%	44,094	8%	26,057	10%
Sub-Saharan Africa/Europe	112,583	45%	106,229	40%	223,665	44%	210,348	40%	111,082	44%

	248,412	99%	266,870	100%	501,727	99%	528,866	100%	253,315	99%
Other operating revenues	2,482	1%	230	<1%	3,774	<1%	759	<1%	1,292	1%

	$250,894	100%	267,100	100%	505,501	100%	529,625	100%	254,607	100%

Operating costs:
Vessel operating costs:
Crew costs	$78,364	31%	89,941	34%	159,488	32%	170,633	32%	81,124	32%
Repair and maintenance	27,149	11%	31,791	12%	49,209	10%	58,884	11%	22,060	9%
Insurance and loss reserves	5,374	2%	4,513	2%	10,671	2%	8,923	2%	5,297	2%
Fuel, lube and supplies	21,394	9%	16,437	6%	37,761	7%	31,358	6%	16,367	6%
Vessel operating leases	4,491	2%	4,490	2%	8,983	2%	8,980	2%	4,492	2%
Other	24,518	10%	22,720	9%	47,480	9%	45,697	9%	22,962	9%

	161,290	64%	169,892	64%	313,592	62%	324,475	61%	152,302	60%
Costs of other marine revenues	2,031	1%	203	<1%	3,262	1%	698	<1%	1,231	<1%

	$163,321	65%	170,095	64%	316,854	63%	325,173	61%	153,533	60%

The following table subdivides vessel operating costs presented above by the company’s segments and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2011 and 2010 and for the quarter ended June 30, 2011.

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2011	%	2010	%	2011	%	2010	%	2011	%

Vessel operating costs:
Americas:
Crew costs	$28,766	11%	33,774	13%	58,616	12%	66,379	13%	29,850	12%
Repair and maintenance	9,069	4%	13,751	5%	17,337	3%	27,389	5%	8,268	3%
Insurance and loss reserves	2,042	1%	1,836	1%	3,320	1%	3,575	1%	1,278	1%
Fuel, lube and supplies	5,388	2%	4,097	2%	9,174	2%	7,613	1%	3,786	1%
Vessel operating leases	910	<1%	1,048	<1%	1,821	<1%	2,096	<1%	911	<1%
Other	5,925	2%	5,781	2%	10,574	2%	13,706	3%	4,649	2%

	52,100	21%	60,287	23%	100,842	20%	120,758	23%	48,742	19%
Asia/Pacific:
Crew costs	$12,502	5%	18,434	7%	26,320	5%	33,669	6%	13,818	5%
Repair and maintenance	4,150	2%	6,664	2%	6,079	1%	11,411	2%	1,929	1%
Insurance and loss reserves	609	<1%	684	<1%	1,229	<1%	1,362	<1%	620	<1%
Fuel, lube and supplies	4,844	2%	4,935	2%	7,588	2%	8,366	2%	2,744	1%
Other	2,432	1%	2,170	1%	4,668	1%	4,047	1%	2,236	1%

	24,537	10%	32,887	12%	45,884	9%	58,855	11%	21,347	8%
Middle East/N. Africa:
Crew costs	$8,024	3%	6,963	3%	16,179	3%	12,162	2%	8,155	3%
Repair and maintenance	4,657	2%	2,167	1%	7,196	1%	4,049	1%	2,539	1%
Insurance and loss reserves	725	<1%	342	<1%	2,034	<1%	661	<1%	1,309	1%
Fuel, lube and supplies	2,925	1%	1,258	<1%	7,208	1%	3,684	1%	4,283	2%
Vessel operating leases	506	<1%	—	<1%	872	<1%	—	<1%	366	<1%
Other	2,182	1%	1,768	1%	4,396	1%	3,230	1%	2,214	1%

	19,019	8%	12,498	5%	37,885	7%	23,786	4%	18,866	7%
Sub-Saharan Africa/Europe:
Crew costs	$29,072	12%	30,770	12%	58,373	12%	58,423	11%	29,301	12%
Repair and maintenance	9,273	4%	9,209	3%	18,597	4%	16,035	3%	9,324	4%
Insurance and loss reserves	1,998	1%	1,651	1%	4,088	1%	3,325	1%	2,090	1%
Fuel, lube and supplies	8,237	3%	6,147	2%	13,791	3%	11,695	2%	5,554	2%
Vessel operating leases	3,075	1%	3,442	1%	6,290	1%	6,884	1%	3,215	1%
Other	13,979	6%	13,001	5%	27,842	6%	24,714	5%	13,863	5%

	65,634	26%	64,220	24%	128,981	26%	121,076	23%	63,347	25%

Total operating costs	$161,290	64%	169,892	64%	313,592	62%	324,475	61%	152,302	60%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2011 and 2010 and for the quarter ended June 30, 2011.

	Quarter Ended September 30,						Six Months Ended September 30,						Quarter Ended June 30,
(In thousands)	2011	%		2010	%		2011	%		2010	%		2011	%

Vessel operating profit:
Americas	$9,530	4%		13,050	5%		21,384	4%		24,670	5%		11,854	5%
Asia/Pacific	(4,776)	(2%	)	(627)	(<1%	)	494	<1%		6,854	1%		5,270	2%
Middle East/N. Africa	(996)	(<1%	)	5,257	2%		(968)	(<1%	)	9,806	2%		28	<1%
Sub-Saharan Africa/Europe	21,631	9%		18,596	7%		43,855	9%		43,535	8%		22,224	9%

	25,389	10%		36,276	14%		64,765	13%		84,865	16%		39,376	15%
Corporate expenses	(9,111)	(4%	)	(12,864)	(5%	)	(18,632)	(4%	)	(21,627)	(4%	)	(9,521)	(4%)
Goodwill impairment	(30,932)	(12%	)	—	—		(30,932)	(6%	)	—	—		—	—
Gain on asset dispositions, net	9,208	4%		3,638	1%		10,925	2%		9,196	2%		1,717	1%
Other operating expenses	(35)	(<1%	)	(158)	(<1%	)	(146)	(<1%	)	(275)	(<1%	)	(111)	(<1%)

Operating income (loss)	(5,481)	(2%	)	26,892	10%		25,980	5%		72,159	14%		31,461	12%

Foreign exchange gain (loss)	1,659	1%		(436)	(<1%	)	2,473	<1%		1,174	<1%		814	<1%
Equity in net earnings of unconsolidated companies	3,456	1%		2,785	1%		5,945	1%		5,475	1%		2,489	1%
Interest income and other, net	766	<1%		2,029	1%		1,956	<1%		2,407	<1%		1,190	<1%
Interest and other debt costs	(4,766)	(2%	)	(1,686)	(1%	)	(8,827)	(2%	)	(2,759)	(1%	)	(4,061)	(2%)

Earnings (loss) before income taxes	$(4,366)	(2%	)	29,584	11%		27,527	5%		78,456	15%		31,893	13%

Americas Segment Operations

Americas-based vessel revenues decreased approximately 14%, or $13.1 million and $26.6 million, respectively, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods in fiscal 2011, primarily due to a respective six and eight percentage point decrease in utilization rates and an approximate 9% and 8% decrease in average day rates, respectively, on the deepwater vessels operating in the Americas because of fewer vessels operating in the segment resulting from the transfer of deepwater vessels to other segments.

Total utilization rates for the Americas-based vessels increased six percentage points, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods in fiscal 2011; however, the increase is primarily a result of the sale of 26 older, stacked vessels from the Americas fleet during the comparative periods. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. As such, stacked vessels depressed utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. The company continues to stack and remove vessels that could not find attractive charter contracts from its Americas-based active fleet. At the beginning of fiscal 2012, the company had 39 Americas-based stacked vessels. During the first half of fiscal 2012, the company stacked four additional vessels and sold 14 vessels from the previously stacked vessel fleet, resulting in a total of 29 stacked Americas-based vessels as of September 30, 2011.

Vessel operating profit for the Americas-based vessels decreased approximately 27% and 13%, or $3.5 million and $3.3 million, respectively, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods during fiscal 2011, primarily due to lower revenues and higher general and administrative expenses. Declines in revenues were partially offset by 14% and 17%, or $8.2 million and $19.9 million, respectively, decrease in vessel operating costs (primarily crew costs and repair and maintenance costs) and a decrease in depreciation expense during the same comparative periods.

Depreciation expense decreased approximately 17% and 20%, or $2.0 million and $4.7 million, respectively, during the quarter and the six-month periods ended September 30, 2011, as compared to the same periods during fiscal 2011, because of the transfer of vessels to other segments and because of vessel sales. Crew costs decreased approximately 15% and 12%, or $5.0 million and $7.8 million, respectively, during the comparative periods, due to reductions in crew personnel at our U.S. GOM operations as a result of fewer vessels operating in the U.S. GOM market due to the continued aftereffects of the drilling moratorium and because the prior year included an allocated $2.1 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Repair and maintenance costs decreased approximately 34% and 37%, or $4.7 million and $10.1 million, respectively, during the same comparative periods, due to a fewer number of drydockings being performed during the comparative periods. General and administrative costs increased 6% and 7%, or $0.5 million and $1.4 million, respectively, during the same comparative periods, due to pay raises for the administrative personnel, higher professional services costs related to the Brazilian Customs and Brazilian State Tax Assessment claims as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements, and an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees).

Americas-based vessel revenues increased approximately 2%, or $1.2 million, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, due to the transfer of two deepwater vessels to the segment in mid-June 2011 and to an approximate 5% increase in average day rates on our towing supply/supply class of vessels due to stronger demand for this class of vessels in the Americas segment.

Vessel operating profit for the Americas-based vessels decreased approximately 20%, or $2.3 million, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, primarily due to an approximately 7%, or $3.4 million, increase in vessel operating costs (primarily repair and maintenance costs, insurance and loss reserves, fuel, lube and supplies costs and other vessel costs) and approximately 3%, or $0.3 million, higher depreciation expense.

Depreciation expense increased due to an increase in the number of vessels operating in the Americas, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, due to vessel transfers. Repair and maintenance costs increased approximately 10%, or $0.8 million, during the same comparative periods, due to a greater number of drydockings being performed during the current quarter as compared to the prior quarter. Fuel, lube and supply costs were higher by approximately 42%, or $1.6 million, during the comparative periods, due to vessels being mobilized to/within the Americas and an increase in the number of vessels operating in the Americas. Other vessel costs increased approximately 27%, or $1.3 million, during the comparative periods, primarily due to customs and taxation fees for the importation of equipment and penalties associated with the late deliveries of vessels to customers.

Asia/Pacific Segment Operations

Asia/Pacific-based vessel revenues decreased approximately 32% and 24%, or $13.5 million and $20.7 million, respectively, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods in fiscal 2011, due to a respective 10 and nine percentage point decrease in utilization rates and an approximate 7% and 2% decrease in average day rates, respectively, on the towing supply/supply class of vessels operating in this segment as a result of weaker demand for this class of vessel in this segment. Revenues also declined during the same comparative periods due to a respective two and nine percentage point decrease in utilization rates and an approximate 17% and 11% decrease in average day rates on the deepwater vessels operating in this segment.

The company also continues to stack and remove vessels that could not find attractive charter contracts from its Asia/Pacific-based active fleet. At the beginning of fiscal 2012, the company had 19 Asia/Pacific-based stacked vessels. During the first half of fiscal 2012, the company stacked two additional vessels and sold two vessels from the previously stacked vessel fleet, resulting in a total of 19 stacked Asia/Pacific-based vessels as of September 30, 2011.

Asia/Pacific-based vessel operating profit decreased approximately $4.1 million and $6.4 million, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods in fiscal 2011, primarily due to lower revenues and higher G&A costs. Declines in revenues were partially offset by an approximate 25% and 22%, or $8.4 million and $13.0 million, respectively, decrease in vessel operating costs (primarily crew costs and repair and maintenance costs) and also to a decrease in depreciation expense during the same comparative periods.

Crew costs decreased approximately 32% and 22%, or $5.9 million and $7.3 million, respectively, during the quarter and the six-month periods ended September 30, 2011, as compared to the same periods during fiscal 2011, due to reductions in crew personnel related to the transfer of deepwater vessels to other segments and because the prior year included an allocated $1.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Repair and maintenance costs decreased approximately 38% and 47%, or $2.5 million and $5.3 million, respectively, during the same comparative periods, due to a fewer number of drydockings being performed during the comparative periods. Depreciation expense decreased approximately 26% and 22%, or $1.8 million and $2.8 million, respectively, during the same comparative periods, primarily because of the transfer of deepwater vessels to other segments and because of vessel sales. General and administrative expenses increased approximately 21% and 22%, or $0.8 million and $1.5 million, respectively, due to pay raises for the administrative personnel, an increase in office and property costs, and an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees).

Asia/Pacific-based vessel revenues decreased approximately 18%, or $6.4 million, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, due to a 12 percentage point decrease in utilization rates and an approximate 4% decrease in average day rates on our deepwater vessels which together resulted in a $3.7 million decline in revenue, and a six percentage point decrease in utilization and an approximate 4% decrease in average day rates on the towing supply/supply class of vessels which together resulted in a $2.6 million decrease in revenue. Utilization and average day rates on the deepwater vessels decreased, during the comparative periods, because on a net basis, one deepwater vessel transferred out of the segment, while utilization and average day rates on the towing supply/supply class of vessels decreased due to a weaker demand for this class of vessels.

Vessel operating profit for the Asia/Pacific-based vessels decreased approximately $10.0 million, or 191%, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, due to lower revenues, approximately 15%, or $3.2 million, higher vessel operating costs (primarily repair and maintenance costs, and fuel, lube and supplies costs) and approximately 15%, or $0.6 million, higher general and administrative expenses.

Repair and maintenance costs increased approximately 115%, or $2.2 million, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, due to a greater number of drydockings being performed during the current quarter as compared to the prior quarter. Fuel, lube and supply costs were higher by approximately 77%, or $2.1 million, during the same comparative periods, due to vessel mobilizations. General and administrative expenses were higher, during the same comparative periods, due to an increase in professional service related costs and an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees).

Middle East/North Africa Segment Operations

Middle East/North Africa-based vessel revenues increased approximately 8% and 15%, or $1.9 million and $6.8 million, respectively, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods in fiscal 2011, primarily due to an approximate 8% and 7% increase in average day rates, respectively, on the deepwater vessels operating in this segment, which resulted in a $5.7 million and $8.9 million increase in deepwater vessel revenues, because two deepwater vessels were transferred in to the region from other segments during the comparative periods. Revenues on the towing supply/supply class of vessels decreased approximately $3.5 million and $2.0 million, during the same comparative periods, respectively, primarily due to a respective 22 and 15 point decrease in utilization rates resulting from delays with the acceptance of some vessels that are part of a package committed to charter hire contracts with Saudi Aramco.

The company also continues to stack and remove vessels that could not find attractive charter contracts from its Middle East/North Africa-based active fleet. At the beginning of fiscal 2012, the company had six Middle East/North Africa-based stacked vessels. During the first half of fiscal 2012, the company stacked two additional vessels and sold five vessels from the previously stacked vessel fleet, resulting in a total of three stacked Middle East/North Africa-based vessels as of September 30, 2011.

Middle East/North Africa-based vessel operating profit decreased approximately $6.3 million and $10.8 million, or 119% and 110% respectively, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods in fiscal 2011, primarily due to an approximate 52% and 59%, or $6.5 million and $14.1 million, respectively, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, fuel, lube and supplies costs, and vessel operating leases); an approximate 25% and 31%, or $0.8 million and $2.1 million, respectively, increase in depreciation expense; and an approximate 42% and 36%, or $0.8 million and $1.4 million, respectively, increase in general and administrative expenses.

Depreciation expense increased, during the quarter and the six-month periods ended September 30, 2011, as compared to the same periods during fiscal 2011, primarily because of the additional vessels transferred to the segment related to a nine vessel package committed to charter hire contracts with Saudi Aramco. Crew costs increased approximately 15% and 33%, or $1.1 million and $4.0 million, respectively, during the same comparative periods, due to an increase in crew personnel related to the addition of vessels to the segment. Repair and maintenance costs increased approximately $2.5 million and $3.1 million, or 115% and 78%, respectively, during the same comparative periods, due to an increase in the number of drydockings being performed. Fuel, lube and supply costs increased approximately $1.7 million and $3.5 million, or 133% and 96%, respectively, during the same comparative periods, due to an increase in the number of vessels operating in the segment and to vessel mobilizations. Vessel operating leases increased approximately $0.5 million and $0.8 million, during the same comparative periods, respectively, because one vessel operating under a lease arrangement transferred to the segment. General and administrative expenses increased, during the same comparative periods, due to an increase in administrative personnel, an increase in office and property costs, and an increase in costs associated with foreign assigned administrative employees.

Middle East/North Africa-based vessel revenues decreased approximately 5%, or $1.2 million, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, primarily due to an eight percentage point decrease in the utilization rates on our towing supply/supply vessels, which resulted in a $1.9 million decline in revenue during the comparative periods. Increases in revenues earned by the deepwater vessels partially offset the revenue declines incurred by the towing supply/supply vessels during the same comparative periods. Revenues on the Middle East/North Africa-based deepwater vessels increased approximately 10%, or $1.0 million, during the same comparative periods, due to a 15 percentage point increase in utilization rates, despite an approximate 4% decrease in average day rates for this class of vessel which resulted from the transfer of one deepwater vessel in mid-June 2011 to a different segment.

Vessel operating profit for the Middle East/North Africa-based vessels decreased approximately $1.0 million, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, primarily because of lower revenues.

Sub-Saharan Africa/Europe Segment Operations

Sub-Saharan Africa/Europe-based vessel revenues increased approximately 6%, or $6.4 million and $13.3 million, respectively, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods in fiscal 2011, primarily due to an increase in the number of deepwater vessels operating in the segment resulting from new vessel additions and vessels mobilizing into this segment. Deepwater vessel revenue also increased, during the same comparative periods, because of an approximate 7% and 6% increase in average day rates, respectively. Revenue increases generated by the deepwater vessels were partially offset by a decline in revenue experienced by the towing supply/supply class of vessels. Vessel revenue on the towing supply/supply vessels decreased approximately 13% and 10%, or $7.3 million and $11.1 million, respectively, during the same comparative periods, respectively, due to a seven and six percentage point decrease in utilization rates, respectively.

The company also continues to stack and remove vessels that could not find attractive charter contracts from its Sub-Saharan Africa/Europe-based active fleet. At the beginning of fiscal 2012, the company had 26 Sub-Saharan Africa/Europe-based stacked vessels. During the first half of fiscal 2012, the company stacked five additional vessels and sold four vessels from the previously stacked vessel fleet, resulting in a total of 27 stacked Sub-Saharan Africa/Europe-based vessels as of September 30, 2011.

Sub-Saharan Africa/Europe-based vessel operating profit increased approximately 16% and 1%, or $3.0 million and $0.3 million, respectively, during the quarter and the six-month periods ended September 30, 2011, respectively, as compared to the same periods in fiscal 2011, primarily due to higher revenues, which were partially offset by an approximate 2% and 7%, or $1.4 million and $7.9 million, respectively, increase in vessel operating costs (primarily repair and maintenance costs, fuel, lube and supplies costs and other vessel costs); an increase in depreciation expense; and an increase in general and administrative expenses during the same comparative periods.

Repair and maintenance costs, during the quarter ended September 30, 2011, were comparable to the costs incurred during the same period in fiscal 2011. Repair and maintenance costs increased approximately 16%, or $2.6 million, during the six-month period ended September 30, 2011, as compared to the same period in fiscal 2011, due to an increase in the number of drydockings being performed during the current period. Fuel, lube and supply costs were higher by approximately 34% and 18%, or $2.1 million during each period, respectively, during the same comparative periods, due to vessel mobilizations. Crew costs decreased approximately 6%, or $1.7 million, during the quarter ended September 30, 2011, as compared to the same period in fiscal 2011, because the prior year included an allocated $2.4 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Crew costs during the six months ended September 30, 2011 were comparable to the costs incurred during the same period in fiscal 2011.

Depreciation expense increased approximately 5% and 7%, or $0.6 million and $1.7 million, respectively, during the quarter and the six-month periods ended September 30, 2011, as compared to the same periods during fiscal 2011, primarily because of new vessel additions and vessels mobilizing into the segment during the comparative periods. General and administrative expenses increased 13% and 17%, or $1.3 million and $3.4 million, respectively, during the same comparative periods, due to pay raises for the administrative personnel, an increase in office and property costs (primarily office rent and information technology cost), an increase in travel costs, and an increase in costs associated with foreign assigned administrative employees.

Sub-Saharan Africa/Europe-based vessel revenues increased a modest 1%, or $1.5 million, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, primarily due to a seven percentage point increase in the utilization rates on the deepwater vessels and to an increase in the number of deepwater vessels operating in this segment. Revenue increases generated by the deepwater vessels were partially offset by declines in revenue experienced by the towing supply/supply and crewboat class of vessels. Revenue on the towing supply/supply class of vessels decreased approximately 7%, or $4.0 million, during the same comparative periods, due to a two percentage point decrease in utilization rates, an approximate 1% decrease in average day rates and because of fewer towing supply/supply vessels operating in the segment due to vessel transfers and sales. Revenues generated by crewboats decreased approximately 9%, or $1.3 million, during the same comparative periods, due to a six percentage point decrease in utilization rates and an approximate 5% decrease in average day rates.

Vessel operating profit for the Sub-Saharan Africa/Europe-based vessels decreased approximately 3%, or $0.6 million, during the quarter ended September 30, 2011 as compared to the quarter ended June 30, 2011, primarily due to an approximate 4%, or $2.3 million, increase in vessel operating costs (primarily fuel, lube and supplies costs). Fuel, lube and supply costs increased approximately 48%, or $2.7 million, during the same comparative periods, due to vessel mobilizations resulting from the addition of new vessels to the segment.

Other Items

Insurance and loss reserves expense increased approximately $1.7 million, or 20%, during the first half of fiscal 2012 as compared to the same period in fiscal 2011, due to lower premiums and favorable adjustments to loss reserves during fiscal 2011 resulting from good safety results and loss management efforts.

Gain on asset dispositions, net for the first half of fiscal 2012 increased approximately $2.0 million, or 22%, as compared to the same period in fiscal 2011, due to more vessel sales and lower impairment expense charged during the first half of fiscal 2012. Gain on asset dispositions, net was approximately $7.5 million, higher during the second quarter of fiscal 2012 as compared to the first quarter of fiscal 2012, due to a higher number of vessel sales and because the quarter ended September 30, 2011 incurred only $0.3 million in impairment charges as compared to $2.3 million during the quarter ended June 30, 2011. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period. The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the six-month periods ended September 30, 2011 and 2010, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except number of assets)	2011	2010	2011	2010

Amount of impairment incurred	$256	1,785	2,570	3,093
Combined fair value of assets incurring impairment	---	1,800	3,913	6,295

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such do not include vessels withdrawn from service (two vessels at September 30, 2011) or vessels owned by joint ventures (10 vessels at September 30, 2011). The following three tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and the six-month periods ended September 30, 2011 and 2010 and the quarter ended June 30, 2011.

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2011	2010	2011	2010	2011

REVENUES BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater vessels	$	36,639	49,635	73,044	100,937	36,405
Towing-supply/supply		36,648	37,631	72,334	72,689	35,686
Crew/utility		8,044	7,166	16,054	14,322	8,010
Offshore tugs		561	601	1,137	1,184	576
Total	$	81,892	95,033	162,569	189,132	80,677
Asia/Pacific fleet:
Deepwater vessels	$	12,264	17,957	28,193	37,073	15,929
Towing-supply/supply		15,870	23,595	34,314	46,005	18,444
Crew/utility		144	246	387	489	243
Offshore tugs		850	867	1,733	1,725	883
Total	$	29,127	42,665	64,626	85,292	35,499
Middle East/N. Africa fleet:
Deepwater vessels	$	11,782	6,035	22,533	13,589	10,751
Towing-supply/supply		11,616	15,165	25,090	27,068	13,474
Offshore tugs		1,411	1,743	3,243	3,437	1,832
Total	$	24,810	22,943	50,867	44,094	26,057
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$	45,605	31,238	84,111	59,909	38,506
Towing-supply/supply		49,338	56,596	102,641	113,693	53,303
Crew/utility		12,734	12,829	26,747	24,972	14,013
Offshore tugs		4,906	5,566	10,166	11,774	5,260
Total	$	112,583	106,229	223,665	210,348	111,082
Worldwide fleet:
Deepwater vessels	$	106,290	104,865	207,881	211,508	101,591
Towing-supply/supply		113,472	132,987	234,379	259,455	120,907
Crew/utility		20,922	20,241	43,188	39,783	22,266
Offshore tugs		7,728	8,777	16,279	18,120	8,551
Total	$	248,412	266,870	501,727	528,866	253,315

UTILIZATION:
Americas fleet:
Deepwater vessels		73.5%	79.2	72.2	79.8	70.8
Towing-supply/supply		46.9	42.7	45.0	40.9	43.3
Crew/utility		80.2	53.5	82.7	50.8	85.3
Offshore tugs		19.3	17.0	19.6	16.9	20.0
Total		56.8%	50.8	55.5	49.3	54.3
Asia/Pacific fleet:
Deepwater vessels		59.6%	61.2	65.5	74.1	71.1
Towing-supply/supply		36.3	46.5	39.3	48.0	42.5
Crew/utility		58.7	100.0	79.2	100.0	100.0
Offshore tugs		100.0	100.0	100.0	100.0	100.0
Total		42.8%	51.6	46.8	55.4	51.1
Middle East/N. Africa fleet:
Deepwater vessels		91.6%	87.9	83.7	88.2	76.3
Towing-supply/supply		49.7	71.7	53.8	68.4	57.6
Offshore tugs		50.0	60.0	56.6	59.8	63.2
Total		57.4%	71.8	59.6	69.7	61.6
Sub-Saharan Africa/Europe fleet:
Deepwater vessels		88.1%	87.4	85.0	86.7	81.6
Towing-supply/supply		55.8	62.6	56.9	62.9	57.9
Crew/utility		85.6	85.9	88.3	83.6	91.1
Offshore tugs		60.8	66.1	61.4	70.3	62.0
Total		69.2%	71.9	69.6	71.8	70.1
Worldwide fleet:
Deepwater vessels		79.3%	78.9	77.5	81.6	75.7
Towing-supply/supply		48.6	54.6	49.7	53.8	50.7
Crew/utility		83.4	73.9	86.4	71.2	89.5
Offshore tugs		51.4	55.1	53.4	57.2	55.4
Total		60.2%	61.8	60.9	61.5	61.5

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2011	2010	2011	2010	2011

AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater vessels	$	24,863	27,238	25,587	27,652	26,360
Towing-supply/supply		14,786	13,603	14,404	13,308	14,031
Crew/utility		6,414	6,183	6,214	6,233	6,024
Offshore tugs		6,318	6,383	6,325	6,364	6,332
Total	$	15,466	16,268	15,279	16,310	15,094
Asia/Pacific fleet:
Deepwater vessels	$	20,619	24,933	21,073	23,585	21,436
Towing-supply/supply		11,974	12,917	12,261	12,514	12,519
Crew/utility		2,671	2,670	2,670	2,670	2,670
Offshore tugs		9,236	9,426	9,471	9,426	9,709
Total	$	14,098	15,623	14,476	15,193	14,801
Middle East/N. Africa fleet:
Deepwater vessels	$	17,466	16,232	17,784	16,639	18,147
Towing-supply/supply		8,513	7,522	8,079	7,468	7,738
Offshore tugs		5,117	5,262	5,220	5,234	5,302
Total	$	10,716	8,438	10,185	8,650	9,726
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$	20,375	19,044	20,386	19,161	20,399
Towing-supply/supply		12,665	11,784	12,741	12,041	12,812
Crew/utility		4,369	4,283	4,476	4,274	4,577
Offshore tugs		6,751	6,541	6,932	6,534	7,110
Total	$	11,518	10,324	11,397	10,406	11,278
Worldwide fleet:
Deepwater vessels	$	21,338	23,024	21,687	23,077	22,065
Towing-supply/supply		12,519	11,653	12,347	11,685	12,190
Crew/utility		4,955	4,767	4,962	4,779	4,968
Offshore tugs		6,531	6,415	6,643	6,408	6,748
Total	$	12,771	12,366	12,631	12,437	12,496

The following three tables compare vessel day-based utilization percentages, average day rates and the number of active vessels (excludes stacked vessels) for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters and the six-month periods ended September 30, 2011 and 2010 and for the quarter ended June 30, 2011.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2011	2010	2011	2010	2011

UTILIZATION:
Americas fleet:
New vessels	85.6%	84.7	86.2	83.4	86.8
Traditional vessels	36.2	31.1	35.6	30.1	35.1
Total	56.8%	50.8	55.5	49.3	54.3
Asia/Pacific fleet:
New vessels	69.8%	69.7	75.1	77.8	80.8
Traditional vessels	8.2	34.0	12.6	35.8	16.8
Total	42.8%	51.6	46.8	55.4	51.1
Middle East/N. Africa fleet:
New vessels	58.6%	87.7	63.7	79.9	69.1
Traditional vessels	55.9	63.4	55.0	64.8	54.3
Total	57.4%	71.8	59.6	69.7	61.6
Sub-Saharan Africa/Europe fleet:
New vessels	86.8%	89.8	87.4	89.0	88.0
Traditional vessels	33.7	41.6	33.7	43.4	33.8
Total	69.2%	71.9	69.6	71.8	70.1
Worldwide fleet:
New vessels	80.5%	85.3	82.4	85.3	84.4
Traditional vessels	33.5	39.2	34.2	39.7	34.8
Total	60.2%	61.8	60.9	61.5	61.5

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2011	2010	2011	2010	2011

AVERAGE VESSEL DAY RATES:
Americas fleet:
New vessels	$	19,469	20,073	19,166	20,159	18,849
Traditional vessels		8,650	10,246	9,142	10,331	9,958
Total	$	15,466	16,268	15,279	16,310	15,094
Asia/Pacific fleet:
New vessels	$	15,028	20,235	15,902	19,866	16,716
Traditional vessels		3,953	6,361	4,143	6,339	4,232
Total	$	14,098	15,623	14,476	15,193	14,801
Middle East/N. Africa fleet:
New vessels	$	13,562	10,983	13,002	11,975	12,496
Traditional vessels		6,759	6,591	6,483	6,716	6,259
Total	$	10,716	8,438	10,185	8,650	9,726
Sub-Saharan Africa/Europe fleet:
New vessels	$	12,134	11,164	12,020	11,329	11,907
Traditional vessels		8,313	7,268	8,141	7,295	7,970
Total	$	11,518	10,324	11,397	10,406	11,278
Worldwide fleet:
New vessels	$	14,291	14,463	14,190	14,694	14,091
Traditional vessels		7,970	7,964	7,979	7,998	7,987
Total	$	12,771	12,366	12,631	12,437	12,496

AVERAGE VESSEL COUNT (EXCLUDING STACKED VESSELS):
Americas fleet:
New vessels		41	45	40	45	39
Traditional vessels		26	33	29	37	30
Total		67	78	69	82	69
Asia/Pacific fleet:
New vessels		30	29	29	26	27
Traditional vessels		3	14	3	15	4
Total		33	43	32	41	31
Middle East/N. Africa fleet:
New vessels		25	15	24	13	24
Traditional vessels		13	22	16	23	17
Total		38	37	40	36	41
Sub-Saharan Africa/Europe fleet:
New vessels		102	97	103	96	104
Traditional vessels		23	32	24	34	23
Total		125	129	127	130	127
Worldwide fleet:
New vessels		198	186	196	180	194
Traditional vessels		65	101	72	109	74
Total		263	287	268	289	268

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the six-month periods ended September 30, 2011 and 2010 and for the quarter ended June 30, 2011.

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2011	2010	2011	2010	2011

Americas fleet:
Deepwater vessels	22	25	22	25	21
Towing-supply/supply	57	70	61	73	65
Crew/utility	17	23	17	25	17
Offshore tugs	5	6	5	6	5
Total	101	124	105	129	108
Less stacked vessels	34	46	36	47	39
Active vessels	67	78	69	82	69
Asia/Pacific fleet:
Deepwater vessels	11	13	11	11	11
Towing-supply/supply	40	43	39	42	38
Crew/utility	1	1	1	1	1
Offshore tugs	1	1	1	1	1
Total	53	58	52	55	51
Less stacked vessels	20	15	20	14	20
Active vessels	33	43	32	41	31
Middle East/N. Africa fleet:
Deepwater vessels	8	5	8	5	9
Towing-supply/supply	30	31	32	29	33
Offshore tugs	6	6	6	6	6
Total	44	42	46	40	48
Less stacked vessels	6	5	6	4	7
Active vessels	38	37	40	36	41
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	27	20	27	20	26
Towing-supply/supply	76	83	77	82	79
Crew/utility	37	38	37	38	37
Offshore tugs	13	14	13	14	13
Total	153	155	154	154	155
Less stacked vessel	28	26	27	24	28
Active vessels	125	129	127	130	127
Active owned or chartered vessels	263	287	268	289	268
Stacked vessels	88	92	89	89	94
Total owned or chartered vessels	351	379	357	378	362
Vessels withdrawn from service	2	6	3	6	4
Joint-venture and other	10	10	10	10	10
Total	363	395	370	394	376

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 78, 94 and 98 actual stacked vessels at September 30, 2011 and 2010 and at June 30, 2011, respectively.

Vessels withdrawn from service represent those vessels that are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2011 and March 31, 2011:

	September 30, 2011		March 31, 2011

	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)

Vessels in active service	248	$2,370,613	262	$2,265,042
Stacked vessels	78	39,862	90	40,224
Vessels withdrawn from service	2	633	4	673
Marine equipment and other assets under construction		335,342		358,294
Other property and equipment		42,358		37,547

Totals	328	$2,788,808	356	$2,701,780

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

During the first half of fiscal 2012, the company disposed of 36 vessels, including 28 anchor handling towing supply vessels, six platform supply vessels, one crewboat and one offshore tug. Fifteen of the 36 vessels were disposed from the Americas fleet, three vessels were disposed from the Asia/Pacific fleet, 11 vessels were disposed from the Middle East/North Africa fleet and five vessels were disposed from the Sub-Saharan Africa/Europe fleet. The remaining two vessels were disposed of from vessels previously withdrawn from service.

During fiscal 2011, the company disposed of 46 vessels, including 25 anchor handling towing supply vessels, six platform supply vessels, 12 crewboats, one offshore tug vessel and two utility vessels. Twenty-six of the 46 vessels disposed of were from the Americas vessel fleet, seven vessels were from the Asia/Pacific fleet, two vessels were from the Middle East/North Africa fleet and seven vessels were from the Sub-Saharan Africa/Europe fleet. The remaining four vessels were disposed of from vessels previously withdrawn from service.

Vessel Deliveries and Acquisitions

During the first half of fiscal 2012, the company took delivery of six newly-built vessels and acquired two vessels from a third party. Two of the newly-built vessels are towing supply/supply class anchor handling towing supply vessels and the other four are deepwater class platform supply vessels. The anchor handling towing supply vessels were constructed at two different international shipyards for approximately $35.2 million and have between 5,150 and 8,200 brake horse power (BHP). One of the deepwater platform supply vessels measures 290-feet and was constructed at an international shipyard for approximately $28.1 million. The other three deepwater, platform supply vessels measure 286-feet and were constructed at the same international shipyard for approximately $85.1 million. The company also acquired a 250-foot deepwater, platform supply vessel for a total cost of $22.3 million and a towing supply/supply class anchor handling towing supply vessel for a total cost of $11.5 million.

During fiscal 2011, the company took delivery of seven newly-built vessels and acquired 22 vessels from third parties. Of the seven newly-built vessels added to the fleet, three were anchor handling towing supply vessels, three were platform supply vessels and one was a fast, crew/supply boat. The anchor handling towing supply vessels were constructed at two different international shipyards for a total aggregate cost of $62.1 million and varied in size from 5,150 to 13,570 BHP. The three deepwater, platform supply vessels (one 230-foot and two 240-feet) were constructed for a total aggregate cost of $58.0 million and were built by two different international shipyards. The remaining vessel was constructed at an international shipyard for a total cost of $9.4 million and is a 175-foot fast supply boat. Of the 22 acquired vessels added to the fleet during fiscal 2011, 19 were anchor handling towing supply vessels (twelve 5,150 BHP, two 8,000 BHP and five 9,500 BHP)

and three deepwater, platform supply vessels (one 230-foot, one 240-foot and one 250-foot). The company acquired the 22 vessels for a total aggregate cost of $365.6 million.

Vessel Commitments at September 30, 2011

At September 30, 2011, the company had six anchor handling towing supply vessels under construction, varying in size from 5,150 to 8,200 BHP, for a total aggregate investment of approximately $107.3 million. Two different international shipyards are constructing the vessels. Scheduled deliveries for two of the six vessels began in October 2011. The remaining four vessels are expected to be delivered beginning in November 2011 with the last vessel scheduled for delivery in April 2012. As of September 30, 2011, the company had invested $86.8 million for the construction of these six vessels.

The company is also committed to the construction of four 265-foot, one 266-foot, eight 286-foot and two 300-foot deepwater platform supply vessels and two 215-foot towing supply/supply class platform supply vessels for a total aggregate investment of approximately $530.9 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 266-foot deepwater class vessel. One international shipyard is constructing the two 215-foot vessels. A different international shipyard is constructing the four 265-foot deepwater vessels, and a third international shipyard is constructing the eight 286-foot deepwater vessels. One U.S. shipyard is constructing the two 300-foot deepwater platform supply vessels. The two 215-foot towing supply/supply class platform supply vessels are scheduled for delivery in April and June of 2013. The four 265-foot deepwater class vessels are expected to be delivered to the market beginning in January 2013, with final delivery of the fourth vessel in July 2013. The 266-foot deepwater class vessel is expected to be delivered in late October 2011. The eight 286-foot deepwater class vessels are expected to be delivered beginning in December 2011 with final delivery of the last 286-foot vessel scheduled for October of 2012. The two 300-foot deepwater class vessels are scheduled for delivery in October 2012 and April 2013. As of September 30, 2011, $207.7 million was invested for the construction of these 17 vessels.

The company is also committed to the construction of one 175-foot, fast supply boat and four water jet crewboats for a cost of approximately $22.1 million. Two separate international shipyards are constructing these vessels. The company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The four water jet crewboats are expected to be delivered in December 2012 and February, April and June of 2013. As of September 30, 2011, the company expended $10.8 million for the construction of these vessels.

At September 30, 2011, the company also had agreed to purchase 10 anchor handling towing supply vessels and two platform supply vessels. The aggregate approximate purchase price for these twelve vessels is $174.7 million. The company took possession of two of the 10 anchor handling towing supply vessels in October 2011 for a total cost of $23.7 million. These two acquired vessels are 5,150 BHP anchor handling towing supply vessels. The company will acquire the remaining eight anchor handling towing supply vessels (six of which have 5,150 BHP and two of which have 9,000 BHP), for a total aggregate cost of $113.0 million at various times during the remaining months of fiscal 2012. The company plans to take possession of the two platform supply vessels, which have 3,500 deadweight tons of cargo capacity, in February and April of 2012 for a total aggregate cost of $38.0 million. As of September 30, 2011, the company had invested $27.1 million for the acquisition of these 12 vessels.

Vessel Commitments Summary at September 30, 2011

The table below summarizes the various vessel commitments by vessel class and type at September 30, 2011:

	Non-U.S. Built				U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Invested Through 09/30/11	Remaining Balance 09/30/11	Number of Vessels	Total Cost	Invested Through 09/30/11	Remaining Balance 09/30/11
In thousands, except number of vessels:
Deepwater vessels:
Anchor handling towing supply	---	---	---	---	---	---	---	---
Platform supply vessels	14	$382,359	151,574	230,785	3	137,003	54,491	82,512
Towing-supply/supply vessels:
Anchor handling towing supply	16	243,948	106,373	137,575	---	---	---	---
Platform supply vessels	2	49,586	9,098	40,488	---	---	---	---
Crewboats	5	22,128	10,776	11,352	---	---	---	---

Totals	37	$698,021	277,821	420,200	3	137,003	54,491	82,512

The table below summarizes by vessel class and vessel type and the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended

Vessel class and type	12/11	03/12	06/12	09/12	12/12	Thereafter

Deepwater vessels:
Anchor handling towing supply	---	---	---	---	---	---
Platform supply vessels	3	2	4	1	2	5
Towing-supply/supply vessels:
Anchor handling towing supply	13	2	1	---	---	---
Platform supply vessels	---	---	---	---	---	2
Crewboats	---	---	---	---	2	3

Totals	16	4	5	1	4	10

(In thousands)
Expected quarterly cash outlay	$210,782	95,426	75,867	23,180	51,284	46,173	(A)

(A)	The $46,173 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $14,021 in the remaining quarter of fiscal 2013 and $32,152 during fiscal 2014.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, various leasing arrangements, and funds provided by the sale of senior unsecured notes. The company has approximately $502.7 million of remaining capital commitments on the 28 vessels currently under construction and the 12 vessel purchase commitments at September 30, 2011.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2011 and 2010 and for the quarter ended June 30, 2011 are as follows:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,

(In thousands)	2011	%	2010	%	2011	%	2010	%	2011	%

Personnel	$21,655	9%	20,256	8%	44,023	9%	39,392	7%	22,379	9%
Office and property	5,818	2%	5,327	2%	11,565	2%	10,232	2%	5,735	2%
Sales and marketing	2,243	1%	2,111	1%	4,401	1%	4,160	1%	2,158	1%
Professional services	5,653	2%	4,301	2%	10,596	2%	9,354	2%	4,944	2%
Other	2,404	1%	5,924	2%	4,769	1%	7,556	1%	2,365	1%

	$37,773	15%	37,919	14%	75,354	15%	70,694	13%	37,581	15%

Although general and administrative expenses during the quarter ended September 30, 2011 were comparable to the expenses incurred during the same period in fiscal 2011, current period expenses include higher personnel costs due to pay raises for administrative personnel; higher accruals for incentive bonuses; an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees); higher legal fees associated with various legal matters as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements and “Other Liquidity Matters” below; and higher office and property expenses (primarily office rent and information technology costs) than the same period during fiscal 2011. In addition, “other” general and administrative expenses, during the quarter ended September 30, 2011, were lower, than the same period during fiscal 2011, because the prior period included a $4.4 million settlement with the Department of Justice, as previously disclosed.

General and administrative expenses were higher by approximately 7%, or $4.7 million, during the six-month period ended September 30, 2011, as compared to the same period in fiscal 2011, primarily due to pay raises for administrative personnel; higher accruals for incentive bonuses; an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees); higher legal fees associated with various legal matters as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements and “Other Liquidity Matters” below; and higher office and property expenses (primarily office rent and information technology costs). In addition, “other” general and administrative expenses, during the six-month period ended September 30, 2011, were lower, than the same period during fiscal 2011, because the prior period included a $4.4 million settlement with the Department of Justice.

General and administrative expenses during the current quarter were comparable to the expenses incurred during the quarter ended June 30, 2011.

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

There were no borrowings outstanding under available credit facilities at September 30, 2011, and the full $575.0 million of such credit facilities was available at September 30, 2011 for future financing needs.

August 2011 Senior Notes. On August 15, 2011, the company issued $165.0 million of senior unsecured notes to a group of institutional investors. A summary of the aggregate amount of senior unsecured notes outstanding at September 30, 2011, that were issued to a group of institutional investors in August 2011, are as follows:

(In thousands, except weighted average data)	September 30, 2011

Aggregate debt outstanding	$165,000
Weighted average remaining life in years	9.1
Weighted average coupon rate on notes outstanding	4.42%
Fair value of debt outstanding	173,272

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. On October 15, 2010, the company completed the sale of $310.0 million of senior unsecured notes, and the sale of an additional $115.0 million of the notes was completed on December 30, 2010. A summary of the aggregate amount of senior unsecured notes outstanding at September 30, 2011 and March 31, 2011, that were issued to a group of institutional investors in September 2010, are as follows:

(In thousands, except weighted average data)	September 30, 2011	March 31, 2011

Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	8.1	8.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	445,828	404,352

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2011 and March 31, 2011, is an after-tax loss of $3.5 million ($5.5 million pre-tax), and $3.8 million ($5.8 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300.0 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes outstanding at September 30, 2011 and March 31, 2011 that were issued in July 2003 are as follows:

(In thousands, except weighted average data)	September 30, 2011	March 31, 2011

Aggregate debt outstanding	$235,000	275,000
Weighted average remaining life in years	1.9	2.1
Weighted average coupon rate on notes outstanding	4.43%	4.39%
Fair value of debt outstanding	244,104	285,478

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Notes totaling $40.0 million matured in July 2011 but were not classified as current maturities of long-term debt because the company had the ability to fund this maturity with its credit facility. Notes totaling $60.0 million will mature in July 2012 but are not classified as current maturities of long-term debt because the company has the ability, if necessary, to fund this maturity with its credit facility.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter and the six-month periods ended September 30, 2011 and 2010 are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,

(In thousands)	2011	2010	2011	2010

Interest and debt costs incurred, net of interest capitalized	$4,766	1,686	8,827	2,759
Interest costs capitalized	4,188	3,316	8,598	6,958

Total interest and debt costs	$8,954	5,002	17,425	9,717

Total interest and debt costs incurred during the quarter and the six-month periods ended September 30, 2011 were higher than the same period in fiscal 2011 because of an increase in interest expense related to the issuance of $165.0 million senior notes during the quarter ended September 30, 2011 and the issuance of $425.0 million senior notes during the quarter ended December 31, 2010 as discussed above.

Share Repurchases

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is in effect through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At September 30, 2011, the entire $200.0 million authorization remains available to repurchase shares under the May 2011 share repurchase program.

In July 2009, the Board of Directors had previously authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The authorization of the July 2009 repurchase program ended in May 2011.

The value of common stock repurchased, along with number of shares repurchased and average price paid per share are as follows:

	Quarter Ended September 30,			Six Months Ended September 30,

(In thousands, except share and per share data)	2011		2010	2011	2010

Value of common stock repurchased	$	---	---	---	20,000
Shares of common stock repurchased		---	---	---	486,800
Average price paid per common share	$	---	---	---	41.06

Dividends

The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30, 2011 and 2010, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

	Quarter Ended September 30,		Six Months Ended September 30,

(In thousands, except dividend per share)	2011	2010	2011	2010

Dividends declared	$12,975	12,849	25,944	25,792
Dividend per share	0.25	0.25	0.50	0.50

Operating Activities

Net cash provided by operating activities for any period fluctuates according to the level of business activity for the applicable period. For the six months ended September 30, 2011, net cash from operating activities was $87.2 million compared to $153.4 million as of September 30, 2010. Significant components of cash provided by operating activities for the six months ended September 30, 2011, include net earnings of $19.7 million, adjusted for non-cash items of $71.9 million and changes in working capital balances of $4.4 million.

Significant components of cash provided by operating activities for the six months ended September 30, 2010, include net earnings of $59.2 million, adjusted for non-cash items of $65.2 million and changes in working capital balances of $29.0 million.

Investing Activities

Investing activities for the six months ended September 30, 2011, used $130.4 million of cash, which is attributed to $155.0 million of additions to properties and equipment partially offset by $24.6 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $13.9 million in capitalized major repair costs, $138.9 million for the construction and purchase of offshore marine vessels, and $2.2 million in other properties and equipment purchases.

Investing activities for the quarter ended September 30, 2010, used $364.9 million of cash, which is attributed to $391.4 million of additions to properties and equipment partially offset by $18.4 million in proceeds from the sales of assets and $8.1 million in proceeds from insurance settlements. Additions to properties and equipment were comprised of approximately $7.2 million in capitalized major repair costs, $380.6 million for the construction and purchase of offshore marine vessels, and $3.6 million in other properties and equipment purchases.

Financing Activities

Financing activities for the six months ended September 30, 2011, provided $99.7 million of cash, which included $165.0 million of privately placed unsecured debt borrowings, $0.7 million of proceeds from the issuance of common stock resulting from stock option exercises, and $0.1 million tax benefit on stock options exercised during the quarter. Proceeds were partially offset by $40.0 million used to repay debt and $25.9 million used for the quarterly payment of common stock dividends of $0.25 per common share, and $0.2 million of debt issuance costs.

Financing activities for the six months ended September 30, 2010, provided $40.2 million of cash, which included $165.0 million of credit facility borrowings, $2.0 million of proceeds from the issuance of common stock from stock option exercises and $0.2 million tax benefit on stock options exercised during the period. Proceeds were partially offset by $75.0 million used to repay debt, $25.8 million used for the quarterly payment of common stock dividends of $0.25 per common share, $20.0 million used to repurchase the company’s common stock, and $6.2 million of costs associated with the interest rate swap derivative issued in connection to the issuance of the company’s September 2010 senior notes as disclosed above.

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

At September 30, 2011, the company had approximately $302.2 million of cash and cash equivalents. In addition, there were no borrowings outstanding under available credit facilities at September 30, 2011, and the full $575.0 million of such credit facilities were available at September 30, 2011 for future financing needs.

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

Merchant Navy Officers Pension Fund. A current subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $7.5 million at September 30, 2011 and $9.6 million at March 31, 2011, all of which has been accrued. Payments totaling $2.0 million were made into the fund during the quarter ended September 30, 2011. During the quarter ended September 30, 2010, the company recorded an additional liability of $6.0 million and made payments totaling $0.9 million into the fund. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns as reflected in a preliminary future actuarial valuation, or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. This means that the company is either required to pay the outstanding deficit contribution of approximately $7.5 million at September 30, 2011 immediately or to provide security in a form to be agreed by the Trustee. In discussions with the Trustee, the company was advised that pursuant to the Trustee’s broad discretion, it was reviewing the installment option for all participating employers and that any agreement for payments to be made by installments must be supported by security. The company has objected to that decision. In the interim, the company continues its historical practice to pay the installments as and when they fall due.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines amounting to approximately $98.7 million. The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ended December 2009. Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying law, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Office. The company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has not paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. The company believes that the ultimate resolution will not have a material effect on the consolidated financial statements.

Potential for Future Brazilian State Tax Assessment. The company is aware that a Brazilian state in which the company has operations has notified two of the company’s competitors that they are liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels that such competitors operate within the coastal waters of such state pursuant to charter agreements. The import tax being asserted is equal to a percentage (which could be as high as 16% for vessels entering that state’s waters prior to December 31, 2010 and 3% thereafter) of the affected vessels’ declared values. The company understands that the two companies involved are contesting the assessment through administrative proceedings before the taxing authority.

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors) have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim was asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations through the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment and according to the Brazilian tax counsel chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing a vessel to start a new charter in Brazil, the company filed a suit on August 22, 2011 against the Brazilian state and judicially deposited the respective state tax for this newly imported vessel. As of September 30, 2011, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the company’s consolidated contractual obligations as of September 30, 2011 for the remaining months of fiscal 2012, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2011. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

(In thousands)		Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	More Than 5 Years
August 2011 Senior Notes	$165,000	---	---	---	---	---	165,000
August 2011 Senior Notes Interest	64,587	3,650	7,301	7,301	7,301	7,301	31,733
September 2010 Senior Notes	$425,000	---	---	---	---	42,500	382,500
September 2010 Senior Notes Interest	149,859	9,021	18,041	18,041	18,042	17,693	69,021
July 2003 Senior Notes	235,000	---	60,000	140,000	---	35,000	---
July 2003 Senior Notes Interest	19,736	5,208	8,692	3,685	1,613	538	---
Vessel purchase obligations	147,594	132,669	14,925	---	---	---	---
Vessel construction obligations	355,118	173,539	149,427	32,152	---	---	---
Total obligations	$1,561,894	324,087	258,386	201,179	26,956	103,032	648,254

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

Future Minimum Lease Payments

As of September 30, 2011, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
Remaining nine months of 2012	$5,351	3,462	8,813
2013	10,702	6,924	17,626
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
2016	---	2,304	2,304
Thereafter	---	---	---
Total future lease payments	$29,592	24,839	54,431

For the quarter and the six-month periods ended September 30, 2011 and 2010, the company expensed approximately $4.5 million and $9.0 million, respectively, on all of its bareboat charter arrangements.

Goodwill

For information regarding the $30.9 million non-cash goodwill impairment recorded during the quarter ended September 30, 2011, please refer to Note (11) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide and, until the calendar year 2008-2009 global recession, the price of steel had increased dramatically due to increased worldwide demand for the metal. The price of steel continues to be high by historical standards. Although prices eased with the reduced global demand for steel in recent years, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. Steel consumption increased during calendar year 2010 and into the first half of calendar 2011 but is expected to wane if the economic recovery loses momentum. If the price of steel declines, the cost of new vessels will result in lower capital expenditures and depreciation expenses which will increase the company’s future operating profits, unless day rates decrease commensurately.

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165.0 million of senior unsecured notes to a group of institutional investors. The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years, and have a weighted average life to maturity of approximately 9.1 years as of September 30, 2011. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The weighted average coupon rate on the notes is 4.42%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. The fair value of this debt at September 30, 2011 was estimated to be $173.3 million.

Because the debt outstanding at September 30, 2011 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at September 30, 2011 of approximately $12.3 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at September 30, 2011 of approximately $13.4 million.

September 2010 Senior Notes

At September 30, 2011, the company had $425.0 million outstanding of senior unsecured notes that were issued to a group of institutional investors in September 2010. On October 15, 2010, the company completed the sale of $310.0 million of these notes, and the sale of an additional $115.0 million of the notes was completed on December 30, 2010. The multiple series of notes were originally issued with maturities ranging from five to 12 years, and have a weighted average life to maturity of approximately 8.1 years as of September 30, 2011. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The weighted average coupon rate on the notes is 4.25%. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%. The fair value of this debt at September 30, 2011 was estimated to be $445.8 million.

Because the debt outstanding at September 30, 2011 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at September 30, 2011 of approximately $29.0 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at September 30, 2011 of approximately $31.6 million.

July 2003 Senior Notes

At September 30, 2011, the company had $235.0 million outstanding of senior unsecured notes that were issued in July 2003. The multiple series of notes were originally issued with maturities ranging from seven to 12 years, and had a weighted average remaining life of 1.9 years as of September 30, 2011. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The weighted average coupon rate on the notes outstanding is 4.43%. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%. The fair value of this debt at September 30, 2011 was estimated to be $244.1 million.

Because the debt outstanding at September 30, 2011 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. A 100 basis-point increase in market interest rates would result in a decrease in the estimated fair value of this debt at September 30, 2011 of approximately $4.3 million. A 100 basis-point decrease in market interest rates would result in an increase in the estimated fair value of this debt at September 30, 2011 of approximately $4.4 million.

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

Derivatives

The company had two foreign exchange spot contracts outstanding at September 30, 2011, which totaled an aggregate notional value of $1.5 million. The two spot contracts settled by October 3, 2011. The company had nine foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011.

At September 30, 2011, the company had two British pound forward contracts outstanding totaling $7.7 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (6) to Notes to Unaudited Condensed Consolidated Financial Statements and elsewhere in this document. The forward contracts have expiration dates between March 2012 and June 2012. The combined change in fair value of the forward contracts was approximately $0.1 million, which was recorded as a foreign exchange gain during the six months ended September 30, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Other

Due to the company’s global operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our non-U.S. contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

No amounts were expended from inception of the May 2011 authorized program through September 30, 2011, and the $200.0 million authorization remains available to repurchase shares under the May 2011 share repurchase program at September 30, 2011.

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

TIDEWATER INC.
(Registrant)

Date: November 4, 2011	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: November 4, 2011	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: November 4, 2011	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*  Filed herewith

+ Indicates a management contract or compensatory plan or arrangement.