Form 10-Q
period 2011-12-31
TIDEWATER INC
filed 2012-02-03
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

51,162,747 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 20, 2012. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and par value data)

	December 31,	March 31,
ASSETS	2011	2011
Current assets:
Cash and cash equivalents	$188,347	245,720
Trade and other receivables, net	287,081	272,467
Marine operating supplies	52,488	50,748
Other current assets	10,455	10,212
Total current assets	538,371	579,147
Investments in, at equity, and advances to unconsolidated companies	43,348	39,044
Properties and equipment:
Vessels and related equipment	3,977,687	3,910,430
Other properties and equipment	93,889	85,589
	4,071,576	3,996,019
Less accumulated depreciation and amortization	1,190,883	1,294,239
Net properties and equipment	2,880,693	2,701,780
Goodwill	297,822	328,754
Other assets	117,633	99,391
Total assets	$3,877,867	3,748,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	50,712	45,177
Accrued expenses	129,540	120,869
Accrued property and liability losses	3,787	3,846
Other current liabilities	22,740	13,697
Total current liabilities	206,779	183,589
Long-term debt	825,000	700,000
Deferred income taxes	213,520	216,735
Accrued property and liability losses	6,639	5,327
Other liabilities and deferred credits	124,705	128,521

Commitments and Contingencies Note (6)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 51,162,747 shares at December 31, 2011 and 51,876,038 shares at March 31, 2011	5,116	5,188
Additional paid-in capital	98,097	90,204
Retained earnings	2,416,777	2,436,736
Accumulated other comprehensive loss	(18,766)	(18,184)
Total stockholders’ equity	2,501,224	2,513,944
Total liabilities and stockholders’ equity	$3,877,867	3,748,116

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except share and per share data)

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues:
Vessel revenues	$270,486	269,633	772,213	798,499
Other marine revenues	1,625	2,142	5,399	2,901
	272,111	271,775	777,612	801,400
Costs and expenses:
Vessel operating costs	155,838	160,597	469,430	485,072
Costs of other marine revenues	1,938	2,705	5,200	3,403
Depreciation and amortization	35,215	35,058	102,771	105,853
Goodwill impairment	—	—	30,932	—
General and administrative	40,425	33,238	115,779	103,932
Gain on asset dispositions, net	(2,496)	(2,425)	(13,671)	(11,621)
	230,920	229,173	710,441	686,639
Operating income	41,191	42,602	67,171	114,761
Other income (expenses):
Foreign exchange (loss) gain	(1,738)	973	735	2,147
Equity in net earnings of unconsolidated companies	3,482	3,291	9,427	8,766
Interest income and other, net	347	1,074	2,303	3,481
Interest and other debt costs	(6,027)	(3,646)	(14,854)	(6,405)
	(3,936)	1,692	(2,389)	7,989
Earnings before income taxes	37,255	44,294	64,782	122,750
Income tax expense	3,168	9,931	11,013	29,153
Net earnings	$34,087	34,363	53,769	93,597

Basic earnings per common share	$0.67	0.67	1.05	1.83

Diluted earnings per common share	$0.67	0.67	1.04	1.82

Weighted average common shares outstanding	51,036,420	51,053,051	51,203,598	51,129,443
Dilutive effect of stock options and restricted stock	206,329	306,647	267,661	231,463
Adjusted weighted average common shares	51,242,749	51,359,698	51,471,259	51,360,906

Cash dividends declared per common share	$0.25	0.25	0.75	0.75

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	December 31,
	2011	2010

Operating activities:
Net earnings	$53,769	93,597
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102,771	105,853
Provision (benefit) for deferred income taxes	(24,035)	(12,114)
Gain on asset dispositions, net	(13,671)	(11,621)
Goodwill impairment	30,932	—
Equity in earnings of unconsolidated companies, net of dividends	(4,304)	4,150
Compensation expense—stock-based	9,179	10,481
Excess tax liability (benefit) on stock options exercised	119	(275)
Changes in assets and liabilities, net:
Trade and other receivables	(14,614)	21,155
Marine operating supplies	(1,740)	(2,932)
Other current assets	(243)	(6,805)
Accounts payable	4,266	265
Accrued expenses	5,735	(3,331)
Accrued property and liability losses	(59)	(900)
Other current liabilities	8,980	16,957
Other liabilities and deferred credits	(1,969)	4,126
Other, net	2,584	(556)
Net cash provided by operating activities	157,700	218,050
Cash flows from investing activities:
Proceeds from sales of assets	30,168	29,732
Proceeds from insurance settlements on Venezuela seized vessels	—	8,150
Additions to properties and equipment	(297,009)	(508,640)
Net cash used in investing activities	(266,841)	(470,758)
Cash flows from financing activities:
Principal payments on debt	(40,000)	(190,000)
Debt borrowings	165,000	590,000
Debt issuance costs	(245)	(7,446)
Proceeds from exercise of stock options	839	3,457
Cash dividends	(38,692)	(38,619)
Excess tax (liability) benefit on stock options exercised	(119)	275
Stock repurchases	(35,015)	(19,988)
Net cash provided by financing activities	51,768	337,679
Net change in cash and cash equivalents	(57,373)	84,971
Cash and cash equivalents at beginning of period	245,720	223,070
Cash and cash equivalents at end of period	$188,347	308,041

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$30,858	8,898
Income taxes	$37,307	35,810
Non-cash investing activities:
Additions to properties and equipment	$1,269	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	INTERIM FINANCIAL STATEMENTS

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

Recasted Segment Information

In connection with a change in reportable segments, certain prior period amounts have been recasted to conform to the December 31, 2011 presentation of our segments with no effect on net earnings or retained earnings. Please refer to Note (10) – Segment and Geographical Distributions of Operations to these Unaudited Condensed Consolidated Financial Statements.

(2)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is in effect through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At December 31, 2011, approximately $165.0 million authorization remains available to repurchase shares under the May 2011 share repurchase program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except share and per share data)	2011	2010	2011	2010
Value of common stock repurchased	$35,015	—	35,015	19,988
Shares of common stock repurchased	739,231	—	739,231	486,800
Average price paid per common share	$47.37	—	47.37	41.06

In July 2009, the Board of Directors had previously authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The authorization of the July 2009 repurchase program ended in May 2011.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additional Paid In Capital

Additional paid in capital increased approximately $7.9 million, or 9%, at December 31, 2011 as compared to March 31, 2011, primarily due to $4.1 million in the amortization of deferred stock compensation, $3.0 million for stock option expensing, and a net $0.7 million for the issuance of common stock resulting from the exercise of stock options.

Dividend Program

The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31, 2011 and 2010, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands, except dividend per share)	2011	2010	2011	2010
Dividends declared	$12,844	12,857	38,787	38,648
Dividend per share	0.25	0.25	0.75	0.75

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period. The components of comprehensive income (loss), net of related tax, are as follows:

	0000000000	0000000000	0000000000	0000000000
	Quarter Ended		Nine Months Ended
	December 31,		December 31,
(In thousands)	2011	2010	2011	2010
Net earnings	$ 34,087	34,363	53,769	93,597
Other comprehensive income (loss):
Unrealized (loss) gains on available-for-sale securities	70	876	(931)	658
Qualifying derivatives	—	—	—	(3,974)
Amortization of loss on derivative contract	116	70	349	70

Comprehensive income (loss)	$ 34,273	35,309	53,187	90,351

(3) INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters and the nine-month periods ended December 31, 2011 and 2010, are as follows:

	Quarter Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Effective tax rate applicable to pre-tax earnings	8.5%	22.4%	17.0%	23.8%

The effective tax rate was lower during the quarter and nine-month period ended December 31, 2011, as compared to the same periods during fiscal 2011, primarily due to the expiration of the statutes of limitation with respect to tax liabilities established for uncertain tax positions totaling $8.4 million.

The company’s balance sheet at December 31, 2011 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

December 31,
(In thousands)	2011
Tax liabilities for uncertain tax positions	$13,397
Income tax payable	16,813

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits, which would lower the effective tax rate if realized, at December 31, 2011, are as follows:

(In thousands)	December 31, 2011
Unrecognized tax benefit related to state tax issues	$8,591
Interest receivable on unrecognized tax benefit related to state tax issues	37

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. This change did not affect benefits earned by participants prior to January 1, 2011. The active employees who participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes are providing the company more predictable retirement plan costs and cash flows. By changing to a defined contribution plan and freezing the benefits accrued under the predecessor defined benefit plan, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan are reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit pension plan during the quarters and nine-month periods ended December 31, 2011 and 2010, and does not expect to contribute to the plan during the fourth quarter of fiscal 2012.

Supplemental Executive Retirement Plan

The company offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory supplemental defined benefit plan are held in a Rabbi Trust and invested in a variety of marketable securities, none of which is Tidewater stock. The Rabbi Trust assets, which are included in “other assets” in the company’s consolidated balance sheet, are recorded at fair value. Effective March 4, 2010, the supplemental plan was closed to new participation. The company did not contribute to the supplemental plan during the quarters and nine-month periods ended December 31, 2011 and 2010, and does not expect to contribute to the plan during the fourth quarter of fiscal 2012. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan.

The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at December 31, 2011 and March 31, 2011:

(In thousands)	December 31, 2011	March 31, 2011
Investments held in Rabbi Trust	$16,587	18,043
Unrealized (losses) gains in carrying value of trust assets	(408)	523
Unrealized (losses) gains in carrying value of trust assets are net of income tax expense of	(220)	281
Obligations under the supplemental plan	28,212	26,197

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The unrealized gains or losses in the carrying value of the trust assets, net of income tax expense, are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in “accrued expenses” and “other liabilities and deferred credits” on the consolidated balance sheet.

Postretirement Benefit Plan

Certain qualified employees who have already retired are currently covered by a program which provides limited health care and life insurance benefits. Costs of the program are based on actuarially determined amounts and are accrued over the period from the date of hire to the full eligibility date of employees who are expected to qualify for these benefits. This plan is funded through company payments as benefits are paid out.

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2011	2010	2011	2010
Pension Benefits:
Service cost	$219	230	657	690
Interest cost	1,103	1,115	3,309	3,345
Expected return on plan assets	(644)	(620)	(1,932)	(1,860)
Amortization of prior service cost	12	4	36	12
Recognized actuarial loss	440	425	1,320	1,275
Net periodic benefit cost	$1,130	1,154	3,390	3,462

Other Benefits:
Service cost	$139	145	417	435
Interest cost	345	365	1,035	1,095
Amortization of prior service cost	(608)	(508)	(1,824)	(1,524)
Recognized actuarial (gain) loss	(1)	(5)	(3)	(15)
Net periodic benefit cost	$(125)	(3)	(375)	(9)

(5)	INDEBTEDNESS

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There were no borrowings outstanding under available credit facilities at December 31, 2011, and the full $575.0 million of such credit facilities was available at December 31, 2011 for future financing needs.

Senior Debt Notes

August 2011 Senior Notes

On August 15, 2011, the company issued $165.0 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at December 31, 2011, is as follows:

(In thousands, except weighted average data)	December 31, 2011
Aggregate debt outstanding	$165,000
Weighted average remaining life in years	8.8
Weighted average coupon rate on notes outstanding	4.42%
Fair value of debt outstanding	170,083

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310.0 million of senior unsecured notes, and the sale of an additional $115.0 million of the notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at December 31, 2011 and March 31, 2011, is as follows:

(In thousands, except weighted average data)	December 31, 2011	March 31, 2011
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	7.9	8.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	437,309	404,352

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2011 and March 31, 2011, is an after-tax loss of $3.4 million ($5.3 million pre-tax), and $3.8 million ($5.8 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300.0 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes outstanding at December 31, 2011 and March 31, 2011 that were issued in July 2003, is as follows:

(In thousands, except weighted average data)	December 31, 2011	March 31, 2011
Aggregate debt outstanding	$235,000	275,000
Weighted average remaining life in years	1.6	2.1
Weighted average coupon rate on notes outstanding	4.43%	4.39%
Fair value of debt outstanding	241,842	285,478

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the nine-month periods ended December 31, 2011 and 2010 are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2011	2010	2011	2010
Interest and debt costs incurred, net of interest capitalized	$6,027	3,646	14,854	6,405
Interest costs capitalized	3,841	3,766	12,439	10,724
Total interest and debt costs	$9,868	7,412	27,293	17,129

(6) COMMITMENTS AND CONTINGENCIES

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of December 31, 2011:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 12/31/11	Remaining Balance 12/31/11
Vessels under construction:
Anchor handling towing supply	2	$47,848	38,255	9,593
Platform supply vessels	16	512,332	197,651	314,681
Crewboats	5	22,773	10,904	11,869

Total vessels under construction	23	582,953	246,810	336,143
Vessels to be purchased:
Anchor handling towing supply	4	49,215	10,829	38,386
Platform supply vessels	3	57,903	12,417	45,486
Total vessels to be purchased	7	107,118	23,246	83,872
Total vessel commitments	30	$690,071	270,056	420,015

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.). The anchor handling towing supply vessels under construction have 8,200 brake horsepower (BHP), while the platform supply vessels under construction range between 1,900 and 6,360 deadweight tons of cargo capacity. Scheduled delivery for the new-build vessels began in January 2012, with delivery of the final new-build vessel expected in December 2013.

Regarding the vessels to be purchased, the company took possession of three of the four anchor handling towing supply vessels in January 2012 for a total aggregate cost of $36.8 million. The three acquired vessels are 5,150 BHP anchor handling towing supply vessels. In February 2012, the company will acquire the remaining 5,150 BHP anchor handling towing supply vessel for a total cost of $12.4 million. The company plans to take possession of the three platform supply vessels, which range between 3,000 and 3,500 deadweight tons of cargo capacity, in April, May and July of 2012 for a total aggregate purchase price of $57.9 million.

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

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk by requiring cash deposits and through other contract terms with the shipyard and other counterparties.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company believes that the shipyard has suspended construction of the vessel. The company continues to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2011.

The company is also experiencing delays with four of its platform supply vessels under construction in Indonesia that were originally scheduled to deliver between May and November 2012 (and currently have projected delivery dates ranging from July to December 2013). The shipyard’s parent is experiencing financial and financing difficulties causing the progress at the yard to be slower than necessary to retain the original schedule. The shipyard continues to acknowledge the delays, but remains optimistic they will restructure their debt and be able to ultimately deliver the vessels. The company continues to evaluate its options and has a contractual right to terminate all four construction projects due to the late delivery. The company has refundment guarantees on the progress payments made to date on these vessels. During November and December of 2011, the company canceled its purchase agreements with the same shipyard for two anchor handling towing supply vessels under construction in Indonesia. The cancellations, which were due to unjustified delays beyond the agreed delivery dates, were authorized under the purchase agreements. No deposits or progress payments were involved in these two cancellations.

Merchant Navy Officers Pension Fund

A current subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $7.1 million at December 31, 2011 and $9.6 million at March 31, 2011, all of which has been accrued. Payments totaling $2.0 million were made into the fund during the quarter ended September 30, 2011. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. This means that the company is either required to pay the outstanding deficit contribution of approximately $7.1 million at December 31, 2011 immediately or to provide security in a form to be agreed by the Trustee. In discussions with the Trustee, the company was advised that pursuant to the Trustee’s broad discretion, it was reviewing the installment option for all participating employers and that any agreement for payments to be made by installments must be supported by security. The company has objected to that decision. In the interim, and pending the final determination by the Trustee, the company continues its historical practice to pay the installments as and when they fall due.

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010; however, representatives of Sonangol and Tidewater have, since that date, agreed several times to extend the expiration date of the joint venture agreement. The joint venture has never had an interruption to its operations or service. The most recent extension extends the expiration date to March 31, 2012. Tidewater views its continuing ability to obtain joint venture contract extensions, the most recent of which is for three months, as a promising indicator that the parties are making progress in the negotiation of a more permanent joint venture agreement.

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

As was the case in prior contract extensions, Sonangol and Tidewater have agreed to continue the Sonatide joint venture past its extended expiration date, on a charter by charter basis, to the extent required to fulfill new or renewed vessel charter party agreements with customers in Angola that extend well beyond March 31, 2012. These vessel charter party agreements cover a substantial number of our vessels in Angola. Over the course of the last few months, a number of new or renewed vessel charters have been entered into by Sonatide with its customers on this basis.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $83.2 million as of December 31, 2011). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued for) and, based on the advice of its Brazilian counsel,

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $80.0 million as of December 31, 2011) of the total fines sought by the Macae Customs Office. The full decision is subject to further administrative appellate review, and the company understands that this further full review by a secondary appellate board is ongoing. The company is contesting the decision with respect to the remaining 6.0 million Brazilian reais (approximately $3.2 million as of December 31, 2011) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Potential for Brazilian State Tax Assessment

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

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors), have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing a vessel to start a new charter in Brazil, the company filed a suit on August 22, 2011 against the Brazilian state and judicially deposited the respective state tax for this newly imported vessel. As of December 31, 2011, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1:  Quoted market prices in active markets for identical assets or liabilities;

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data;

Level 3:  Unobservable inputs that are not corroborated by market data.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of December 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$7,580	7,580	—	—
Preferred stock	12	12	—	—
Foreign stock	459	459	—	—
American depository receipts	2,015	1,971	44	—
Real estate investment trusts	122	122	—	—
Debt securities:
Government debt securities	3,158	1,476	1,682	—
Open ended mutual funds	2,636	2,636	—	—
Cash and cash equivalents	753	59	694	—
Total	$16,735	14,315	2,420	—
Other pending transactions	(148)	(148)	—	—
Total fair value of plan assets	$16,587	14,167	2,420	—

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$8,785	8,785	—	—
Preferred stock	12	12	—	—
Foreign stock	355	355	—	—
American depository receipts	2,401	2,384	17	—
Real estate investment trusts	111	111	—	—
Debt securities:
Government debt securities	2,571	1,270	1,301	—
Open ended mutual funds	2,651	2,651	—	—
Cash and cash equivalents	1,448	362	1,086	—
Total	$18,334	15,930	2,404	—
Other pending transactions	(291)	(291)	—	—
Total fair value of plan assets	$18,043	15,639	2,404	—

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Spot Derivatives. Spot derivative financial instruments are short-term in nature and generally settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized.

The company had no spot contracts outstanding at December 31, 2011. The company had nine foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

At December 31, 2011, the company had two British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (6) and elsewhere in this document. The forward contracts have expiration dates between March 2012 and June 2012. The combined change in fair value of the forward contracts was approximately $0.2 million, which was recorded as a foreign exchange loss during the nine months ended December 31, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$125,630	125,630	—	—
Long-term British pound forward derivative contracts	7,674	—	7,674	—
Total fair value of assets	$133,304	125,630	7,674	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$222,673	222,673	—	—
Long-term British pound forward derivative contracts	8,179	—	8,179	—
Total fair value of assets	$230,852	222,673	8,179	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Asset Impairments

The company accounts for long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, and reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates future cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. The company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value, considered Level 3, to the carrying

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics are grouped for asset impairment testing.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the nine-month periods ended December 31, 2011 and 2010, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except number of assets)	2011	2010	2011	2010
Amount of impairment incurred	$1,037	1,995	3,607	5,088
Combined fair value of assets incurring impairment	4,262	4,733	8,175	11,028

(8)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at December 31, 2011 and March 31, 2011, is as follows:

(In thousands)	December 31, 2011	March 31, 2011
Recoverable insurance losses	$6,639	5,327
Deferred income tax assets	63,264	42,444
Deferred finance charges	7,214	8,232
Savings plans and supplemental plan	28,971	31,263
Noncurrent tax receivable	7,743	7,737
Other	3,802	4,388
	$117,633	99,391

A summary of accrued expenses at December 31, 2011 and March 31, 2011, is as follows:

(In thousands)	December 31, 2011	March 31, 2011
Payroll and related payables	$31,762	37,239
Commissions payable	15,964	15,639
Accrued vessel expenses	71,518	55,920
Accrued interest payable	4,342	9,393
Other accrued expenses	5,954	2,678
	$129,540	120,869

A summary of other current liabilities at December 31, 2011 and March 31, 2011, is as follows:
(In thousands)	December 31, 2011	March 31, 2011
Income tax payables	$18,927	11,187
Deferred credits - current	3,671	2,463
Dividend payable	142	47
	$22,740	13,697

A summary of other liabilities and deferred credits at December 31, 2011 and March 31, 2011, is as follows:

(In thousands)	December 31, 2011	March 31, 2011
Postretirement benefits liability	$26,689	27,032
Pension liability	41,897	39,085
Deferred gain on vessel sales	39,568	39,568
Income taxes	—	5,295
Other	16,551	17,541
	$124,705	128,521

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9)	ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In September 2011, the FASB issued guidance on ASC 350, Intangibles-Goodwill and Other, for testing goodwill for impairment. The new guidance provides a company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company’s assessment determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit, if any. If the company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The adoption of this guidance is effective for us beginning April 1, 2012.

In June 2011, the FASB issued guidance on ASC 220, Comprehensive Income, regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, a company is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance will be effective for us beginning April 1, 2012 and will have financial statement presentation changes only.

In January 2010, the FASB issued ASU No. 2010-06, which amends ASC Topic 820, Fair Value Measurements and Disclosures, to add new disclosure requirements about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance was effective for reporting periods beginning after December 15, 2009, except for the Level 3 reconciliation disclosures which were effective for reporting periods beginning after December 15, 2010. The guidance became effective for us on April 1, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The new segments are reflective of how the company’s Chief Operating Decision Maker (CODM) reviews operating results for the purposes of allocating resources and assessing performance. The company’s CODM is its Chief Executive Officer. Moreover, management decided to reorganize its reporting segments because the company’s Sub-Saharan Africa/Europe and Latin American business regions gained greater significance as a percentage of consolidated revenues and operating profit, while our former United States segment decreased in its significance to consolidated revenues and operating profit. Prior period disclosures have been recasted to reflect the change in reportable segments.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and the nine-month periods ended December 31, 2011 and 2010. Vessel revenues and operating profit relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2011	2010	2011	2010
Revenues:
Vessel revenues:
Americas	$82,741	91,610	245,310	280,742
Asia/Pacific	40,919	49,052	105,545	134,344
Middle East/North Africa	27,839	22,937	78,706	67,031
Sub-Saharan Africa/Europe	118,987	106,034	342,652	316,382
	270,486	269,633	772,213	798,499
Other operating revenues	1,625	2,142	5,399	2,901
	$272,111	271,775	777,612	801,400

Vessel operating profit:
Americas	$18,462	14,210	39,846	38,880
Asia/Pacific	6,629	9,488	7,123	16,342
Middle East/North Africa	362	4,541	(606)	14,347
Sub-Saharan Africa/Europe	25,418	21,908	69,273	65,443
	50,871	50,147	115,636	135,012
Corporate expenses	(10,972)	(9,188)	(29,854)	(30,815)
Goodwill impairment	—	—	(30,932)	—
Gain on asset dispositions, net	2,496	2,425	13,671	11,621
Other operating expense	(1,204)	(782)	(1,350)	(1,057)
Operating income	$41,191	42,602	67,171	114,761
Foreign exchange (loss) gain	(1,738)	973	735	2,147
Equity in net earnings of unconsolidated companies	3,482	3,291	9,427	8,766
Interest income and other, net	347	1,074	2,303	3,481
Interest and other debt costs	(6,027)	(3,646)	(14,854)	(6,405)
Earnings before income taxes	$37,255	44,294	64,782	122,750

Depreciation and amortization:
Americas	$9,703	11,155	28,997	35,188
Asia/Pacific	5,320	6,581	15,473	19,541
Middle East/North Africa	4,532	3,349	13,272	10,031
Sub-Saharan Africa/Europe	14,687	13,353	42,282	39,260
Corporate	973	620	2,747	1,833
	$35,215	35,058	102,771	105,853

Additions to properties and equipment:
Americas	$1,974	4,089	6,292	10,904
Asia/Pacific	14,533	3,543	54,764	5,374
Middle East/North Africa	14,807	645	15,960	925
Sub-Saharan Africa/Europe	36,404	397	49,163	2,329
Corporate (A)	63,669	108,503	172,099	489,108
	$131,387	117,177	298,278	508,640

Note A: Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at December 31, 2011 and March 31, 2011:

(In thousands)	December 31, 2011	March 31, 2011
Total assets:
Americas	$896,685	975,269
Asia/Pacific	625,851	583,569
Middle East/North Africa	422,059	369,122
Sub-Saharan Africa/Europe	1,443,411	1,286,554
	3,388,006	3,214,514
Investments in, at equity, and advances to unconsolidated companies	43,348	39,044
	3,431,354	3,253,558
Corporate (A)	446,513	494,558
	$3,877,867	3,748,116

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At December 31, 2011 and March 31, 2011, $262.1 million and $355.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and the nine-month periods ended December 31, 2011 and 2010:

Revenue by vessel class	Quarter Ended December 31,				Nine Months Ended December 31,
(In thousands)	2011	%	2010	%	2011	%	2010	%
Americas fleet:
Deepwater vessels	$38,861	14%	47,046	17%	111,905	14%	147,983	19%
Towing-supply/supply	35,866	13%	36,349	13%	108,200	14%	109,038	14%
Crew/utility	6,905	3%	7,644	3%	22,959	3%	21,966	3%
Offshore tugs	1,109	<1%	571	<1%	2,246	<1%	1,755	<1%
Total	$82,741	31%	91,610	34%	245,310	32%	280,742	35%
Asia/Pacific fleet:
Deepwater vessels	$20,445	8%	24,757	9%	48,638	6%	61,830	8%
Towing-supply/supply	19,334	7%	23,183	9%	53,648	7%	69,188	9%
Crew/utility	246	<1%	245	<1%	633	<1%	734	<1%
Offshore tugs	894	<1%	867	<1%	2,626	<1%	2,592	<1%
Total	$40,919	15%	49,052	18%	105,545	14%	134,344	17%
Middle East/North Africa fleet:
Deepwater vessels	$12,647	5%	5,820	2%	35,180	5%	19,409	2%
Towing-supply/supply	13,778	5%	15,393	6%	38,868	5%	42,461	5%
Offshore tugs	1,414	1%	1,724	1%	4,658	1%	5,161	1%
Total	$27,839	10%	22,937	9%	78,706	10%	67,031	8%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$51,194	19%	31,290	12%	135,305	18%	91,199	11%
Towing-supply/supply	50,159	19%	55,225	20%	152,800	20%	168,918	21%
Crew/utility	12,589	5%	12,977	5%	39,336	5%	37,949	5%
Offshore tugs	5,045	2%	6,542	2%	15,211	2%	18,316	2%
Total	$118,987	44%	106,034	39%	342,652	44%	316,382	40%
Worldwide fleet:
Deepwater vessels	$123,147	46%	108,913	40%	331,028	43%	320,421	40%
Towing-supply/supply	119,137	44%	130,150	48%	353,516	46%	389,605	49%
Crew/utility	19,740	7%	20,866	8%	62,928	8%	60,649	8%
Offshore tugs	8,462	3%	9,704	4%	24,741	3%	27,824	3%
Total	$270,486	100%	269,633	100%	772,213	100%	798,499	100%

(11)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired. The company uses the two-step method for evaluating goodwill for impairment as prescribed in ASC 350,

TIDEWATER INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill of approximately $49.4 million historically assigned to the United States segment was assigned to the Americas segment. Goodwill of approximately $279.4 million historically assigned to the International segment was allocated among the new reportable segments based on their relative fair values.

The company also performed an interim goodwill impairment assessment on the new reporting units using September 30, 2011 carrying values and determined on the basis of the step one impairment test that the carrying value of its Middle East/North Africa unit exceeded its fair value thus triggering the second step of the analysis as prescribed by ASC 350. An estimated goodwill impairment charge of $30.9 million was recorded during the quarter ended September 30, 2011. Step two of the assessment was completed during the quarter ended December 31, 2011 and there was no further adjustment to goodwill.

Goodwill by reportable segment at December 31, 2011, is as follows:

(In thousands)	December 31, 2011
Americas	$114,237
Asia/Pacific	56,283
Middle East/North Africa	—
Sub-Saharan Africa/Europe	127,302
$297,822

The company performed its annual impairment test as of December 31, 2011, and the test determined there was no further goodwill impairment.

The amount of goodwill impairment recorded for the quarters and the nine-month periods ended December 31, 2011 and 2010, is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2011	2010	2011	2010
Goodwill impairment	$—	—	30,932	—

(12)	SUBSEQUENT EVENTS

During January 2012, the company elected to draw on the entire $125.0 million term loan facility because the delayed draw period was set to expire on January 27, 2012. The proceeds will be utilized to supplement existing cash for general corporate purpose.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2011, and the related condensed consolidated statements of earnings for the three-month and nine-month periods ended December 31, 2011 and 2010, and of cash flows for the nine-month periods ended December 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

February 3, 2012

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

Our Business

The company provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater manages and measures its business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe, and has one of the broadest global operating footprints in the offshore energy industry. Operations are conducted in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At December 31, 2011, the company had 355 vessels (including joint-venture vessels and vessels withdrawn from service) servicing the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction and seismic support; and a variety of specialized services such as pipe and cable laying.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with other energy service companies, our business activity is largely dependent on the level of drilling and exploration activity of our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. In addition, after the Deepwater Horizon incident in April 2010, the level of drilling activity off the continental shelf of the United States (U.S.) Gulf Of Mexico (GOM) declined while the U.S. government evaluated the causes of the incident and announced a plan for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. Because a sizeable portion of the company’s operating costs and its depreciation does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels.

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

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and drydockings mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will only incur drydocking costs if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required drydocking, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking costs, but also continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels may require more frequent and more expensive repairs and drydockings. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive drydockings, even in the early years of a vessel’s useful life, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can affect drydock costs, which are primarily included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons more difficult.

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

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and pricing in the insurance markets, and can fluctuate over time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for potential liabilities stemming from third-party losses with limits that it believes are reasonable for its operations. Insurance limits are reviewed annually and third-party coverage is purchased based on the expected scope of on-going operations and the cost of third-party coverage.

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

Sonatide

Tidewater has a 49% ownership interest in Sonatide, a joint venture that owns vessels that serve the Angolan offshore energy industry. Tidewater has previously disclosed that it has been in discussions with its joint venture partner, Sonangol, with respect to certain terms and conditions of the joint venture agreement under which Sonatide is managed and operated. This joint venture agreement was originally scheduled to expire by its terms on July 31, 2010; however, representatives of Sonangol and Tidewater have, since that date, agreed several times to extend the expiration date of the joint venture agreement. The joint venture has never had an interruption to its operations or service. The most recent extension extends the expiration date to March 31, 2012. Tidewater views its continuing ability to obtain joint venture contract extensions, the most recent of which is for three months, as a promising indicator that the parties are making progress in the negotiation of a more permanent joint venture agreement.

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

As was the case in prior contract extensions, Sonangol and Tidewater have agreed to continue the Sonatide joint venture past its extended expiration date, on a charter by charter basis, to the extent required to fulfill new or renewed vessel charter party agreements with customers in Angola that extend well beyond March 31, 2012. These vessel charter party agreements cover a substantial number of our vessels in Angola. Over the course of the last few months, a number of new or renewed vessel charters have been entered into by Sonatide with its customers on this basis.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the “Convention”) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on those ships) that are engaged in commercial activities. To date, this Convention has been ratified by 20 countries, namely, Antigua and Barbuda, Australia, the Bahamas, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Denmark, Kiribati, Liberia, Luxembourg, Marshall Islands, Netherlands, Norway, Panama, St. Vincent and the Grenadines, Singapore, Spain and Switzerland. Instruments of ratification and registrations are pending for two additional countries: Gabon and Latvia. The foregoing 22 countries represent more than 50% of the world’s vessel tonnage. If 30 Member States ratify the Convention, then, within 12 months thereof, the Convention will become law. Even though the company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues, and the company continues to work with industry representatives to oppose ratification of this Convention, the company continues to assess its seafarer labor relationships, including benefits provided, and to review its fleet operational practices in light of the Convention requirements. Should this Convention become law, the company and its customers’ operations may be negatively affected by future compliance costs.

Macroeconomic Environment and Outlook

The primary driver of our business, and revenues, is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to contract drilling rigs and offshore service vessels in the various international markets or the U.S. GOM, with the various international markets being largely driven by supply and demand for crude oil, and the U.S. GOM being influenced both by the supply and demand for natural gas (primarily in regards to shallow water activity) and the supply and demand for crude oil (primarily in regards to deepwater activity).

During the quarter ended December 31, 2011, the price of crude oil increased as positive economic news related to consumer spending, improvements in employment data, and higher consumer confidence in the U.S. indicated that the tenuous economic recovery may not be losing its momentum in the U.S. In addition, crude oil prices increased during the same quarter due to potential supply interruptions as Iran threatened to shut down the Strait of Hormuz in an effort to disrupt crude oil supplies as tension mounted between Iran and other nations regarding proposed sanctions related to Iran’s nuclear programs. Prices for crude oil, however, eased in the latter part of December 2011, as the Organization of Petroleum Exporting Companies (OPEC) announced that member nation Saudi Arabia and other OPEC member nations would be ready to provide additional oil supply in an effort to stabilize crude oil prices should a blockage in the distribution channel occur. Although signs of an improved economy in the U.S., the world’s largest consumer of crude oil, are promising, and OPEC, at its meeting held in December 2011 noted that global oil demand is forecast to improve in calendar year 2012, there is still some downside risk to the global economic recovery due to fiscal and financial uncertainty in certain European countries, a prolonged level of relatively high unemployment in the U.S. and other advanced economies, and inflation risks in emerging economies. Based on these uncertainties, OPEC member nations agreed in December 2011 to maintain current crude oil production levels to ensure the supply and demand for crude oil is balanced. Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for and the price of crude oil, which in mid-January 2012, was trading around $99 per barrel for West Texas Intermediate (WTI) crude and around $111 per barrel for Intercontinental Exchange (ICE) Brent crude. High crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels, both in the various global markets and the deepwater sectors of the U.S. GOM (assuming the pace of permits continues to increase).

Prices for natural gas continue to be weak due to the rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large Liquefied Natural Gas (LNG) exporting facilities around the world, which have contributed to an over-supplied natural gas market. The price of natural gas trended lower during the quarter ended December 31, 2011 and as of mid-January 2012, natural gas was trading in the U.S. in the $2.65 to $2.90 per Mcf range down from the $3.67 to $3.74 range at the start of the quarter. The price for natural gas trended lower as inventories for the resource trended higher because a considerable amount of natural gas is derived as a byproduct of drilling crude oil and natural gas liquids-oriented wells in liquid rich basins. In addition, an unseasonably warm start to winter in the Northern Hemisphere has depressed weather-related demand for natural gas, thereby adding to supply growth. Natural gas inventories in the U.S. continue to be well over-stocked. This dynamic exerts downward pricing pressures on natural gas prices in the U.S. Prolonged increases in the supply of natural gas, whether the supply comes from conventional or unconventional production, will likely restrain prices for natural gas. Increases in onshore gas production along with a very slow offshore drilling and exploration permitting process in the U.S. GOM and prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is the more predominant exploitable hydrocarbon resource).

Certain oil and gas industry analysts are reporting in their 2012 E&P expenditures (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase by approximately 10% over calendar year 2011 levels. The surveys forecast that international capital spending budgets will increase approximately 11% while North American capital spending budgets are forecast to increase approximately 8%. It is anticipated by these analysts that the North American capital budget increases will primarily be spent onshore rather than offshore, while international E&P spending is expected to be largely offshore, with the strongest markets expected to include Latin America, Africa, Europe, Russia, and the Middle East. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $87 WTI and $98 Brent average prices per barrel of oil. Although E&P companies are using an approximate $4.08 per mcf average natural gas price for their 2012 capital budgets, natural gas directed drilling is forecast to decline due to weak natural gas prices.

Deepwater activity has been a growing part of the global offshore crude oil and natural gas markets, and it is also a source of growth for the company. Deepwater activity in non-U.S. markets did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are therefore considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published during the most recently completed quarter suggest that over the next six years, the worldwide movable drilling rig count (currently estimated at approximately 862 movable offshore rigs worldwide, approximately 44% of which are designed to operate in deeper waters) will increase as approximately 150 new-build offshore rigs that are currently on order and under construction are delivered. Of the estimated 862 movable offshore rigs worldwide, approximately 619 are currently working. It is further estimated that approximately 48% of the new build rigs are being built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years by approximately one-third. Investment is also being made in the floating production unit market, with approximately 61 new floating production units currently under construction and expected to be delivered over the next six years to supplement the current approximately 354 floating production units worldwide.

According to ODS-Petrodata, the global offshore supply vessel market at December 31, 2011 had approximately 453 new-build offshore support vessels (platform supply vessels and anchor handlers only), under construction that are expected to be delivered to the worldwide offshore vessel market primarily over the next six years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,717 vessels, of which Tidewater estimates more than 10% are stacked. An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels (many of which are already stacked), including nearly 750 vessels, or approximately 27% of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with absolute certainty, the company believes that the retirement of a sizeable portion of these aged vessels would likely dampen or mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2012 Business Highlights

At December 31, 2011, the company had 343 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 14.1 years. The average age of 211 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program is 4.9 years. The remaining 132 vessels have an average age of 28.7 years. During the nine-month periods ended December 31, 2011 and 2010, the company’s newer vessels generated $657.5 million and $633.4 million, respectively, of revenue and accounted for 91%, or $276.6 million, and 88%, or $277.1 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs exclude depreciation on the company’s new vessels of $81.8 million and $72.2 million, respectively, during the same comparative periods.

During the nine-month period ended December 31, 2011, the company continued to focus on maintaining its competitive advantages and its market share in international markets where it operates, and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older, more traditional vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled downtime, and maintaining disciplined cost control.

The company’s consolidated net earnings decreased 43%, or $39.8 million, during the nine months ended December 31, 2011 as compared to the same period in fiscal 2011, due to an approximate 3% decrease in total revenues and because a $30.9 million non-cash goodwill impairment ($22.1 million after-tax, or $0.43 per share) was recorded (during the quarter ended September 30, 2011) on the company’s Middle East/North Africa segment as disclosed in Note (11) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The company recorded $777.6 million in revenues, during the nine-month period ended December 31, 2011, which is a decrease of approximately $23.8 million over the revenues earned during the same period of fiscal 2011. The company’s consolidated revenues during the nine-month period ended December 31, 2011 include day rate increases with an effective date of January 1, 2011 on certain vessel charter agreements. As the negotiations related to such rate increases were completed in the quarter ended June 30, 2011, approximately $2.0 million of vessel revenue recognized during the nine-month period ended December 31, 2011 relates to services provided in the quarter ended March 31, 2011. Partially offsetting revenue declines and the goodwill impairment charge was an approximate $15.6 million, or 3%, reduction in consolidated vessel operating costs and an approximate 62%, or $18.1 million, reduction in income taxes due to the expiration of statutes of limitation with respect to tax liabilities established for uncertain tax positions as disclosed in Note (3) of Notes to Unaudited Condensed Consolidated Financial Statements and due to lower earnings before income taxes.

Vessel revenues generated by the company’s Americas segment decreased approximately 13%, or $35.4 million, during the nine-month period ended December 31, 2011 as compared to the revenues earned during the same period in fiscal 2011, primarily due to a five percentage point decrease in utilization and an approximate 8% decrease in average day rates on the deepwater vessels operating in this segment. Vessel operating costs for the Americas segment decreased approximately 18%, or $31.7 million, during the same comparative periods.

Vessel revenues generated by the company’s Asia/Pacific segment decreased approximately 21%, or $28.8 million, during the nine-month period ended December 31, 2011 as compared to the revenues earned during the same period in fiscal 2011, primarily due to a seven percentage point decrease in utilization rates on the towing supply/supply class of vessels, and a seven percentage point decrease in utilization and an approximate 2% decrease in average day rates on the deepwater vessels operating in this segment. Vessel operating costs for the Asia/Pacific segment decreased approximately 20%, or $17.8 million, during the nine-month period ended December 31, 2011 as compared to the same period in fiscal 2011.

Vessel revenues generated by the company’s Middle East/North Africa segment increased approximately 17%, or $11.7 million, during the nine-month period ended December 31, 2011 as compared to the revenues earned during the same period in fiscal 2011, primarily due to a three percentage point increase in utilization rates and a 4% increase in the average day rates on the deepwater vessels operating in this segment. Vessel operating costs for the Middle East/North Africa segment increased approximately 57%, or $20.9 million, during the nine-month period ended December 31, 2011 as compared to the same period in fiscal 2011.

Vessel revenues generated by the company’s Sub-Saharan Africa/Europe segment increased approximately 8%, or $26.3 million, during the nine-month period ended December 31, 2011 as compared to the revenues earned during the same period in fiscal 2011, primarily due to an increase in the number of deepwater vessels operating in the segment resulting from the addition of new vessels, vessels mobilizing to this segment, and because of an approximate 9% increase in average day rates on the deepwater vessels. Vessel operating costs for the Sub-Saharan Africa/Europe segment decreased approximately 7%, or $13.0 million, during the same comparative periods.

Other operating revenues increased approximately $2.5 million, during the same comparative periods, while costs of other operating revenues increased approximately $1.8 million during the same comparative periods.

A complete discussion of each of the above segment highlights is included in the “Results Of Operations” section below.

Results of Operations

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares revenues and operating costs (excluding general and administrative expense, depreciation expense, and gain on asset dispositions, net) for the company’s vessel fleet and the related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2011 and 2010 and for the quarter ended September 30, 2011. Vessel revenues and operating costs relate to vessels owned and operated by the company, while other operating revenues relate to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities.

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2011	%	2010	%	2011	%	2010	%	2011	%
Revenues:
Vessel revenues:
Americas	$82,741	30%	91,610	34%	245,310	32%	280,742	35%	81,892	33%
Asia/Pacific	40,919	15%	49,052	18%	105,545	14%	134,344	17%	29,127	12%
Middle East/North Africa	27,839	10%	22,937	8%	78,706	10%	67,031	8%	24,810	10%
Sub-Saharan Africa/Europe	118,987	44%	106,034	39%	342,652	44%	316,382	39%	112,583	45%
	270,486	99%	269,633	99%	772,213	99%	798,499	100%	248,412	99%
Other operating revenues	1,625	1%	2,142	1%	5,399	1%	2,901	<1%	2,482	1%
	$272,111	100%	271,775	100%	777,612	100%	801,400	100%	250,894	100%

Operating costs:
Vessel operating costs:
Crew costs	$80,988	30%	84,412	31%	240,476	31%	255,045	32%	78,364	31%
Repair and maintenance	26,680	10%	26,107	10%	75,889	10%	84,991	11%	27,149	11%
Insurance and loss reserves	3,926	1%	6,071	2%	14,597	2%	14,994	2%	5,374	2%
Fuel, lube and supplies	17,126	6%	16,399	6%	54,887	7%	47,757	6%	21,394	9%
Vessel operating leases	4,492	2%	4,492	2%	13,475	2%	13,472	2%	4,491	2%
Other	22,626	8%	23,116	9%	70,106	9%	68,813	9%	24,518	10%
	155,838	57%	160,597	59%	469,430	60%	485,072	61%	161,290	64%
Costs of other operating revenues	1,938	1%	2,705	1%	5,200	1%	3,403	<1%	2,031	1%
	$157,776	58%	163,302	60%	474,630	61%	488,475	61%	163,321	65%

The following table subdivides vessel operating costs presented above by the company’s segments and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2011 and 2010 and for the quarter ended September 30, 2011.

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2011	%	2010	%	2011	%	2010	%	2011	%
Vessel operating costs:
Americas:
Crew costs	$26,531	10%	31,516	12%	85,147	11%	97,895	12%	28,766	11%
Repair and maintenance	7,646	3%	11,908	4%	24,983	3%	39,297	5%	9,069	4%
Insurance and loss reserves	923	<1%	1,734	1%	4,243	1%	5,309	1%	2,042	1%
Fuel, lube and supplies	3,914	1%	4,427	2%	13,088	2%	12,040	2%	5,388	2%
Vessel operating leases	911	<1%	1,100	<1%	2,732	<1%	3,196	<1%	910	<1%
Other	4,923	2%	5,919	2%	15,497	2%	19,625	2%	5,925	2%
	44,848	16%	56,604	21%	145,690	19%	177,362	22%	52,100	21%
Asia/Pacific:
Crew costs	$15,428	6%	19,291	7%	41,748	5%	52,960	7%	12,502	5%
Repair and maintenance	3,709	1%	1,870	1%	9,788	1%	13,281	2%	4,150	2%
Insurance and loss reserves	542	<1%	1,603	1%	1,771	<1%	2,965	<1%	609	<1%
Fuel, lube and supplies	2,764	1%	3,789	1%	10,352	1%	12,155	2%	4,844	2%
Other	2,129	<1%	2,862	1%	6,797	1%	6,909	1%	2,432	1%
	24,572	9%	29,415	11%	70,456	9%	88,270	11%	24,537	10%
Middle East/North Africa:
Crew costs	$9,231	3%	6,112	2%	25,410	3%	18,274	2%	8,024	3%
Repair and maintenance	4,098	2%	2,605	1%	11,294	1%	6,654	1%	4,657	2%
Insurance and loss reserves	486	<1%	248	<1%	2,520	<1%	909	<1%	725	<1%
Fuel, lube and supplies	3,344	1%	2,586	1%	10,552	1%	6,270	1%	2,925	1%
Vessel operating leases	506	<1%	—	—	1,378	<1%	—	—	506	<1%
Other	2,171	1%	1,522	1%	6,567	1%	4,752	1%	2,182	1%
	19,836	7%	13,073	5%	57,721	7%	36,859	5%	19,019	8%
Sub-Saharan Africa/Europe:
Crew costs	$29,798	11%	27,493	10%	88,171	11%	85,916	11%	29,072	12%
Repair and maintenance	11,227	4%	9,724	4%	29,824	4%	25,759	3%	9,273	4%
Insurance and loss reserves	1,975	1%	2,486	1%	6,063	1%	5,811	1%	1,998	1%
Fuel, lube and supplies	7,104	3%	5,597	2%	20,895	3%	17,292	2%	8,237	3%
Vessel operating leases	3,075	1%	3,392	1%	9,365	1%	10,276	1%	3,075	1%
Other	13,403	5%	12,813	5%	41,245	5%	37,527	5%	13,979	6%
	66,582	24%	61,505	23%	195,563	25%	182,581	23%	65,634	26%
Total operating costs	$155,838	57%	160,597	59%	469,430	60%	485,072	61%	161,290	64%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2011 and 2010 and for the quarter ended September 30, 2011.

	Quarter Ended December 31,						Nine Months Ended December 31,						Quarter Ended September 30,
(In thousands)	2011	%		2010	%		2011	%		2010	%		2011	%
Vessel operating profit:
Americas	$18,462	7%		14,210	5%		39,846	5%		38,880	5%		9,530	4%
Asia/Pacific	6,629	2%		9,488	3%		7,123	1%		16,342	2%		(4,776)	(2%)
Middle East/North Africa	362	<1%		4,541	2%		(606)	(<1%	)	14,347	2%		(996)	(<1%)
Sub-Saharan Africa/Europe	25,418	9%		21,908	8%		69,273	9%		65,443	8%		21,631	9%
	50,871	19%		50,147	18%		115,636	15%		135,012	17%		25,389	10%
Corporate expenses	(10,972)	(4%	)	(9,188)	(3%	)	(29,854)	(4%	)	(30,815)	(4%	)	(9,361)	(4%)
Goodwill impairment	—	—		—	—		(30,932)	(4%	)	—	—		(30,932)	(12%)
Gain on asset dispositions, net	2,496	1%		2,425	1%		13,671	2%		11,621	1%		9,458	4%
Other marine services	(1,204)	(<1%	)	(782)	(<1%	)	(1,350)	(<1%	)	(1,057)	(<1%	)	(35)	(<1%)
Operating income	41,191	15%		42,602	16%		67,171	9%		114,761	14%		(5,481)	(2%)
Foreign exchange (loss) gain	(1,738)	(1%	)	973	<1%		735	<1%		2,147	(<1%	)	1,659	1%
Equity in net earnings of unconsolidated companies	3,482	1%		3,291	1%		9,427	1%		8,766	1%		3,456	1%
Interest income and other, net	347	<1%		1,074	<1%		2,303	<1%		3,481	<1%		766	<1%
Interest and other debt costs	(6,027)	(2%	)	(3,646)	(1%	)	(14,854)	(2%	)	(6,405)	(1%	)	(4,766)	(2%)
Earnings before income taxes	$37,255	14%		44,294	16%		64,782	8%		122,750	15%		(4,366)	(2%)

Americas Segment Operations

Americas-based vessel revenues decreased approximately 10% and 13%, or $8.9 million and $35.4 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, respectively, primarily due to an approximate 8% decrease in average day rates on the deepwater vessels operating in the Americas and because a fewer number of vessels are operating in this segment after the transfer of deepwater vessels to other segments. In addition, utilization on the deepwater vessels decreased five percentage points during the nine-month period ended December 31, 2011 as compared to the same period during fiscal 2011.

Total utilization rates for the Americas-based vessels increased 11 and eight percentage points, during the quarter and the nine-month period ended December 31, 2011, respectively, as compared to the same periods in fiscal 2011; however, this increase is primarily a result of the sale of 40 older, stacked vessels from the Americas fleet during the comparative periods. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. As such, stacked vessels depressed utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. The company continues to stack and remove from service vessels that could not find attractive charters from its Americas-based active fleet. At the beginning of fiscal 2012, the company had 39 Americas-based stacked vessels. During the nine months ended December 31, 2011, the company stacked five additional vessels and sold 14 vessels from the previously stacked vessel fleet, resulting in a total of 30 stacked Americas-based vessels as of December 31, 2011.

Vessel operating profit for the Americas-based vessels increased approximately 30% and 3%, or $4.3 million and $1.0 million, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, respectively, despite a decrease in revenues during the comparative periods, because of a respective 21% and 18%, or $11.8 million and $31.7 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs, and other vessel costs) and a decrease in depreciation expense, both of which partially offset the decline in revenues. In addition, higher general and administrative expenses partially offset vessel operating profit during the nine-month period ended December 31, 2011 as compared to the same period during fiscal 2011.

Depreciation expense decreased approximately 13% and 18%, or $1.5 million and $6.2 million, respectively, during the quarter and the nine-month period ended December 31, 2011, as compared to the same periods during fiscal 2011, respectively, because of the transfer of vessels to other segments and because of vessel sales. Crew costs decreased approximately 16% and 13%, or $5.0 million and $12.7 million, respectively, during the same comparative periods, due to reductions in crew personnel at our U.S. GOM operations as a result of fewer vessels operating in the U.S. GOM market due to the continued aftereffects of the drilling moratorium, and because the prior year’s non U.S. Americas operations included an allocated $2.1 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Repair and maintenance costs decreased approximately 36%, or $4.3 million and $14.3 million, respectively, during the same comparative periods, due to a fewer number of drydockings being performed during the current periods and because the average cost per drydock performed was lower in the current periods.

General and administrative expenses during the quarter ended December 31, 2011 were comparable to the expenses incurred during the quarter ended December 31, 2010. General and administrative expenses increased 5%, or $1.5 million, during the nine-month period ended December 31, 2011, as compared to the same period during fiscal 2011, due to pay raises for the administrative personnel, higher professional services costs related to the Brazilian Customs and Brazilian State Tax Assessment claims as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements, and an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees).

Americas-based vessel revenues increased a modest 1%, or $0.8 million, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, due to an approximate 2% increase in average day rates and a six percentage point increase in utilization on the deepwater vessels resulting from the addition of one deepwater vessel to the U.S. GOM in early November 2011 and because a different U.S. GOM deepwater vessel performed short-term charter assignments periodically during the current quarter at contract rates substantially higher than the otherwise average day rate. That vessel is an anchor handling towing supply vessel and, as such, commands a higher day rate than platform supply vessels do in the U.S. GOM. Revenue declines on the crew/utility class of vessels partially offset the revenue increases generated by the deepwater class of vessels. The crew/utility class of vessels had a $1.1 million, or 14%, decline in revenues, during the same comparative periods, due to the sale of some vessels in this class and because of weaker demand for this vessel class in the Americas segment.

Vessel operating profit for the Americas-based vessels increased approximately $8.9 million, or 94%, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, because of an increase in revenues and an approximate 14%, or $7.3 million, decrease in vessel operating costs (primarily crew costs, insurance and loss reserves, fuel, lube and supplies, and other vessel costs).

Crew costs decreased approximately 8%, or $2.2 million, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, due to a decrease in the number of vessels operating in the Americas as a result of vessel transfers and vessel sales. Fuel, lube and supplies were lower by approximately 27%, or $1.5 million, during the same comparative periods, due to fewer vessels being mobilized to/within the Americas. Other vessel costs decreased approximately 17%, or $1.0 million, during the comparative periods, primarily because the preceding quarter included customs and taxation fees for the importation of equipment and penalties associated with the late deliveries of vessels to customers.

Asia/Pacific Segment Operations

Asia/Pacific-based vessel revenues decreased approximately 17% and 21%, or $8.1 million and $28.8 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, due to a respective one and seven percentage point decrease in utilization rates on the deepwater vessels operating in this segment, largely due to unanticipated delays on certain customer projects. In addition, during the nine months ended December 31, 2011, revenues on the deepwater vessels decreased due to an approximate 2% decrease in average day rates, as compared to the same period during fiscal 2011. Revenues also declined, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, due to a respective three and seven percentage point decrease in utilization rates on the towing supply/supply class of vessels operating in this segment as a result of weaker demand for this class of vessel. This resulted in a $3.8 million and $15.5 million decrease in vessel revenues.

The company also continues to stack and remove vessels that could not find attractive charters from its Asia/Pacific-based active fleet. At the beginning of fiscal 2012, the company had 19 Asia/Pacific-based stacked vessels. During the nine months ended December 31, 2011, the company stacked two additional vessels and sold five vessels from the previously stacked vessel fleet, resulting in a total of 16 stacked Asia/Pacific-based vessels as of December 31, 2011.

Asia/Pacific-based vessel operating profit decreased approximately $2.9 million and $9.2 million, or 30% and 56%, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, respectively, primarily due to lower revenues and higher general and administrative expenses. Declines in revenues were partially offset by an approximate 17% and 20%, or $4.8 million and $17.8 million, respectively, decrease in vessel operating costs (primarily crew costs during the quarter ended December 31, 2011, and crew costs, repair and maintenance costs and fuel, lube and supplies during the nine-month period ended December 31, 2011) and also to a decrease in depreciation expense during the same comparative periods.

Crew costs decreased approximately 20% and 21%, or $3.9 million and $11.2 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods during fiscal 2011, respectively, due to reductions in crew personnel related to the transfer of deepwater vessels to other segments. In addition, during the nine-month periods ended December 31, 2011, crew costs decreased because the prior year included an allocated $1.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements. Depreciation expense decreased approximately 19% and 21%, or $1.3 million and $4.1 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods during fiscal 2011, due to the transfer of deepwater vessels to other segments and because of vessel sales.

General and administrative expenses increased approximately 23%, or $0.8 million and $2.3 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods during fiscal 2011, respectively, due to pay raises for the administrative personnel, an increase in office and property costs, and an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees). Repair and maintenance costs decreased approximately 26%, or $3.5 million, during the nine-month period ended December 31, 2011, as compared to the same period during fiscal 2011, due to a fewer number of drydockings being performed during the current periods.

Asia/Pacific-based vessel revenues increased approximately 41%, or $11.8 million, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, due to a 24 percentage point increase in utilization rates and an approximate 23% increase in average day rates on our deepwater vessels, which together resulted in a $8.2 million increase in revenue. Vessel revenues, during the quarter ended December 31, 2011, also reflect an eight percentage point increase in utilization and an approximate 7% increase in average day rates on the towing supply/supply class of vessels, which together resulted in a $3.5 million increase in revenue. Utilization and average day rates on the deepwater and towing supply vessels increased during the comparative periods because of the resolution of delays on certain customer projects.

Vessel operating profit for the Asia/Pacific-based vessels increased approximately $11.4 million, or 238%, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, due primarily to higher revenues. Although vessel operating costs during the quarter ended December 31, 2011 were comparable to the vessel operating costs incurred during the quarter ended September 30, 2011, crew costs increased approximately 23%, or $2.9 million, (due to an increased utilization of vessels operating in the segment) and fuel, lube and supplies decreased approximately $2.1 million, or 43% (due to the vessel mobilizations in the quarter ended September 30, 2011).

Middle East/North Africa Segment Operations

Middle East/North Africa-based vessel revenues increased approximately 21% and 17%, or $4.9 million and $11.7 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, respectively, primarily due to a 19 and three percentage point increase in utilization rates, respectively, on the deepwater vessels operating in this segment. This resulted in a $6.8 million and $15.8 million increase in deepwater vessel revenues and reflects three deepwater vessels being transferred into the region from other segments during the comparative periods. Revenues on the towing supply/supply class of vessels decreased approximately $1.6 million and $3.6 million, during the same comparative periods, respectively, primarily due to a respective 13 and 14 point decrease in utilization rates resulting from delays with the acceptance of some vessels (and cancellation of other vessels) as part of a multi-vessel package committed to charter hire contracts with one customer in the Middle East.

The company also continues to stack and remove vessels that could not find attractive charters from its Middle East/North Africa-based active fleet. At the beginning of fiscal 2012, the company had six Middle East/North Africa-based stacked vessels. During the nine months ended December 31, 2011, the company stacked six additional vessels and sold five vessels from the previously stacked vessel fleet, resulting in a total of seven stacked Middle East/North Africa-based vessels as of December 31, 2011.

Middle East/North Africa-based vessel operating profit decreased approximately $4.2 million and $15.0 million, or 92% and 104%, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, respectively. This trend primarily reflects the scaling up of operations in the Middle East/North Africa segment in anticipation of a greater level of business activity. In particular, vessel operating costs in the Middle East/North Africa segment increased approximately 52% and 57%, or $6.8 million and $20.9 million, respectively, (primarily crew costs and repair and maintenance during the quarter ended December 31, 2011, and crew costs, repair and maintenance costs, fuel, lube and supplies costs, and vessel operating leases during the nine-month period ended December 31, 2011). In addition, depreciation expense increased approximately 35% and 32%, or $1.2 million and $3.2 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, and general and administrative expenses increased approximately $1.1 million and $2.5 million, or 58% and 44%, during the same comparative periods, respectively.

Crew costs increased approximately 51% and 39%, or $3.1 million and $7.1 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, respectively, due to an increase in crew personnel related to the addition of vessels to the segment. Repair and maintenance costs increased approximately $1.5 million and $4.6 million, or 57% and 70%, respectively, during the same comparative periods, because the average cost of the drydockings performed during the current periods was higher. Depreciation expense increased, during the same comparative periods, primarily because of the additional vessels transferred to the segment related to a multi-vessel package committed to charter hire contracts with one customer. General and administrative expenses increased, during the same comparative periods, due to an increase in administrative personnel, an increase in office and property costs, and an increase in costs associated with foreign assigned administrative employees.

Fuel, lube and supplies costs increased approximately $4.3 million, or 68%, during the nine-month period ended December 31, 2011 as compared to the same period in fiscal 2011, due to an increase in the number of vessels operating in the segment and to vessel mobilizations. Vessel operating leases increased approximately $1.4 million, during the same comparative periods, because one vessel operating under a lease arrangement transferred to the segment.

Middle East/North Africa-based vessel revenues increased approximately 12%, or $3.0 million, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, primarily due to a 10 and seven percentage point increase in the utilization rates on our towing supply/supply vessels and deepwater vessels, respectively, because of the addition of newly-built vessels and the transfer in of one vessel from a different segment.

Vessel operating profit for the Middle East/North Africa-based vessels increased approximately $1.4 million, or 136%, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, primarily because of higher revenues, which were partially offset by 4%, or $0.8 million, higher vessel operating costs (primarily crew costs due to vessel additions and transfers to the segment); 9%, or $0.4 million, higher depreciation expense (due to vessel additions and transfers to the segment); and 17%, or $0.5 million, higher general and administrative expenses (due to an increase in administrative personnel, an increase in office and property costs, and an increase in costs associated with foreign assigned administrative employees).

Sub-Saharan Africa/Europe Segment Operations

Sub-Saharan Africa/Europe-based vessel revenues increased approximately 12% and 8%, or $13.0 million and $26.3 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods in fiscal 2011, respectively, primarily due to a five and one percentage point increase in utilization rates and an approximate 13% and 9% increase in average day rates, respectively, resulting from an increase in the number of deepwater vessels operating in the segment due to the delivery of new vessels and vessels mobilizing into this segment. Revenue increases generated by the deepwater vessels were partially offset by a decline in revenue experienced by the towing supply/supply class of vessels. Vessel revenue on the towing supply/supply class of vessels decreased approximately 9% and 10%, or $5.1 million and $16.1 million, respectively, during the same comparative periods, respectively, due to a four and six percentage point decrease in utilization rates.

The company also continues to stack and remove vessels that could not find attractive charters from its Sub-Saharan Africa/Europe-based active fleet. At the beginning of fiscal 2012, the company had 26 Sub-Saharan Africa/Europe-based stacked vessels. During the nine months ended December 31, 2011, the company stacked six additional vessels and sold six vessels from the previously stacked vessel fleet, resulting in a total of 26 stacked Sub-Saharan Africa/Europe-based vessels as of December 31, 2011.

Sub-Saharan Africa/Europe-based vessel operating profit increased approximately 16% and 6%, or $3.5 million and $3.8 million, respectively, during the quarter and the nine-month period ended December 31, 2011, as compared to the same periods in fiscal 2011, respectively, primarily due to higher revenues, which were partially offset by an approximate 8% and 7%, or $5.1 million and $13.0 million, respectively, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, and fuel, lube and supplies costs); an increase in depreciation expense; and an increase in general and administrative expenses.

Crew costs increased approximately 8% and 3%, or $2.3 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods during fiscal 2011, respectively, due to an increase in the number of deepwater vessels operating in the segment. Repair and maintenance costs, increased approximately 16%, or $1.5 million and $4.1 million, respectively, during the same comparative periods, due to a higher number of drydockings being performed during current periods. Fuel, lube and supplies were higher by approximately 27% and 21%, or $1.5 million and $3.6 million, during the same comparative periods, due to vessel mobilizations.

Depreciation expense increased approximately 10% and 8%, or $1.3 million and $3.0 million, respectively, during the quarter and the nine-month period ended December 31, 2011 as compared to the same periods during fiscal 2011, respectively, primarily because of new vessel deliveries and vessels mobilizing into the segment during the comparative periods. General and administrative expenses increased 33% and 22%, or $3.0 million and $6.4 million, respectively, during the same comparative periods, due to pay raises for the administrative personnel, an increase in office and property costs (primarily office rent and information technology cost), an increase in travel costs, and an increase in costs associated with foreign assigned administrative employees.

Sub-Saharan Africa/Europe-based vessel revenues increased 6%, or $6.4 million, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, primarily due to an approximate 7% increase in average day rates on the deepwater vessels and because of an increase in the number of deepwater vessels operating in this segment due to the delivery of new vessels and vessels transferring to the segment. In addition, revenues generated by our towing supply/supply class of vessels increased 2%, or $0.8 million, due to a two percentage point increase in utilization and an approximate 3% increase in average day rates on this class of vessel.

Vessel operating profit for the Sub-Saharan Africa/Europe-based vessels increased approximately 18%, or $3.8 million, during the quarter ended December 31, 2011 as compared to the quarter ended September 30, 2011, primarily due to an increase in revenues, which were partially offset by an approximate 6%, or $0.8 million, increase in depreciation expense (because of new vessel deliveries and vessels mobilizing into the segment during the comparative periods) and an approximate 7%, or $0.8 million, increase in general and administrative expenses.

Other Items

Insurance and loss reserves expense decreased a modest $0.3 million, or 3%, during the nine months ended December 31, 2011 as compared to the same period in fiscal 2011, due to lower premiums and favorable adjustments to loss reserves during fiscal 2012 resulting from good safety results and loss management efforts.

Gain on asset dispositions, net during the nine months ended December 31, 2011 increased approximately $2.1 million, or 18%, as compared to the same period in fiscal 2011, due to a greater number of vessel sales and to lower impairment expense charged during the current nine-month period. Gain on asset dispositions, net was approximately $7.0 million lower during the third quarter of fiscal 2012 as compared to the second quarter of fiscal 2012, due to fewer vessel sales during the third quarter and because the third quarter incurred a $1.0 million impairment charge while no impairments were recorded during the quarter ended September 30, 2011. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period. The company performed a review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2011. The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the nine-month periods ended December 31, 2011 and 2010, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except number of assets)	2011	2010	2011	2010
Amount of impairment incurred	$1,037	1,995	3,607	5,088
Combined fair value of assets incurring impairment	4,262	4,733	8,175	11,028

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period. Vessel utilization and average day rates are calculated only on vessels in service and, as such do not include vessels withdrawn from service (two vessels at December 31, 2011) or vessels owned by joint ventures (10 vessels at December 31, 2011). The following three tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and the nine-month periods ended December 31, 2011 and 2010 and the quarter ended September 30, 2011.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2011	2010	2011	2010	2011

REVENUES BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater vessels	$38,861	47,046	111,905	147,983	36,639
Towing-supply/supply	35,866	36,349	108,200	109,038	36,648
Crew/utility	6,905	7,644	22,959	21,966	8,044
Offshore tugs	1,109	571	2,246	1,755	561
Total	$82,741	91,610	245,310	280,742	81,892
Asia/Pacific fleet:
Deepwater vessels	$20,445	24,757	48,638	61,830	12,264
Towing-supply/supply	19,334	23,183	53,648	69,188	15,870
Crew/utility	246	245	633	734	144
Offshore tugs	894	867	2,626	2,592	849
Total	$40,919	49,052	105,545	134,344	29,127
Middle East/North Africa fleet:
Deepwater vessels	$12,647	5,820	35,180	19,409	11,782
Towing-supply/supply	13,778	15,393	38,868	42,461	11,616
Offshore tugs	1,414	1,724	4,658	5,161	1,412
Total	$27,839	22,937	78,706	67,031	24,810
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$51,194	31,290	135,305	91,199	45,605
Towing-supply/supply	50,159	55,225	152,800	168,918	49,338
Crew/utility	12,589	12,977	39,336	37,949	12,734
Offshore tugs	5,045	6,542	15,211	18,316	4,906
Total	$118,987	106,034	342,652	316,382	112,583
Worldwide fleet:
Deepwater vessels	$123,147	108,913	331,028	320,421	106,290
Towing-supply/supply	119,137	130,150	353,516	389,605	113,472
Crew/utility	19,740	20,866	62,928	60,649	20,922
Offshore tugs	8,462	9,704	24,741	27,824	7,728
Total	$270,486	269,633	772,213	798,499	248,412

UTILIZATION:
Americas fleet:
Deepwater vessels	79.7%	78.5	74.6	79.4	73.5
Towing-supply/supply	54.2	41.0	47.8	41.0	46.9
Crew/utility	72.6	57.8	79.4	53.0	80.2
Offshore tugs	23.6	16.4	21.1	16.8	19.3
Total	61.0%	50.2	57.3	49.6	56.8
Asia/Pacific fleet:
Deepwater vessels	83.5%	84.7	71.3	78.1	59.6
Towing-supply/supply	43.8	46.8	40.8	47.6	36.3
Crew/utility	100.0	100.0	86.2	100.0	58.7
Offshore tugs	100.0	100.0	100.0	100.0	100.0
Total	54.4%	57.5	49.3	56.1	42.8
Middle East/North Africa fleet:
Deepwater vessels	98.8%	80.1	88.7	85.7	91.6
Towing-supply/supply	59.2	72.5	55.5	69.9	49.7
Offshore tugs	50.0	59.7	54.4	59.8	50.0
Total	65.2%	71.5	61.4	70.3	57.4
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	84.5%	79.2	84.8	84.0	88.1
Towing-supply/supply	57.9	62.5	57.2	62.8	55.8
Crew/utility	82.0	89.9	86.2	85.6	85.6
Offshore tugs	69.0	73.3	63.8	71.3	60.8
Total	70.0%	72.3	69.8	71.9	69.2
Worldwide fleet:
Deepwater vessels	84.5%	80.2	79.9	81.1	79.3
Towing-supply/supply	54.3	54.2	51.1	53.9	48.6
Crew/utility	79.5	77.9	84.1	73.3	83.4
Offshore tugs	54.8	58.7	53.9	57.7	51.4
Total	64.6%	62.7	62.1	61.9	60.2

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2011	2010	2011	2010	2011
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater vessels	$25,247	27,533	25,468	27,614	24,863
Towing-supply/supply	13,812	13,741	14,202	13,449	14,786
Crew/utility	6,186	6,294	6,206	6,254	6,414
Offshore tugs	8,525	6,342	7,250	6,357	6,318
Total	$15,373	16,190	15,311	16,270	15,466
Asia/Pacific fleet:
Deepwater vessels	$25,357	22,697	22,684	23,221	20,619
Towing-supply/supply	12,836	12,305	12,462	12,444	11,974
Crew/utility	2,670	2,670	2,670	2,670	2,671
Offshore tugs	9,709	9,426	9,550	9,426	9,236
Total	$16,389	15,529	15,162	15,314	14,098
Middle East/North Africa fleet:
Deepwater vessels	$17,484	17,862	17,675	16,988	17,466
Towing-supply/supply	8,604	7,595	8,257	7,514	8,513
Offshore tugs	5,127	5,226	5,191	5,231	5,117
Total	$10,705	8,551	10,363	8,616	10,716
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$21,719	19,302	20,871	19,209	20,375
Towing-supply/supply	13,004	11,563	12,826	11,880	12,665
Crew/utility	4,509	4,304	4,486	4,284	4,369
Offshore tugs	6,620	6,930	6,825	6,670	6,751
Total	$12,181	10,238	11,658	10,349	11,518
Worldwide fleet:
Deepwater vessels	$22,696	22,946	22,052	23,032	21,338
Towing-supply/supply	12,460	11,485	12,385	11,617	12,519
Crew/utility	4,935	4,828	4,953	4,796	4,955
Offshore tugs	6,715	6,665	6,668	6,495	6,531
Total	$13,359	12,337	12,877	12,403	12,771

The following three tables compare vessel day-based utilization percentages, average day rates and the number of active vessels (excluding stacked vessels) for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, more traditional vessels for the quarters and the nine-month periods ended December 31, 2011 and 2010 and for the quarter ended September 30, 2011. Although the company is excluding the number of stacked vessels in its number of active vessels below, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics.

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2011	2010	2011	2010	2011
UTILIZATION:
Americas fleet:
New vessels	90.1%	83.4	87.5	83.4	85.6
Traditional vessels	37.7	30.2	36.2	30.2	36.2
Total	61.0%	50.2	57.3	49.6	56.8
Asia/Pacific fleet:
New vessels	83.1%	79.7	77.9	78.5	69.8
Traditional vessels	10.2	31.7	11.9	34.5	8.2
Total	54.4%	57.5	49.3	56.1	42.8
Middle East/North Africa fleet:
New vessels	68.2%	93.0	65.3	84.6	58.6
Traditional vessels	59.6	59.7	56.2	63.1	55.9
Total	65.2%	71.5	61.4	70.3	57.4
Sub-Saharan Africa/Europe fleet:
New vessels	84.8%	89.7	86.5	89.2	86.8
Traditional vessels	36.1	41.7	34.5	42.9	33.7
Total	70.0%	72.3	69.8	71.9	69.2
Worldwide fleet:
New vessels	83.4%	86.8	82.8	85.8	80.5
Traditional vessels	35.5	38.1	34.6	39.2	33.5
Total	64.6%	62.7	62.1	61.9	60.2

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2011	2010	2011	2010	2011
AVERAGE VESSEL DAY RATES:
Americas fleet:
New vessels	$18,863	20,078	19,060	20,132	19,469
Traditional vessels	8,655	9,757	8,992	10,148	8,650
Total	$15,373	16,190	15,311	16,270	15,466
Asia/Pacific fleet:
New vessels	$17,395	18,880	16,456	19,481	15,028
Traditional vessels	3,749	5,769	4,043	6,172	3,953
Total	$16,389	15,529	15,162	15,314	14,098
Middle East/North Africa fleet:
New vessels	$12,337	11,028	12,746	11,599	13,562
Traditional vessels	7,174	6,442	6,674	6,631	6,759
Total	$10,705	8,551	10,363	8,616	10,716
Sub-Saharan Africa/Europe fleet:
New vessels	$12,921	11,022	12,320	11,223	12,134
Traditional vessels	8,226	7,274	8,169	7,288	8,313
Total	$12,181	10,238	11,658	10,349	11,518
Worldwide fleet:
New vessels	$14,835	14,317	14,414	14,561	14,291
Traditional vessels	8,021	7,712	7,992	7,908	7,970
Total	$13,359	12,337	12,877	12,403	12,771

AVERAGE VESSEL COUNT (EXCLUDING STACKED VESSELS):
Americas fleet:
New vessels	42	45	41	45	41
Traditional vessels	24	35	25	37	26
Total	66	80	66	82	67
Asia/Pacific fleet:
New vessels	30	32	29	28	30
Traditional vessels	3	10	4	12	3
Total	33	42	33	40	33
Middle East/North Africa fleet:
New vessels	27	14	25	13	25
Traditional vessels	11	22	14	23	13
Total	38	36	39	36	38
Sub-Saharan Africa/Europe fleet:
New vessels	105	99	104	97	102
Traditional vessels	20	29	23	33	23
Total	125	128	127	130	125
Worldwide fleet:
New vessels	207	191	198	183	198
Traditional vessels	55	95	67	105	65
Total	262	286	265	288	263

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the nine-month periods ended December 31, 2011 and 2010 and for the quarter ended September 30, 2011:

	Quarter Ended		Nine Months Ended		Quarter Ended
	December 31,		December 31,		September 30,
	2011	2010	2011	2010	2011
Americas fleet:
Deepwater vessels	21	24	21	25	22
Towing-supply/supply	52	70	58	72	57
Crew/utility	17	23	17	24	17
Offshore tugs	6	6	5	6	5
Total	96	123	101	127	101
Less stacked vessels	30	43	35	45	34
Active vessels	66	80	66	82	67
Asia/Pacific fleet:
Deepwater vessels	11	14	11	11	11
Towing-supply/supply	37	44	38	43	40
Crew/utility	1	1	1	1	1
Offshore tugs	1	1	1	1	1
Total	50	60	51	56	53
Less stacked vessels	17	18	18	16	20
Active vessels	33	42	33	40	33
Middle East/North Africa fleet:
Deepwater vessels	8	5	8	5	8
Towing-supply/supply	29	30	31	29	30
Offshore tugs	6	6	6	6	6
Total	43	41	45	40	44
Less stacked vessels	5	5	6	4	6
Active vessels	38	36	39	36	38
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	31	22	28	21	27
Towing-supply/supply	72	83	76	82	76
Crew/utility	37	36	37	38	37
Offshore tugs	12	14	13	14	13
Total	152	155	154	155	153
Less stacked vessel	27	27	27	25	28
Active vessels	125	128	127	130	125
Active owned or chartered vessels	262	286	265	288	263
Stacked vessels	79	93	86	90	88
Total owned or chartered vessels	341	379	351	378	351
Vessels withdrawn from service	2	5	3	6	2
Joint-venture and other	10	10	10	10	10
Total	353	394	364	394	363

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 79, 92 and 78 stacked vessels at December 31, 2011 and 2010 and at September 30, 2011, respectively.

Vessels withdrawn from service represent those vessels that are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2011 and March 31, 2011:

	December 31, 2011		March 31, 2011
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value

		(In thousands)		(In thousands)

Vessels in active service	252	$2,522,241	262	$2,265,042
Stacked vessels	79	42,496	90	40,224
Vessels withdrawn from service	2	633	4	673
Marine equipment and other assets under construction		272,722		358,294
Other property and equipment		42,601		37,547

Totals	333	$2,880,693	356	$2,701,780

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The number of vessels disposed by vessel type and segment during the nine months ended December 31, 2011 and 2010, are as follows:

	Nine Months Ended
	December 31,
	2011	2010
Number of vessels disposed by vessel type:
Anchor handling towing supply	33	18
Platform supply vessel	6	6
Crewboat	2	11
Offshore tugs	1	1
Utility/ other vessels	—	1

Total	42	37

Number of vessels disposed by segment:
Americas	16	25
Asia/Pacific	6	4
Middle East/North Africa	11	2
Sub-Saharan Africa/Europe	7	3
Vessel withdrawn from service	2	3
Total	42	37

Vessel Deliveries and Acquisitions

During the nine months ended December 31, 2011, the company took delivery of 12 newly-built vessels and acquired seven vessels from a third party. Six of the newly-built vessels are towing supply/supply class anchor handling towing supply vessels and the other six are deepwater class platform supply vessels. The six anchor handling towing supply vessels were constructed at two different international shipyards for approximately $94.1 million and have between 5,150 and 8,200 brake horse power (BHP). One 266-foot deepwater, platform supply vessel was constructed at the company’s own shipyard, Quality Shipyard, L.L.C., for a cost of $36.1 million. The other five deepwater, platform supply vessels measure 286-feet and were constructed at the same international shipyard for approximately $141.7 million. The company also acquired a 246-foot and a 250-foot deepwater, platform supply vessels for a total aggregate cost of $41.5 million, one 197-foot towing supply/supply class, platform supply vessel for a cost of $11.7 million, and four 5,150 BHP towing supply/supply class, anchor handling towing supply vessels for a total aggregate total cost of $47.8 million.

During fiscal 2011, the company took delivery of seven newly-built vessels and acquired 22 vessels from third parties. Of the seven newly-built vessels added to the fleet, three were anchor handling towing supply vessels, three were platform supply vessels and one was a fast, crew/supply boat. The anchor handling towing supply vessels were constructed at two different international shipyards for a total aggregate cost of $62.1 million and varied in size from 5,150 to 13,570 BHP. The three deepwater, platform supply vessels (one 230-foot and two 240-feet) were constructed for a total aggregate cost of $58.0 million and were built by two different international shipyards. The remaining vessel was constructed at an international shipyard for a total cost of $9.4 million and is a 175-foot fast supply boat. Of the 22 acquired vessels added to the fleet during fiscal 2011,

19 were anchor handling towing supply vessels (twelve 5,150 BHP, two 8,000 BHP and five 9,500 BHP) and three deepwater, platform supply vessels (one 230-foot, one 240-foot and one 250-foot). The company acquired the 22 vessels for a total aggregate cost of $365.7 million.

Vessel Construction and Acquisition Expenditures

At December 31, 2011, the company had two 8,200 BHP anchor handling towing supply vessels under construction at an international shipyard, for a total aggregate investment of approximately $47.8 million. The vessels are scheduled to be delivered in the latter part of March 2012 and in May 2012. As of December 31, 2011, the company had invested $38.2 million for the construction of these two vessels.

The company is also committed to the construction of one 261-foot, four 265-foot, seven 286-foot and two 300-foot deepwater platform supply vessels and two 215-foot towing supply/supply class platform supply vessels for a total aggregate investment of approximately $512.3 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 261-foot deepwater class vessel. One international shipyard is constructing the two 215-foot vessels. A different international shipyard is constructing the four 265-foot deepwater vessels, and a third international shipyard is constructing the seven 286-foot deepwater vessels. One U.S. shipyard is constructing the two 300-foot deepwater platform supply vessels. The two 215-foot towing supply/supply class platform supply vessels are scheduled for delivery in April and June of 2013. The 261-foot deepwater platform supply vessel has an expected delivery in August 2013. The four 265-foot deepwater class vessels are expected to be delivered to the market beginning in July 2013, with final delivery of the fourth vessel in December 2013. Delivery on the seven 286-foot deepwater class vessels began January 2012 with final delivery of the last 286-foot vessel scheduled for October of 2012. The two 300-foot deepwater class vessels are scheduled for delivery in April 2013 and September 2013. As of December 31, 2011, $197.6 million was invested for the construction of these 16 vessels.

The company is also committed to the construction of one 175-foot, fast supply boat and four water jet crewboats for a cost of approximately $22.8 million. Two separate international shipyards are constructing these vessels. The company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company continues to pursue arbitration of these issues. The four water jet crewboats are expected to be delivered in February and June of 2013. As of December 31, 2011, the company invested $10.9 million for the construction of these vessels.

At December 31, 2011, the company also had agreed to purchase four anchor handling towing supply vessels and three platform supply vessels. The aggregate approximate purchase price for these seven vessels is $107.1 million. The company took possession of three of the four anchor handling towing supply vessels in January 2012 for a total aggregate cost of $36.8 million. The three acquired vessels are 5,150 BHP anchor handling towing supply vessels. In February 2012, the company will acquire the remaining 5,150 BHP anchor handling towing supply vessel for a total cost of $12.4 million. The company plans to take possession of the three platform supply vessels, which range between 3,000 and 3,500 deadweight tons of cargo capacity, in April, May and July of 2012 for a total aggregate cost of $57.9 million. As of December 31, 2011, the company had invested $23.3 million for the acquisition of these seven vessels.

Vessel Commitments Summary at December 31, 2011

The table below summarizes the various vessel commitments, including vessels under construction and vessel acquisitions, by vessel class and type as of December 31, 2011:

	Non-U.S. Built				U.S. Built
	Number		Invested	Remaining	Number		Invested	Remaining
	of	Total	Through	Balance	of	Total	Through	Balance
Vessel class and type	Vessels	Cost	12/31/11	12/31/11	Vessels	Cost	12/31/11	12/31/11
In thousands, except number of vessels:
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—	—	—
Platform supply vessels	14	$374,550	157,422	217,128	3	145,590	38,905	106,685
Towing-supply/supply vessels:
Anchor handling towing supply	6	97,063	49,084	47,979	—	—	—	—
Platform supply vessels	2	50,095	13,741	36,354	—	—	—	—
Crewboats	5	22,773	10,904	11,869	—	—	—	—
Totals	27	$544,481	231,151	313,330	3	145,590	38,905	106,685

The table below summarizes by vessel class and vessel type and the number of vessels expected to be delivered by quarter of the various vessel commitments as discussed above along with the expected quarterly cash outlay:

	Quarter Period Ended
Vessel class and type	03/12	06/12	09/12	12/12	03/13	Thereafter
Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	2	6	1	1	—	7
Towing-supply/supply vessels:
Anchor handling towing supply	5	1	—	—	—	—
Platform supply vessels	—	—	—	—	—	2
Crewboats	—	—	—	—	4	1
Totals	7	7	1	1	4	10

(In thousands)
Expected quarterly cash outlay	$98,550	113,307	53,434	50,344	29,057	75,323	(A)

(A)     The $75,323 of ‘Thereafter’ vessel construction obligations is expected to be paid out during fiscal 2014.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, various leasing arrangements, and funds provided by the sale of senior unsecured notes. The company has approximately $420.0 million of remaining capital commitments on the 23 vessels currently under construction and the seven vessel purchase commitments at December 31, 2011.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2011 and 2010 and for the quarter ended September 30, 2011, are as follows:

	Quarter Ended				Nine Months Ended				Quarter Ended
	December 31,				December 31,				September 30,
(In thousands)	2011	%	2010	%	2011	%	2010	%	2011	%
Personnel	$23,437	9%	19,620	7%	67,460	9%	59,012	7%	21,655	9%
Office and property	5,965	2%	4,665	2%	17,530	2%	14,897	2%	5,818	2%
Sales and marketing	2,611	1%	2,112	1%	7,012	1%	6,272	1%	2,243	1%
Professional services	5,855	2%	4,160	2%	16,451	2%	13,514	2%	5,653	2%
Other	2,557	1%	2,681	1%	7,326	1%	10,237	1%	2,404	1%
	$40,425	15%	33,238	12%	115,779	15%	103,932	13%	37,773	15%

General and administrative expenses were higher by approximately 22%, or $7.2 million, during the quarter ended December 31, 2011 as compared to the same period in fiscal 2011, due to higher personnel costs resulting from pay raises for administrative personnel; higher accruals for incentive bonuses; an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees); higher legal fees associated with various legal matters as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements and “Other Liquidity Matters” below; and higher office and property expenses (primarily office rent and information technology costs).

General and administrative expenses were higher by approximately 11%, or $11.8 million, during the nine-month period ended December 31, 2011 as compared to the same period in fiscal 2011, primarily due to pay raises for administrative personnel; higher accruals for incentive bonuses; an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees); higher legal fees associated with various legal matters as disclosed in Note (6) of Notes to Unaudited Condensed Consolidated Financial Statements and “Other Liquidity Matters” below; and higher office and property expenses (primarily office rent and information technology costs). In addition, “other” general and administrative expenses, during the nine-month period ended December 31, 2011, were lower, than the same period during fiscal 2011, because the prior period included a $4.4 million settlement with the Department of Justice.

General and administrative expenses increased approximately 7%, or $2.7 million, during the current quarter as compared to the quarter ended September 30, 2011, due to an increase in the fair value of the company’s non-vested phantom stock units and non-employee Board of Directors deferred stock units, which are revalued on a quarterly basis based on the fair value of the company’s stock. General and administrative expenses also increased because of higher costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees) during the current quarter as compared to the prior quarter.

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

Indebtedness

Revolving Credit Agreement. Borrowings under the company’s $575.0 million amended and restated revolving credit facility (“credit facility”), which includes a $125.0 million term loan (“term loan”) and a $450.0 million revolving line of credit (“revolver”) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 55% and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s amended and restated revolving credit facility matures in January 2016.

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. Principal repayments of any term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013.

There were no borrowings outstanding under available credit facilities at December 31, 2011, and the full $575.0 million of such credit facilities was available at December 31, 2011 for future financing needs. During January 2012, the company elected to draw on the entire $125.0 million term loan facility because the delayed draw period was set to expire on January 27, 2012. The proceeds will be utilized to supplement existing cash for general corporate purposes.

August 2011 Senior Notes. On August 15, 2011, the company issued $165.0 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at December 31, 2011, is as follows:

December 31,
(In thousands, except weighted average data)	2011
Aggregate debt outstanding	$165,000
Weighted average remaining life in years	8.8
Weighted average coupon rate on notes outstanding	4.42%
Fair value of debt outstanding	170,083

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. On October 15, 2010, the company completed the sale of $310.0 million of senior unsecured notes, and the sale of an additional $115.0 million of the notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at December 31, 2011 and March 31, 2011, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2011	2011
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	7.9	8.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	437,309	404,352

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2011 and March 31, 2011, is an after-tax loss of $3.4 million ($5.3 million pre-tax), and $3.8 million ($5.8 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300.0 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes outstanding at December 31, 2011 and March 31, 2011 that were issued in July 2003, is as follows:

	December 31,	March 31,
(In thousands, except weighted average data)	2011	2011
Aggregate debt outstanding	$235,000	275,000
Weighted average remaining life in years	1.6	2.1
Weighted average coupon rate on notes outstanding	4.43%	4.39%
Fair value of debt outstanding	241,842	285,478

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

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the nine-month periods ended December 31, 2011 and 2010 are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2011	2010	2011	2010
Interest and debt costs incurred, net of interest capitalized	$6,027	3,646	14,854	6,405
Interest costs capitalized	3,841	3,766	12,439	10,724
Total interest and debt costs	$9,868	7,412	27,293	17,129

Total interest and debt costs were higher, during the quarter and the nine-month period ended December 31, 2011 than the same periods in fiscal 2011, because of an increase in interest expense related to the issuance of $165.0 million senior notes during the quarter ended September 30, 2011 and the issuance of $425.0 million senior notes during the quarter ended December 31, 2010 as discussed above.

Share Repurchases

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is in effect through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At December 31, 2011, approximately $165.0 million authorization remains available to repurchase shares under the May 2011 share repurchase program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2011	2010	2011	2010
Value of common stock repurchased	$35,015	—	35,015	19,988
Shares of common stock repurchased	739,231	—	739,231	486,800
Average price paid per common share	$47.37	—	47.37	41.06

In July 2009, the Board of Directors had previously authorized the company to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The authorization of the July 2009 repurchase program ended in May 2011.

Dividends

The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31, 2011 and 2010, respectively. The declaration of dividends is at the discretion of the company’s Board of Directors.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except dividend per share)	2011	2010	2011	2010
Dividends declared	$12,844	12,857	38,787	38,648
Dividend per share	0.25	0.25	0.75	0.75

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period. For the nine months ended December 31, 2011, net cash from operating activities was $157.7 million compared to $218.1 million for the nine months ended December 31, 2010. Significant components of cash provided by operating activities for the nine months ended December 31, 2011, include net earnings of $53.8 million, adjusted for non-cash items of $101.0 million and changes in working capital balances of $2.9 million.

Significant components of cash provided by operating activities for the nine months ended December 31, 2010, include net earnings of $93.6 million, adjusted for non-cash items of $96.5 million and changes in working capital balances of $28.0 million.

Investing Activities

Investing activities for the nine months ended December 31, 2011, used $266.8 million of cash, which is attributed to $297.0 million of additions to properties and equipment partially offset by $30.2 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $15.1 million in capitalized major repair costs, $278.3 million for the construction and purchase of offshore marine vessels, and $3.6 million in other properties and equipment purchases.

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

Financing Activities

Financing activities for the nine months ended December 31, 2011, provided $51.8 million of cash, which included $165.0 million of privately placed unsecured debt borrowings and $0.8 million of proceeds from the issuance of common stock resulting from stock option exercises. Proceeds were partially offset by $40.0 million used to repay debt, $38.7 million used for the quarterly payment of common stock dividends of $0.25 per common share, $35.0 million used to repurchase the company’s common stock, $0.3 million of debt issuance costs and other items.

Financing activities for the nine months ended December 31, 2010, provided $337.7 million of cash, which included $425.0 million of privately placed unsecured debt borrowings, $165.0 million of credit facility borrowings, $3.4 million of proceeds from the issuance of common stock from stock option exercises and $0.3 million tax benefit on stock options exercised during the period. Proceeds were partially offset by $190.0 million used to repay debt; $38.6 million used for the quarterly payment of common stock dividends of $0.25 per common share; $20.0 million used to repurchase the company’s common stock; and $7.4 million of debt issuance costs incurred in connection with the issuance of the company’s September 2010 senior notes as discussed above (inclusive of a $6.2 million cost of an interest rate swap).

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

At December 31, 2011, the company had approximately $188.3 million of cash and cash equivalents. In addition, there were no borrowings outstanding under available credit facilities at December 31, 2011, and the full $575.0 million of such credit facilities were available at December 31, 2011 for future financing needs. During January 2012, the company elected to draw on the entire $125.0 million term loan facility because the delayed draw period was set to expire on January 27, 2012. The proceeds will be utilized to supplement existing cash for general corporate purposes.

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

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk through cash deposits and through other contract terms with the shipyard and other counterparties.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company believes that the shipyard has suspended construction of the vessel. The company continues to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2011.

The company is also experiencing delays with four of its platform supply vessels under construction in Indonesia that were originally scheduled to deliver between May and November 2012 (and currently have projected delivery dates ranging from July to December 2013). The shipyard’s parent is experiencing financial and financing difficulties causing the progress at the yard to be slower than necessary to retain the original schedule. The shipyard continues to acknowledge the delays, but remains optimistic they will restructure their debt and be able to ultimately deliver the vessels. The company continues to evaluate its options and has a contractual right to terminate all four construction projects due to the late delivery. The company has refundment guarantees on the progress payments made to date on these vessels. During November and December of 2011, the company canceled its purchase agreements with the same shipyard for two anchor handling towing supply vessels under construction in Indonesia. The cancellations, which were due to unjustified delays beyond the agreed delivery dates, were authorized under the purchase agreements. No deposits or progress payments were involved in these two cancellations.

Merchant Navy Officers Pension Fund. A current subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $7.1 million at December 31, 2011 and $9.6 million at March 31, 2011, all of which has been accrued. Payments totaling $2.0 million were made into the fund during the quarter ended September 30, 2011. In the future, the fund’s trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. This means that the company is either required to pay the outstanding deficit contribution of approximately $7.1 million at December 31, 2011 immediately or to provide security in a form to be agreed by the Trustee. In discussions with the Trustee, the company was advised that pursuant to the Trustee’s broad discretion, it was reviewing the installment option for all participating employers and that any agreement for payments to be made by installments must be supported by security. The company has objected to that decision. In the interim, and pending the final determination by the Trustee, the company continues its historical practice to pay the installments as and when they fall due.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $83.2 million as of December 31, 2011). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $80.0 million as of December 31, 2011) of the total fines sought by the Macae Customs Office. The full decision is subject to further administrative appellate review, and the company understands that this further full review by a secondary appellate board is ongoing. The company is contesting the decision with respect to the remaining 6.0 million Brazilian reais (approximately $3.2 as of December 31, 2011) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Potential for Brazilian State Tax Assessment. The company is aware that a Brazilian state in which the company has operations has notified two of the company’s competitors that they are liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels that such competitors operate within the coastal waters of such state pursuant to charter agreements. The import tax being asserted is equal to a percentage (which could be as high as 16% for vessels entering that state’s waters prior to December 31, 2010 and 3% thereafter) of the affected vessels’ declared values. The company understands that the two companies involved are contesting the assessment through administrative proceedings before the taxing authority.

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors), have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its

Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing a vessel to start a new charter in Brazil, the company filed a suit on August 22, 2011 against the Brazilian state and judicially deposited the respective state tax for this newly imported vessel. As of December 31, 2011, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

Completion of Internal Investigation and Settlements with United States and Nigerian Agencies

A full discussion on the company’s internal investigation on its Nigerian operations is contained in Item 1 of this

Form 10-Q.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the company’s consolidated contractual obligations as of December 31, 2011 for the remaining months of fiscal 2012, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2011. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

(In thousands)	Payments Due by Fiscal Year
	Total	2012	2013	2014	2015	2016	More Than 5 Years
August 2011 Senior Notes	$165,000			—	—	—	165,000
August 2011 Senior Notes Interest	62,762	1,825	7,301	7,301	7,301	7,301	31,733
September 2010 Senior Notes	425,000	—	—	—	—	42,500	382,500
September 2010 Senior Notes Interest	145,348	4,510	18,041	18,041	18,042	17,693	69,021
July 2003 Senior Notes	235,000	—	60,000	140,000	—	35,000	—
July 2003 Senior Notes Interest	17,132	2,604	8,692	3,685	1,613	538	—
Vessel purchase obligations	83,872	38,750	45,122	—	—	—	—
Vessel construction obligations	336,143	59,800	201,020	75,323	—	—	—
Total obligations	$1,470,257	107,489	340,176	244,350	26,956	103,032	648,254

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

Under the sale/leaseback agreements, the company has the right to either re-acquire the six vessels at 75% of the original sales price or cause the owners to sell the vessels to a third-party under an arrangement where the company guarantees approximately 84% of the original lease value to the third party purchaser. The company also has the right to re-acquire the vessels prior to the end of the charter term with penalties of up to 5% assessed if purchased in years one and two of the five year lease. The company will recognize the deferred gain as income if it does not exercise its option to purchase the six vessels at the end of the operating lease term. If the company exercises its option to purchase these vessels, the deferred gain will reduce the vessels’ stated cost after exercising the purchase option.

Fiscal 2006 Sale/Leaseback

In March 2006, the company entered into agreements to sell five of its vessels that were under construction at the time to Banc of America Leasing & Capital LLC (BOAL&C), an unrelated third party, for $76.5 million and simultaneously entered into bareboat charter agreements with BOAL&C upon the vessels’ delivery to the market. Construction on these five vessels was completed at various times between March 2006 and March 2008, at which time the company sold the respective vessels and simultaneously entered into bareboat charter agreements.

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the assets on its books and the company is expensing periodic lease payments.

The bareboat charter agreements on the first two vessels expire in calendar year 2014 unless extended. The company has the option to extend the respective bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2017. The bareboat charter agreements on the third and fourth vessels expire in 2015 and the company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The bareboat charter agreement on the fifth vessel expires in 2016. The company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019. At the end of the basic term (or extended option periods), the company has an option to purchase each of the vessels at its then fair market value or to redeliver the vessel to its owner. The company may also purchase each of the vessels at their fixed amortized values, as outlined in the bareboat charter agreements, at the end of the fifth year, and again at the end of the seventh year, from the commencement dates of the respective charter agreements.

Future Minimum Lease Payments

As of December 31, 2011, the future minimum lease payments for the vessels under the operating lease terms are as follows:

	Fiscal 2010	Fiscal 2006
Fiscal year ending (In thousands)	Sale/Leaseback	Sale/Leaseback	Total
Remaining three months of 2012	$2,676	1,731	4,407
2013	10,702	6,924	17,626
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
2016	—	2,304	2,304
Thereafter	—	—	—
Total future lease payments	$26,917	23,108	50,025

For the quarters and the nine-month periods ended December 31, 2011 and 2010, the company expensed approximately $4.5 million and $13.5 million, respectively, on all of its bareboat charter arrangements.

Goodwill

For information regarding the $30.9 million non-cash goodwill impairment recorded during the quarter ended September 30, 2011, and the company’s annual impairment test as of December 31, 2011, please refer to Note (11) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Impairment of Long-Lived Assets

The company accounts for long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets, and reviews long-lived assets for impairment whenever events occur or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In such evaluation the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. The company estimates future cash flows based upon historical data adjusted for the company’s best estimate of future market performance that is based on industry trends. The company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value, considered Level 3, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value. Vessels with similar operating and marketing characteristics are grouped for asset impairment testing.

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

The company performed a review of all the vessels in its fleet for asset impairment during the quarter ended December 31, 2011. The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the nine-month periods ended December 31, 2011 and 2010, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except number of assets)	2011	2010	2011	2010
Amount of impairment incurred	$1,037	1,995	3,607	5,088
Combined fair value of assets incurring impairment	4,262	4,733	8,175	11,028

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

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at December 31, 2011 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2011, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
August 2011	$170,083	158,341	182,887
September 2010	437,309	409,634	467,321
July 2003	241,842	238,113	245,669
Total	$849,234	806,088	895,877

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

Derivatives

The company had no spot contracts outstanding at December 31, 2011. The company had nine foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011.

At December 31, 2011, the company had two British pound forward contracts outstanding totaling $7.7 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (6) to Notes to Unaudited Condensed Consolidated Financial Statements and elsewhere in this document. The forward contracts have expiration dates between March 2012 and June 2012. The combined change in fair value of the forward contracts was approximately $0.2 million, which was recorded as a foreign exchange loss during the nine months ended December 31, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of the end of the period covered by this report. Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be disclosed in the reports the company files and submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

The following table summarizes the stock repurchase activity for the three months ended December 31, 2011 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased

October 1, 2011 – October 31, 2011	—	$—	—	$200,000,000

November 1, 2011 – November 30, 2011	527,061	47.45	527,061	174,989,500

December 1, 2011—December 31, 2011	212,170	47.15	212,170	164,985,555

Total	739,231	$47.37	739,231

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

TIDEWATER INC.
(Registrant)

Date: February 3, 2012	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board, President and
Chief Executive Officer

Date: February 3, 2012	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: February 3, 2012	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.