Form 10-K
period 2012-03-31
TIDEWATER INC
filed 2012-05-21
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Large accelerated filer ☒    Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 30, 2011, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,162,374,995 based on the closing sales price as reported on the New York Stock Exchange of $42.50.

As of April 30, 2012, 51,252,071 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2012

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this report and in Item 1A. “Risk Factors” and include, without limitation, volatility in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation, especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight following the Deepwater Horizon incident; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

In certain places in this report, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity. The company does so for the convenience of our investors and potential investors and in an effort to provide information available in the market that will lead to a better understanding of the market environment in which the company operates. The company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

PART I

ITEM 1.    BUSINESS

Tidewater Inc., a Delaware corporation that is a listed company on the New York Stock Exchange under the symbol “TDW”, provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. The company was incorporated in 1956 and conducts its operations through wholly-owned United States (U.S.) and international subsidiaries, as well as through joint ventures in which Tidewater has majority and sometimes minority interests (where required to satisfy local ownership or content requirements). Unless otherwise required by the context, the term “company” as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

About Tidewater

The company provides offshore vessel services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic support; and a variety of specialized services such as pipe and cable laying. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service.

The company has one of the broadest operating global footprints in the offshore energy industry with operations in most of the world’s significant crude oil and natural gas exploration and production offshore regions so we can be close to our customers. Our wide operating footprint facilitates strong customer relationships and the ability to react quickly to local market conditions and changing customer needs. The company is also one of the most experienced international operators in the offshore energy industry with over five decades of international experience.

At March 31, 2012, the company had 342 vessels (of which 10 were owned by joint ventures, 67 were stacked and two were withdrawn from service) available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this report for additional information regarding our stacked vessels and vessels withdrawn from service.

The company also operates two shipyards, which construct, modify and repair vessels. The shipyards perform both repair work and new construction work for outside customers, as well as the construction, repair and modification of the company’s own vessels.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore marine vessel fleet. As is the case with other energy service companies, our business activity is largely dependent on the level of drilling and exploration activity by our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves.

Offices and Facilities

The company’s worldwide headquarters and principal executive offices are located at 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company’s U.S. marine operations are based in Amelia, Louisiana; Oxnard, California; and Houston, Texas. The company’s shipyards and shipyard operations are located in Houma, Louisiana. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico; Port of Spain, Trinidad; Aberdeen, Scotland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Perth, Australia; Shenzhen, China; Port Moresby, Papua New Guinea; Al Khobar, Kingdom of Saudi Arabia, and Dubai, United Arab Emirates. The company’s operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

Business Segments

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. Management decided to revise its reporting segments, largely because the company’s Sub-Saharan Africa/Europe and Latin American business regions had gained greater significance as a percentage of consolidated revenues and operating profit, while our former United States segment had declined in significance to consolidated revenues and operating profit. Prior period disclosures have been recast to reflect the change in reportable segments.

Our Americas segment includes the activities of our North American operations, which include the U.S. GOM and U.S. coastal waters of the Pacific and Atlantic oceans, Mexico, Trinidad and Brazilian operations. The Asia/Pacific segment includes our Australian and Southeast Asia and Pacific operations. Middle East/North Africa includes our operations in Egypt, the Arabian Gulf and India. Lastly, our Sub-Saharan Africa/Europe segment includes operations conducted along the East and West Coasts of Africa as well as operations around the Caspian Sea and the North Sea.

The principal customers in each of these business segments are major and independent oil and natural gas exploration, field development and production companies; foreign government-owned or government-controlled organizations and other companies that explore and produce oil and natural gas; drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

The company’s vessels are geographically dispersed throughout the major offshore crude oil and natural gas exploration and development areas of the world. Although the company considers, among other things, mobilization costs and the availability of suitable vessels in its fleet deployment decisions, and cabotage rules in certain international countries occasionally restrict the ability of the company to move vessels between markets, the company’s diverse, mobile asset base and the wide geographic distribution of its vessel assets enable the company to respond relatively quickly to changing market conditions. As such, significant variations between various regions tend to be of a short-term duration, as we routinely move vessels between and within geographic regions.

Revenues in each of our segments are derived primarily from vessel time charter contracts that are generally three months to three years in duration as determined by customer requirements, and from time charter contracts on a “spot” basis, which is a short-term agreement (one day to three months) to provide offshore marine services to a customer for a specific short-term job. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements include clauses to recover specific additional costs.

In each of our business segments, and depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets of the respective regions. The deepwater offshore market continues to be a growing sector in the offshore crude oil and natural gas markets due to technological developments that have made such exploration feasible. It is the one sector that has not experienced significant negative effects from the 2008-2009 global economic recession, largely because deepwater exploration and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions in regards to crude oil and natural gas prices and therefore are not as susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the April 2010 Deepwater Horizon incident did negatively affect the level of drilling activity off the continental shelf of the U.S. Gulf of Mexico (GOM) while the U.S. Department of the Interior, through the Bureau of Ocean Energy Management Regulation and Enforcement (BOEMRE) evaluated the causes of the incident and announced plans for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. The BOEMRE resumed deepwater exploration and drilling permitting by February 2011, although the pace of permitting has been slow. Also, in our Americas segment, drilling activity in the shallow and intermediate waters of the U.S. GOM has been negatively impacted by low natural gas prices.

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for a greater discussion of the company’s segments, including the macroeconomic environment we operated under. In addition, please refer to Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this report for segment, geographical data and major customer information.

Geographic Areas of Operation

The company’s fleet is deployed in the major global offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. GOM, the Persian/Arabian Gulf, and areas offshore Australia, Brazil, China, Egypt, India, Indonesia, Malaysia, Mexico, Thailand, Trinidad, and West and East Africa. The company regularly evaluates the deployment of its assets and repositions its vessels based on customer demand, relative market conditions, and other considerations.

Revenues and operating profit derived from our marine operations along with total marine assets for our segments for the fiscal years ended March 31 are summarized below:

(In thousands)
	2012	2011	2010
Revenues:
Vessel revenues:
Americas	$324,529	362,825	393,270
Asia/Pacific	153,752	176,877	170,358
Middle East/North Africa	109,489	92,151	93,379
Sub-Saharan Africa/Europe	472,698	419,360	481,155
Other operating revenues	6,539	4,175	30,472
	$1,067,007	1,055,388	1,168,634

Marine operating profit:
Vessel activity:
Americas	$56,003	49,341	37,533
Asia/Pacific	16,125	22,308	49,049
Middle East/North Africa	805	18,990	29,936
Sub-Saharan Africa/Europe	97,142	82,993	145,032
	170,075	173,632	261,550
Corporate expenses	(40,379)	(46,361)	(51,432)
Goodwill impairment	(30,932)	—	—
Gain on asset dispositions, net	17,657	13,228	28,178
Other operating expenses	(2,867)	(1,163)	2,034
Operating income	$113,554	139,336	240,330

Total marine assets:
Americas	$1,031,903	975,210	1,072,215
Asia/Pacific	654,357	583,569	436,985
Middle East/North Africa	405,625	369,122	192,938
Sub-Saharan Africa/Europe	1,565,260	1,325,657	1,174,202
Total marine assets	$3,657,145	3,253,558	2,876,340

Please refer to Item 7 of this report and Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this report for further disclosure of segment revenues, operating profits, and total assets by geographical areas in which the company operates.

Our Global Vessel Fleet

The company continues a disciplined vessel construction, acquisition and replacement program that was initiated with the intent of assuring the company’s presence in nearly all major oil and gas producing regions of the world through the replacement of aging vessels in the company’s fleet with fewer, larger, and more technologically sophisticated vessels. Since calendar 2000, the company has purchased and/or constructed 238 vessels at a total cost of approximately $3.4 billion and at March 31, 2012, has an additional 25 vessels under construction or committed to be purchased at a total cost of approximately $616.7 million. To date, the company has generally funded its vessel programs from its operating cash flows, funds provided by three private debt placements totaling $890 million in senior unsecured notes, a $125 million term bank loan, borrowings under revolving credit facilities, and various sales-leaseback arrangements.

The company’s strategy contemplates organic growth through the construction of vessels at a variety of shipyards worldwide and possible acquisitions of recently built vessels and/or other owners and operators having attractive offshore supply vessels and/ or vessel operations. The company has the largest number of new offshore supply vessels among its competitors in the industry, but it also has the largest number of older offshore supply vessels for which management regularly evaluates disposition and other alternatives. The company intends to pursue its long-term fleet replenishment and modernization strategy on a disciplined basis and, in each case, will carefully consider whether proposed investments and transactions have the appropriate risk/reward profile.

The average age of the company’s 330 owned or chartered vessel fleet (excluding joint-venture vessels and vessels withdrawn from service) in its fleet at March 31, 2012 is approximately 14.0 years. The average age of 215 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is approximately 5.7 years. The remaining 115 vessels have an average age of 29.6 years. Of the company’s 330 vessels,

72 are deepwater class vessels, 185 are in the non-deepwater towing-supply/supply class vessels, 52 are crew/utility class vessels and 21 are offshore tugs.

At March 31, 2012, the company had agreements to acquire three vessels and commitments to build 22 vessels at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.) at a total cost, including contract costs and other incidental costs, of approximately $616.7 million. Of the 22 new-build vessels, two are anchor handling towing supply (AHTS) vessels and have 8,200 brake horsepower (BHP), 15 are platform supply vessels (PSVs) ranging between 1,900 and 6,360 deadweight tons of cargo capacity, one is a fast crew/supply boat and four are crewboats. Scheduled delivery for these newbuild vessels began in April 2012, with delivery of the final vessel expected in May 2014. The company currently is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. A discussion of this matter is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Of the three vessels to be purchased, all three are deepwater PSVs. The aggregate approximate purchase price for these vessels is $58.4 million. The company took possession of one of the PSVs, which has 3,000 deadweight tons of cargo capacity, in April 2012 for a total cost of $19.8 million and expects to take possession of the remaining two PSVs, which have 3,500 deadweight tons of cargo capacity, in July 2012 and in September 2012 for a total aggregate cost of $38.6 million.

At March 31, 2012, the company had invested $244.5 million in progress payments towards the construction of 22 vessels and $12.9 million towards the purchase of the three PSVs. At March 31, 2012, the remaining expenditures necessary to complete construction of the 22 vessels currently under construction (based on contract prices) and to fund the acquisition of the three vessels was $359.3 million.

A discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (11) of Notes to Consolidated Financial Statements. The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 also contains a table comparing the actual March 31, 2012 vessel count and the average number of vessels by class and geographic distribution during the three years ended March 31, 2012, 2011 and 2010.

Between April 1999 and March 2012, the company also sold, primarily to buyers that operate outside of our industry, 603 vessels. Most of the vessel sales were at prices that exceeded their carrying values. The vessel sales were accompanied by sales restrictions on competition or else the company determined that the prospects of the vessel competing with our ongoing business were low. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $650 million and $300 million, respectively.

Our Vessel Classifications

Our vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. We disclose our vessel statistical information, such as revenue, utilization and average day rates, by vessel class. Listed below are our five major vessel classes along with a description of the type of vessels categorized in each class and the services the respective vessels typically perform. Tables comparing the average size of the company’s marine fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this report.

Deepwater Vessels

Included in this vessel class are large (typically greater than 230-feet and/or with at least 2,801 tons in dead weight cargo carrying capacity) PSVs and large, higher-horsepower (generally greater than 10,000 horsepower) AHTS vessels. This vessel class is generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs, platforms and other installations that operate in challenging environments and which typically involve complex projects. Platform supply vessels, which have large cargo capacities [both below deck (liquid mud tanks and dry bulk tanks) and above deck cargo capacities], serve drilling and production facilities and support offshore construction and maintenance work. The deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs. Due to the challenging environment that deepwater offshore rigs, platforms and other installations operate in, our deepwater AHTS and PSVs are outfitted with dynamic positioning (anchorless station-keeping) capabilities, which are primarily driven by safety considerations that preclude vessels from physically mooring to the installations and because our customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards especially in the wake of the Deepwater Horizon incident.

This class of vessel also includes specialty vessels that can support offshore well stimulation, construction work, subsea services and/or have fire fighting capabilities and/or accommodation facilities. These vessels are generally available for routine supply and towing services but are outfitted and primarily intended for specialty services. For example, these vessels can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems. Included in the specialty vessel category is the company’s one multi-purpose platform supply vessel (MPSV), which is designed for subsea service and construction support activities and which is significantly larger in size, more versatile, and more specialized than the PSVs discussed above. The MPSV also commands a higher day rate because the vessel has higher construction cost, operating costs and because of the aforementioned capabilities.

Towing-Supply and Supply Vessels

This is the company’s largest fleet class by number of vessels. Included in this class are non-deepwater towing/supply vessels with horsepower below 10,000 BHP, and non-deepwater platform supply vessels, or PSVs that are generally less than 230 feet. The vessels in this class perform the same functions and services as their deepwater vessel class counterparts except they are generally chartered to customers for use in intermediate and shallow waters.

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

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the following classes of vessels in the following percentages:

	Year Ended March 31,
	2012	2011	2010
Deepwater vessels	44.2%	39.6%	31.9%
Towing-supply/supply	44.9%	49.2%	56.9%
Crew/utility	7.7%	7.8%	7.9%
Offshore tugs	3.2%	3.4%	3.3%

Shipyard Operations

Quality Shipyards, L.L.C., a wholly-owned subsidiary of the company, operates two shipyards in Houma, Louisiana, that construct, upgrade and repair vessels. The shipyards perform repair work and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. During the last three fiscal years, Quality Shipyards, L.L.C. has constructed and delivered three 266-foot PSVs, and is currently constructing one 261-foot PSV for the company that is scheduled for delivery in October 2013. One of the 266-foot platform supply vessels was delivered in November 2011, while the other two were delivered at various times during fiscal 2010.

Customers and Contracting

The company’s operations are materially dependent upon the levels of activity in offshore crude oil and natural gas exploration, field development and production throughout the world, which is affected by trends in global crude oil and natural gas pricing, including expectations of future commodity pricing, which are ultimately influenced by the supply and demand relationship for these natural resources. The activity levels of our customers are also influenced by the cost of exploring for and producing crude oil and natural gas, which can be affected by environmental regulations, technological advances that affect energy production and consumption, significant weather conditions, the ability of our customers to raise capital, and local and international economic and political environments, including government mandated moratoriums. A discussion of current market conditions and trends appears under “Macroeconomic Environment and Outlook” in Item 7 of this report.

The company’s principal customers are major and independent oil and natural gas exploration, field development and production companies; foreign government-owned or government-controlled organizations and companies that explore and produce oil and natural gas; drilling contractors; and companies that provide other services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

In recent years, consolidation of exploration, field development, and production companies has occurred which reduces the number of customers for the company’s vessels and services, and may negatively affect exploration, field development and production activity as consolidated companies generally focus initially on increasing efficiency and reducing costs and delay or abandon exploration activity with less promise. Such activity could adversely affect demand for our vessels, and reduce the company’s revenues. This trend is likely to continue in the future, although for every merger in the industry, there is frequently a start-up company that takes the place of the merged company, in numerical terms, if not in levels of activity.

Our primary source of revenue is derived from time charter contracts on our vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. As noted above, these time charter contracts are generally either on a term or “spot” basis. There are no material differences in the cost structure of the company’s contracts based on whether the contracts are spot or term because the operating costs are generally the same without regard to the length of a contract.

The following table discloses our customers that accounted for 10% or more of total revenues during the years ended March 31:

	2012	2011	2010
Chevron Corporation (including its worldwide subsidiaries and affiliates)	17.4%	16.2%	18.3%
Petroleo Brasileiro SA	14.6%	15.4%	13.1%

While it is normal for our customer base to change over time as our time charter contracts turn over, the unexpected loss of either or both of these two significant customers could, at least in the short term, have a material adverse effect on the company’s vessel utilization and its results of operations. The five largest customers of the company in aggregate accounted for approximately 43% of our fiscal 2012 total revenues, while the 10 largest customers in aggregate accounted for approximately 59% of the company’s fiscal 2012 total revenues.

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

The company’s diverse, mobile asset base and the wide geographic distribution of its assets generally enable the company to respond relatively quickly to changes in market conditions and to provide a broad range of vessel services to its customers around the world. We believe the company has a competitive advantage because of the size, diversity and geographic distribution of our vessel fleet. Economies of scale and experience level in the many areas of the world in which we operate are also considered competitive advantages as is the company’s strong financial position.

According to ODS-Petrodata, the global offshore supply vessel market at the end of April 2012 had approximately 410 new-build offshore support vessels (PSVs and anchor handlers only), under construction that are expected to be delivered to the worldwide offshore vessel market primarily over the next three years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,745 vessels, of which Tidewater estimates more than 10% are stacked. An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 725 vessels, or 26%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, approximately one-third of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with absolute certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Challenges We Confront as an International Offshore Vessel Company

We operate in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions, may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks, it cannot eliminate entirely the foregoing risks, though the wide geographic dispersal of the company’s vessels helps reduce the potential impact of these risks. In addition, immigration, customs, tax and other regulations (and administrative and judicial interpretations thereof) can have a material impact on our ability to work in certain countries and on our operating costs.

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

Sonatide Joint Venture

The company has previously announced that its existing Sonatide joint venture agreement with Sonangol had been extended to May 31, 2012 to allow ongoing joint venture restructuring negotiations to continue.

The company has from time to time also provided updates regarding the status of its continuing negotiations with Sonangol to put its Sonatide joint venture on a more permanent footing after a number of temporary extensions of the original joint venture agreement. As previously disclosed, in March 2012, Sonangol informed Tidewater that it would not permit further vessel contracting activity by Sonatide until the joint venture negotiations had been resolved to the parties’ mutual satisfaction. As a result, the company has begun deploying vessels (at prevailing market day rates) to other markets as those vessels become available.

The company has recently exchanged proposals and is continuing discussions with Sonangol. In the most recent meeting between the two negotiating teams, only modest progress was made in the restructuring negotiations, and important and fundamental issues regarding the restructured relationship remain outstanding and unresolved. In that meeting, Sonangol and the company discussed a number of topics, up to and including the potential issues associated with a wind up of the existing joint venture in the event restructuring discussions are not ultimately successful. If negotiations relating to putting the Sonatide joint venture on a more permanent footing are ultimately unsuccessful, the company will work toward an orderly wind up of the joint venture. We believe, however, that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels appears to be well balanced (and the market for deepwater supply vessels is currently strong), there would be financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

For the year ended March 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $254 million, or 24% of its consolidated vessel revenue, from an average of approximately 93 vessels (14 of which were stacked on average in fiscal 2012), and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23% of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011). As of March 31, 2012, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $46 million.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the “Convention”) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on those ships) that are engaged in commercial activities. To date, this Convention has been ratified by 25 countries, namely, Antigua and Barbuda, Australia, the Bahamas, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Denmark, Kiribati, Latvia, Liberia, Luxembourg, Marshall Islands, Netherlands, Norway, Panama, Poland, Saint Kitts and Nevis, St. Vincent and the Grenadines, Singapore, Spain, Switzerland, Togo and Tuvalu. Instruments of ratification have been received but registration is pending for Gabon. The aforementioned 26 countries represent more than 50% of the world’s vessel tonnage. If 30 Member States ratify the Convention, then, within 12 months thereof, the Convention will become law. Even though the company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues, and the company continues to work with industry representatives to oppose ratification of this Convention, the company continues to assess its seafarer labor relationships, including benefits provided, and to review its fleet operational practices in light of the Convention requirements. Should this Convention become law, the company and its customers’ operations may be negatively affected by future compliance costs.

Government Regulation

The company is subject to various United States federal, state and local statutes and regulations governing the operation and maintenance of its vessels. The company’s U.S. flagged vessels are subject to the jurisdiction of the United States Coast Guard, the United States Customs and Border Protection, and the United States Maritime Administration. The company is also subject to international laws and conventions and the laws of international jurisdictions where the company and its offshore vessels operate.

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the company must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 18% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2012.

The laws of the U.S. require that vessels engaged in the U.S. coastwise trade must be built in the U.S. In addition, once a U.S.-built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flagged vessels must operate outside of the U.S. coastwise trade. Of the total 342 vessels owned or operated by the company at March 31, 2012, 290 vessels were registered under flags other than the United States and 52 vessels were registered under the U.S. flag. If the company is not able to secure adequate numbers of charters abroad for its non-U.S. flag vessels, even if work would otherwise have been available for such vessels in the United States, these vessels cannot operate in the U.S. coastwise trade, and the company’s financial performance could be affected.

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

The company is in compliance with the International Ship and Port Facility Security Code (ISPS), an amendment to the Safety of Life at Sea (SOLAS) Convention (1974/1988), and further mandated in the Maritime Transportation and Security Act of 2002 to align United States regulations with those of SOLAS and the ISPS Code. Under the ISPS Code, the company performs worldwide security assessments, risk analyses, and develops vessel and required port facility security plans to enhance safe and secure vessel and facility operations. Additionally, the company has developed security annexes for those U.S. flag vessels that transit or work in waters designated as high risk by the United States Coast Guard pursuant to the latest revision of Marsec Directive 104-6.

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

The company is also involved in various legal proceedings that relate to asbestos and other environmental matters. In the opinion of management, based on current information, the amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard its vessels and at shore-based locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment, if accidents were to occur. In addition, the company has established operating policies that are intended to increase awareness of actions that may harm the environment.

Safety

We are committed to ensuring the safety of our operations for both our employees and our customers. The company’s principal operations occur in offshore waters where the workplace environment presents safety challenges. Because the work environment presents these challenges, the company works diligently to maintain workplace safety. Management regularly communicates with its personnel to promote safety and instill safe work habits through company media and safety review sessions. We also regularly conduct safety training meetings for our seamen and shore based staff personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. Our Director of Health, Safety and Environmental Management is involved in proactive efforts to prevent accidents and injuries and reviews all incidents that occur throughout the company. In addition, the company employs safety personnel at every operating location who are responsible for administering the company’s safety programs and fostering the company’s safety culture. We believe that every employee is a safety supervisor, and gives each employee the right, the responsibility, and the obligation to stop any operation that the employee deems to be unsafe, whether it is deemed to be, in retrospect, unsafe or not.

Risk Management

The operation of any marine vessel involves an inherent risk of marine losses attributable to adverse sea and weather conditions, mechanical failure, and collisions, as well as, physical damage to the vessel. In addition, the nature of our operations exposes the company to the potential risks of damage to and loss of drilling rigs and production facilities, hostile activities attributable to war, sabotage, pirates and terrorism, as well as business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may result in a reduction in revenues or increased costs. The company’s vessels are generally insured for their estimated market value against damage or loss, including war, acts of terrorism, and pollution risks, but the company does not fully insure for business interruption. The company also carries workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

The company seeks to secure appropriate insurance coverage at competitive rates by maintaining a self-retention layer up to certain limits on its marine package policy. The company carefully monitors claims and participates actively in claims estimates and adjustments. Estimated costs of self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

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

Management believes that the company’s insurance coverage is adequate. The company has not experienced a loss in excess of insurance policy limits; however, there is no assurance that the company’s liability coverage will be adequate to cover potential claims that may arise. While the company believes that it should be able to maintain adequate insurance in the future at rates considered commercially acceptable, it cannot guarantee such with the current level of uncertainty in the markets the company operates.

Raw Materials

The company’s wholly-owned subsidiary, Quality Shipyards, L.L.C., performs both repair work and new construction work for outside customers, as well as the construction, repair and modification of the company’s own vessels. The shipyard operations require raw materials, such as alloy steels in various forms, welding gases, paint, fuels and lubricants, which are available from multiple sources and subject to price volatility. The shipyard does not depend on any one supplier or source for any of these materials. Although shortages for some of these materials and fuels have occurred from time to time, no material shortage currently exists nor does the shipyard anticipate any shortages. The commodity price for iron ore, the main component of steel, is typically volatile, and shortages may occur from time to time.

Seasonality

The company’s global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work. Hurricanes, cyclones, monsoon season, and severe weather can impact operations. The company’s U.S. GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tends to slow or halt in an effort to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the U.S. GOM. However, demand for offshore marine vessels typically increases in the U.S. GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. The company’s vessels that operate in Southeast Asia and Pacific are impacted by the monsoon season, which moves across the region from November to April. The vessels that operate in Australia are impacted by cyclone season from November to April. Customers in this region, where possible, plan business activities around the cyclone season; however, Australia generally has high trade winds during the non-cyclone season and, as such, the impact of cyclone season on our operations is not significant. Although hurricanes, cyclones, monsoons and other severe weather can impact operations, the company’s business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand conditions for the company’s offshore marine services than any seasonal variation.

Employees

As of March 31, 2012, the company had approximately 7,650 employees worldwide. The company strives to maintain excellent relations with its employees. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. GOM were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Executive Officers of the Registrant

The name of each of our executive officers, together with their respective age and all offices held as of March 31, 2012 is as follows:

Name	Age	Position

Dean E. Taylor	63

Chairman of the Board of Directors since 2003. Chief Executive Officer since March 2002. President since October 2001. Executive Vice President from 2000 to 2001. Senior Vice President from 1998 to 2000.

Jeffrey M. Platt	54	Chief Operating Officer since March 2010. Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.

Quinn P. Fanning	48

Chief Financial Officer since September 2008. Executive Vice President since July 2008. Prior to July 2008, Mr. Fanning was a Managing Director with Citigroup Global Markets Inc. and generally focused on advisory services for the energy industry.

Joseph M. Bennett	56

Executive Vice President since June 2008. Chief Investor Relations Officer since 2005. Senior Vice President from 2005 to May 2008. Principal Accounting Officer from 2001 to May 2008. Vice President from 2001 to 2005. Controller from 1990 to 2005.

Bruce D. Lundstrom	48	Executive Vice President since August 2008. Senior Vice President from September 2007 to July 2008. General Counsel since September 24, 2007.

On April 18, 2012, Dean E. Taylor, President, Chief Executive Officer and Chairman of the Board announced his retirement as President and Chief Executive Officer of Tidewater Inc. effective May 31, 2012. To succeed Mr. Taylor as President and Chief Executive Officer is Jeffrey M. Platt effective June 1, 2012. Mr. Taylor will continue as Tidewater’s non-executive Chairman of the Board. Succeeding Mr. Platt as Chief Operating Officer is Jeffrey A. Gorski. Mr. Gorski joined Tidewater as Senior Vice President in January 2012.

There are no family relationships between the directors or executive officers of the company. The company’s officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

Available Information

We make available free of charge, on or through our website (www.tdw.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The SEC maintains a website that contains the company’s reports, proxy and information statements, and the company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the company’s website is not part of any report that it files with the SEC.

We also make available its Code of Business Conduct and Ethics (Code), which is posted on our website, for its directors, chief executive officer, chief financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. We will make timely disclosure by a Current Report on Form 8-K and on our website of any change to, or waiver from, the Code of Business Conduct and Ethics for our principal executive and senior financial officers. Any changes or waivers to the Code will be maintained on the company’s website for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130.

ITEM 1A.  RISK FACTORS

We operate globally in challenging and highly competitive markets and thus our business is subject to a variety of risks. Listed below are some of the more critical or unique risk factors identified as affecting or potentially affecting our company and the offshore marine service industry. In addition, we are also subject to a variety of risks and uncertainties not known to us or that we currently believe are not as significant as the risks described below. You should consider these risks when evaluating any of the company’s forward-looking statements. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this Annual Report on Form 10-K.

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

Factors that affect the supply of crude oil and natural gas include, but are not limited to, the following: global demand for the hydrocarbons; the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; sanctions imposed by the U.S., the European Union, or other governments against oil producing countries; political and economic uncertainties (including wars, terrorist acts or security operations); advances in exploration and field development technologies; significant weather conditions; and governmental policies/restrictions placed on exploration and production of natural resources.

Prolonged material downturns in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production companies given the long-term nature of large-scale development projects, which would likely result in a corresponding decline in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates, which would have a material adverse effect on our results of operations, cash flows and financial condition. Higher commodity prices, however, do not necessarily translate into increased demand for offshore support vessel services as increased commodity supply could come from land-based energy markets.

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

Changes in the Level of Capital Spending by Our Customers

Our principal customers are major and independent oil and natural gas exploration, field development and production companies; foreign government-owned or -controlled organizations and companies that explore and produce oil and natural gas; drilling contractors; and companies that provide other services to the offshore energy industry, such as, offshore construction companies, diving companies and well stimulation companies. Demand for our vessels, and thus our results of operations are highly dependent on the level of capital spending for exploration and field development by the companies that operate in the energy industry. The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. When commodity prices are low, or when our customers believe that they will be low in the future, our customers generally reduce their capital spending budgets for onshore and offshore drilling, exploration and field development. The level of offshore crude oil and natural gas exploration, development and production activity has historically been volatile, and that volatility is likely to continue.

Other factors that influence the level of capital spending by our customers that are beyond our control include: worldwide demand for crude oil and natural gas; the cost of offshore exploration and production of crude oil and natural gas, which can be affected by environmental regulations; significant weather conditions; technological advances that affect energy production and consumption; local and international economic and political environment; the availability and cost of financing.

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

The Offshore Marine Service Industry is Highly Competitive

We operate in a highly competitive industry, which could depress vessel charter rates and utilization and adversely affect our financial performance. We compete for business with our competitors on the basis of price; reputation for quality service; quality, suitability and technical capabilities of vessels; availability of vessels; safety and efficiency; cost of mobilizing vessels from one market to a different market; and national flag preference. In addition, competition in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors that favor or require local ownership. In general, declines in the level of offshore drilling and development activity by the energy industry negatively affects the demand for our vessels and results in downward pressure on day rates. Extended periods of low vessel demand and/or low day rates reduce the company’s revenues.

Risk Associated With the Loss of a Major Customer

We derive a significant amount of revenue from a few customers. For the years ended March 31, 2012, 2011 and 2010, the five largest customers accounted for approximately 43%, 45%, and 47%, respectively, of the company’s total revenues, while the 10 largest customers accounted for a respective 59%, 63%, and 62% of our total revenues. While it is normal for our customer base to change over time as our time charter contracts turn over, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers decide to interrupt or curtail their activities; terminate their contracts with us; fail to renew existing contracts; and/or refuse to award new contracts, and we were unable to contract our vessels with new customers at comparable day rates.

Unconventional Natural Gas Sources are Exerting Downward Pricing Pressures on the Price of Natural Gas

The rise in production of unconventional gas resources (onshore shale plays resulting from technological advancements in horizontal drilling and fracturing) in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) export facilities around the world are contributing to an over-supplied natural gas market. While production of natural gas from unconventional sources is still a relatively small portion of the worldwide natural gas production, it is increasing because improved drilling efficiencies are lowering the costs of extraction. There is a significant oversupply of natural gas inventories in the United States in part due to the increase of unconventional gas in the market. Prolonged increases in the worldwide supply of natural gas, whether from conventional or unconventional sources, will likely continue to weigh on natural gas prices. A prolonged period of low natural gas prices would likely have a negative impact on development plans of exploration and production companies (at least in regards to development plans primarily targeting natural gas), which in turn, may result in a decrease in demand for offshore support vessel services. This effect could be particularly acute in our Americas segments, specifically our shallow water U.S. GOM operations, which is more oriented towards natural gas than crude oil production, and therefore more sensitive to the changes in the market pricing for natural gas than to changes in the market pricing of crude oil.

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

Prolonged material economic downturns in crude oil and natural gas prices can negatively affect the development plans of exploration and production companies. In addition, a prolonged recession may result in a decrease in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates, which would have a material adverse effect on the company’s results of operations, cash flows and financial condition. Prior to mid-2008, oil and gas companies had increased their respective exploration and field development activities in response to a very favorable pricing environment for oil and gas that existed at that time. Worldwide demand for crude oil and natural gas dropped precipitously and energy prices sharply declined as a result of a 2008-2009 global economic recession. Several years later, there are signs that economic improvement is underway; however, the pace of recovery and demand for energy and, in turn, offshore supply vessel services is still recovering. In addition, the recent increases in crude oil prices, resulting from higher demand for hydrocarbons and civil unrest in the Middle East and North African oil producing and exporting countries, renewed economists’ concerns that high energy prices could imperil the economic recovery, although high commodity pricing generally bodes well for the energy industry.

Potential Overcapacity in the Offshore Marine Industry

Over the past decade, as offshore exploration and production activities increasingly focused on deepwater well exploration, field development and production, offshore service companies, such as ours, constructed specialized offshore vessels that are capable of supporting complex deepwater and deep well (defined by well depth rather than water depth) projects that are generally located in challenging environments. During this time, construction of offshore vessels increased significantly in order to meet customer demands. Excess offshore supply vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the market and also when vessels migrate between market areas. While the company is committed to the construction of additional vessels, it has also sold and/or scrapped a significant number of vessels over the last several years. A discussion about the aging of the company’s fleet, which has necessitated the company’s new vessel construction programs, appears in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this report.

The offshore supply vessel market has approximately 410 new-build offshore support vessels (platform supply vessels and anchor handlers only), under construction that are expected to be delivered to the worldwide offshore vessel market primarily over the next three years, according to ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,745 vessels, according to the same source. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company.

In addition, the provisions of the Shipping Act restricting engagement of U.S. coastwise trade to vessels controlled by U.S. citizens may from time to time be circumvented by foreign competitors that seek to engage in trade reserved for vessels controlled by U.S. citizens and otherwise qualifying for coastwise trade. A repeal, suspension or significant modification of the Shipping Act, or the administrative erosion of its benefits, permitting vessels that are either foreign-flagged, foreign-built, foreign-owned, foreign-controlled or foreign-

operated to engage in the U.S. coastwise trade, could also result in excess vessel capacity and increased competition especially for our vessels that operate in North America.

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

Also, difficult economic market conditions and/or prolonged distress in credit and capital markets may hamper the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. In addition, there is always the risk of insolvency of the shipyards that construct or drydock our vessels, which could adversely affect our new construction or repair programs, and consequently, adversely affect our financial condition, results of operations or cash flows.

Risks Associated with Operating Internationally

We operate in various regions throughout the world, which exposes us to many risks inherent in doing business in countries other than the United States, some of which have recently become more pronounced. Our customary risks of operating internationally include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country (please refer to Item 7 in this report and Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report for a discussion of our Venezuelan operations regarding vessel seizures); foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit and retain management of overseas operations; difficulties in collecting accounts receivable and longer collection periods, changing taxation policies, fluctuations in currency exchange rates, revaluations, devaluations and restrictions on repatriation of currency; and import/export quotas and restrictions or other trade barriers - most of which are beyond the control of the company.

The company is also subject to acts of piracy and kidnappings that put its assets and personnel at risk. The increase in the level of these criminal or terrorist acts over the last few years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters, the company is particularly vulnerable to these kinds of unlawful activities. Although the company takes what it considers to be prudent measures to protect its personnel and assets in markets that present these risks, it has confronted these kinds of incidents in the past, and there can be no assurance it will not be subjected to them in the future.

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

Risks Associated with Doing Business Through Joint Ventures

The company operates in several foreign areas through a joint venture with a local company, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures inevitably requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our partner or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations and affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our vessels in another area. The unwinding of an existing relationship could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of vessels to another area could adversely affect our financial condition, results of operations or cash flows.

International Operations Exposed to Currency Devaluation and Fluctuation Risk

Since we are a global company, our international operations are exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies and the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our assets and liabilities denominated in currencies other than our functional currency are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

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

Operational Hazards Inherent to the Offshore Marine Vessel Industry

The operation of any marine vessel involves inherent risk that could adversely affect our financial performance if we are not adequately insured or indemnified. Our operations are also subject to various operating hazards and risks, including risk of catastrophic marine disaster; adverse sea and weather conditions; mechanical failure; navigation errors; collisions and property losses to the vessel; damage to and loss of drilling rigs and production facilities; war, sabotage, pirate and terrorism risks; and business interruption due to political action or inaction, including nationalization of assets by foreign governments.

These risks present a threat to the safety of personnel and to our vessels, cargo, equipment under tow and other property, as well as the environment. Any such event may result in a reduction in revenues, increased costs, property damage, and additionally, third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business. We carry what we consider to be prudent levels of liability insurance and our vessels are generally insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks, but the company does not fully insure for business interruption. Our insurance coverages are subject to deductibles and certain exclusions. We can provide no assurance, however, that our insurance coverages will be available beyond the renewal periods, that we will be able to obtain insurance for all operational risks and that our insurance policies will be adequate to cover future claims that may arise.

Compliance with the Foreign Corrupt Practices Act and Similar Worldwide Anti-Bribery Laws

Our global operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. In order to effectively compete in certain foreign jurisdictions, the company seeks to establish joint ventures with local operators or strategic partners. As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA, but we may be held liable for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA. Any determination that we have violated the FCPA (or any other applicable anti-bribery laws in countries in which the company does business) could have a material adverse effect on our business, results of operations, and cash flows. A discussion of the company’s FCPA internal investigation is disclosed in the “Completion of Internal Investigation and Settlements with United States and Nigerian Agencies” section of Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Compliance with Complex and Developing Laws and Regulations

Our operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard and the United States Customs and Border Protection and their foreign equivalents, and to regulation by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association.

Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws and regulations may require installation of costly equipment, increased manning or operational changes. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject the company to liability without regard to whether the company was negligent or at fault.

Further, many of the countries in which the company operates have laws, regulations and enforcement systems that are largely undeveloped, and the requirements of these systems are not always readily discernable even to experienced and proactive participants. Further, these laws, regulations and enforcement systems can be unpredictable and subject to frequent change or reinterpretation, sometimes with retroactive effect, and with associated taxes, fees, fines or penalties sought from the company based on that reinterpretation or retroactive effect. While the company endeavors to comply with applicable laws and regulations, the company’s compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of the company’s operations. These laws and regulations may expose the company to liability for the conduct of or conditions caused by others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that the company may not be able to pass along to its customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect the company’s financial condition, results of operations or cash flows.

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

Risk of Changes in Laws Governing U.S. Taxation of Foreign Source Income

We operate globally through various subsidiaries which are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we conduct our business, including laws or policies directed toward companies organized in jurisdictions with low tax rates. We determine our income tax expense based on our interpretation of the applicable tax laws and regulations in effect in each jurisdiction for the period during which we operate and earn income. A material change in the tax laws, tax treaties, regulations or accounting principles, or interpretation thereof, in one or more countries in which we conduct business, or in which we are incorporated or a resident of, could result in a higher effective tax rate on our worldwide earnings, and such change could be significant to our financial results. In addition, our overall effective tax rate could be adversely and suddenly affected by lower than anticipated earnings in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, or by changes in the valuation of our deferred tax assets and liabilities.

Over 90% of the company’s revenues and net income are generated by its operations outside of the United States. The company’s effective tax rate has averaged approximately 18.8% since fiscal 2006, primarily a result of the passage of The American Jobs Creation Act of 2004, which excluded from the company’s current taxable income in the U.S. income earned offshore through the company’s controlled foreign subsidiaries.

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

The Deepwater Horizon Incident and the Aftereffects of the Drilling Moratorium in the U.S. GOM Could Have a Material Impact on Exploration and Production Activities in United States Coastal Waters

The success and profitability of our operations in the United States are dependent on the level of upstream drilling and exploration activity in the U.S. GOM, and to a lesser extent on the West Coast of the United States and in Alaska. In particular, many of our new-build vessels were designed to operate in deep water off the continental shelf to assist in drilling and exploration efforts in that area. The margins we earn on our deepwater vessels have typically been higher than margins we achieve on other classes of our vessels. Although the BOEMRE is now issuing new drilling permits, the new regulations and requirements could suppress the level of drilling activity and demand for our services, which could have a material adverse effect on our U.S. operations which are part of our Americas segment. In addition, if exploration and production activity migrates from the U.S. GOM to international markets because of the these additional regulations and resulting increase in operating costs in the U.S. GOM, it is also possible that other offshore supply vessel owners will redeploy their respective vessels to international markets where we operate. These mobilizations would increase competition and thus could negatively affect our vessel utilization and day rates in international markets, depending on the number of drilling rigs that exit the U.S. GOM and move to international markets.

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

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Derivative Suit

In mid-February 2011, an individual claiming to be a Tidewater shareholder filed a shareholder derivative suit in the U.S. District Court for the Eastern District of Louisiana. The defendants in the suit are individual directors and certain officers of Tidewater Inc. Tidewater Inc. is also a nominal defendant in the lawsuit. The suit asserts various causes of action, including breach of fiduciary duty, against the individual defendants in connection with the facts and circumstances giving rise to the settlements with the DOJ and SEC and seeks a number of remedies against the individual defendants and the company as a result. For a discussion of the settlements with the DOJ and SEC regarding matters arising under the United States Foreign Corrupt Practices Act, refer to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report. While the company will incur costs in connection with the defense of this law suit, the suit does not seek monetary damages against the company. The individual defendants and the company have retained legal counsel. The lawsuit is still in an early stage.

Other Items

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (11) of Notes to Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange under the symbol “TDW.” At March 31, 2012, there were 798 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 30, 2012 (last business day of the month) was $54.02. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	September 30	December 31	March 31

Fiscal 2012 common stock prices:
High	$ 60.59	$ 56.07	$ 52.34	$ 63.26
Low	48.96	43.10	38.83	48.52
Dividend	.25	.25	.25	.25

Fiscal 2011 common stock prices:
High	$ 57.08	$ 44.99	$ 54.15	$ 63.55
Low	38.65	38.00	42.81	52.44
Dividend	.25	.25	.25	.25

Issuer Repurchases of Equity Securities

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective date of this new authorization is July 1, 2012 through June 30, 2013. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases.

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is in effect through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At March 31, 2012, $165.0 million authorization remains available to repurchase shares under the May 2011 share repurchase program.

The company’s Board of Directors had previously authorized the company in July 2009 to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program was replaced in May 2011 when the Board of Directors extended the program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2012	2011	2010
Value of common stock repurchased	$35,015	19,998	—
Shares of common stock repurchased	739,231	486,800	—
Average price paid per common share	$47.37	41.06	—

All shares of common stock repurchased during fiscal 2012 occurred in the third quarter ended December 31, 2011, while the shares repurchased during fiscal 2011 occurred during the first quarter ended June 30, 2010.

During the period April 1, 2012 through May 15, 2012, pursuant to the company’s stock repurchase plan discussed in Note (8) of Notes to Consolidated Financial Statements, the company repurchased 435,300 shares of common stock for an aggregated price of $21.4 million, or an average price of $49.28 per share.

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the years ended March 31:

(In thousands, except per share data)	2012	2011	2010
Dividends declared	$51,370	51,507	51,735
Dividend per share	1.00	1.00	1.00

Performance Graph

The following graph compares the cumulative total stockholder return on the company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index (the “Peer Group”) over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2007, at closing prices on March 31, 2007, and the reinvestment of dividends. The Value Line Oilfield Services Group consists of 25 companies including Tidewater Inc.

Indexed returns Years ended March 31
Company name/Index	2007	2008	2009	2010	2011	2012

Tidewater Inc.	100	95.03	65.43	85.11	110.03	101.21
S&P 500	100	94.92	58.77	88.02	101.79	110.48
Peer Group	100	130.87	59.02	97.68	140.90	112.95

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

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2012	2011 (A)	2010 (B)	2009	2008
Statement of Earnings Data :
Revenues:
Vessel revenues	$1,060,468	1,051,213	1,138,162	1,356,322	1,215,134
Other marine services revenues	6,539	4,175	30,472	34,513	55,037
	$1,067,007	1,055,388	1,168,634	1,390,835	1,270,171

Gain on asset dispositions, net	$17,657	13,228	28,178	27,251	11,449

Provision for Venezuelan operations	$—	—	43,720	—	—

Goodwill Impairment (C)	$30,932	—	—	—	—

Net earnings	$87,411	105,616	259,476	406,898	348,763

Basic earnings per common share	$1.71	2.06	5.04	7.92	6.43

Diluted earnings per common share	$1.70	2.05	5.02	7.89	6.39

Cash dividends declared per common share (D)	$1.00	1.00	1.00	1.00	.60

Balance Sheet Data (at end of period):
Cash and cash equivalents	$320,710	245,720	223,070	250,793	270,205

Total assets	$4,061,618	3,748,116	3,293,357	3,073,804	2,751,780

Current maturities of long-term debt	$—	—	25,000	—	—

Long-term debt	$950,000	700,000	275,000	300,000	300,000

Capitalized lease obligations	$—	—	—	—	10,059

Stockholders’ equity	$2,526,357	2,513,944	2,464,030	2,244,678	1,930,084

Working capital	$455,171	395,558	380,915	431,101	431,691

Current ratio	2.91	3.15	2.86	3.12	3.17

Cash Flow Data:
Net cash provided by operating activities	$222,421	264,206	328,261	523,889	486,842

Net cash used in investing activities	$(315,081)	(569,943)	(298,482)	(434,055)	(272,001)

Net cash provided by (used in) financing activities	$167,650	328,387	(57,502)	(109,246)	(338,442)

(A)

Fiscal 2011 net earnings includes a $4.4 million, or $0.08 per common share, final settlement with the DOJ and a $6.3 million, or $0.12 per common share, settlement with the Federal Government of Nigeria related to the internal investigation as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

(B)

In addition to the Provision for Venezuelan operations separately noted above, fiscal 2010 net earnings includes (1) the reversal of $36.1 million, or $0.70 per common share, of uncertain tax positions related to the resolution of a tax dispute with the U.S. IRS as disclosed in Note (3) of Notes to Consolidated Financial Statements, (2) an $11.4 million, or $0.22 per common share, proposed settlement with the SEC related to the internal investigation as disclosed in Note (11) of Notes to Consolidated Financial Statements, and (3) an $11.0 million, or $0.21 per common share, foreign exchange gain resulting from the devaluation of the Venezuelan bolivar fuerte relative to the U.S. dollar.

(C)

During the quarter ended September 30, 2011, the company recorded a $30.9 million non-cash goodwill impairment charge ($22.1 million after-tax, or $0.43 per share) as disclosed in Note (13) of Notes to Consolidated Financial Statements.

(D)

In May 2008, the company’s Board of Directors authorized the increase of the company’s quarterly dividend from $0.15 per share to $0.25 per share, a 67% increase. The declaration of dividends is at the discretion of the company’s Board of Directors.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2012 and 2011 and for the years ended March 31, 2012, 2011 and 2010 that we included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or those anticipated in its forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this report. With respect to this section, the cautionary language applicable to such forward-looking statements described in “Forward-Looking Statements” found before Item 1 of this report is incorporated by reference into this Item 7. The following discussion should also be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related disclosures of this report.

Fiscal 2012 Business Highlights and Key Focus

During fiscal 2012 the company continued to focus on maintaining its competitive advantages and its market share in international markets, and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older, or traditional, vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled downtime, and maintaining disciplined cost control.

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

During the quarter ended September 30, 2011, our International and United States segments were revised to form four new operating segments. We now manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The new segments are reflective of how the company’s chief operating decision maker reviews operating results for the purposes of allocating resources and assessing performance. Management decided to reorganize its reporting segments largely because the company’s Sub-Saharan Africa/Europe and Latin American business regions had gained greater significance as a percentage of consolidated revenues and operating profit, while our former United States segment had decreased in its significance to consolidated revenues and operating profit. Prior period disclosures have been recast to reflect the change in reportable segments.

Although the company’s revenue during fiscal 2012 increased $11.6 million, or a modest 1%, over the revenues earned during fiscal 2011, the company’s consolidated net earnings decreased 17%, or $18.2 million, during fiscal 2012, reflecting a $30.9 million non-cash goodwill impairment charge ($22.1 million after-tax, or $0.43 per share) recorded during the quarter ended September 30, 2011 on the company’s Middle East/North Africa segment as disclosed in Note (15) of Notes Consolidated Financial Statements included in Part I, Item 1 of this report, an $11.1 million, or 8%, increase in general and administrative expenses; and $11.5 million, or 107%, higher interest and debt costs as disclosed in Note (4) of Notes to Consolidated Financial Statements.

Partially offsetting the increase in these expenses was a $4.4 million, or 33%, increase in gain on asset dispositions, net, and a 44%, or $18.9 million, reduction in income taxes due to the expiration of statutes of limitations with respect to tax liabilities that had been established previously for uncertain tax positions as disclosed in Note (3) of Notes to Consolidated Financial Statements and due to lower earnings before income taxes. Other operating revenues increased approximately $2.4 million, or 57%, during the same comparative periods primarily because ship construction at the company’s shipyards increased during the current period.

In January 2011, the company amended and extended its then existing $450 million credit facility (the “previous facility”) and established $575 million in new credit facilities (the “new facilities”) for a five year period maturing January 2016. The new facilities include a $125 million term loan (“term loan”) and a $450 million revolving line of credit (“revolver”). The new facilities revolver and term loan borrowings bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates, plus margins between 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. In January 2012, the company elected to draw on the entire $125 million term loan facility to fund working capital and for general corporate purposes. Principal repayments of any term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013.

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. The multiple series of notes were issued with maturities ranging from approximately eight to 10 years and have a weighted average life to maturity of approximately nine years. The weighted average coupon rate on the notes is 4.42%. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

We continued our vessel construction and acquisition program during fiscal 2012 that had begun in calendar year 2000. This program facilitated the company’s entrance into deepwater markets around the world in addition to allowing the company to begin to replace its core towing supply/supply fleet with fewer, larger, and more technologically sophisticated vessels in order to meet our customers’ needs. The vessel construction and acquisition program was initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world through the replacement of aging vessels in the company’s core fleet. During this time, the company has purchased and/or constructed 238 vessels at a total cost of approximately $3.4 billion. Between April 1999 and March 2012, the company also sold, primarily to buyers that operate outside of our industry, 603 vessels. Most of the vessel sales were at prices that exceeded their carrying values. The vessel sales were accompanied by sales restrictions on competition or else the company determined that the prospects of the vessel competing with our ongoing business were low. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $650 million and $300 million, respectively.

In recent years, the company has generally funded vessel additions with operating cash flow, and funds provided by the July 2003 private placement of $300 million, the September 2010 private placement of $425 million, and the August 15, 2011 private placement of $165 million in senior unsecured notes, borrowings under its revolving credit facilities and $125 million bank term loan and various leasing arrangements.

At March 31, 2012, the company had agreements to acquire three vessels and commitments to build 22 vessels at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.) at a total cost, including contract costs and other incidental costs, of approximately $616.7 million. At March 31, 2012, the company had invested $244.5 million in progress payments towards the construction of 22 vessels and $12.9 million towards the purchase of three vessels. At March 31, 2012, the remaining expenditures necessary to complete construction of the 22 vessels currently under construction (based on contract prices) and to fund the acquisition of the three vessels was $359.3 million. A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

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

During fiscal 2012, the price of crude oil increased as positive economic news related to consumer spending, improvements in employment data, and higher consumer confidence in the U.S. indicated that the tenuous economic recovery may not be losing its momentum in the U.S. In addition, crude oil prices increased during fiscal 2012 due to potential supply interruptions resulting from geopolitical tensions in the Middle East as Iran threatened to shut down the Strait of Hormuz in an effort to disrupt crude oil supplies as tension mounted between Iran and other nations regarding proposed sanctions related to Iran’s nuclear programs. Prices for crude oil, however, eased slightly as the Organization of Petroleum Exporting Companies (OPEC) announced that member nation Saudi Arabia and other OPEC member nations would be ready to provide additional oil supply in an effort to stabilize crude oil prices should a blockage in the Strait of Hormuz occur. Although signs of an improved economy in the U.S., the world’s largest consumer of crude oil, are promising, and OPEC, at its meeting held in December 2011 noted that global crude oil demand is forecast to improve in calendar year 2012, there is still some downside risks to the global economic recovery due to fiscal and financial uncertainty in certain Euro-zone countries, a prolonged level of relatively high unemployment in the U.S. and other advanced economies, and inflation risks in emerging economies. Based on these uncertainties, OPEC member nations agreed in December 2011 to maintain current crude oil production levels to ensure the supply and demand for crude oil is balanced. In addition, at the Middle East and North Africa 2012 Energy Conference held in late January 2012, OPEC further expressed that it will strive to meet consumer demand, crude oil market stability, and other coordinated efforts to ensure balanced global supply of crude oil at a time when, despite the economic uncertainties, long-term demand for crude oil is expected to grow. Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for and the price of crude oil, which in late-April 2012, was trading around $105 per barrel for West Texas Intermediate (WTI) crude and around $120 per barrel for Intercontinental Exchange (ICE) Brent crude. High crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels, both in the various global markets and the deepwater sectors of the U.S. GOM (assuming the pace of permits continues to increase).

Throughout fiscal 2012, prices for natural gas were weak due to the rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) exporting facilities around the world, which have contributed to an over supplied natural gas market. The price of natural gas trended lower during fiscal 2012 and as of mid-April 2012, natural gas was trading in the U.S. in the $1.85 to $2.05 per Mcf range down from the $4.13 to $4.32 range at the start of fiscal 2012. The price for natural gas trended lower as inventories for the resource trended higher because a considerable amount of natural gas is derived as a byproduct of drilling crude oil and natural gas liquids-oriented wells in liquid rich basins onshore. In addition, a relatively mild winter in North America and a slow start to winter in the Euro-Zone depressed weather-related demand for natural gas, thereby adding to supply growth. Natural gas inventories in the U.S. continue to be well over stocked. This dynamic exerts downward pricing pressures on natural gas prices in the U.S. Prolonged increases in the supply of natural gas (whether the supply comes from conventional or unconventional natural gas production or gas produced as a by product of crude oil production) will likely restrain prices for natural gas. Increases in onshore gas production along with a very slow offshore drilling and exploration permitting process in the U.S. GOM and prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is the more predominant exploitable hydrocarbon resource).

Certain oil and gas industry analysts are reporting in their 2012 E&P expenditures (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase by at least 10% over calendar year 2011 levels. The surveys forecast that international capital spending budgets will increase approximately 11% while North American capital spending budgets are forecast to increase approximately 8%. It is anticipated by these analysts that the North American capital budget increases will primarily be spent onshore rather than offshore, while international E&P spending is expected to be largely offshore, with the strongest markets expected to include Latin America, Africa, Europe, Russia, and the Middle East. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $87 WTI and $98 Brent average prices per barrel of oil. Although E&P companies are using an approximate

$4.08 per mcf average natural gas price for their 2012 capital budgets, natural gas directed drilling is forecast to decline due to weak natural gas prices.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also a source of growth for the company. Deepwater activity in non-U.S. markets did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published by ODS-Petrodata in late April 2012 suggest that the worldwide movable drilling rig count (currently estimated at approximately 860 movable offshore rigs worldwide, approximately 44% of which are designed to operate in deeper waters) will increase as approximately 185 new-build offshore rigs that are currently on order and under construction are delivered primarily over the next three years. Of the estimated 860 movable offshore rigs worldwide, approximately 615 are currently working. It is further estimated that approximately 54% of the new build rigs are being built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years to nearly 50% of the market. Investment is also being made in the floating production unit market, with approximately 70 new floating production units currently under construction and expected to be delivered primarily over the next three years to supplement the current approximately 350 floating production units worldwide.

According to ODS-Petrodata, the global offshore supply vessel market at March 31, 2012 had approximately 410 new-build offshore support vessels (platform supply vessels and anchor handlers only), under construction that are expected to be delivered to the worldwide offshore vessel market primarily over the next three years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,745 vessels, of which Tidewater estimates more than 10% are stacked.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels including approximately 725 vessels, or 26%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, approximately one-third of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with many other energy service companies, our business activity is largely dependent on the level of drilling and exploration activity of our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves. In addition, after the Deepwater Horizon incident in April 2010, the level of drilling activity off the continental shelf of the United States (U.S.) Gulf Of Mexico (GOM) declined while the U.S. government evaluated the causes of the incident and announced a plan for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits.

The company’s revenues in all segments are driven primarily by the company’s fleet size, vessel utilization and day rates. Because a sizeable portion of the company’s operating costs and its depreciation does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels.

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance, insurance and loss reserves, fuel, lube oil and supplies and vessel operating lease expense.

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. The company believes that competition for skilled crew personnel may intensify as new-build support vessels currently under construction increase the number of offshore vessels operating worldwide. If competition for personnel intensifies, the company’s crew costs will likely increase.

The timing and amount of repair and maintenance costs are influenced by customer demand, vessel age and drydockings mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required drydocking, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking costs, but also continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

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

Although the company attempts to efficiently manage its fleet drydocking schedule, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in drydocking costs and days off hire (due to vessels being drydocked) have contributed to volatility in repair and maintenance costs and vessel revenue. In addition, some of the more recently constructed vessels are now experiencing their first or second required regulatory drydockings.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and pricing in the insurance markets, and can fluctuate over time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for potential liabilities stemming from third-party losses with limits that it believes are reasonable for its operations. Insurance limits are reviewed annually and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

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

Results of Operations

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, provision for Venezuelan operations, goodwill impairment, and gains on asset dispositions) for the company’s vessel fleet and the related percentage of vessel revenue for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company.

(In thousands)	2012	%	2011	%	2010	%
Vessel revenues:
Americas	$324,529	31%	362,825	35%	393,270	35%
Asia/Pacific	153,752	14%	176,877	17%	170,358	15%
Middle East/North Africa	109,489	10%	92,151	9%	93,379	8%
Sub-Saharan Africa/Europe	472,698	45%	419,360	40%	481,155	42%
Total vessel revenues	$1,060,468	100%	1,051,213	100%	1,138,162	100%

Vessel operating costs:
Crew costs	$327,762	31%	338,126	32%	320,229	28%
Repair and maintenance	103,257	10%	110,496	11%	104,413	9%
Insurance and loss reserves	17,507	2%	19,601	2%	12,948	1%
Fuel, lube and supplies	76,904	7%	61,784	6%	56,637	5%
Vessel operating leases	17,967	2%	17,964	2%	15,054	1%
Other	94,740	9%	90,619	9%	95,978	8%
Total vessel operating costs	$638,137	60%	638,590	61%	605,259	53%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities for the years ended March 31.

(In thousands)	2012		2011		2010
Other operating revenues	$6,539		4,175		30,472
Costs of other operating revenues	7,115		4,660		27,387

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for each for the fiscal years ended March 31.

(In thousands)	2012	%		2011	%		2010	%
Vessel operating costs:
Americas:
Crew costs	$112,138	35%		127,715	35%		134,318	34%
Repair and maintenance	31,430	10%		49,545	14%		42,237	11%
Insurance and loss reserves	5,259	2%		6,855	2%		6,344	2%
Fuel, lube and supplies	18,092	6%		14,737	4%		17,089	4%
Vessel operating leases	3,643	1%		4,107	1%		4,193	1%
Other	19,087	6%		24,808	7%		19,594	5%
	189,649	58%		227,767	63%		223,775	57%
Asia/Pacific:
Crew costs	$60,777	40%		70,791	40%		50,890	30%
Repair and maintenance	13,180	9%		16,620	9%		11,478	7%
Insurance and loss reserves	2,257	1%		3,778	2%		2,049	1%
Fuel, lube and supplies	13,786	9%		15,900	9%		13,562	8%
Other	9,993	6%		9,336	5%		8,197	5%
	99,993	65%		116,425	66%		86,176	51%
Middle East/North Africa:
Crew costs	$35,375	32%		25,325	27%		22,401	24%
Repair and maintenance	16,473	15%		9,172	10%		8,982	10%
Insurance and loss reserves	2,995	3%		1,306	1%		663	1%
Fuel, lube and supplies	13,217	12%		8,310	9%		5,714	6%
Vessel operating leases	1,885	2%		—	—		—	—
Other	9,268	8%		6,461	7%		6,098	7%
	79,213	72%		50,574	55%		43,858	47%
Sub-Saharan Africa/Europe:
Crew costs	$119,472	25%		114,295	27%		112,620	23%
Repair and maintenance	42,174	9%		35,159	8%		41,716	9%
Insurance and loss reserves	6,996	1%		7,662	2%		3,892	1%
Fuel, lube and supplies	31,809	7%		22,837	5%		20,272	4%
Vessel operating leases	12,439	3%		13,857	3%		10,861	2%
Other	56,392	12%		50,014	12%		62,089	13%
	269,282	57%		243,824	58%		251,450	52%
Total vessel operating costs	$638,137	60%		638,590	61%		605,259	53%

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues for the years ended March 31.
(In thousands)	2012	%		2011	%		2010	%
Vessel operating profit:
Americas	$56,003	5%		49,341	5%		37,533	3%
Asia/Pacific	16,125	2%		22,308	2%		49,049	4%
Middle East/North Africa	805	<1%		18,990	2%		29,936	3%
Sub-Saharan Africa/Europe	97,142	9%		82,993	8%		145,032	13%
	170,075	16%		173,632	17%		261,550	23%
Corporate expenses	(40,379)	(4%	)	(46,361)	(4%	)	(51,432)	(5%	)
Goodwill impairment	(30,932)	(3%	)	—	—		—	—
Gain on asset dispositions, net	17,657	2%		13,228	1%		28,178	2%
Other services	(2,867)	<1%		(1,163)	(<1%	)	2,034	<1%
Operating income	113,554	11%		139,336	13%		240,330	21%
Foreign exchange gain	3,309	<1%		2,278	<1%		4,094	<1%
Equity in net earnings of unconsolidated companies	13,041	1%		12,185	1%		18,107	2%
Interest income and other, net	3,440	<1%		5,065	<1%		6,882	1%
Interest and other debt costs	(22,308)	(2%	)	(10,769)	(1%	)	(1,679)	(<1%	)
Earnings before income taxes	$111,036	10%		148,095	14%		267,734	24%

Fiscal 2012 Compared to Fiscal 2011

Consolidated Results.    Although the company’s revenue during fiscal 2012 increased $11.6 million, or a modest 1%, over the revenues earned during fiscal 2011, the company’s consolidated net earnings decreased 17%, or $18.2 million, during fiscal 2012, reflecting a $30.9 million non-cash goodwill impairment charge ($22.1 million after-tax, or $0.43 per share) recorded during the quarter ended September 30, 2011 on the company’s Middle East/North Africa segment as disclosed in Note (15) of Notes Consolidated Financial Statements included in Part I, Item 1 of this report, an $11.5 million, or 107%, increase in interest and debt costs as disclosed in Note (4) of Notes Consolidated Financial Statements; and an $11.1 million, or 8%, increase in general and administrative expenses.

Partially offsetting the increase in these expenses was a $4.4 million, or 33%, increase in gain on asset dispositions, net, and a 44%, or $18.9 million, reduction in income taxes due to the expiration of statutes of limitations with respect to tax liabilities that had been previously established for uncertain tax positions (as disclosed in Note (3) of Notes to Consolidated Financial Statements) and lower earnings before income taxes. Other operating revenues increased approximately $2.4 million, or 57%, during the same comparative periods primarily because activity at the company’s shipyards increased during the current period.

Vessel operating costs during fiscal 2012 were comparable to those in fiscal 2011. Crew costs decreased approximately 3%, or $10.4 million, during fiscal 2012 as compared to fiscal 2011, primarily because the prior fiscal year included a $6.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (11) of Notes to Consolidated Financial Statements. Repair and maintenance costs decreased 7%, or $7.2 million, during fiscal 2012, because a greater number of drydockings were performed during fiscal year 2011. In particular, during fiscal 2011, we performed four scheduled drydockings of our largest anchor handling towing supply vessels for an aggregate cost of $14.5 million. Fuel, lube and supply costs increased 24%, or $15.1 million, during fiscal 2012 as compared to fiscal 2011, primarily due to the mobilization of newly delivered vessels and because of vessel mobilizations between operating areas. Costs of other operating revenues increased $2.5 million, or 53%, during the same comparative periods primarily because ship construction activity at the company’s shipyards increased during fiscal 2012.

At March 31, 2012, the company had 330 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 14 years. The average age of 215 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is 5.7 years. The remaining 115 vessels have an average age of 29.6 years. During fiscal 2012 and 2011, the company’s newer vessels generated $911.5 million and $838.5 million, respectively, of consolidated revenue and accounted for 86%, or $386.1 million, and 80%, or $363.9 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs exclude depreciation on the company’s new vessels of $111.6 million and $97.9 million, respectively, during the same comparative periods.

Americas Segment Operations.    Americas-based vessel revenues decreased approximately 11%, or $38.3 million, during fiscal 2012 as compared to fiscal 2011, primarily due to an approximate 6% decrease in average day rates on the deepwater vessels operating in the Americas and because a fewer number of vessels are operating in this segment after the transfer of deepwater vessels to other segments. Revenues on the deepwater vessels declined 19%, or $34.3 million, during the comparative periods. In addition, revenues on our towing supply/supply class of vessels also declined $5.4 million, or 4%, during the same comparative periods primarily due to a fewer number of vessels operating after vessel sales. A $1.9 million, or 8%, increase in revenues generated by offshore tugs, during the same comparative periods, slightly offset revenue declines on the two aforementioned classes of vessels due to an eight percentage point increase in utilization and a 29% increase in average day rates due to stronger demand for this type of vessel in the Americas segment.

Total utilization rates for the Americas-based vessels increased seven percentage points, during fiscal 2012 as compared to fiscal 2011; however, this increase is primarily a result of the sale of 50 older, stacked vessels from the Americas fleet during this two-year period. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. As such, stacked vessels depressed utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Within the Americas segment, the company continued to stack, and in some cases dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2012, the company had 39 Americas-based stacked vessels. During fiscal 2012, the company stacked six additional vessels and sold 24 vessels from the previously stacked vessel fleet, resulting in a total of 21 stacked Americas-based vessels as of March 31, 2012.

Vessel operating profit for the Americas-based vessels increased approximately 14%, or $6.7 million, during fiscal 2012 as compared to fiscal 2011, despite a decrease in revenues during the comparative periods, because of a 17%, or $38.1 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs, and other vessel costs) and a decrease in depreciation expense, both of which offset the decline in revenues.

Depreciation expense decreased approximately 16%, or $7.3 million, during fiscal 2012 as compared to fiscal 2011, because of the transfer of vessels to other segments and because of vessel sales. Crew costs decreased 12%, or $15.6 million, during the same comparative periods, due to reductions in crew personnel at our U.S. GOM operations as a result of fewer vessels operating in the U.S. GOM market due to the continued aftereffects of the drilling moratorium, and because the prior year’s non-U.S. Americas operations included an allocated $2.1 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (11) of Notes to Consolidated Financial Statements. Repair and maintenance costs decreased approximately 37%, or $18.1 million, from the prior fiscal year, due to a fewer number of drydockings being performed during the current periods and because in the prior fiscal year we performed three scheduled drydockings of our largest anchor handling towing supply vessels (for an aggregate cost of $11.1 million).

Asia/Pacific Segment Operations.    Asia/Pacific-based vessel revenues decreased approximately 13%, or $23.1 million, during fiscal 2012 as compared to fiscal 2011, primarily due to a five percentage point decrease in utilization rates on the towing supply/supply class of vessels as a result of weaker demand, particularly for older equipment within this class of vessels and because of vessels transferred out of the segment, which collectively resulted in a $15.7 million decrease in vessel revenues on the Asia/Pacific region’s non-deepwater towing supply/supply class of vessels. Revenues on the deepwater vessels also declined $7.4 million due to a two percentage point decrease in utilization rates on the deepwater vessels operating in this segment, largely due to unanticipated delays on certain customer projects.

Within the Asia/Pacific segment, the company also continued to stack, and in some cases dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2012, the company had 19 Asia/Pacific-based stacked vessels. During fiscal 2012, the company stacked three additional vessels and sold six vessels from the previously stacked vessel fleet, resulting in a total of 16 stacked Asia/Pacific-based vessels as of March 31, 2012.

Asia/Pacific-based vessel operating profit decreased $6.2 million, or 28%, during fiscal 2012 as compared to fiscal 2011, primarily due to lower revenues and higher general and administrative expenses. Declines in revenues were partially offset by an approximate 14%, or $16.4 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs, and fuel, lube and supply costs) and also due to a decrease in depreciation expense during the same comparative periods.

Crew costs decreased approximately 14%, or $10.0 million, during fiscal 2012 as compared to fiscal 2011, due to reductions in crew personnel related to the transfer of deepwater vessels to other segments. Crew costs also decreased because the prior year included an allocated $1.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (11) of Notes to Consolidated Financial Statements. Depreciation expense decreased 18%, or $4.7 million, from the prior fiscal year, due to the transfer of deepwater vessels to other segments and because of vessel sales.

General and administrative expenses increased 33%, or $4.2 million, during fiscal 2012 as compared to fiscal 2011, due to pay raises for the administrative personnel, an increase in office and property costs, and an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees). Repair and maintenance costs decreased approximately 21%, or $3.4 million, from the prior fiscal year, due to a fewer number of drydockings being performed during the current periods.

Middle East/North Africa Segment Operations.    Middle East/North Africa-based vessel revenues increased approximately 19%, or $17.3 million, during fiscal 2012 as compared to fiscal 2011, primarily due to a five percentage point increase in utilization rates on the deepwater vessels operating in this segment. This resulted in an $18.1 million increase in deepwater vessel revenues and reflects three deepwater vessels being transferred into the region from other segments during the comparative periods.

As was the case with other segments, within the Middle East/North Africa segment, the company continued to stack, and in some cases dispose of vessels that could not find attractive charters. At the beginning of fiscal 2012, the company had six Middle East/North Africa-based stacked vessels. During fiscal 2012, the company stacked seven additional vessels and sold six vessels from the previously stacked vessel fleet, resulting in a total of seven stacked Middle East/North Africa-based vessels as of March 31, 2012.

Middle East/North Africa-based vessel operating profit decreased approximately $18.2 million, or 96%, during fiscal 2012 as compared to fiscal 2011, which primarily reflects the scaling up of operations in the Middle East/North Africa segment in anticipation of a greater level of business activity. In particular, vessel operating costs increased 57%, or $28.6 million, (primarily crew costs, repair and maintenance costs, fuel, lube and supply costs, and vessel operating leases). In addition, depreciation expense increased approximately 23%, or $3.3 million, during the same comparative periods, and general and administrative expenses increased approximately $3.6 million, or 44%, during the same comparative periods.

Crew costs increased approximately 40%, or $10.1 million, during fiscal 2012 as compared to fiscal 2011, due to an increase in crew personnel related to the addition of vessels to the segment. Repair and maintenance costs increased approximately $7.3 million, or 80%, from the prior fiscal year, largely because the average cost of the drydockings performed during the current periods was higher. Depreciation expense increased, during the same comparative periods, primarily because of the additional vessels transferred to the segment related to the build-up of operations in anticipation of a greater level of business activity. General and administrative expenses increased, from the prior fiscal year, due to an increase in administrative personnel which resulted in higher administrative payroll, an increase in office and property costs, and an increase in costs associated with foreign assigned administrative employees also resulting from the build-up of operations in anticipation of a greater level of business activity.

Fuel, lube and supply costs increased approximately $4.9 million, or 59%, during fiscal 2012 as compared to fiscal 2011, due to an increase in the number of vessels operating in the segment resulting from new vessel deliveries and because of vessels mobilizing into this segment. Vessel operating leases increased approximately $1.9 million, from the prior fiscal year, because two vessels operating under lease arrangements were transferred into the segment.

Sub-Saharan Africa/Europe Segment Operations. Sub-Saharan Africa/Europe-based vessel revenues increased approximately 13%, or $53.3 million, during fiscal 2012 as compared to fiscal 2011, due to an increase in the number of deepwater vessels operating in the segment (due to the delivery of new vessels and vessels mobilizing into this segment), a three percentage point increase in utilization rates, and a 12% increase in average day rates on the deepwater vessels, all of which resulted in a $76.0 million increase in deepwater vessel revenues. Revenue increases generated by the deepwater vessels were partially offset by a decline in revenue experienced by the non-deepwater towing supply/supply class of vessels. Vessel revenue on the towing supply/supply class of vessels decreased approximately 9%, or $20.1 million, from the prior fiscal year, due to a five percentage point decrease in utilization rates and because fewer towing supply/supply class of vessels operated in the segment due to vessel sales and transfers to other segments.

Within the Sub-Saharan Africa/Europe segment, the company continued to stack, and in some cases dispose of vessels that could not find attractive charters. At the beginning of fiscal 2012, the company had 26 Sub-Saharan Africa/Europe-based stacked vessels. During fiscal 2012, the company stacked eight additional vessels and sold 11 vessels from the previously stacked vessel fleet, resulting in a total of 23 stacked Sub-Saharan Africa/Europe-based vessels as of March 31, 2012.

Sub-Saharan Africa/Europe-based vessel operating profit increased approximately 17%, or $14.1 million, during fiscal 2012 as compared to fiscal 2011, primarily due to higher revenues, which were partially offset by an approximate 10%, or $25.5 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, and fuel, lube and supply costs); an increase in depreciation expense; and an increase in general and administrative expenses.

Crew costs increased approximately 5%, or $5.2 million, during fiscal 2012 as compared to fiscal 2011, respectively, due to an increase in crew personnel resulting from an increase in the number of deepwater vessels operating in the segment. Repair and maintenance costs, increased approximately 20%, or $7.0 million, from the prior fiscal year, due to a higher number of drydockings being performed during current periods. Fuel, lube and supplies were higher by approximately 39%, or $9.0 million, during the same comparative periods, due to vessel mobilizations.

Depreciation expense increased approximately 10%, or $5.7 million, during fiscal 2012 as compared to fiscal 2011, primarily because of an increased number of vessels operating in the segment resulting from new vessel deliveries and vessels mobilizing into the segment during the current fiscal year. General and administrative expenses increased 21%, or $8.5 million, respectively, from the prior fiscal year, due to pay raises for the administrative personnel, an increase in office and property costs (primarily office rent and information technology costs), an increase in travel costs, and an increase in costs associated with foreign assigned administrative employees.

Other Items.    Insurance and loss reserves expense decreased $2.1 million, or 11%, during fiscal 2012 as compared to fiscal 2011, due to lower premiums and favorable adjustments to loss reserves during fiscal 2012 resulting from good safety results and loss management efforts.

Gain on asset dispositions, net during fiscal 2012 increased $4.4 million, or 33%, as compared to fiscal 2011, primarily due to lower impairment expense charged during the current fiscal year. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

The company performed a review of all its assets for asset impairment during fiscal 2012. The below table summarizes the combined fair value of the assets that incurred impairments along with the amount of impairment during the years ended March 31. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	2012	2011
Amount of impairment incurred	$3,607	8,958
Combined fair value of assets incurring impairment	8,175	13,646

Fiscal 2011 Compared to Fiscal 2010

Consolidated Results.    The company’s consolidated net earnings during fiscal 2011 decreased 59%, or $153.9 million, as compared to fiscal 2010, due primarily to an approximate 10%, or $113.2 million, decrease in total revenues, a $33.3 million, or 6%, increase in vessel operating costs, and a $34.2 million, or 414%, increase in income taxes during the comparative periods as disclosed in Note (3) of Notes to Consolidated Financial Statements included in Item 8 of this report.

During fiscal 2011 vessel utilization rates decreased approximately four percentage points as compared to fiscal 2010 due principally to reduced demand for the company’s older vessels by our customers. E&P customers reduced their capital spending budgets in response to lower hydrocarbon demand and weaker commodity prices precipitated by the 2008-2009 global economic recession. The 2008-2009 global recession resulted in a decrease in demand for offshore support vessel services worldwide. This reduced demand has led to an industry-wide reduction in charter rates and utilization rates on vessels as our customers needed fewer vessels and demanded pricing concessions.

The company recorded $1.1 billion in revenues during fiscal 2011 as compared to $1.2 billion in fiscal 2010, a decrease of approximately $113.2 million, primarily due to an approximate four percentage point reduction in total worldwide utilization and a decrease in the company’s shipyard activity for unaffiliated customers. In part, the decline in revenues reflected the vessel seizures in Venezuela in mid-2009 with fiscal 2010 including $11.3 million of revenues that were generated by the company’s Venezuelan operations. Other operating revenues decreased approximately $26.3 million, or 86%, during the same comparative periods primarily because ship construction at the company’s shipyards was completed on several projects and the shipyard has not been able to secure additional backlog.

Vessel operating costs increased 6%, or $33.3 million, during fiscal 2011 as compared to fiscal 2010. Crew costs increased approximately 6%, or $17.9 million, during fiscal 2011 as compared to fiscal 2010, because of the addition of 29 new vessels to the worldwide fleet. The newer, more technologically sophisticated vessels generally require a greater number of specially trained fleet personnel than the older, traditional vessels. In addition, crew costs increased during the same comparative periods, in part, due to a $6.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (11) of Notes to Consolidated Financial Statements. Repair and maintenance costs also increased approximately 6%, or $6.1 million, during the same comparative periods, because a greater number of drydockings were performed during fiscal year 2011. In particular, during fiscal 2011, we performed four scheduled drydockings of our largest anchor handling towing supply vessels (for an aggregate cost of $14.5 million) as compared to one drydocking being performed on the same class of vessel during fiscal 2010 for a total cost of $3.3 million. Vessel operating lease costs increased approximately $2.9 million, or 19%, during fiscal 2011 because the company entered into six additional vessel operating leases during fiscal 2010, as disclosed in Note (10) of Notes to Consolidated Financial Statements and in the “Off-Balance Sheet Arrangements” section of this report. Fuel, lube and supply costs were higher by approximately 9%, or $5.1 million, during fiscal 2011 as compared to fiscal 2010, due to vessel mobilizations on the company’s newly delivered vessels and because of vessel transfers. Insurance and loss reserves increased approximately $6.6 million due to an increase in the number of vessels operating and due to unfavorable development of losses during fiscal 2011. Costs of other operating revenues decreased approximately $22.7 million, or 83%, during the same comparative periods because ship construction at the company’s shipyards was completed on several projects and the shipyard has not been able to secure additional backlog.

At March 31, 2011, the company had 364 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 16.5 years. The average age of 193 newer vessels in the fleet at March 31, 2011 (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) was 5.4 years. The remaining 171 vessels had an average age of 29.0 years. During fiscal 2011 and 2010, the company’s newer vessels generated $838.5 million and $770.5 million, respectively, of consolidated revenue and accounted for 88%, or $363.9 million, and 74%, or $395.3 million, respectively, of total vessel margin (vessel revenues less vessel operating cost). Vessel operating costs exclude depreciation on the company’s new vessels of $97.9 million and $76.2 million, respectively, during the same comparative periods.

Americas Segment Operations.    Vessel revenues in the Americas segment decreased approximately 8%, or $30.4 million, during fiscal 2011 as compared to fiscal 2010, primarily due to a six percentage point decrease in utilization rates on the towing supply/supply class of vessels operating in the Americas (which resulted in a $20.8 million decline in revenue) mostly due to vessel sales, the transfer of vessels to other segments and weaker demand for this class of vessel (particularly the older towing supply/supply vessels). In addition, revenues in the Americas decreased during fiscal 2011 because of the loss of revenue resulting from the seizure of its Venezuelan operations (including the seizure of 15 vessels) as disclosed in Note (11) of Notes to Consolidated Financial Statements. Our Venezuelan operations contributed no revenues during fiscal 2011 as compared to $11.3 million of revenues contributed during fiscal 2010.

Within the Americas segment, the company stacked and disposed of a number of vessels that could not find attractive charters. At the beginning of fiscal 2011, the company had 48 Americas-based stacked vessels. During fiscal 2011, the company stacked 22 additional vessels, sold 26 vessels from the previously stacked vessel fleet, and returned to service five vessels resulting in a total of 39 stacked Americas-based vessels as of March 31, 2011.

Vessel operating profit for the Americas-based vessels increased approximately 32%, or $11.8 million, because fiscal 2010 vessel operating profit includes a $43.7 million provision for Venezuelan operations as disclosed in Note (11) of Notes to Consolidated Financial Statements. Excluding the Venezuelan provision from the comparatives, vessel operating profit for the Americas-based vessels decreased approximately 39%, or $31.9 million, primarily due to lower revenues in fiscal 2011 as compared to fiscal 2010 and due to a 2%, or $4.0 million, increase in vessel operating costs (primarily repair and maintenance costs and other vessel costs partially offset by lower crew costs and fuel, lube and supply costs) partially offset by a decrease in depreciation expense.

Repair and maintenance costs increased approximately 17%, or $7.3 million, during fiscal 2011 as compared to fiscal 2010 due to a greater number of drydockings being performed during the current fiscal year. In particular, during fiscal 2011, we performed three scheduled drydockings of our largest anchor handling towing supply vessels (for an aggregate cost of $11.1 million) as compared to one drydocking being performed on the same class of vessel during fiscal 2010 for a total cost of $3.3 million. Other vessel costs increased 27%, or $5.2 million, due primarily to the movement of several older vessels out of Brazil after the charters for these vessels had been completed. A number of these vessels were subsequently disposed of.

Depreciation expense decreased approximately 3%, or $1.4 million, during fiscal 2011 as compared to fiscal 2010 because of the transfer of vessels to other segments and because of vessel sales. Crew costs decreased approximately 5%, or $6.6 million, during the same comparative periods, primarily due to fewer vessels operating in the Americas because of vessel sales, vessel transfers to other segments, and the seizure of our Venezuelan fleet of 15 vessels. In addition, crew costs were lower during the comparative periods in the Americas due to the mobilization of two deepwater vessels from the U.S. GOM to other segments (because vessel demand related to the Deepwater Horizon oil spill containment effort had declined significantly) and because of wage reductions for remaining personnel operating in the U.S. GOM. Fuel, lube and supply costs decreased approximately 14%, or $2.4 million, during the same comparative periods because we had a fewer number of newly delivered vessels mobilize into the Americas and a fewer number of intersegment mobilizations.

Asia/Pacific Segment Operations.    Asia/Pacific-based vessel revenues increased approximately 4%, or $6.5 million, during fiscal 2011 as compared to fiscal 2010, primarily due to an approximate 10% increase in average day rates and a two percentage point increase in utilization rates on our deepwater vessels along with an increase in the number of deepwater vessels operating in Asia/Pacific segment following the addition of newly-built and acquired deepwater vessels and the transfer of deepwater class vessels from other segments, which collectively resulted in a $38.1 million increase in revenue on this class of vessels. Revenue declines on our non-deepwater towing supply/supply class of vessels partially offset the revenues earned on the deepwater class vessels. Revenues on the towing supply/supply vessels declined $34.3 million, or 28%, during the same comparative periods, due to a 23 percentage point decrease in utilization rates as a result of weaker demand for this class of vessel (specifically the older vessels in this class) despite a 9% increase in average day rates on this class of vessel.

In fiscal 2011, the company stacked, and in a number of cases disposed of, Asia/Pacific-based vessels that could not find attractive charters. At the beginning of fiscal 2011, the company had 12 Asia/Pacific-based stacked vessels. During fiscal 2011, the company stacked 14 additional vessels and sold seven vessels from the previously stacked vessel fleet, resulting in a total of 19 stacked Asia/Pacific-based vessels as of March 31, 2011.

Asia/Pacific-based vessel operating profit decreased approximately $26.7 million, or 55%, during fiscal 2011 as compared to fiscal 2010, primarily due to higher vessel operating costs, depreciation expense and general and administrative costs (despite an increase in revenues). Vessel operating costs increased 35%, or $30.2 million, during the same comparative periods (primarily crew costs, repair and maintenance costs, and fuel, lube and supply costs). Depreciation expense increased 7%, or $1.6 million, during the same comparative periods, due to an increase in the number of vessels operating in the segment as a result of vessel transfers and the delivery of newly built vessels. General and administrative expenses increased approximately 13%, or $1.4 million, during the same comparative periods, due to pay raises for the administrative personnel and temporary personnel staffing, an increase in office and property costs, and general increases caused by the devaluation of the U.S. dollar relative to the Australian dollar.

Crew costs increased approximately 39%, or $19.9 million, during fiscal 2011 as compared to fiscal 2010, due to an increase in crew personnel related to the transfer of vessels into the segments and because of an allocated $1.0 million charge associated with the company’s participation in the Merchant Navy Officers Pension Fund (MNOPF) as disclosed in Note (11) of Notes to Consolidated Financial Statements. Repair and maintenance costs increased 45%, or $5.1 million, during the same comparative periods due to a greater number of drydockings being performed during fiscal 2011 including a previously scheduled drydocking on one of our largest anchor handling towing supply vessels for a cost of $3.4 million. Fuel, lube and supply costs were higher by approximately 2%, or $2.3 million, during fiscal 2011 as compared to fiscal 2010, because of newly-constructed and acquired vessels that were added to the Asia/Pacific fleet, intersegment vessel mobilizations, and vessels mobilizing into the segment from other regions.

Middle East/North Africa Segment Operations.    Middle East/North Africa vessel revenues in fiscal 2011 were comparable to the revenues earned during fiscal 2010. However, revenues on our towing supply/supply vessels increased 5%, or $22.8 million, due to an increase in the number of towing supply/supply vessels operating in this segment, while a decrease in revenues generated by our offshore tugs almost offset the revenue gains achieved by the towing supply/supply class of vessels. In particular, revenues generated by the offshore tugs declined approximately 28%, or $2.6 million, due to a seven percentage point decrease in utilization and a 20% decrease in average day rates due to market weakness on this class of vessel.

Within the middle East/North Africa segment, the company also stacked and disposed of a number of vessels that could not find attractive charters. At the beginning of fiscal 2011, the company had three Middle East/North Africa -based stacked vessels. During fiscal 2011, the company stacked six additional vessels, sold two vessels from the previously stacked vessel fleet, and returned to service one vessel resulting in a total of six stacked Middle East/North Africa -based vessels as of March 31, 2011.

Middle East/North Africa-based vessel operating profit decreased $10.9 million, or 37%, during fiscal 2011 as compared to fiscal 2010 due primarily to a 15%, or $6.7 million, increase in vessel operating costs (primarily crew costs and fuel, lube and supply costs) and a 27%, or $3.0 million, increase in depreciation expense primarily because of the addition of approximately 10 newly delivered vessels and due to vessels mobilizing into the segment from other segments. Crew costs increased $2.9 million, or 13%, because of an increase in crew personnel resulting from an increase in the number of vessels operating in the segment. Fuel, lube and supply costs increased because newly delivered vessels were mobilized into the segment and due to vessels mobilizing into the segment from other segments.

Sub-Saharan Africa/Europe Segment Operations.    Sub-Saharan Africa/Europe-based vessel revenues decreased approximately 13%, or $61.8 million, during fiscal 2011 as compared to fiscal 2010, primarily due to a 10 percentage point decrease in utilization rates and a 14% decrease in average day rates on the towing supply/supply class of vessels resulting in a $74.5 million, or 25%, decline in revenue on this class of vessels, largely due to weak demand for this vessel class (particularly the older vessels). The decline in the towing supply/supply class of vessel revenues was partially offset by a 12%, or $13.2 million, increase in revenue earned by the deepwater vessels due to the addition of 16 deepwater vessels throughout fiscal 2010 and fiscal 2011 following the addition of newly-built and acquired deepwater vessels to the Sub-Saharan Africa/Europe-based fleet and the transfer of deepwater class vessels from other segments.

The company continued to stack and dispose of Sub-Saharan Africa/Europe-based vessels that could not find attractive charters. At the beginning of fiscal 2011, the company had 20 Sub-Saharan Africa/Europe-based stacked vessels. During fiscal 2011, the company stacked 12 additional vessels and sold six vessels from the previously stacked vessel fleet, resulting in a total of 26 stacked Sub-Saharan Africa/Europe-based vessels as of March 31, 2011.

Sub-Saharan Africa/Europe-based vessel operating profit decreased approximately 43%, or $62.0 million, during fiscal 2011 as compared to fiscal 2010, because of lower revenues, which were partially offset by 3%, or $7.6 million, lower vessel operating costs (primarily lower repair and maintenance costs and other vessel costs which were partially offset by higher crew costs, insurance and loss reserves, and vessel operating lease costs) during the comparative periods. In addition, vessel operating profit decreased because of a 13%, or $6.0 million, increase in depreciation expense, during the same comparative periods, because of newly-constructed and acquired vessels that were added to the Sub-Saharan Africa/Europe-based fleet and because of the mobilization of vessels into this segment from other segments.

Repair and maintenance costs decreased 16%, or $6.6 million, during fiscal 2011 as compared to fiscal 2010, due to a fewer number of drydockings being performed during the current fiscal year. Other vessel costs decreased 19%, or $12.1 million, during the same comparative periods, due to a $7.6 million decrease in brokers’ commission (resulting from weaker demand for the company’s vessels in this segment) and because the prior fiscal year included a $5.0 million fine assessed by the Angolan government for failure to remit taxes in a timely manner.

Crew costs increased approximately 1%, or $1.7 million, during fiscal 2011 as compared to fiscal 2010, primarily due to an increase in the number of deepwater vessels operating in the segment. Insurance and loss reserves increased approximately $3.8 million due to an increase in the number of vessels operating in this segment and due to unfavorable development of losses on a consolidated level during the current fiscal year that affected the costs of insurance for all segments. Vessel operating lease costs increased approximately $3.0 million, or 28%, during the same comparative periods, because the company entered into six additional vessel operating leases during fiscal 2010, as disclosed in Note (10) of Notes to Consolidated Financial Statements and in the “Off-Balance Sheet Arrangements” section of this report.

Other Items.    Insurance and loss reserves expense increased $6.7 million, or 51%, during fiscal 2011 as compared to fiscal 2010, because of lower premiums and favorable adjustments to loss reserves during fiscal 2010 and due to unfavorable development of losses during fiscal 2011.

Gain on asset dispositions, net during fiscal 2011 decreased approximately $15.0 million, or 53%, as compared to fiscal 2010, due to fewer vessel sales, lower gains earned on the mix of vessels sold, and higher impairment charges taken in fiscal 2011 as discussed below. Dispositions of vessels can fluctuate significantly from period to period.

The company performed a review of all its assets for asset impairment during fiscal 2011. The below table summarizes the combined fair value of the assets that incurred impairments along with the amount of impairment during the years ended March 31. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	2011	2010
Amount of impairment incurred	$8,958	3,102
Combined fair value of assets incurring impairment	13,646	10,580

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. As such, stacked vessels depressed utilization rates because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (again which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (two vessels at March 31, 2012) or vessels owned by joint ventures (10 vessels at March 31, 2012). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

REVENUE BY VESSEL CLASS: (In thousands)
Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$36,405	36,639	38,861	35,045	146,950
Towing-supply/supply	35,686	36,648	35,866	35,596	143,796
Crew/utility	8,010	8,044	6,905	6,576	29,535
Offshore tugs	576	561	1,109	2,002	4,248
Total	$80,677	81,892	82,741	79,219	324,529
Asia/Pacific fleet:
Deepwater vessels	$15,929	12,264	20,445	26,857	75,495
Towing-supply/supply	18,444	15,870	19,334	20,197	73,845
Crew/utility	243	144	246	243	876
Offshore tugs	883	849	894	910	3,536
Total	$35,499	29,127	40,919	48,207	153,752
Middle East/North Africa fleet:
Deepwater vessels	$10,751	11,782	12,647	11,331	46,511
Towing-supply/supply	13,474	11,616	13,778	18,034	56,902
Offshore tugs	1,832	1,412	1,414	1,418	6,076
Total	$26,057	24,810	27,839	30,783	109,489
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$38,506	45,605	51,194	64,392	199,697
Towing-supply/supply	53,303	49,338	50,159	48,663	201,463
Crew/utility	14,013	12,734	12,589	11,674	51,010
Offshore tugs	5,260	4,906	5,045	5,317	20,528
Total	$111,082	112,583	118,987	130,046	472,698
Worldwide fleet:
Deepwater vessels	$101,591	106,290	123,147	137,625	468,653
Towing-supply/supply	120,907	113,472	119,137	122,490	476,006
Crew/utility	22,266	20,922	19,740	18,493	81,421
Offshore tugs	8,551	7,728	8,462	9,647	34,388
Total	$253,315	248,412	270,486	288,255	1,060,468

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$51,302	49,635	47,046	33,261	181,244
Towing-supply/supply	35,058	37,631	36,349	40,113	149,151
Crew/utility	7,156	7,166	7,644	8,138	30,104
Offshore tugs	583	601	571	571	2,326
Total	$94,099	95,033	91,610	82,083	362,825
Asia/Pacific fleet:
Deepwater vessels	$19,116	17,957	24,757	21,089	82,919
Towing-supply/supply	22,410	23,595	23,183	20,329	89,517
Crew/utility	243	246	245	241	975
Offshore tugs	858	867	867	874	3,466
Total	$42,627	42,665	49,052	42,533	176,877
Middle East/North Africa fleet:
Deepwater vessels	$7,554	6,035	5,820	9,051	28,460
Towing-supply/supply	11,903	15,165	15,393	14,408	56,869
Offshore tugs	1,694	1,743	1,724	1,661	6,822
Total	$21,151	22,943	22,937	25,120	92,151
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$28,671	31,238	31,290	32,508	123,707
Towing-supply/supply	57,097	56,596	55,225	52,677	221,595
Crew/utility	12,143	12,829	12,977	12,600	50,549
Offshore tugs	6,208	5,566	6,542	5,193	23,509
Total	$104,119	106,229	106,034	102,978	419,360
Worldwide fleet:
Deepwater vessels	$106,643	104,865	108,913	95,909	416,330
Towing-supply/supply	126,468	132,987	130,150	127,527	517,132
Crew/utility	19,542	20,241	20,866	20,979	81,628
Offshore tugs	9,343	8,777	9,704	8,299	36,123
Total	$261,996	266,870	269,633	252,714	1,051,213

REVENUE BY VESSEL CLASS - continued:

(In thousands)
Fiscal Year 2010	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$42,076	44,522	44,715	47,310	178,623
Towing-supply/supply	54,769	46,979	37,543	33,668	172,959
Crew/utility	11,207	8,557	7,237	6,999	34,000
Offshore tugs	3,440	1,898	798	985	7,121
Other	567	—	—	—	567
Total	$112,059	101,956	90,293	88,962	393,270
Asia/Pacific fleet:
Deepwater vessels	$6,051	8,776	13,451	16,504	44,782
Towing-supply/supply	34,728	32,011	32,995	24,116	123,850
Crew/utility	290	220	221	197	928
Offshore tugs	—	—	—	798	798
Total	$41,069	41,007	46,667	41,615	170,358
Middle East/North Africa fleet:
Deepwater vessels	$8,041	7,351	6,783	6,391	28,566
Towing-supply/supply	16,041	16,181	12,195	9,698	54,115
Crew/utility	613	631	—	—	1,244
Offshore tugs	2,225	2,800	2,701	1,728	9,454
Total	$26,920	26,963	21,679	17,817	93,379
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$26,242	27,760	29,275	27,240	110,517
Towing-supply/supply	84,158	78,643	68,698	64,595	296,094
Crew/utility	15,096	13,594	12,790	12,757	54,237
Offshore tugs	4,892	4,640	5,105	5,670	20,307
Total	$130,388	124,637	115,868	110,262	481,155
Worldwide fleet:
Deepwater vessels	$82,410	88,409	94,224	97,445	362,488
Towing-supply/supply	189,696	173,814	151,431	132,077	647,018
Crew/utility	27,206	23,002	20,248	19,953	90,409
Offshore tugs	10,557	9,338	8,604	9,181	37,680
Other	567	—	—	—	567
Total	$310,436	294,563	274,507	258,656	1,138,162

UTILIZATION: Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	70.8%	73.5	79.7	75.9	74.9
Towing-supply/supply	43.3	46.9	54.2	53.1	49.0
Crew/utility	85.3	80.2	72.6	82.3	80.0
Offshore tugs	20.0	19.3	23.6	38.7	25.8
Total	54.3%	56.8	61.0	61.4	58.2
Asia/Pacific fleet:
Deepwater vessels	71.1%	59.6	83.5	95.3	76.8
Towing-supply/supply	42.5	36.3	43.8	43.1	41.3
Crew/utility	100.0	58.7	100.0	100.0	89.6
Offshore tugs	100.0	100.0	100.0	100.0	100.0
Total	51.1%	42.8	54.4	55.9	50.9
Middle East/North Africa fleet:
Deepwater vessels	76.3%	91.6	98.8	100.0	91.2
Towing-supply/supply	57.6	49.7	59.2	73.3	59.9
Offshore tugs	63.2	50.0	50.0	50.0	53.3
Total	61.6%	57.4	65.2	74.4	64.5
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	81.6%	88.1	83.8	84.0	84.4
Towing-supply/supply	57.9	55.8	58.1	55.6	56.9
Crew/utility	91.1	85.6	82.0	76.2	83.7
Offshore tugs	62.0	60.8	69.0	72.6	65.9
Total	70.1%	69.2	70.0	68.4	69.4
Worldwide fleet:
Deepwater vessels	75.7%	79.3	84.2	84.9	81.1
Towing-supply/supply	50.7	48.6	54.4	55.2	52.1
Crew/utility	89.5	83.4	79.5	78.3	82.7
Offshore tugs	55.4	51.4	54.8	60.2	55.5
Total	61.5%	60.2	64.6	65.4	62.9

UTILIZATION - continued:

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	80.3%	79.2	78.5	70.1	77.3
Towing-supply/supply	39.3	42.7	41.0	48.3	42.6
Crew/utility	48.3	53.5	57.8	70.6	56.8
Offshore tugs	16.8	17.0	16.4	20.0	17.5
Total	47.8%	50.8	50.2	55.2	50.8
Asia/Pacific fleet:
Deepwater vessels	90.1%	61.2	84.7	78.9	78.3
Towing-supply/supply	49.7	46.5	46.8	43.5	46.6
Crew/utility	100.0	100.0	100.0	100.0	100.0
Offshore tugs	100.0	100.0	100.0	100.0	100.0
Total	59.4%	51.6	57.5	53.6	55.5
Middle East/North Africa fleet:
Deepwater vessels	88.4%	87.9	80.1	87.5	86.3
Towing-supply/supply	64.8	71.7	72.5	66.6	69.0
Offshore tugs	59.6	60.0	59.7	58.8	59.5
Total	67.4%	71.8	71.5	68.8	69.9
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	86.0%	87.4	79.2	76.0	81.7
Towing-supply/supply	63.2	62.6	62.5	60.0	62.1
Crew/utility	81.3	85.9	89.9	91.6	87.0
Offshore tugs	74.6	66.1	73.3	60.3	68.6
Total	71.7%	71.9	72.3	69.8	71.4
Worldwide fleet:
Deepwater vessels	84.6%	78.9	80.2	75.8	79.8
Towing-supply/supply	52.9	54.6	54.2	54.5	54.0
Crew/utility	68.5	73.9	77.9	84.3	75.9
Offshore tugs	59.4	55.1	58.7	53.7	56.8
Total	61.1%	61.8	62.7	62.8	62.1

Fiscal Year 2010	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	80.9%	74.8	75.6	79.6	77.7
Towing-supply/supply	57.0	52.1	43.3	40.8	48.6
Crew/utility	70.1	56.4	47.0	43.5	54.7
Offshore tugs	44.9	45.7	19.8	25.1	34.8
Other	79.2	—	—	—	79.2
Total	62.4%	56.2	47.9	47.2	53.7
Asia/Pacific fleet:
Deepwater vessels	59.0%	73.2	80.1	87.8	76.5
Towing-supply/supply	79.3	75.0	69.8	53.0	69.1
Crew/utility	59.9	49.6	63.0	100.0	63.4
Offshore tugs	—	—	—	93.3	56.8
Total	76.0%	73.7	70.4	60.3	69.9
Middle East/North Africa fleet:
Deepwater vessels	93.3%	85.3	68.5	64.5	76.7
Towing-supply/supply	76.4	79.8	66.6	66.5	72.6
Crew/utility	58.6	82.0	—	—	69.3
Offshore tugs	62.4	75.3	71.8	55.6	66.4
Total	75.8%	79.9	67.7	64.3	72.2
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	86.1%	82.5	86.9	82.3	84.4
Towing-supply/supply	77.0	72.7	70.9	66.9	72.0
Crew/utility	75.4	73.5	76.9	81.6	76.7
Offshore tugs	56.6	60.5	70.6	68.6	64.1
Total	75.6%	73.1	74.4	72.8	74.0
Worldwide fleet:
Deepwater vessels	80.8%	78.2	79.4	80.2	79.6
Towing-supply/supply	70.1	66.8	60.7	55.1	63.3
Crew/utility	72.6	66.4	65.0	66.4	67.7
Offshore tugs	54.2	60.4	56.0	56.8	56.8
Other	79.2	—	—	—	79.2
Total	70.7%	67.8	63.8	61.0	65.9

AVERAGE DAY RATES:
Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$26,360	24,863	25,247	25,911	25,573
Towing-supply/supply	14,031	14,786	13,812	13,704	14,076
Crew/utility	6,024	6,414	6,186	6,234	6,212
Offshore tugs	6,332	6,318	8,525	9,613	8,199
Total	$15,094	15,466	15,373	15,197	15,283
Asia/Pacific fleet:
Deepwater vessels	$21,436	20,619	25,357	30,982	25,073
Towing-supply/supply	12,519	11,974	12,836	13,751	12,790
Crew/utility	2,670	2,671	2,670	2,670	2,670
Offshore tugs	9,709	9,236	9,709	10,000	9,662
Total	$14,801	14,098	16,389	19,148	16,221
Middle East/North Africa fleet:
Deepwater vessels	$18,147	17,466	17,484	17,788	17,703
Towing-supply/supply	7,738	8,513	8,604	8,992	8,477
Offshore tugs	5,302	5,117	5,127	5,194	5,192
Total	$9,726	10,716	10,705	10,558	10,417
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$20,399	20,375	21,719	23,254	21,584
Towing-supply/supply	12,812	12,665	13,004	13,479	12,978
Crew/utility	4,577	4,369	4,509	4,548	4,500
Offshore tugs	7,110	6,751	6,620	6,705	6,794
Total	$11,278	11,518	12,181	13,353	12,080
Worldwide fleet:
Deepwater vessels	$22,065	21,338	22,696	24,465	22,709
Towing-supply/supply	12,190	12,519	12,460	12,651	12,452
Crew/utility	4,968	4,955	4,935	4,981	4,960
Offshore tugs	6,748	6,531	6,715	7,066	6,775
Total	$12,496	12,771	13,359	14,140	13,197

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$28,065	27,238	27,533	25,041	27,103
Towing-supply/supply	13,005	13,603	13,741	14,411	13,695
Crew/utility	6,284	6,183	6,294	6,411	6,296
Offshore tugs	6,345	6,383	6,342	6,341	6,353
Total	$16,352	16,268	16,190	15,003	15,965
Asia/Pacific fleet:
Deepwater vessels	$22,446	24,933	22,697	23,681	23,336
Towing-supply/supply	12,117	12,917	12,305	12,688	12,498
Crew/utility	2,670	2,670	2,670	2,670	2,670
Offshore tugs	9,426	9,426	9,426	9,709	9,495
Total	$14,785	15,623	15,529	15,913	15,454
Middle East/North Africa fleet:
Deepwater vessels	$16,980	16,232	17,862	16,907	16,962
Towing-supply/supply	7,401	7,522	7,595	7,693	7,558
Offshore tugs	5,205	5,262	5,226	5,235	5,232
Total	$8,892	8,438	8,551	9,216	8,772
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$19,290	19,044	19,302	19,325	19,239
Towing-supply/supply	12,306	11,784	11,563	11,848	11,873
Crew/utility	4,263	4,283	4,304	4,247	4,275
Offshore tugs	6,528	6,541	6,930	6,836	6,706
Total	$10,491	10,324	10,238	10,450	10,374
Worldwide fleet:
Deepwater vessels	$23,129	23,024	22,946	21,619	22,691
Towing-supply/supply	11,718	11,653	11,485	11,913	11,689
Crew/utility	4,792	4,767	4,828	4,850	4,810
Offshore tugs	6,402	6,415	6,665	6,601	6,520
Total	$12,511	12,366	12,337	12,194	12,352

AVERAGE DAY RATES - continued:

Fiscal Year 2010	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$28,569	31,012	31,669	28,991	30,009
Towing-supply/supply	12,125	12,248	12,036	11,742	12,062
Crew/utility	5,611	5,664	5,908	6,389	5,833
Offshore tugs	9,752	7,369	6,775	7,261	8,244
Other	9,679	—	—	—	9,679
Total	$13,343	14,483	15,372	15,524	14,543
Asia/Pacific fleet:
Deepwater vessels	$18,517	18,934	22,476	23,196	21,322
Towing-supply/supply	11,576	11,117	11,782	11,441	11,481
Crew/utility	2,470	2,403	2,403	2,192	2,375
Offshore tugs	—	—	—	9,497	9,497
Total	$11,924	11,940	13,368	13,902	12,749
Middle East/North Africa fleet:
Deepwater vessels	$20,657	18,731	18,463	18,340	19,075
Towing-supply/supply	8,601	8,287	7,752	7,046	7,997
Crew/utility	11,500	10,001	—	—	10,687
Offshore tugs	6,530	6,734	6,818	5,751	6,506
Total	$10,165	9,548	9,277	8,798	9,495
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$24,546	22,302	20,344	20,402	21,721
Towing-supply/supply	14,046	14,245	13,185	13,472	13,761
Crew/utility	4,943	4,542	4,203	4,360	4,514
Offshore tugs	7,304	7,144	6,552	6,780	6,920
Total	$12,090	11,975	11,065	11,146	11,578
Worldwide fleet:
Deepwater vessels	$25,295	25,000	24,687	24,198	24,763
Towing-supply/supply	12,339	12,250	11,921	11,849	12,114
Crew/utility	5,210	4,938	4,644	4,853	4,926
Offshore tugs	7,744	7,059	6,654	6,769	7,062
Other	9,679	—	—	—	9,679
Total	$12,282	12,426	12,380	12,531	12,399

The following three tables compare vessel day-based utilization percentages, average day rates and the number of active vessels (excluding stacked vessels) for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) and its older, or traditional, vessels for each of the quarters in the years ended March 31. Although the company is excluding the number of stacked vessels in its number of active vessels below, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics.

UTILIZATION:
Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	86.8%	85.6	90.1	87.3	87.5
Traditional vessels	35.1	36.2	37.7	41.3	37.4
Total	54.3%	56.8	61.0	61.4	58.2
Asia/Pacific fleet:
New vessels	80.8%	69.8	83.1	81.0	78.7
Traditional vessels	16.8	8.2	10.2	10.4	11.6
Total	51.1%	42.8	54.4	55.9	50.9
Middle East/North Africa fleet:
New vessels	69.1%	58.6	68.2	83.9	70.3
Traditional vessels	54.3	55.9	59.6	55.9	56.1
Total	61.6%	57.4	65.2	74.4	64.5
Sub-Saharan Africa/Europe fleet:
New vessels	88.0%	86.8	84.8	82.2	85.4
Traditional vessels	33.8	33.7	36.1	32.1	34.0
Total	70.1%	69.2	70.0	68.4	69.4
Worldwide fleet:
New vessels	84.4%	80.5	83.4	83.2	82.9
Traditional vessels	34.8	33.5	35.5	35.7	34.8
Total	61.5%	60.2	64.6	65.4	62.9

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	82.0%	84.7	83.4	87.4	84.3
Traditional vessels	29.2	31.1	30.2	36.1	31.5
Total	47.8%	50.8	50.2	55.2	50.8
Asia/Pacific fleet:
New vessels	87.8%	69.7	79.7	79.3	78.7
Traditional vessels	37.6	34.0	31.7	22.0	31.8
Total	59.4%	51.6	57.5	53.6	55.5
Middle East/North Africa fleet:
New vessels	70.2%	87.7	93.0	79.7	83.1
Traditional vessels	66.2	63.4	59.7	61.3	62.7
Total	67.4%	71.8	71.5	68.8	69.9
Sub-Saharan Africa/Europe fleet:
New vessels	88.2%	89.8	89.7	87.8	88.9
Traditional vessels	45.2	41.6	41.7	35.8	41.2
Total	71.7%	71.9	72.3	69.8	71.4
Worldwide fleet:
New vessels	85.3%	85.3	86.8	85.6	85.8
Traditional vessels	40.1	39.2	38.1	37.7	38.8
Total	61.1%	61.8	62.7	62.8	62.1

Fiscal Year 2010	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	80.6%	76.3	75.7	76.5	77.3
Traditional vessels	55.0	47.0	34.7	32.2	42.8
Total	62.4%	56.2	47.9	47.2	53.7
Asia/Pacific fleet:
New vessels	76.1%	78.2	76.4	82.4	78.5
Traditional vessels	75.9	71.4	66.3	44.4	64.8
Total	76.0%	73.7	70.4	60.3	69.9
Middle East/North Africa fleet:
New vessels	87.7%	97.0	70.2	77.9	82.7
Traditional vessels	73.4	76.2	67.1	60.9	69.7
Total	75.8%	79.9	67.7	64.3	72.2
Sub-Saharan Africa/Europe fleet:
New vessels	88.5%	87.7	91.6	87.0	88.7
Traditional vessels	62.6	55.4	51.7	51.2	55.6
Total	75.6%	73.1	74.4	72.8	74.0
Worldwide fleet:
New vessels	84.7%	83.8	84.2	83.1	83.9
Traditional vessels	62.6	57.2	49.0	43.3	53.5
Total	70.7%	67.8	63.8	61.0	65.9

AVERAGE DAY RATES:
Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	$18,849	19,469	18,863	19,096	19,069
Traditional vessels	9,587	8,650	8,655	8,851	8,956
Total	$15,094	15,466	15,373	15,197	15,283
Asia/Pacific fleet:
New vessels	$16,716	15,028	17,395	20,247	17,494
Traditional vessels	4,232	3,953	3,749	3,642	3,968
Total	$14,801	14,098	16,389	19,148	16,221
Middle East/North Africa fleet:
New vessels	$12,496	13,562	12,337	11,657	12,398
Traditional vessels	6,259	6,759	7,174	7,377	6,815
Total	$9,726	10,716	10,705	10,558	10,417
Sub-Saharan Africa/Europe fleet:
New vessels	$11,907	12,134	12,921	14,098	12,774
Traditional vessels	7,970	8,313	8,226	8,353	8,208
Total	$11,278	11,518	12,181	13,353	12,080
Worldwide fleet:
New vessels	$14,091	14,291	14,835	15,658	14,741
Traditional vessels	7,987	7,970	8,021	8,226	8,045
Total	$12,496	12,771	13,359	14,140	13,197

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	$20,247	20,073	20,078	18,400	19,727
Traditional vessels	10,416	10,246	9,757	10,115	10,139
Total	$16,352	16,268	16,190	15,003	15,965
Asia/Pacific fleet:
New vessels	$19,503	20,235	18,880	18,332	19,176
Traditional vessels	6,320	6,361	5,769	5,195	6,023
Total	$14,785	15,623	15,529	15,913	15,454
Middle East/North Africa fleet:
New vessels	$13,526	10,983	11,028	12,325	11,812
Traditional vessels	6,835	6,591	6,442	6,414	6,580
Total	$8,892	8,438	8,551	9,216	8,772
Sub-Saharan Africa/Europe fleet:
New vessels	$11,506	11,164	11,022	11,077	11,186
Traditional vessels	7,319	7,268	7,274	7,537	7,339
Total	$10,491	10,324	10,238	10,450	10,374
Worldwide fleet:
New vessels	$14,943	14,463	14,317	13,851	14,381
Traditional vessels	8,029	7,964	7,712	8,047	7,939
Total	$12,511	12,366	12,337	12,194	12,352

Fiscal Year 2010	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	$20,243	21,736	22,095	20,928	21,233
Traditional vessels	9,204	9,064	8,442	8,914	8,966
Total	$13,343	14,483	15,372	15,524	14,543
Asia/Pacific fleet:
New vessels	$20,624	19,815	21,494	19,313	20,276
Traditional vessels	7,701	7,332	7,176	6,725	7,302
Total	$11,924	11,940	13,368	13,902	12,749
Middle East/North Africa fleet:
New vessels	$19,173	17,733	17,647	16,636	17,808
Traditional vessels	8,006	7,291	7,043	6,293	7,231
Total	$10,165	9,548	9,277	8,798	9,495
Sub-Saharan Africa/Europe fleet:
New vessels	$13,797	13,340	12,331	12,467	12,952
Traditional vessels	9,632	9,380	8,096	7,738	8,845
Total	$12,090	11,975	11,065	11,146	11,578
Worldwide fleet:
New vessels	$16,554	16,429	16,027	15,705	16,165
Traditional vessels	8,910	8,518	7,815	7,678	8,332
Total	$12,282	12,426	12,380	12,531	12,399

AVERAGE VESSEL COUNT (EXCLUDING STACKED VESSELS):
Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	39	41	42	41	41
Traditional vessels	28	27	24	24	25
Total	67	68	66	65	66
Asia/Pacific fleet:
New vessels	28	29	30	32	30
Traditional vessels	4	4	2	1	3
Total	32	33	32	33	33
Middle East/North Africa fleet:
New vessels	24	25	27	27	25
Traditional vessels	16	13	9	9	12
Total	40	38	36	36	37
Sub-Saharan Africa/Europe fleet:
New vessels	103	103	106	113	106
Traditional vessels	24	20	20	18	21
Total	127	123	126	131	127
Worldwide fleet:
New vessels	194	198	205	213	202
Traditional vessels	72	64	55	52	61
Total	266	262	260	265	263

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	42	43	43	39	42
Traditional vessels	42	38	33	31	36
Total	84	81	76	70	78
Asia/Pacific fleet:
New vessels	23	28	32	30	28
Traditional vessels	18	15	9	6	12
Total	41	43	41	36	40
Middle East/North Africa fleet:
New vessels	11	14	15	18	14
Traditional vessels	23	23	20	20	22
Total	34	37	35	38	36
Sub-Saharan Africa/Europe fleet:
New vessels	94	98	99	103	98
Traditional vessels	36	32	29	27	31
Total	130	130	128	130	129
Worldwide fleet:
New vessels	170	183	189	190	182
Traditional vessels	119	108	91	84	101
Total	289	291	280	274	283

Fiscal Year 2010	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	38	37	37	40	38
Traditional vessels	72	59	55	50	59
Total	110	96	92	90	97
Asia/Pacific fleet:
New vessels	16	18	21	23	19
Traditional vessels	30	30	27	21	28
Total	46	48	48	44	47
Middle East/North Africa fleet:
New vessels	7	6	8	7	7
Traditional vessels	31	30	28	25	28
Total	38	36	36	32	35
Sub-Saharan Africa/Europe fleet:
New vessels	79	85	87	91	86
Traditional vessels	55	48	44	41	47
Total	134	133	131	132	133
Worldwide fleet:
New vessels	140	146	153	161	150
Traditional vessels	188	167	154	137	162
Total	328	313	307	298	312

Vessel Count, Dispositions, Acquisitions and Construction Programs

The average age of the company’s 330 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet at March 31, 2012 is approximately 14.0 years. The average age of 215 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is 5.7 years. The remaining 115 vessels have an average age of 29.6 years. The following table compares the average number of vessels by class and geographic distribution during the fiscal years ended March 31 and the actual March 31, 2012 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2012	2012	2011	2010
Americas fleet:
Deepwater vessels	18	21	24	21
Towing-supply/supply	50	57	70	81
Crew/utility	14	16	23	29
Offshore tugs	2	5	6	7
Total	84	99	123	138
Less stacked vessels	21	33	45	41
Active vessels	63	66	78	97
Asia/Pacific fleet:
Deepwater vessels	10	11	12	7
Towing-supply/supply	37	38	42	43
Crew/utility	1	1	1	2
Offshore tugs	1	1	1	—
Total	49	51	56	52
Less stacked vessels	16	18	16	5
Active vessels	33	33	40	47
Middle East/North Africa fleet:
Deepwater vessels	7	8	5	5
Towing-supply/supply	29	31	30	26
Offshore tugs	6	6	6	6
Total	42	45	41	37
Less stacked vessels	7	8	5	2
Active vessels	35	37	36	35
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	37	30	22	17
Towing-supply/supply	69	74	82	82
Crew/utility	37	37	37	43
Offshore tugs	12	13	14	13
Total	155	154	155	155
Less stacked vessels	23	27	26	22
Active vessels	132	127	129	133
ACTIVE OWNED OR CHARTERED VESSELS	263	263	283	312
Stacked vessels	67	86	92	70
TOTAL OWNED OR CHARTERED VESSELS	330	349	375	382
Vessels withdrawn from service	2	3	5	8
Joint-venture and other	10	10	10	10
Total	342	362	390	400

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 67, 90 and 83 stacked vessels at March 31, 2012, 2011 and 2010, respectively. Most of the vessels stacked at March 31, 2012 are being marketed for sale and are not expected to return to the active fleet the primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The number of vessels disposed by vessel type and segment during the fiscal years ended March 31, are as follows:

	2012	2011	2010 (A)
Number of vessels disposed by vessel type:
Anchor handling towing supply	40	25	25
Platform supply vessel	11	6	21
Crewboat	4	12	10
Offshore tugs	5	1	7
Utility/ other vessels	—	2	7
Total	60	46	70

Number of vessels disposed by segment:
Americas	27	26	30
Asia/Pacific	7	7	6
Middle East/North Africa	12	2	4
Sub-Saharan Africa/Europe	12	7	26
Vessels withdrawn from service	2	4	4
Total	60	46	70

(A)

Included in fiscal 2010 vessel dispositions are six platform supply vessels that were sold and leased back by subsidiaries of the company during fiscal 2010 as disclosed in the Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report. Also included in the above table, are 15 vessels that were expropriated by the Venezuelan government in fiscal 2010 as disclosed in Note (11) of Notes to Consolidated Financial Statements. Of the 15 expropriated vessels, one was an anchor handling towing supply vessel, three were platform supply vessels, one was a crewboat, five were offshore tugs, three were utility vessels, and two were other type vessels.

Vessel Deliveries and Acquisitions

The table below summarizes the number of vessels added to the company’s fleet during the fiscal years ended March 31 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2012	2011	2010
Deepwater vessels:
Anchor handling towing supply	—	1	4
Platform supply vessels	9	6	11
Towing-supply/supply vessels:
Anchor handling towing supply	14	21	8
Platform supply vessels	1	—	—
Crewboats and offshore tugs:
Crewboats	—	1	1
Offshore tugs	—	—	4
Total number of vessels added to the fleet	24	29	28

Fiscal 2012.    The company took delivery of 13 newly-built vessels and acquired 11 vessels from third parties. Six of the newly-built vessels are towing supply/supply class, anchor handling towing supply vessels and the other seven are deepwater class platform supply vessels. The six anchor handling towing supply vessels were constructed at two different international shipyards for $94.2 million and have between 5,150 and 8,200 brake horse power (BHP). One 266-foot deepwater, platform supply vessel was constructed at the company’s own shipyard, Quality Shipyard, L.L.C., for a cost of $36.1 million. The other six deepwater, platform supply vessels measure 286-feet and were constructed at the same international shipyard for $172.0 million. The company also acquired a 246-foot and a 250-foot deepwater, platform supply vessels for a total aggregate cost of $41.6 million, one 197-foot towing supply/supply class, platform supply vessel for a cost of $11.7 million, and eight 5,150 BHP towing supply/supply class, anchor handling towing supply vessels for a total aggregate total cost of $96.7 million.

Fiscal 2011.    The company took delivery of seven newly-built vessels and acquired 22 vessels from third parties. Of the seven newly-built vessels added to the fleet, three were anchor handling towing supply vessels, three were platform supply vessels and one is a fast, crew/supply boat. The anchor handling towing supply vessels were constructed at two different international shipyards for a total aggregate cost of $62.1 million and varied in size from 5,150 to 13,570 brake horsepower (BHP). The three deepwater, platform supply vessels (one 230-foot and two 240-feet) were constructed for a total aggregate cost of $57.9 million and were built by two different international shipyards. The crewboat was constructed at an international shipyard for a total cost of $9.4 million and is a 175-foot fast, crew/supply boat. Of the 22 acquired vessels added to the fleet during fiscal 2011, 19 were anchor handling towing supply vessels (twelve 5,150 BHP, two 8,000 BHP and five 9,500 BHP) and three were deepwater, platform supply vessels (one 230-foot, one 240-foot and one 250-foot). The company acquired the 22 vessels for a total aggregate cost of $365.3 million.

Fiscal 2010.    The company took delivery of 23 newly-built vessels and acquired five vessels from third parties. Nine of the 23 newly-built vessels were anchor handing towing supply vessels that were constructed at four different international shipyards for a total aggregate cost of $182.8 million, and the vessels varied in size from 5,000 to 13,750 BHP. Eleven of the newly-built vessels are deepwater class platform supply vessels, of which three are 230-foot long, five are 240-foot long, two are 266-foot long and one is 311-foot long in size. Nine of the 11 platform supply vessels were constructed at four different international shipyards for a total aggregate cost of $208.5 million. The two 266-foot deepwater, platform supply vessels were constructed at the company’s own shipyard, Quality Shipyards, L.L.C., for a total aggregate cost of $60.9 million. The newly-built crewboat was constructed at an international shipyard for a total approximate cost of $1.3 million. The two newly-built offshore tugs were constructed at an international shipyard for a total aggregate cost of $29.3 million. The company also acquired three anchor handling towing supply vessels for a total cost of $42.6 million and two offshore tugs for a total cost of $12.8 million during fiscal 2010.

Vessel Construction and Acquisition Expenditures at March 31, 2012

At March 31, 2012, the company had two 8,200 BHP anchor handling towing supply vessels under construction at an international shipyard, for a total expected cost of $47.5 million. The first vessel was delivered in early May 2012 and the second vessel is scheduled to be delivered in June 2012. As of March 31, 2012, the company had invested $37.8 million in these two vessels.

The company is also committed to the construction of one 261-foot, four 275-foot, six 286-foot and two 300-foot deepwater platform supply vessels and two 215-foot towing supply/supply class platform supply vessels for a total estimated cost of $488.4 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 261-foot deepwater class vessel. One international shipyard is constructing the two 215-foot vessels. A different international shipyard is constructing the four 275-foot deepwater vessels, and a third international shipyard is constructing the six 286-foot deepwater vessels. One U.S. shipyard is constructing the two 300-foot deepwater platform supply vessels. The two 215-foot towing supply/supply class platform supply vessels are scheduled for delivery in August and October of 2013. The 261-foot deepwater platform supply vessel has an expected delivery in October 2013. The four 275-foot deepwater class vessels are expected to be delivered beginning in January 2014, with final delivery of the fourth vessel in May 2014. Delivery on the six 286-foot deepwater class vessels began in April 2012 with final delivery of the last 286-foot vessel scheduled for December 2012. The two 300-foot deepwater class vessels are scheduled for delivery in June 2013 and December 2013. As of March 31, 2012, $195.7 million was invested in these 15 vessels.

The company is also committed to the construction of one 175-foot, fast supply boat and four water jet crewboats for a cost of approximately $22.4 million. Two separate international shipyards are constructing these vessels. The company is experiencing a substantial delay with the fast supply boat, which is under construction in Brazil and was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company continues to pursue arbitration of these issues. The four water jet crewboats are expected to be delivered in February, April and June of 2013. As of March 31, 2012, the company invested $11.0 million for the construction of these vessels.

At March 31, 2012, the company had agreed to purchase three platform supply vessels. The aggregate approximate purchase price for these three vessels is $58.4 million. The company took possession of one of the platform supply vessels in April 2012. This vessel has 3,000 deadweight tons of cargo capacity and was purchased for a total cost of $19.8 million. The company plans to take possession of the remaining two platform supply vessels, both of which have 3,500 deadweight tons of cargo capacity, in July 2012 and in September 2012 for a total aggregate cost of $38.6 million. As of March 31, 2012, the company had invested $12.9 million in these three vessels.

Vessel Commitments Summary at March 31, 2012

The table below summarizes the various vessel commitments, including vessels under construction and vessel acquisition, by vessel class and type as of March 31, 2012:

	Non-U.S. Built				U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Invested Through 3/31/12	Remaining Balance 3/31/12	Number of Vessels	Total Cost	Invested Through 3/31/12	Remaining Balance 3/31/12
In thousands, except number of vessels:
Deepwater vessels:
Platform supply vessels	13	$350,254	146,366	203,888	3	146,811	43,538	103,273
Towing-supply/supply vessels:
Anchor handling towing supply	2	47,584	37,839	9,745	—	—	—	—
Platform supply vessels	2	49,710	18,725	30,985	—	—	—	—
Crewboats	5	22,369	10,969	11,400	—	—	—	—
Totals	22	$469,917	213,899	256,018	3	146,811	43,538	103,273

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	06/12	09/12	12/12	03/13	06/13	Thereafter

Deepwater vessels:
Anchor handling towing supply	—	—	—	—	—	—
Platform supply vessels	3	4	2	—	1	6
Towing-supply/supply vessels:
Anchor handling towing supply	2	—	—	—	—	—
Platform supply vessels	—	—	—	—	—	2
Crewboats	—	—	—	2	2	1
Totals	5	4	2	2	3	9

(In thousands)
Expected quarterly cash outlay	$78,900	70,076	54,912	16,344	20,203	118,856 (A	)

(A)    The $118,856 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $74,997 in the remaining quarters of fiscal 2014 and $43,859 during fiscal 2015.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (4) of Notes to Consolidated Financial Statements. The company has $359.3 million in unfunded capital commitments associated with the 22 vessels currently under construction and the three vessel purchase commitments at March 31, 2012.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consist of the following components:

(In thousands)	2012		2011	%	2010	%
Personnel	$92,293	9%	80,100	8%	80,824	7%
Office and property	23,615	2%	20,757	2%	19,326	2%
Sales and marketing	9,407	1%	8,458	1%	7,553	1%
Professional services	22,326	2%	17,972	2%	21,603	2%
Other	8,929	1%	18,167	2%	20,626	2%
	$156,570	15%	145,454	14%	149,932	13%

General and administrative expenses were higher by approximately 8%, or $11.1 million, during fiscal 2012 as compared to fiscal 2011, primarily due to higher personnel costs resulting from pay raises for administrative personnel; higher accruals for incentive bonuses; an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees); higher legal fees associated with various legal matters as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report and “Other Liquidity Matters” below; and higher office and property expenses (primarily office rent and information technology costs). In addition, “Other” general and administrative expenses, during fiscal 2012, were lower than fiscal 2011, because the prior fiscal year included a $4.4 million settlement with the Department of Justice (DOJ) and a $6.3 million settlement with the Federal Government of Nigeria (FGN) as discussed below, and as a result of a release of approximately $1.8 million workers’ compensation reserves because of positive workers’ compensation loss experience.

General and administrative expenses were approximately 3%, or $4.5 million, lower during fiscal 2011 as compared to fiscal 2010, due to lower personnel costs (resulting from lower bonus expense); lower legal costs due to the resolution and settlement with the SEC and DOJ regarding the internal investigation matter, and lower “Other” general and administrative costs, primarily related to the release of approximately $2.6 million of workers’ compensation reserves because of positive workers’ compensation loss experience. General and administrative costs during fiscal 2011 also reflect a $4.4 million final settlement with the DOJ regarding the internal investigation and a $6.3 million settlement with the FGN to resolve the previously disclosed investigation by the FGN relating to allegations of improper payments to Nigerian government officials (which is included in “Other” general and administrative costs) as disclosed in Note (11) of Notes to Consolidated Financial Statements. Included in fiscal 2010 “Other” general and administrative expenses is a $3.6 million settlement loss related to the July 2009 supplemental retirement plan lump sum distributions as previously disclosed, and an $11.4 million SEC and DOJ settlement provision regarding the internal investigation matter.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore vessels, which tend to follow the level of oil and natural gas exploration and production. Variations from year-to-year in these items are primarily the result of market conditions.

Availability of Cash

At March 31, 2012, the company had $320.7 million in cash and cash equivalents, of which $72.6 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as, the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facilities provide the company, in our opinion, with sufficient liquidity to meet our liquidity requirements, including required payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments.

Indebtedness

Revolving Credit and Term Loan Agreement.    Borrowings under the company’s $575 million amended and restated revolving credit facility (“credit facility”), which includes a $125 million term loan (“term loan”) and a $450 million revolving line of credit (“revolver”) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 55% and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s credit facility matures in January 2016.

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. In January 2012, the company elected to borrow the entire $125 million available under the term loan facility and used the proceeds to fund working capital and for general corporate purposes. Principal repayments on the term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013.

The company has $125 million in term loan borrowings outstanding at March 31, 2012, and the entire $450 million of the revolver was available, with no outstanding borrowings at March 31, 2012. There were no outstanding borrowings at March 31, 2011 under any of the credit facilities.

Senior Debt Notes

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at March 31, is as follows:

(In thousands, except weighted average data)	2012
Aggregate debt outstanding	$165,000
Weighted average remaining life in years	8.6
Weighted average coupon rate on notes outstanding	4.42%
Fair value of debt outstanding	166,916

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of the notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at March 31, is as follows:

(In thousands, except weighted average data)	2012	2011
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	7.6	8.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	430,339	404,352

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2012 and 2011, is an after-tax loss of $3.3 million ($5.1 million pre-tax), and $3.8 million ($5.8 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at March 31, are as follows:

(In thousands, except weighted average data)	2012	2011
Aggregate debt outstanding	$235,000	275,000
Weighted average remaining life in years	1.4	2.1
Weighted average coupon rate on notes outstanding	4.43%	4.39%
Fair value of debt outstanding	240,585	285,478

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Notes totaling $40 million matured in July 2011 but were not classified as current maturities of long-term debt because the company had the ability to fund this maturity with its credit facility. Notes totaling $60 million will mature in July 2012 but are not classified as current maturities of long-term debt because the company has the ability, if necessary, to fund this maturity with its credit facility.

For additional disclosure regarding the company’s debt, refer to Note (4) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Interest and debt costs incurred, net of interest capitalized	$22,308	10,769	1,679
Interest costs capitalized	14,743	14,878	15,632
Total interest and debt costs	$37,051	25,647	17,311

Total interest and debt costs incurred during fiscal 2012 were higher than fiscal 2011 due to an increase in interest expense related to $125 million of term loan borrowing in January 2012, the issuance of $165.0 million senior notes during the quarter ended September 30, 2011, and higher commitment fees on the unused portion of the company’s credit facilities. Total interest and debt costs incurred during fiscal 2011 were higher than fiscal 2010 due to higher commitment fees on the unused portion of the company’s $575 million new facilities and higher commitment fees on the unused portion of the company’s previous facility which increased from $300 million to $450 million in July 2009.

Share Repurchases

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective date of this new authorization is July 1, 2012 through June 30, 2013. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases.

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is in effect through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At March 31, 2012, $165.0 million authorization remains available to repurchase shares under the May 2011 share repurchase program.

The company’s Board of Directors had previously authorized the company in July 2009 to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program was replaced in May 2011 when the Board of Directors extended the program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31:

(In thousands, except share and per share data)	2012	2011	2010
Value of common stock repurchased	$ 35,015	19,998	—
Shares of common stock repurchased	739,231	486,800	—
Average price paid per common share	$ 47.37	41.06	—

During the period April 1, 2012 through May 15, 2012, pursuant to the company’s stock repurchase plan discussed in Note (8) of Notes to Consolidated Financial Statements, the company repurchased 435,300 shares of common stock for an aggregated price of $21.4 million, or an average price of $49.28 per share.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the years ended March 31:

(In thousands, except per share data)	2012	2011	2010
Dividends declared	$51,370	51,507	51,735
Dividend per share	1.00	1.00	1.00

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the years ended March 31, is as follows:

(In thousands)	2012	Change	2011	Change	2010
Net earnings	$ 87,411	(18,205)	105,616	(153,860)	259,476
Depreciation and amortization	138,356	(2,220)	140,576	10,392	130,184
Provision (benefit) for deferred income taxes	(23,754)	(16,905)	(6,849)	(7,418)	569
Reversal of liabilities for uncertain tax positions	(6,021)	(6,021)	—	36,110	(36,110)
Gain on asset dispositions, net	(17,657)	(4,429)	(13,228)	14,950	(28,178)
Goodwill impairment	30,932	30,932	—	—	—
Provision for Venezuelan operations, net	—	—	—	(43,720)	43,720
Changes in operating assets and liabilities	4,657	(17,572)	22,229	68,961	(46,732)
Other non-cash items	8,497	(7,365)	15,862	10,530	5,332
Net cash provided by operating activities	$222,421	(41,785)	264,206	(64,055)	328,261

Cash flows from operations decreased $41.8 million, or 16%, to $222.4 million, during fiscal 2012 as compared to $264.2 million during fiscal 2011, due primarily to a decrease in net earnings, an increase in the benefit for deferred income taxes due to an increase in net loss carry forward resulting from a decrease in pretax income, a reduction in uncertain tax positions (all of which were partially offset by a goodwill impairment expense) and to changes in net operating assets and liabilities; specifically, an increase in trade and other receivable balances (because of $49.7 million lower cash collections due to the timing of payments from customers and $19.7 million higher billings to customers due to an increase in business activity), an $18.3 million increase in trade payable due to the timing of payments which provided cash, and an $11.1 million increase in accrued expenses due to the timing of accruals. It should be noted that the company is in a cyclical business and payments from customers frequently slow during periods of declining activity as some customers will seek to reduce their investment in working capital by delaying payments to service and equipment providers. Payment delays can also occur during a start-up phase on new projects and with new customers. In addition, changes in local regulations can also delay customer payments. However, there are no known material adverse trends in collections of trade receivables and we believe our allowance for doubtful accounts adequately provides for bad debts.

Cash flows from operations decreased $64.1 million, or 20%, to $264.2 million, during fiscal 2011 as compared to $328.3 million during fiscal 2010, due primarily to a decrease in net earnings, which was partially offset by changes in net operating assets and liabilities; specifically, decreases in trade and other receivable balances primarily due to $68.9 million lower cash collections due to the timing of payments from customers, $12.5 million devaluation in Venezuelan bolivar fuerte receivables (which occurred in fiscal 2010), and by $127.9 million lower billings to customers due to a decrease in business activity; $16.1 million increase in trade payables due to the timing of payments which provided cash; and increases in other current liabilities (primarily tax liabilities) because of tax settlements, net of refunds, with the U.S. federal government ($6.1 million) and the State of Louisiana ($3.2 million).

Investing Activities

Net cash used in investing activities for the years ended March 31, is as follows:

(In thousands)	2012	Change	2011	Change	2010
Proceeds from sales of assets	$ 42,029	4,833	37,196	(14,539)	51,735
Proceeds from sales/leaseback vessels	—	—	—	(101,755)	101,755
Proceeds from insurance settlements on Venezuela seized assets	—	(8,150)	8,150	8,150	—
Additions to properties and equipment	(357,110)	258,179	(615,289)	(163,316)	(451,973)
Other	—	—	—	(1)	1
Net cash used in investing activities	$ (315,081)	254,862	(569,943)	(271,461)	(298,482)

Investing activities in fiscal 2012 used $315.1 million of cash, which is attributed to $357.1 million of additions to properties and equipment partially offset by $42.0 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $16.5 million in capitalized major repair costs, $336.1 million for the construction and purchase of offshore marine vessels, and $4.5 million in other properties and equipment purchases.

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

Financing Activities

Net cash provided by (used in) financing activities for the years ended March 31, is as follows:

(In thousands)	2012	Change	2011	Change	2010
Principal payments on debt	$(40,000)	150,000	(190,000)	(190,000)	—
Debt borrowings	290,000	(300,000)	590,000	590,000	—
Debt issuance costs	(295)	9,737	(10,032)	(2,320)	(7,712)
Proceeds from exercise of stock options	5,411	(3,284)	8,695	6,823	1,872
Cash dividends	(51,261)	217	(51,478)	256	(51,734)
Excess tax (liability) benefit on stock options exercised	(1,190)	(2,380)	1,190	1,118	72
Stock repurchases	(35,015)	(15,027)	(19,988)	(19,988)	—
Net cash provided by (used in) financing activities	$ 167,650	(160,737)	328,387	385,889	(57,502)

Fiscal 2012 financing activities provided $167.6 million of cash, which included $165.0 million of privately placed unsecured term debt borrowings, $125.0 of bank term loan borrowings, and $5.4 million of proceeds from the issuance of common stock resulting from stock option exercises. Proceeds were partially offset by $40.0 million used to repay debt, $51.3 million used for the quarterly payment of common stock dividends of $0.25 per common share, $35.0 million used to repurchase the company’s common stock, $1.2 million excess tax liability on stock option exercises, and $0.3 million of debt issuance costs and other items.

Fiscal 2011 financing activities provided $328.4 million of cash, which included $425.0 million of privately placed unsecured term debt borrowings, $165.0 million of credit facility borrowings, $8.7 million of proceeds from the issuance of common stock from stock option exercises and $1.2 million tax benefit on stock options exercised during the period. Proceeds were partially offset by $190.0 million used to repay debt; $51.5 million used for the quarterly payment of common stock dividends of $0.25 per common share; $20.0 million used to repurchase the company’s common stock; and $10.0 million of debt issuance costs incurred in connection with the issuance of the company’s September 2010 senior notes (inclusive of the $6.2 million cost of an interest rate swap) and the amendment and extension of the company’s revolving credit facility as discussed above.

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

Other Liquidity Matters

Vessel Construction.    The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also opportunistically revamping the size and capabilities of the company’s fleet. The company anticipates using its existing cash balances, future operating cash flows, existing borrowing capacity and new borrowings or lease arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At March 31, 2012, the company had approximately $320.7 million of cash and cash equivalents. In addition, there was $450.0 million of credit facilities available at March 31, 2012.

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

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company believes that the shipyard has suspended construction of the vessel. The company continues to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through March 31, 2012.

In March 2012, the company terminated four PSV construction projects in Indonesia due to unjustified delays beyond the agreed delivery dates. The vessels were originally scheduled to deliver between May and November 2012, but had projected delivery dates ranging from August to December 2013 at the time the projects were terminated. The company had refundment guarantees in place supporting the progress payments that were made on these vessels and received the full refund including interest. During November and December of 2011, the company canceled its purchase agreements with the same shipyard for two anchor handling towing supply vessels under construction in Indonesia. The cancellations, which were due to unjustified delays beyond the agreed delivery dates, were authorized under the purchase agreements. No deposits or progress payments were involved in these two cancellations.

Two vessels under construction at a domestic shipyard have fallen substantially behind schedule. The shipyard recently notified the company that the shipyard should be entitled to a delay in the delivery date for both vessels and an increase in the contract price for the first vessel because the company was late in completing and providing the shipyard with the vessel’s detailed design drawings. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, negotiations with the shipyard are ongoing in an attempt to reach an amicable settlement of these issues. These negotiations are at a preliminary stage.

Merchant Navy Officers Pension Fund.    A current subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was

$6.7 million and $9.6 million at March 31, 2012 and 2011, respectively, all of which has been accrued. The company recorded $0.3 million and $6.0 million of additional liabilities during fiscal 2012 and 2011, respectively. No additional liabilities were recorded during fiscal 2010. Payments totaling $3.1 million and $0.9 million were paid to the fund during fiscal 2012 and 2011, respectively. In the future, the fund’s Trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. The company objected to that decision and has reached an agreement in principle with the Trustee to pay the total remaining assessments (aggregating $6.7 million as of March 31, 2012) in installments through October 2014. This agreement in principle is subject to final confirmation by the company and the Trustee.

Brazilian Customs.    In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $90.3 million as of March 31, 2012). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $86.8 million as of March 31, 2012) of the total fines sought by the Macae Customs Office. The full decision is subject to further administrative appellate review, and the company understands that this further full review by a secondary appellate board is ongoing. The company is contesting the decision with respect to the remaining 6.0 million Brazilian reais (approximately $3.5 million as of March 31, 2012) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors), have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing two vessels to start new charters in Brazil, the company filed two suits on August 22, 2011 and April 5, 2012, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of March 31, 2012, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

Supplemental Retirement Plan.    On April 18, 2012, Dean E. Taylor, President, Chief Executive Officer and Chairman of the Board announced his retirement as President and Chief Executive Officer of Tidewater Inc. effective May 31, 2012. Mr. Taylor will continue as Tidewater’s non-executive Chairman of the Board. As a result of our CEO’s retirement, Mr. Taylor is expected to receive in December 2012 a $12.6 million lump sum distribution in settlement of his supplemental executive retirement plan obligation. A settlement loss, which is currently estimated to be $4.4 million, will be recorded at the time of distribution.

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

Legal Proceedings.    Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Venezuelan Operations

A full discussion on the company’s Venezuelan operations is disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Completion of Internal Investigation and Settlements with United States and Nigerian Agencies

A full discussion on the company’s internal investigation on its Nigerian operations is disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2012 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	More Than 5 Years

Term loan	$125,000	—	4,688	6,250	114,062	—	—

Term loan interest	8,600	2,247	2,247	2,247	1,859	—	—

August 2011 senior notes	165,000	—	—	—	—	—	165,000

August 2011 senior notes interest	60,937	7,301	7,301	7,301	7,301	7,301	24,432

September 2010 senior notes	425,000	—	—	—	42,500	—	382,500

September 2010 senior notes interest	140,838	18,041	18,041	18,042	17,693	16,647	52,374

July 2003 senior notes	235,000	60,000	140,000	—	35,000	—	—

July 2003 senior notes interest	14,528	8,692	3,685	1,613	538	—	—

Uncertain tax positions (A)	14,281	3,192	3,392	3,590	1,900	1,717	490

Operating leases	10,532	5,304	2,409	995	820	250	754

Bareboat charter leases	45,618	17,626	17,609	8,079	2,304	—	—

Vessel purchase obligations	45,496	45,496	—	—	—	—	—

Vessel construction obligations	313,795	174,736	95,200	43,859	—	—	—

Pension and post-retirement obligations	85,577	9,315	17,091	6,718	6,927	7,210	38,316

Total obligations	$1,690,202	351,950	311,663	98,694	230,904	33,125	663,866

(A)    These amounts represent the liability for unrecognized tax benefits under FIN 48. The estimated income tax liabilities for uncertain tax positions will be settled as a result of expiring statutes, audit activity, competent authority proceedings related to transfer pricing, or final decisions in matters that are the subject of litigation in various taxing jurisdictions in which we operate. The timing of any particular settlement will depend on the length of the tax audit and related appeals process, if any, or an expiration of a statute. If a liability is settled due to a statute expiring or a favorable audit result, the settlement of the tax liability would not result in a cash payment.

Letters of Credit and Surety Bonds

In the ordinary course of business, the company had other commitments that the company is contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should the company breach certain contractual and/or performance or payment obligations. As of March 31, 2012, the company had $72.5 million of outstanding standby letters of credit, surety bonds and performance bonds. These obligations are geographically concentrated in Nigeria and Mexico.

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

Future Minimum Lease Payments

As of March 31, 2012, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
2013	$10,702	6,924	17,626
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
2016	—	2,304	2,304
Thereafter	—	—	—
Total future lease payments	$24,241	21,377	45,618

The operating lease expense on these bareboat charter arrangements, which are reflected in vessel operating costs, for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Vessel operating leases	$17,967	17,964	15,054

For more disclosure on the company’s sale-leaseback arrangement refer to Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Application of Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures and disclosures of any contingent assets and liabilities at the date of the financial statements. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical experience and other assumptions and information that comes to its attention that may vary its outlook for the future. Estimates and assumptions about future events and their effects are subject to uncertainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes. As a result, actual results may differ from estimates under different assumptions.

We suggest that the company’s Nature of Operations and Summary of Significant Accounting Policies, as described in Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this report, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have defined a critical accounting estimate as one that is important to the portrayal of our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. The company believes the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of the company’s consolidated financial statements are described below. There are other items within our consolidated financial statements that require estimation and judgment but they are not deemed critical as defined above.

Revenue Recognition

Our primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally either on a term basis (average three months to two years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate; provided, however, that term contracts at times include escalation clauses to recover increases in specific costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the costs structure of the company’s contracts based on whether the contracts are spot or term, for the operating costs are generally the same without regard to the length of a contract.

Receivables and Allowance for Doubtful Accounts

In the normal course of business, we extend credit to our customers on a short-term basis. Our principal customers are major oil and natural gas exploration, field development and production companies. We routinely review and evaluate our accounts receivable balances for collectability. The determination of the collectability of amounts due from our customers requires us to use estimates and make judgments regarding future events and trends, including monitoring our customers’ payment history and current credit worthiness to determine that collectability is reasonably assured, as well as consideration of the overall business climate in which our customers operate. Provisions for doubtful accounts are recorded when it becomes evident that our customer will not make the required payments, which results in a reduction in our receivable balance. We believe that our allowance for doubtful accounts is adequate to cover potential bad debt losses under current conditions; however, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional provisions for doubtful accounts that may be required. During fiscal 2010, we recorded a $44.8 million provision to fully reserve accounts receivable payable by two of the company’s customers located in Venezuela. Please refer to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report for a detailed discussion regarding the company’s Venezuelan operations.

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired. The company uses the two-step method for evaluating goodwill for impairment as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Other. Step one involves comparing the estimated fair value of the reporting unit to its carrying amount. The estimated fair value of the reporting unit is determined by discounting the projected future operating cash flows for the remaining average useful life of the assets within the reporting units by the company’s estimated weighted average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. Impairment is deemed to exist if the implied fair value of the reporting unit goodwill is less than the respective carrying value of the reporting unit goodwill, and in such case, an impairment loss would be recognized equal to the difference. There are many assumptions and estimates underlying the determination of the fair value of each reporting unit, such as, future expected utilization and average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

At March 31, 2012, the company’s goodwill balance represented 7% of total assets and 12% of stockholders’ equity. Interim testing is performed if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include prolonged adverse industry or economic changes; significant business interruption due to political unrest or terrorism; unanticipated competition that has the potential to dramatically reduce the company’s earning potential; legal issues; or the loss of key personnel.

Impairment of Long-Lived Assets

The company reviews the vessels in its active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. With respect to vessels that have not been stacked, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. We also subdivide our groupings of assets with similar operating and marketing characteristics between our older vessels and newer vessels.

The company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, the company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value, considered Level 3, as defined by ASC 360, Impairment or Disposal of Long-lived Assets, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

The primary estimates and assumptions used in reviewing active vessel groups for impairment include utilization rates, average dayrates, and average daily operating expenses. These estimates are made based on recent actual trends in utilization, dayrates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed and they are reasonably likely to continue to change as market conditions change in the future. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates each stacked vessel’s fair value by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. In certain situations we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. The company has consistently recorded modest gains on the sale of stacked vessels.

Income Taxes

The liability method is used for determining the company’s income tax provisions, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. In addition, the company determines its effective tax rate by estimating its permanent differences resulting from differing treatment of items for tax and accounting purposes.

As a global company, we are subject to the jurisdiction of taxing authorities in the United States and by the respective tax agencies in the countries in which we operate internationally, as well as to tax agreements and treaties among these governments. Our operations in these different jurisdictions are taxed on various bases: actual income before taxes, deemed profits (which are generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue. Determination of taxable income in any tax jurisdiction requires the interpretation of the related tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing and character of deductions, permissible revenue recognition methods under the tax law and the sources and character of income and tax credits. Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact on the amount of income taxes that we provide during any given year. The company is periodically audited by various taxing authorities in the United States and by the respective tax agencies in the countries in which it operates internationally. The tax audits generally include questions regarding the calculation of taxable income. Audit adjustments affecting permanent differences could have an impact on the company’s effective tax rate.

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

Drydocking Costs

The company expenses maintenance and repair costs as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original depreciable life that also have the effect of extending the useful life of the asset are capitalized and amortized over 30 months. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major vessel modifications are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require a drydocking inspection twice in every five year period, and the company schedules these drydockings when it is anticipated that the work can be performed. While the actual length of time between drydockings can vary, we use a 30 month amortization period for the costs of these drydockings as an average time between the required certifications. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

Accrued Property and Liability Losses

The company self-insures a portion of potential hull damage and personal injury claims that may arise in the normal course of business. We are exposed to insurance risks related to the company’s reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until all losses are settled. The company estimates the reinsurance recoverable amount we expect to receive and utilizes third party actuaries to estimate losses for claims that have occurred but have not been reported or not fully developed. Reinsurance recoverable balances are monitored regularly for possible reinsurance exposure and we record adequate provisions for doubtful reinsurance receivables. It is the company’s opinion that its accounts and reinsurance receivables have no impairment other than that for which provisions have been made.

Pension and Other Postretirement Benefits

The company sponsors a defined benefit pension plan and a supplemental executive retirement plan covering eligible employees of Tidewater Inc. and participating subsidiaries. The accounting for these plans is subject to guidance regarding employers’ accounting for pensions and employers’ accounting for postretirement benefits other than pensions. Net periodic pension costs and accumulated benefit obligations are determined using a number of assumptions, of which the discount rates used to measure future obligations, expenses and expected long-term return on plan assets are most critical. Less critical assumptions, such as, the rate of compensation increases, retirement ages, mortality rates, health care cost trends, and other assumptions, also have a significant impact on the amounts reported. The company’s pension costs consists of service costs, interest costs, expected returns on plan assets, amortization of prior service costs or benefits and, in part, on a market-related valuation of assets. The company considers a number of factors in developing its pension assumptions, which are evaluated at least annually, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

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

The company’s newer technologically sophisticated anchor handling towing supply vessels and platform supply vessels generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. Competition for skilled crews will likely intensify, particularly in international markets, as new build vessels currently under construction enter the global fleet. Concerns regarding shortages in skilled labor become an increasing concern globally, During calendar year 2011, global wages in the energy industry have risen approximately 6% per analyst reports. Increases in local wages is another developing trend regarding wage inflation, especially in South America where local wages have trended higher and are now on par or have exceeded wages earned by the expatriate employee work force. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide and, until the calendar year 2008-2009 global recession, the price of steel had increased dramatically due to increased worldwide demand for the metal. The price of steel continues to be high by historical standards. Although prices eased with the reduced global demand for steel in recent years, availability of iron ore, the main component of steel, is tighter today than in 2005 when prices for iron ore increased dramatically. Steel consumption increased during calendar year 2010 and into calendar 2011 but is expected to wane if the economic recovery loses momentum. If the price of steel declines, the cost of new vessels will result in lower capital expenditures and depreciation expenses, which taken by themselves would increase our future operating profits.

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

Revolving Credit and Term Loan Agreement

Please refer to “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s revolving credit and term loan agreement and required cash payments for our indebtedness.

Because the term loan outstanding at March 31, 2012 bears interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our term loans as of March 31, 2012, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Term Loan	$125,000	129,806	127,545	132,119

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at March 31, 2012 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of March 31, 2012, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
August 2011	$165,000	166,916	155,695	179,124
September 2010	425,000	430,339	403,931	458,913
July 2003	235,000	240,585	237,429	243,817
Total	$825,000	837,840	797,055	881,854

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

Derivatives

The company had one foreign exchange spot contract outstanding at March 31, 2012, with a notional value of $1.0 million. The one spot contract settled by April 2, 2012. The company had eight purchase and one sell foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011.

At March 31, 2012, the company had four British pound forward contracts outstanding totaling $7.0 million, which is generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report and elsewhere in this document. The forward contracts expire at various times through September 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2011, the company had three British pound forward contracts outstanding totaling $8.2 million, related to the company’s foreign exchange exposure on its MNOPF liability. The forward contracts have expiration dates between September 2011 and June 2012. The combined change in fair value of these three forward contracts at March 31, 2011 was approximately $0.3 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2011, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

Other

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s Venezuelan operations are disclosed in the “Liquidity, Capital Resources and Other Matters” section of this report and in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

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

For additional disclosure on the company’s currency exchange risk, including a discussion on the company’s Venezuelan operations, refer to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report. For additional disclosure on the company’s derivative financial instruments refer to Note (12) of Notes to Consolidated Financial Statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is included in Part IV of this report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that all information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act’), such as this report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officers, as appropriate, to allow timely decisions regarding required disclosure. However, any control system, no matter how well conceived and followed, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met.

As of the end of the period covered by this annual report, we have evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2012

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2012.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2012 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

Equity compensation plans approved by shareholders	1,725,424		$44.93	886,254	(1)
Equity compensation plans not approved by shareholders	—		—	—

Balance at March 31, 2012	1,725,424	(2)	$44.93	886,254

(1)

As of March 31, 2012, all such remaining shares are issuable as stock options or restricted stock or other stock-based awards under the company’s 2009 Stock Incentive Plan and the 2006 Stock Incentive Plan.

(2)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2012, these shares would represent 3.3% of the then total outstanding common shares of the company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2012.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2012.

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

10.17+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.18+

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

10.20+

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

10.23+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.24+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.25+

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

10.28+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the year ended March 31, 2009, File No. 1-6311).

10.29+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.45 to the company’s annual report on Form 10-K for the year ended March 31, 2009, File No. 1-6311).

10.30+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.31+

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

10.37+	2009 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.38+

Form of Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed as Exhibit 99.1 to the company’s current report on Form 8-K on December 15, 2009, File No. 1-6311).

10.39+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.40+

Form of Restricted Stock Agreement for the grant of Restricted Stock under the Tidewater Inc. 2006 Stock Incentive Plan and Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.42 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.41+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.42+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.43+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.44+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.45+	Retirement and Consulting Agreement between Tidewater Inc. and Stephen W. Dick (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 7, 2011, File No. 1-6311).

10.46*+	Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan.

10.47+	Retirement and Non-Executive Chairman Agreement between Tidewater Inc. and Dean E. Taylor (filed as Exhibit 10.1 to the company’s current report on Form 8-K on April 20, 2012, File No. 1-6311).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2012.

TIDEWATER INC.
(Registrant)

By:	/s/ Dean E. Taylor
Dean E. Taylor
Chairman of the Board of Directors, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 21, 2012.

/s/ Dean E. Taylor	/s/ Quinn P. Fanning
Dean E. Taylor, Chairman of the Board of Directors, President and Chief Executive Officer	Quinn P. Fanning, Executive Vice President and Chief Financial Officer

/s/ Craig J. Demarest	/s/ Richard T. du Moulin
Craig J. Demarest, Vice President, Principal Accounting Officer and Controller	Richard T. du Moulin, Director

/s/ Jon C. Madonna	/s/ Richard A. Pattarozzi
Jon C. Madonna, Director	Richard A. Pattarozzi, Director

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard, Director	Jack E. Thompson, Director

/s/ Nicholas J. Sutton	/s/ M. Jay Allison
Nicholas J. Sutton, Director	M. Jay Allison, Director

/s/ James C. Day	/s/ Cindy B. Taylor
James C. Day, Director	Cindy B. Taylor, Director

/s/ Joseph H. Netherland	/s/ Morris E. Foster
Joseph H. Netherland, Director	Morris E. Foster, Director

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2012, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of March 31, 2012, which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2012 of the Company and our report dated May 21, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 21, 2012

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and 2011
(In thousands, except share and par value data)
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$320,710	245,720
Trade and other receivables, less allowance for doubtful accounts of $49,921 in 2012 and $50,677 in 2011	309,468	272,467
Marine operating supplies	53,850	50,748
Other current assets	10,072	10,212
Total current assets	694,100	579,147
Investments in, at equity, and advances to unconsolidated companies	46,077	39,044
Properties and equipment:
Vessels and related equipment	3,952,468	3,910,430
Other properties and equipment	93,107	85,589
	4,045,575	3,996,019
Less accumulated depreciation and amortization	1,139,810	1,294,239
Net properties and equipment	2,905,765	2,701,780
Goodwill	297,822	328,754
Other assets	117,854	99,391
Total assets	$4,061,618	3,748,116

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	74,115	45,177
Accrued expenses	134,953	120,869
Accrued property and liability losses	3,636	3,846
Other current liabilities	26,225	13,697
Total current liabilities	238,929	183,589
Long-term debt	950,000	700,000
Deferred income taxes	214,627	216,735
Accrued property and liability losses	3,150	5,327
Other liabilities and deferred credits	128,555	128,521

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 51,250,995 shares at March 31, 2012 and 51,876,038 shares at March 31, 2011	5,125	5,188
Additional paid-in capital	102,726	90,204
Retained earnings	2,437,836	2,436,736
Accumulated other comprehensive loss	(19,330)	(18,184)
Total stockholders’ equity	2,526,357	2,513,944
Total liabilities and stockholders’ equity	$4,061,618	3,748,116

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2012, 2011, and 2010
(In thousands, except share and per share data)	2012	2011	2010
Revenues:
Vessel revenues	$1,060,468	1,051,213	1,138,162
Other operating revenues	6,539	4,175	30,472
	1,067,007	1,055,388	1,168,634
Costs and expenses:
Vessel operating costs	638,137	638,590	605,259
Costs of other operating revenues	7,115	4,660	27,387
Depreciation and amortization	138,356	140,576	130,184
Goodwill impairment	30,932	—	—
General and administrative	156,570	145,454	149,932
Provision for Venezuelan operations, net	—	—	43,720
Gain on asset dispositions, net	(17,657)	(13,228)	(28,178)
	953,453	916,052	928,304
Operating income	113,554	139,336	240,330
Other income (expenses):
Foreign exchange gain	3,309	2,278	4,094
Equity in net earnings of unconsolidated companies	13,041	12,185	18,107
Interest income and other, net	3,440	5,065	6,882
Interest and other debt costs	(22,308)	(10,769)	(1,679)
	(2,518)	8,759	27,404
Earnings before income taxes	111,036	148,095	267,734
Income tax expense	23,625	42,479	8,258
Net earnings	$87,411	105,616	259,476

Basic earnings per common share	$1.71	2.06	5.04

Diluted earnings per common share	$1.70	2.05	5.02

Weighted average common shares outstanding	51,165,460	51,221,800	51,447,077
Dilutive effect of stock options and restricted stock	264,107	265,283	241,953
Adjusted weighted average common shares	51,429,567	51,487,083	51,689,030

Cash dividends declared per common share	$1.00	1.00	1.00

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND OTHER COMPREHENSIVE INCOME

Years Ended March 31, 2012, 2011 and 2010
(In thousands)
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2009	$5,169	64,380	2,194,842	(19,713)	2,244,678
Net earnings	—	—	259,476	—	259,476
Other Comprehensive Income:
Currency translation adjustment	—	—	—	767	767
Unrealized gain/(losses) on available-for-sale securities	—	—	—	2,622	2,622
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	414	414
Changes in Pension Plan minimum liability	—	—	—	(1,244)	(1,244)
Changes in Other Benefit Plan minimum liability	—	—	—	223	223

Total Comprehensive income					262,258

Issuance of restricted stock	11	(11)	—	—	—
Stock option activity	7	5,554	—	—	5,561
Cash dividends declared	—	—	(51,743)	—	(51,743)
Amortization/cancellation of restricted stock restricted stock	(4)	3,280	—	—	3,276
Balance at March 31, 2010	$5,183	73,203	2,402,575	(16,931)	2,464,030
Net earnings	—	—	105,616	—	105,616
Other Comprehensive Income:
Currency translation adjustment	—	—	—	—	—
Unrealized gain/(losses) on available-for-sale securities	—	—	—	1,335	1,335
Realized loss on derivative contract	—	—	—	(3,974)	(3,974)
Amortization of loss on derivative contract				187	187
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	183	183
Changes in Pension Plan minimum liability	—	—	—	(133)	(133)
Changes in Other Benefit Plan minimum liability	—	—	—	1,149	1,149

Total Comprehensive income					104,363

Issuance of restricted stock	33	(33)	—	—	—
Stock option activity	24	15,367	—	—	15,391
Cash dividends declared	—	—	(51,516)	—	(51,516)
Retirement of common stock	(49)	—	(19,939)	—	(19,988)
Amortization/cancellation of restricted stock	(3)	1,667	—	—	1,664
Balance at March 31, 2011	$5,188	90,204	2,436,736	(18,184)	2,513,944
Net earnings	—	—	87,411	—	87,411
Other Comprehensive Income:
Currency translation adjustment	—	—	—	—	—
Unrealized gain/(losses) on available-for-sale securities	—	—	—	(272)	(272)
Amortization of loss on derivative contract				467	467
Changes in Supplemental Executive Retirement Plan minimum liability	—	—	—	(1,288)	(1,288)
Changes in Pension Plan minimum liability	—	—	—	894	894
Changes in Other Benefit Plan minimum liability	—	—	—	(947)	(947)

Total Comprehensive income					86,265

Stock option activity	14	8,100	—	—	8,114
Cash dividends declared	—	—	(51,370)	—	(51,370)
Retirement of common stock	(74)	—	(34,941)	—	(35,015)
Amortization of restricted stock units	—	272	—	—	272
Amortization/cancellation of restricted stock	(3)	4,150	—	—	4,147
Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	2,526,357

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2012, 2011 and 2010
(In thousands)	2012	2011	2010
Operating activities:
Net earnings	$ 87,411	105,616	259,476
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	138,356	140,576	130,184
Provision (benefit) for deferred income taxes	(23,754)	(6,849)	569
Reversal of liabilities for uncertain tax positions	(6,021)	—	(36,110)
Gain on asset dispositions, net	(17,657)	(13,228)	(28,178)
Goodwill impairment	30,932	—	—
Provision for Venezuelan operations, net	—	—	43,720
Equity in earnings of unconsolidated companies, net of dividends	(7,033)	1,570	(3,336)
Compensation expense – stock based	14,340	15,482	8,740
Excess tax liability (benefit) on stock options exercised	1,190	(1,190)	(72)
Changes in assets and liabilities, net:
Trade and other receivables	(38,015)	15,272	(20,458)
Marine operating supplies	(3,102)	(4,511)	4,490
Other current assets	140	(3,509)	(338)
Accounts payable	21,844	3,504	(12,657)
Accrued expenses	4,063	(7,080)	6,119
Accrued property and liability losses	(210)	(963)	(712)
Other current liabilities	8,700	12,675	(21,889)
Other liabilities and deferred credits	7,947	6,219	(3,115)
Other, net	3,290	622	1,828
Net cash provided by operating activities	222,421	264,206	328,261
Cash flows from investing activities:
Proceeds from sales of assets	42,029	37,196	51,735
Proceeds from sales/leaseback of assets	—	—	101,755
Proceeds from insurance settlements on Venezuela seized vessels	—	8,150	—
Additions to properties and equipment	(357,110)	(615,289)	(451,973)
Other	—	—	1
Net cash used in investing activities	(315,081)	(569,943)	(298,482)
Cash flows from financing activities:
Principal payments on debt	(40,000)	(190,000)	—
Debt borrowings	290,000	590,000	—
Debt issuance costs	(295)	(10,032)	(7,712)
Proceeds from exercise of stock options	5,411	8,695	1,872
Cash dividends	(51,261)	(51,478)	(51,734)
Excess tax (liability) benefit on stock options exercised	(1,190)	1,190	72
Stock repurchases	(35,015)	(19,988)	—
Net cash provided by (used in) financing activities	167,650	328,387	(57,502)
Net change in cash and cash equivalents	74,990	22,650	(27,723)
Cash and cash equivalents at beginning of year	245,720	223,070	250,793
Cash and cash equivalents at end of year	$ 320,710	245,720	223,070

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 36,839	15,957	14,951
Income taxes	$ 49,332	48,365	57,571
Supplemental disclosure of noncash investing activities:
Additions to properties and equipment	$ 10,850	—	—

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Depreciation and Amortization

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

Depreciation and amortization expense for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Depreciation expense	$138,356	140,576	130,184

Maintenance and Repairs

Maintenance and repairs (including major repair costs) are expensed as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original estimated depreciable life that also have the effect of extending the useful life (for example, the complete overhaul of main engines, the replacement of mechanical components, or the replacement of steel in the vessel’s hull) of the asset are capitalized and amortized over 30 months. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major modifications to equipment that are being performed not only for a specific customer contract are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require certification inspections twice in every five year period, and the company schedules these vessel drydockings when it is anticipated that the work can be performed. While the actual length of time between drydockings can vary, we use a 30 month amortization period for the costs of these drydockings as an average time between the required certifications

Net Properties and Equipment

The following is a summary of net properties and equipment at March 31:

	2012		2011
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)

Vessels in active service	251	$2,567,321	262	$2,265,042
Stacked vessels	67	34,768	90	40,224
Vessels withdrawn from service	2	633	4	673
Marine equipment and other assets under construction		261,679		358,294
Other property and equipment		41,364		37,547
Totals	320	$2,905,765	356	$2,701,780

The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2012 and 2011 have an average age of 30.9 and 30.6 years, respectively. A vast majority of vessels stacked at March 31, 2012 are currently being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service represent those vessels that are not included in the company’s utilization statistics. Vessels withdrawn from service at March 31, 2012 and 2011 have an average age of 32.0 and 33.0 years, respectively.

All vessels are classified in the company’s consolidated balance sheets in Properties and Equipment. No vessels are classified as held for sale because no vessel meets the criteria. Stacked vessels and vessels withdrawn from service are reviewed for impairment semiannually.

Impairment of Long-Lived Assets

The company reviews the vessels in its active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. With respect to vessels that have not been stacked, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. We also subdivide our groupings of assets with similar operating and marketing characteristics between our older vessels and newer vessels.

The company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, the company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value [considered Level 3, as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360] Impairment or Disposal of Long-lived Assets, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

The primary estimates and assumptions used in reviewing active vessel groups for impairment include utilization rates, average dayrates, and average daily operating expenses. These estimates are made based on recent actual trends in utilization, dayrates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed and they are reasonably likely to continue to change as market conditions change in the future. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates each stacked vessel’s fair value by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. In certain situations we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. The company has consistently recorded modest gains on the sale of stacked vessels. Refer to Note (12) for a discussion on asset impairments.

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

As discussed in Note (15), the company changed its reportable segments during the quarter ended September 30, 2011 from International and United States to Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The company performed an interim goodwill impairment assessment prior to changing its reportable segments and determined there was no goodwill impairment.

The company also performed an interim goodwill impairment assessment on the new reporting units using September 30, 2011 carrying values and determined on the basis of the step one impairment test that the carrying value of its Middle East/North Africa unit exceeded its fair value thus triggering the second step of the analysis as prescribed by ASC 350. An estimated goodwill impairment charge of $30.9 million was recorded during the quarter ended September 30, 2011. Step two of the assessment was completed during the quarter ended December 31, 2011 and there was no further adjustment to goodwill. The company performed its annual impairment test as of December 31, 2010 on its then existing International and United States reporting units, and the test determined there was no goodwill impairment. Refer to Note (15) for a complete discussion on Goodwill.

The following table summarizes goodwill as a percentage of total assets and stockholders’ equity at March 31:

	2012	2011
Goodwill as a percentage of total assets	7%	9%
Goodwill as a percentage of stockholders’ equity	12%	13%

Accrued Property and Liability Losses

The company’s insurance subsidiary establishes case-based reserves for estimates of reported losses on direct business written, estimates received from ceding reinsurers, and reserves based on past experience of unreported losses. Such losses principally relate to the company’s vessel operations and are included as a component of vessel operating costs in the consolidated statements of earnings. The liability for such losses and the related reimbursement receivable from reinsurance companies are classified in the consolidated balance sheets into current and noncurrent amounts based upon estimates of when the liabilities will be settled and when the receivables will be collected.

The following table discloses the total amount of current and long-term liabilities related to accrued property and liability losses not subject to reinsurance recoverability, but considered currently payable as of March 31:

(In thousands)	2012	2011
Accrued property and liability losses	$6,786	9,173

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

The company’s pension cost consists of service costs, interest costs, expected returns on plan assets, amortization of prior service costs or benefits and actuarial gains and losses. The company considers a number of factors in developing its pension assumptions, including an evaluation of relevant discount rates, expected long-term returns on plan assets, plan asset allocations, expected changes in wages and retirement benefits, analyses of current market conditions and input from actuaries and other consultants.

Net periodic benefit costs are based on a market-related valuation of assets equal to the fair value of assets. For the long-term rate of return, assumptions are developed regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate use the equivalent single discount rate based on discounting expected plan benefit cash flows using the Mercer Bond Index Curve for the year ended March 31, 2012, and the Citigroup Pension Discount Curve for the years ended March 31, 2011 and 2010. For the projected compensation trend rate, short-term and long-term compensation expectations for participants, including salary increases and performance bonus payments are considered. For the health care cost trend rate for other postretirement benefits, assumptions are established for health care cost trends, applying an initial trend rate that reflects recent historical experience and broader national statistics with an ultimate trend rate that assumes that the portion of gross domestic product devoted to health care eventually becomes constant. Refer to Note (5) for a complete discussion on compensation – retirement benefits.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the company considers those earnings to be permanently invested abroad. Refer to Note (3) for a complete discussion on income taxes.

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

Earnings Per Share

The company follows ASC 260, Earnings Per Share. and reports both basic earnings per share and diluted earnings per share. The calculation of basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Dilutive earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share includes the dilutive effect of stock options and restricted stock grants (both time and performance based) awarded as part of the company’s share-based compensation and incentive plans. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis. Refer to Note (9), Earnings Per Share.

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

Stock-Based Compensation

The company follows ASC 718, Compensation – Stock Compensation, for the expensing of stock options and other share-based payments. This topic requires that stock-based compensation transactions be accounted for using a fair-value-based method. The company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. Refer to Note (7) for a complete discussion on stock-based compensation.

Comprehensive Income

The company reports total comprehensive income and its components in the financial statements in accordance with ASC 220, Comprehensive Income. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities and derivative financial instruments, currency translation adjustment and any minimum pension liability for the company’s U.S. Defined Benefits Pension Plan and Supplemental Executive Retirement Plan. Refer to Note (8) for a complete discussion on comprehensive income.

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

Recasted Segment Information

In connection with a change in reportable segments, certain prior period amounts have been recast to conform to the March 31, 2012 presentation of our segments with no effect on net earnings or retained earnings. Please refer to Note (14) – Segment and Geographical Distributions of Operations.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) . This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance will be effective for us beginning April 1, 2012 and will not have a significant impact on our consolidated balance sheet, results of operations or cash flow.

(2)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet. The company does not have a significant unconsolidated subsidiary as defined by SEC Rule 3-09.

Investments in, at equity, and advances to unconsolidated joint-venture companies, which primarily represents the activities of Sonatide Marine Ltd., a 49%-owned joint venture company located in Luanda, Angola, for the years ended March 31, are as follows:

(In thousands)	2012	2011
Investments in, at equity, and advances to unconsolidated companies	$46,077	39,044

(3)	INCOME TAXES

Earnings before income taxes derived from United States and non-U.S. operations for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Non-U.S.	$148,369	177,938	280,040
United States	(37,333)	(29,843)	(12,306)
	$111,036	148,095	267,734

Income tax expense (benefit) for the years ended March 31, consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
2012
Current	$(5,009)	(558)	54,363	48,796
Deferred	(24,545)	—	(626)	(25,171)
	$(29,554)	(558)	53,737	23,625

2011
Current	$3,827	(588)	46,089	49,328
Deferred	(6,988)	—	139	(6,849)
	$(3,161)	(588)	46,228	42,479

2010
Current	$(38,353)	(71)	44,779	6,355
Deferred	2,079	—	(176)	1,903
	$(36,274)	(71)	44,603	8,258

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following for the years ended March 31:

(In thousands)	2012	2011	2010
Computed "expected" tax expense	$38,863	51,833	93,707
Increase (reduction) resulting from:
Resolution of uncertain tax positions	(4,187)	—	(38,423)
Foreign income taxed at different rates	(13,504)	(14,127)	(54,352)
Foreign tax credits not previously recognized	(626)	139	(176)
Expenses which are not deductible for tax purposes	2,889	2,532	4,335
State taxes	(363)	(382)	(46)
Other, net	553	2,484	3,213
	$23,625	42,479	8,258

The company is not liable for U.S. taxes on undistributed earnings of most of its non-U.S. subsidiaries and business ventures that it considers indefinitely reinvested abroad because the company adopted the provisions of the American Jobs Creation Act of 2004 (the Act) effective April 1, 2005. All previously recorded deferred tax assets and liabilities related to temporary differences, foreign tax credits, or prior undistributed earnings of these entities whose future and prior earnings were anticipated to be indefinitely reinvested abroad were reversed in March 2005.

The effective tax rate applicable to pre-tax earnings for the years ended March 31, is as follows:

	2012	2011	2010
Effective tax rate applicable to pre-tax earnings	21.28%	28.68%	3.08%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, is as follows:

(In thousands)	2012	2011
Deferred tax assets:
Financial provisions not deducted for tax purposes	$31,960	26,964
Net operating loss and tax credit carryforwards	32,054	15,446
Other	76	34
Gross deferred tax assets	64,090	42,444
Less valuation allowance	—	—
Net deferred tax assets	64,090	42,444
Deferred tax liabilities:
Depreciation and amortization	(214,627)	(216,319)
Other	—	(416)
Gross deferred tax liabilities	(214,627)	(216,735)
Net deferred tax liabilities	$(150,537)	(174,291)

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

The amount of foreign income that U.S. deferred taxes has not been recognized upon, as of March 31, is as follows:

(In thousands)	2012
Foreign income not recognized for U.S. deferred taxes	$1,874,875

The company has the following foreign tax credit carry-forwards that begin to expire in 2015 and net operating loss carry-forwards that begin to expire in 2031 as of March 31:

(In thousands)	2012
Foreign tax credit carry-forwards	$13,759
Net operating loss carry-forwards	52,270

The company’s balance sheet reflects the following in accordance with ASC 740, Income Taxes at March 31:

(In thousands)	2012	2011
Tax liabilities for uncertain tax positions	$14,281	18,469
Income tax payable	22,217	11,911

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized, at March 31, are as follows:

(In thousands)	2012
Unrecognized tax benefit related to state tax issues	$8,657
Interest receivable on unrecognized tax benefit related to state tax issues	50

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Balance at April 1,	$15,220	14,691	44,875
Additions based on tax positions related to the current year	2,813	2,130	2,198
Reductions for tax positions of prior years	(1,375)	(1,601)	(2,774)
Exchange rate fluctuation	—	—	(930)
Settlement and lapse of statute of limitations	(931)	—	(28,678)
Balance at March 31,	$15,727	15,220	14,691

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

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Excess tax benefits on stock options exercised	$738	1,190	72

(4)	INDEBTEDNESS

Revolving Credit and Term Loan Agreement

Borrowings under the company’s $575 million amended and restated revolving credit facility (“credit facility”), which includes a $125 million term loan (“term loan”) and a $450 million revolving line of credit (“revolver”) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 55% and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s credit facility matures in January 2016.

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. In January 2012, the company elected to borrow the entire $125 million available under the term loan facility and used the proceeds to fund working capital and for general corporate purposes. Principal repayments on the term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013.

The company has $125 million in term loan borrowings outstanding at March 31, 2012, and the entire $450 million of the revolver was available, with no outstanding borrowings at March 31, 2012. There were no outstanding borrowings at March 31, 2011 under any of the credit facilities.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings (Level 2 inputs as defined in the accounting guidance).

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at March 31, is as follows:

(In thousands, except weighted average data)	2012
Aggregate debt outstanding	$165,000
Weighted average remaining life in years	8.6
Weighted average coupon rate on notes outstanding	4.42%
Fair value of debt outstanding	166,916

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of the notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at March 31, is as follows:

(In thousands, except weighted average data)	2012	2011
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	7.6	8.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	430,339	404,352

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2012 and 2011, is an after-tax loss of $3.3 million ($5.1 million pre-tax), and $3.8 million ($5.8 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at March 31, are as follows:

(In thousands, except weighted average data)	2012	2011
Aggregate debt outstanding	$235,000	275,000
Weighted average remaining life in years	1.4	2.1
Weighted average coupon rate on notes outstanding	4.43%	4.39%
Fair value of debt outstanding	240,585	285,478

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Notes totaling $40 million matured in July 2011 but were not classified as current maturities of long-term debt because the company had the ability to fund this maturity with its credit facility. Notes totaling $60.0 million will mature in July 2012 but are not classified as current maturities of long-term debt because the company has the ability, if necessary, to fund this maturity with its credit facility.

Summary of Long-Term Debt Outstanding

The following table summarizes debt outstanding at March 31:

(In thousands)	2012	2011
4.16% July 2003 senior notes due fiscal 2012	$ —	40,000
4.31% July 2003 senior notes due fiscal 2013	60,000	60,000
4.44% July 2003 senior notes due fiscal 2014	140,000	140,000
4.61% July 2003 senior notes due fiscal 2016	35,000	35,000
3.28% September 2010 senior notes due fiscal 2016	42,500	42,500
3.90% September 2010 senior notes due fiscal 2018	44,500	44,500
3.95% September 2010 senior notes due fiscal 2018	25,000	25,000
4.12% September 2010 senior notes due fiscal 2019	25,000	25,000
4.17% September 2010 senior notes due fiscal 2019	25,000	25,000
4.33% September 2010 senior notes due fiscal 2020	50,000	50,000
4.51% September 2010 senior notes due fiscal 2021	100,000	100,000
4.56% September 2010 senior notes due fiscal 2021	65,000	65,000
4.61% September 2010 senior notes due fiscal 2023	48,000	48,000
4.06% August 2011 senior notes due fiscal 2019	50,000	—
4.54% August 2011 senior notes due fiscal 2022	65,000	—
4.64% August 2011 senior notes due fiscal 2022	50,000	—
Term Loan	125,000	—
	$950,000	700,000
Less: Current maturities of long-term debt	—	—
Total	$950,000	700,000

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Interest and debt costs incurred, net of interest capitalized	$22,308	10,769	1,679
Interest costs capitalized	14,743	14,878	15,632
Total interest and debt costs	$37,051	25,647	17,311

(5)	EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. This change did not affect benefits earned by participants prior to January 1, 2011. The active employees who participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes are providing the company more predictable retirement plan costs and cash flows. By changing to a defined contribution plan and freezing the benefits accrued under the predecessor defined benefit plan, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan are reduced. Losses associated with the curtailment of the pension plan were immaterial. No amounts were contributed to the plan during fiscal 2012 and 2011. The company does not expect to contribute to the plan during fiscal 2013.

Supplemental Executive Retirement Plan

The company also offers a supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. Assets of this non-contributory defined benefit plan are held in a Rabbi Trust, invested in a variety of marketable securities, none of which is Tidewater stock. The Rabbi Trust assets are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The company did not contribute to the Rabbi Trust during fiscal 2012 and 2011. No decision has been made as to any funding to be completed during fiscal 2013. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at March 31:

(In thousands)	2012	2011
Investments held in Rabbi Trust	$17,366	18,043
Unrealized gains in carrying value of trust assets	251	523
Unrealized gains in carrying value of trust assets are net of income tax expense of	135	281
Obligations under the supplemental plan	30,633	26,197

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

The supplemental plan was amended in December 2008 to allow participants the option to elect a lump sum benefit in lieu of other payment options currently provided by the plan. As a result of the amendment, certain participants received a lump sum distribution in July 2009 in settlement of the supplemental plan obligation. The aggregate payment to those participants electing the lump sum distribution in July 2009 was $8.7 million. A settlement loss of $3.6 million was recorded in general and administrative expenses during fiscal 2010.

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

The company’s policy for the pension plan is to contribute no less than the minimum required contribution by law and no more than the maximum deductible amount. The plan does not invest in Tidewater stock.

Supplemental Plan

The investment policy of the supplemental plan is to assess the historical returns and risk associated with alternative investment strategies to achieve an expected rate of return on plan assets. The objectives of the plan are designed to maximize total returns within prudent parameters of risk for a retirement plan of this type. The below table summarizes the supplemental plan’s minimum and maximum rate of return objectives for plan assets:

	Minimum Expected Rate of Return on Plan Assets	Maximum Expected Rate of Return on Plan Assets
Equity securities	5%	7%
Debt securities	1%	3%
Cash and cash equivalents	0%	1%

Whereas fluctuating rates of return are characteristic of the securities markets, the investment objective of the supplemental plan is to achieve investment returns sufficient to meet the actuarial assumptions. This is defined as an investment return greater than the current actuarial discount rate assumption of 4.75%, which is subject to annual upward or downward revisions. The below table summarizes the supplemental plan’s minimum and maximum market value objectives for plan assets, which are based upon a five to ten year investment horizon:

	Minimum Market Value Objective for Plan Assets	Maximum Market Value Objective for Plan Assets
Equity securities	55%	75%
Debt securities	25%	45%
Percentage of debt securities allowed in below investment grade bonds	0%	20%
Cash and cash equivalents	0%	10%

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

Pension and Supplemental Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

	Target	Actual as of 2012	Actual as of 2011
Pension plan:
Equity securities	—	—	—
Debt securities	100%	97%	98%
Cash and other	—	3%	2%
Total	100%	100%	100%

Supplemental plan:
Equity securities	65%	63%	64%
Debt securities	35%	32%	29%
Cash and other	—	5%	7%
Total	100%	100%	100%

Significant Concentration Risks

The pension plan and the supplemental plan assets are periodically evaluated for concentration risks. As of March 31, 2012, the company did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

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

Fair Value of Pension Plan and Supplemental Plan Assets

The fair value of the pension plan assets and the supplemental plan assets as of March 31, are as follows:

	Pension Plan		Supplemental Plan
(In thousands)	2012	2011	2012	2011
Equity securities:
Common stock	$—	—	8,248	8,785
Preferred stock	—	—	12	12
Foreign stock	—	—	542	355
American depository receipts	—	—	2,166	2,401
Preferred American depository receipts	—	—	8	—
Real estate investment trusts	—	—	139	111
Debt securities:
Government securities	3,021	2,681	2,891	2,571
Corporate debt securities	50,770	48,956	—	—
Foreign debt securities	1,374	—	—	—
Open ended mutual funds	—	—	2,690	2,651
Cash and cash equivalents	845	799	922	1,448
Total investments	$56,010	52,436	17,618	18,334
Accrued income	907	899	—	—
Other pending transactions	—	—	(252)	(291)
Total fair value of plan assets	$56,917	53,335	17,366	18,043

The following table provides the fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2012:
(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Pension plan measured at fair value:
Debt securities:
Government securities	$3,021	3,021	—	—
Corporate debt securities	50,770	—	50,770	—
Foreign debt securities	1,374	—	1,374
Cash and cash equivalents	845	—	845	—
Total	$56,010	3,021	52,989	—
Accrued income	907	907	—	—
Total fair value of plan assets	$56,917	3,928	52,989	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$8,248	8,248	—	—
Preferred stock	12	12	—	—
Foreign stock	542	542	—	—
American depository receipts	2,166	2,108	58	—
Preferred American depository receipts	8	8
Real estate investment trusts	139	139	—	—
Debt securities:
Government debt securities	2,891	1,219	1,672	—
Open ended mutual funds	2,690	2,690	—	—
Cash and cash equivalents	922	401	521	—
Total	$17,618	15,367	2,251	—
Other pending transactions	(252)	(252)	—	—
Total fair value of plan assets	$17,366	15,115	2,251	—

The following table provides the fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2011:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Pension plan measured at fair value:
Debt securities:
Government securities	$2,681	1,407	1,274	—
Corporate debt securities	48,956	—	48,956	—
Cash and cash equivalents	799	—	799	—
Total	$52,436	1,407	51,029	—
Accrued income	899	899	—	—
Total fair value of plan assets	$53,335	2,306	51,029	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$8,785	8,785	—	—
Preferred stock	12	12	—	—
Foreign stock	355	355	—	—
American depository receipts	2,401	2,384	17	—
Real estate investment trusts	111	111	—	—
Debt securities:
Government debt securities	2,571	1,270	1,301	—
Open ended mutual funds	2,651	2,651	—	—
Cash and cash equivalents	1,448	362	1,086	—
Total	$18,334	15,930	2,404	—
Other pending transactions	(291)	(291)	—	—
Total fair value of plan assets	$18,043	15,639	2,404	—

Plan Assets and Obligations

Changes in plan assets and obligations during the years ended March 31, 2012 and 2011 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, are as follows:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$85,570	79,557	28,439	31,214
Service cost	875	922	554	581
Interest cost	4,412	4,461	1,379	1,458
Participant contributions	—	—	486	478
Plan amendments	—	234	14	83
Benefits paid	(3,743)	(3,266)	(1,031)	(1,472)
Actuarial (gain) loss	6,242	3,662	(579)	(3,903)
Benefit obligation at end of year	93,356	85,570	29,262	28,439

Change in plan assets:
Fair value of plan assets at beginning of year	$53,335	51,244	—	—
Actual return	6,403	4,740	—	—
Employer contributions	922	617	531	994
Participant contributions	—	—	486	478
ERRP reimbursement	—	—	14	—
Benefits paid	(3,743)	(3,266)	(1,031)	(1,472)
Settlement paid	—	—	—	—
Fair value of plan assets at end of year	56,917	53,335	—	—

Reconciliation of funded status:
Fair value of plan assets	$56,917	53,335	—	—
Benefit obligation	93,356	85,570	29,262	28,439
Unfunded status	$(36,439)	(32,235)	(29,262)	(28,439)

Net amount recognized in the balance sheet consists of:
Current liabilities	$(4,083)	(938)	(1,453)	(1,407)
Noncurrent liabilities	(32,356)	(31,297)	(27,809)	(27,032)
Net amount recognized	$(36,439)	(32,235)	(29,262)	(28,439)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2012	2011
Projected benefit obligation	$93,356	85,570
Accumulated benefit obligation	91,760	84,619

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plan and supplemental plan):

(In thousands)	2012	2011
Projected benefit obligation	$93,356	85,570
Accumulated benefit obligation	91,760	84,619
Fair value of plan assets	56,917	53,335

Net periodic pension cost for the pension plan and the supplemental plan for the fiscal years ended March 31 include the following components:

(In thousands)	2012	2011	2010
Service cost	$875	922	900
Interest cost	4,412	4,461	4,700
Expected return on plan assets	(2,576)	(2,479)	(2,305)
Amortization of prior service cost	50	14	38
Recognized actuarial loss	1,760	1,698	1,352
Curtailment	—	—	3,658
Net periodic pension cost	$4,521	4,616	8,343

Net periodic postretirement health care and life insurance costs for the fiscal years ended March 31 include the following components:

(In thousands)	2012	2011	2010
Service cost	$ 554	581	1,005
Interest cost	1,379	1,458	2,145
Amortization of prior service cost	(2,032)	(2,032)	(2,006)
Recognized actuarial loss	(4)	(20)	457
Net periodic postretirement (benefit) cost	$ (103)	(13)	1,601

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the fiscal years ended March 31 include the following components:

	Pension Benefits		Other Benefits
(In thousands)	2012	2011	2012	2011
Change in benefit obligation
Transition obligation	$ —	—	—	—
Prior service cost	—	234	—	83
Net loss (gain)	2,415	1,401	(579)	(3,903)
Settlement of net transition obligation	—	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(50)	(14)	2,032	2,032
Amortization of net (loss) gain	(1,760)	(1,698)	4	20
Total recognized in other comprehensive income (loss)	$ 605	(77)	1,457	(1,768)
Net of 35% tax rate	393	(50)	947	(1,149)

Amounts recognized as a component of accumulated other comprehensive (income) loss as of March 31, 2012 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$ (20,302)	120
Unrecognized prior service cost (benefit)	(184)	(10,685)
Pre-tax amount included in accumulated other comprehensive loss (income)	$ (20,486)	(10,565)

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$ 1,656	—
Unrecognized prior service cost (benefit)	50	(2,032)

Assumptions used to determine net benefit obligations for the fiscal years ended March 31, are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate	4.75%	5.25%	4.75%	5.25%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31, are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.25%	5.75%	7.25%	5.25%	5.75%	7.25%
Expected long-term rate of return on assets	5.00%	5.00%	5.75%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligation at March 31, 2012, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2013	$ 7,862	1,453
2014	15,569	1,522
2015	5,082	1,636
2016	5,255	1,672
2017	5,416	1,794
2018 – 2022	28,368	9,948
Total 10-year estimated future benefit payments	$ 67,552	18,025

Health Care Cost Trends

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation at March 31, 2012 was 9.1% for pre-65 medical and prescription drug coverage and 7.0% for post-65 medical coverage; gradually declining to 4.5% in the year 2029. The assumed health care cost trend rate used in measuring the net periodic postretirement benefit cost for the year ended March 31, 2012 was 9.5% for pre-65 medical and prescription drug coverage and 7.0% for post-65 medical coverage; gradually declining to 4.5% in the year 2029. The health care cost trend rate used in measuring the net periodic postretirement benefit cost for fiscal 2013 is expected to be 9.1% for pre-65 medical and prescription drug coverage and 7.0% for post-65 medical coverage.

A 1% increase in the assumed health care cost trend rates for each year would increase the accumulated postretirement benefit obligation by approximately $3.9 million at March 31, 2012 and increase the total of service and interest cost for the year ended March 31, 2012 by $0.3 million. A 1% decrease in the assumed health care cost trend rates for each year would decrease the accumulated postretirement benefit obligation by approximately $3.2 million at March 31, 2012 and decrease the total of service and interest cost for the year ended March 31, 2012 by $0.2 million.

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

The plan held the following number of shares of Tidewater common stock as of March 31:

	2012	2011
Number of shares of Tidewater common stock held by 401(k) plan	256,816	288,200

The amounts charged to expense related to the above defined contribution plans, for the fiscal years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Defined contribution plans expense, net of forfeitures	$ 3,120	2,985	2,674
Defined contribution plans forfeitures	335	154	568

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

Effective March 4, 2010, the non-qualified supplemental savings plan was modified to allow the company to contribute restoration benefits to eligible employees. Employees who do not accrue a benefit in the supplemental executive retirement plan and who are eligible for a contribution in the defined contribution retirement plan automatically become eligible for the restoration benefit when the employee’s eligible retirement compensation exceeds the section 401(a)(17) limit. The restoration benefit is noncontributory by the employee, but the company contributes, in cash, 3% of an eligible employee’s compensation above the 401(a)(17) limit to a trust on behalf of the employees. The active employees who participated in the now frozen defined benefit pension plan receive an additional 1% to 8% depending on age and years of service.

The company also provides a multinational savings plan to eligible non-U.S. citizen employees working outside their respective country of origin and who have been employed for one year of continuous service with the company. Participants of the plan may contribute 1% to 15% of their base salary. The company matches, in cash, 50% of the first 6% of eligible compensation deferred by the employee. Company contributions vest over six years.

The amounts charged to expense related to the multinational pension savings plan contributions, for the fiscal years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Multinational pension savings plan expense	$ 415	438	438

The company also provides certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

(6)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at March 31, is as follows:

(In thousands)	2012	2011
Recoverable insurance losses	$ 3,150	5,327
Deferred income tax assets	64,090	42,444
Deferred finance charges – revolver	6,797	8,232
Savings plans and supplemental plan	29,538	31,263
Noncurrent tax receivable	9,106	7,737
Other	5,173	4,388
	$ 117,854	99,391

A summary of accrued expenses at March 31, is as follows:

(In thousands)	2012	2011
Payroll and related payables	$31,729	37,239
Commissions payable	14,309	15,639
Accrued vessel expenses	76,078	55,920
Accrued interest expense	8,095	9,393
Other accrued expenses	4,742	2,678
	$134,953	120,869

A summary of other current liabilities at March 31, is as follows:

(In thousands)	2012	2011
Taxes payable	$ 23,791	11,187
Deferred credits - current	2,278	2,463
Dividend payable	156	47
	$ 26,225	13,697

A summary of other liabilities and deferred credits at March 31, is as follows:

(In thousands)	2012	2011
Postretirement benefits liability	$ 27,809	27,032
Pension liabilities	40,875	39,085
Deferred gain on vessel sales	39,568	39,568
Income taxes	—	5,295
Other	20,303	17,541
	$ 128,555	128,521

(7)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

General

The company’s employee stock option, restricted stock awards, restricted stock units (that settle in Tidewater common stock), and phantom stock plans are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The company believes its employee stock option plans are critical to its operations and productivity. The employee stock option plans allow the company to grant, on a discretionary basis, both incentive and non-qualified stock options as well as restricted stock.

Under the company’s stock option and restricted stock plans, the Compensation Committee of the Board of Directors has the authority to grant stock options, restricted shares and restricted stock units of the company’s stock to officers and other key employees. Under the terms of the plans, stock options are granted with an exercise price equal to the stock’s closing fair market value on the date of grant.

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants at March 31, are as follows:

March 31, 2012
Shares of common stock reserved for issuance under the plans	2,611,678
Shares of common stock available for future grants	886,254

Stock Option Plans

The company has granted stock options to its directors and employees, including officers, under several different stock incentive plans. Generally, options granted vest annually over a three-year vesting period measured from the date of grant. Options not previously exercised expire at the earlier of either three months after termination of the grantee’s employment or ten years after the date of grant. Upon retirement, unvested stock options are forfeited. The retiree has two years post retirement to exercise vested options. All of the stock options are classified as equity awards.

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. Stock options were not granted during fiscal 2012. The fair value and assumptions used for the stock options issued for the following years ended March 31, are as follows:

	2011	2010
Weighted average fair value of stock options granted	$15.92	$14.87
Risk-free interest rate	2.66%	2.66%
Expected dividend yield	2.19%	2.19%
Expected stock price volatility	38.40%	38.40%
Expected stock option life	6.0 years	6.0 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2012, 2011 and 2010:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2009	$ 43.10	1,812,007
Granted	45.75	463,305
Exercised	30.13	(62,112)
Expired or cancelled/forfeited	51.96	(20,933)
Outstanding at March 31, 2010	43.94	2,192,267
Granted	48.96	13,275
Exercised	36.72	(236,765)
Expired or cancelled/forfeited	52.43	(93,301)
Outstanding at March 31, 2011	45.36	1,875,476
Granted (A)	—	—
Exercised	38.71	(146,508)
Expired or cancelled/forfeited	56.44	(3,544)
Outstanding at March 31, 2012	$ 44.93	1,725,424

(A)	Stock options were not granted during fiscal 2012.

Information regarding the 1,725,424 options outstanding at March 31, 2012 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2012	$25.84 - $33.83	$37.55 - $48.96	$55.76 - $65.69
Options outstanding	575,149	508,719	641,556
Weighted average exercise price	$31.92	$44.83	$56.68
Weighted average remaining contractual life	5.2 years	6.5 years	5.0 years
Options exercisable	569,053	354,057	638,726
Weighted average exercise price of options exercisable	$31.90	$44.39	$56.68
Weighted average remaining contractual life of exercisable shares	5.2 years	6.3 years	5.0 years

Additional information regarding stock options for the years ended March 31, are as follows:

(In thousands, except number of stock options and weighted average price)	2012	2011	2010
Intrinsic value of options exercised	$2,800	4,480	1,052
Number of stock options vested	328,325	409,649	256,550
Fair value of stock options vested	$4,117	5,564	3,293
Number of options exercisable	1,561,836	1,383,563	1,278,525
Weighted average exercise price of options exercisable	$44.86	45.46	44.98
The aggregate intrinsic value of the options outstanding at March 31, 2012 was $17.4 million. The aggregate intrinsic value of options exercisable at March 31, 2012 was $16.0 million.
Stock option compensation expense along with the reduction effect on basic and diluted earnings per share, and stock option compensation expense for the years ended March 31, are as follows:
(In thousands, except per share data)	2012	2011	2010
Stock option compensation expense	$3,892	5,506	3,618
Basic earnings per share reduced by	0.05	0.07	0.05
Diluted earnings per share reduced by	0.05	0.07	0.05

As of March 31, 2012, total unrecognized stock-option compensation costs amounted to $2.2 million or $1.6 million net of tax. No stock option compensation costs were capitalized as part of the cost of an asset. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of the employee’s termination date.

Restricted Stock Awards

The company has granted restricted stock awards to key employees, including officers, under several different employee stock plans, which provide for the granting of restricted stock and/or performance awards to officers and key employees. The company awards both time-based and performance-based shares of restricted stock awards. The restrictions on the time-based restricted stock awards lapse generally over a four year period and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock award lapse if the company meets specific targets. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote the restricted shares and receive dividends on the time-based restricted shares. Dividends are accrued on performance-based restricted shares and ultimately paid only if the performance criteria is achieved. All of the restricted stock awards are classified as equity awards in stockholders’ equity. The deferred amount is generally amortized on a straight-line basis to earnings over the respective vesting periods and is net of forfeitures.

The following table sets forth a summary of restricted stock award activity of the company for fiscal 2012, 2011 and 2010:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2009	$ 47.69	125,753	292,771
Granted	45.75	75,722	37,861
Vested	52.53	(40,833)	(116,950)
Cancelled/forfeited	56.51	(204)	(797)
Non-vested balance at March 31, 2010	45.03	160,438	212,885
Granted	57.50	256,770	70,678
Vested	49.02	(47,609)	(52,264)
Cancelled/forfeited	57.37	—	(2,675)
Non-vested balance at March 31, 2011	51.13	369,599	228,624
Granted	54.59	7,500	—
Vested	50.11	(110,681)	(4,983)
Cancelled/forfeited	—	—	—
Non-vested balance at March 31, 2012	$ 51.43	266,418	223,641

Restrictions on approximately 113,160 time-based and 57,230 performance-based restricted stock awards outstanding at March 31, 2012 would lapse during fiscal 2013 if performance-based targets are achieved.

Restricted stock award compensation expense and grant date fair value for the years ended March 31, is as follows:

(In thousands)	2012	2011	2010
Grant date fair value of restricted stock vested	$5,796	4,896	8,288
Restricted stock compensation expense	6,171	3,435	5,123

As of March 31, 2012, total unrecognized restricted stock compensation costs amounted to $24.4 million, or $17.0 million net of tax. No restricted stock award compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2012.

Restricted Stock Units

The company has granted restricted stock units to key employees, including officers, under the company’s employee stock plan, which provide for the granting of restricted stock units to officers and key employees. The company awards time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price. The company also awards performance-based restricted stock units, where each unit represents the right to receive, at the end of a vesting period, up to two shares of Tidewater common stock with no exercise price. The company uses assumptions underlying the Black-Scholes methodology to produce a Monte Carlo simulation model to value the performance-based restricted stock units. The fair value of the time-based restricted stock units is based on the market price of our common stock on the date of grant. Vesting of the performance-based restricted stock units is based on the company’s three year Total Shareholder Return (TSR) as measured against a three year TSR of a defined peer group. The restrictions on the time-based restricted stock units lapse over a three year period from the date of the award and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if the company meets specific targets as defined. During the restricted period, the restricted stock units may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, but have no voting rights until the units vest. Dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria is achieved. Upon retirement, the Compensation Committee of the Board of Directors will take into consideration the accelerated vesting of the restricted stock units after certain age and service criteria are met. Restricted stock unit compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

The following table sets forth a summary of restricted stock unit activity of the company for fiscal 2012:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2011	$ —	—	—
Granted	54.18	248,288	72.23	84,394
Vested	—	—	—	—
Cancelled/forfeited	—	—	—	—
Non-vested balance at March 31, 2012	$ 54.18	248,288 `	72.23 `	84,394

Restrictions on approximately 82,779 time-based shares and no performance-based shares outstanding at March 31, 2012 would lapse during fiscal 2013 if performance-based targets are achieved.

Restricted stock unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2012
Grant date fair value of restricted stock units vested	$ —
Restricted stock unit compensation expense	272

As of March 31, 2012, total unrecognized restricted stock unit compensation costs amounted to $19.3 million, or $14.2 million net of tax. No restricted stock unit compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock unit compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee from the company who has received restricted stock units that are unvested as of their separation date. There were no modifications to the restricted stock units during fiscal 2012.

Phantom Stock Plan

The company provides a Phantom Stock Plan to provide additional incentive compensation to certain key employees who are not officers of the company. The plan awards phantom stock units to participants who have the right to receive the value of a share of common stock in cash from the company. Participants have no voting or other rights as a shareholder with respect to any common stock as a result of participation in the phantom stock plan. The phantom shares generally have a three or four-year vesting period from the grant date of the award provided the employee remains employed by the company during the vesting period. Participants receive dividend equivalents at the same rate as dividends on the company’s common stock.

The following table sets forth a summary of phantom stock activity of the company for fiscal 2012, 2011 and 2010:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2009	$44.73	131,927	70,325
Granted	45.69	77,004	—
Vested	45.34	(36,841)	(19,875)
Cancelled/forfeited	43.14	(2,779)	(748)
Non-vested balance at March 31, 2010	44.94	169,311	49,702
Granted	57.62	32,107	—
Vested	62.21	(49,427)	(16,070)
Cancelled/forfeited	44.88	(13,923)	(5,573)
Non-vested balance at March 31, 2011	40.58	138,068	28,059
Granted	54.18	22,845	—
Vested	59.33	(51,255)	—
Cancelled/forfeited	46.16	(6,347)	—
Non-vested balance at March 31, 2012	$35.36	103,311	28,059

Restrictions on 58,461 time-based shares and 28,059 performance-based shares outstanding at March 31, 2012 would lapse during fiscal 2013 should performance-based targets be achieved. The fair value of the non-vested phantom shares at March 31, 2012 is $54.02 per unit.

Phantom stock compensation expense and grant date fair value for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Grant date fair value of phantom stock vested	$3,041	4,075	2,572
Phantom stock compensation expense	3,180	3,893	2,460
Phantom stock compensation costs capitalized as part of an asset	—	—	—

As of March 31, 2012, total unrecognized phantom stock compensation costs amounted to $4.4 million, or $4.0 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

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

The following table sets forth a summary of deferred stock unit activity of the company for fiscal 2012, 2011 and 2010:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at March 31, 2009	$ 46.90	56,949
Dividend equivalents reinvested	45.10	1,167
Retirement distribution	42.05	(7,000)
Granted	47.11	21,812
Balance at March 31, 2010	47.40	72,928
Dividend equivalents reinvested	46.92	1,568
Retirement distribution	—	—
Granted	59.85	17,869
Balance at March 31, 2011	49.80	92,365
Dividend equivalents reinvested	50.49	1,843
Retirement distribution	—	—
Granted	54.02	20,372
Balance at March 31, 2012	$ 50.56	114,580

Deferred stock units are fully vested at the time of grant. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Deferred stock unit compensation expense, which is reflected in general and administrative expenses, for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Deferred stock units compensation expense	$700	2,117	1,560

(8)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock at March 31, are as follows:

	2012	2011
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.10	$0.10
Common stock shares issued	51,250,995	51,876,038
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	0	0

Common Stock Repurchases

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that is in effect through June 30, 2012. The Board of Directors authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At March 31, 2012, $165.0 million authorization remains available to repurchase shares under the May 2011 share repurchase program.

The company’s Board of Directors had previously authorized the company in July 2009 to repurchase up to $200.0 million in shares of its common stock in open-market or privately-negotiated transactions. The Board of Directors’ authorization for this repurchase program was replaced in May 2011 when the Board of Directors extended the program.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, is as follows:

(In thousands, except share and per share data)	2012	2011	2010
Value of common stock repurchased	$35,015	19,998	—
Shares of common stock repurchased	739,231	486,800	—
Average price paid per common share	$47.37	41.06	—

All shares of common stock repurchased during fiscal 2012 occurred in the third quarter ended December 31, 2011, while the shares repurchased during fiscal 2011 occurred during the first quarter ended June 30, 2010.

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the years ended March 31, are as follows:

(In thousands, except per share data)	2012	2011	2010
Dividends declared	$51,370	51,507	51,735
Dividend per share	1.00	1.00	1.00

Accumulated Other Comprehensive Income (Loss)

A summary of accumulated other comprehensive income and related tax effect at March 31, follows:

(In thousands)	2012	2011
Currency translation adjustments	$9,811	9,811
Unrealized gains on available-for-sale securities, net of tax of $135 in 2012 and $281 in 2011	(250)	(522)
Benefit plans minimum liabilities, net of tax of $3,473 in 2012 and $2,751 in 2011	6,449	5,108
Realized loss on derivative, net of tax of $2,039 in 2012 and $2,140 in 2011	3,787	3,974
Amortization on loss of derivative	(467)	(187)
	$19,330	18,184

Included in accumulated other comprehensive loss for the year ended March 31, 2011, is an after-tax loss of $3.3 million ($5.1 million pre-tax) relating to interest rate hedges, which are cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes offering as disclosed in Note (4). The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

(9)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2012	2011	2010

Net Income available to common shareholders (A)	$87,411	105,616	259,476

Weighted average outstanding shares of common stock, basic (B)	51,165,460	51,221,800	51,447,077
Dilutive effect of options and restricted stock awards	264,107	265,283	241,953
Weighted average common stock and equivalents (C)	51,429,567	51,487,083	51,689,030

Earnings per share, basic (A/B)	$1.71	2.06	5.04
Earnings per share, diluted (A/C)	$1.70	2.05	5.02

Additional information:
Antidilutive options and restricted stock	—	—	—

(10)	SALE/LEASBACK ARRANGEMENTS

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

Future Minimum Lease Payments

As of March 31, 2012, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
2013	$ 10,702	6,924	17,626
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
2016	—	2,304	2,304
Thereafter	—	—	—
Total future lease payments	$ 24,241	21,377	45,618

The operating lease expense on these bareboat charter arrangements, which are reflected in vessel operating costs, for the years ended March 31, are as follows:

(In thousands)	2012	2011	2010
Vessel operating leases	$17,967	17,964	15,054

(11)	COMMITMENTS AND CONTINGENCIES

Compensation Commitments

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $39.9 million.

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of March 31, 2012:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 3/31/12	Remaining Balance 03/31/12
Vessels under construction:
Anchor handling towing supply	2	$47,584	37,839	9,745
Platform supply vessels	15	488,388	195,738	292,650
Crewboats	5	22,369	10,969	11,400
Total vessels under construction	22	558,341	244,546	313,795
Vessels to be purchased:
Platform supply vessels	3	58,387	12,891	45,496
Total vessels to be purchased	3	58,387	12,891	45,496
Total vessel commitments	25	$616,728	257,437	359,291

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.). The anchor handling towing supply vessels under construction have 8,200 brake horsepower (BHP), while the platform supply vessels (PSV) under construction range between 1,900 and 6,360 deadweight tons of cargo capacity. Scheduled delivery for the new-build vessels began in April 2012, with delivery of the final new-build vessel expected in May 2014.

Regarding the vessels to be purchased, the company took possession of one PSV in April 2012 that has 3,000 deadweight tons of cargo capacity for a total cost of $19.8 million. The company plans to take possession of the remaining two PSVs, which have 3,500 deadweight tons of cargo capacity, in July 2012 and in September 2012 for a total aggregate cost of $38.6 million. As of March 31, 2012, the company had invested $12.9 million for the acquisition of these three vessels.

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

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company believes that the shipyard has suspended construction of the vessel. The company continues to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through March 31, 2012.

In March 2012, the company terminated four PSV construction projects in Indonesia due to unjustified delays beyond the agreed delivery dates. The vessels were originally scheduled to deliver between May and November 2012, but had projected delivery dates ranging from August to December 2013 at the time the projects were terminated. The company had refundment guarantees in place supporting the progress payments that were made on these vessels and received the full refund including interest. During November and December of 2011, the company canceled its purchase agreements with the same shipyard for two anchor handling towing supply vessels under construction in Indonesia. The cancellations, which were due to unjustified delays beyond the agreed delivery dates, were authorized under the purchase agreements. No deposits or progress payments were involved in these two cancellations.

Two vessels under construction at a domestic shipyard have fallen substantially behind schedule. The shipyard recently notified the company that the shipyard should be entitled to a delay in the delivery date for both vessels and an increase in the contract price for the first vessel because the company was late in completing and providing the shipyard with the vessel’s detailed design drawings. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, negotiations with the shipyard are ongoing in an attempt to reach an amicable settlement of these issues. These negotiations are at a preliminary stage.

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

Special counsel has reported to the Department of Justice (DOJ) and the Securities and Exchange Commission (SEC) the results of the investigation, and the company has entered into separate agreements with the two agencies to resolve the matters reported by special counsel. The company has previously reported the principal terms of these agreements.

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

Department of Justice

The company reached an agreement with the DOJ to resolve its previously disclosed investigation of possible violations of the FCPA. Under the agreement, Tidewater Marine International Inc. (“TMII”), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (“DPA”). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for a period of three years and seven days from the date of judicial approval of the Agreement, in return for: (a) TMII’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations contained in a three-count criminal information to be filed concurrently with the DPA; (b) TMII’s payment of a $7.35 million fine, (c) TMII’s and Tidewater Inc.’s compliance with certain undertakings relating to compliance with the FCPA and other applicable laws in connection with the Company’s operations, and cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (d) TMII’s and Tidewater Inc.’s agreement to continue to address any deficiencies in the company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws, if and to the extent not already addressed; and (e) Tidewater Inc.’s agreement to report to the DOJ in writing annually for the term of the DPA regarding remediation of the matters that are the subject of the DPA, the implementation of any enhanced internal controls, and any evidence of improper payments the company may have discovered during the term of the DPA. Tidewater submitted its first annual report to the DOJ in November 2011.

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

Settlement with the Nigerian Government

The company announced on March 3, 2011, that it had reached an agreement with the Federal Government of Nigeria (“FGN”) to settle and resolve the previously disclosed investigation by the FGN. As part of that agreement, one of the company’s Nigerian subsidiaries agreed to pay $6.0 million to the FGN and to pay an additional $0.3 million for the FGN’s attorneys’ fees and other expenses. The total $6.3 million ($0.12 per diluted common share) settlement payments were recorded and paid during the quarter ended March 31, 2011.

Merchant Navy Officers Pension Fund

A current subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $6.7 million and $9.6 million at March 31, 2012 and 2011, respectively, all of which has been accrued. The company recorded $0.3 million and $6.0 million of additional liabilities during fiscal 2012 and 2011 respectively. No additional liabilities were recorded during fiscal 2010. Payments totaling $3.1 million and $0.9 million were paid to the fund during fiscal 2012 and 2011 respectively. In the future, the fund’s Trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. The company objected to that decision and has reached an agreement in principle with the Trustee to pay the total remaining assessments (aggregating $6.7 million as of March 31, 2012) in installments through October 2014. This agreement in principle is subject to final confirmation by the company and the Trustee.

Sonatide Joint Venture

The company has previously announced that its existing Sonatide joint venture agreement with Sonangol had been extended to May 31, 2012 to allow ongoing joint venture restructuring negotiations to continue.

The company has from time to time also provided updates regarding the status of its continuing negotiations with Sonangol to put its Sonatide joint venture on a more permanent footing after a number of temporary extensions of the original joint venture agreement. As previously disclosed, in March 2012, Sonangol informed Tidewater that it would not permit further vessel contracting activity by Sonatide until the joint venture negotiations had been resolved to the parties’ mutual satisfaction. As a result, the company has begun deploying vessels (at prevailing market day rates) to other markets as those vessels become available.

The company has recently exchanged proposals and is continuing discussions with Sonangol. In the most recent meeting between the two negotiating teams, only modest progress was made in the restructuring negotiations, and important and fundamental issues regarding the restructured relationship remain outstanding and unresolved. In that meeting, Sonangol and the company discussed a number of topics, up to and including the potential issues associated with a wind up of the existing joint venture in the event restructuring discussions are not ultimately successful. If negotiations relating to putting the Sonatide joint venture on a more permanent footing are ultimately unsuccessful, the company will work toward an orderly wind up of the joint venture. We believe, however, that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels appears to be well balanced (and the market for deepwater supply vessels is currently strong), there would be financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

For the year ended March 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $254 million, or 24% of its consolidated vessel revenue, from an average of approximately 93 vessels (14 of which were stacked on average in fiscal 2012), and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23% of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011). As of March 31, 2012, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $46 million.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $90.3 million as of March 31, 2012). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $86.8 million as of March 31, 2012) of the total fines sought by the Macae Customs Office. The full decision is subject to further administrative appellate review, and the company understands that this further full review by a secondary appellate board is ongoing. The company is contesting the decision with respect to the remaining 6.0 million Brazilian reais (approximately $3.5 million as of March 31, 2012) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors), have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing two vessels to start new charters in Brazil, the company filed two suits on August 22, 2011 and April 5, 2012, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of March 31, 2012, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

As previously reported by the company, the company filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal, appointed under the ICSID Convention to resolve the investment dispute, held its first session on procedural issues in Washington, D.C. The arbitration tribunal established a briefing and hearing schedule related to jurisdictional issues. The briefing and hearings on jurisdiction concluded on March 1, 2012. The company expects the arbitration tribunal to issue a written ruling on jurisdictional issues in the second half of 2012. To the extent that the arbitration tribunal finds a basis for jurisdiction over this dispute, the company intends to continue diligently to prosecute its claim in the arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

Currency Devaluation and Fluctuation Risk

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

(12)	FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The company had one foreign exchange spot contract outstanding at March 31, 2012, which totaled a notional value of $1.0 million. The one spot contract settled by April 2, 2012. The company had eight purchase and one sell foreign exchange spot contracts outstanding at March 31, 2011, which totaled an aggregate notional value of $3.6 million. All nine spot contracts settled by April 4, 2011.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge.

At March 31, 2012, the company had four British pound forward contracts outstanding, which is generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (11) and elsewhere in this document. The forward contracts expire at various times through March 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$288,446	288,446	—	—
Long-term British pound forward derivative contracts	7,042	—	7,042	—
Total fair value of assets	$295,488	288,446	7,042	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2011:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$222,673	222,673	—	—
Long-term British pound forward derivative contracts	8,179	—	8,179	—
Total fair value of assets	$230,852	222,673	8,179	—

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Asset Impairments

The company accounts for long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. The company reviews the vessels in its active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. With respect to vessels that have not been stacked, we group together for impairment testing purposes vessels with similar operating and marketing characteristics. We also subdivide our groupings of assets with similar operating and marketing characteristics between our older vessels and newer vessels.

The company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, the company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value (considered Level 3, as defined by ASC 360) to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates each stacked vessel’s fair value by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. In certain situations we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

The below table summarizes the combined fair value of the assets that incurred impairments along with the amount of impairment during the years ended March 31. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	2012	2011	2010
Amount of impairment incurred	$3,607	8,958	3,102
Combined fair value of assets incurring impairment	8,175	13,646	10,580

(13)	GAIN ON DISPOSITION OF ASSETS, NET

The company seeks opportunities to dispose its older vessels when market conditions warrant and opportunities arise. As such, dispositions of vessels can vary from year to year; therefore, gains on sales of assets may fluctuate significantly from period to period. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

The number of vessels disposed along with the gain on the dispositions for the years ended March 31, are as follows:

(In thousands, except number of vessels disposed)	2012	2011	2010
Gain on vessels disposed	$20,024	21,663	30,646
Number of vessels disposed (A)	60	46	55

(A)	The number of vessels disposed in Fiscal 2010 excludes 15 vessels seized by the Venezuelan government

Also included in gain on dispositions of assets, net are asset impairments. Please refer to Note (12) above for a discussion on asset impairment.

(14)	SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

The company follows the disclosure requirements of ASC 280, Segment Reporting. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The new segments are reflective of how the company’s chief operating decision maker (CODM) reviews operating results for the purposes of allocating resources and assessing performance. The company’s CODM is its Chief Executive Officer. Moreover, management decided to reorganize its reporting segments because the company’s Sub-Saharan Africa/Europe and Latin American business regions gained greater significance as a percentage of consolidated revenues and operating profit, while our former United States segment decreased in its significance to consolidated revenues and operating profit. Prior period disclosures have been adjusted to reflect the change in reportable segments.

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

(In thousands)	2012	2011	2010
Revenues:
Vessel revenues (A):
Americas	$324,529	362,825	393,270
Asia/Pacific	153,752	176,877	170,358
Middle East/N. Africa	109,489	92,151	93,379
Sub-Saharan Africa/Europe	472,698	419,360	481,155
	1,060,468	1,051,213	1,138,162
Other operating revenues	6,539	4,175	30,472
	$1,067,007	1,055,388	1,168,634

Vessel operating profit:
Americas	$56,003	49,341	37,533
Asia/Pacific	16,125	22,308	49,049
Middle East/N. Africa	805	18,990	29,936
Sub-Saharan Africa/Europe	97,142	82,993	145,032
	170,075	173,632	261,550
Corporate expenses	(40,379)	(46,361)	(51,432)
Goodwill impairment	(30,932)	—	—
Gain on asset dispositions, net	17,657	13,228	28,178
Other operating services	(2,867)	(1,163)	2,034
Operating income	113,554	139,336	240,330
Foreign exchange gain (loss)	3,309	2,278	4,094
Equity in net earnings of unconsolidated companies	13,041	12,185	18,107
Interest income and other, net	3,440	5,065	6,882
Interest and other debt costs	(22,308)	(10,769)	(1,679)
Earnings before income taxes	$111,036	148,095	267,734

Depreciation and amortization:
Americas	$38,140	45,442	46,885
Asia/Pacific	20,758	25,453	23,882
Middle East/N. Africa	17,606	14,324	11,287
Sub-Saharan Africa/Europe	58,137	52,871	46,874
Corporate	3,715	2,486	1,256
	$138,356	140,576	130,184

Additions to properties and equipment:
Americas	$7,279	12,031	16,285
Asia/Pacific	64,431	5,514	3,720
Middle East/N. Africa	16,828	1,152	14,032
Sub-Saharan Africa/Europe	84,491	3,646	4,436
Corporate (B)	194,931	592,946	413,500
	$367,960	615,289	451,973

Total assets (A):
Marine:
Americas	$1,031,962	975,269	1,072,273
Asia/Pacific	654,357	583,569	436,985
Middle East/N. Africa	405,625	369,122	192,938
Sub-Saharan Africa/Europe	1,519,124	1,286,554	1,133,530
	3,611,068	3,214,514	2,835,726
Investments in and advances to unconsolidated Marine companies	46,077	39,044	40,614
	3,657,145	3,253,558	2,876,340
Corporate (C)	404,473	494,558	417,017
	$4,061,618	3,748,116	3,293,357

(A)

Marine support services are conducted worldwide with assets that are highly mobile. Revenues are principally derived from offshore service vessels, which regularly and routinely move from one operating area to another, often to and from offshore operating areas in different continents. Because of this asset mobility, revenues and long-lived assets attributable to the company’s international marine operations in any one country are not material. Equity in net assets of non-U.S. subsidiaries is $3.1 billion, $2.8 billion and $2.4 million at March 31, 2012, 2011 and 2010, respectively. Identifiable assets include accounts receivable and other balances denominated in currencies other than the U.S. dollar, which aggregate approximately $0.3 million, $0.5 million and $1.4 million at March 31, 2012, 2011, and 2010, respectively. These amounts are subject to the usual risks of fluctuating exchange rates and government-imposed exchange controls.

(B)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

(C)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At March 31, 2012, 2011 and 2010, $249.4 million, $355.3 million and $256.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue:

Revenue by vessel class: (In thousands):	2012	% of Vessel Revenue	2011	% of Vessel Revenue	2010	% of Vessel Revenue
Americas fleet:
Deepwater vessels	$146,950	14%	181,244	17%	178,623	16%
Towing-supply/supply	143,796	14%	149,151	14%	172,959	15%
Crew/utility	29,535	3%	30,104	3%	34,000	3%
Offshore tugs	4,248	<1%	2,326	<1%	7,121	1%
Other	—	—	—	—	567	<1%
Total	$324,529	31%	362,825	35%	393,270	35%
Asia/Pacific fleet:
Deepwater vessels	$75,495	7%	82,919	8%	44,782	4%
Towing-supply/supply	73,845	7%	89,517	9%	123,850	11%
Crew/utility	876	<1%	975	<1%	928	<1%
Offshore tugs	3,536	<1%	3,466	<1%	798	<1%
Total	$153,752	14%	176,877	17%	170,358	15%
Middle East/N. Africa fleet:
Deepwater vessels	$46,511	4%	28,460	3%	28,566	3%
Towing-supply/supply	56,902	5%	56,869	5%	54,115	5%
Crew/utility	—	—	—	—	1,244	<1%
Offshore tugs	6,076	1%	6,822	1%	9,454	1%
Total	$109,489	10%	92,151	9%	93,379	8%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$199,697	19%	123,707	12%	110,517	10%
Towing-supply/supply	201,463	19%	221,595	21%	296,094	26%
Crew/utility	51,010	5%	50,549	5%	54,237	5%
Offshore tugs	20,528	2%	23,509	2%	20,307	2%
Total	$472,698	45%	419,360	40%	481,155	42%
Worldwide fleet:
Deepwater vessels	$468,653	44%	416,330	40%	362,488	32%
Towing-supply/supply	476,006	45%	517,132	49%	647,018	57%
Crew/utility	81,421	8%	81,628	8%	90,409	8%
Offshore tugs	34,388	3%	36,123	3%	37,680	3%
Other	—	—	—	—	567	<1%
Total	$1,060,468	100%	1,051,213	100%	1,138,162	100%

The following table discloses our customers that accounted for 10% or more of total revenues during the years ended March 31:

	2012	2011	2010
Chevron Corporation	17.4%	16.2%	18.3%
Petroleo Brasileiro SA	14.6%	15.4%	13.1%

(15)	GOODWILL

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

As discussed in Note (14), the company changed its reportable segments during the quarter ended September 30, 2011 from International and United States to Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The company performed an interim goodwill impairment assessment prior to changing its reportable segments and determined there was no goodwill impairment.

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

Goodwill by reportable segment at March 31, is as follows:

(In thousands)	2012	2011
Americas	$114,237	114,237
Asia/Pacific	56,283	56,283
Middle East/N. Africa	—	30,932
Sub-Saharan Africa/Europe	127,302	127,302
	$297,822	328,754

Goodwill, as a percentage of total assets and stockholders’ equity, at March 31, is as follows:
	2012	2011
Goodwill as a percentage of total assets	7%	9%
Goodwill as a percentage of stockholders’ equity	12%	13%

(16)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods for the years ended March 31, is as follows:

	Quarter
(In thousands except per share data)	First	Second	Third	Fourth
Fiscal 2012
Revenues	$254,607	250,894	272,111	289,395
Operating income (loss)(A)	31,461	(5,481)	41,191	46,383
Net earnings (loss) (B)	24,558	(4,876)	34,087	33,642
Basic earnings (loss) per share	$0.48	(0.10)	0.67	0.66
Diluted earnings (loss) per share	$0.48	(0.10)	0.67	0.66
Fiscal 2011
Revenues	$262,525	267,100	271,775	253,988
Operating income (A)	45,267	26,892	42,602	24,575
Net earnings (B)	39,831	19,403	34,363	12,019
Basic earnings per share	$0.78	0.38	0.67	0.23
Diluted earnings per share	$0.77	0.38	0.67	0.23

(A)

Operating income consists of revenues less operating costs and expenses, depreciation, goodwill impairment, general and administrative expenses and gain on asset dispositions, net, of the company’s operations. Goodwill impairment by quarter for fiscal 2012 and Gain on asset dispositions, net, by quarter for fiscal 2012 and 2011, are as follows:

(In thousands)	First	Second	Third	Fourth
Fiscal 2012:
Goodwill impairment	$—	(30,932)	—	—
Gain on asset dispositions, net	$1,717	9,458	2,496	3,986
Fiscal 2011:
Gain on asset dispositions, net	$5,558	3,638	2,425	1,607

(B)

Included in fiscal 2011 net earnings are the settlements with the DOJ related to the internal investigation and with the Federal Government of Nigeria. The settlements for these matters by quarter for fiscal 2011 are as follows:

(In thousands)	First	Second	Third	Fourth
Fiscal 2011:
DOJ settlement	$—	(4,350)	—	—
DOJ settlement per common share	$—	0.08	—	—
FGN settlement	$—	—	—	(6,300)
FGN settlement per common share	$—	—	—	0.12

(17)	SUBSEQUENT EVENTS

The company took delivery of two deepwater PSV vessels in late April 2012 and one non-deepwater anchor handling towing supply vessel in early May 2012. In addition, the company is committed to the construction of four deepwater PSVs with one shipyard for a total cost of $118.0 million.

In addition, on April 18, 2012, Dean E. Taylor, President, Chief Executive Officer and Chairman of the Board announced his retirement as President and Chief Executive Officer of Tidewater Inc. effective May 31, 2012. To succeed Mr. Taylor as President and Chief Executive Officer is Jeffrey M. Platt effective June 1, 2012. Mr. Taylor will continue as Tidewater’s non-executive Chairman of the Board. As a result of our CEO’s retirement, Mr. Taylor is expected to receive in December 2012 a $12.6 million lump sum distribution in settlement of his supplemental executive retirement plan obligation. A settlement loss, which is currently estimated to be $4.4 million, will be recorded at the time of distribution.

During the period April 1, 2012 through May 15, 2012, pursuant to the company’s stock repurchase plan discussed in Note (8), the company repurchased 435,300 shares of common stock for an aggregated price of $21.4 million, or an average price of $49.28 per share.

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.00 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective date of this new authorization is July 1, 2012 through June 30, 2013. The company will use its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2012, 2011 and 2010

(In thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of period	Additions at Cost		Deductions		Balance at End of Period

Fiscal 2012
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$50,677	666		1,422	(A)	49,921

Fiscal 2011
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$38,632	12,562	(C)	517	(B)	50,677

Fiscal 2010
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$5,773	45,267		12,408	(D)	38,632

(A)

Of this amount, $1,000 represents the collections from one customer located in Mexico and $422 represents accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.

(B)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.

(C)

Of this amount, $12,000 represents accounts receivable amounts the company is in pursuit of collecting from one customer located in Mexico. This amount was reclassified from deferred revenue in the current year as a result of a determination of the likelihood of collectability of the related receivables.

(D)

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

FISCAL YEAR ENDED MARCH 31, 2012

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

10.17+

Restated Non-Qualified Deferred Compensation Plan and Trust Agreement as Restated October 1, 1999 between Tidewater Inc. and Merrill Lynch Trust Company of America (filed with the Commission as Exhibit 10(e) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.18+

Second Restated Executives Supplemental Retirement Trust as Restated October 1, 1999 between Tidewater Inc. and Hibernia National Bank (filed with the Commission as Exhibit 10(j) to the company's quarterly report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-6311).

10.19+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Years 2010, 2011, and 2012 (filed with the Commission as Exhibit 10.2 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-6311).

10.20+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Years 2010, 2011, and 2012 (filed with the Commission as Exhibit 10.3 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-6311).

10.21+

Tidewater Inc. Management Annual Incentive Plan for Fiscal Years 2010, 2011 and 2012 (filed with the Commission as Exhibit 10.3 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-6311).

10.22+

Clarification of Management Annual Incentive Plan dated March 3, 2010 (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.23+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.24+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company's quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.25+

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

10.28+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the year ended March 31, 2009, File No. 1-6311).

10.29+	Summary of Compensation Arrangements with Directors (filed with the Commission as Exhibit 10.45 to the company’s annual report on Form 10-K for the year ended March 31, 2009, File No. 1-6311).

10.30+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007 (filed with the Commission as Exhibit 10.1 to the company's quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.31+

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

10.37+	2009 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.38+

Form of Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed as Exhibit 99.1 to the company’s current report on Form 8-K on December 15, 2009, File No. 1-6311).

10.39+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.40+

Form of Restricted Stock Agreement for the grant of Restricted Stock under the Tidewater Inc. 2006 Stock Incentive Plan and Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.42 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.41+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.42+

Amendment Number Three to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.43+

Amendment Number Three to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.44+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.45+	Retirement and Consulting Agreement between Tidewater Inc. and Stephen W. Dick (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 7, 2011, File No. 1-6311).

10.46*+	Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan.

10.47+	Retirement and Non-Executive Chairman Agreement between Tidewater Inc. and Dean E. Taylor (filed as Exhibit 10.1 to the company’s current report on Form 8-K on April 20, 2012, File No. 1-6311).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.