Form 10-Q
period 2012-06-30
TIDEWATER INC
filed 2012-08-08
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

49,826,156 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 27, 2012. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)
ASSETS		June 30, 2012	March 31, 2012
Current assets:
Cash and cash equivalents	$	240,574	320,710
Trade and other receivables, net		322,978	309,468
Marine operating supplies		55,812	53,850
Other current assets		20,199	10,072
Total current assets		639,563	694,100
Investments in, at equity, and advances to unconsolidated companies		47,691	46,077
Properties and equipment:
Vessels and related equipment		3,984,630	3,952,468
Other properties and equipment		93,612	93,107
		4,078,242	4,045,575
Less accumulated depreciation and amortization		1,139,506	1,139,810
Net properties and equipment		2,938,736	2,905,765
Goodwill		297,822	297,822
Other assets		118,452	117,854
Total assets	$	4,042,264	4,061,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities on long-term debt		60,000	—
Accounts payable		92,675	74,115
Accrued expenses		139,634	134,953
Accrued property and liability losses		3,526	3,636
Other current liabilities		25,321	26,225
Total current liabilities		321,156	238,929
Long-term debt		890,000	950,000
Deferred income taxes		214,586	214,627
Accrued property and liability losses		3,166	3,150
Other liabilities and deferred credits		127,279	128,555

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,820,140 shares at June 30, 2012 and 51,250,995 shares at March 31, 2012		4,982	5,125
Additional paid-in capital		107,754	102,726
Retained earnings		2,393,179	2,437,836
Accumulated other comprehensive loss		(19,838)	(19,330)
Total stockholders’ equity		2,486,077	2,526,357
Total liabilities and stockholders' equity	$	4,042,264	4,061,618

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,
	2012	2011
Revenues:
Vessel revenues	$290,094	253,315
Other operating revenues	4,354	1,292
	294,448	254,607
Costs and expenses:
Vessel operating costs	165,828	152,302
Costs of other operating revenues	3,523	1,231
Depreciation and amortization	35,784	33,749
General and administrative	40,664	37,581
Gain on asset dispositions, net	(838)	(1,717)
	244,961	223,146
Operating income	49,487	31,461
Other income (expenses):
Foreign exchange (loss) gain	(1,751)	814
Equity in net earnings of unconsolidated companies	2,363	2,489
Interest income and other, net	719	1,190
Interest and other debt costs	(7,587)	(4,061)
	(6,256)	432
Earnings before income taxes	43,231	31,893
Income taxes	10,375	7,335
Net earnings	$32,856	24,558

Basic earnings per common share	$0.65	0.48

Diluted earnings per common share	$0.65	0.48

Weighted average common shares outstanding	50,193,065	51,278,261
Dilutive effect of stock options and restricted stock	174,686	315,527
Adjusted weighted average common shares	50,367,751	51,593,788

Cash dividends declared per common share	$0.25	0.25

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

		Three Months Ended June 30,
		2012	2011
Net earnings	$	32,856	24,558
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities		(624)	(21)
Amortization of loss on derivative contract		116	116
Total comprehensive income	$	32,348	24,653

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

		Three Months Ended June 30,
		2012	2011
Operating activities:
Net earnings	$	32,856	24,558
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		35,784	33,749
Provision (benefit) for deferred income taxes		(2,654)	(7,908)
Gain on asset dispositions, net		(838)	(1,717)
Equity in earnings of unconsolidated companies, less dividends		(1,614)	(1,739)
Compensation expense - stock-based		4,359	2,905
Excess tax benefit on stock options exercised		(49)	(17)
Changes in assets and liabilities, net:
Trade and other receivables		(9,698)	(21,190)
Marine operating supplies		(1,962)	(4,433)
Other current assets		(10,127)	(8,120)
Accounts payable		18,267	2,708
Accrued expenses		2,636	(292)
Accrued property and liability losses		(110)	63
Other current liabilities		219	5,575
Other liabilities and deferred credits		1,165	1,620
Other, net		846	756
Net cash provided by operating activities		69,080	26,518
Cash flows from investing activities:
Proceeds from sales of assets		5,856	6,328
Additions to properties and equipment		(77,432)	(69,652)
Other		(860)	349
Net cash used in investing activities		(72,436)	(62,975)
Cash flows from financing activities:
Debt issuance costs		---	(6)
Proceeds from exercise of stock options		765	88
Cash dividends		(12,566)	(12,939)
Excess tax benefit on stock options exercised		49	17
Stock repurchases		(65,028)	---
Net cash used in financing activities		(76,780)	(12,840)
Net change in cash and cash equivalents		(80,136)	(49,297)
Cash and cash equivalents at beginning of period		320,710	245,720
Cash and cash equivalents at end of period	$	240,574	196,423

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$	2,696	12,223
Income taxes	$	12,646	12,011
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$	7,331	---

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	2,526,357
Total comprehensive income	---	---	32,856	(508)	32,348
Stock option activity	3	1,354	---	---	1,357
Cash dividends declared	---	---	(12,625)	---	(12,625)
Retirement of common stock	(140)	---	(64,888)	---	(65,028)
Amortization of restricted stock units	---	1,829	---	---	1,829
Amortization/cancellation of restricted stock	(6)	1,845	---	---	1,839
Balance at June 30, 2012	$4,982	107,754	2,393,179	(19,838)	2,486,077

Balance at March 31, 2011	$5,188	90,204	2,436,736	(18,184)	2,513,944
Total comprehensive income	---	---	24,558	95	24,653
Stock option activity	---	1,134	---	---	1,134
Cash dividends declared	---	---	(12,969)	---	(12,969)
Amortization/cancellation of restricted stock	---	1,381	---	---	1,381
Balance at June 30, 2011	$5,188	92,719	2,448,325	(18,089)	2,528,143

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	INTERIM FINANICAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on May 21, 2012.

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

Recast Segment Information

In connection with a change in reportable segments, certain prior period amounts have been recast to conform to the June 30, 2012 presentation of our segments with no effect on net earnings or retained earnings. Please refer to Note (11) – Segment and Geographical Distributions of Operations to these Unaudited Condensed Consolidated Financial Statements.

(2)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this new authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At June 30, 2012, the entire $200.0 million remains available to repurchase shares under the May 2012 share repurchase program.

In May 2011, the Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that was in effect through June 30, 2012. The company was authorized to repurchase shares of its common stock in open-market or privately-negotiated transactions. The authorization of the May 2011 repurchase program ended on June 30, 2012, and the company utilized $100.0 million of the $200.0 million authorization.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share, for the quarters ended June 30 is as follows:

		Quarter Ended June 30,
(In thousands, except share and per share data)		2012	2011
Value of common stock repurchased	$	65,028	---
Shares of common stock repurchased		1,400,500	---
Average price paid per common share	$	46.43	---

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

		Quarter Ended June 30,
(In thousands, except dividend per share)		2012	2011
Dividends declared	$	12,625	12,969
Dividend per share		0.25	0.25

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters ended June 30 is as follows:

		Quarter Ended June 30,
		2012	2011
Effective tax rate applicable to pre-tax earnings	$	24.0%	23.0%

The effective tax rate was higher during the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011, primarily because of the current expected mix of pre-tax earnings between the company’s United States (U.S.) and international businesses and an expectation for lower estimated operating margin in certain jurisdictions that tax on the basis of deemed profits. In addition, the 24% effective tax rate for the quarter ended June 30, 2012 is lower than the U.S. statutory income tax rate of 35% primarily because the company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

The company’s balance sheet at June 30, 2012 reflects the following in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	June 30, 2012
Tax liabilities for uncertain tax positions	$15,031
Income tax payable	21,899

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at June 30 are as follows:

(In thousands)	June 30, 2012
Unrecognized tax benefit related to state tax issues	$8,759
Interest receivable on unrecognized tax benefit related to state tax issues	57

With limited exceptions, the company is no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2005. The company has ongoing examinations by various U.S. federal, state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

(4)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. This change did not affect benefits earned by participants prior to January 1, 2011.

The active employees who participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes have provided the company with more predictable retirement plan costs and cash flows. By changing to a defined contribution plan and freezing the benefits accrued under the predecessor defined benefit plan, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan are reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit pension plan during the quarters ended June 30, 2012 and 2011, and does not expect to contribute to the plan during the remaining quarters of fiscal 2013.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (none of which is Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters ended June 30, 2012 and 2011, and does not expect to contribute to the plan during the remaining quarters of fiscal 2013.

As a result of the May 31, 2012 retirement of Dean E. Taylor, former President and Chief Executive Officer of Tidewater Inc., Mr. Taylor is expected to receive in December 2012 a $12.6 million lump sum distribution in full settlement and discharge of his supplemental executive retirement plan entitlement. A settlement loss, which is currently estimated to be $4.4 million, will be recorded at the time of distribution.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at June 30, 2012 and March 31, 2012:

(In thousands)	June 30, 2012	March 31, 2012
Investments held in Rabbi Trust	$16,432	17,366
Unrealized (losses) gains in carrying value of trust assets	(373)	251
Unrealized (losses) gains in carrying value of trust assets are net of income tax expense of	(201)	135
Obligations under the supplemental plan	31,348	30,633

The unrealized gains or losses in the carrying value of the trust assets, net of income tax expense, are included in accumulated other comprehensive income (other stockholders' equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet.

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

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

		Quarter Ended June 30,
(In thousands)		2012	2011
Pension Benefits:
Service cost	$	273	219
Interest cost		1,072	1,103
Expected return on plan assets		(687)	(644)
Amortization of prior service cost		12	12
Recognized actuarial loss		448	440
Net periodic benefit cost	$	1,118	1,130

Other Benefits:
Service cost	$	119	139
Interest cost		309	345
Amortization of prior service cost		(508)	(508)
Recognized actuarial loss		0	(1)
Net periodic benefit cost	$	(80)	(25)

(5)	INDEBTEDNESS

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

The company has $125 million in term loan borrowings outstanding at June 30, 2012 (whose fair value approximates the carrying value because the borrowing bear interest at variable Eurodollar rates plus a margin on leaverage), and the entire $450 million of the revolver was available for future financing needs, with no outstanding borrowings at June 30, 2012. There were no outstanding borrowings at June 30, 2011 under any of the credit facilities.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings (Level 2 inputs as defined in the accounting guidance).

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at June 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	June 30, 2012	March 31, 2012
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	8.3	8.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	173,723	166,916

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at June 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	June 30, 2012	March 31, 2012
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	7.4	7.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	444,880	430,339

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at June 30, 2012 and March 31, 2012, is an after-tax loss of $3.2 million ($4.9 million pre-tax), and $3.3 million ($5.1 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at June 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	June 30, 2012	March 31, 2012
Aggregate debt outstanding	$235,000	235,000
Weighted average remaining life in years	1.1	1.4
Weighted average coupon rate on notes outstanding	4.43%	4.43%
Fair value of debt outstanding	239,773	240,585

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

		Quarter Ended June 30,
(In thousands)		2012	2011
Interest and debt costs incurred, net of interest capitalized	$	7,587	4,061
Interest costs capitalized		2,824	4,410
Total interest and debt costs	$	10,411	8,471

(6)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters ended June 30, are as follows:

		Quarter Ended June 30,
(In thousands, except share and per share data)		2012	2011
Net Income available to common shareholders (A)	$	32,856	24,558
Weighted average outstanding shares of common stock, basic (B)		50,193,065	51,278,261
Dilutive effect of options and restricted stock awards and units		174,686	315,527
Weighted average common stock and equivalents (C)		50,367,751	51,593,788

Earnings per share, basic (A/B)	$	0.65	0.48
Earnings per share, diluted (A/C)	$	0.65	0.48

Additional information:
Antidilutive incremental options and restricted stock awards and units		26,586	—

(7)	COMMITMENTS AND CONTINGENCIES

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of June 30, 2012:

(In thousands, except vessel count)	Number of Vessels	Estimated Total Cost	Invested Through 6/30/12	Remaining Balance 06/30/12
Vessels under construction:
Anchor handling towing supply	1	$24,031	19,142	4,889
Platform supply vessels	18	579,706	213,128	366,578
Crewboats	5	22,394	11,864	10,530
Total vessels under construction	24	626,131	244,134	381,997
Vessels to be purchased:
Platform supply vessels	2	39,562	9,340	30,222
Total vessels to be purchased	2	39,562	9,340	30,222
Total vessel commitments	26	$665,693	253,474	412,219

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world (with one of these vessels being constructed in the United States by the company’s wholly-owned shipyard, Quality Shipyards, L.L.C.). The anchor handling towing supply vessel (AHTS) under construction has 8,200 brake horsepower (BHP), while the platform supply vessels (PSV) under construction range between 1,900 and 6,360 deadweight tons (DWT) of cargo capacity. Scheduled delivery for the new-build vessels will begin in mid-to-late August 2012, with delivery of the final new-build vessel expected in January 2015.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regarding the vessels to be purchased, the company plans to take possession of these PSVs in August and September 2012. Both of these PSVs have 3,500 DWTs of cargo capacity. As of June 30, 2012, the company had invested $9.3 million for the acquisition of these two vessels.

The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also enhancing the size and capabilities of the company’s fleet. The company anticipates using future operating cash flows, existing borrowing capacity and new borrowings or lease arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

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

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2012.

Two vessels under construction at a domestic shipyard have fallen substantially behind schedule. The shipyard recently notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, negotiations with the shipyard are ongoing in an attempt to reach an amicable settlement of these issues (including the possibility of an increase in the contract price for the vessels).

Merchant Navy Officers Pension Fund

A current subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company's share of the fund's deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee's authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $5.7 million and $6.7 million at June 30, 2012 and March 31, 2012, respectively, all of which has been accrued. No additional liabilities were recorded during the quarter June 30, 2012, and a $0.9 million payment was made during the quarter ended June 30, 2012. In the future, the fund's Trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. The company objected to that decision and has reached an agreement with the Trustee to pay the total remaining assessments (aggregating $5.7 million as of June 30, 2012) in installments through October 2014.

Sonatide Joint Venture

The company has previously disclosed that its existing Sonatide joint venture agreement with Sonangol had been extended to December 31, 2012 to allow ongoing joint venture restructuring negotiations to continue.

The company is continuing discussions with Sonangol. Important and fundamental issues in the parties’ efforts to restructure the existing relationship remain outstanding and unresolved. The parties have not made significant progress recently in resolving those issues. If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, the company will work toward an orderly wind up of the joint venture, and the company is preparing itself for that possibility. Based on prior conduct between the parties during this period of uncertainty, we believe, that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

Sonangol has recently expressed a willingness to consider some further contracting activity by the Sonatide joint venture. During the quarter ended June 30, 2012, the Sonatide joint venture entered into seven short term contracts, four of which have now expired. The remaining three contracts will expire on or before December 31, 2012.

During the six months ended June 30, 2012, the company redeployed five vessels from its Angolan operations to other markets. Each of these vessels was redeployed at day rates comparable to, or higher than their respective expiring contracts in Angola, in part because of generally improving markets for these vessels.

For the quarter ended June 30, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $62 million, or 21% of its consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels that are marketed through the Sonatide joint venture (10 of which were stacked on average during the quarter ended June 30, 2012), and, for the quarter ended June 30, 2011, generated vessel revenues of approximately $64 million, or 25% of consolidated vessel revenue, from an average of approximately 95 Tidewater-owned vessels (13 of which were stacked on average during the quarter ended June 30, 2011). For the year ended March 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $254 million, or 24% of its consolidated vessel revenue, from an average of approximately 93 Tidewater-owned vessels (14 of which were stacked on average in fiscal 2012), and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23% of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of June 30, 2012 and March 31, 2012, the carrying value of Tidewater's investment in the Sonatide joint venture, which is included in "Investments in, at equity, and advances to unconsolidated companies," is approximately $48 million and $46 million, respectively.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $77.0 million as of June 30, 2012). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $74.0 million as of June 30, 2012) of the total fines sought by the Macae Customs Office. The full decision is subject to further administrative appellate review, and the company understands that this further full review by a secondary appellate board is ongoing. The company is contesting the decision with respect to the remaining 6.0 million Brazilian reais (approximately $3.0 million as of June 30, 2012) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors), have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing two vessels to start new charters in Brazil, the company filed two suits on August 22, 2011 and April 5, 2012, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of June 30, 2012, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Venezuelan Operations

The company has previously reported that in May 2009 the Venezuelan National Assembly enacted a law (the Reserve Law) whereby the Bolivarian Republic of Venezuela (Venezuela) reserved to itself assets and services related to maritime activities on Lake Maracaibo. In May 2009, Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, invoking the Reserve Law, took possession of (a) 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region, (b) the company’s shore-based facility adjacent to Lake Maracaibo and (c) certain other related assets. In July 2009, Petrosucre, S.A. (Petrosucre), a subsidiary of PDVSA, took control of four additional company vessels. As a consequence of these measures, the company (i) no longer has possession or control of those assets, (ii) no longer operates them or provides support for their operations, and (iii) no longer has any other vessels or operations in Venezuela. The company recorded a $43.7 million charge in fiscal 2010 to account for the vessel seizures, net of insurance recoveries, and provide for accounts receivables due from PDVSA and Petrosucre.

As a result of these actions, the company filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal, appointed under the ICSID Convention to resolve the investment dispute, held its first session on procedural issues in Washington, D.C. The arbitration tribunal established a briefing and hearing schedule related to jurisdictional issues. The briefing and hearings on jurisdiction concluded on March 1, 2012. The company expects the arbitration tribunal to issue a written ruling on jurisdictional issues in the second half of calendar 2012. To the extent that the arbitration tribunal finds a basis for jurisdiction over this dispute, the company intends to continue diligently to prosecute its claim in the arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

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

Special counsel has reported to the Department of Justice (DOJ) and the Securities and Exchange Commission the results of the investigation, and the company has entered into separate agreements with these two U.S. agencies to resolve the matters reported by special counsel. The company subsequently also entered into an agreement with the Federal Government of Nigeria (FGN) to resolve similar issues with the FGN. The company has previously reported the principal terms of these three agreements. Certain aspects of the agreement with the DOJ are set forth below.

Tidewater Marine International Inc. (“TMII”), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (“DPA”). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for a period of three years and seven days from the date of judicial approval of the Agreement, in return for: (a) TMII’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations contained in a three-count criminal information to be filed concurrently with the DPA; (b) TMII’s payment of a $7.35 million fine (which has been paid), (c) TMII’s and Tidewater Inc.’s compliance with certain undertakings relating to compliance with the FCPA and other applicable laws in connection with the company’s operations, and cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (d) TMII’s and Tidewater Inc.’s agreement to continue to address any deficiencies in the company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws, if and to the extent not already addressed; and (e) Tidewater Inc.’s agreement to report to the DOJ in writing annually for the term of the DPA regarding remediation of the matters that are the subject of the DPA, the implementation of any enhanced internal controls, and any evidence of improper payments the company may have discovered during the term of the DPA. Tidewater submitted its first annual report to the DOJ in November 2011.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(8)	FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of June 30, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$7,704	7,704	---	---
Preferred stock	11	11	---	---
Foreign stock	516	516	---	---
American depository receipts	1,771	1,725	46	---
Preferred American depository receipts	8	8	---	---
Real estate investment trusts	129	129	---	---
Debt securities:
Government debt securities	2,681	1,254	1,427	---
Open ended mutual funds	2,735	2,735	---	---
Cash and cash equivalents	1,036	46	990	---
Total	$16,591	14,128	2,463	---
Other pending transactions	(159)	(159)	---	---
Total fair value of plan assets	$16,432	13,969	2,463	---

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$8,248	8,248	---	---
Preferred stock	12	12	---	---
Foreign stock	542	542	---	---
American depository receipts	2,166	2,108	58	---
Preferred American depository receipts	8	8
Real estate investment trusts	139	139	---	---
Debt securities:
Government debt securities	2,891	1,219	1,672	---
Open ended mutual funds	2,690	2,690	---	---
Cash and cash equivalents	922	401	521	---
Total	$17,618	15,367	2,251	---
Other pending transactions	(252)	(252)	---	---
Total fair value of plan assets	$17,366	15,115	2,251	---

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

The company had one foreign exchange spot contract outstanding at June 30, 2012 which totaled an aggregate notional value of $0.2 million. The one spot contract settled by July 3, 2012. The company had one foreign exchange spot contract outstanding at March 31, 2012, which totaled a notional value of $1.0 million. The one spot contract settled by April 2, 2012.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. Forward contracts are valued using counterparty quotations, and we validate the information obtained from the counterparties in calculating the ultimate fair values. As such, these derivative contracts are classified as Level 2.

At June 30, 2012, the company had six British pound forward contracts outstanding, which is generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts expire at various times through September 2013. The combined change in fair value of the forward contracts was approximately $0.2 million, all of which was recorded as a foreign exchange loss during the quarter ended June 30, 2012, because the

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2012, the company had four British pound forward contracts outstanding, which is generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts expire at various times through March 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of June 30, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$135,841	135,841	---	---
Long-term British pound forward derivative contracts	6,230	---	6,230	---
Total fair value of assets	$142,071	135,841	6,230	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$288,446	288,446	---	---
Long-term British pound forward derivative contracts	7,042	---	7,042	---
Total fair value of assets	$295,488	288,446	7,042	---

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

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates each stacked vessel’s fair value by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others which are unobservable inputs. In certain situations we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers. The company records an impairment

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

charge when the carrying value of a vessel withdrawn from service or a stacked vessel exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2012 and 2011, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	June 30, 2012	June 30, 2011
Amount of impairment incurred	$2,774	2,314
Combined fair value of assets incurring impairment	7,410	3,913

(9)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at June 30, 2012 and March 31, 2012 is as follows:

(In thousands)	June 30, 2012	March 31, 2012
Recoverable insurance losses	$3,166	3,150
Deferred income tax assets	66,703	64,090
Deferred finance charges	6,364	6,797
Savings plans and supplemental plan	28,165	29,538
Noncurrent tax receivable	9,106	9,106
Other	4,948	5,173
	$118,452	117,854

A summary of accrued expenses at June 30, 2012 and March 31, 2012 is as follows:

(In thousands)	June 30, 2012	March 31, 2012
Payroll and related payables	$32,012	31,729
Commissions payable	14,511	14,309
Accrued vessel expenses	74,924	76,078
Accrued interest expense	15,194	8,095
Other accrued expenses	2,993	4,742
	$139,634	134,953

A summary of other current liabilities at June 30, 2012 and March 31, 2012 is as follows:

(In thousands)	June 30, 2012	March 31, 2012
Taxes payable	$23,523	23,791
Deferred credits - current	1,583	2,278
Dividend payable	215	156
	$25,321	26,225

A summary of other liabilities and deferred credits at June 30, 2012 and March 31, 2012 is as follows:

(In thousands)	June 30, 2012	March 31, 2012
Postretirement benefits liability	$27,708	27,809
Pension liabilities	41,479	40,875
Deferred gain on vessel sales	39,568	39,568
Other	18,524	20,303
	$127,279	128,555

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In September 2011, the FASB issued guidance on ASC 350, Intangibles-Goodwill and Other, for testing goodwill for impairment. The new guidance provides a company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company’s assessment determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit, if any. If the company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The guidance became effective for us on April 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2011, the FASB issued guidance on ASC 220, Comprehensive Income, regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, a company is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The guidance became effective for us on April 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) . This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance became effective for us on January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

(11)	SEGMENT INFORMATION AND GEOGRAPHICAL DATA

The company follows the disclosure requirements of ASC 280, Segment Reporting. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The new segments are reflective of how the company’s chief operating decision maker (CODM) reviews operating results for the purposes of allocating resources and assessing performance. The company’s CODM is its Chief Executive Officer. Moreover, management decided to reorganize its reporting segments because the company’s Sub-Saharan Africa/Europe and Latin American business regions gained greater significance as a percentage of consolidated revenues and operating profit, while our former United States segment decreased in its significance to consolidated

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revenues and operating profit. Prior period disclosures have been adjusted to reflect the change in reportable segments.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2012 and 2011. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company's shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended June 30,
(In thousands)	2012	2011
Revenues:
Vessel revenues:
Americas	$77,650	80,677
Asia/Pacific	51,742	35,499
Middle East/North Africa	32,450	26,057
Sub-Saharan Africa/Europe	128,252	111,082
	290,094	253,315
Other operating revenues	4,354	1,292
	$294,448	254,607

Vessel operating profit:
Americas	$10,192	11,854
Asia/Pacific	14,908	5,270
Middle East/North Africa	6,282	28
Sub-Saharan Africa/Europe	27,096	22,224
	58,478	39,376
Corporate expenses	(10,467)	(9,521)
Gain on asset dispositions, net	838	1,717
Other operating services	638	(111)
Operating income	$49,487	31,461
Foreign exchange (loss) gain	(1,751)	814
Equity in net earnings of unconsolidated companies	2,363	2,489
Interest income and other, net	719	1,190
Interest and other debt costs	(7,587)	(4,061)
Earnings before income taxes	$43,231	31,893

Depreciation and amortization:
Americas	$10,092	9,494
Asia/Pacific	5,113	5,114
Middle East/North Africa	4,079	4,602
Sub-Saharan Africa/Europe	15,493	13,746
Corporate	1,007	793
	$35,784	33,749

Additions to properties and equipment:
Americas	$16,778	2,246
Asia/Pacific	94	580
Middle East/North Africa	1,074	448
Sub-Saharan Africa/Europe	11,875	4,282
Corporate (A)	44,092	62,096
	$73,913	69,652

(A)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at June 30, 2012 and March 31, 2012:

(In thousands)	June 30, 2012	March 31, 2012
Total assets:
Americas	$1,017,071	1,031,962
Asia/Pacific	642,737	654,357
Middle East/North Africa	400,598	405,625
Sub-Saharan Africa/Europe	1,465,292	1,519,124
	3,525,698	3,611,068
Investments in, at equity, and advances to unconsolidated companies	47,691	46,077
	3,573,389	3,657,145
Corporate (A)	468,875	404,473
	$4,042,264	4,061,618

(A)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At June 30, 2012 and March 31, 2012, $245.5 million and $249.4 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters ended June 30, 2012 and 2011:

	Quarter Ended June 30,
Revenue by vessel class: (In thousands):	2012	% of Vessel Revenue	2011	% of Vessel Revenue
Americas fleet:
Deepwater vessels	$36,280	13%	36,405	14%
Towing-supply/supply	34,352	12%	35,686	14%
Other (A)	7,018	2%	8,586	3%
Total	$77,650	27%	80,677	32%
Asia/Pacific fleet:
Deepwater vessels	$25,337	9%	15,929	6%
Towing-supply/supply	25,500	9%	18,444	7%
Other (A)	905	<1%	1,126	<1%
Total	$51,742	18%	35,499	14%
Middle East/North Africa fleet:
Deepwater vessels	$11,284	4%	10,751	4%
Towing-supply/supply	20,000	7%	13,474	5%
Other (A)	1,166	<1%	1,832	<1%
Total	$32,450	11%	26,057	10%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$62,615	22%	38,506	15%
Towing-supply/supply	49,012	17%	52,626	21%
Other (A)	16,625	6%	19,950	8%
Total	$128,252	44%	111,082	44%
Worldwide fleet:
Deepwater vessels	$135,516	47%	101,591	40%
Towing-supply/supply	128,864	44%	120,230	47%
Other (A)	25,714	9%	31,494	3%
Total	$290,094	100%	253,315	100%

(A)	Included in “Other” are revenues of the company crew/utility and offshore tug classes of vessels.

(12)	SUBSEQUENT EVENTS

In July 2012, the company entered into a contract to construct two deepwater PSVs with an international shipyard for approximately $34.0 million and also entered into an agreement to purchase two deepwater PSVs for approximately $56.5 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2012, and the related condensed consolidated statements of earnings, comprehensive income, cash flows and stockholders’ equity for the three-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2012, and the related consolidated statements of earnings, stockholders’ equity and other comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

August 8, 2012

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this report and include, without limitation, volatility in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation, especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results may differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission (SEC) on May 21, 2012, and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on May 21, 2012.

About Tidewater

We provide offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater manages and measures its business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe, and has one of the broadest global operating footprints in the offshore energy industry. We operate vessels in most of the world's significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At June 30, 2012, the company had 336 vessels (of which 10 were owned by joint ventures, 66 were stacked and two were withdrawn from service) available to serve the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides offshore vessel services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic support; and a variety of specialized services such as pipe and cable laying.

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

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels (AHTS) and platform supply vessels (PSVs) generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. Competition for skilled crew personnel has intensified as new-build support vessels currently under construction increase the number of technologically sophisticated offshore vessels operating worldwide. It is expected that crew cost will likely increase as competition for skilled personnel intensifies.

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

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and pricing in the insurance markets, and can fluctuate over time. The company's vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for potential liabilities stemming from third-party losses with limits that it believes are reasonable for its operations. Insurance limits are reviewed annually and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

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

Challenges We Confront as an International Offshore Vessel Company

We operate in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions, may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks, it cannot eliminate entirely the foregoing risks, though the wide geographic dispersal of the company's vessels helps reduce the potential impact of these risks. In addition, immigration, customs, tax and other regulations (and administrative and judicial interpretations thereof) can have a material impact on our ability to work in certain countries and on our operating costs.

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

Sonatide Joint Venture

The company has previously disclosed that its existing Sonatide joint venture agreement with Sonangol had been extended to December 31, 2012 to allow ongoing joint venture restructuring negotiations to continue.

The company is continuing discussions with Sonangol. Important and fundamental issues in the parties’ efforts to restructure the existing relationship remain outstanding and unresolved. The parties have not made significant progress recently in resolving those issues. If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, the company will work toward an orderly wind up of the joint venture, and the company is preparing itself for that possibility. Based on prior conduct between the parties during this period of uncertainty, we believe, that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

Sonangol has recently expressed a willingness to consider some further contracting activity by the Sonatide joint venture. During the quarter ended June 30, 2012, the Sonatide joint venture entered into seven short term contracts, four of which have now expired. The remaining three contracts will expire on or before December 31, 2012.

During the six months ended June 30, 2012, the company redeployed five vessels from its Angolan operations to other markets. Each of these vessels was redeployed at day rates comparable to, or higher than their respective expiring contracts in Angola, in part because of generally improving markets for these vessels.

For the quarter ended June 30, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $62 million, or 21% of its consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels that are marketed through the Sonatide joint venture (10 of which were stacked on average during the quarter ended June 30, 2012), and, for the quarter ended June 30, 2011, generated vessel revenues of approximately $64 million, or 25% of consolidated vessel revenue, from an average of approximately 95 Tidewater-owned vessels (13 of which were stacked on average during the quarter ended June 30, 2011). For the year ended March 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $254 million, or 24% of its consolidated vessel revenue, from an average of approximately 93 Tidewater-owned vessels (14 of which were stacked on average in fiscal 2012), and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23% of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of June 30, 2012 and March 31, 2012, the carrying value of Tidewater's investment in the Sonatide joint venture, which is included in "Investments in, at equity, and advances to unconsolidated companies," is approximately $48 million and $46 million, respectively.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization's Maritime Labour Convention, 2006 (the "Convention") seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on those ships) that are engaged in commercial activities. To date, this Convention has been ratified by 28 countries, namely, Antigua and Barbuda, Australia, the Bahamas, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Kiribati, Latvia, Liberia, Luxembourg, Marshall Islands, Netherlands, Norway, Palau, Panama, Poland, Saint Kitts and Nevis, St. Vincent and the Grenadines, Singapore, Spain, Sweden, Switzerland, Togo and Tuvalu. Additionally, instruments of ratification have been received, but registration is pending for Gabon. The aforementioned 29 countries represent more than 50% of the world's vessel tonnage. If 30 Member States ratify the Convention, then, within 12 months thereof, the Convention will become law. Even though the company believes that the labor changes proposed by this Convention are unnecessary in light of existing international labor laws that govern many of these issues, and the company continues to work with industry representatives to oppose ratification of this Convention, the company continues to assess its seafarer labor relationships, including benefits provided, and to review its fleet operational practices in light of the Convention requirements. Should this Convention become law, the company and its customers' operations may be negatively affected by future compliance costs.

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

Crude oil prices trended downward during the quarter ended June 30, 2012 on concerns that the global economic recovery is losing steam. Renewed concerns regarding prolonged levels of relatively high unemployment in the U.S. and other advanced economies, along with a worsening fiscal and financial uncertainty in certain Euro-zone countries, and inflation risks in emerging economies, have softened global demand for crude oil in the near term. The Organization of Petroleum Exporting Companies (OPEC), at its meeting held in June 2012, stated that because of the downside risks to the global economy in the near term, despite seasonally higher demand, it will maintain current crude oil production levels (approximately 30 mb/d) to ensure that supply and demand for crude oil is balanced. OPEC further expressed that it will strive to meet consumer demand, crude oil market stability, and other coordinated efforts to respond quickly to market developments to ensure balanced global supply of crude oil at a time when, despite the current economic uncertainties, long-term demand for crude oil is expected to grow. Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will continue to be correlated with demand for and the price of crude oil, which in mid-July 2012, was trading around $87 per barrel for West Texas Intermediate (WTI) crude and around $103 per barrel for Intercontinental Exchange (ICE) Brent down from $105 per barrel for WTI and $120 for ICE in mid-April 2012. High crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels. Conversely, downward pricing trends result in lower E&P expenditures by our customers and accordingly, lower demand for the company’s vessels.

Natural gas prices continue to be weak due to the rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) exporting facilities around the world, which have contributed to an oversupplied natural gas market. The price of natural gas trended slightly higher during the quarter ended June 30, 2012 due to increased demand for natural gas as a result of the industrial sector switching from coal-to-gas. In addition, some production shut-ins of natural gas wells have occurred, but to date such shut-ins have not yet had a significant impact on natural gas pricing, in part because a considerable amount of natural gas is being derived as a byproduct of drilling crude oil and natural gas liquids-oriented wells in liquid rich basins onshore, which is contributing to an oversupplied market. As of mid-July 2012, natural gas was trading in the U.S. in the $2.85 to $2.95 per Mcf range up from the $1.85 to $2.05 range in mid-April 2012. The dynamic of oversupplied natural gas inventories in the U.S. exerts downward pricing pressures on natural gas prices in the U.S. Prolonged increases in the supply of natural gas (whether the supply comes from conventional or unconventional natural gas production or gas produced as a byproduct of crude oil production) generally will continue to suppress prices for natural gas, although over the longer term may also lead to increased demand for the resource. High onshore gas production along with a prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would result in a decrease in demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is the relatively more predominant exploitable hydrocarbon resource).

Certain energy industry analysts are reporting in their 2012 Mid-Year E&P Expenditure (both land-based and offshore) Surveys that global capital expenditure budgets for E&P companies are forecast to increase by approximately 11% over calendar year 2011 levels with international spending driving the increase. The surveys forecast that international capital spending budgets will increase 12% (originally forecast at 9% in the year-end 2011 surveys) over calendar year 2011 levels while North American capital spending budgets (primarily oil drilling related as natural gas directed drilling is forecast to decline) are forecast to increase 9% (originally forecast at 11%) over calendar year 2011 levels. It is anticipated by these analysts that the North American capital budget increases will primarily be spent onshore rather than offshore, while international E&P spending is expected to be largely offshore, with the strongest markets expected to include Asia, Latin America, Europe, and the Middle East. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $90 WTI average price per barrel of oil, which is above the current WTI market prices for crude oil. Analysts also report that declines in capital budgets for natural gas-focused spending in North America were offset by higher levels of drilling for oil.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and deepwater activity has also been a source of growth for the company. Deepwater activity in non-U.S. markets did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published by ODS-Petrodata in mid-July 2012 suggest that the worldwide movable drilling rig count (currently estimated at approximately 860 movable offshore rigs worldwide, approximately 45% of which are designed to operate in deeper waters) will increase as approximately 195 new-build offshore rigs that are currently on order and under construction are delivered, primarily over the next three years. Of the estimated 860 movable offshore rigs worldwide, approximately 640 are currently working. It is further estimated that approximately 50% of the new-build rigs are being built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years to nearly 50% of the market. Investment is also being made in the floating production unit market, with approximately 70 new floating production units currently under construction and expected to be delivered primarily over the next three years to supplement the current approximately 355 floating production units worldwide.

According to ODS-Petrodata, the global offshore supply vessel market in mid-July 2012 had approximately 415 new-build offshore support vessels (platform supply vessels and anchor handlers only), under construction that are expected to be delivered to the worldwide offshore vessel market primarily over the next two years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,775 vessels, of which Tidewater estimates more than 10% are stacked.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels including approximately 717 vessels, or 26%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, approximately one-third of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2013 First Quarter Business Highlights

During the first quarter of fiscal 2013, the company continued to focus on maintaining its competitive advantages and its market share in international markets, and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older, or traditional, vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled downtime, and maintaining disciplined cost control.

At June 30, 2012 the company had 324 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 13.5 years. The average age of 218 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new-build and acquisition program is 5.7 years. The remaining 106 vessels have an average age of 29.5 years. During the quarters ended June 30, 2012 and 2011, the company's newer vessels generated $263.3 million and $211.0 million, respectively, of revenue and accounted for 98%, or $121.9 million, and 91%, or $91.7 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs exclude depreciation on the company’s new vessels of $30.4 million and $26.1 million, respectively, during the same comparative periods.

The company’s consolidated net earnings for the first quarter of fiscal 2013 increased 34%, or $8.3 million, as compared to the same period in fiscal 2012, due to a 16% increase in total revenues, which were partially offset by a 9%, or $13.5 million increase in vessel operating costs, an 8%, or $3.1 million, increase in general and administrative costs, and a $3.5 million, or 87%, increase in interest and other debt costs. The company recorded $294.4 million in revenues during the first quarter of fiscal 2013, which is an increase of $39.8 million over the revenue earned during the same period of fiscal 2012.

Vessel revenues generated by the company’s Americas segment decreased approximately 4%, or $3.0 million, during the first quarter of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, primarily due to $1.3 million and $1.6 million lower revenues earned on the towing supply/supply and other classes of vessels, respectively. Americas-based vessel operating costs decreased 4%, or $1.8 million, during the first quarter of fiscal 2013 as compared to the same period in fiscal 2012.

Vessel revenues generated by our Asia/Pacific segment increased 46%, or $16.2 million, during the first quarter of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, due to a 22 percentage point increase in utilization rates and a 50% increase in average day rates on the deepwater vessels along with a 12 percentage point increase in utilization rates and a 14% increase in average day rates on the towing supply/supply vessels. Vessel operating costs for the Asia/Pacific segment increased approximately 26%, or $5.5 million, during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment increased approximately 25%, or $6.4 million, during the first quarter of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, primarily due to a 20 percentage point increase in utilization rates and a 27% increase in the average day rates on the towing supply/supply vessels operating in this segment. During the first quarter of fiscal 2013, vessel operating costs for the Middle East/North Africa segment were comparable to the vessel operating costs incurred during the same period in fiscal 2012.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment increased 16%, or $17.2 million, during the first quarter of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, primarily due to an increase in the number of deepwater vessels operating in this segment resulting from the addition of new vessels, vessels mobilizing into this segment, and because of an approximate 11% increase in average day rates and a three percentage point increase in utilization rates on the deepwater vessels. Vessel operating costs for the Sub-Saharan Africa/Europe segment increased 16%, or $10.1 million, during the same comparative periods.

Other operating revenues increased $3.1 million, during the same comparative periods, while costs of other operating revenues increased $2.3 million during the same comparative periods.

A complete discussion of each of the above segment highlights is included in the “Results Of Operations” section below.

Results of Operations

During the quarter ended September 30, 2011, our International and United States segments were reorganized to form four new operating segments. We now manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters ended June 30, 2012 and 2011 and for the quarter ended March 31, 2012:

		Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)		2012	%	2011	%	2012	%
Vessel revenues:
Americas	$	77,650	27%	80,677	32%	79,219	27%
Asia/Pacific		51,742	18%	35,499	14%	48,207	17%
Middle East/North Africa		32,450	11%	26,057	10%	30,783	11%
Sub-Saharan Africa/Europe		128,252	44%	111,082	44%	130,046	45%
	$	290,094	100%	253,315	100%	288,255	100%

Vessel operating costs:
Crew costs	$	87,304	30%	81,124	32%	87,286	33%
Repair and maintenance		27,224	9%	22,060	9%	27,368	9%
Insurance and loss reserves		5,351	2%	5,297	2%	2,910	1%
Fuel, lube and supplies		17,743	6%	16,367	6%	22,017	8%
Vessel operating leases		4,492	2%	4,492	2%	4,492	2%
Other		23,714	8%	22,962	9%	24,634	9%
Total	$	165,828	57%	152,302	60%	168,707	59%

The following table compares other operating revenues and costs related to third-party activities of the company's shipyards, brokered vessels and other miscellaneous marine-related activities for the quarters ended June 30, 2012 and 2011 and for the quarter ended March 31, 2012:

		Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)		2012	2011	2012
Other operating revenues	$	4,354	1,292	1,140
Costs of other operating revenues		3,523	1,231	1,915

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters ended June 30, 2012 and 2011 and for the quarter ended March 31, 2012:

		Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)		2012	%	2011	%	2012	%
Vessel operating costs:
Americas:
Crew costs	$	27,747	36%	29,850	37%	26,991	34%
Repair and maintenance		8,112	10%	8,268	10%	6,447	8%
Insurance and loss reserves		1,428	2%	1,278	2%	1,016	1%
Fuel, lube and supplies		5,212	7%	3,786	5%	5,004	6%
Vessel operating leases		911	1%	911	1%	911	1%
Other		3,543	5%	4,649	6%	3,590	5%
		46,953	60%	48,742	60%	43,959	55%
Asia/Pacific:
Crew costs	$	18,529	36%	13,818	39%	19,029	39%
Repair and maintenance		2,608	5%	1,929	5%	3,392	7%
Insurance and loss reserves		102	<1%	620	2%	486	1%
Fuel, lube and supplies		3,173	6%	2,744	8%	3,434	7%
Vessel operating leases		---	<1%	---	---	---	---
Other		2,454	5%	2,236	6%	3,196	7%
		26,866	52%	21,347	60%	29,537	61%
Middle East/North Africa:
Crew costs	$	9,660	30%	8,155	31%	9,965	32%
Repair and maintenance		2,559	8%	2,539	10%	5,179	17%
Insurance and loss reserves		906	3%	1,309	5%	475	2%
Fuel, lube and supplies		2,102	6%	4,283	16%	2,665	9%
Vessel operating leases		506	2%	366	1%	507	2%
Other		2,832	9%	2,214	8%	2,701	9%
		18,565	57%	18,866	72%	21,492	70%
Sub-Saharan Africa/Europe:
Crew costs	$	31,368	24%	29,301	26%	31,301	24%
Repair and maintenance		13,945	11%	9,324	8%	12,350	9%
Insurance and loss reserves		2,915	2%	2,090	2%	933	1%
Fuel, lube and supplies		7,256	6%	5,554	5%	10,914	8%
Vessel operating leases		3,075	2%	3,215	3%	3,074	2%
Other		14,885	12%	13,863	12%	15,147	12%
		73,444	57%	63,347	57%	73,719	57%
Total operating costs	$	165,828	57%	152,302	60%	168,707	59%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters ended June 30, 2012 and 2011 and March 31, 2012:

		Quarter Ended June 30,						Quarter Ended March 31,
(In thousands)		2012	%		2011	%		2012	%
Vessel operating profit:
Americas	$	10,192	3%		11,854	5%		16,157	6%
Asia/Pacific		14,908	5%		5,270	2%		9,002	3%
Middle East/North Africa		6,282	2%		28	<1%		1,411	<1%
Sub-Saharan Africa/Europe		27,096	9%		22,224	9%		27,869	10%
		58,478	20%		39,376	15%		54,439	19%
Corporate expenses		(10,467)	(4%	)	(9,521)	(4%	)	(10,525)	(4%	)
Gain on asset dispositions, net		838	<1%		1,717	1%		3,986	1%
Other operating income (expenses)		638	<1%		(111)	(<1%	)	(1,517)	(1%	)
Operating income	$	49,487	17%		31,461	12%		46,383	16%
Foreign exchange (loss) gain		(1,751)	(1%	)	814	<1%		2,574	1%
Equity in net earnings of unconsolidated companies		2,363	1%		2,489	1%		3,614	1%
Interest income and other, net		719	<1%		1,190	<1%		1,137	<1%
Interest and other debt costs		(7,587)	(3%	)	(4,061)	(2%	)	(7,454)	(3%	)
Earnings before income taxes	$	43,231	15%		31,893	13%		46,254	16%

Americas Segment Operations. Americas-based vessel revenues decreased 4%, or $3.0 million, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily due to lower revenues earned on the towing supply/supply and other vessel classes. Revenues on the towing supply/supply vessels decreased $1.3 million, or 4%, during the comparative periods, due to a fewer number of towing supply/supply vessels operating in this segment because of vessels transferring to other segments and because of vessel sales. Revenues on the other class of vessels decreased $1.6 million, or 18%, during the same comparative periods, primarily because a fewer number of other vessels are operating in the Americas segment due to vessel sales.

Total utilization rates for the Americas-based vessels increased 9 percentage points, during the first quarter of fiscal 2013 as compared to the first quarter in fiscal 2012; however, this increase is primarily a result of the sale of 24 older, stacked vessels from the Americas fleet during the fifteen month period ended June 30, 2012. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. As such, stacked vessels depressed utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Within the Americas segment, the company continued to stack, and in some cases dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 21 Americas-based stacked vessels. During the first quarter of fiscal 2013, the company stacked four additional vessels and sold no vessels from the previously stacked fleet, resulting in a total of 25 stacked Americas-based vessels as of June 30, 2012.

Vessel operating profit for the Americas-based vessels decreased 14%, or $1.7 million, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily due to lower revenues. Americas-based vessel operating costs decreased 4%, or $1.8 million, during the same comparative periods, (primarily due to lower crew costs and other vessel costs, which were offset by higher fuel, lube and supply costs). Depreciation expense and general and administrative expenses during the first quarter of fiscal 2013 were comparable to the first quarter of fiscal 2012.

Crew costs decreased 7%, or $2.1 million, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, because fewer vessels are operating in the Americas segment due to vessel sales and the transfer of vessels to other segments. Other vessel costs decreased 24%, or $1.1 million, during the same comparative periods, due to a fewer number of vessels operating in the segment for the same reasons as above. Fuel, lube and supply costs increased 38%, or $1.4 million, because of vessels transferring into the segment and to new vessel delivery.

Americas-based vessel revenues, decreased 2%, or $1.6 million, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, primarily due to lower revenues earned on the towing supply/supply and other vessel classes, which were partially offset by revenue increase by the deepwater vessels. Revenues on the towing supply/supply vessels decreased $1.2 million, or 4%, during the comparative periods, due to a fewer number of towing supply/supply vessels operating in this segment because of vessel sales. Revenues on the other class of vessels decreased $1.6 million, or 18%, during the same comparative periods, primarily because a fewer number of other vessels are operating in the Americas segment due to vessel sales. Revenues earned by the deepwater vessels increased 4%, or $1.2 million, during the same comparative periods, due to an increase in the number of deepwater vessels operating in the Americas due to vessels transferring into this segment from other segments and due to a new vessel delivery.

Vessel operating profit for the Americas-based vessels decreased $6.0 million, or 37%, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, due to lower revenues, a 7%, or $3.0 million, increase in vessel operating costs (primarily crew costs and repair and maintenance costs), and a 10%, or $0.9 million increase in depreciation expense.

Crew costs increased 3%, or $0.8 million, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, primarily due to crew wage pricing pressures in the U.S. GOM resulting from a shortage of qualified crew personnel for the company’s large, deepwater vessels which require highly skilled and licensed personnel. Crew availability in the U.S. offshore vessel market has, in part, been impacted by drilling operators trying to staff newer generation drilling platforms and drillships, most of which have dynamic positioning (DP) capabilities, with former vessel crew personnel that have DP licenses. This required vessel owning companies, such as ours, to increase crew wages to retain and attract qualified personnel. Repair and maintenance costs increased 26%, or $1.7 million, during the same comparative periods, due to a greater number of drydockings being performed during the current period. Depreciation expense increased during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012 due to a greater number of vessels operating during the current period due to vessels transferring into the segment and due to a new vessel delivery.

Asia/Pacific Segment Operations. Asia/Pacific-based vessel revenues increased 46% or $16.2 million, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, due to a 22 percentage point increase in utilization and a 50% increase in average day rates on the deepwater vessels which resulted in a $9.4 million increase in revenues as vessels were put to work following the resolution of delays on certain customer projects. In addition, revenue on the towing supply/supply vessels increased $7.1 million, or 38%, during the same comparative periods, due to a 12 percentage point increase in utilization and a 14% increase in average day rates due to stronger demand for this class of vessel in this segment.

At the beginning of fiscal 2013, the company had 16 Asia/Pacific-based stacked vessels. During the first quarter of fiscal 2013, the company stacked no additional vessels and sold two vessels from the previously stacked vessel fleet, resulting in a total of 14 stacked Asia/Pacific-based vessels as of June 30, 2012.

Asia/Pacific-based vessel operating profit increased $9.6 million, or 183%, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily due to higher revenues, which were partially offset by a 26%, or $5.5 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, and fuel, lube and supply costs), and a $1.1 million, or 29%, increase in general and administrative expenses.

Crew costs increased $4.7 million, or 34%, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily due to increases in crew personnel operating in Australia due to a higher number of vessels operating in the area after delays on certain customer projects ended. Repair and maintenance costs increased $0.7 million, or 35%, during the same comparative periods, due to a greater number of drydockings being performed during the current period. Fuel, lube and supply costs increased $0.4 million, or 16%, during the same comparative periods, due to an increase in the number of vessels operating in the segment primarily as a result of newly delivered vessels. General and administrative expenses increased, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, due to pay raises for the administrative personnel, an increase in administrative benefit costs (primarily in Australia) and an increase in office and property costs.

Asia/Pacific-based vessel revenues increased 7%, or $3.5 million, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, primarily due to a 12 percentage point increase in utilization rates and a 4% increase in average day rates on the towing supply/supply vessels due to stronger demand for this class of vessel in emerging markets in Southeast Asia. Revenue declines incurred by the deepwater vessels partially offset revenue increases generated by the towing supply/supply vessels. Revenues on the deepwater vessels decreased $1.5 million, or 6%, due to a three percentage point decrease in utilization (despite a 4% increase in average day rates) as a result of one deepwater vessel transferring to a different segment.

Vessel operating profit for the Asia/Pacific-based vessels increased $5.9 million, or 66%, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, primarily due to higher revenues and $2.7 million, or 9%, lower vessel operating costs (primarily crew costs, repair and maintenance costs and other vessel costs). In addition, general and administrative costs increased $0.5 million, or 11%, during the same comparative periods, due to pay raises for the administrative personnel in this segment, an increase in administrative benefit costs (primarily in Australia) and an increase in costs associated with foreign assigned administrative employees.

Crew costs decreased 3%, or $0.5 million, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, because of a fewer number of vessels operated in the segment during the current quarter as a result of one deepwater vessel transferring to a different segment and due to vessel sales. Repair and maintenance costs decreased $0.8 million or 23%, due to a fewer number of drydockings being performed during the current period. Other vessel costs decreased $0.7 million, or 23% due to general costs decreases resulting from a fewer number of vessels operating in the segment.

Middle East/North Africa Segment Operations. Middle East/North Africa-based vessel revenues increased $6.4 million, or 25%, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily due to a 20 percentage point increase in utilization rates and a 27% increase in average day rates on the towing supply/supply vessels, which resulted from the resolutions of delays with the acceptance of some vessels (and cancellation of other vessels) as part of a multi-vessel package committed to charter hire contracts with one customer in the Middle East. This resulted in a $6.5 million increase in towing supply/supply revenue.

At the beginning of fiscal 2013, the company had seven Middle East/North Africa-based stacked vessels. During the first quarter of fiscal 2013, the company stacked no additional vessels and sold no vessels from the previously stacked vessel fleet, resulting in a total of seven stacked Middle East/North Africa-based vessels as of June 30, 2012.

Middle East/North Africa-based vessel operating profit increased $6.3 million, or 224%, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily due to higher revenue, which was partially offset by higher general and administrative expenses. General and administrative expenses increased $1.0 million, or 38%, during the same comparative periods, due to an increase in administrative payroll and benefit costs (resulting from an increase in the number of administrative personnel operating in the segment) and an increase in office and property costs. Although vessel operating costs during the first quarter of fiscal 2013 were comparable to the vessel operating costs incurred during the fourth quarter of fiscal 2012, increases in crew costs during these comparative periods were offset by lower fuel, lube and supply costs. Crew costs increased $1.5 million, or 19%, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, due to an increase in crew personnel assigned to this segment related to the addition of vessels as a result of the scaling up of operations in the Middle East/North Africa segment related to a multi-vessel package committed to charter hire contracts with one customer. Fuel, lube and supply costs decreased $2.2 million, or 51%, during the same comparative periods, primarily because the first quarter of fiscal 2012 incurred higher fuel costs related to vessels mobilizing into the segment resulting from the scaling up of operations in the Middle East/North Africa segment in anticipation of a greater level of business activity.

Middle East/North Africa-based vessel revenues increased 5%, or $1.7 million, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, primarily due to a 4 percentage point increase in utilization rates and a 9% increase in average day rates on our towing supply/supply vessels due to an increase in demand for this class of vessel in this segment.

Vessel operating profit for the Middle East/North Africa-based vessels increased $4.9 million, or 345%, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, due to higher revenues and 14%, or $2.9 million, lower vessel operating costs (primarily repair and maintenance costs). Repair and maintenance costs decreased 51%, or $2.6 million, during the same comparative periods, due to a fewer number of drydockings being performed during the current period.

Sub-Saharan Africa/Europe Segment Operations. Sub-Saharan Africa/Europe-based vessel revenues increased 16%, or $17.2 million, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily due to a three percentage point increase in utilization rates and an 11% increase in average day rates on the deepwater vessels resulting from an increase in the number of deepwater vessels operating in the segment due to the delivery of new vessels and vessels mobilizing into this segment. Revenue increases generated by the deepwater vessels were partially offset by a decline in revenue experienced by the towing supply/supply and other classes of vessels. Vessel revenue on the towing supply/supply vessels and other class of vessels decreased 7% and 17%, or $3.6 million and $3.3 million, respectively, during the same comparative periods, primarily due to a fewer number of towing supply/supply and other vessels operating in this segment because of vessels mobilizing to other segments where there was stronger demand for these classes of vessels. Vessel sales also contributed to the decline in revenues (particularly for the towing supply/supply vessels) during the same comparative periods; however, the majority of sold/disposed vessels were stacked vessels that generated no revenue for the company.

Within the Sub-Saharan Africa/Europe segment, the company also continued to stack, and in some cases dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 23 Sub-Saharan Africa/Europe-based stacked vessels. During the first quarter of fiscal 2013, the company stacked three additional vessels and sold six vessels from the previously stacked vessel fleet, resulting in a total of 20 stacked Sub-Saharan Africa/Europe-based vessels as of June 30, 2012.

Sub-Saharan Africa/Europe-based vessel operating profit increased $4.9 million, or 22%, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily due to higher revenues, which were partially offset by a 16%, or $10.1 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, fuel, lube and supply costs, and other vessel costs) and an increase in depreciation expense.

Crew costs increased 7%, or $2.1 million, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, due to a greater number of crew personnel assigned to this segment because of an increase in the number of deepwater vessels operating in the segment. Repair and maintenance costs increased $4.6 million, or 50%, during the same comparative periods, due to a higher number of drydockings being performed during the current period. Fuel, lube and supply costs were higher by $1.7 million, or 31%, during the same comparative periods, due to new vessels being delivered to the segment and to vessels mobilizing into the segment from other segments. Other vessel costs increased 7%, or $1.0 million, during the same comparative periods, because of an increase in brokers’ commissions, higher training costs associated with an increase in crew personnel in this segment, and general costs increases related to an increase in the number of vessels operating in the segment. Depreciation expense increased 13%, or $1.7 million, during the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012, primarily because of new vessel deliveries and vessels mobilizing into the segment during the comparative periods.

Sub-Saharan Africa/Europe-based vessel revenues and vessel operating profit during the first quarter of fiscal 2013 were comparable to the fourth quarter of fiscal 2012. Although vessel operating costs during the first quarter of fiscal 2013 were comparable to the fourth quarter of fiscal 2012, increases in repair and maintenance costs and insurance and loss reserves were offset by decreases in fuel, lube and supply costs.

Repair and maintenance costs, increased 13%, or $1.6 million, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, due to a higher number of drydockings being performed during the current period. Insurance and loss reserves increased $2.0 million because a larger prorated share of insurance costs are allocated to this segment due to an increase in the number of deepwater vessels operating in the segment (the deepwater vessels typically have higher insured values) and because the prior quarter included favorable adjustments to loss reserves due to good safety results. Fuel, lube and supply costs decreased $3.7 million, or 34%, during the same comparative periods, because a fewer number of vessels were transferred and delivered to this segment during the current period.

Other Items. Insurance and loss reserves expense during the first quarter of fiscal 2013 were comparable to the first quarter of fiscal 2012, due to good safety results and loss management efforts. Insurance and loss reserves expense increased $2.4 million during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, because the prior quarter included favorable adjustments to loss reserves due to good safety results.

Gain on asset dispositions, net decreased $0.9 million, or 51%, during the first quarter of fiscal 2013 as compared to the same period in fiscal 2012, due to lower gains earned on the mix of vessels sold during the current quarter as compared to the same period during fiscal 2012 and because the current period incurred a higher amount of impairment charges than the same period during fiscal 2012. Gain on asset dispositions, net decreased $3.1 million, or 79%, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, due to lower gains earned on the mix of vessels sold and due to a $2.8 million impairment charge incurred during the current period.

Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period. The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2012 and 2011, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended June 30,
(In thousands)	2012	2011
Amount of impairment incurred	$2,774	2,314
Combined fair value of assets incurring impairment	7,410	3,913

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the degree of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Stacked vessels depress utilization rates because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (two vessels at June 30, 2012) or vessels owned by joint ventures (10 vessels at June 30, 2012). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2012 and 2011 and March 31, 2012:

	Quarter Ended June 30,		Quarter Ended March 31,

	2012	2011	2012
REVENUE BY VESSEL CLASS (in thousands):
Americas fleet:
Deepwater vessels	$36,280	36,405	35,045
Towing-supply/supply	34,352	35,686	35,596
Other	7,018	8,586	8,578
Total	$77,650	80,677	79,219
Asia/Pacific fleet:
Deepwater vessels	$25,337	15,929	26,857
Towing-supply/supply	25,500	18,444	20,197
Other	905	1,126	1,153
Total	$51,742	35,499	48,207
Middle East/North Africa fleet:
Deepwater vessels	$11,284	10,751	11,331
Towing-supply/supply	20,000	13,474	18,034
Other	1,166	1,832	1,418
Total	$32,450	26,057	30,783
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$62,615	38,506	64,392
Towing-supply/supply	49,012	52,626	48,162
Other	16,625	19,950	17,492
Total	$128,252	111,082	130,046
Worldwide fleet:
Deepwater vessels	$135,516	101,591	137,625
Towing-supply/supply	128,864	120,230	121,989
Other	25,714	31,494	28,641
Total	$290,094	253,315	288,255

UTILIZATION:
Americas fleet:
Deepwater vessels	73.7%	70.8	75.9
Towing-supply/supply	53.4	43.3	53.1
Other	80.5	70.5	69.4
Total	63.3%	54.3	61.4
Asia/Pacific fleet:
Deepwater vessels	92.6%	71.1	95.3
Towing-supply/supply	54.9	42.5	43.1
Other	58.7	100.0	100.0
Total	62.5%	51.1	55.9
Middle East/North Africa fleet:
Deepwater vessels	93.6%	76.3	100.0
Towing-supply/supply	77.2	57.6	73.3
Other	42.2	63.2	50.0
Total	75.0%	61.6	74.4
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	84.1%	81.6	84.0
Towing-supply/supply	60.3	56.8	55.0
Other	76.6	84.1	75.5
Total	71.3%	70.1	68.4
Worldwide fleet:
Deepwater vessels	83.1%	75.7	84.9
Towing-supply/supply	60.0	50.3	55.0
Other	74.2	79.3	72.6
Total	68.4%	61.5	65.4

		Quarter Ended June 30,		Quarter Ended March 31,
		2012	2011	2012
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater vessels	$	25,829	26,360	25,911
Towing-supply/supply		14,135	14,031	13,704
Other		5,987	6,044	6,791
Total	$	15,508	15,094	15,197
Asia/Pacific fleet:
Deepwater vessels	$	32,225	21,436	30,982
Towing-supply/supply		14,229	12,519	13,751
Other		9,945	6,189	6,335
Total	$	19,384	14,801	19,148
Middle East/North Africa fleet:
Deepwater vessels	$	18,920	18,147	17,788
Towing-supply/supply		9,812	7,738	8,992
Other		5,056	5,302	5,194
Total	$	11,325	9,726	10,558
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$	22,643	20,399	23,254
Towing-supply/supply		13,572	13,228	13,894
Other		4,884	5,008	4,993
Total	$	13,113	11,278	13,353
Worldwide fleet:
Deepwater vessels	$	24,406	22,065	24,465
Towing-supply/supply		13,054	12,349	12,790
Other		5,250	5,310	5,485
Total	$	14,275	12,496	14,140

The following tables compare vessel day-based utilization percentages, average day rates and the number of active vessels (excluding stacked vessels) for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new-build and acquisition program) and its older, or traditional, vessels for the quarters ended June 30, 2012 and 2011 and March 31, 2012:

		Quarter Ended June 30,		Quarter Ended March 31,
		2012	2011	2012
UTILIZATION:
Americas fleet:
New vessels		85.3%	86.8	87.3
Traditional vessels		41.8	35.1	41.3
Total		63.3%	54.3	61.4
Asia/Pacific fleet:
New vessels		93.6%	80.8	81.0
Traditional vessels		—	16.8	10.4
Total		62.5%	51.1	55.9
Middle East/North Africa fleet:
New vessels		89.5%	69.1	83.9
Traditional vessels		46.0	54.3	55.9
Total		75.0%	61.6	74.4
Sub-Saharan Africa/Europe fleet:
New vessels		83.7%	88.0	82.2
Traditional vessels		31.6	33.8	32.1
Total		71.3%	70.1	68.4
Worldwide fleet:
New vessels		86.2%	84.4	83.2
Traditional vessels		33.0	34.8	35.7
Total		68.4%	61.5	65.4

	Quarter Ended June 30,		Quarter Ended March 31,
	2012	2011	2012
AVERAGE VESSEL DAY RATES:
Americas fleet:
New vessels	$19,119	18,849	19,096
Traditional vessels	8,318	9,587	8,851
Total	$15,508	15,094	15,197
Asia/Pacific fleet:
New vessels	$19,384	16,716	20,247
Traditional vessels	---	4,232	3,642
Total	$19,384	14,801	19,148
Middle East/North Africa fleet:
New vessels	$12,388	12,496	11,657
Traditional vessels	7,186	6,259	7,377
Total	$11,325	9,726	10,558
Sub-Saharan Africa/Europe fleet:
New vessels	$13,680	11,907	14,098
Traditional vessels	8,331	7,970	8,353
Total	$13,113	11,278	13,353
Worldwide fleet:
New vessels	$15,466	14,091	15,658
Traditional vessels	8,121	7,987	8,226
Total	$14,275	12,496	14,140

AVERAGE VESSEL COUNT (EXCLUDING STACKED VESSELS):
Americas fleet:
New vessels	43	39	41
Traditional vessels	21	28	24
Total	64	67	65
Asia/Pacific fleet:
New vessels	31	28	32
Traditional vessels	1	4	1
Total	32	32	33
Middle East/North Africa fleet:
New vessels	27	24	27
Traditional vessels	8	16	9
Total	35	40	36
Sub-Saharan Africa/Europe fleet:
New vessels	115	103	113
Traditional vessels	15	24	18
Total	130	127	131
Worldwide fleet:
New vessels	216	194	213
Traditional vessels	45	72	52
Total	261	266	265

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2012 and 2011 and for the quarter ended March 31, 2012:

	Quarter Ended June 30,		Quarter Ended March 31,
	2012	2011	2012
Americas fleet:
Deepwater vessels	21	21	20
Towing-supply/supply	50	65	53
Other	16	22	20
Total	87	108	93
Less stacked vessels	23	41	28
Active vessels	64	67	65
Asia/Pacific fleet:
Deepwater vessels	9	11	10
Towing-supply/supply	36	39	37
Other	2	2	2
Total	47	52	49
Less stacked vessels	15	20	16
Active vessels	32	32	33
Middle East/North Africa fleet:
Deepwater vessels	7	9	7
Towing-supply/supply	29	33	30
Other	6	6	6
Total	42	48	43
Less stacked vessels	7	8	7
Active vessels	35	40	36
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	36	26	36
Towing-supply/supply	66	77	69
Other	49	51	52
Total	151	154	157
Less stacked vessels	21	27	26
Active vessels	130	127	131
ACTIVE OWNED OR CHARTERED VESSELS	261	266	265
Stacked vessels	66	96	77
TOTAL OWNED OR CHARTERED VESSELS	327	362	342
Vessels withdrawn from service	2	4	2
Joint-venture and other	10	10	10
Total	339	376	354

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 66, 98 and 67 stacked vessels at June 30, 2012 and 2011 and at March 31, 2012, respectively. Most of the vessels stacked at June 30, 2012 are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2012 and March 31, 2012:

	June 30, 2012		March 31, 2012

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	246	$2,604,161	251	$2,567,321
Stacked vessels	66	37,371	67	34,768
Vessels withdrawn from service	2	633	2	633
Marine equipment and other assets under construction		256,070		261,679
Other property and equipment		40,501		41,364
Totals	314	$2,938,736	320	$2,905,765

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the quarters ended June 30:

	Quarter Ended June 30,
	2012	2011
Number of vessels disposed by vessel type:
Anchor handling towing supply	3	4
Platform supply vessel	2	2
Other	4	2
Total	9	8

Number of vessels disposed by segment:
Americas	---	3
Asia/Pacific	3	---
Middle East/North Africa	---	4
Sub-Saharan Africa/Europe	6	1
Total	9	8

Vessel Deliveries and Acquisitions

During the first quarter of fiscal 2013, the company took delivery of two newly-built vessels and acquired one vessel from a third party. One of the delivered vessels is a 286-foot, deepwater, PSV, which was constructed at an international shipyard for $30.1 million. The other vessel delivered during the first quarter of fiscal 2013 is a towing supply/supply class, AHTS vessel that has 8,200 brake horse power (BHP). This vessel was constructed at a different international shipyard for $23.7 million. The company also acquired a 246-foot deepwater, PSV for $19.4 million.

During fiscal 2012, the company took delivery of 13 newly-built vessels and acquired 11 vessels from third parties. Six of the newly-built vessels are towing supply/supply class, AHTS vessels and the other seven are deepwater class PSVs. The six AHTS vessels were constructed at two different international shipyards for $94.2 million and have between 5,150 and 8,200 BHP. One 266-foot deepwater, PSV was constructed at the company’s own shipyard, Quality Shipyard, L.L.C., for a cost of $36.1 million. The other six deepwater, PSVs measure 286-feet and were constructed at the same international shipyard for $172.1 million. The company also acquired a 246-foot and a 250-foot deepwater, PSVs for a total aggregate cost of $41.6 million and nine 5,150 BHP towing supply/supply class, AHTS vessels for a total aggregate total cost of $108.7 million.

Vessel Commitments at June 30, 2012

At June 30, 2012, the company had one 8,200 BHP AHTS vessel under construction at an international shipyard, for a total expected cost of $24.0 million. This vessel will be delivered in mid-August 2012. As of June 30, 2012, the company had invested $19.1 million in this vessel.

The company is also committed to the construction of one 261-foot, eight 275-foot, five 286-foot and two 300-foot deepwater PSVs and two 215-foot towing supply/supply class PSVs for a total estimated cost of $579.7 million. The company’s shipyard, Quality Shipyards, L.L.C., is constructing the 261-foot deepwater class vessel. One international shipyard is constructing the two 215-foot vessels. Two different international shipyards are each constructing four 275-foot deepwater PSVs, and a fourth international shipyard is constructing the five 286-foot deepwater PSVs. One U.S. shipyard is constructing the two 300-foot deepwater PSVs. The two 215-foot towing supply/supply class PSVs are scheduled for delivery in August and October of 2013. The 261-foot deepwater platform supply vessel has an expected delivery in October 2013. The eight 275-foot deepwater class vessels are expected to be delivered beginning in January 2014, with final delivery of the eighth vessel in January 2015. Delivery on the five 286-foot deepwater class vessels will begin in mid-to-late August 2012 with final delivery of the last 286-foot vessel scheduled for March 2013. The two 300-foot deepwater class vessels are scheduled for delivery in July and December of 2013. As of June 30, 2012, $213.1 million was invested in these 18 vessels.

Two 300-foot PSVs under construction at a domestic shipyard have fallen substantially behind schedule. The shipyard recently notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, negotiations with the shipyard are ongoing in an attempt to reach an amicable settlement of these issues.

The company is also committed to the construction of one 175-foot, fast supply boat and four water jet crewboats for a cost of $22.4 million. Two separate international shipyards are constructing these vessels. The company is experiencing a substantial delay with the fast supply boat, which is under construction in Brazil and was originally scheduled to be delivered in September of 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company continues to pursue arbitration of these issues. The four water jet crewboats are expected to be delivered in February, April and June of 2013. As of June 30, 2012, the company had invested $11.9 million for the construction of these vessels.

At June 30, 2012, the company had agreed to purchase two PSVs for an aggregate approximate total purchase price of $39.6 million. The company plans to take possession of these PSVs in August and September 2012. Both of these PSVs have 3,500 DWTs of cargo capacity. As of June 30, 2012, the company had invested $9.3 million for the acquisition of these two vessels.

Vessel Commitments Summary at June 30, 2012

The table below summarizes the various vessel commitments by vessel class and type as of June 30, 2012:

	International Built				U.S. Built
Vessel class and type	Number of Vessels	Estimated Total Cost	Invested Through 6/30/12	Remaining Balance 06/30/12	Number of Vessels	Estimated Total Cost	Invested Through 6/30/12	Remaining Balance 06/30/12
In thousands, except number of vessels:
Deepwater vessels:
Platform supply vessels	15	$421,701	137,067	284,634	3	147,176	57,307	89,869
Towing-supply/supply vessels:
Anchor handling towing supply	1	24,031	19,142	4,889	---	---	---	---
Platform supply vessels	2	50,391	28,094	22,297	---	---	---	---
Crewboats	5	22,394	11,864	10,530	---	---	---	---
Totals	23	$518,517	196,167	322,350	3	147,176	57,307	89,869

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended

Vessel class and type	09/12	12/12	03/13	06/13	09/13	Thereafter
Deepwater vessels:
Platform supply vessels	4	1	2	---	1	10
Towing-supply/supply vessels:
Anchor handling towing supply	1	---	---	---	---	---
Platform supply vessels	---	---	---	---	1	1
Crewboats	---	---	2	2	1	---
Totals	5	1	4	2	3	11

(In thousands)
Expected quarterly cash outlay	$84,234	55,549	32,893	24,344	17,277	197,922(A)

(A)	The $197,922 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $61,035 in the remaining quarters of fiscal 2014 and $136,887 during fiscal 2015.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Condensed Consolidated Financial Statements. The company has $412.2 million in unfunded capital commitments associated with the 24 vessels currently under constructions and the two vessel purchase commitments at June 30, 2012.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

		Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)		2012	%	2011	%	2012	%
Personnel	$	25,155	9%	22,368	9%	24,833	9%
Office and property		6,027	2%	5,747	2%	6,085	2%
Sales and marketing		2,378	1%	2,158	1%	2,395	1%
Professional services		4,365	1%	4,943	2%	5,875	2%
Other		2,739	1%	2,365	1%	1,603	1%
Total	$	40,664	14%	37,581	15%	40,791	14%

General and administrative expenses, during the first quarter of fiscal 2013, were 8%, or $3.1 million, higher than the first quarter of fiscal 2012, primarily due to pay raises for the administrative personnel, higher amortization costs related to stock-based compensation for employees and the board of directors, higher office and property expenses (primarily office rent and information technology costs) and higher travel expenses.

Although general and administrative expenses during the first quarter of fiscal 2013 were comparable to the fourth quarter of fiscal 2012, decreases in professional services were partially offset by increases in other general and administrative expenses. Professional services decreased $1.5 million, or 26%, during the first quarter of fiscal 2013 as compared to the fourth quarter of fiscal 2012, due to lower legal fees during the current period. Other general and administrative services increased $1.1 million, or 71%, during the same comparative periods, because the prior quarter included the release of $1.1 million of workers’ compensation reserves because of positive workers’ compensation loss experiences as compared to a $0.2 million release of workers’ compensation reserves during the current quarter.

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

Availability of Cash

At June 30, 2012, the company had $240.6 million in cash and cash equivalents, of which $79.4 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as, the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

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

The company has $125 million in term loan borrowings outstanding at June 30, 2012 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin on leverage), and the entire $450 million of the revolver was available for future financing needs, with no outstanding borrowings at June 30, 2012. There were no outstanding borrowings at June 30, 2011 under any of the credit facilities.

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at June 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	June 30, 2012	March 31, 2012
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	8.3	8.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	173,723	166,916

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at June 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	June 30, 2012	March 31, 2012
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	7.4	7.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	444,880	430,339

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at June 30, 2012 and March 31, 2012, is an after-tax loss of $3.2 million ($4.9 million pre-tax), and $3.3 million ($5.1 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at June 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	June 30, 2012	March 31, 2012
Aggregate debt outstanding	$235,000	235,000
Weighted average remaining life in years	1.1	1.4
Weighted average coupon rate on notes outstanding	4.43%	4.43%
Fair value of debt outstanding	239,773	240,585

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

		Quarter Ended June 30,
(In thousands)		2012	2011
Interest and debt costs incurred, net of interest capitalized	$	7,587	4,061
Interest costs capitalized		2,824	4,410
Total interest and debt costs	$	10,411	8,471

Total interest and debt costs were higher, during the quarter ended June 30, 2012 than the same period in fiscal 2012, because of an increase in interest expense related to the issuance of $165.0 million senior notes during the quarter ended September 30, 2011 and the $125.0 million term loan as discussed above. Also, the relative-portion of interest cost capitalized during the quarter period ended June 30, 2012 was lower than the same period in fiscal 2012 due to a decrease in the level of investments in the company’s new construction program during the comparative periods.

Share Repurchases

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this new authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At June 30, 2012, the entire $200.0 million remains available to repurchase shares under the May 2012 share repurchase program.

In May 2011, the Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that was in effect through June 30, 2012. The company was authorized to repurchase shares of its common stock in open-market or privately-negotiated transactions. The authorization of the May 2011 repurchase program ended on June 30, 2012, and the company utilized $100.0 million of the $200.0 million authorization.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share, for the quarters ended June 30 is as follows:

		Quarter Ended June 30,
(In thousands, except share and per share data)		2012	2011
Value of common stock repurchased	$	65,028	---
Shares of common stock repurchased		1,400,500	---
Average price paid per common share	$	46.43	---

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

	Quarter Ended June 30,
(In thousands, except dividend per share)	2012	2011
Dividends declared	$12,625	12,969
Dividend per share	0.25	0.25

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the quarters ended June 30, is as follows:

(In thousands)	2012	Change	2011
Net earnings	$32,856	8,298	24,558
Depreciation and amortization	35,784	2,035	33,749
Provision (benefit) for deferred income taxes	(2,654)	5,254	(7,908)
Gain on asset dispositions, net	(838)	879	(1,717)
Changes in operating assets and liabilities	1,236	24,549	(23,313)
Other non-cash items	2,696	1,547	1,149
Net cash provided by operating activities	$69,080	42,562	26,518

Cash flows from operations increased $42.6 million, or 161%, to $69.1 million, during the first quarter of fiscal 2013 as compared to $26.5 million during the first quarter of fiscal 2012, due primarily to an increase in net earnings, a decrease in the benefit for deferred income taxes due to an increase in pretax income, and to changes in net operating assets and liabilities; specifically, a decrease in trade and other receivable balances (because of $38.1 million increase in cash collections due to the timing of payments from customers and $30.0 million higher billings to customers due to an increase in business activity), a $15.6 million increase in trade payables due to the timing of payments which provided cash, and a $2.9 million increase in accrued expenses due to the timing of accruals.

Investing Activities

Net cash used in investing activities for the quarters ended June 30, is as follows:

(In thousands)	2012	Change	2011
Proceeds from the sale of assets	$5,856	(472)	6,328
Additions to properties and equipment	(77,432)	(7,780)	(69,652)
Other	(860)	(1,209)	349
Net cash used in investing activities	$(72,436)	(9,461)	(62,975)

Investing activities for the quarter ended June 30, 2012 used $72.4 million of cash, which is primarily attributed to $77.4 million of additions to properties and equipment partially offset by $5.9 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $5.0 million in capitalized major repair costs, $72.1 million for the construction and purchase of offshore marine vessels and $0.3 million in other properties and equipment purchases.

Investing activities for the quarter ended June 30, 2011 used $63.0 million of cash, which is primarily attributed to $69.7 million of additions to properties and equipment partially offset by $6.3 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $7.2 million in capitalized major repair costs, $60.1 million for the construction and purchase of offshore marine vessels and $2.4 million in other properties and equipment purchases.

Financing Activities

Net cash provided by (used in) financing activities for the quarters ended June 30, is as follows:

(In thousands)	2012		Change	2011
Debt issuance costs	$	---	6	(6)
Proceeds from exercise of stock options		765	677	88
Cash dividends		(12,566)	373	(12,939)
Excess tax (liability) benefit on stock options exercised		49	32	17
Stock repurchases		(65,028)	(65,028)	---
Net cash used in financing activities		$(76,780)	(63,940)	(12,840)

Financing activities for the quarter ended June 30, 2012 used $76.8 million of cash, which is primarily the result of $65.0 million used to repurchase the company’s common stock and $12.6 million used for the quarterly payment of common stock dividends of $0.25 per common share. Uses of cash were slightly offset by $0.8 million of proceeds from the issuance of common stock resulting from stock option exercises and $49,000 tax benefit on stock options exercised during the quarter.

Financing activities for the quarter ended June 30, 2011 used $12.8 million of cash, which is primarily the result of $13.0 million used for the quarterly payment of common stock dividends of $0.25 per common share. Uses of cash were slightly offset by $0.1 million of proceeds from the issuance of common stock resulting from stock option exercises and $17,000 tax benefit on stock options exercised during the quarter.

Other Liquidity Matters

Vessel Construction. The company’s vessel construction program has been designed to replace over time the company’s older fleet of vessels with fewer, larger and more efficient vessels, while also enhancing the size and capabilities of the company’s fleet. The company anticipates using future operating cash flows, existing borrowing capacity and new borrowings or lease arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At June 30, 2012, the company had approximately $240.6 million of cash and cash equivalents. In addition, there was $450.0 million of credit facilities available at June 30, 2012.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2012.

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

Two vessels under construction at a domestic shipyard have fallen substantially behind schedule. The shipyard recently notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, negotiations with the shipyard are ongoing in an attempt to reach an amicable settlement of these issues (including the possibility of an increase in the contract price for the vessels).

Merchant Navy Officers Pension Fund. A current subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company's share of the fund's deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee's authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $5.7 million and $6.7 million at June 30, 2012 and March 31, 2012, respectively, all of which has been accrued. No additional liabilities were recorded during the quarter June 30, 2012, and a $0.9 million payment was made during the quarter ended June 30, 2012. In the future, the fund's Trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. The company objected to that decision and has reached an agreement with the Trustee to pay the total remaining assessments (aggregating $5.7 million as of June 30, 2012) in installments through October 2014.

Brazilian Customs.  In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $77.0 million as of June 30, 2012). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $74.0 million as of June 30, 2012) of the total fines sought by the Macae Customs Office. The full decision is subject to further administrative appellate review, and the company understands that this further full review by a secondary appellate board is ongoing. The company is contesting the decision with respect to the remaining 6.0 million Brazilian reais (approximately $3.0 million as of June 30, 2012) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

To date, the company’s two Brazilian subsidiaries, as well as vessels for all other competitors (more than a hundred competitors), have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing two vessels to start new charters in Brazil, the company filed two suits on August 22, 2011 and April 5, 2012, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of June 30, 2012, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Shareholder Derivative Suit.  In mid-February 2011, an individual claiming to be a Tidewater shareholder filed a shareholder derivative suit in the U.S. District Court for the Eastern District of Louisiana. The defendants in the suit were individual directors and certain officers of Tidewater Inc. Tidewater Inc. was also a nominal defendant in the lawsuit. The suit asserted various causes of action, including breach of fiduciary duty, against the individual defendants in connection with the facts and circumstances giving rise to the settlements with the DOJ and SEC and sought a number of remedies against the individual defendants and the company as a result. For a discussion of the settlements with the DOJ and SEC regarding matters arising under the United States Foreign Corrupt Practices Act, refer to the company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on May 21, 2012. While the company incurred costs in connection with the defense of this law suit, the suit did not seek monetary damages against the company. The individual defendants and the company retained legal counsel.

On July 2, 2012, the presiding judge in this case, Judge Milazzo, dismissed the shareholder derivative suit but gave the plaintiff an opportunity to file an amended complaint. On July 23, 2012 and in lieu of filing an amended complaint, the plaintiff brought a motion to stay the U.S. District Court proceedings pending resolution of a demand by the plaintiff on the company’s Board of Directors to conduct an independent investigation and bring claims against the individual defendants. By letter dated July 23, 2012, plaintiff made this demand on the company’s Board of Directors. On August 7, 2012, the individual defendants and the company filed oppositions to the motion to stay and sought dismissal of the suit with prejudice.

Supplemental Retirement Plan.  As a result of the May 31, 2012 retirement of Dean E. Taylor, former President and Chief Executive Officer of Tidewater Inc., Mr. Taylor is expected to receive in December 2012 a $12.6 million lump sum distribution in full settlement and discharge of his supplemental executive retirement plan entitlement. A settlement loss, which is currently estimated to be $4.4 million, will be recorded at the time of distribution.

Legal Proceedings.  Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the company’s consolidated contractual obligations as of June 30, 2012 for the remaining months of fiscal 2013, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	More Than 5 Years
Vessel purchase obligations	$30,222	30,222	---	---	---	---	---
Vessel construction obligations	381,997	142,454	102,656	136,887	---	---	---
Total obligations	$412,219	172,676	102,656	136,887	---	---	---

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2012. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

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

Future Minimum Lease Payments

As of June 30, 2012, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
Remaining nine months of 2013	$8,027	5,193	13,220
2014	10,703	6,906	17,609
2015	2,836	5,243	8,079
2016	---	2,304	2,304
Thereafter	---	---	---
Total future lease payments	$21,566	19,646	41,212

The company expensed approximately $4.5 million, during the quarters ended June 30, 2012 and 2011, on all of its bareboat charter arrangements.

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2012, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (10) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

The company’s newer technologically sophisticated AHTS vessels and PSVs generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. Competition for skilled crews will likely intensify, particularly in international markets, as new-build vessels currently under construction enter the global fleet. Concerns regarding shortages in skilled labor become an increasing concern globally, During calendar year 2011, global wages in the energy industry have risen approximately 6% per analyst reports. Increases in local wages is another developing trend regarding wage inflation, especially in South America where local wages have trended higher and are now on par or have exceeded wages earned by the expatriate employee work force. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

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

Revolving Credit and Term Loan Agreement

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s revolving credit and term loan agreement and outstanding senior notes.

At June 30, 2012, the company has a $125.0 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage, which together currently approximate 2.0 percent (1.75% margin plus .25% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $125.0 million term loan borrowings at June 30, 2012 would change the company’s interest costs by approximately $1.3 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at June 30, 2012 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of June 30, 2012, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)		Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
August 2011		165,000	173,723	162,225	186,210
September 2010		425,000	444,880	418,098	473,815
July 2003		235,000	239,773	237,182	242,424
Total	$	825,000	858,376	817,505	902,449

Foreign Exchange Risk

The company’s financial instruments that can be affected by foreign currency fluctuations and exchange risks consist primarily of cash and cash equivalents, trade receivables and trade payables denominated in currencies other than the U.S. dollar. The company periodically enters into spot and forward derivative financial instruments as a hedge against foreign currency denominated assets and liabilities, currency commitments, or to lock in desired interest rates. Spot derivative financial instruments are short-term in nature and settle within two business days. The fair value of spot derivatives approximates the carrying value due to the short-term nature of this instrument, and as a result, no gains or losses are recognized. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. Forward contracts are valued using counterparty quotations, and we validate the information obtained from the counterparties in calculating the ultimate fair values as such, these derivative contracts are classified as level 2.

Derivatives

The company had one foreign exchange spot contract outstanding at June 30, 2012 which totaled an aggregate notional value of $0.2 million. The one spot contract settled by July 3, 2012. The company had one foreign exchange spot contract outstanding at March 31, 2012, which totaled a notional value of $1.0 million. The one spot contract settled by April 2, 2012.

At June 30, 2012, the company had six British pound forward contracts outstanding totaling $6.2 million, which is generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts expire at various times through September 2013. The combined change in fair value of the forward contracts was approximately $0.2 million, all of which was recorded as a foreign exchange loss during the quarter ended June 30, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2012, the company had four British pound forward contracts outstanding totaling $7.0 million, which was generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts expire at various times through March 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Derivative Suit

In mid-February 2011, an individual claiming to be a Tidewater shareholder filed a shareholder derivative suit in the U.S. District Court for the Eastern District of Louisiana. The defendants in the suit were individual directors and certain officers of Tidewater Inc. Tidewater Inc. was also a nominal defendant in the lawsuit. The suit asserted various causes of action, including breach of fiduciary duty, against the individual defendants in connection with the facts and circumstances giving rise to the settlements with the DOJ and SEC and sought a number of remedies against the individual defendants and the company as a result. For a discussion of the settlements with the DOJ and SEC regarding matters arising under the United States Foreign Corrupt Practices Act, refer to the company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the SEC on May 21, 2012. While the company incurred costs in connection with the defense of this law suit, the suit did not seek monetary damages against the company. The individual defendants and the company retained legal counsel.

On July 2, 2012, the presiding judge in this case, Judge Milazzo, dismissed the shareholder derivative suit but gave the plaintiff an opportunity to file an amended complaint. On July 23, 2012 and in lieu of filing an amended complaint, the plaintiff brought a motion to stay the U.S. District Court proceedings pending resolution of a demand by the plaintiff on the company’s Board of Directors to conduct an independent investigation and bring claims against the individual defendants. By letter dated July 23, 2012, plaintiff made this demand on the company’s Board of Directors. On August 7, 2012, the individual defendants and the company filed oppositions to the motion to stay and sought dismissal of the suit with prejudice.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company's financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2012, filed with the Securities and Exchange Commission on May 21, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective date of this new authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company will evaluate share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At June 30, 2012, the entire $200.0 million remains available to repurchase shares under the May 2012 share repurchase program.

In May 2011, the Board of Directors replaced its then existing July 2009 share repurchase program with a new $200.0 million repurchase program that was in effect through June 30, 2012. The company was authorized to repurchase shares of its common stock in open-market or privately-negotiated transactions. The authorization of the May 2011 repurchase program ended on June 30, 2012, and the company utilized $100.0 million of the $200.0 million authorization.

The following table summarizes the stock repurchase activity for the three months ended June 30, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1, 2012 - April 30, 2012	---	$	---	---	$164,985,555

May 1, 2012 - May 31, 2012	1,096,300		47.02	1,096,300	113,433,417

June 1, 2012 - June 30, 2012	304,200		44.30	304,200	99,957,685

Total	1,400,500		$46.43	1,400,500

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIDEWATER INC.
(Registrant)

Date: August 8, 2012	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: August 8, 2012	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: August 8, 2012	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Tidewater Inc. Amended and Restated Bylaws dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith