Form 10-Q
period 2012-09-30
TIDEWATER INC
filed 2012-11-06
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

49,823,682 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 26, 2012. Registrant has no other class of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)

ASSETS	September 30, 2012	March 31, 2012

Current assets:
Cash and cash equivalents	$136,729	320,710
Trade and other receivables, net	333,284	309,468
Marine operating supplies	56,131	53,850
Other current assets	15,637	10,072

Total current assets	541,781	694,100

Investments in, at equity, and advances to unconsolidated companies	50,108	46,077
Properties and equipment:
Vessels and related equipment	4,063,067	3,952,468
Other properties and equipment	93,893	93,107

	4,156,960	4,045,575
Less accumulated depreciation and amortization	1,144,937	1,139,810

Net properties and equipment	3,012,023	2,905,765

Goodwill	297,822	297,822
Other assets	120,354	117,854

Total assets	$4,022,088	4,061,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	89,560	74,115
Accrued expenses	144,446	134,953
Accrued property and liability losses	3,395	3,636
Other current liabilities	26,040	26,225

Total current liabilities	263,441	238,929

Long-term debt	890,000	950,000
Deferred income taxes	214,515	214,627
Accrued property and liability losses	3,436	3,150
Other liabilities and deferred credits	130,419	128,555

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,823,682 shares at September 30, 2012 and 51,250,995 shares at March 31, 2012	4,982	5,125
Additional paid-in capital	112,606	102,726
Retained earnings	2,421,991	2,437,836
Accumulated other comprehensive loss	(19,302)	(19,330)

Total stockholders’ equity	2,520,277	2,526,357

Total liabilities and stockholders’ equity	$4,022,088	4,061,618

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Revenues:
Vessel revenues	$309,822	248,412	599,916	501,727
Other marine revenues	2,096	2,482	6,450	3,774

	311,918	250,894	606,366	505,501

Costs and expenses:
Vessel operating costs	177,055	161,290	342,883	313,592
Costs of other marine revenues	1,585	2,031	5,108	3,262
Depreciation and amortization	36,047	33,807	71,831	67,556
Goodwill impairment	---	30,932	---	30,932
General and administrative	41,867	37,773	82,531	75,354
Gain on asset dispositions, net	(1,833)	(9,458)	(2,671)	(11,175)

	254,721	256,375	499,682	479,521

Operating income (loss)	57,197	(5,481)	106,684	25,980
Other income (expenses):
Foreign exchange gain (loss)	529	1,659	(1,222)	2,473
Equity in net earnings of unconsolidated companies	3,357	3,456	5,720	5,945
Interest income and other, net	1,128	766	1,847	1,956
Interest and other debt costs	(7,148)	(4,766)	(14,735)	(8,827)

	(2,134)	1,115	(8,390)	1,547

Earnings (loss) before income taxes	55,063	(4,366)	98,294	27,527
Income tax expense	13,707	510	24,082	7,845

Net earnings (loss)	$41,356	(4,876)	74,212	19,682

Basic earnings (loss) per common share	$0.84	(0.10)	1.49	0.38

Diluted earnings (loss) per common share	$0.83	(0.10)	1.48	0.38

Weighted average common shares outstanding	49,392,973	51,296,924	49,792,212	51,287,644
Dilutive effect of stock options and restricted stock	232,097	---	214,291	---

Adjusted weighted average common shares	49,625,070	51,296,924	50,006,503	51,287,644

Cash dividends declared per common share	$0.25	0.25	0.50	0.50

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)

	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Net earnings	$41,356	(4,876)	74,212	19,682
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities	419	(980)	(205)	(1,001)
Amortization of loss on derivative contract	117	117	233	233

Total comprehensive income	$41,892	(5,739)	74,240	18,914

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2012	2011

Operating activities:
Net earnings	$74,212	19,682
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	71,831	67,556
Provision (benefit) for deferred income taxes	(4,372)	(20,819)
Gain on asset dispositions, net	(2,671)	(11,175)
Goodwill impairment	---	30,932
Equity in earnings of unconsolidated companies, net of dividends	(4,031)	629
Compensation expense - stock-based	10,320	4,944
Excess tax benefits on stock options exercised	(95)	(124)
Changes in assets and liabilities, net:
Trade and other receivables	(20,707)	(15,008)
Marine operating supplies	(2,281)	(2,769)
Other current assets	(5,565)	(4,653)
Accounts payable	16,195	(1,751)
Accrued expenses	6,176	8,204
Accrued property and liability losses	(241)	(21)
Other current liabilities	1,134	7,272
Other liabilities and deferred credits	3,508	2,639
Other, net	2,846	1,644

Net cash provided by operating activities	146,259	87,182

Cash flows from investing activities:
Proceeds from sales of assets	9,977	23,392
Additions to properties and equipment	(189,826)	(155,058)
Other	(1,338)	1,224

Net cash used in investing activities	(181,187)	(130,442)

Cash flows from financing activities:
Principal payments on debt	(60,000)	(40,000)
Debt borrowings	---	165,000
Debt issuance costs	---	(234)
Proceeds from exercise of stock options	938	725
Cash dividends	(25,058)	(25,889)
Excess tax benefits on stock options exercised	95	124
Stock repurchases	(65,028)	---

Net cash (used in) provided by financing activities	(149,053)	99,726

Net change in cash and cash equivalents	(183,981)	56,466
Cash and cash equivalents at beginning of period	320,710	245,720

Cash and cash equivalents at end of period	$136,729	302,186

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,259	19,605
Income taxes	$27,075	24,444
Non-cash investing activities:
Additions to properties and equipment	$6,724	11,833

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	2,526,357
Total comprehensive income	---	---	74,212	28	74,240
Stock option activity	3	2,148	---	---	2,151
Cash dividends declared	---	---	(25,169)	---	(25,169)
Retirement of common stock	(140)	---	(64,888)	---	(65,028)
Amortization/cancellation of restricted stock units	---	3,867	---	---	3,867
Amortization/cancellation of restricted stock	(6)	3,865	---	---	3,859

Balance at September 30, 2012	$4,982	112,606	2,421,991	(19,302)	2,520,277

Balance at March 31, 2011	$5,188	90,204	2,436,736	(18,184)	2,513,944
Total comprehensive income	---	---	19,682	(768)	18,914
Issuance of restricted stock	2	---	---	---	2
Stock option activity	---	2,882	---	---	2,882
Cash dividends declared	---	---	(25,944)	---	(25,944)
Amortization/cancellation of restricted stock	---	2,762	---	---	2,762

Balance at September 30, 2011	$5,190	95,848	2,430,474	(18,952)	2,512,560

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

(2)    STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At September 30, 2012, the entire $200.0 million remains available to repurchase shares under the May 2012 share repurchase program.

In May 2011, the Board of Directors replaced its then existing July 2009 share repurchase program with a $200.0 million repurchase program that was in effect through June 30, 2012. The company was authorized to repurchase shares of its common stock in open-market or privately-negotiated transactions. The authorization of the May 2011 repurchase program ended on June 30, 2012, and the company utilized $100.0 million of the $200.0 million authorized.

The aggregate cost of common stock repurchased, along with number of shares repurchased, and average price paid per share is as follows:

	Quarter Ended September 30,			Six Months Ended September 30,
(In thousands, except share and per share data)	2012		2011	2012	2011

Aggregate cost of common stock repurchased	$	---	---	65,028	---
Shares of common stock repurchased		---	---	1,400,500	---
Average price paid per common share	$	---	---	46.43	---

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except dividend per share)	2012	2011	2012	2011

Dividends declared	$12,544	12,975	25,169	25,944
Dividend per share	0.25	0.25	0.50	0.50

(3)    INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters and the six-month periods ended September 30, is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Effective tax rate applicable to pre-tax earnings	24.9%	11.7%	24.5%	28.5%

The effective tax rate was lower during the six months ended September 30, 2012, as compared to the six months ended September 30, 2011, primarily because of the current expected mix of pre-tax earnings between the company’s United States (U.S.) and international businesses and an expectation for lower estimated operating margin in certain jurisdictions that tax on the basis of deemed profits. In addition, the 24.5% effective tax rate for the six months ended September 30, 2012 is lower than the U.S. statutory income tax rate of 35% primarily because the company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

The company’s balance sheet at September 30, 2012 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	September 30, 2012

Tax liabilities for uncertain tax positions	$15,970
Income tax payable	21,899

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at September 30, 2012, are as follows:

(In thousands)	September 30, 2012

Unrecognized tax benefit related to state tax issues	$8,736
Interest receivable on unrecognized tax benefit related to state tax issues	64

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

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4)    EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. This change did not affect benefits earned by participants prior to January 1, 2011. The active employees who participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes have provided the company with more predictable retirement plan costs and cash flows. By changing to a defined contribution plan and freezing the benefits accrued under the predecessor defined benefit plan, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan are reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit pension plan during the quarters and six-month periods ended September 30, 2012 and 2011, and does not expect to contribute to the plan during the remaining quarters of fiscal 2013.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (none of which is Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters and six-month periods ended September 30, 2012 and 2011.

As a result of the May 31, 2012 retirement of Dean E. Taylor, former President and Chief Executive Officer of Tidewater Inc., Mr. Taylor is expected to receive in December 2012 an estimated $12.6 million lump sum distribution in full settlement and discharge of his supplemental executive retirement plan benefit. A settlement loss, which is currently estimated to be $4.4 million, will be recorded at the time of distribution.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at September 30, 2012 and March 31, 2012:

(In thousands)	September 30, 2012	March 31, 2012

Investments held in Rabbi Trust	$16,904	17,366
Unrealized gains (losses) in fair value of trust assets	46	251
Unrealized gains (losses) in fair value of trust assets are net of income tax expense of	25	135
Obligations under the supplemental plan	32,063	30,633

The unrealized gains or losses in the fair value of the trust assets, net of income tax expense, are included in accumulated other comprehensive income (other stockholders’ equity). To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Pension Benefits:
Service cost	$273	219	546	438
Interest cost	1,072	1,103	2,144	2,206
Expected return on plan assets	(687)	(644)	(1,374)	(1,288)
Amortization of prior service cost	12	12	24	24
Recognized actuarial loss	448	440	896	880

Net periodic benefit cost	$1,118	1,130	2,236	2,260

Other Benefits:
Service cost	$119	139	238	278
Interest cost	309	345	618	690
Amortization of prior service cost	(508)	(508)	(1,016)	(1,016)
Recognized actuarial (gain) loss	---	(1)	---	(2)

Net periodic benefit cost	$(80)	(25)	(160)	(50)

(5)    INDEBTEDNESS

Revolving Credit and Term Loan Agreement

Borrowings under the company’s $575 million amended and restated revolving credit facility (“credit facility”), which includes a $125 million term loan (“term loan”) and a $450 million revolving line of credit (“revolver”) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 55%, and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s credit facility matures in January 2016.

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. In January 2012, the company elected to borrow the entire $125 million available under the term loan facility and used the proceeds to fund working capital and for general corporate purposes. Principal repayments on the term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013. Approximately $140 million of principal repayments due in the quarter ending September 30, 2013 are classified as long term debt in the accompanying balance sheet at September 30, 2012 because the company has the ability and intent to fund this with the revolver.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company has $125 million in term loan borrowings outstanding at September 30, 2012 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin on leverage), and the entire $450 million of the revolver was available for future financing needs, with no outstanding borrowings at September 30, 2012, or March 31, 2012 (Level 2 inputs as defined in the accounting guidance).

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings (Level 2 inputs as defined in the accounting guidance).

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at September 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	September 30, 2012	March 31, 2012

Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	8.1	8.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	181,716	166,916

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at September 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	September 30, 2012	March 31, 2012

Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	7.1	7.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	463,344	430,339

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2012 and March 31, 2012, is an after-tax loss of $3.1 million ($4.8 million pre-tax), and $3.3 million ($5.1 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at September 30, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	September 30, 2012	March 31, 2012

Aggregate debt outstanding	$175,000	235,000
Weighted average remaining life in years	1.2	1.4
Weighted average coupon rate on notes outstanding	4.47%	4.43%
Fair value of debt outstanding	180,332	240,585

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Interest and debt costs incurred, net of interest capitalized	$7,148	4,766	14,735	8,827
Interest costs capitalized	2,913	4,188	5,736	8,598

Total interest and debt costs	$10,061	8,954	20,471	17,425

(6)    EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters and the six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011

Net Income available to common shareholders (A)	$41,356	(4,876)	74,212	19,682
Weighted average outstanding shares of common stock, basic (B)	49,392,973	51,296,924	49,792,212	51,287,644
Dilutive effect of options and restricted stock awards and units	232,097	---	214,291	---

Weighted average common stock and equivalents (C)	49,625,070	51,296,924	50,006,503	51,287,644

Earnings per share, basic (A/B)	$0.84	(0.10)	1.49	0.38
Earnings per share, diluted (A/C)	$0.83	(0.10)	1.48	0.38

Additional information:
Antidilutive incremental options and restricted stock awards and units	54,694	281,129	51,864	298,328

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)    COMMITMENTS AND CONTINGENCIES

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of September 30, 2012:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 09/30/12	Remaining Balance 09/30/12

Vessels under construction:
Deepwater platform supply vessels	17	$541,596	188,160	353,436
Towing-supply/supply	4	75,072	13,811	61,261
Crewboats and other	7	72,692	41,760	30,936

Total vessels under construction	28	688,854	243,731	445,633

Vessels to be purchased:
Deepwater platform supply vessels	2	47,476	7,043	40,433

Total vessels to be purchased	2	47,476	7,043	40,433

Total vessel commitments	30	$736,840	250,774	485,066

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater vessels under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity, while the towing supply/supply vessels under construction have 7,100 brake horsepower (BHP). Scheduled delivery for the new-build vessels will begin in October 2012, with delivery of the final new-build vessel expected in January 2015.

Regarding the vessels to be purchased, the company took possession of both PSVs in October 2012. The first PSV has 3,500 DWTs of cargo capacity and the second PSV has 3,100 DWTs of cargo capacity. As of September 30, 2012, the company had invested $7.0 million to acquire these two vessels.

With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company is replacing its older fleet of vessels with fewer, larger and more efficient vessels, while also enhancing the size and capabilities of the company’s fleet. These efforts will continue, with the company anticipating that it will use its future operating cash flows, existing borrowing capacity and new borrowings or lease arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through September 30, 2012.

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered timely and in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company, and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk by minimizing pre-delivery payments and through other contract terms with the shipyard.

Two vessels under construction at a domestic shipyard have fallen substantially behind schedule. The shipyard notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, the company and the shipyard reached an agreement during the quarter ended September 30, 2012 which includes an increase in the contract price of each vessel, one or more change orders for each hull, among other modifications to the contract terms and the extension of the delivery dates of the two vessels by approximately seven and eight months, respectively.

Merchant Navy Officers Pension Fund

A subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $4.1 million and $6.7 million at September 30, 2012 and March 31, 2012, respectively, all of which has been accrued. No additional liabilities were recorded during the six months ended September 30, 2012, and $2.5 million of payments were made during the six months ended September 30, 2012. Payments totaling $2.0 million were made into the fund during the quarter ended September 30, 2011.

In the future, the fund’s Trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. The company objected to that decision and has reached an agreement with the Trustee to pay the total remaining assessments (aggregating to $4.1 million as of September 30, 2012) in installments through October 2014.

Sonatide Joint Venture

The company has previously disclosed that its existing Sonatide joint venture agreement with Sonangol had been extended to December 31, 2012 to allow ongoing joint venture restructuring negotiations to continue.

The company is continuing discussions with Sonangol to restructure the existing joint venture and overall commercial relationship, although important and fundamental issues in the parties’ efforts to restructure the existing relationship remain outstanding and unresolved. While the parties had several constructive meetings during the quarter ended September 30, 2012, the parties did not make significant progress during the quarter in resolving those issues. If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, the company will work toward an orderly wind up of the joint venture, and the company is preparing itself for that possibility. Based on prior conduct between the parties during this period of uncertainty, we believe that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas,

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be absorbed. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

Sonangol continues to express a willingness to consider some further contracting activity by the Sonatide joint venture. During the quarter ended September 30, 2012, the Sonatide joint venture entered into two short term contracts, both of which have now expired.

During the nine months ended September 30, 2012, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets. The net reduction in the number of vessels operating in its Angolan operations during this nine month period was not significant. The vessels that were redeployed outside its Angolan operations during the nine months ended September 30, 2012 were chartered at new day rates that were comparable to, or higher than their respective expiring contracts in Angola, in part because of generally improving markets for these vessels.

For the six months ended September 30, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $134.3 million, or 22%, of its consolidated vessel revenue, from an average of approximately 86 Tidewater-owned vessels that are marketed through the Sonatide joint venture (11 of which were stacked on average during the six months ended September 30, 2012), and, for the six months ended September 30, 2011, generated vessel revenues of approximately $127.8 million, or 25%, of consolidated vessel revenue, from an average of approximately 95 Tidewater-owned vessels (13 of which were stacked on average during the six months ended September 30, 2011). For the year ended March 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $254 million, or 24%, of its consolidated vessel revenue, from an average of approximately 93 Tidewater-owned vessels (14 of which were stacked on average in fiscal 2012), and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23%, of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of September 30, 2012 and March 31, 2012, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $50 million and $46 million, respectively.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $76.4 million as of September 30, 2012). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011,

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $73.4 million as of September 30, 2012) of the total fines sought by the Macae Customs Office. The full decision is subject to further administrative appellate review, and the company understands that this further full review by a secondary appellate board is ongoing. The company is contesting the decision with respect to the remaining 6.0 million Brazilian reais (approximately $3.0 million as of September 30, 2012) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing two vessels to start new charters in Brazil, the company filed two suits on August 22, 2011 and April 5, 2012, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of September 30, 2012, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Venezuelan Operations

The company has previously reported that in May 2009 the Venezuelan National Assembly enacted a law (the Reserve Law) whereby the Bolivarian Republic of Venezuela (Venezuela) reserved to itself assets and services related to maritime activities on Lake Maracaibo. In May 2009, Petróleos de Venezuela, S.A. (PDVSA), the Venezuelan national oil company, invoking the Reserve Law, took possession of (a) 11 of the company’s vessels that were then supporting PDVSA operations in the Lake Maracaibo region, (b) the company’s shore-based facility adjacent to Lake Maracaibo and (c) certain other related assets. In July 2009, Petrosucre, S.A. (Petrosucre), a subsidiary of PDVSA, took control of four additional company vessels. As a consequence of these measures, the company (i) no longer has possession or control of those assets, (ii) no longer operates them or provides support for their operations, and (iii) no longer has any other vessels or operations in Venezuela. The company recorded a $43.7 million charge in fiscal 2010 to account for the vessel seizures, net of insurance recoveries, and provides for accounts receivables due from PDVSA and Petrosucre.

As a result of these actions, the company filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal, appointed under the ICSID Convention to resolve the investment dispute, held its first session on procedural issues in Washington, D.C. The arbitration tribunal established a briefing and hearing schedule related to jurisdictional issues. The briefing and hearings on jurisdiction concluded on March 1, 2012. The company expects the arbitration tribunal to issue a written ruling on jurisdictional issues prior to the end of calendar 2012. To the extent that the arbitration tribunal finds a basis for jurisdiction over this dispute, the company intends to continue diligently to prosecute its claim in the arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

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

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8)    FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of September 30, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$7,976	7,976	---	---
Preferred stock	11	11	---	---
Foreign stock	620	620	---	---
American depository receipts	1,943	1,893	50	---
Preferred American depository receipts	9	9	---	---
Real estate investment trusts	90	90	---	---
Debt securities:
Government debt securities	2,833	1,069	1,764	---
Open ended mutual funds	2,649	2,649	---	---
Cash and cash equivalents	883	(40)	923	---

Total	$17,014	14,277	2,737	---
Other pending transactions	(110)	(110)	---	---

Total fair value of plan assets	$16,904	14,167	2,737	---

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Equity securities:
Common stock	$8,248	8,248	---	---
Preferred stock	12	12	---	---
Foreign stock	542	542	---	---
American depository receipts	2,166	2,108	58	---
Preferred American depository receipts	8	8
Real estate investment trusts	139	139	---	---
Debt securities:
Government debt securities	2,891	1,219	1,672	---
Open ended mutual funds	2,690	2,690	---	---
Cash and cash equivalents	922	401	521	---

Total	$17,618	15,367	2,251	---
Other pending transactions	(252)	(252)	---	---

Total fair value of plan assets	$17,366	15,115	2,251	---

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

The company had seven foreign exchange spot contracts outstanding at September 30, 2012 which totaled an aggregate notional value of $1.6 million. These seven spot contracts settled by October 2, 2012. The company had one foreign exchange spot contract outstanding at March 31, 2012, which totaled a notional value of $1.0 million. The one spot contract settled by April 2, 2012.

Forward Derivatives. Forward derivative financial instruments are generally longer-term in nature but generally do not exceed one year. The accounting for gains or losses on forward contracts is dependent on the nature of the risk being hedged and the effectiveness of the hedge. Forward contracts are valued using counterparty quotations, and we validate the information obtained from the counterparties in calculating the ultimate fair values using the market approach and obtaining broker quotations. As such, these derivative contracts are classified as Level 2.

At September 30, 2012, the company had four British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts have

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

expiration dates between March 20, 2013 and September 30, 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the six months ended September 30, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2012, the company had four British pound forward contracts outstanding, which were generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts expire at various times through March 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of September 30, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$77,439	77,439	---	---
Long-term British pound forward derivative contracts	4,571	---	4,571	---

Total fair value of assets	$82,010	77,439	4,571	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)

Cash equivalents	$288,446	288,446	---	---
Long-term British pound forward derivative contracts	7,042	---	7,042	---

Total fair value of assets	$295,488	288,446	7,042	---

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

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recoverable. Management estimates each stacked vessel’s fair value by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others, which are unobservable inputs. In certain situations we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the six-month periods ended September 30, 2012 and 2011, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except number of assets)	2012	2011	2012	2011

Amount of impairment incurred	$790	256	3,564	2,570
Combined fair value of assets incurring impairment	1,192	—	8,602	3,913

(9) OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at September 30, 2012 and March 31, 2012 is as follows:

(In thousands)	September 30, 2012	March 31, 2012

Recoverable insurance losses	$3,436	3,150
Deferred income tax assets	68,350	64,090
Deferred finance charges	5,935	6,797
Savings plans and supplemental plan	29,564	29,538
Noncurrent tax receivable	9,106	9,106
Other	3,963	5,173

	$120,354	117,854

A summary of accrued expenses at September 30, 2012 and March 31, 2012 is as follows:

(In thousands)	September 30, 2012	March 31, 2012

Payroll and related payables	$31,392	31,729
Commissions payable	15,390	14,309
Accrued vessel expenses	83,900	76,078
Accrued interest expense	8,085	8,095
Other accrued expenses	5,679	4,742

	$144,446	134,953

A summary of other current liabilities at September 30, 2012 and March 31, 2012 is as follows:

(In thousands)	September 30, 2012	March 31, 2012

Taxes payable	$24,608	23,791
Deferred credits - current	1,165	2,278
Dividend payable	267	156

	$26,040	26,225

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of other liabilities and deferred credits at September 30, 2012 and March 31, 2012 is as follows:

(In thousands)	September 30, 2012	March 31, 2012

Postretirement benefits liability	$27,946	27,809
Pension liabilities	43,150	40,875
Deferred gain on vessel sales	39,568	39,568
Other	19,755	20,303

	$130,419	128,555

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The guidance became effective for us on January 1, 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations, or cash flows.

(11)    SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The company follows the disclosure requirements of ASC 280, Segment Reporting. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We manage and measure our business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. These segments are reflective of how the company’s chief operating decision maker (CODM) reviews operating results for the purposes of allocating resources and assessing performance. The company’s CODM is its Chief Executive Officer.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and the six-month periods ended September 30, 2012 and 2011. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

		Quarter Ended		Six Months Ended
		September 30,		September 30,
(In thousands)		2012	2011	2012	2011

Revenues:
Vessel revenues:
Americas	$	82,316	81,892	159,966	162,569
Asia/Pacific		45,738	29,127	97,480	64,626
Middle East/N. Africa		32,051	24,810	64,501	50,867
Sub-Saharan Africa/Europe		149,717	112,583	277,969	223,665

		309,822	248,412	599,916	501,727
Other operating revenues		2,096	2,482	6,450	3,774

	$	311,918	250,894	606,366	505,501

Vessel operating profit:
Americas	$	9,506	9,530	19,698	21,384
Asia/Pacific		7,826	(4,776)	22,734	494
Middle East/N. Africa		6,280	(996)	12,562	(968)
Sub-Saharan Africa/Europe		44,330	21,631	71,426	43,855

		67,942	25,389	126,420	64,765
Corporate expenses		(12,484)	(9,361)	(22,951)	(18,882)
Goodwill impairment			(30,932)		(30,932)
Gain on asset dispositions, net		1,833	9,458	2,671	11,175
Other operating expense		(94)	(35)	544	(146)

Operating income (loss)	$	57,197	(5,481)	106,684	25,980

Foreign exchange gain (loss)		529	1,659	(1,222)	2,473
Equity in net earnings of unconsolidated companies		3,357	3,456	5,720	5,945
Interest income and other, net		1,128	766	1,847	1,956
Interest and other debt costs		(7,148)	(4,766)	(14,735)	(8,827)

Earnings (loss) before income taxes	$	55,063	(4,366)	98,294	27,527

Depreciation and amortization:
Americas	$	10,629	9,800	20,721	19,294
Asia/Pacific		4,833	5,039	9,946	10,153
Middle East/N. Africa		4,388	4,138	8,467	8,740
Sub-Saharan Africa/Europe		15,309	13,849	30,802	27,595
Corporate		888	981	1,895	1,774

	$	36,047	33,807	71,831	67,556

Additions to properties and equipment:
Americas	$	25,118	2,072	41,896	4,318
Asia/Pacific		5,071	277	5,165	857
Middle East/N. Africa		721	705	1,795	1,153
Sub-Saharan Africa/Europe		36,659	2,540	48,534	6,822
Corporate (A)		44,194	91,645	88,285	153,741

	$	111,763	97,239	185,675	166,891

(A)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at September 30, 2012 and March 31, 2012:

	September 30,	March 31,
(In thousands)	2012	2012

Total assets:
Americas	$1,023,442	1,031,962
Asia/Pacific	613,480	654,357
Middle East/North Africa	449,452	405,625
Sub-Saharan Africa/Europe	1,456,216	1,519,124

	3,542,590	3,611,068
Investments in, at equity, and advances to unconsolidated companies	50,108	46,077

	3,592,698	3,657,145
Corporate (A)	429,390	404,473

	$4,022,088	4,061,618

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At September 30, 2012 and March 31, 2012, $242.8 million and $249.4 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and the six-month periods ended September 30, 2012 and 2011:

		Quarter Ended				Six Months Ended
Revenue by vessel class		September 30,				September 30,
(In thousands)		2012	%	2011	%	2012	%	2011	%

Americas fleet:
Deepwater vessels	$	44,747	14%	36,639	15%	81,027	14%	73,044	15%
Towing-supply/supply		31,109	10%	36,648	15%	65,461	11%	72,334	14%
Other		6,460	2%	8,605	3%	13,478	2%	17,191	3%
Total	$	82,316	27%	81,892	33%	159,966	27%	162,569	32%
Asia/Pacific fleet:
Deepwater vessels	$	24,592	8%	12,264	5%	49,929	8%	28,193	6%
Towing-supply/supply		20,229	7%	15,870	6%	45,729	8%	34,314	7%
Other		917	<1%	993	<1%	1,822	<1%	2,119	<1%
Total	$	45,738	15%	29,127	12%	97,480	16%	64,626	13%
Middle East/N. Africa fleet:
Deepwater vessels	$	12,275	4%	11,782	5%	23,559	4%	22,533	4%
Towing-supply/supply		18,859	6%	11,616	5%	38,859	6%	25,090	5%
Other		917	<1%	1,412	1%	2,083	<1%	3,244	1%
Total	$	32,051	10%	24,810	10%	64,501	10%	50,867	10%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$	67,696	22%	45,605	18%	130,311	22%	84,111	17%
Towing-supply/supply		63,548	20%	48,698	20%	112,560	20%	101,324	20%
Other		18,473	6%	18,280	7%	35,098	6%	38,230	8%
Total	$	149,717	48%	112,583	45%	277,969	47%	223,665	45%
Worldwide fleet:
Deepwater vessels	$	149,310	48%	106,290	43%	284,826	47%	207,881	41%
Towing-supply/supply		133,745	43%	112,832	45%	262,609	44%	233,062	46%
Other		26,767	9%	29,290	12%	52,481	9%	60,784	12%
Total	$	309,822	100%	248,412	100%	599,916	100%	501,727	100%

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)    GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

During fiscal 2012, the company changed its reportable segments during the quarter ended September 30, 2011 from International and United States to Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The company performed an interim goodwill impairment assessment prior to changing its reportable segments and determined there was no goodwill impairment.

Goodwill of approximately $49.4 million historically assigned to the United States segment was assigned to the Americas segment. Goodwill of approximately $279.4 million historically assigned to the International segment was allocated among the new reportable segments based on their relative fair values.

The company also performed an interim goodwill impairment assessment on the new reporting units using September 30, 2011 carrying values as prescribed in ASC 350, Intangibles-Goodwill and Other (ASC 350) and determined on the basis of the step one of the goodwill impairment test that the carrying value of its Middle East/North Africa unit exceeded its fair value thus triggering the second step of the goodwill analysis as then prescribed by ASC 350. An estimated goodwill impairment charge of $30.9 million was recorded during the quarter ended September 30, 2011. Step two of the assessment was completed during the quarter ended December 31, 2011 and there was no further adjustment to goodwill.

Goodwill by reportable segment at September 30, 2012 and at March 31, 2012 is as follows:

	September 30,	March 31,
(In thousands)	2012	2012

Americas	$114,237	114,237
Asia/Pacific	56,283	56,283
Middle East/N. Africa	---	---
Sub-Saharan Africa/Europe	127,302	127,302

	$297,822	297,822

(13)    SUBSEQUENT EVENTS

During October 2012, the company elected to repurchase, for a total $8.4 million, a platform supply vessel that it had sold and leased back during fiscal 2006. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis in Item 2 of this report for a discussion on the company’s sale/leaseback vessels.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2012, and the related condensed consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Pubic Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 6, 2012

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

About Tidewater

We provide offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater manages and measures its business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe, and has one of the broadest global operating footprints in the offshore energy industry. We operate vessels in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At September 30, 2012, the company had 333 vessels (of which 10 were owned by joint ventures, 61 were stacked and two were withdrawn from service) available to serve the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides offshore vessel services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying.

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

The company is continuing discussions with Sonangol to restructure the existing joint venture and overall commercial relationship, although important and fundamental issues in the parties’ efforts to restructure the existing relationship remain outstanding and unresolved. While the parties had several constructive meetings during the quarter ended September 30, 2012, the parties did not make significant progress during the quarter in resolving those issues. If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, the company will work toward an orderly wind up of the joint venture, and the company is preparing itself for that possibility. Based on prior conduct between the parties during this period of uncertainty, we believe that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be absorbed. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

Sonangol continues to express a willingness to consider some further contracting activity by the Sonatide joint venture. During the quarter ended September 30, 2012, the Sonatide joint venture entered into two short term contracts, both of which have now expired.

During the nine months ended September 30, 2012, the company redeployed seven vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets. The net reduction in the number of vessels operating in its Angolan operations during this nine month period was not significant. The vessels that were redeployed outside its Angolan operations during the nine months ended September 30, 2012 were chartered at new day rates that were comparable to, or higher than their respective expiring contracts in Angola, in part because of generally improving markets for these vessels.

For the six months ended September 30, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $134.3 million, or 22% of its consolidated vessel revenue, from an average of approximately 86 Tidewater-owned vessels that are marketed through the Sonatide joint venture (11 of which were stacked on average during the six months ended September 30, 2012), and, for the six months ended September 30, 2011, generated vessel revenues of approximately $127.8 million, or 25% of consolidated vessel revenue, from an average of approximately 95 Tidewater-owned vessels (13 of which were stacked on average during the six months ended September 30, 2011). For the year ended March 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $254 million, or 24% of its consolidated vessel revenue, from an average of approximately 93 Tidewater-owned vessels (14 of which were stacked on average in fiscal 2012), and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23% of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of September 30, 2012 and March 31, 2012, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $50 million and $46 million, respectively.

International Labour Organization’s Maritime Labour Convention

The International Labour Organization’s Maritime Labour Convention, 2006 (the “Convention”) seeks to mandate globally, among other things, seafarer working conditions, ship accommodations, wages, conditions of employment, health and other benefits for all ships (and the seafarers on those ships) that are engaged in commercial activities. This Convention has now exceeded the requisite 30 countries needed for ratification.

The 32 countries that have ratified are: Antigua and Barbuda, Australia, the Bahamas, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Gabon, Kiribati, Latvia, Liberia, Luxembourg, Marshall Islands, Marocco, Netherlands, Norway, Palau, Panama, Philippines, Poland, Russian Federation, Saint Kitts and Nevis, St. Vincent and the Grenadines, Singapore, Spain, Sweden, Switzerland, Togo and Tuvalu. Notably, although Gabon has submitted instruments of ratification, its registration for Member state social protection benefits is still pending. The aforementioned 32 countries represent more than 50% of the world’s vessel tonnage, and, as such the requisites for ratification were met in August of 2012 for this Convention to become law in August 2013 in those ratifying countries. Because the company maintains that this Convention is unnecessary in light of existing international labor laws that offer substantial equivalency to the labor provisions of the Convention, the company continues to work with flag state and industry representatives to object to further ratifications of this Convention. The company continues to assess its global seafarer labor relationships and to review its fleet operational practices in light of the Convention requirements. Where the Convention will apply, the company and its customers’ operations may be negatively affected by future compliance costs which cannot be reasonably estimated at this time.

Macroeconomic Environment and Outlook

The primary driver of our business (and revenues), is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to contract drilling rigs and offshore service vessels in the various international markets or the U.S. GOM, with the various international markets being largely driven by supply and demand for crude oil, and the U.S. GOM being influenced both by the supply and demand for natural gas (primarily in regards to shallow water activity) and the supply and demand for crude oil (primarily in regards to deepwater activity).

Crude oil prices trended upward during the quarter ended September 30, 2012 because of renewed optimism that governmental economic stimulus plans that were initiated during the quarter in the U.S., the Euro-Zone and in China will provide the stimulation needed to lead to stronger economic growth globally (which, in turn, should increase demand for crude oil) and because of geopolitical tensions in the Middle East that have renewed concerns over potential oil shortages due to supply disruption if the tensions escalate. However, by the end of the September 2012 quarter, crude oil price volatility emerged as renewed concerns regarding prolonged levels of relatively high unemployment in the U.S. and other advanced economies, along with a worsening financial uncertainty in certain Euro-zone countries (despite reduced debt burdens in ailing European countries resulting from the sovereign debt purchases by the European Central Bank), and inflation risks in emerging economies creating market concerns that global demand for crude oil in the near term will soften. In addition, the Organization of Petroleum Exporting Companies (OPEC), expressed at its meeting held in June 2012 that it will strive to meet consumer demand, stabilize the crude oil market, and ensure a balanced global supply of crude oil by responding quickly to market developments as the long-term demand for crude oil is expected to grow. Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will continue to be correlated with demand for, and the price of, crude oil, which in mid-October 2012, was trading around $91 per barrel for West Texas Intermediate (WTI) crude and around $114 per barrel for Intercontinental Exchange (ICE) Brent, up from $87 per barrel for WTI and $103 for ICE in mid-July 2012. High crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels. Conversely, downward pricing trends result in lower E&P expenditures by our customers, and accordingly, lower demand for the company’s vessels.

Natural gas prices continue to be relatively weak due to the rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) exporting facilities around the world, which have contributed to an oversupplied natural gas market. The price of natural gas continued to trend higher during the quarter ended September 30, 2012 as the supply and demand balance for natural gas tightened due to increased demand for natural gas as a result of the industrial sector switching from coal to gas. In addition, some production shut-ins of natural gas dry wells occurred, but to date such shut-ins have not yet had a significant impact on natural gas pricing, in part because a considerable amount of natural gas is being derived as a byproduct of drilling crude oil and natural gas liquids-oriented wells in liquid rich basins onshore, which is contributing to an oversupplied market. As of mid-October 2012, natural gas was trading in the U.S. in the $3.40 to $3.60 per Mcf range which is up from the $2.85 to $2.95 range in mid-July 2012. Oversupplied natural gas inventories in the U.S. exert downward pricing pressures on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High onshore gas production along with a prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would suppress demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is the more prevalent exploitable hydrocarbon resource).

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and deepwater activity has also been a source of growth for the company. Deepwater activity in non-U.S. markets did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and lower shipyard construction and financing costs. Reports published by IHS-Petrodata in mid-October 2012 indicate that the worldwide movable offshore drilling rig count (currently estimated at approximately 862, approximately 45% of which are designed to operate in deeper waters), will increase as approximately 200 new-build offshore rigs that are currently on order and under construction, most of which will be delivered within the next three years. Of the estimated 862 movable offshore rigs worldwide, approximately 630 are currently working. It is further estimated that approximately 54% of the new-build rigs are being built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years to nearly 50% of the market. Investment is also being made in the floating production unit market, with approximately 72 new floating production units currently under construction and expected to be delivered primarily over the next three years to supplement the current approximately 354 floating production units worldwide.

According to IHS-Petrodata, the global offshore supply vessel market in mid-October 2012 had 439 new-build offshore support vessels (platform supply vessels and anchor handlers only) under construction, most of which are expected to be delivered to the worldwide offshore vessel market within the next two and one half years. The current worldwide fleet of these classes of vessels is estimated at 2,808 vessels, of which Tidewater estimates more than 10% are stacked.

An increase in worldwide vessel capacity without a corresponding increase in vessel demand would tend to have the effect of lowering charter rates. The effects of vessel oversupply are particularly acute when reduced market prices for oil lead to lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels including over 700 vessels, or approximately 26%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, up to fifty percent of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2013 Second Quarter Business Highlights

During the first half of fiscal 2013, the company continued its focus on maintaining its competitive advantages and its market share in international markets where it operates, and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older, or traditional vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled downtime, and maintaining disciplined cost control.

At September 30, 2012, the company had 321 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 12.9 years. The average age of 222 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new-build and acquisition program is 5.6 years. The remaining 99 vessels have an average age of 29.4 years. During the six months ended September 30, 2012 and 2011, the company’s newer vessels generated $547.9 million and $422.1 million, respectively, of revenue and accounted for 97%, or $248.2 million, and 91%, or $171.5 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs associated with the company’s new vessels exclude depreciation of $61.3 million and $53.0 million, respectively, during the same comparative periods.

The company’s consolidated net earnings for the first half of fiscal 2013 increased 277%, or $54.5 million, as compared to the same period in fiscal 2012, primarily due to an approximate 20% increase in total revenues, which was partially offset by a 9%, or $29.3 million, increase in vessel operating costs, and a $16.2 million, or 207%, increase in income tax expense as a result of incurring higher earnings before taxes during the comparative periods as disclosed in Note (3) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. In addition, a $30.9 million non-cash goodwill impairment ($22.1 million after-tax, or $0.43 per share) was recorded during the second quarter of fiscal year 2012 on the company’s Middle East/North Africa segment as disclosed in Note (12) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The company recorded $606.4 million in revenues during the first half of fiscal 2013, which is an increase of $100.9 million over the revenue earned during the same period of fiscal 2012, due to a 17% increase in our total average day rates and an approximate seven percentage point increase in total vessel utilization. Increases in average day rates is attributable to higher demand for our vessels as a result of increased E&P activity by our customers due to upward trending oil prices as well as the operation of newer, more sophisticated vessels.

Vessel revenues generated by the company’s Americas segment decreased 2%, or $2.6 million, during the first half of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, primarily due to a $6.9 million and $3.7 million decrease in revenues earned on the towing supply/supply and other classes of vessels, respectively. These decreases in revenue were partially offset by an $8.0 million increase in revenue generated by the deepwater vessels during the same comparable periods. Americas-based vessel operating costs decreased a modest 1%, or $0.9 million, during the first half of fiscal 2013 as compared to the same period in fiscal 2012.

Vessel revenues generated by our Asia/Pacific segment increased 51%, or $32.9 million, during the first six months of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, due to a 22 percentage point increase in utilization rates and a 73% increase in average day rates on the deepwater vessels (providing a $21.7 million increase in deepwater vessel revenues) along with a 10% increase in average day rates on the towing supply/supply vessels (which provided an $11.4 million increase in revenue on this class). Vessel operating costs for the Asia/Pacific segment increased 21%, or $9.8 million, during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment increased 27%, or $13.6 million, during the first six months of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, primarily due to a 20 percentage point increase in utilization rates and a 22% increase in the average day rates on the towing supply/supply vessels operating in this segment. During the first half of fiscal 2013, vessel operating costs for the Middle East/North Africa segment decreased 4%, or $1.4 million, as compared to the same period in fiscal year 2012.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment increased 24%, or $54.3 million, during the first six months of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, primarily due to a $46.2 million increase in deepwater vessel revenue as a result of a 17% increase in average day rates and an increase in the number of deepwater vessels operating in this segment resulting from the addition of new vessels and vessels mobilizing into this segment. Also included in the fiscal 2013 second quarter revenues are retroactive rate increases (retroactive to January 1, 2012) on certain vessel charter agreements for which the company recognized a total of $7.4 million of revenues related to services provided during the six-months ended June 30, 2012. Revenue on the towing supply/supply class of vessel contributed $11.2 million to the increase of revenue during the same comparative periods due to a 12% increase in average day rates. Vessel operating costs for the Sub-Saharan Africa/Europe segment increased 17%, or $21.8 million, during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results Of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and the six-month periods ended September 30, 2012 and 2011 and for the quarter ended June 30, 2012:

										Quarter
		Quarter Ended				Six Months Ended				Ended
		September 30,				September 30,				June 30,
(In thousands)		2012	%	2011	%	2012	%	2011	%	2012	%

Vessel revenues:
Americas	$	82,316	27%	81,892	33%	159,966	27%	162,569	32%	77,650	27%
Asia/Pacific		45,738	15%	29,127	12%	97,480	16%	64,626	13%	51,742	18%
Middle East/N. Africa		32,051	10%	24,810	10%	64,501	11%	50,867	10%	32,450	11%
Sub-Saharan Africa/Europe		149,717	48%	112,583	45%	277,969	46%	223,665	45%	128,252	44%

	$	309,822	100%	248,412	100%	599,916	100%	501,727	100%	290,094	100%

Vessel operating costs:
Crew costs	$	90,811	29%	78,364	31%	178,115	30%	159,488	32%	87,304	30%
Repair and maintenance		32,754	11%	27,149	11%	59,978	10%	49,209	10%	27,224	9%
Insurance and loss reserves		3,810	1%	5,374	2%	9,161	2%	10,671	2%	5,351	2%
Fuel, lube and supplies		19,269	6%	21,394	9%	37,012	6%	37,761	7%	17,743	6%
Vessel operating leases		4,403	1%	4,491	2%	8,895	1%	8,983	2%	4,492	2%
Other		26,008	9%	24,518	10%	49,722	8%	47,480	9%	23,714	8%

	$	177,055	57%	161,290	65%	342,883	57%	313,592	62%	165,828	57%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities for the quarters and the six-month periods ended September 30, 2012 and 2011 and for the quarter ended June 30, 2012:

					Quarter
	Quarter Ended		Six Months Ended		Ended
	September 30,		September 30,		June 30,
(In thousands)	2012	2011	2012	2011	2012

Other operating revenues	$2,096	2,482	6,450	3,774	4,354
Costs of other operating revenues	1,585	2,031	5,108	3,262	3,523

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and the six-month periods ended September 30, 2012 and 2011 and for the quarter ended June 30, 2012.

										Quarter
		Quarter Ended				Six Months Ended				Ended
		September 30,				September 30,				June 30,
(In thousands)		2012	%	2011	%	2012	%	2011	%	2012	%

Vessel operating costs:
Americas:
Crew costs	$	29,610	36%	28,766	35%	57,357	36%	58,616	36%	27,747	36%
Repair and maintenance		10,725	13%	9,069	11%	18,837	12%	17,337	11%	8,112	10%
Insurance and loss reserves		761	1%	2,042	2%	2,189	1%	3,320	2%	1,428	2%
Fuel, lube and supplies		5,108	6%	5,388	7%	10,320	6%	9,174	6%	5,212	7%
Vessel operating leases		822	1%	910	1%	1,733	1%	1,821	1%	911	1%
Other		6,008	7%	5,925	7%	9,551	6%	10,574	7%	3,543	5%

		53,034	64%	52,100	63%	99,987	62%	100,842	63%	46,953	60%
Asia/Pacific:
Crew costs	$	19,793	43%	12,502	43%	38,322	39%	26,320	41%	18,529	36%
Repair and maintenance		3,019	7%	4,150	14%	5,627	6%	6,079	9%	2,608	5%
Insurance and loss reserves		425	1%	609	2%	527	1%	1,229	2%	102	<1%
Fuel, lube and supplies		3,274	7%	4,844	17%	6,447	7%	7,588	12%	3,173	6%
Other		2,289	5%	2,432	8%	4,743	5%	4,668	7%	2,454	5%

		28,800	63%	24,537	84%	55,666	58%	45,884	71%	26,866	52%
Middle East/N. Africa:
Crew costs	$	9,241	29%	8,024	32%	18,901	29%	16,179	32%	9,660	30%
Repair and maintenance		2,911	9%	4,657	19%	5,470	8%	7,196	14%	2,559	8%
Insurance and loss reserves		625	2%	725	3%	1,531	2%	2,034	4%	906	3%
Fuel, lube and supplies		2,925	9%	2,925	12%	5,027	8%	7,208	14%	2,102	6%
Vessel operating leases		507	2%	506	2%	1,013	2%	872	2%	506	2%
Other		1,690	5%	2,182	9%	4,522	7%	4,396	9%	2,832	9%

		17,899	56%	19,019	77%	36,464	56%	37,885	75%	18,565	57%
Sub-Saharan Africa/Europe:
Crew costs	$	32,167	21%	29,072	26%	63,535	23%	58,373	26%	31,368	24%
Repair and maintenance		16,099	11%	9,273	8%	30,044	11%	18,597	8%	13,945	11%
Insurance and loss reserves		1,999	1%	1,998	2%	4,914	2%	4,088	2%	2,915	2%
Fuel, lube and supplies		7,962	5%	8,237	7%	15,218	5%	13,791	6%	7,256	6%
Vessel operating leases		3,074	2%	3,075	3%	6,149	2%	6,290	3%	3,075	2%
Other		16,021	11%	13,979	12%	30,906	11%	27,842	12%	14,885	12%

		77,322	51%	65,634	58%	150,766	54%	128,981	57%	73,444	57%

Total operating costs	$	177,055	57%	161,290	64%	342,883	57%	313,592	62%	165,828	57%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the six-month periods ended September 30, 2012 and 2011 and for the quarter ended June 30, 2012.

														Quarter
		Quarter Ended						Six Months Ended						Ended
		September 30,						September 30,						June 30,
(In thousands)		2012	%		2011	%		2012	%		2011	%		2012	%

Vessel operating profit:
Americas	$	9,506	3%		9,530	4%		19,698	3%		21,384	4%		10,192	3%
Asia/Pacific		7,826	3%		(4,776)	(2%	)	22,734	4%		494	<1%		14,908	5%
Middle East/N. Africa		6,280	2%		(996)	(<1%	)	12,562	2%		(968)	(<1%	)	6,282	2%
Sub-Saharan Africa/Europe		44,330	14%		21,631	9%		71,426	12%		43,855	9%		27,096	9%

		67,942	22%		25,389	10%		126,420	21%		64,765	13%		58,478	20%
Corporate expenses		(12,484)	(4%	)	(9,361)	(4%	)	(22,951)	(4%	)	(18,882)	(4%	)	(10,467)	(4%)
Goodwill impairment		---	---		(30,932)	(12%	)	---	---		(30,932)	(6%	)	---	---
Gain on asset dispositions, net		1,833	1%		9,458	4%		2,671	<1%		11,175	2%		838	<1%
Other operating expenses		(94)	<1%		(35)	(<1%	)	544	<1%		(146)	(<1%	)	638	<1%

Operating income (loss)		57,197	18%		(5,481)	(2%	)	106,684	17%		25,980	5%		49,487	17%

Foreign exchange gain (loss)		529	<1%		1,659	1%		(1,222)	(<1%	)	2,473	<1%		(1,751)	(<1%)
Equity in net earnings of unconsolidated companies		3,357	1%		3,456	1%		5,720	1%		5,945	1%		2,363	1%
Interest income and other, net		1,128	<1%		766	<1%		1,847	<1%		1,956	<1%		719	<1%
Interest and other debt costs		(7,148)	(2%	)	(4,766)	(2%	)	(14,735)	(2%	)	(8,827)	(2%	)	(7,587)	(3%)

Earnings (loss) before income taxes	$	55,063	18%		(4,366)	(2%	)	98,294	16%		27,527	5%		43,231	15%

Americas Segment Operations. Americas-based vessel revenues, during the second quarter of fiscal 2013 were comparable to the second quarter of fiscal 2012. Although Americas-based vessel revenue was comparable during this period, increases in revenues generated by the deepwater vessels were almost offset by lower revenues generated by the towing supply/supply and other vessel classes. Revenues earned on the deepwater vessels increased $8.1 million, or 22%, due to an increased number of vessels operating in this segment as a result of newly-delivered vessels added to the segment and because vessels transferred into the Americas segment from other segments. In addition, average day rates on the deepwater vessels increased 14% during the same comparative periods. Revenue on the towing supply/supply vessels decreased 15%, or $5.5 million, during the same comparative periods, primarily due to 5% lower average day rates and to less vessels operating in the segment due to vessel sales, while the other class of vessels incurred a 25%, or $2.1 million, reduction in revenue, during the same comparative periods, due primarily to a 5% decrease in average day rates on this class of vessel in the segment.

Americas-based vessel revenues during the six-month period ended September 30, 2012, decreased 2%, or $2.6 million, as compared to the six-month period ended September 30, 2011, primarily due to a decrease in revenue on the towing supply/supply vessels and the other vessels. Revenue on the towing supply/supply vessels decreased 10%, or $6.9 million, due to a 2% decrease in average day rates and to a fewer number of towing supply/supply vessels operating in this segment. Revenue on the other vessel class decreased $3.7 million, or 22%, due to a 3% decrease in average day rates and to a fewer number of other vessels operating in this segment due to vessel sales. Increases in deepwater vessel revenue partially offset declines in revenue incurred by the towing supply/supply and other vessels operating in this segment. Deepwater vessel revenue increased 11%, or $8.0 million, during the six-month period ended September 30, 2012 as compared to the same period during fiscal 2012, due to a 6% increase in average day rates and due to an increased number of newly delivered vessels operating in this segment and because vessels transferred into the Americas segment from other segments.

Total utilization rates for the Americas-based vessels increased 5 percentage points, during the first half of fiscal 2013 as compared to the first half in fiscal 2012; however, this increase is primarily a result of the sale of 25 older, stacked vessels from the Americas fleet during the eighteen month period ended September 30, 2012. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. As such, stacked vessels depressed utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Within the Americas segment, the company continued to stack, and in some cases dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 21 Americas-based stacked vessels. During the first six months of fiscal 2013, the company stacked five additional vessels, sold one vessel from the previously stacked vessel fleet and put one previously stacked vessel back to work resulting in a total of 24 stacked Americas-based vessels as of September 30, 2012.

Operating profit for the Americas-based vessels during the second quarter of fiscal 2013 was comparable to the second quarter of fiscal 2012. Vessel operating profit decreased 8%, or $1.7 million, during the six month period ended September 30, 2012 as compared to the six-month period ended September 30, 2011, due to lower revenues, higher depreciation expense and lower general and administrative expense. General and administrative expenses, during the first six months of fiscal 2013 decreased 7%, or $1.5 million, as compared to the same period in fiscal 2012, due to lower administrative payroll and benefits, professional services and office and property costs during the current period. Depreciation expense increased 7%, or $1.4 million, during the first six months of fiscal 2013 as compared to the same period in fiscal 2012, due to an increased number of vessels operating in this segment as discussed above. Vessel operating costs during the quarters and six-month periods ended September 30, 2012 were comparable to the vessel operating costs incurred during the same periods in fiscal 2012.

Americas-based vessel revenues increased 6%, or $4.7 million, during the second quarter of fiscal 2013 as compared to the first quarter of fiscal 2013, primarily due to a 23%, or $8.5 million, increase in deepwater vessel revenue due to the addition of one new vessel, because four vessels transferred into the Americas segment from other segments, and due to a 10% increase in average day rates. Deepwater vessel revenues were partially offset by a 9%, or $3.2 million, decrease in revenue on the towing supply/supply vessels, during the same comparative periods, due to a five percentage point decrease in utilization rates.

Operating profit for the Americas-based vessels decreased 7%, or $0.7 million, during the second quarter of fiscal 2013 as compared to the first quarter of fiscal 2013, due to 13%, or $6.1 million, higher vessel operating costs (primarily crew costs, repair and maintenance costs, and other vessel costs) and higher depreciation expense. Higher revenues and lower general and administrative expenses partially offset increases in vessel operating costs and higher depreciation expense.

Crew costs increased 7%, or $1.9 million, during the second quarter of fiscal 2013 as compared to the first quarter of fiscal 2013, due to crew wage increases as well as the addition of deepwater vessels operating in the segment. Crew wage pressures in the U.S. GOM have resulted from a shortage of qualified crew personnel for the company’s large, deepwater vessels which require highly skilled and licensed personnel. Crew availability in the U.S. offshore vessel market has, in part, been impacted by drilling operators trying to staff newer generation drilling platforms and drillships, most of which have dynamic positioning (DP) capabilities, with former vessel crew personnel that have DP licenses. This required vessel owning companies, such as ours, to increase crew wages to retain and attract qualified personnel effective June 1 2012. There has also been an increase in the number of deepwater vessels operating in the area as a result of vessels being transferred in from other segments and the addition of a newly delivered vessel. Repair and maintenance costs increased $2.6 million, or 32%, during the same comparative periods, due to a greater number of drydockings being performed during the current period. Depreciation expense increased 5%, or $0.5 million, during the second quarter of fiscal 2013 as compared to the first quarter of fiscal 2013, due to a greater number of vessels operating in this segment. General and administrative expenses decreased12%, or $1.3 million, during the second quarter of fiscal 2013 as compared to the first quarter of fiscal 2013, primarily due to decreases in administrative benefits and other administrative personnel related costs.

Asia/Pacific Segment Operations. Asia/Pacific-based vessel revenues increased 57% and 51%, or $16.6 million and $32.9 million, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, respectively, primarily due to higher revenues earned on the deepwater vessels. Deepwater vessel revenue increased a respective $12.3 million and $21.7 million, or 101% and 77%, during the same comparative periods, respectively, due to a 104% and 73% increase in average day rates and a 22 percentage points increase in utilization rates, respectively, as vessels were put to work following the resolution of delays on certain customer projects. Also, revenue on the towing supply/supply vessels increased $4.4 million and $11.4 million, or 27% and 33%, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, respectively, due to a 16 and 14 percentage points increase in utilization rates, respectively, and 6% and 10% higher average day rates, respectively, a result of stronger demand for this class of vessel in this segment.

Within the Asia/Pacific segment, the company continued dispose of vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 16 Asia/Pacific-based stacked vessels. During the first six months of fiscal 2013, the company stacked no additional vessels and sold four vessels from the previously stacked vessel fleet, resulting in a total of 12 stacked Asia/Pacific-based vessels as of September 30, 2012.

Asia/Pacific-based vessel operating profit increased $12.6 million, or 264%, and $22.2 million, or 4,502%, during the quarter and six-month period ended September 30, 2012 as compared to same periods in fiscal 2012, respectively, due to higher revenues which were partially offset by $4.3 million and $9.8 million, or 17% and 21%, respectively, increase in vessel operating costs (primarily crew costs) during the same comparative periods. Crew costs increased 58% and 46%, or $7.3 million and $12.0 million, respectively, during the quarter and six-month period ended September 2012 as compared to the same periods during fiscal 2012, due to increases in crew personnel operating in Australia due to an increased number of vessels operating in that area after delays on certain customer projects ended. Also, general and administrative expenses increased 13%, or $1.0 million, during the six months ended September 30, 2012 as compared to the same period in fiscal 2012, due to pay increases for administrative personnel.

Asia/Pacific-based vessel revenues decreased 12%, or $6.0 million, during the quarter ended September 30, 2012 as compared to the quarter ended June 30, 2012, primarily due to the departure of a towing supply/supply vessel from the segment and an 11% decrease in average day rates on the towing supply/supply vessels, which together resulted in a 21%, or $5.3 million, decline in revenue. Additionally, two deepwater vessels were transferred to other operating segments during the current period which caused a 3%, or $0.7 million, decrease in revenue on the deepwater vessels during the quarter ended September 30, 2012 as compared to the quarter ended June 30, 2012.

Operating profit for the Asia/Pacific-based vessels decreased 48%, or $7.1 million, during the quarter ended September 30, 2012 as compared to the quarter ended June 30, 2012, primarily due to lower revenues and 7%, or $1.9 million, higher vessel operating costs (primarily crew costs). Crew costs increased 7%, or $1.3 million, during the same comparative periods, primarily due to increases in crew costs resulting from the accrual of bonuses related to the completion of a project in Australia.

Middle East/North Africa Segment Operations. Middle East/North Africa-based vessel revenues increased 29% and 27%, or $7.2 million and $13.6 million, respectively, during the quarter and the six-month period ended September 30, 2012 as compared to the quarter and the six-month period ended September 30, 2011, respectively. These increases are primarily attributable to increases in revenues from the towing supply/supply vessels of 62% and 55%, or $7.2 million and $13.8 million, respectively, during the same comparative periods, respectively, due to 22 and 20 percentage point increases in utilization rates and a 16% and 22% increase in average day rates, respectively, resulting from the resolution of delays in the acceptance of and cancellations of other vessels as part of a multi-vessel package committed to charter hire contracts with one customer in the Middle East.

At the beginning of fiscal 2013, the company had seven Middle East/North Africa-based stacked vessels, and during the first six months of fiscal 2013, the company did not add to or sell vessels from the previously stacked vessel fleet, resulting in a total of seven stacked Middle East/North Africa-based vessels as of September 30, 2012.

Middle East/North Africa-based vessel operating profit increased $7.3 million and $13.5 million, or 730% and 1,398%, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, due to higher revenues, $1.1 million and $1.4 million, or 6% and 4%, respectively, lower vessel operating costs, respectively (primarily repairs and maintenance costs during the quarters ended September 30 comparative periods, and primarily repairs and maintenance costs and fuel, lube and supplies costs partially offset by higher crew costs during the comparative six-month periods ended September 30), partially offset by higher general and administrative expenses.

Repairs and maintenance costs decreased by 37% and 24%, or $1.7 million, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, due to fewer drydockings being performed during the current periods.

Fuel, lube and supplies costs decreased by $2.2 million, or 30%, during the six-month period ended September 30, 2012 as compared to the same period in fiscal year 2012, due to a higher number of vessels mobilizing into the segment during the first six months of fiscal 2012 than in the current six-month period. Crew costs increased $2.7 million, or 17%, during the six-month period ended September 30, 2012 as compared to the same period during fiscal 2012, due to an increase in crew personnel assigned to this segment related to the addition of vessels as a result of the scaling up of operations in this segment related to a multi-vessel package committed to charter hire contracts with one customer.

General and administrative expenses increased 32% and 35%, or $0.8 million and $1.8 million, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, due to an increase in administrative payroll and benefit costs (resulting from an increase in the number of administrative personnel operating in the segment), office and property costs, as well as, travel expenses.

Middle East/North Africa-based vessel revenues and operating profit during the second quarter of fiscal 2013 were comparable to the first quarter of fiscal 2013.

Sub-Saharan Africa/Europe Segment Operations. Sub-Saharan Africa/Europe-based vessel revenues increased 33% and 24%, or $37.1 million and $54.3 million, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, respectively. The deepwater vessels generated 48% and 55%, or $22.1 million and $46.2 million, respectively, of the revenue increases. In addition, revenues attributable to towing supply/supply vessels increased by 30% and 11%, or $14.9 million and $11.2 million, respectively, during these same comparable periods, respectively, due to a 19% and 11% increase in average day rates, respectively. Revenues on the deepwater vessels and towing supply/supply vessels increased during the same comparative periods, due to an increase in the number of deepwater and towing supply/supply vessels operating in this segment as a result of new vessel deliveries and the transfer of vessels into this segment. Also included in fiscal 2013 second quarter revenues are retroactive rate increases (retroactive to January 1, 2012) on certain vessel charter agreements for which the company recognized a total of $7.4 million of revenues related to services provided during the six-months ended June 30, 2012.

Total utilization rates for the Sub-Saharan Africa/Europe-based vessels increased 4 percentage points during the first half of fiscal 2013 as compared to the first half in fiscal 2012; however, this increase is a result of the sale of 19 older, stacked vessels from the Sub-Saharan Africa/Europe-based vessel fleet during the eighteen month period ended September 30, 2012. Within the Sub-Saharan Africa/Europe segment, the company also continued to stack, and in some cases dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 23 Sub-Saharan Africa/Europe-based stacked vessels. During the first six months of fiscal 2013, the company stacked three additional vessels and sold eight vessels from the previously stacked vessel fleet, resulting in a total of 18 stacked Sub-Saharan Africa/Europe-based vessels as of September 30, 2012.

Sub-Saharan Africa/Europe-based vessel operating profit increased $22.7 million and $27.6 million, or 105% and 63%, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, respectively, primarily due to higher revenues ($7.4 million of which relates to retroactive rate increases noted above) which were partially offset by a respective $11.7 million and $21.8 million, or 18% and 17%, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, and other vessel costs) and higher depreciation expense.

Crew costs increased by 11% and 9%, or $3.1 million and $5.2 million, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, respectively, due to a greater number of crew personnel assigned to this segment related to an increase in the number of deepwater vessels and towing supply/supply vessels operating in this segment. Repair and maintenance costs increased $6.8 million and $11.4 million, or 74% and 62%, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, respectively, due to a greater number of drydockings being performed during the current periods. Other vessel costs increased by 15% and 11%, or $2.0 million and $3.1 million, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, respectively, due to an increase broker commissions and training costs. Depreciation expense increased 11%, or $1.5 million, and 12%, or $3.2 million, during the quarter and six-month period ended September 30, 2012 as compared to the same period during fiscal 2012, respectively, due to an increase in the number of vessels operating in this segment.

Sub-Saharan Africa/Europe-based vessel revenues increased 17%, or $21.5 million, during the second quarter of fiscal 2013 as compared to the first quarter of fiscal 2013 primarily due to a 30%, or $14.5 million, increase in revenue generated by the towing supply/supply vessels due to a 20% increase in average day rates during the same comparable periods. Also included in the fiscal 2013 second quarter revenues are retroactive rate increases (retroactive to January 1, 2012) on certain vessel charter agreements for which the company recognized a total of $7.4 million of revenues related to services provided during the six-months ended June 30, 2012.

Operating profit for the Sub-Saharan Africa/Europe-based vessels increased 64%, or $17.2 million, during the quarter ended September 30, 2012 as compared to the quarter ended June 30, 2012, primarily due to revenue increases. These revenue increases were partially offset by increased vessel operating costs of 5%, or $3.9 million (primarily repair and maintenance costs and other vessel costs). Repair and maintenance costs increased $2.2 million, or 15%, during the quarter ended September 30, 2012 as compared to the quarter ended June 30, 2012, due to an increased number of drydockings. Other vessel costs increased 8%, or $1.1 million, during the same comparative periods, due to an increase in brokers’ commissions.

Other Items. Insurance and loss reserves expense decreased $1.6 million and $1.5 million, or 29% and 14%, respectively, during the quarter and six-month period ended September 30, 2012 as compared to the same periods during fiscal 2012, due to improved safety results and loss management efforts.

Gain on asset dispositions, net for the first half of fiscal 2013 decreased $8.5 million, or 76%, as compared to the same period in fiscal 2012, primarily due to fewer vessels being sold during the first half of fiscal 2013 as compared to the first half of fiscal 2012. Gain on asset dispositions, net was $1.0 million, or 119%, higher during the second quarter of fiscal 2013 as compared to the first quarter of fiscal 2013, because the current quarter incurred a $0.8 million impairment charge as compared to a $2.8 million impairment charge incurred during the quarter ended June 30, 2012. In addition, the current quarter had $1.0 million lower gains earned due to fewer vessels being sold as compared to the prior quarter. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may, and usually do fluctuate significantly from period to period.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the six-month periods ended September 30, 2012 and 2011, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except number of assets)	2012	2011	2012	2011

Amount of impairment incurred	$790	256	3,564	2,570
Combined fair value of assets incurring impairment	1,192	---	8,602	3,913

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (two vessels at September 30, 2012) or vessels owned by joint ventures (10 vessels at September 30, 2012).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and the six-month periods ended September 30, 2012 and 2011 and the quarter ended June 30, 2012:

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2012	2011	2012	2011	2012

REVENUES BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater vessels	$	44,747	36,639	81,027	73,044	36,280
Towing-supply/supply		31,109	36,648	65,461	72,334	34,352
Other		6,460	8,605	13,478	17,191	7,018
Total	$	82,316	81,892	159,966	162,569	77,650
Asia/Pacific fleet:
Deepwater vessels	$	24,592	12,264	49,929	28,193	25,337
Towing-supply/supply		20,229	15,870	45,729	34,314	25,500
Other		917	993	1,822	2,119	905
Total	$	45,738	29,127	97,480	64,626	51,742
Middle East/N. Africa fleet:
Deepwater vessels	$	12,275	11,782	23,559	22,533	11,284
Towing-supply/supply		18,859	11,616	38,859	25,090	20,000
Other		917	1,412	2,083	3,244	1,166
Total	$	32,051	24,810	64,501	50,867	32,450
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$	67,696	45,605	130,311	84,111	62,615
Towing-supply/supply		63,548	48,698	112,560	101,324	49,012
Other		18,473	18,280	35,098	38,230	16,625
Total	$	149,717	112,583	277,969	223,665	128,252
Worldwide fleet:
Deepwater vessels	$	149,310	106,290	284,826	207,881	135,516
Towing-supply/supply		133,745	112,832	262,609	233,062	128,864
Other		26,767	29,290	52,481	60,784	25,714
Total	$	309,822	248,412	599,916	501,727	290,094

UTILIZATION:
Americas fleet:
Deepwater vessels		70.7%	73.5	72.1	72.2	73.7
Towing-supply/supply		48.2	46.9	50.8	45.0	53.4
Other		72.5	66.3	76.5	68.4	80.5
Total		58.6%	56.8	60.9	55.5	63.3
Asia/Pacific fleet:
Deepwater vessels		81.2%	59.6	87.4	65.5	92.6
Towing-supply/supply		52.2	36.3	53.6	39.3	54.9
Other		100.0	79.3	74.1	89.6	58.7
Total		58.7%	42.8	60.7	46.8	62.5
Middle East/N. Africa fleet:
Deepwater vessels		91.8%	91.6	92.7	83.7	93.6
Towing-supply/supply		71.2	49.7	74.2	53.8	77.2
Other		34.5	50.0	38.4	56.6	42.2
Total		69.9%	57.4	72.4	59.6	75.0
Sub-Saharan Africa/Europe fleet:
Deepwater vessels		83.0%	88.1	83.6	85.0	84.1
Towing-supply/supply		67.8	54.6	64.1	55.7	60.3
Other		79.9	80.0	78.2	82.0	76.6
Total		75.4%	69.2	73.3	69.6	71.3
Worldwide fleet:
Deepwater vessels		79.8%	79.3	81.4	77.5	83.1
Towing-supply/supply		59.9	48.1	60.0	49.2	60.0
Other		74.7	74.1	74.4	76.7	74.2
Total		67.8%	60.2	68.1	60.9	68.4

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2012	2011	2012	2011	2012

AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater vessels	$	28,450	24,863	27,213	25,587	25,829
Towing-supply/supply		14,103	14,786	14,120	14,404	14,135
Other		6,094	6,408	6,038	6,221	5,987
Total	$	17,012	15,466	16,247	15,279	15,508
Asia/Pacific fleet:
Deepwater vessels	$	42,037	20,619	36,411	21,073	32,225
Towing-supply/supply		12,663	11,974	13,491	12,261	14,229
Other		9,972	6,807	9,959	6,464	9,945
Total	$	20,109	14,098	19,717	14,476	19,384
Middle East/N. Africa fleet:
Deepwater vessels	$	18,359	17,466	18,624	17,784	18,920
Towing-supply/supply		9,857	8,513	9,834	8,079	9,812
Other		4,812	5,117	4,946	5,220	5,056
Total	$	11,561	10,716	11,441	10,185	11,325
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$	25,235	20,375	23,919	20,386	22,643
Towing-supply/supply		15,721	13,121	14,707	13,176	13,572
Other		5,236	4,779	5,063	4,896	4,884
Total	$	14,602	11,518	13,875	11,397	13,113
Worldwide fleet:
Deepwater vessels	$	27,102	21,338	25,749	21,687	24,406
Towing-supply/supply		13,705	12,706	13,377	12,519	13,054
Other		5,496	5,240	5,373	5,276	5,250
Total	$	15,384	12,771	14,827	12,631	14,275

The following tables compare vessel day-based utilization percentages, average day rates and the number of active vessels (excluding stacked vessels) for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new-build and acquisition program) and its older, or traditional, vessels for the quarters and the six-month periods ended September 30, 2012 and 2011 and for the quarter ended June 30, 2012:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2012	2011	2012	2011	2012

UTILIZATION:
Americas fleet:
New vessels	79.8%	85.6	82.4	86.2	85.3
Traditional vessels	36.1	36.2	38.9	35.6	41.8
Total	58.6%	56.8	60.9	55.5	63.3
Asia/Pacific fleet:
New vessels	84.2%	69.8	89.1	75.1	93.6
Traditional vessels	---	8.2	---	12.6	---
Total	58.7%	42.8	60.7	46.8	62.5
Middle East/N. Africa fleet:
New vessels	84.8%	58.6	87.1	63.7	89.5
Traditional vessels	37.5	55.9	41.8	55.0	46.0
Total	69.9%	57.4	72.4	59.6	75.0
Sub-Saharan Africa/Europe fleet:
New vessels	86.8%	86.8	85.3	87.4	83.7
Traditional vessels	36.7	33.7	34.1	33.7	31.6
Total	75.4%	69.2	73.3	69.6	71.3
Worldwide fleet:
New vessels	84.7%	80.5	85.5	82.4	86.2
Traditional vessels	32.0	33.5	32.5	34.2	33.0
Total	67.8%	60.2	68.1	60.9	68.4

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2012	2011	2012	2011	2012

AVERAGE VESSEL DAY RATES:
Americas fleet:
New vessels	$20,771	19,469	19,952	19,166	19,119
Traditional vessels	8,203	8,650	8,265	9,142	8,318
Total	$17,012	15,466	16,247	15,279	15,508
Asia/Pacific fleet:
New vessels	$20,109	15,028	19,717	15,902	19,384
Traditional vessels	---	3,953	---	4,143	---
Total	$20,109	14,098	19,717	14,476	19,384
Middle East/N. Africa fleet:
New vessels	$12,453	13,562	12,420	13,002	12,388
Traditional vessels	7,179	6,759	7,183	6,483	7,186
Total	$11,561	10,716	11,441	10,185	11,325
Sub-Saharan Africa/Europe fleet:
New vessels	$15,332	12,134	14,523	12,020	13,680
Traditional vessels	8,773	8,313	8,563	8,141	8,331
Total	$14,602	11,518	13,875	11,397	13,113
Worldwide fleet:
New vessels	$16,660	14,291	16,064	14,190	15,466
Traditional vessels	8,258	7,970	8,187	7,979	8,121
Total	$15,384	12,771	14,827	12,631	14,275

AVERAGE VESSEL COUNT (EXCLUDING STACKED VESSELS):
Americas fleet:
New vessels	46	41	45	40	43
Traditional vessels	19	27	20	28	21
Total	65	68	65	68	64
Asia/Pacific fleet:
New vessels	29	29	30	29	31
Traditional vessels	---	4	---	3	1
Total	29	33	30	32	32
Middle East/N. Africa fleet:
New vessels	28	25	28	24	27
Traditional vessels	8	13	8	15	8
Total	36	38	36	39	35
Sub-Saharan Africa/Europe fleet:
New vessels	114	103	114	103	115
Traditional vessels	14	20	15	22	15
Total	128	123	129	125	130
Worldwide fleet:
New vessels	218	198	217	196	216
Traditional vessels	40	64	43	68	45
Total	258	262	260	264	261

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the six-month periods ended September 30, 2012 and 2011 and for the quarter ended June 30, 2012:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2012	2011	2012	2011	2012

Americas fleet:
Deepwater vessels	24	22	23	22	21
Towing-supply/supply	50	57	50	61	50
Other	16	22	16	22	16

Total	90	101	89	105	87
Less stacked vessels	25	33	24	37	23

Active vessels	65	68	65	68	64

Asia/Pacific fleet:
Deepwater vessels	8	11	9	11	9
Towing-supply/supply	33	40	34	39	36
Other	1	2	1	2	2

Total	42	53	44	52	47
Less stacked vessels	13	20	14	20	15

Active vessels	29	33	30	32	32

Middle East/N. Africa fleet:
Deepwater vessels	8	8	8	8	7
Towing-supply/supply	29	30	29	32	29
Other	6	6	6	6	6

Total	43	44	43	46	42
Less stacked vessels	7	6	7	7	7

Active vessels	36	38	36	39	35

Sub-Saharan Africa/Europe fleet:
Deepwater vessels	35	27	35	27	36
Towing-supply/supply	65	74	66	75	66
Other	48	52	48	52	49

Total	148	153	149	154	151
Less stacked vessel	20	30	20	29	21

Active vessels	128	123	129	125	130

Active owned or chartered vessels	258	262	260	264	261
Stacked vessels	65	89	65	93	66

Total owned or chartered vessels	323	351	325	357	327
Vessels withdrawn from service	2	2	2	3	2
Joint-venture and other	10	10	10	10	10

Total	335	363	337	370	339

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 61, 78 and 66 stacked vessels at September 30, 2012 and 2011 and June 30, 2012, respectively. Most of the vessels stacked are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2012 and March 31, 2012:

	September 30, 2012		March 31, 2012

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value

	(In thousands)			(In thousands)

Owned vessels in active service	249	$2,684,126	251	$2,567,321
Stacked vessels	61	35,520	67	34,768
Vessels withdrawn from service	2	633	2	633
Marine equipment and other assets under construction		255,898		261,679
Other property and equipment		39,846		41,364

Totals	312	$3,012,023	320	$2,905,765

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the six months ended September 30:

	Six Months Ended September 30,
	2012	2011

Number of vessels disposed by vessel type:
Anchor handling towing supply	7	28
Platform supply vessel	4	6
Other	5	2

Total	16	36

Number of vessels disposed by segment:
Americas	2	15
Asia/Pacific	5	3
Middle East/North Africa	1	11
Sub-Saharan Africa/Europe	8	7

Total	16	36

Vessel Deliveries and Acquisitions

During the first half of fiscal 2013, the company took delivery of four newly-built vessels and acquired four vessels from third parties. Two of the delivered vessels are 286-foot, deepwater, PSVs, both of which were constructed at an international shipyard for a total cost of $58.7 million. The other two vessels delivered during the first half of fiscal 2013 are towing supply/supply class, AHTS vessels that have 8,200 brake horse power (BHP). These two vessels were constructed at different international shipyards for a total cost of $47.5 million. The company also acquired three deepwater, PSVs and one towing supply/supply class PSV for a total cost of $75.3 million. These vessels range between 220-feet to 250-feet. The acquired towing supply/supply class PSV vessel was originally sold and leased back in fiscal year 2006. The company elected to repurchase this vessel from the lessor for a total $8.9 million in September 2012. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels.

During fiscal 2012, the company took delivery of 13 newly-built vessels and acquired 11 vessels from third parties. Six of the newly-built vessels are towing supply/supply class, AHTS vessels and seven are deepwater class PSVs. The six AHTS vessels were constructed at two different international shipyards for $94.2 million and have between 5,150 and 8,200 BHP. One 266-foot deepwater PSV was constructed at the company’s own shipyard, Quality Shipyards, L.L.C., for a cost of $36.1 million. The other six deepwater, PSVs measure 286-feet and were constructed at the same international shipyard for $172.3 million. The company also acquired a 246-foot and a 250-foot deepwater PSV for a total cost of $41.6 million and nine 5,150 BHP towing supply/supply class, AHTS vessels for a total cost of $108.7 million.

Vessel Commitments at September 30, 2012

At September 30, 2012, the company had four 7,100 BHP towing supply/supply vessels under construction at an international shipyard, for a total expected cost of $75.1 million. The vessels are expected to be delivered beginning in July 2014 with final delivery of the last vessel in November 2014. As of September 30, 2012, the company had invested $13.8 million for these vessels.

The company is also committed to the construction of two 246-foot, one 261-foot, eight 275-foot, four 286-foot and two 300-foot deepwater platform supply vessels (PSVs) for a total estimated cost of $541.6 million. One U.S. located shipyard is constructing the 261-foot deepwater class vessel and a different U.S. shipyard is constructing the two 300-foot deepwater PSVs. Two different international shipyards are each constructing four 275-foot deepwater PSVs, and a fourth international shipyard is constructing the three 286-foot deepwater PSVs. The 261-foot deepwater platform supply vessel has an expected delivery in March 2014. The eight 275-foot deepwater class vessels are expected to be delivered beginning in January 2014, with final delivery of the eighth vessel in January 2015. The company took delivery of the first 286-foot deepwater class vessels in October 2012 with final delivery of the last 286-foot vessel scheduled for March 2013. The two 300-foot deepwater class vessels are scheduled for delivery in August and December 2013. As of September 30, 2012, $188.2 million was invested in these 17 vessels.

Two vessels under construction at a domestic shipyard have fallen substantially behind schedule. The shipyard notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, the company and the shipyard reached an agreement during the quarter ended September 30, 2012 which includes an increase in the contract price of each vessel, one or more change orders for each hull, among other modifications to the contract terms and the extension of the delivery dates of the two vessels by approximately seven and eight months, respectively.

The company is also committed to the construction of one 175-foot, fast supply boat, four water jet crewboats, and two 215-foot specialty vessels for a cost of $72.7 million. Three separate international shipyards are constructing these vessels. The company is experiencing a substantial delay with the fast supply boat, which is under construction in Brazil and was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company continues to pursue arbitration of these issues. The four water jet crewboats are expected to be delivered in February, April and June of 2013. As of September 30, 2012, the company had invested $41.8 million for the construction of these vessels.

At September 30, 2012, the company agreed to purchase two PSVs for an aggregate approximate total purchase price of $47.5 million. The company took possession of both PSVs in October 2012 for $19.2 and 28.3 million, respectively. The first PSV has 3,500 DWTs of cargo capacity and the second PSV has 3,100 DWTs of cargo capacity. As of September 30, 2012, the company had invested $7.0 million to acquire these two vessels.

Vessel Commitments Summary at September 30, 2012

The table below summarizes the various vessel commitments by vessel class and type as of September 30, 2012:

	Non-U.S. Built				U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Invested Through 09/30/12	Remaining Balance 09/30/12	Number of Vessels	Total Cost	Invested Through 09/30/12	Remaining Balance 09/30/12

In thousands, except number of vessels:
Deepwater platform supply vessels	16	$436,178	129,205	306,973	3	152,894	65,998	86,896
Towing-supply/supply vessels	4	75,072	13,811	61,261	---	---	---	---
Crewboats and other	7	72,696	41,760	30,963	---	---	---	---

Totals	27	$583,946	184,776	399,170	3	152,894	65,998	86,896

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended

Vessel class and type	12/12	03/13	06/13	09/13	12/13	Thereafter

Deepwater platform supply vessels	4	2	---	1	1	11
Towing-supply/supply vessels	---	---	---	---	---	4
Crewboats and other	---	2	2	1	2	---

Totals	4	4	2	2	3	15

(In thousands)
Expected quarterly cash outlay	$107,326	35,398	26,543	42,820	33,379	240,610 (A)

(A)	The $240,610 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $69,494 in the remaining quarter of fiscal 2014 and $171,116 during fiscal 2015.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Condensed Consolidated Financial Statements. The company has $486.1 million in unfunded capital commitments associated with the 28 vessels currently under construction and the two vessel purchase commitments at September 30, 2012.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenue for the quarters and the six-month periods ended September 30 and June 30 consist of the following components:

		Quarter Ended September 30,				Six Months Ended September30,				Quarter Ended June 30,
(In thousands)		2012	%	2011	%	2012	%	2011	%	2012	%

Personnel	$	26,347	8%	21,655	9%	51,502	8%	44,023	9%	25,155	9%
Office and property		6,288	2%	5,818	2%	12,315	2%	11,565	2%	6,027	2%
Sales and marketing		2,209	1%	2,243	1%	4,587	1%	4,401	1%	2,378	1%
Professional services		4,288	1%	5,653	2%	8,652	1%	10,596	2%	4,365	1%
Other		2,735	1%	2,404	1%	5,475	1%	4,769	1%	2,739	1%

	$	41,867	13%	37,773	15%	82,531	13%	75,354	15%	40,664	14%

General and administrative expenses, during the second quarter of fiscal 2013, were 10.8%, or $4.1 million, higher than the second quarter of fiscal 2012, primarily due to increases in personnel expenses which increased 21.7%, or $4.7 million, and higher office and property expenses which increased 8.1%, or $0.5 million. These increases were offset by a 24.1%, or $1.4 million, reduction in professional services expenses.

General and administrative expenses were higher by approximately 9.5%, or $7.2 million, during the six-month period ended September 30, 2012, as compared to the same period in fiscal 2012, primarily due to higher personnel expenses and higher office and property expenses. These increases were offset by a reduction in professional service costs.

General and administrative expenses during the second quarter of fiscal 2013 were comparable to the first quarter of fiscal 2013

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

Availability of Cash

At September 30, 2012, the company had $136.7 million in cash and cash equivalents, of which $75.2 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

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

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. In January 2012, the company elected to borrow the entire $125 million available under the term loan facility and used the proceeds to fund working capital and for general corporate purposes. Principal repayments on the term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% of the total outstanding borrowings as of July 26, 2013. Approximately $140 million of principal repayments due in the quarter ending September 30,2013 are classified as long term debt in the accompanying balance sheet at September 30, 2012 because the company has the ability and intent to fund this with the revolver.

The company has $125 million in term loan borrowings outstanding at September 30, 2012 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin on leverage), and the entire $450 million of the revolver was available for future financing needs, with no outstanding borrowings at September 30, 2012, or March 31, 2012.

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at September 30, 2012 and March 31, 2012, is as follows:

	September 30,	March 31,
(In thousands, except weighted average data)	2012	2012

Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	8.1	8.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	181,716	166,916

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at September 30, 2012 and March 31, 2012, is as follows:

	September 30,	March 31,
(In thousands, except weighted average data)	2012	2012

Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	7.1	7.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	463,344	430,339

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2012 and March 31, 2012, is an after-tax loss of $3.1 million ($4.8 million pre-tax, and $3.3 million ($5.1 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at September 30, 2012 and March 31, 2012, is as follows:

	September 30,	March 31,
(In thousands, except weighted average data)	2012	2012

Aggregate debt outstanding	$175,000	235,000
Weighted average remaining life in years	1.2	1.4
Weighted average coupon rate on notes outstanding	4.47%	4.43%
Fair value of debt outstanding	180,332	240,585

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the six-month periods ended September 30, 2012 and 2011 are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2012	2011	2012	2011

Interest and debt costs incurred, net of interest capitalized	$7,148	4,766	14,735	8,827
Interest costs capitalized	2,913	4,188	5,736	8,598

Total interest and debt costs	$10,061	8,954	20,471	17,425

Total interest and debt costs were higher, during the quarter and the six-month periods ended September 30, 2012 than the same periods in fiscal 2012, because of an increase in interest expense related to the issuance of $165 million senior notes during the quarter ended September 30, 2011 and the $125 million term loan as discussed above. Also, the relative-portion of interest cost capitalized during the quarter and the six-month period ended September 30, 2012 was lower than the same periods in fiscal 2012 due to a decrease in the level of investments in the company’s new construction program during the comparative periods.

Share Repurchases

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At September 30, 2012, the entire $200.0 million remains available to repurchase shares under the May 2012 share repurchase program.

In May 2011, the Board of Directors replaced its then existing July 2009 share repurchase program with a $200.0 million repurchase program that was in effect through June 30, 2012. The company was authorized to repurchase shares of its common stock in open-market or privately-negotiated transactions. The authorization of the May 2011 repurchase program ended on June 30, 2012, and the company utilized $100.0 million of the $200.0 million authorized.

The cash paid for common stock repurchased, along with number of shares repurchased, and average price paid per share is as follows:

	Quarter Ended September 30,			Six Months Ended September 30,
(In thousands, except share and per share data)	2012		2011	2012	2011

Cash paid for common stock repurchased	$	---	---	65,028	---
Shares of common stock repurchased		---	---	1,400,500	---
Average price paid per common share	$	---	---	46.43	---

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except dividend per share)	2012	2011	2012	2011

Dividends declared	$12,544	12,975	25,169	25,944
Dividend per share	0.25	0.25	0.50	0.50

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the six months ended September 30, is as follows:

(In thousands)	2012	Change	2011

Net earnings	$74,212	54,530	19,682
Depreciation and amortization	71,831	4,275	67,556
Provision (benefit) for deferred income taxes	(4,372)	16,447	(20,819)
Gain on asset dispositions, net	(2,671)	8,504	(11,175)
Goodwill impairment	---	(30,932)	30,932
Changes in operating assets and liabilities	1,065	5,508	(4,443)
Other non-cash items	6,194	745	5,449

Net cash provided by operating activities	$146,259	59,077	87,182

Cash flows from operations increased $59.1 million, or 68%, to $146.3 million, during the six months ended September 30, 2012 as compared to $87.2 million during the six months ended September 30, 2011, due primarily to an increase in net earnings, a goodwill impairment charge incurred in fiscal 2012, a decrease in the benefit for deferred income taxes due to an increase in pretax income and because the prior year included a $13.1 million tax benefit related to the goodwill impairment charge, and to changes in net operating assets and liabilities; specifically, a increase in trade and other receivable balances (because of $71.7 million increase in cash collections due to the timing of payments from customers and $66.9 million higher billings to customers due to an increase in business activity), a $17.9 million increase in trade payables due to the timing of payments which provided cash, and a $2.0 million decrease in accrued expenses due to the timing of accruals.

Investing Activities

Net cash used in investing activities for the six months ended September 30, is as follows:

(In thousands)	2012	Change	2011

Proceeds from the sale of assets	$9,977	(13,415)	23,392
Additions to properties and equipment	(189,826)	(34,768)	(155,058)
Other	(1,338)	(2,562)	1,224

Net cash used in investing activities	$(181,187)	(50,745)	(130,442)

Investing activities for the six months ended September 30, 2012 used $181.2 million of cash, which is primarily attributed to $189.8 million of additions to properties and equipment partially offset by $10.0 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $17.8 million in capitalized major repair costs, $171.2 million for the construction and purchase of offshore marine vessels and $0.8 million in other properties and equipment purchases.

Investing activities for the six months ended September 30, 2011, used $130.4 million of cash, which is attributed to $155.0 million of additions to properties and equipment partially offset by $23.4 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $13.9 million in capitalized major repair costs, $138.9 million for the construction and purchase of offshore marine vessels, and $2.2 million in other properties and equipment purchases

Financing Activities

Net cash provided by (used in) financing activities for the six months ended September 30, is as follows:

(In thousands)		2012	Change	2011

Principal payments on debt	$	(60,000)	(20,000)	(40,000)
Debt borrowings		---	(165,000)	165,000
Debt issuance costs		---	234	(234)
Proceeds from exercise of stock options		938	213	725
Cash dividends		(25,058)	831	(25,889)
Excess tax benefit on stock options exercised		95	(29)	124
Stock repurchases		(65,028)	(65,028)	---

Net cash used in financing activities	$	(149,053)	(248,779)	(99,726)

Financing activities for the six months ended September 30, 2012 used $149.1 million of cash, which is primarily the result of $65.0 million used to repurchase the company’s common stock, $60.0 million used to repay debt, and $25.1 million used for the quarterly payment of common stock dividends of $0.25 per common share. Uses of cash were slightly offset by $0.9 million of proceeds from the issuance of common stock resulting from stock option exercises and $95.0 thousand tax benefit on stock options exercised during the quarter.

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

Other Liquidity Matters

Vessel Construction. With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company is replacing its older fleet of vessels with fewer, larger and more efficient vessels, while also enhancing the size and capabilities of the company’s fleet. These efforts will continue, with the company anticipating that it will use its future operating cash flows, existing borrowing capacity and new borrowings or lease arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At September 30, 2012, the company had approximately $136.7 million of cash and cash equivalents. In addition, there was $450.0 million of credit facilities available at September 30, 2012

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through September 30, 2012.

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

Two vessels under construction at a domestic shipyard have fallen substantially behind schedule. The shipyard notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, the company and the shipyard reached an agreement during the quarter ended September 30, 2012 which includes an increase in the contract price of each vessel, one or more change orders for each hull, among other modifications to the contract terms and the extension of the delivery dates of the two vessels by approximately seven and eight months, respectively.

Merchant Navy Officers Pension Fund. A subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $4.1 million and $6.7 million at September 30, 2012 and March 31, 2012, respectively, all of which has been accrued. No additional liabilities were recorded during the six months ended September 30, 2012, and $2.5 million of payments were made during the six months ended September 30, 2012. Payments totaling $2.0 million were made into the fund during the quarter ended September 30, 2011.

In the future, the fund’s Trustee may claim that the company owes additional amounts for various reasons, including negative fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions. In October 2010, the Trustee advised the company of its intention to accelerate previously agreed installment payments for the company and other participating employers in the scheme. The company objected to that decision and has reached an agreement with the Trustee to pay the total remaining assessments (aggregating $4.1 million as of September 30, 2012) in installments through October 2014.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $76.4 million as of September 30, 2012). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued for) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately

$73.4 million as of September 30, 2012) of the total fines sought by the Macae Customs Office. The full decision is subject to further administrative appellate review, and the company understands that this further full review by a secondary appellate board is ongoing. The company is contesting the decision with respect to the remaining 6.0 million Brazilian reais (approximately $3.0 million as of September 30, 2012) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing two vessels to start new charters in Brazil, the company filed two suits on August 22, 2011 and April 5, 2012, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of September 30, 2012, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

On July 2, 2012, the presiding judge in this case, Judge Milazzo, dismissed the shareholder derivative suit but gave the plaintiff an opportunity to file an amended complaint. On July 23, 2012 and in lieu of filing an amended complaint, the plaintiff brought a motion to stay the U.S. District Court proceedings pending resolution of a demand by the plaintiff on the company’s Board of Directors to conduct an independent investigation and bring claims against the individual defendants. By letter dated July 23, 2012, plaintiff made this demand on the company’s Board of Directors. On August 7, 2012, the individual defendants and the company filed oppositions to the motion to stay and sought dismissal of the suit with prejudice. The presiding judge has yet to rule on the plaintiff’s motion to stay.

Supplemental Retirement Plan. As a result of the May 31, 2012 retirement of Dean E. Taylor, former President and Chief Executive Officer of Tidewater Inc., Mr. Taylor is expected to receive in December 2012 an estimated $12.6 million lump sum distribution in full settlement and discharge of his supplemental executive retirement plan benefit. A settlement loss, which is currently estimated to be $4.4 million, will be recorded at the time of distribution.

Legal Proceedings. Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the company’s consolidated contractual obligations as of September 30, 2012 for the remaining months of fiscal 2013, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year

	Total	2013	2014	2015	2016	2017	More Than 5 Years

Vessel purchase obligations	$40,433	40,433	---	---	---	---	---

Vessel construction obligations	445,123	101,890	174,468	168,765	---	---	---

Total obligations	$485,556	142,323	174,468	168,765	---	---	---

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

The company accounted for all five transactions as sale/leaseback transactions with operating lease treatment. Accordingly, the company did not record the assets on its books and the company is expensing periodic lease payments. The operating lease for all five charter hire agreements were for eight year terms. The company has the option to extend the respective bareboat charter agreements three times, each for a period of 12 months. At the end of the basic term (or extended option periods), the company has an option to purchase each of the vessels at its then fair market value or to redeliver the vessel to its owner.

The bareboat charter agreements on the first two vessels, whose original expiration dates were in calendar year 2014, have ended in September and October 2012 because the company exercised its option to repurchase these vessels as discussed below. The bareboat charter agreements on the third and fourth vessels expire in 2015 and the company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The bareboat charter agreement on the fifth vessel expires in 2016. The company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019.

The company may purchase each of the vessels at their fixed amortized values, as outlined in the bareboat charter agreements, at the end of the fifth year, and again at the end of the seventh year, from the commencement dates of the respective charter agreements. The company may also purchase each of the vessels at a mutually agreed upon price at any time during the lease term. In September 2012, the company elected to repurchase one of its leased vessels from the lessor for a total $8.9 million. In addition, during October 2012, the company repurchased a second platform supply vessel, for a total $8.4 million. Refer to Note (13) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Future Minimum Lease Payments

As of September 30, 2012, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)		Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total

Remaining six months of 2013	$	5,351	2,935	8,286
2014		10,703	5,853	16,556
2015		2,836	4,825	7,661
2016		---	2,304	2,304
Thereafter		---	---	---

Total future lease payments	$	18,890	15,917	34,807

For the quarters and the six-month periods ended September 30, 2012 and 2011, the company expensed approximately $4.4 million and $4.5 million and $8.9 million and $9.0 million, respectively, on all of its bareboat charter arrangements.

Goodwill

For information regarding the $30.9 million non-cash goodwill impairment recorded during the quarter ended September 30, 2011, please refer to Note (12) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide until the calendar year 2008-2009 global recession. The price of steel then peaked in 2011 due to increased worldwide demand for the metal, which demand has since declined due to the weakening of steel consumption and global economic industrial activity as a whole. The price of steel continues to be high by historical standards. If the price of steel declines, the cost of new vessels will result in lower capital expenditures and depreciation expenses, which taken by themselves would increase our future operating profits.

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

At September 30, 2012, the company had a $125.0 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage, which together currently approximate 2.0% percent (1.75% margin plus 0.25% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $125.0 million term loan borrowings at September 30, 2012 would change the company’s interest costs by approximately $1.25 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at September 30, 2012 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of September 30, 2012, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)		Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease

August 2011		165,000	181,716	169,880	194,549
September 2010		425,000	463,344	435,989	492,852
July 2003		175,000	180,332	178,185	182,527

Total	$	765,000	825,392	784,054	869,928

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

Derivatives

The company had seven foreign exchange spot contracts outstanding at September 30, 2012, which totaled an aggregate notional value of $1.6 million. These seven spot contracts settled by October 2, 2012. The company had one foreign exchange spot contract outstanding at March 31, 2012, which totaled an aggregate notional value of $1.0 million. The one spot contract settled by April 2, 2012.

At September 30, 2012, the company had four British pound forward contracts outstanding totaling $4.6 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts have expiration dates between March 20, 2013 and September 20, 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the six months ended September 30, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2012, the company had four British pound forward contracts outstanding totaling $7.0 million, which were generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts expire at various times through March 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the fiscal year ended March 31, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

On July 2, 2012, the presiding judge in this case, Judge Milazzo, dismissed the shareholder derivative suit but gave the plaintiff an opportunity to file an amended complaint. On July 23, 2012 and in lieu of filing an amended complaint, the plaintiff brought a motion to stay the U.S. District Court proceedings pending resolution of a demand by the plaintiff on the company’s Board of Directors to conduct an independent investigation and bring claims against the individual defendants. By letter dated July 23, 2012, plaintiff made this demand on the company’s Board of Directors. On August 7, 2012, the individual defendants and the company filed oppositions to the motion to stay and sought dismissal of the suit with prejudice. The presiding judge has yet to rule on the plaintiff’s motion to stay.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

No amounts were expended from inception of the May 2012 authorized program through September 30, 2012, and the entire $200.0 million remains available to repurchase shares under the May 2012 share repurchase program at September 30, 2012.

In May 2011, the Board of Directors replaced its then existing July 2009 share repurchase program with a $200.0 million repurchase program that was in effect through June 30, 2012. The company was authorized to repurchase shares of its common stock in open-market or privately-negotiated transactions. The authorization of the May 2011 repurchase program ended on June 30, 2012, and the company utilized $100.0 million of the $200.0 million authorized.

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

TIDEWATER INC.
(Registrant)

Date: November 6, 2012	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: November 6, 2012	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: November 6, 2012	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

10.1*+	Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2013.

10.2*+	Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2013.

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.