Form 10-Q
period 2012-12-31
TIDEWATER INC
filed 2013-02-01
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

49,397,616 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 18, 2013. Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)
ASSETS	December 31, 2012	March 31, 2012
Current assets:
Cash and cash equivalents	$54,187	320,710
Trade and other receivables, net	361,989	309,468
Marine operating supplies	61,251	53,850
Other current assets	12,557	10,072

Total current assets	489,984	694,100

Investments in, at equity, and advances to unconsolidated companies	55,364	46,077
Properties and equipment:
Vessels and related equipment	4,151,491	3,952,468
Other properties and equipment	86,420	93,107

	4,237,911	4,045,575
Less accumulated depreciation and amortization	1,139,259	1,139,810

Net properties and equipment	3,098,652	2,905,765

Goodwill	297,822	297,822
Other assets	113,842	117,854

Total assets	$4,055,664	4,061,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	81,981	74,115
Accrued expenses	147,498	134,953
Accrued property and liability losses	3,356	3,636
Other current liabilities	31,089	26,225

Total current liabilities	263,924	238,929

Long-term debt	930,000	950,000
Deferred income taxes	211,440	214,627
Accrued property and liability losses	3,422	3,150
Other liabilities and deferred credits	120,567	128,555

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,397,616 shares at December 31, 2012 and 51,250,995 shares at March 31, 2012	4,939	5,125
Additional paid-in capital	117,981	102,726
Retained earnings	2,419,574	2,437,836
Accumulated other comprehensive loss	(16,183)	(19,330)

Total stockholders’ equity	2,526,311	2,526,357

Total liabilities and stockholders’ equity	$4,055,664	4,061,618

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)
	Quarter Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Vessel revenues	$305,043	270,486	904,959	772,213
Other marine revenues	4,423	1,625	10,873	5,399

	309,466	272,111	915,832	777,612

Costs and expenses:
Vessel operating costs	180,895	155,838	523,778	469,430
Costs of other marine revenues	4,176	1,938	9,284	5,200
Depreciation and amortization	37,181	35,215	109,012	102,771
Goodwill impairment	---	---	---	30,932
General and administrative	46,339	40,425	128,870	115,779
Gain on asset dispositions, net	(99)	(2,496)	(2,770)	(13,671)

	268,492	230,920	768,174	710,441

Operating income	40,974	41,191	147,658	67,171
Other income (expenses):
Foreign exchange gain (loss)	52	(1,738)	(1,170)	735
Equity in net earnings of unconsolidated companies	2,639	3,482	8,359	9,427
Interest income and other, net	936	347	2,783	2,303
Interest and other debt costs	(7,183)	(6,027)	(21,918)	(14,854)

	(3,556)	(3,936)	(11,946)	(2,389)

Earnings before income taxes	37,418	37,255	135,712	64,782
Income tax expense	7,471	3,168	31,553	11,013

Net earnings	$29,947	34,087	104,159	53,769

Basic earnings per common share	$0.61	0.67	2.10	1.05

Diluted earnings per common share	$0.61	0.67	2.09	1.04

Weighted average common shares outstanding	49,162,547	51,036,420	49,585,930	51,203,598
Dilutive effect of stock options and restricted stock	221,738	206,329	220,669	267,661

Adjusted weighted average common shares	49,384,285	51,242,749	49,806,599	51,471,259

Cash dividends declared per common share	$0.25	0.25	0.75	0.75

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except share and per share data)
	Quarter Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net earnings	$29,947	34,087	104,159	53,769
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities	(353)	70	(558)	(931)
Amortization of loss on derivative contract	117	116	350	349
Change in supplemental executive retirement plan pension liability	3,355	---	3,355	---

Total comprehensive income	$33,066	34,273	107,306	53,187

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	Nine Months Ended December 31,
	2012	2011

Operating activities:
Net earnings	$104,159	53,769
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	109,012	102,771
Provision (benefit) for deferred income taxes	(8,682)	(24,035)
Gain on asset dispositions, net	(2,770)	(13,671)
Goodwill impairment	---	30,932
Equity in earnings of unconsolidated companies, net of dividends	(9,287)	(4,304)
Compensation expense - stock-based	15,061	9,179
Excess tax benefits on stock options exercised	(74)	119
Changes in assets and liabilities, net:
Trade and other receivables	(49,412)	(14,614)
Marine operating supplies	(7,401)	(1,740)
Other current assets	(2,485)	(243)
Accounts payable	12,943	4,266
Accrued expenses	9,535	5,735
Accrued property and liability losses	(280)	(59)
Other current liabilities	3,896	8,980
Other liabilities and deferred credits	(2,084)	(1,969)
Other, net	10,580	2,584

Net cash provided by operating activities	182,711	157,700

Cash flows from investing activities:
Proceeds from sales of assets	18,620	30,006
Additions to properties and equipment	(326,648)	(297,009)
Other	(788)	162

Net cash used in investing activities	(308,816)	(266,841)

Cash flows from financing activities:
Principal payments on debt	(60,000)	(40,000)
Debt borrowings	40,000	165,000
Debt issuance costs	---	(245)
Proceeds from exercise of stock options	1,968	839
Cash dividends	(37,426)	(38,692)
Excess tax benefits on stock options exercised	74	(119)
Stock repurchases	(85,034)	(35,015)

Net cash (used in) provided by financing activities	(140,418)	51,768

Net change in cash and cash equivalents	(266,523)	(57,373)
Cash and cash equivalents at beginning of period	320,710	245,720

Cash and cash equivalents at end of period	$54,187	188,347

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$33,135	30,858
Income taxes	$41,578	37,307
Non-cash investing activities:
Additions to properties and equipment	$2,372	1,269

See Notes to Unaudited Condensed Consolidated Financial Statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)
(In thousands)
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	2,526,357
Total comprehensive income	---	---	104,159	3,147	107,306
Stock option activity	8	3,696	---	---	3,704
Cash dividends declared	---	---	(37,574)	---	(37,574)
Retirement of common stock	(187)	---	(84,847)	---	(85,034)
Amortization/cancellation of restricted stock units	---	5,766	---	---	5,766
Amortization/cancellation of restricted stock	(7)	5,793	---	---	5,786

Balance at December 31, 2012	$4,939	117,981	2,419,574	(16,183)	2,526,311

Balance at March 31, 2011	$5,188	90,204	2,436,736	(18,184)	2,513,944
Total comprehensive income	---	---	53,769	(582)	53,187
Stock option activity	2	3,749	---	---	3,751
Cash dividends declared		---	(38,787)	---	(38,787)
Retirement of common stock	(74)	---	(34,941)	---	(35,015)
Amortization/cancellation of restricted stock	---	4,144	---	---	4,144

Balance at December 31, 2011	$5,116	98,097	2,416,777	18,766	2,501,224

The accompanying notes are an integral part of the consolidated financial statements.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	INTERIM FINANCIAL STATEMENTS

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

Common Stock Repurchase Program

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At December 31, 2012, $180.0 million remains available to repurchase shares under the May 2012 share repurchase program.

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

The aggregate cost of common stock repurchased, along with number of shares repurchased, and average price paid per share is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2012	2011	2012	2011
Aggregate cost of common stock repurchased	$20,006	35,015	85,034	35,015
Shares of common stock repurchased	456,400	739,231	1,856,900	739,231
Average price paid per common share	$43.83	47.37	45.79	47.37

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except dividend per share)	2012	2011	2012	2011
Dividends declared	$12,405	12,844	37,574	38,787
Dividend per share	0.25	0.25	0.75	0.75

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters and the nine-month periods ended December 31, is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Effective tax rate applicable to pre-tax earnings	20.0%	8.5%	23.3%	17.0%

The effective tax rate was higher during the nine months ended December 31, 2012, as compared to the nine months ended December 31, 2011, primarily because of the current expected mix of pre-tax earnings between the company’s United States (U.S.) and international businesses and an expectation for lower estimated operating margin in certain jurisdictions that tax on the basis of deemed profits. No provision for U.S. income taxes has been made on the cumulative unremitted earnings of the company’s foreign subsidiaries as the earnings are considered to be permanently reinvested. As a result, the company’s 23.3% effective tax rate for the nine months ended December 31, 2012 is lower than the U.S. statutory income tax rate of 35%.

The company’s balance sheet at December 31, 2012 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	December 31, 2012
Tax liabilities for uncertain tax positions	$13,354
Income tax payable	21,899

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at December 31, 2012, are as follows:

(In thousands)	December 31, 2012
Unrecognized tax benefit related to state tax issues	$8,202
Interest receivable on unrecognized tax benefit related to state tax issues	14

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. As of December 31, 2012, approximately 50 employees still are covered by this plan. This change did not affect benefits earned by participants prior to January 1, 2011. Currently, active employees who previously participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes have provided the company with more predictable retirement plan costs and cash flows. By changing to a defined contribution plan and freezing the benefits accrued under the predecessor defined benefit plan, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan have been reduced. Losses associated with the curtailment of the pension plan were immaterial. The company did not contribute to the defined benefit pension plan during the quarters and nine-month periods ended December 31, 2012 and 2011, and does not expect to contribute to the plan during the fourth quarter of fiscal 2013.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters and nine-month periods ended December 31, 2012 and 2011.

As a result of the May 31, 2012 retirement of Dean E. Taylor, former President and Chief Executive Officer of Tidewater Inc., Mr. Taylor received in December 2012 a $13.0 million lump sum distribution in full settlement and discharge of his supplemental executive retirement plan benefit. A settlement loss of $5.2 million related to this distribution was recorded in general and administrative expenses during the quarter ended December 31, 2012. The settlement loss is the result of the recognition of previously unrecognized actuarial losses that were being amortized over time from accumulated other comprehensive income to pension expense. As a result of the December 2012 lump sum distribution, a portion of the previously unrecognized acturarial losses was required to be recognized in earnings in the current quarter in accordance with ASC 715.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at December 31, 2012 and March 31, 2012:

(In thousands)	December 31, 2012	March 31, 2012
Investments held in Rabbi Trust	$10,262	17,366
Unrealized gains (losses) in fair value of trust assets	(307)	251
Unrealized gains (losses) in fair value of trust assets are net of income tax expense of	165	135
Obligations under the supplemental plan	19,621	30,633

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Pension Benefits:
Service cost	$246	219	791	657
Interest cost	1,025	1,103	3,169	3,309
Expected return on plan assets	(687)	(644)	(2,061)	(1,932)
Amortization of prior service cost	12	12	37	36
Recognized actuarial loss	412	440	1,307	1,320
Settlement loss recognized	5,161	---	5,161	---

Net periodic benefit cost	$6,169	1,130	8,404	3,390

Other Benefits:
Service cost	$119	139	356	417
Interest cost	309	345	927	1,035
Amortization of prior service cost	(508)	(608)	(1,524)	(1,824)
Recognized actuarial (gain) loss	---	(1)	---	(3)

Net periodic benefit cost	$(80)	(125)	(241)	(375)

(5)	INDEBTEDNESS

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

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. In January 2012, the company elected to borrow the entire $125 million available under the term loan facility and used the proceeds to fund working capital and for general corporate purposes. Principal repayments on the term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% (currently estimated to be approximately $1.6 million per quarter) of the total outstanding borrowings as of July 26, 2013.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The company has $125 million in term loan borrowings outstanding at December 31, 2012 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin on leverage). The company had $40.0 million in outstanding borrowings, also whose fair value appoximates carrying value per above, under the amended and restated revolving credit agreement at December 31, 2012, and $410.0 million was available at December 31, 2012 for future financing needs. The company had no outstanding borrowings at March 31, 2012.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings.

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at December 31, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	December 31, 2012	March 31, 2012
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	7.8	8.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	180,102	166,916

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at December 31, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	December 31, 2012	March 31, 2012
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	6.9	7.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	459,490	430,339

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2012 and March 31, 2012, is an after-tax loss of $3.0 million ($4.6 million pre-tax), and $3.4 million ($5.3 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at December 31, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	December 31, 2012	March 31, 2012
Aggregate debt outstanding	$175,000	235,000
Weighted average remaining life in years	1.0	1.4
Weighted average coupon rate on notes outstanding	4.47%	4.43%
Fair value of debt outstanding	179,269	240,585

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Current Maturities of Long Term Debt

Principal repayments of approximately $143.2 million due during the twelve months ending December 31, 2013 are classified as long term debt in the accompanying balance sheet at December 31, 2012 because the company has the ability and intent to fund the repayments with other long term financing.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the nine-month periods ended December 31, are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Interest and debt costs incurred, net of interest capitalized	$7,183	6,027	21,918	14,854
Interest costs capitalized	2,564	3,841	8,299	12,439

Total interest and debt costs	$9,747	9,868	30,217	27,293

(6)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters and the nine-month periods ended December 31, are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2012	2011	2012	2011
Net Income available to common shareholders (A)	$29,947	34,087	104,159	53,769
Weighted average outstanding shares of common stock, basic (B)	49,162,547	51,036,420	49,585,930	51,203,598
Dilutive effect of options and restricted stock awards and units	221,738	206,329	220,669	267,661

Weighted average common stock and equivalents (C)	49,384,285	51,242,749	49,806,599	51,471,259

Earnings per share, basic (A/B)	$0.61	0.67	2.10	1.05
Earnings per share, diluted (A/C)	$0.61	0.67	2.09	1.04

Additional information:
Antidilutive incremental options and restricted stock awards and units	93,561	---	90,791	---

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(7)	COMMITMENTS AND CONTINGENCIES

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of December 31, 2012:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 12/31/12	Remaining Balance 12/31/12
Vessels under construction:
Deepwater platform supply vessels	14	$450,013	166,742	283,271
Towing supply/supply vessels	4	74,892	13,971	60,921
Crewboats and other	7	73,017	50,037	22,980

Total vessels under construction	25	597,922	230,750	367,172

Vessels to be purchased:
Deepwater platform supply vessels	4	168,550	---	168,550

Total vessels to be purchased	4	168,550	---	168,550

Total vessel commitments	29	$766,472	230,750	535,722

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater platform supply vessels (PSV) under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing supply/supply vessels under construction have 7,100 brake horsepower (BHP). Scheduled delivery for the new-build vessels has begun in January 2013, with delivery of the final new-build vessel expected in January 2015.

Regarding the four vessels to be purchased, the company took possession of two PSVs in January 2013. The first PSV has 3,500 DWTs of cargo capacity and the second PSV has 4,700 DWTs of cargo capacity. The remaining two vessels to be purchased have 4,700 DWTs of cargo capacity, and are scheduled for delivery in June and September 2013. As of December 31, 2012, the company had not expended any funds to acquire these four vessels.

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

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2012.

Two vessels under construction at a domestic shipyard have fallen substantially behind their original delivery schedule. The shipyard notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

contributed to the delay, the company and the shipyard reached an agreement during the quarter ended September 30, 2012 which included an increase in the contract price of each vessel, one or more change orders for each hull, among other modifications to the contract terms and the extension of the delivery dates of the two vessels by approximately seven and eight months, respectively.

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered timely and in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support is not available or cost effective, the company endeavors to limit its credit risk by minimizing pre-delivery payments and through other contract terms with the shipyard.

Merchant Navy Officers Pension Fund

A subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the subsidiary company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $4.2 million and $6.7 million at December 31, 2012 and March 31, 2012, respectively, all of which has been accrued. No additional liabilities were recorded during the nine months ended December 31, 2012, and $2.5 million of payments were made during the nine months ended December 31, 2012. Payments totaling $2.0 million were made into the fund during the quarter ended December 31, 2011.

The Fund’s Trustee may claim that the subsidiary company owes additional amounts for various reasons, including negative Fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions.

It is probable that the Fund’s Trustee will claim that the subsidiary company and other participating employers owe additional contributions to the Fund for the period March 2009 to March 2012 during the current fiscal year. The amount of any potential contributions by the subsidiary company, however, is not currently estimable at this time.

Sonatide Joint Venture

The company’s existing Sonatide joint venture agreement with Sonangol has been extended to March 31, 2013 to allow ongoing joint venture restructuring negotiations to continue.

The company is continuing discussions with Sonangol to restructure the existing joint venture and overall commercial relationship, although important and fundamental issues in the parties’ efforts to restructure the existing relationship remain outstanding and unresolved. The parties did have several constructive meetings during the quarter ended December 31, 2012. If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, however, the company will work toward an orderly wind up of the joint venture. Based on prior conduct between the parties during this period of uncertainty, we believe that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets,

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

Sonangol continues to express a willingness to consider some further contracting activity by the Sonatide joint venture. During the quarter ended December 31, 2012, the Sonatide joint venture entered into several new contracts with customers, some of which extend into 2014.

During the twelve months ended December 31, 2012, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets. The net reduction in the number of vessels operating in its Angolan operations during this twelve month period was not significant. The vessels that were redeployed outside its Angolan operations during the twelve months ended December 31, 2012, were chartered at new day rates that were comparable to, or higher than their respective expiring contracts in Angola, in part because of generally improving markets for these vessels.

For the nine months ended December 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $197.7 million, or 22%, of its consolidated vessel revenue, from an average of approximately 85 Tidewater-owned vessels that are marketed through the Sonatide joint venture (10 of which were stacked on average during the nine months ended December 31, 2012), and, for the nine months ended December 31, 2011, generated vessel revenues of approximately $190.5 million, or 25%, of consolidated vessel revenue, from an average of approximately 96 Tidewater-owned vessels (20 of which were stacked on average during the nine months ended December 31, 2011). For the year ended March 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $254 million, or 24%, of its consolidated vessel revenue, from an average of approximately 93 Tidewater-owned vessels (14 of which were stacked on average in fiscal 2012), and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23%, of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of December 31, 2012 and March 31, 2012, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $55 million and $46 million, respectively.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $75.6 million as of December 31, 2012). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $72.7 million as of December 31, 2012) of the total fines sought by the Macae Customs Office. The decision with respect to the entire 155.0 million Brazilian reais amount is subject to further administrative appellate review, and this further full review by a secondary appellate board is ongoing. The company is contesting the first appellate court’s decision with respect to the remaining 6.0 million Brazilian reais (approximately $2.9 million as of December 31, 2012) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing two vessels to start new charters in Brazil, the company filed two suits on August 22, 2011 and April 5, 2012, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of December 31, 2012, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equatorial Guinea Customs

In December 2012, the Customs Department of Equatorial Guinea assessed a $450 million fine against the company for alleged customs violations. The fines relate to five company vessels that were then operating in Equatorial Guinea. The Customs Department contends that the company has been operating vessels in Equatorial Guinea without appropriate temporary importation approvals. Equatorial Guinea, like many countries, has a customs regime which permits companies to import temporarily equipment into the country without paying customs as long as such equipment is not intended to be permanently located in the country. According to the Customs Department, the company failed to make the proper filings to qualify its vessels for temporary importation status. The size of the fine is apparently based on the insured value of one company vessel multiplied by five vessels multiplied by a penalty factor of two. The company is still assessing the underlying legal and factual background, but it disagrees both with the underlying claims of the Customs Department and the arbitrary and unjustifiable size of the assessment. The company also notes that in many instances, the obligation to obtain temporary importation status for the vessels was contractually assigned to the charterer, and the company is evaluating its rights under those contracts if in fact there was a failure to make the necessary filings to qualify for the exemption. We are actively engaged in discussions with the Customs Department to resolve the issue. The company does not have enough information available to it at this time to reasonably estimate the potential financial impact of the fine, even if a fine is ultimately paid, and no reserve has been established at this time against this exposure.

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

As a result of these actions, the company filed with the International Centre for Settlement of Investment Disputes (ICSID) a Request for Arbitration against the Republic of Venezuela seeking compensation for the expropriation of the company’s Venezuelan investments. On January 24, 2011, the arbitration tribunal, appointed under the ICSID Convention to resolve the investment dispute, held its first session on procedural issues in Washington, D.C. The arbitration tribunal established a briefing and hearing schedule related to jurisdictional issues. The briefing and hearings on jurisdiction concluded on March 1, 2012. The company expects the arbitration tribunal to issue a written ruling on jurisdictional issues prior to the end of our 2013 fiscal year (March 31, 2013). To the extent that the arbitration tribunal finds a basis for jurisdiction over this dispute, the company intends to continue diligently to prosecute its claim in the arbitration. While the company believes, after consultation with its advisors, that it is entitled to full reparation for the losses suffered as a result of the actions taken by the Republic, there can be no assurances that the company will prevail in the arbitration.

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

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Tidewater Marine International Inc. (“TMII”), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (“DPA”). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for a period of three years and seven days from the date of judicial approval of the Agreement, in return for: (a) TMII’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations contained in a three-count criminal information to be filed concurrently with the DPA; (b) TMII’s payment of a $7.35 million fine (which has been paid), (c) TMII’s and Tidewater Inc.’s compliance with certain undertakings relating to compliance with the FCPA and other applicable laws in connection with the company’s operations, and cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (d) TMII’s and Tidewater Inc.’s agreement to continue to address any deficiencies in the company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws, if and to the extent not already addressed; and (e) Tidewater Inc.’s agreement to report to the DOJ in writing annually for the term of the DPA regarding remediation of the matters that are the subject of the DPA, the implementation of any enhanced internal controls, and any evidence of improper payments the company may have discovered during the term of the DPA. Tidewater submitted its first annual report to the DOJ in November 2011 and its second annual report to the DOJ in November 2012.

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

Level 1:     Quoted market prices in active markets for identical assets or liabilities

Level 2:     Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:     Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of December 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,050	4,050	---	---
Preferred stock	---	---	---	---
Foreign stock	238	238	---	---
American depository receipts	1,751	1,751	---	---
Preferred American depository receipts	15	15	---	---
Real estate investment trusts	---	---	---	---
Debt securities:
Government debt securities	2,030	820	1,210	---
Open ended mutual funds	1,762	1,762	---	---
Cash and cash equivalents	1,947	548	1,399	---

Total	$11,793	9,184	2,609	---
Other pending transactions	(1,531)	(1,531)	---	---

Total fair value of plan assets	$10,262	7,653	2,609	---

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$8,248	8,248	---	---
Preferred stock	12	12	---	---
Foreign stock	542	542	---	---
American depository receipts	2,166	2,108	58	---
Preferred American depository receipts	8	8
Real estate investment trusts	139	139	---	---
Debt securities:
Government debt securities	2,891	1,219	1,672	---
Open ended mutual funds	2,690	2,690	---	---
Cash and cash equivalents	922	401	521	---

Total	$17,618	15,367	2,251	---
Other pending transactions	(252)	(252)	---	---

Total fair value of plan assets	$17,366	15,115	2,251	---

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

The company had no foreign exchange spot contracts outstanding at December 31, 2012. The company had one foreign exchange spot contract outstanding at March 31, 2012, which totaled a notional value of $1.0 million. The one spot contract settled by April 2, 2012.

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

At December 31, 2012, the company had four British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts have expiration dates between March 20, 2013 and September 20, 2013. The combined change in fair value of the forward contracts was

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

approximately $0.1 million, all of which was recorded as a foreign exchange gain during the nine months ended December 31, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$2,667	2,667	---	---
Long-term British pound forward derivative contracts	4,660	---	4,660	---

Total fair value of assets	$7,327	2,667	4,660	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$288,446	288,446	---	---
Long-term British pound forward derivative contracts	7,042	---	7,042	---

Total fair value of assets	$295,488	288,446	7,042	---

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

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the nine-month periods ended December 31, 2012 and 2011, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except number of assets)	2012	2011	2012	2011
Amount of impairment incurred	$2,074	1,037	5,638	3,607
Combined fair value of assets incurring impairment	3,940	4,262	12,542	8,175

(9)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at December 31, 2012 and March 31, 2012 is as follows:

(In thousands)	December 31, 2012	March 31, 2012
Recoverable insurance losses	$3,422	3,150
Deferred income tax assets	69,585	64,090
Deferred finance charges	5,510	6,797
Savings plans and supplemental plan	22,304	29,538
Noncurrent tax receivable	9,106	9,106
Other	3,915	5,173

	$113,842	117,854

A summary of accrued expenses at December 31, 2012 and March 31, 2012 is as follows:

(In thousands)	December 31, 2012	March 31, 2012
Payroll and related payables	$26,334	31,729
Commissions payable	19,818	14,309
Accrued vessel expenses	90,166	76,078
Accrued interest expense	3,453	8,095
Other accrued expenses	7,727	4,742

	$147,498	134,953

A summary of other current liabilities at December 31, 2012 and March 31, 2012 is as follows:

(In thousands)	December 31, 2012	March 31, 2012
Taxes payable	$26,862	23,791
Deferred credits - current	3,923	2,278
Dividend payable	304	156

	$31,089	26,225

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of other liabilities and deferred credits at December 31, 2012 and March 31, 2012 is as follows:

(In thousands)	December 31, 2012	March 31, 2012
Postretirement benefits liability	$27,987	27,809
Pension liabilities	34,119	40,875
Deferred gain on vessel sales	39,568	39,568
Other	18,893	20,303

	$120,567	128,555

(10)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In July 2012, the FASB issued an update to ASC 350, Intangibles—Goodwill and Other. This ASU amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The ASU is effective for impairment tests performed for fiscal years beginning after September 15, 2012. We will adopt this ASU for our fiscal 2014 impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated financial statements.

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

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and the nine-month periods ended December 31, 2012 and 2011. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Revenues:
Vessel revenues:
Americas	$84,532	82,741	244,498	245,310
Asia/Pacific	42,057	40,919	139,537	105,545
Middle East/N. Africa	42,027	27,839	106,528	78,706
Sub-Saharan Africa/Europe	136,427	118,987	414,396	342,652

	305,043	270,486	904,959	772,213
Other operating revenues	4,423	1,625	10,873	5,399

	$309,466	272,111	915,832	777,612

Vessel operating profit:
Americas	$14,442	18,462	34,140	39,846
Asia/Pacific	8,695	6,629	31,429	7,123
Middle East/N. Africa	13,720	362	26,282	(606)
Sub-Saharan Africa/Europe	21,171	25,418	92,597	69,273

	58,028	50,871	184,448	115,636
Corporate expenses	(16,712)	(10,972)	(39,663)	(29,854)
Goodwill impairment	---	---	---	(30,932)
Gain on asset dispositions, net	99	2,496	2,770	13,671
Other operating expense	(441)	(1,204)	103	(1,350)

Operating income	$40,974	41,191	147,658	67,171

Foreign exchange gain (loss)	52	(1,738)	(1,170)	735
Equity in net earnings of unconsolidated companies	2,639	3,482	8,359	9,427
Interest income and other, net	936	347	2,783	2,303
Interest and other debt costs	(7,183)	(6,027)	(21,918)	(14,854)

Earnings before income taxes	$37,418	37,255	135,712	64,782

Depreciation and amortization:
Americas	$10,110	9,703	30,831	28,997
Asia/Pacific	4,899	5,320	14,845	15,473
Middle East/N. Africa	4,996	4,532	13,463	13,272
Sub-Saharan Africa/Europe	16,396	14,687	47,198	42,282
Corporate	780	973	2,675	2,747

	$37,181	35,215	109,012	102,771

Additions to properties and equipment:
Americas	$9,210	1,974	51,106	6,292
Asia/Pacific	14,178	14,533	19,343	54,764
Middle East/N. Africa	1,448	14,807	3,243	15,960
Sub-Saharan Africa/Europe	50,623	36,404	99,157	49,163
Corporate (A)	57,036	63,669	145,321	172,099

	$132,495	131,387	318,170	298,278

(A)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a comparison of total assets at December 31, 2012 and March 31, 2012:

(In thousands)	December 31, 2012	March 31, 2012
Total assets:
Americas	$913,406	1,031,962
Asia/Pacific	626,107	654,357
Middle East/North Africa	501,173	405,625
Sub-Saharan Africa/Europe	1,569,951	1,519,124

	3,610,637	3,611,068
Investments in, at equity, and advances to unconsolidated companies	55,364	46,077

	3,666,001	3,657,145
Corporate (A)	389,663	404,473

	$4,055,664	4,061,618

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At December 31, 2012 and March 31, 2012, $222.8 million and $249.4 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and the nine-month periods ended December 31, 2012 and 2011:

Revenue by vessel class	Quarter Ended December 31,				Nine Months Ended December 31,
(In thousands)	2012	%	2011	%	2012	%	2011	%
Americas fleet:
Deepwater vessels	$48,089	16%	38,861	14%	129,116	14%	111,905	14%
Towing-supply/supply	29,418	10%	35,866	13%	94,879	10%	108,200	14%
Other	7,025	2%	8,014	3%	20,503	2%	25,205	3%
Total	$84,532	28%	82,741	31%	244,498	27%	245,310	32%
Asia/Pacific fleet:
Deepwater vessels	$21,862	7%	20,445	8%	71,791	8%	48,638	6%
Towing-supply/supply	19,277	6%	19,334	7%	65,006	7%	53.648	7%
Other	918	<1%	1,140	<1%	2,740	<1%	3,259	<1%
Total	$42,057	14%	40,919	15%	139,537	15%	105,545	14%
Middle East/N. Africa fleet:
Deepwater vessels	$15,407	5%	12,647	5%	38,966	4%	35,180	5%
Towing-supply/supply	25,870	8%	13,778	5%	64,729	7%	38,868	5%
Other	750	<1%	1,414	1%	2,833	<1%	4,658	1%
Total	$42,027	14%	27,839	10%	106,528	12%	78,706	10%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$64,509	21%	51,194	19%	194,820	22%	135,305	18%
Towing-supply/supply	54,816	18%	49,519	18%	167,376	18%	150,843	20%
Other	17,102	6%	18,274	7%	52,200	6%	56,504	7%
Total	$136,427	45%	118,987	44%	414,396	46%	342,652	44%
Worldwide fleet:
Deepwater vessels	$149,867	49%	123,147	46%	434,693	48%	331,028	43%
Towing-supply/supply	129,381	42%	118,497	44%	391,990	43%	351,559	46%
Other	25,795	8%	28,842	11%	78,276	9%	89,626	12%
Total	$305,043	100%	270,486	100%	904,959	100%	772,213	100%

TIDEWATER INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(12)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2012 and determined there was no goodwill impairment; however, the excess of estimated fair value over carrying value of the Asia/Pacific segment was less than 10% of the related carrying value.

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

Goodwill by reportable segment at December 31, 2012 and at March 31, 2012 is as follows:

(In thousands)	December 31, 2012	March 31, 2012
Americas	$114,237	114,237
Asia/Pacific	56,283	56,283
Middle East/N. Africa	---	---
Sub-Saharan Africa/Europe	127,302	127,302

	$297,822	297,822

(13)	SUBSEQUENT EVENTS

During January 2013, the company took delivery of two deepwater PSVs [Refer to Note (7)]. To fund the acquisitions, we borrowed $50 million under our revolving credit facility.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related condensed consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended December 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

February 1, 2013

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this report and include, without limitation, volatility in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well-developed or consistently enforced, especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

About Tidewater

We provide offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater manages and measures its business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe, and has one of the broadest global operating footprints in the offshore energy industry. We operate vessels in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At December 31, 2012, the company had 329 vessels (of which 10 were owned by joint ventures, 53 were stacked and two were withdrawn from service) available to serve the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides offshore vessel services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with many others in our industry, our business activity is largely dependent on the level of drilling and exploration activity of our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves.

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

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required drydocking, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking costs, but also continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels may require more frequent and more expensive repairs and drydockings. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive drydockings, even in the early years of a vessel’s useful life, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can create volatility in period to period drydock costs, which are primarily included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons of financial results more difficult.

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

Sonatide Joint Venture

The company’s existing Sonatide joint venture agreement with Sonangol has been extended to March 31, 2013 to allow ongoing joint venture restructuring negotiations to continue.

The company is continuing discussions with Sonangol to restructure the existing joint venture and overall commercial relationship, although important and fundamental issues in the parties’ efforts to restructure the existing relationship remain outstanding and unresolved. The parties did have several constructive meetings during the quarter ended December 31, 2012. If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, however, the company will work toward an orderly wind up of the joint venture. Based on prior conduct between the parties during this period of uncertainty, we believe that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

Sonangol continues to express a willingness to consider some further contracting activity by the Sonatide joint venture. During the quarter ended December 31, 2012, the Sonatide joint venture entered into several new contracts with customers, some of which extend into 2014.

During the twelve months ended December 31, 2012, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets. The net reduction in the number of vessels operating in its Angolan operations during this twelve month period was not significant. The vessels that were redeployed outside its Angolan operations during the twelve months ended December 31, 2012, were chartered at new day rates that were comparable to, or higher than their respective expiring contracts in Angola, in part because of generally improving markets for these vessels.

For the nine months ended December 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $197.7 million, or 22%, of its consolidated vessel revenue, from an average of approximately 85 Tidewater-owned vessels that are marketed through the Sonatide joint venture (10 of which were stacked on average during the nine months ended December 31, 2012), and, for the nine months ended December 31, 2011, generated vessel revenues of approximately $190.5 million, or 25%, of consolidated vessel revenue, from an average of approximately 96 Tidewater-owned vessels (20 of which were stacked on average during the nine months ended December 31, 2011). For the year ended March 31, 2012, Tidewater’s Angolan operations generated vessel revenues of approximately $254 million, or 24%, of its consolidated vessel revenue, from an average of approximately 93 Tidewater-owned vessels (14 of which were stacked on average in fiscal 2012), and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23%, of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of December 31, 2012 and March 31, 2012, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $55 million and $46 million, respectively.

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

The 35 countries that have ratified are: Antigua and Barbuda, Australia, the Bahamas, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Finland, Gabon, Greece, Kiribati, Latvia, Liberia, Luxembourg, Malta, Marshall Islands, Marocco, Netherlands, Norway, Palau, Panama, Philippines, Poland, Russian Federation, Saint Kitts and Nevis, St. Vincent and the Grenadines, Singapore, Spain, Sweden, Switzerland, Togo and Tuvalu. Notably, although Gabon has submitted instruments of ratification, its registration for Member state social protection benefits is still pending. The aforementioned 35 countries represent more than 50% of the world’s vessel tonnage, and, as such the requisites for ratification were met in August of 2012 for this Convention to become law in August 2013 in those ratifying countries. Because the company maintains that this Convention is unnecessary in light of existing international labor laws that offer substantial equivalency to the labor provisions of the Convention, the company continues to work with flag state and industry representatives to object to further ratifications of this Convention. The company continues to assess its global seafarer labor relationships and to review its fleet operational practices in light of the Convention requirements. Where the Convention will apply, the company and its customers’ operations may be negatively affected by future compliance costs which cannot be reasonably estimated at this time.

Macroeconomic Environment and Outlook

The primary driver of our business (and revenues) is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in exploration and production (E&P) companies’ decisions to contract drilling rigs and offshore service vessels in the various international markets or the U.S. GOM, with the various international markets being largely driven by supply and demand for crude oil, and the U.S. GOM being influenced both by the supply and demand for natural gas (primarily in regards to shallow water activity) and the supply and demand for crude oil (primarily in regards to deepwater activity).

Crude oil prices trended downward during the quarter ended December 31, 2012 due to continued lingering concerns regarding the struggling world economy and its impact on oil consumption. While the world economy experienced another year of deceleration in 2012, including in developing countries such as China, several economic indicators pointed to a tentative recovery during second half of 2012 and it is possible this momentum will be carried forward into 2013. The main source of these slowly improving conditions comes from the improving economy in the U.S., which has been lifted by some advances in the labor and the housing markets. Moreover, the contraction in the Euro-zone has been less-than-expected according to some economists in the second half of 2012.

Meanwhile, some economists believe the major emerging economies should experience growth at higher levels in the coming year. China, and to some extent India, are particularly expected to benefit from improving world trade in 2013. As a result, the coming year could see an end to the deceleration in the world economy, with forecasted GDP growth of 3.2%, compared to growth of 3.0% in the current year. Many uncertainties remain, however, and the most important factors for global economic growth will be the continuation of an improving economy in the U.S., further beneficial actions on austerity issues in the Euro-zone that do not unnecessarily cut off economic growth, and balancing the need to reduce the fiscal debt burden while stimulating growth in Japan. In the emerging economies, it remains to be seen how demand will be improved, given the likely continuation of low growth in their main exporting markets in the developed world.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will continue to be correlated with demand for, and the price of, crude oil, which at the end of December 2012, was trading around $91 per barrel for West Texas Intermediate (WTI) crude and around $111 per barrel for Intercontinental Exchange (ICE) Brent, unchanged from $91 per barrel for WTI and down slightly from $114 for ICE in mid-

October 2012. High crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels. Conversely, downward pricing trends result in lower E&P expenditures by our customers, and accordingly, lower demand for the company’s vessels.

Natural gas prices continue to be relatively weak due to the rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) exporting facilities around the world, which have contributed to an oversupplied natural gas market. The price of natural gas continued to trend higher during the quarter ended December 31, 2012 as the supply and demand balance for natural gas tightened due to increased demand for natural gas as a result of the industrial sector switching from coal to gas. In addition, some production shut-ins of natural gas dry wells occurred, but to date such shut-ins have not yet had a significant impact on natural gas pricing, in part because a considerable amount of natural gas is being derived as a byproduct of drilling crude oil and natural gas liquids-oriented wells in liquid rich basins onshore, which is contributing to an oversupplied market. As of the end of December 2012, natural gas was trading in the U.S. in the $3.30 to $3.40 per Mcf range which is down from the $3.40 to $3.60 per Mcf range in mid-October 2012. Oversupplied natural gas inventories in the U.S. exert downward pricing pressures on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High onshore gas production along with a prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would suppress demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is the more prevalent exploitable hydrocarbon resource).

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and deepwater activity has also been a source of growth for the company. Deepwater activity in non-U.S. markets did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and lower shipyard construction and financing costs. Reports published by IHS-Petrodata at the end of December 2012 indicate that the worldwide movable offshore drilling rig count (currently estimated at approximately 863, approximately 45% of which are designed to operate in deeper waters), will increase with approximately 200 new-build offshore rigs that are currently on order and under construction, most of which will be delivered within the next three years. Of the estimated 863 movable offshore rigs worldwide, approximately 663 are currently working. It is further estimated that approximately 54% of the new-build rigs are being built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years to nearly 50% of the market. Investment is also being made in the floating production unit market, with approximately 57 new floating production units currently under construction and expected to be delivered primarily over the next three years to supplement the current approximately 360 floating production units worldwide.

According to IHS-Petrodata, the global offshore supply vessel market at the end of December 2012 had 422 new-build offshore support vessels (platform supply vessels and anchor handlers only) under construction, most of which are expected to be delivered to the worldwide offshore vessel market within the next two and one half years. The current worldwide fleet of these classes of vessels is estimated at 2,862 vessels, of which Tidewater estimates more than 10% are stacked.

An increase in worldwide vessel capacity without a corresponding increase in vessel demand would tend to have the effect of lowering charter rates. The effects of vessel oversupply are particularly acute when reduced market prices for oil lead to lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels including over 740 vessels, or approximately 26%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, up to fifty percent of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2013 Third Quarter Business Highlights

During the first nine months of fiscal 2013, the company continued its focus on maintaining its competitive advantages and its market share in international markets where it operates and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older, or traditional, vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled downtime, and maintaining disciplined cost control.

At December 31, 2012, the company had 317 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 12.3 years. The average age of 227 newer vessels that have been acquired or constructed since calendar year 2000 as part of the company’s new-build and acquisition program is 5.5 years. The remaining 90 vessels have an average age of 29.4 years. During the nine months ended December 31, 2012 and 2011, the company’s newer vessels generated $828.5 million and $657.5 million, respectively, of revenue and accounted for 97%, or $369.7 million, and 88%, or $277.1 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs associated with the company’s new vessels exclude depreciation of $94.2 million and $72.2 million, respectively, during the same comparative periods.

The company’s consolidated net earnings for the first nine months of fiscal 2013 increased 94%, or $50.1 million, as compared to the same period in fiscal 2012, primarily due to an approximate 18%, or $138.2 million increase in total revenues, which was partially offset by a 12%, or $54.3 million, increase in vessel operating costs, and a $23.4 million, or 212%, increase in income tax expense. In addition, a $30.9 million non-cash goodwill impairment ($22.1 million after-tax, or $0.43 per share) was recorded during the second quarter of fiscal year 2012 on the company’s Middle East/North Africa segment as disclosed in Note (12) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The company recorded $915.8 million in revenues during the first nine months of fiscal 2013, which is an increase of $138.2 million over the revenue earned during the same period of fiscal 2012, due to a 17% increase in our total average day rates and an approximate seven percentage point increase in total vessel utilization. Increases in average day rates and utilization are attributable to higher demand for our vessels as a result of increased E&P activity by our customers due to upward trending oil prices as well as the operation of newer, more sophisticated vessels as well as the sale of stacked vessels which have been sold since December of 2011 as stacked vessels have a negative impact on vessel utilization statistics.

Vessel revenues generated by the company’s Americas segment during the first nine months of fiscal 2013 were comparable to the revenues earned during the same period in fiscal 2012, because decreases in the towing supply/supply and other vessel class revenues were nearly fully offset by revenue increases for the deepwater vessel class. Revenue on the towing supply/supply vessels decreased 12%, or $13.3 million, due to a fewer number of towing supply/supply vessels operating in this segment. Revenue for the other vessel class decreased $4.7 million, or 19%, due to a fewer number of other vessels operating in this segment due to vessel sales. Deepwater vessel revenue increased 15%, or $17.2 million, during the nine-month period ended December 31, 2012 as compared to the same period during fiscal 2012, due to a 9% increase in average day rates and an increase in the number of vessels in the area. Americas-based vessel operating costs increased 4%, or $5.1 million, during the first nine months of fiscal 2013 as compared to the same period in fiscal 2012.

Vessel revenues generated by our Asia/Pacific segment increased 32%, or $34.0 million, during the first nine months of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, due to an

11 percentage point increase in utilization rates and a 59% increase in average day rates on the deepwater vessels (providing a $23.2 million increase in deepwater vessel revenues) along with a 6% increase in average day rates on the towing supply/supply vessels (which provided an $12.4 million increase in revenue on this class). Vessel operating costs for the Asia/Pacific segment increased 14%, or $9.5 million, during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment increased 35%, or $27.8 million, during the first nine months of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, primarily due to an 18% increase in the average day rates on the towing supply/supply vessels operating in this segment. During the first nine months of fiscal 2013, vessel operating costs for the Middle East/North Africa segment decreased 3%, or $1.6 million, as compared to the same period in fiscal year 2012.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment increased 21%, or $71.7 million, during the first nine months of fiscal 2013 as compared to the revenues earned during the same period in fiscal 2012, primarily due to a $59.5 million increase in deepwater vessel revenue as a result of a 20% increase in average day rates and an increase in the number of deepwater vessels operating in this segment resulting from the addition of new vessels and vessels mobilizing into this segment. Also included in the fiscal 2013 revenues are retroactive rate increases (retroactive to January 1, 2012) on certain vessel charter agreements for which the company recognized a total of $7.4 million of revenues related to services provided during the six-months ended June 30, 2012. Revenue on the towing supply/supply class of vessel contributed $16.5 million to the increase of revenue during the same comparative periods due to a 10% increase in average day rates. Vessel operating costs for the Sub-Saharan Africa/Europe segment increased 21%, or $41.3 million, primarily due to increased repair and maintenance expense which was 68%, or $20.3 million higher during the nine months ended December 31, 2012 as compared to same period in fiscal 2012.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and the nine-month periods ended December 31, 2012 and 2011 and for the quarter ended September 30, 2012:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2012	%	2011	%	2012	%	2011	%	2012	%
Vessel revenues:
Americas	$84,532	28%	82,741	30%	244,498	27%	245,310	32%	82,316	27%
Asia/Pacific	42,057	14%	40,919	15%	139,537	15%	105,545	14%	45,738	15%
Middle East/N. Africa	42,027	14%	27,839	10%	106,528	12%	78,706	10%	32,051	10%
Sub-Saharan Africa/Europe	136,427	45%	118,987	44%	414,396	46%	342,652	44%	149,717	48%

	$305,043	100%	270,486	100%	904,959	100%	772,213	100%	309,822	100%

Vessel operating costs:
Crew costs	$87,469	29%	80,988	30%	265,584	29%	240,476	31%	90,811	29%
Repair and maintenance	36,143	12%	26,680	10%	96,121	11%	75,889	10%	32,754	11%
Insurance and loss reserves	7,381	2%	3,926	1%	16,542	2%	14,597	2%	3,810	1%
Fuel, lube and supplies	19,553	6%	17,126	6%	56,565	6%	54,887	7%	19,269	6%
Vessel operating leases	3,971	1%	4,492	2%	12,866	1%	13,475	2%	4,403	1%
Other	26,378	9%	22,626	8%	76,100	8%	70,106	9%	26,008	8%

	$180,895	59%	155,838	58%	523,778	58%	469,430	61%	177,055	57%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities for the quarters and the nine-month periods ended December 31, 2012 and 2011 and for the quarter ended September 30, 2012:

	Quarter Ended December 31.		Nine Months Ended December 31,		Quarter Ended September 30,
(In thousands)	2012	2011	2012	2011	2012
Other operating revenues	$4,423	1,625	10,873	5,399	2,096
Costs of other operating revenues	4,176	1,938	9,284	5,200	1,585

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and the nine-month periods ended December 31, 2012 and 2011 and for the quarter ended September 30, 2012.

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2012	%	2011	%	2012	%	2011	%	2012	%
Vessel operating costs:
Americas:
Crew costs	$27,951	33%	26,531	32%	85,308	35%	85,147	35%	29,610	36%
Repair and maintenance	10,797	13%	7,646	9%	29,634	12%	24,983	10%	10,725	13%
Insurance and loss reserves	1,941	2%	923	1%	4,130	2%	4,243	2%	761	1%
Fuel, lube and supplies	3,391	4%	3,914	5%	13,711	6%	13,088	5%	5,108	6%
Vessel operating leases	390	<1%	911	1%	2,123	1%	2,732	1%	822	1%
Other	6,370	8%	4,923	6%	15,921	6%	15,497	6%	6,008	7%

	50,840	60%	44,848	54%	150,827	62%	145,690	59%	53,034	64%
Asia/Pacific:
Crew costs	$15,599	37%	15,428	38%	53,921	39%	41,748	40%	19,793	43%
Repair and maintenance	3,015	7%	3,709	9%	8,642	6%	9,788	9%	3,019	7%
Insurance and loss reserves	1,026	2%	542	1%	1,553	1%	1,771	2%	425	1%
Fuel, lube and supplies	2,130	5%	2,764	7%	8,577	6%	10,352	10%	3,274	7%
Other	2,533	6%	2,129	5%	7,276	5%	6,797	6%	2,289	5%

	24,303	57%	24,572	60%	79,969	57%	70,456	67%	28,800	63%
Middle East/N. Africa:
Crew costs	$9,941	24%	9,231	33%	28,842	27%	25,410	32%	9,241	29%
Repair and maintenance	2,265	6%	4,098	14%	7,735	7%	11,294	14%	2,911	9%
Insurance and loss reserves	1,005	2%	486	2%	2,536	3%	2,520	3%	625	2%
Fuel, lube and supplies	3,367	8%	3,344	12%	8,394	8%	10,552	14%	2,925	9%
Vessel operating leases	506	1%	506	2%	1,519	1%	1,378	2%	507	2%
Other	2,589	6%	2,171	8%	7,111	7%	6,567	8%	1,690	5%

	19,673	47%	19,836	71%	56,137	53%	57,721	73%	17,899	56%
Sub-Saharan Africa/Europe:
Crew costs	$33,978	25%	29,798	25%	97,513	24%	88,171	26%	32,167	22%
Repair and maintenance	20,066	15%	11,227	9%	50,110	12%	29,824	9%	16,099	11%
Insurance and loss reserves	3,409	2%	1,975	2%	8,323	2%	6,063	2%	1,999	1%
Fuel, lube and supplies	10,665	8%	7,104	6%	25,883	6%	20,895	6%	7,962	5%
Vessel operating leases	3,075	2%	3,075	3%	9,224	2%	9,365	3%	3,074	2%
Other	14,886	11%	13,403	11%	45,792	11%	41,245	12%	16,021	11%

	86,079	63%	66,582	56%	236,845	57%	195,563	57%	77,322	52%

Total operating costs	$180,895	59%	155,838	58%	523,778	58%	469,430	61%	177,055	57%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and the nine-month periods ended December 31, 2012 and 2011 and for the quarter ended September 30, 2012.

	Quarter Ended December 31,						Nine Months Ended December 31,						Quarter Ended September 30,
(In thousands)	2012	%		2011	%		2012	%		2011	%		2012	%
Vessel operating profit:
Americas	$14,442	5%		18,462	7%		34,140	4%		39,846	5%		9,506	3%
Asia/Pacific	8,695	3%		6,629	2%		31,429	3%		7,123	1%		7,826	3%
Middle East/N. Africa	13,720	4%		362	<1%		26,282	3%		(606)	(<1%	)	6,280	2%
Sub-Saharan Africa/Europe	21,171	7%		25,418	9%		92,597	10%		69,273	9%		44,330	14%

	58,028	19%		50,871	19%		184,448	20%		115,636	15%		67,942	22%
Corporate expenses	(16,712)	(5%	)	(10,972)	(4%	)	(39,663)	(4%	)	(29,854)	(4%	)	(12,484)	(4%	)
Goodwill impairment	---	---		---	---		---	---		(30,932)	(4%	)	---	---
Gain on asset dispositions, net	99	<1%		2,496	1%		2,770	<1%		13,671	2%		1,833	1%
Other operating expenses	(441)	(<1%	)	(1,204)	(<1%	)	103	<1%		(1,350)	(<1%	)	(94)	(<1%	)

Operating income (loss)	40,974	14%		41,191	15%		147,658	16%		67,171	9%		57,197	18%

Foreign exchange gain (loss)	52	<1%		(1,738)	(1%	)	(1,170)	(<1%	)	735	<1%		529	<1%
Equity in net earnings of unconsolidated companies	2,639	1%		3,482	1%		8,359	1%		9,427	1%		3,357	1%
Interest income and other, net	936	<1%		347	<1%		2,783	<1%		2,303	<1%		1,128	<1%
Interest and other debt costs	(7,183)	(2%	)	(6,027)	(2%	)	(21,918)	(2%	)	(14,854)	(2%	)	(7,148)	(2%	)

Earnings (loss) beforeincome taxes	$37,418	12%		37,255	14%		135,712	15%		64,782	8%		55,063	18%

Americas Segment Operations. During the third quarter of fiscal 2013, Americas-based vessel revenues increased $1.8 million, or 2% as compared to the third quarter of fiscal 2012. Although Americas-based vessel revenue increased slightly during this period, increases in revenues generated by the deepwater vessels were offset by lower revenues generated by the towing supply/supply vessel class. Revenues earned on the deepwater vessels increased $9.2 million, or 24%, due to an increased number of vessels operating in this segment as a result of newly-delivered vessels added to the segment and because vessels transferred into the Americas segment from other segments. In addition, average day rates on the deepwater vessels increased 14% during the same comparative periods. Revenue on the towing supply/supply vessels decreased 18%, or $6.4 million, during the same comparative periods, primarily due to 6% percentage point decrease in utilization and to less towing supply/supply vessels operating in the segment due to vessel sales as well as a decrease in demand for this vessel type in America’s segment during the current year.

Americas-based vessel revenues during the nine-month period ended December 31, 2012 were comparable to the nine-month period ended December 31, 2011. Although Americas based vessel revenues were comparable during the periods, decreases in the towing supply/supply and other vessel class revenues were nearly fully offset by revenue increases for the deepwater vessels class. Revenue on the towing supply/supply vessels decreased 12%, or $13.3 million, due to a fewer number of towing supply/supply vessels operating in this segment. Revenue for the other vessel class decreased $4.7 million, or 19%, due to a fewer number of other vessels operating in this segment due to vessel sales. Deepwater vessel revenue increased 15%, or $17.2 million, during the nine-month period ended December 31, 2012 as compared to the same period during fiscal 2012, due to a 9% increase in average day rates and due to an increased number of newly delivered vessels operating in this segment and because vessels transferred into the Americas segment from other segments.

Total utilization rates for the Americas-based vessels increased six percentage points, during the first nine months of fiscal 2013 as compared to the first nine months in fiscal 2012; however, this increase is primarily a result of the sale of 25 older, stacked vessels from the Americas fleet during the twenty-one month period ended December 31, 2012. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. As such, stacked vessels depressed utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Within the Americas segment, the company continued to stack, and in some cases dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 21 Americas-based stacked vessels. During the first nine months of fiscal 2013, the company stacked five additional vessels, sold one vessel from the previously stacked vessel fleet and put one previously stacked vessel back to work resulting in a total of 24 stacked Americas-based vessels as of December 31, 2012.

Operating profit for the Americas-based vessels decreased 22%, or $4.0 million, and 14%, or $5.7 million, during the quarter and nine months ended December 31, 2012 as compared to the same periods of fiscal 2012 due to higher operating costs and higher depreciation expense which was offset by lower general and administrative expenses. Vessel operating costs during the quarter and nine-month periods ended December 31, 2012 increased by 13%, or $6.0 million, and 4%, or $5.1 million, when compared to the same periods in fiscal 2012 due to increased drydockings. Depreciation expense increased 4%, or $0.4 million, and 6%, or $1.8 million during the quarter and nine months ended December 31, 2012 as compared to the same periods in fiscal 2012, due to an increased number of vessels operating in this segment as discussed above. General and administrative expenses, during the first nine months of fiscal 2013 decreased 6%, or $0.6 million, and 7%, or $2.1 million, as compared to the same period in fiscal 2012, due to lower administrative payroll and benefits, stock based compensation and retirement benefits as well as lower office and property costs during the current period.

Americas-based vessel revenues increased 3%, or $2.2 million, during the third quarter of fiscal 2013 as compared to the second quarter of fiscal 2013, primarily due to an 8%, or $3.3 million, increase in deepwater vessel revenue due to a two percentage point increase in utilization rates and the ramp up of deepwater vessels which had occurred in the previous quarter contributed a full quarter of revenue during the third quarter of fiscal 2013. Deepwater vessel revenues were partially offset by a 5%, or $1.7 million, decrease in revenue on the towing supply/supply vessels, during the same comparative periods, due to reduction of the number of towing supply/supply vessels operating in the area.

Operating profit for the Americas-based vessels increased 52%, or $4.9 million, during the third quarter of fiscal 2013 as compared to the second quarter of fiscal 2013, due to 3%, or $2.2 million, higher vessel revenues and slightly lower vessel operating costs (crew costs and fuel offset by repairs and maintenance).

Crew costs decreased 5.6%, or $1.7 million, during the third quarter of fiscal 2013 as compared to the second quarter of fiscal 2013 due to a reduction in the number of towing supply/supply vessels operating in the area. Fuel, lube and supplies cost also decreased 34%, or $1.7 million, during the third quarter of fiscal 2013 as compared to the second quarter of fiscal 2013 due to higher fuel costs in the second quarter due to vessel mobilizations to the segment. Offsetting these decreases was an increase to repair and maintenance of $1.2 million, or 155%, during the same comparative periods, due to a greater number of drydockings being performed during the current period.

Asia/Pacific Segment Operations.  Asia/Pacific-based vessel revenues increased 32%, or $34.0 million, respectively, during the nine-month period ended December 31, 2012 as compared to the same periods during fiscal 2012, primarily due to higher revenues earned on the deepwater vessels. Deepwater vessel revenue increased $23.1 million, or 48%, during the same comparative periods, respectively, due to a 59% increase in average day rates and a 17 percentage point increase in utilization rates, respectively. Also, revenue on the towing supply/supply vessels increased $11.4 million, or 21%, respectively, during the quarter and nine-month period ended December 31, 2012 as compared to the same periods during fiscal 2012, due to 12 percentage point increases in utilization rates, respectively. Increases in utilization for these vessel classes was the result of under-utilized vessels in the segment put to work following the resolution of delays on certain customer projects at the end of fiscal 2012.

Asia/Pacific-based vessel revenues increased 3%, or $1.1 million, for the quarter ended December 31, 2012 as compared to the same period of the previous fiscal year primarily due to an increase in deepwater revenues of 7%, or $1.4 million due to a 40% increase in average day rates for the deepwater vessel fleet.

Within the Asia/Pacific segment, the company continued to dispose of vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 16 Asia/Pacific-based stacked vessels. During the first nine months of fiscal 2013, the company stacked no additional vessels and sold five vessels from the previously stacked vessel fleet, resulting in a total of 11 stacked Asia/Pacific-based vessels as of December 31, 2012.

Asia/Pacific-based vessel operating profit increased $24.3 million, during the nine-month period ended December 31, 2012 as compared to same period in fiscal 2012, due to higher revenues which were offset by higher vessel operating costs (crew costs). Crew costs increased 29% or $12.2 million, during the nine-month period ended December 31, 2012 as compared to the same period during fiscal 2012, due to increases in crew personnel operating in Australia after delays on certain customer projects ended.

Asia/Pacific-based vessel operating profit increased $2.1 million, or 31%, during the quarter ended December 31, 2012 as compared to same period in fiscal 2012, primarily due to higher revenues and lower depreciation expense. Depreciation expense decreased 8%, or $0.4 million, due to fewer net vessels operating in the area.

Asia/Pacific-based vessel revenues decreased 8%, or $3.7 million, during the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012, primarily due to a decrease in deepwater revenues of 11%, or $2.7 million, resulting from a reduction in deepwater vessel day rates of 16% and a reduction in the number of towing supply/supply vessels from the segment causing a 5%, or $1.0 million decrease in towing supply/supply vessel revenues for the comparable periods.

Operating profit for the Asia/Pacific-based vessels increased 11%, or $0.9 million, during the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012, primarily due to lower vessel operating costs (crew costs and fuel, lube and supplies costs) which were offset by lower revenues. Crew costs decreased 21%, or $4.2 million, during the same comparative periods, primarily due to a decrease in the number of vessels in the segment as well as higher than usual crew costs in the previous quarter due to the accrual of bonuses related to the completion of a project in Australia. Additionally, fuel, lube and supplies costs decreased 35%, or $1.1 million, during the same comparative periods due to a decrease in the number of vessels operating in the segment.

Middle East/North Africa Segment Operations.  Middle East/North Africa-based vessel revenues increased 51% and 35%, or $14.2 million and $27.8 million, respectively, during the quarter and the nine-month period ended December 31, 2012 as compared to the quarter and the nine-month period ended December 31, 2011, respectively. These increases are primarily attributable to increases in revenues from the towing supply/supply vessels of 88% and 67%, or $12.1 million and $25.9 million, respectively, during the same comparative periods, respectively, due to 21 and 21 percentage point increases in utilization rates and 40% and 28% increases in average day rates, respectively, resulting from the resolution of delays in the acceptance of and cancellations of other vessels as part of a multi-vessel package committed to charter hire contracts with one customer in the Middle East.

At the beginning of fiscal 2013, the company had seven Middle East/North Africa-based stacked vessels, and during the first nine months of fiscal 2013, the company stacked one additional vessel and two vessels from the previously stacked vessel fleet, resulting in a total of six stacked Middle East/North Africa-based vessels as of December 31, 2012.

Middle East/North Africa-based vessel operating profit increased $13.3 million and $26.9 million, during the quarter and nine-month period ended December 31, 2012 as compared to the same periods, respectively during fiscal 2012, due to higher revenues and lower vessel operating costs (repairs and maintenance) which were partially offset by increased general and administrative costs.

Repairs and maintenance costs decreased by 45% and 32%, or $1.8 million and $3.6 million, during the quarter and nine-month period ended December 31, 2012 as compared to the same periods during fiscal 2012, due to fewer drydockings and major repairs being performed during the current periods.

General and administrative expenses increased 17% and 28%, or $0.5 million and $2.3 million, respectively, during the quarter and nine-month period ended December 31, 2012 as compared to the same periods during fiscal 2012, due to an increase in administrative payroll and benefit costs (resulting from an increase in the number of administrative personnel operating in the segment), office and property costs, as well as travel expenses.

Middle East/North Africa-based vessel revenues increased 31% or $10.0 million, during the third quarter of fiscal 2013 as compared to the second quarter of fiscal 2013 which is due to increases in revenues from the towing supply/supply vessels of 37% or $7.0 million, as well as increases to deepwater vessel revenues of 26% or $3.1 million. Increases in towing supply/supply revenues were attributable to the transfer of a towing supply vessel into the area, an increase in towing supply/supply utilization of nine percentage points and an increase in day rates of 21.9% over the previous quarter. Deepwater revenue increased due to the transfer of a vessel into the area and a 13% increase in day rates when compared to the previous quarter.

Operating profit for the Middle East/North Africa-based vessels increased 119%, or $7.4 million, during the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012, primarily due to higher revenues as a result of vessels transferring to the area from other segments and an increase in utilization and day rates which were offset by increases in vessel operating costs (crew and other costs) and depreciation expense. Crew costs increased 8% or $0.7 million due to the additional crew needed for vessels transferred into the segment from other segments during the quarter ended December 31, 2012. Increases in other vessel costs of 53% or $0.9 million were the result of increases in the number of vessels operating in the area as well as higher broker’s commissions. Depreciation expense increased 13% or $0.6 million due to the increase in the number of vessels operating in the segment during the comparative periods.

Sub-Saharan Africa/Europe Segment Operations.  Sub-Saharan Africa/Europe-based vessel revenues increased 15% and 21%, or $17.4 million and $71.7 million, respectively, during the quarter and nine-month period ended December 31, 2012 as compared to the same periods during fiscal 2012. Revenues on the deepwater vessels and towing supply/supply vessels increased during the same comparative periods due to an increase in the number of deepwater and towing supply/supply vessels operating in this segment as a result of new vessel deliveries and the transfer of vessels into this segment. Revenues attributable to deepwater vessels increased by 26% and 44%, or $13.3 million and $59.5 million, respectively, during these comparable periods, also due to 19% and 18% increases in average day rates, respectively. The towing supply/supply vessels generated increases of 11% and 11%, or $5.3 million and $16.6 million, respectively, during the quarter and nine-month period ended December 31, 2012 as compared to the same periods in fiscal 2012. Also included in vessel revenues for the quarter ended September 30, 2012 are retroactive rate increases (retroactive to January 1, 2012) on certain vessel charter agreements for which the company recognized a total of $7.4 million of revenues related to services provided during the six-months ended June 30, 2012.

Total utilization rates for the Sub-Saharan Africa/Europe-based vessels increased three percentage points during the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012; however, this increase is a result of the sale of 20 older, stacked vessels from the Sub-Saharan Africa/Europe-based vessel fleet during the twenty one month period ended December 31, 2012. Within the Sub-Saharan Africa/Europe segment, the company also continued to stack, and in some cases dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 23 Sub-Saharan Africa/Europe-based stacked vessels. During the first nine months of fiscal 2013, the company stacked three additional vessels and sold 14 vessels from the previously stacked vessel fleet, resulting in a total of 12 stacked Sub-Saharan Africa/Europe-based vessels as of December 31, 2012.

Sub-Saharan Africa/Europe-based vessel operating profit decreased $4.2 million, or 17%, during the quarter ended December 31, 2012 as compared to the same period during fiscal 2012, primarily due to higher vessel operating costs (crew costs, repair and maintenance costs and other vessel costs) and depreciation expense which were partially offset by higher revenues.

Crew costs increased 14%, or $4.2 million, during the quarter ended December 31, 2012 as compared to the same period during fiscal 2012, due to a greater number of crew personnel assigned to this segment related to an increase in the number of deepwater vessels and towing supply/supply vessels operating in the segment. Repair and maintenance costs increased $8.8 million, or 79%, during the quarter ended December 31, 2012 as compared to the same period during fiscal 2012, due to a greater number of drydockings being performed during the current periods. Other vessel costs increased by 11%, or $1.5 million, during the quarter ended December 31, 2012 as compared to the same period during fiscal 2012, due to an increase in broker commissions and other costs related to the increased number of vessels in the area. Depreciation expense increased 12%, or $1.7 million, during the quarter ended December 31, 2012 as compared to the same period during fiscal 2012, respectively, due to an increase in the number of vessels operating in this segment.

Sub-Saharan Africa/Europe-based vessel operating profit increased $23.3 million, or 34%, during the nine-month period ended December 31, 2012 as compared to the same period during fiscal 2012, primarily due to higher revenues ($7.4 million of which relates to retroactive rate increases noted above) which were partially offset by increases in vessel operating costs (crew costs, repair and maintenance costs, fuel, lube and supplies and other vessel costs) and higher depreciation expense.

Crew costs increased 11%, or $9.3 million, during the nine months ended December 31, 2012 as compared to the same period during fiscal 2012, due to a greater number of crew personnel assigned to this segment related to an increase in the number of deepwater vessels and towing supply/supply vessels operating in the segment. Repair and maintenance costs increased $20.2 million, or 68%, during the nine months ended December 31, 2012 as compared to the same period during fiscal 2012, due to a greater number of drydockings and major repairs being performed during the current periods. Fuel, lube and supplies increased 24%, or $5.0 million, due to the increase in the number of vessels and crew in the segment. Other vessel costs increased by 11%, or $4.5 million, during the nine months ended December 31, 2012 as compared to the same period during fiscal 2012, due to an increase in and other costs related to the increased number of vessels in the area. Depreciation expense increased 12%, or $4.9 million, during the nine months ended December 31, 2012 as compared to the same period during fiscal 2012, respectively, due to an increase in the number of vessels operating in this segment.

Sub-Saharan Africa/Europe-based vessel revenues decreased 9%, or $13.2 million, during the third quarter of fiscal 2013 as compared to the second quarter of fiscal 2013 primarily due to a 14%, or $8.7 million, decrease in revenue generated by the towing supply/supply vessels due to a 9% decrease in average day rates during the comparable period. Revenues generated by deepwater vessels during the quarter ended December 31, 2012 also decreased 5% or $3.2 million, when compared to quarter ended September 30, 2012 due to a 13 percentage point reduction in utilization. Utilization decreases in the current quarter were due to increased drydockings. Also included in overall decrease in vessel revenues for the comparative periods are retroactive rate increases (retroactive to January 1, 2012) on certain vessel charter agreements for which the company recognized a total of $7.4 million of revenues during the quarter ended September 30, 2012.

Operating profit for the Sub-Saharan Africa/Europe-based vessels decreased 52%, or $23.2 million, during the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012, primarily due to revenue decreases and an 11%, or $8.8 million, increase to vessel operating costs (crew costs, repair and maintenance costs, fuel, lube and supplies cost). Crew costs increased $1.8 million, or 6%, during the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012, due to an increased number of vessels operating in the segment. Repair and maintenance costs increased $4.0 million, or 25%, during the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012, due to an increased number of drydockings. Fuel, lube and supplies costs also increased $2.7 million, or 34%, during the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012, due to an increased number of vessels and crew operating in the segment.

Other Items. Insurance and loss reserves expense increased $3.5 million and $1.9 million, or 88% and 13%, respectively, during the quarter and nine-month period ended December 31, 2012 as compared to the same periods during fiscal 2012, primarily due to additional premiums due as a result of the sinking of a 3,800 BHP tug (net book value at December 31, 2012, of approximately $4.2 million). The company believes that its insurance coverage, subject to customary retentions, deductibles and premium adjustments, is adequate to provide for the loss and any claims that may arise as as result of the sinking. The company is unaware of any personal injuries resulting from the incident. Insurance and loss reserves expense also increased $3.6 million, or 94% during the quarter ended December 31, 2012 as compared to the quarter ended September 30, 2012 for the same reason.

Gain on asset dispositions, net for the first nine months of fiscal 2013 decreased $10.9 million, or 79.7%, as compared to the same period in fiscal 2012, primarily due to fewer vessels being sold during the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012. Gain on asset dispositions, net was $1.7 million, or 95%, lower during the third quarter of fiscal 2013 as compared to the second quarter of fiscal 2013, because the current quarter included a $2.1 million impairment charge as compared to a $0.8 million impairment charge incurred during the quarter ended September 30, 2012. In addition, the current quarter had $0.2 million higher gains earned due to a greater number vessels being sold as compared to the prior quarter. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may, and usually do, fluctuate significantly from period to period.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and the nine-month periods ended December 31, 2012 and 2011, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except number of assets)	2012	2011	2012	2011
Amount of impairment incurred	$2,074	1,037	5,638	3,607
Combined fair value of assets incurring impairment	3,940	4,262	12,542	8,175

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (two vessels at December 31, 2012) or vessels owned by joint ventures (10 vessels at December 31, 2012).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and the nine-month periods ended December 31, 2012 and 2011 and the quarter ended September 30, 2012:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2012	2011	2012	2011	2012
REVENUES BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater vessels	$48,089	38,861	129,116	111,905	44,747
Towing-supply/supply	29,418	35,866	94,879	108,200	31,109
Other	7,025	8,014	20,503	25,205	6,460
Total	$84,532	82,741	244,498	245,310	82,316
Asia/Pacific fleet:
Deepwater vessels	$21,862	20,445	71,791	48,638	24,592
Towing-supply/supply	19,277	19,334	65,006	53,648	20,229
Other	918	1,140	2,740	3,259	917
Total	$42,057	40,919	139,537	105,545	345,738
Middle East/N. Africa fleet:
Deepwater vessels	$15,407	12,647	38,966	35,180	12,275
Towing-supply/supply	25,870	13,778	64,729	38,868	18,859
Other	750	1,414	2,833	4,658	917
Total	$42,027	27,839	106,528	78,706	32,051
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$64,509	51,194	194,820	135,305	67,696
Towing-supply/supply	54,816	49,519	167,376	150,843	63,548
Other	17,102	18,274	52,200	56,504	18,473
Total	$136,427	118,987	414,396	342,652	149,717
Worldwide fleet:
Deepwater vessels	$149,867	123,147	434,693	331,028	149,310
Towing-supply/supply	129,381	118,497	391,990	351,559	133,745
Other	25,795	28,842	78,276	87,626	26,767
Total	$305,043	270,486	904,959	772,213	309,822

UTILIZATION:
Americas fleet:
Deepwater vessels	73.1%	79.7	72.4	74.6	70.7
Towing-supply/supply	48.0	54.2	49.9	47.8	48.2
Other	82.4	59.6	78.4	65.4	72.5
Total	60.9%	61.0	60.9	57.3	58.6
Asia/Pacific fleet:
Deepwater vessels	89.2%	83.5	88.0	71.3	81.2
Towing-supply/supply	52.4	43.8	53.2	40.8	52.2
Other	100.0	100.0	81.1	93.1	100.0
Total	60.5%	54.4	60.6	49.3	58.7
Middle East/N. Africa fleet:
Deepwater vessels	89.8%	98.8	91.6	88.7	91.8
Towing-supply/supply	80.1	59.2	76.2	55.5	71.2
Other	28.6	50.0	35.1	54.4	34.5
Total	75.1%	65.2	73.3	61.4	69.9
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	70.3%	83.8	78.9	84.5	83.0
Towing-supply/supply	66.9	56.9	65.0	56.1	67.8
Other	77.2	79.7	77.9	82.1	79.9
Total	71.1%	70.0	72.6	69.8	75.4
Worldwide fleet:
Deepwater vessels	75.2%	84.2	79.2	79.8	79.8
Towing-supply/supply	61.1	53.9	60.4	50.7	59.9
Other	74.5	72.4	74.4	75.3	74.7
Total	67.5%	64.6	67.9	62.1	67.8

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2012	2011	2012	2011	2012
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater vessels	$28,721	25,247	27,756	25,486	28,450
Towing-supply/supply	13,721	13,812	13,994	14,202	14,103
Other	6,181	6,431	6,086	6,286	6,094
Total	$17,060	15,373	16,519	15,311	17,012
Asia/Pacific fleet:
Deepwater vessels	$35,453	25,357	36,114	22,684	42,037
Towing-supply/supply	12,592	12,836	13,211	12,462	12,663
Other	9,972	6,189	9,963	6,366	9,972
Total	$18,779	16,389	19,425	15,162	20,109
Middle East/N. Africa fleet:
Deepwater vessels	$20,710	17,484	19,396	17,675	18,359
Towing-supply/supply	12,020	8,604	10,605	8,257	9,857
Other	4,750	5,127	4,892	5,191	4,812
Total	$13,761	10,705	12,256	10,363	11,561
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$25,853	21,719	24,527	20,871	25,235
Towing-supply/supply	14,318	13,482	14,577	13,275	15,721
Other	5,054	4,889	5,060	4,894	5,236
Total	$14,053	12,181	13,934	11,658	14,602
Worldwide fleet:
Deepwater vessels	$27,100	22,696	26,199	22,052	27,102
Towing-supply/supply	13,399	12,636	13,385	12,558	13,705
Other	5,407	5,298	5,384	5,283	5,496
Total	$15,286	13,359	14,979	12,877	15,384

The following tables compare vessel day-based utilization percentages, average day rates and the number of active vessels (excluding stacked vessels) for the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new-build and acquisition program) and its older, or traditional, vessels for the quarters and the nine-month periods ended December 31, 2012 and 2011 and for the quarter ended September 30, 2012:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2012	2011	2012	2011	2012
UTILIZATION:
Americas fleet:
New vessels	82.8%	90.1	82.5	87.5	79.8
Traditional vessels	37.9	37.7	38.6	36.2	36.1
Total	60.9%	61.0	60.9	57.3	58.6
Asia/Pacific fleet:
New vessels	85.7%	83.1	88.0	77.9	84.2
Traditional vessels	0	10.2	0	11.9	0
Total	60.5%	54.4	60.6	49.3	58.7
Middle East/North Africa fleet:
New vessels	89.4%	68.2	87.9	65.3	84.4
Traditional vessels	34.4	59.6	39.6	56.2	37.5
Total	75.1%	65.2	73.3	61.4	69.9
Sub-Saharan Africa/Europe fleet:
New vessels	79.0%	84.8	83.1	86.5	86.8
Traditional vessels	39.7	36.1	35.8	34.5	36.7
Total	71.1%	70.0	72.6	69.8	75.4
Worldwide fleet:
New vessels	82.1%	83.4	84.3	82.8	84.7
Traditional vessels	33.4	35.5	32.8	34.6	32.0
Total	67.5%	64.6	67.9	62.1	67.8

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2012	2011	2012	2011	2012
AVERAGE VESSEL DAY RATES:
Americas fleet:
New vessels	$21,022	18,863	20,316	19,060	20,771
Traditional vessels	7,913	8,655	8,151	8,992	8,203
Total	$17,060	15,373	16,519	15,311	17,012
Asia/Pacific fleet:
New vessels	$18,779	17,395	19,425	16,456	20,109
Traditional vessels	---	3,749	---	4,043	---
Total	$18,779	16,389	19,425	15,162	20,109
Middle East/North Africa fleet:
New vessels	$14,310	12,337	13,119	12,746	12,453
Traditional vessels	9,707	7,174	7,831	6,674	7,179
Total	$13,761	10,705	12,256	10,363	11,561
Sub-Saharan Africa/Europe fleet:
New vessels	$14,783	12,921	14,608	12,320	15,332
Traditional vessels	8,313	8,226	8,479	8,169	8,773
Total	$14,053	12,181	13,934	11,658	14,602
Worldwide fleet:
New vessels	$16,503	14,835	16,210	14,414	16,660
Traditional vessels	8,282	8,021	8,217	7,992	8,258
Total	$15,286	13,359	14,979	12,877	15,384

AVERAGE VESSEL COUNT (EXCLUDING STACKED VESSELS):
Americas fleet:
New vessels	45	42	45	40	46
Traditional vessels	19	24	20	26	19
Total	64	66	65	66	65
Asia/Pacific fleet:
New vessels	28	30	30	29	29
Traditional vessels	---	2	---	3	---
Total	28	32	30	32	29
Middle East/North Africa fleet:
New vessels	32	27	29	26	28
Traditional vessels	6	9	7	12	8
Total	38	36	36	38	36
Sub-Saharan Africa/Europe fleet:
New vessels	119	106	116	104	114
Traditional vessels	14	20	14	22	14
Total	133	126	130	126	128
Worldwide fleet:
New vessels	224	205	220	199	217
Traditional vessels	39	55	41	63	41
Total	263	260	261	262	258

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the nine-month periods ended December 31, 2012 and 2011 and for the quarter ended September 30, 2012:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2012	2011	2012	2011	2012
Americas fleet:
Deepwater vessels	25	21	23	21	24
Towing-supply/supply	48	52	50	58	50
Other	15	23	16	22	16

Total	88	96	89	101	90
Less stacked vessels	24	30	24	35	25

Active vessels	64	66	65	66	65

Asia/Pacific fleet:
Deepwater vessels	7	11	8	11	8
Towing-supply/supply	32	37	34	38	33
Other	1	2	1	2	1

Total	40	50	43	51	42
Less stacked vessels	12	18	13	19	13

Active vessels	28	32	30	32	29

Middle East/N. Africa fleet:
Deepwater vessels	9	8	8	8	8
Towing-supply/supply	30	29	29	31	29
Other	6	6	6	6	6

Total	45	43	43	45	43
Less stacked vessels	7	7	7	7	7

Active vessels	38	36	36	38	36

Sub-Saharan Africa/Europe fleet:
Deepwater vessels	39	31	37	28	35
Towing-supply/supply	62	70	64	74	65
Other	48	51	48	52	48

Total	149	152	149	154	148
Less stacked vessel	16	26	19	28	20

Active vessels	133	126	130	126	128

Active owned or chartered vessels	263	260	261	262	258
Stacked vessels	59	81	63	89	65

Total owned or chartered vessels	322	341	324	351	323
Vessels withdrawn from service	2	2	2	3	2
Joint-venture and other	10	10	10	10	10

Total	334	353	336	364	335

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 53, 79 and 61 stacked vessels at December 31, 2012 and 2011 and September 30, 2012, respectively. Most of the vessels stacked are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2012 and March 31, 2012:

	December 31, 2012		March 31, 2012
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	254	$2,793,335	251	$2,567,321
Stacked vessels	53	30,825	67	34,768
Vessels withdrawn from service	2	633	2	633
Marine equipment and other assets under construction		235,176		261,679
Other property and equipment		38,683		41,364

Totals	309	$3,098,652	320	$2,905,765

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the nine months ended December 31:

	Nine Months Ended December 31,
	2012	2011
Number of vessels disposed by vessel type:
Anchor handling towing supply	12	33
Platform supply vessel	7	6
Other	6	3

Total	25	42

Number of vessels disposed by segment:
Americas	2	16
Asia/Pacific	6	6
Middle East/North Africa	3	11
Sub-Saharan Africa/Europe	14	9

Total	25	42

Vessel Deliveries and Acquisitions

During the first nine months of fiscal 2013, the company took delivery of seven newly-built vessels and acquired five vessels from third parties. Five of the delivered vessels are deepwater PSVs, which are 286-feet in length. These five PSVs were constructed at an international shipyard for a total aggregate cost of $146.8 million. The other two vessels delivered during the first nine months of fiscal 2013 are towing supply/supply class, AHTS vessels that have 8,200 brake horse power (BHP). These two vessels were constructed at a different international shipyard for a total aggregate cost of $47.8 million. The company also acquired five deepwater PSVs for a total cost of $114.0 million. These vessels range between 230-feet to 250-feet in length.

The company also acquired two towing supply/supply class PSV were originally leased back in fiscal 2006 and 2007. The company elected to repurchase these vessels from the lessors for an aggregate total of $17.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels.

During fiscal 2012, the company took delivery of 13 newly-built vessels and acquired 11 vessels from third parties. Six of the newly-built vessels are towing supply/supply class AHTS vessels and seven are deepwater class PSVs. The six AHTS vessels were constructed at two different international shipyards for an aggregate $94.2 million and have between 5,150 and 8,200 BHP. One 266-foot deepwater PSV was constructed at the company’s own shipyard, Quality Shipyards, L.L.C., for a cost of $36.1 million. The other six deepwater PSVs measure 286-feet and were constructed at the same international shipyard for $172.0 million. The company also acquired a 246-foot and a 250-foot deepwater PSV for a total aggregate cost of $41.6 million and nine 5,150 BHP towing supply/supply class, AHTS vessels for a total aggregate cost of $108.4 million.

Vessel Commitments at December 31, 2012

At December 31, 2012, the company had four 7,100 BHP towing supply/supply vessels under construction at an international shipyard, for a total expected cost of $74.9 million. The vessels are expected to be delivered beginning in July 2014 with final delivery of the last vessel in November 2014. As of December 31, 2012, the company had invested $14.0 million for these vessels.

The company is also committed to the construction of two 246-foot, one 261-foot, eight 275-foot, one 286-foot and two 300-foot deepwater platform supply vessels (PSVs) for a total estimated cost of $450.0 million. One U.S. located shipyard is constructing the 261-foot deepwater class vessel and a different U.S. shipyard is constructing the two 300-foot deepwater PSVs. Two different international shipyards are each constructing four 275-foot deepwater PSVs, and a third international shipyard is constructing the one 286-foot deepwater PSV. The 261-foot deepwater platform supply vessel has an expected delivery in April 2014. The eight 275-foot deepwater class vessels are expected to be delivered beginning in January 2014, with final delivery of the eighth vessel in January 2015. The company expects to take delivery of the 286-foot deepwater class vessel in February 2013. The two 300-foot deepwater class vessels are scheduled for delivery in September and December 2013. As of December 31, 2012, $166.7 million was invested in these 14 vessels.

Two vessels under construction at a domestic shipyard have fallen substantially behind their original delivery schedule. The shipyard notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, the company and the shipyard reached an agreement during the quarter ended September 30, 2012 which includes an increase in the contract price of each vessel, one or more change orders for each hull, among other modifications to the contract terms and the extension of the delivery dates of the two vessels by approximately seven and eight months, respectively.

The company is also committed to the construction of one 175-foot, fast supply boat, four water jet crewboats, and two 215-foot specialty vessels for a cost of $73.0 million. Three separate international shipyards are constructing these vessels. The company is experiencing a substantial delay with the fast supply boat, which is under construction in Brazil and was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company continues to pursue arbitration of these issues. The four water jet crewboats are expected to be delivered between February and June of 2013. As of December 31, 2012, the company had invested $50.0 million for the construction of these vessels.

At December 31, 2012, the company had agreed to purchase four PSVs for an aggregate total purchase price of $168.6 million. The company took possession of two PSVs in January 2013 for $28.3 and $46.7 million, respectively. The first PSV has 3,500 DWTs of cargo capacity and the second PSV has 4,700 DWTs of cargo capacity. The company is expected to take delivery of the remaining purchased PSVs in June and September 2013, respectively. As of December 31, 2012, the company had not expended any funds to acquire these two vessels.

Vessel Commitments Summary at December 31, 2012

The table below summarizes the various vessel commitments by vessel class and type as of December 31, 2012:

	Non-U.S. Built				U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Invested Through 12/31/12	Remaining Balance 12/31/12	Number of Vessels	Total Cost	Invested Through 12/31/12	Remaining Balance 12/31/12
In thousands, except number of vessels:
Deepwater platform supply vessels	15	$466,221	70,283	395,938	3	152,342	96,459	55,883
Towing-supply/supply vessels	4	74,892	13,971	60,921	---	---	---	---
Crewboats and other	7	73,017	50,037	22,980	---	---	---	---

Totals	26	$614,130	134,291	479,839	3	152,342	96,459	55,883

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	03/13	06/13	09/13	12/13	03/14	Thereafter
Deepwater platform supply vessels	3	1	2	1	3	8
Towing-supply/supply vessels	---	---	---	---	---	4
Crewboats and other	3	1	1	2	---	---

Totals	6	2	3	3	3	12

(In thousands)
Expected quarterly cash outlay	$110,394	74,429	87,089	37,207	59,166	167,437	(A)

(A)	The $167,437 of ‘Thereafter’ vessel construction obligations are expected to be paid out during fiscal 2015.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Condensed Consolidated Financial Statements. The company has $535.7 million in unfunded capital commitments associated with the 25 vessels currently under construction and the four vessel purchase commitments at December 31, 2012.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenue for the quarters and the nine-month periods ended December 31 and September 30 consist of the following components:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2012	%	2011	%	2012	%	2011	%	2012	%
Personnel	$30,055	10%	23,437	9%	81,557	9%	67,460	9%	26,347	8%
Office and property	6,264	2%	5,965	2%	18,579	2%	17,530	2%	6,288	2%
Sales and marketing	2,492	1%	2,611	1%	7,079	1%	7,012	1%	2,209	1%
Professional services	4,607	1%	5,855	2%	13,260	1%	16,451	2%	4,288	1%
Other	2,921	1%	2,557	1%	8,395	1%	7,326	1%	2,735	1%

	$46,339	15%	40,425	15%	128,870	14%	115,779	15%	41,867	13%

General and administrative expenses, during the third quarter of fiscal 2013, were 14%, or $5.9 million, higher than the third quarter of fiscal 2012, due to increases in personnel expenses which increased 28%, or $6.6 million primarily due to the settlement of a supplemental retirement plan of the former chief executive officer of the company. These increases were offset by a $1.3 million reduction in professional services expenses.

General and administrative expenses were higher by approximately 11%, or $13.1 million, during the nine month period ended December 31, 2012, as compared to the same period in fiscal 2012, primarily due to higher personnel expenses of 21%, or $14.1 million, due to the settlement of a supplemental retirement plan of the former chief executive officer of the company as well as higher costs related to stock based compensation awards. These increases were offset by a reduction in professional service costs.

General and administrative expenses during the third quarter of fiscal 2013 were higher by approximately 14%, or $5.7 million, as compared to the quarter ended September 30, 2012, due to increases in personnel expenses which increased 14%, or $3.7 million, primarily due to the settlement of a supplemental retirement plan of a former officer of the company.

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

Availability of Cash

At December 31, 2012, the company had $54.2 million in cash and cash equivalents, of which $36.1 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

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

In July 2011, the credit facility was amended to allow 365 days (originally 180 days) from the closing date (“delayed draw period”) to make multiple draws under the term loan. In January 2012, the company elected to borrow the entire $125 million available under the term loan facility and used the proceeds to fund working capital and for general corporate purposes. Principal repayments on the term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% (currently estimated to be approximately $1.6 million per quarter) of the total outstanding borrowings as of July 26, 2013.

The company has $125 million in term loan borrowings outstanding at December 31, 2012 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin on leverage). The company had $40.0 million in outstanding borrowings, also whose fair value appoximates carrying value per above, under the amended and restated revolving credit agreement at December 31, 2012, and $410.0 million was available at December 31, 2012 for future financing needs. The company had no outstanding borrowings at March 31, 2012.

August 2011 Senior Notes.  On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at December 31, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	December 31, 2012	March 31, 2012
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	7.8	8.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	180,102	166,916

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at December 31, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	December 31, 2012	March 31, 2012
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	6.8	7.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	459,490	430,339

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2012 and March 31, 2012, is an after-tax loss of $3.0 million ($4.6 million pre-tax, and $3.3 million ($5.1 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at December 31, 2012 and March 31, 2012, is as follows:

(In thousands, except weighted average data)	December 31, 2012	March 31, 2012
Aggregate debt outstanding	$175,000	235,000
Weighted average remaining life in years	1.0	1.4
Weighted average coupon rate on notes outstanding	4.47%	4.43%
Fair value of debt outstanding	179,269	240,585

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Current Maturities of Long Term Debt

Principal repayments of approximately $143.2 million due during the twelve months ending December 31, 2013 are classified as long term debt in the accompanying balance sheet at December 31, 2012 because the company has the ability and intent to fund the repayments with other long term financing.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the nine-month periods ended December 31, 2012 and 2011 are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2012	2011	2012	2011
Interest and debt costs incurred, net of interest capitalized	$7,183	6,027	21,918	14,854
Interest costs capitalized	2,564	3,841	8,299	12,439

Total interest and debt costs	$9,747	9,868	30,217	27,293

Total interest and debt costs were higher, during the quarter and the nine-month periods ended December 31, 2012 than the same periods in fiscal 2012, because of an increase in interest expense related to the issuance of $165 million senior notes during the quarter ended December 31, 2011 and the $125 million term loan as discussed above. Also, the relative-portion of interest cost capitalized during the quarter and the nine-month period ended December 31, 2012 was lower than the same periods in fiscal 2012 due to a decrease in the level of investments in the company’s new construction program during the comparative periods.

Share Repurchases

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At December 31, 2012, $180.0 million remains available to repurchase shares under the May 2012 share repurchase program.

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

The cash paid for common stock repurchased, along with number of shares repurchased, and average price paid per share is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2012	2011	2012	2011
Aggregate cost of common stock repurchased	$20,006	35,015	85,034	35,015
Shares of common stock repurchased	456,400	739,231	1,856,900	739,231
Average price paid per common share	$43.83	47.37	45.79	47.37

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except dividend per share)	2012	2011	2012	2011
Dividends declared	$12,405	12,844	37,574	38,787
Dividend per share	0.25	0.25	0.75	0.75

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the nine months ended December 31, is as follows:

(In thousands)	2012	Change	2011
Net earnings	$104,159	50,390	53,769
Depreciation and amortization	109,013	6,242	102,771
Provision (benefit) for deferred income taxes	(8,682)	15,353	(24,035)
Gain on asset dispositions, net	(2,770)	10,901	(13,671)
Goodwill impairment	---	(30,932)	30,932
Changes in operating assets and liabilities	(24,708)	(27,648)	2,940
Other non-cash items	5,700	706	4,994

Net cash provided by operating activities	$182,711	25,011	157,700

Cash flows from operations increased $27.4 million, or 15.9%, to $182.7 million, during the nine months ended December 31, 2012 as compared to $157.7 million during the nine months ended December 31, 2011, due primarily to an increase in net earnings, a goodwill impairment charge incurred in fiscal 2012, a decrease in the benefit for deferred income taxes due to an increase in pretax income and because the prior year included a $13.1 million tax benefit related to the goodwill impairment charge, and to changes in net operating assets and liabilities; specifically, an increase in trade and other receivable balances of $34.8 million. This increase in trade and other receivables was partially offset by a $7.2 million increase in trade payables due to the timing of payments which used cash, and an $8.0 million increase in other operating activities primarily due to distributions of accrued supplemental executive retirement plan assets.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, is as follows:

(In thousands)	2012	Change	2011
Proceeds from the sale of assets	$18,620	(11,386)	30,006
Additions to properties and equipment	(326,648)	(32,036)	(297,009)
Other	(788)	(950)	162

Net cash used in investing activities	$(308,816)	(44,372)	(266,841)

Investing activities for the nine months ended December 31, 2012 used $308.8 million of cash, which is primarily attributed to $326.6 million of additions to properties and equipment partially offset by $18.6 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $33.7 million in capitalized major repair costs, $291.6 million for the construction and purchase of offshore marine vessels and $1.3 million in other properties and equipment purchases.

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

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended December 31, is as follows:

(In thousands)	2012	Change	2011
Principal payments on debt	$(60,000)	(20,000)	(40,000)
Debt borrowings	40,000	(125,000)	165,000
Debt issuance costs	---	245	(245)
Proceeds from exercise of stock options	1,968	1,129	839
Cash dividends	(37,426)	1,266	(38,692)
Excess tax benefit on stock options exercised	74	(45)	119
Stock repurchases	(85,034)	(50,019)	(35,015)

Net cash used in financing activities	$(140,418)	(192,186)	51,768

Financing activities for the nine months ended December 31, 2012 used $140.4 million of cash, which is primarily the result of $85.0 million used to repurchase the company’s common stock, $60.0 million used to repay debt, and $37.4 million used for the quarterly payment of common stock dividends of $0.25 per common share. Uses of cash were partially offset by $40.0 million of borrowings from the revolving line of credit.

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

At December 31, 2012, the company had approximately $54.2 million of cash and cash equivalents. In addition, there was $410.0 million of credit facilities available at December 31, 2012

Currently the company is experiencing substantial delay with one fast, crew/supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2012.

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

Two vessels under construction at a domestic shipyard have fallen substantially behind their original delivery schedule. The shipyard notified the company that the shipyard should be entitled to a delay in the delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, the company and the shipyard reached an agreement during the quarter ended December 31, 2012 which includes an increase in the contract price of each vessel, one or more change orders for each hull, among other modifications to the contract terms and the extension of the delivery dates of the two vessels by approximately seven and eight months, respectively.

Merchant Navy Officers Pension Fund. A subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the subsidiary company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $4.2 million and $6.7 million at December 31, 2012 and March 31, 2012, respectively, all of which has been accrued. No additional liabilities were recorded during the nine months ended December 31, 2012, and $2.5 million of payments were made during the nine months ended December 31, 2012. Payments totaling $2.0 million were made into the fund during the quarter ended December 31, 2011.

The Fund’s Trustee may claim that the subsidiary company owes additional amounts for various reasons, including negative Fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions.

It is probable that the Fund’s Trustee will claim that the subsidiary company and other participating employers owe additional contributions to the Fund for the period March 2009 to March 2012 during the current fiscal year. The amount of any potential contributions by the subsidiary company, however, is not currently estimable at this time.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $75.6 million as of December 31, 2012). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $72.7 million as of December 31, 2012) of the total fines sought by the Macae Customs Office. The decision with respect to the entire 155.0 million Brazilian reais amount is subject to further administrative appellate review, and this further full review by a secondary appellate board is ongoing. The company is contesting the first appellate court’s decision with respect to the remaining 6.0 million Brazilian reais (approximately $2.9 million as of December 31, 2012) in fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing two vessels to start new charters in Brazil, the company filed two suits on August 22, 2011 and April 5, 2012, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of December 31, 2012, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Equatorial Guinea Customs. In December 2012, the Customs Department of Equatorial Guinea assessed a $450 million fine against the company for alleged customs violations. The fines relate to five company vessels that were then operating in Equatorial Guinea. The Customs Department contends that the company has been operating vessels in Equatorial Guinea without appropriate temporary importation approvals. Equatorial Guinea, like many countries, has a customs regime which permits companies to import temporarily equipment into the country without paying customs as long as such equipment is not intended to be permanently located in the country. According to the Customs Department, the company failed to make the proper filings to qualify its vessels for temporary importation status. The size of the fine is apparently based on the insured value of one company vessel multiplied by five vessels multiplied by a penalty factor of two. The company is still assessing the underlying legal and factual background, but it disagrees both with the underlying claims of the Customs Department and the arbitrary and unjustifiable size of the assessment. The company also notes that in many instances, the obligation to obtain temporary importation status for the vessels was contractually assigned to the charterer, and the company is evaluating its rights under those contracts if in fact there was a failure to make the necessary filings to qualify for the exemption. We are actively engaged in discussions with the Customs Department to resolve the issue. The company does not have enough information available to it at this time to reasonably estimate the potential financial impact of the fine, even if a fine is ultimately paid, and no reserve has been established at this time against this exposure.

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

Supplemental Retirement Plan. As a result of the May 31, 2012 retirement of Dean E. Taylor, former President and Chief Executive Officer of Tidewater Inc., Mr. Taylor received in December 2012 a $13.0 million lump sum distribution in full settlement and discharge of his supplemental executive retirement plan benefit. A settlement loss of $5.2 million related to this distribution was recorded in general and administrative expenses during the quarter ended December 31, 2012. The settlement loss is the result of the recognition of previously unrecognized actuarial losses that were being amortized over time from accumulated other comprehensive income to pension expense. As a result of the December 2012 lump sum distribution, a portion of the previously unrecognized actuarial losses was required to be recognized in earnings in the current quarter in accordance with ASC 715.

Legal Proceedings. In January, 2013, the Ministry of the Environment, Nature Conservation, and Tourism, an agency of the Democratic Republic of Congo (DRC) with jurisdiction over environmental affairs, delivered a letter requesting that the company pay $0.25 million to the DRC. The request was made as indemnification for alleged environmental damages to the coastal waters of the DRC related to the sinking of the company’s anchor handling tug, Nana Tide, in shallow waters off the Congolese coast on December 21, 2012. The cause of the casualty loss is not yet known. We are cooperating with our customer, our insurers and DRC authorities to evaluate how best to recover the vessel and limit the environmental impact of this incident. It appears that the DRC has hired its own environmental advisor to further evaluate the environmental impact of the sinking. While there has been some evidence, from time to time, of a sheen in the immediate vicinity of the Nana Tide, we do not believe that there has been any major breach of her liquid tanks. Also, other than the initial letter from the DRC agency, we are not aware of any proceedings that have been instituted by the DRC.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the company’s consolidated contractual obligations as of December 31, 2012 for the remaining months of fiscal 2013, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2013	2014	2015	2016	2017	More Than 5 Years
Vessel purchase obligations	$168,550	74,950	93,600	---	---	---	---

Vessel construction obligations	367,172	35,444	164,291	167,437	---	---	---

Total obligations	$535,722	110,394	257,891	167,437	---	---	---

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

The bareboat charter agreements on the first two vessels, whose original expiration dates were in calendar year 2014, ended in September and October 2012 because the company exercised its option to repurchase these vessels as discussed below. The bareboat charter agreements on the third and fourth vessels expire in 2015 and the company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The bareboat charter agreement on the fifth vessel expires in 2016. The company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019.

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

Future Minimum Lease Payments

As of December 31, 2012, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
Remaining three months of 2013	$2,676	1,205	3,881
2014	10,702	4,825	15,527
2015	2,836	4,825	7,661
2016	---	2,304	2,304
Thereafter	---	---	---

Total future lease payments	$16,214	13,159	29,373

For the quarters and the nine-month periods ended December 31, 2012 and 2011, the company expensed approximately $4.0 million and $4.5 million, and $12.9 million and $13.5 million, respectively, on all of its bareboat charter arrangements.

Goodwill

For information regarding the $30.9 million non-cash goodwill impairment recorded during the quarter ended September 30, 2011, please refer to Note (12) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report. The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2012 and determined there was no goodwill impairment, however, the excess of estimated fair value over the carrying value of the Asia/Pacific segment was less than 10% of the related carrying value. Goodwill associated with this reporting unit totaled approximately $56.3 million at December 31, 2012.

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

At December 31, 2012, the company had a $125.0 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage, which together currently approximate 2.0% percent (1.75% margin plus 0.25% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $125.0 million term loan borrowings at December 31, 2012 would change the company’s interest costs by approximately $1.25 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at December 31, 2012 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2012, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
August 2011	165,000	180,102	168,685	192,453
September 2010	425,000	459,490	433,224	487,762
July 2003	175,000	179,269	177,557	181,017

Total	$765,000	818,861	779,466	861,232

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

Derivatives

The company had no foreign exchange spot contracts outstanding at December 31, 2012. The company had one foreign exchange spot contract outstanding at March 31, 2012, which totaled a notional value of $1.0 million. The one spot contract settled by April 2, 2012.

At December 31, 2012, the company had four British pound forward contracts outstanding totaling $4.7 million, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (7) and elsewhere in this document. The forward contracts have expiration dates between March 20, 2013 and September 20, 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange gain during the nine months ended December 31, 2012, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Nana Tide Sinking

In January, 2013, the Ministry of the Environment, Nature Conservation, and Tourism, an agency of the Democratic Republic of Congo (DRC) with jurisdiction over environmental affairs, delivered a letter requesting that the company pay $0.25 million to the DRC. The request was made as indemnification for alleged environmental damages to the coastal waters of the DRC related to the sinking of the company’s anchor handling tug, Nana Tide, in shallow waters off the Congolese coast on December 21, 2012. The cause of the casualty loss is not yet known. We are cooperating with our customer, our insurers and DRC authorities to evaluate how best to recover the vessel and limit the environmental impact of this incident. It appears that the DRC has hired its own environmental advisor to further evaluate the environmental impact of the sinking. While there has been some evidence, from time to time, of a sheen in the immediate vicinity of the Nana Tide, we do not believe that there has been any major breach of her liquid tanks. Also, other than the initial letter from the DRC agency, we are not aware of any proceedings that have been instituted by the DRC.

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

The following table summarizes the stock repurchase activity for the three months ended December 31, 2012 and the approximate dollar value of shares that may yet be purchased pursuant to the stock repurchase program:

	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased
October 1, 2012 – October 31, 2012	---	$	---	---	$200,000,000
November 1, 2012 – November 30, 2012	456,400		43.83	456,400	179,994,676
December 1, 2012 – December 31, 2012	---		---	---	179,994,676

Total	456,400		$43.83	456,400

ITEM  3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4.    RESERVED

None.

ITEM  5.    OTHER INFORMATION

None.

ITEM  6.    EXHIBITS

The information required by this Item 6 is set forth in the Index to Exhibits accompanying this quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

TIDEWATER INC.
(Registrant)

Date: February 1, 2013	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: February 1, 2013	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: February 1, 2013	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

10.1*+	Amendment to the Amended and Restated Directors Deferred Stock Units Plan (effective November

15, 2012).

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.