Form 10-K
period 2013-03-31
TIDEWATER INC
filed 2013-05-21
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Large accelerated filer ☒    Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 30, 2012, the aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant was $2,390,575,522 based on the closing sales price as reported on the New York Stock Exchange of $48.53.

As of April 30, 2013, 49,494,676 shares of Tidewater Inc. common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s last fiscal year is incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2013

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

PART I

ITEM 1.    BUSINESS

Tidewater Inc., a Delaware corporation that is a listed company on the New York Stock Exchange under the symbol “TDW”, provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. The company was incorporated in 1956 and conducts its operations through wholly-owned United States (U.S.) and international subsidiaries, as well as through joint ventures in which Tidewater has majority and sometimes non-controlling interests (where required to satisfy local ownership or content requirements). Unless otherwise required by the context, the term “company” as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

About Tidewater

The company provides offshore vessel services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. Included within the company’s offshore service vessel fleet are vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service.

The company has one of the broadest operating global footprints in the offshore energy industry with operations in most of the world’s significant crude oil and natural gas exploration and production offshore regions, which allows us to be responsive to the needs of our customers. Our wide operating footprint facilitates strong customer relationships and the ability to react quickly to local market conditions and changing customer needs. The company is also one of the most experienced international operators in the offshore energy industry with over five decades of international experience.

At March 31, 2013, the company had 328 vessels (of which 10 were owned by joint ventures, 51 were stacked and two were withdrawn from service) available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this report for additional information regarding our stacked vessels and vessels withdrawn from service.

The company also operated two shipyards that construct, upgrade and repair vessels. The shipyards performed repair work and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. One of the two shipyards was sold during fiscal 2013 and the remaining yard is currently being used for repair work.

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

Offices and Facilities

The company’s worldwide headquarters and principal executive offices are located at 601 Poydras Street, Suite 1900, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company’s U.S. marine operations are based in Amelia, Louisiana; Oxnard, California; and Houston, Texas. The company’s shipyard is located in Houma, Louisiana. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico; Port of Spain, Trinidad; Aberdeen, Scotland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Perth, Australia; Shenzhen, China; Port Moresby, Papua New Guinea; Al Khobar, Kingdom of Saudi Arabia, and Dubai, United Arab Emirates. The company’s operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

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

Our Americas segment includes the activities of our North American operations, which include the U.S. Gulf of Mexico (GOM) and U.S. coastal waters of the Pacific and Atlantic oceans, Mexico, Trinidad and Brazilian operations. The Asia/Pacific segment includes our Australian and Southeast Asian and Pacific operations. Middle East/North Africa includes our operations in Egypt, the Arabian Gulf and India. Lastly, our

Sub-Saharan Africa/Europe segment includes operations conducted along the East and West Coasts of Africa as well as operations in and around the Caspian Sea and the North Sea.

Our principal customers in each of these business segments are major and independent oil and natural gas exploration, field development and production companies; foreign government-owned or government-controlled organizations and other companies that explore and produce oil and natural gas; drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

The company’s vessels are dispersed throughout the major offshore crude oil and natural gas exploration and development areas of the world. Although the company considers, among other things, mobilization costs and the availability of suitable vessels in its fleet deployment decisions, and cabotage rules in certain international countries occasionally restrict the ability of the company to move vessels between markets, the company’s diverse, mobile asset base and the wide geographic distribution of its vessel assets enable the company to respond relatively quickly to changing market conditions and customer demands. As such, significant variations between various regions tend to be of a short-term duration, as we routinely move vessels between and within geographic regions.

Revenues in each of our segments are derived primarily from vessel time charter contracts that are generally three months to three years in duration as determined by customer requirements, and, to a lesser extent, from time charter contracts on a “spot” basis, which is a short-term agreement (one day to three months) to provide offshore marine services to a customer for a specific short-term job. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements allow the company to recover specific additional costs.

In each of our business segments, and depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets of the respective regions. The deepwater offshore market continues to be a growing sector in the offshore crude oil and natural gas markets due to technological developments that have made such exploration feasible. It is the one sector that has not experienced significant negative effects from the 2008-2009 global economic recession, largely because deepwater exploration and development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions in regards to crude oil and natural gas prices and therefore are not as susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the April 2010 Deepwater Horizon incident did negatively affect the level of drilling activity off the continental shelf of the U.S. GOM while the U.S. Department of the Interior, through the Bureau of Ocean Energy Management Regulation and Enforcement (BOEMRE), evaluated the causes of the incident and announced plans for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. The BOEMRE resumed deepwater exploration and drilling permitting by February 2011, although the pace of permitting has been slow. Also, in our Americas segment, drilling activity in the shallow and intermediate waters of the U.S. GOM has been negatively impacted by low natural gas prices.

Please refer to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report for a greater discussion of the company’s segments, including the macroeconomic environment we operate under. In addition, please refer to Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this report for segment, geographical data and major customer information.

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

Revenues and operating profit derived from our marine operations along with total marine assets for our segments for the fiscal years ended March 31 are summarized below:

(In thousands)
	2013	2012	2011
Revenues:
Vessel revenues:
Americas	$327,059	324,529	362,825
Asia/Pacific	184,014	153,752	176,877
Middle East/North Africa	149,412	109,489	92,151
Sub-Saharan Africa/Europe	569,513	472,698	419,360
Other operating revenues	14,167	6,539	4,175
	$1,244,165	1,067,007	1,055,388

Marine operating profit:
Vessel activity:
Americas	$40,318	56,003	49,341
Asia/Pacific	43,704	16,125	22,308
Middle East/North Africa	39,069	805	18,990
Sub-Saharan Africa/Europe	129,460	97,142	82,993
	252,551	170,075	173,632
Corporate expenses	(52,095)	(40,379)	(46,361)
Goodwill impairment	—	(30,932)	—
Gain on asset dispositions, net	6,609	17,657	13,228
Other operating expenses	(833)	(2,867)	(1,163)
Operating income	$206,232	113,554	139,336

Total marine assets:
Americas	$885,470	1,031,903	975,210
Asia/Pacific	607,546	654,357	583,569
Middle East/North Africa	507,124	405,625	369,122
Sub-Saharan Africa/Europe	1,706,355	1,565,260	1,325,657
Total marine assets	$3,706,495	3,657,145	3,253,558

Please refer to Item 7 of this report and Note (14) of Notes to Consolidated Financial Statements included in Item 8 of this report for further disclosure of segment revenues, operating profits, and total assets by geographical areas in which the company operates.

Our Global Vessel Fleet

The company continues a vessel construction, acquisition and replacement program, with an intent of being able to operate in nearly all major oil and gas producing regions of the world. In recent years our focus has been on replacing older vessels in the company’s fleet with larger, more technologically sophisticated vessels. Since calendar 2000, the company has purchased and/or constructed 256 vessels at a total cost of approximately $3.8 billion and at March 31, 2013, has an additional 32 vessels under construction or committed to be purchased for a total cost of approximately $836.6 million. To date, the company has generally funded its vessel programs from its operating cash flows, funds provided by three private debt placements of senior unsecured notes totaling $890 million, a $125 million term bank loan, borrowings under revolving credit facilities, and various sales-leaseback arrangements.

The company’s strategy contemplates organic growth through the construction of vessels at a variety of shipyards worldwide and possible acquisitions of recently built vessels and/or other vessel owners and operators. The company has the largest number of new offshore supply vessels among its competitors in the industry. The company intends to pursue its long-term fleet replenishment and modernization strategy on a disciplined basis and, in each case, will carefully consider whether proposed investments and transactions have the appropriate risk/reward profile.

The average age of the company’s 316 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) at March 31, 2013 is approximately 12.6 years. The average age of 232 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is approximately 6.2 years. The remaining 84 vessels have an average age of 30.1 years. Of the company’s 316 vessels, 84 are deepwater vessels, 163 are in the non-deepwater towing-supply/supply vessels. Sixty-nine are “other vessel” classes are primarily comprised of crewboats and offshore tugs.

At March 31, 2013, the company had agreements to acquire two vessels and commitments to build 30 vessels at a number of different shipyards around the world at a total cost, including contract costs and other incidental costs, of approximately $836.6 million. Of the 30 new construction commitment vessels, six are towing supply vessels with 7,145 brake horsepower (BHP), 19 are deepwater platform supply vessels (PSVs) ranging between 3,000 and 6,360 deadweight tons of cargo capacity, one is a fast supply boat, two are specialty construction support vessels two are crewboats. Scheduled delivery for these newbuild vessels began in April 2013, with delivery of the final vessel expected in the quarter ended September 2015. The company currently is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September of 2009. A discussion of this matter is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report. At March 31, 2013, the company had invested $237.3 million in progress payments towards the construction of 30 vessels and the remaining expenditures necessary to complete construction was estimated at $505.7 million.

The aggregate purchase commitments for the two deepwater PSVs with 4,700 deadweight tons of cargo capacity is $93.6 million. The company took possession of one of the PSVs in April 2013 for a total cost of $46.8 million and expects to take possession of the remaining PSV in July 2013 for a total cost of $46.8 million. No investments had been made as of March 31, 2013 with respect to these two deepwater PSVs.

A discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (11) of Notes to Consolidated Financial Statements. The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 also contains a table comparing the actual March 31, 2013 vessel count and the average number of vessels by class and geographic distribution during the three years ended March 31, 2013, 2012 and 2011.

Between April 1999 and March 2013, the company also disposed of 635 vessels. Most of the vessel sales were sold at prices that exceeded their carrying values. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $674 million and $312 million, respectively.

Our Vessel Classifications

Our vessels regularly and routinely move from one operating area to another, often to and from offshore operating areas of different continents. We disclose our vessel statistical information, such as revenue, utilization and average day rates, by vessel class. Listed below are our three major vessel classes along with a description of the type of vessels categorized in each class and the services the respective vessels typically perform. Tables comparing the average size of the company’s marine fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this report.

Deepwater Vessels

This class of equipment is currently the company’s biggest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large (typically greater than 230-feet and/or with at least 2,801 tons in dead weight cargo carrying capacity) PSVs and large, higher-horsepower (generally greater than 10,000 horsepower) anchor handling towing supply (AHTS) vessels. These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs, platforms . Deepwater PSVs generally have large cargo capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck, and support drilling and production operations and offshore construction and maintenance work. The deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs. Many of our deepwater AHTS and PSVs are outfitted with dynamic positioning capabilities, which allow the vessel to maintain an absolute or relative position when mooring to an installation, rig or another vessel is impractical or undesirable. Our customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards especially in the wake of the Deepwater Horizon incident.

This class of vessel also includes specialty vessels that can support offshore well stimulation, construction work, subsea services and/or have fire fighting capabilities and/or accommodation facilities. These vessels are generally available for routine supply and towing services but are outfitted and primarily intended for specialty services. For example, these vessels can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems. Included in the specialty vessel category is the company’s one multi-purpose platform supply vessel (MPSV), which is designed for subsea service and construction support activities and which is significantly larger in size, more versatile, and more specialized than the PSVs discussed above. The MPSV typically commands a higher day rate because the vessel has more capabilities, and because the vessel has a higher construction cost and higher operating costs.

Towing-Supply and Supply Vessels

This is currently the company’s largest fleet class by number of vessels. Included in this class are non-deepwater towing-supply vessels with horsepower below 10,000 BHP, and non-deepwater PSVs that are generally less than 230 feet. The vessels in this class perform the same functions and services as their deepwater vessel class counterparts except they are generally chartered to customers for use in intermediate and shallow waters.

Other Vessels

The company’s “Other Vessels” included crewboats, utility vessels and offshore tugs. Crewboats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels are also often equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern. Offshore tugs tow floating drilling rigs; assist in the docking of tankers; tow barges; assist pipe laying, cable laying and construction barges; and are used in a variety of other commercial towing operations, including towing barges carrying a variety of bulk cargoes and containerized cargo.

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the following classes of vessels in the following percentages:

	Year Ended March 31,
	2013	2012	2011
Deepwater vessels	49.2%	44.2%	39.6%
Towing-supply/supply	42.4%	44.9%	49.2%
Other	8.4%	10.9%	11.2%

Shipyard Operations

Quality Shipyards, L.L.C., a wholly-owned subsidiary of the company, operated two shipyards in Houma, Louisiana, that construct, upgrade and repair vessels. The shipyards perform repair work and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. During the last three fiscal years, Quality Shipyards, L.L.C. has constructed and delivered a 266-foot PSV which was delivered in November 2011. One of the two shipyards was sold during fiscal 2013 and the remaining yard is currently being used for repair work. During fiscal 2013, one partially constructed, 261 foot PSV was transferred to another unaffiliated U.S. shipyard. Delivery of this unit is scheduled for April 2014.

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

In recent years, the consolidation of exploration, field development, and production companies has reduced the number of customers for the company’s vessels and services. This development may negatively affect exploration, field development and production activity as consolidated companies generally focus initially on increasing efficiency and reducing costs and delay or abandon exploration activity with less promise. Such activity could adversely affect demand for our vessels, and reduce the company’s revenues. This trend is likely to continue in the future, although for every merger in the industry, there is frequently a start-up company that takes the place of the merged company, in numerical terms, if not in levels of activity.

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

The following table discloses our customers that accounted for 10% or more of total revenues during our last three fiscal years:

	2013	2012	2011
Chevron Corporation (including its worldwide subsidiaries and affiliates)	17.8%	17.4%	16.2%
Petroleo Brasileiro SA	8.6%	14.6%	15.4%

While it is normal for our customer base to change over time as our time charter contracts turn over, the unexpected loss of either or both of these two significant customers could, at least in the short term, have a material adverse effect on the company’s vessel utilization and its results of operations. The five largest customers of the company in aggregate accounted for approximately 42% of our fiscal 2013 total revenues, while the 10 largest customers in aggregate accounted for approximately 57% of the company’s fiscal 2013 total revenues.

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

An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. According to IHS-Petrodata, the global offshore supply vessel market at the end of March 2013 had approximately 427 new-build offshore support vessels (PSVs and anchor handlers and towing supply vessels only) under construction that are expected to be delivered into the worldwide offshore vessel market primarily over the next three years. The current worldwide fleet of these classes of vessels is estimated at approximately 2,903 vessels, of which Tidewater estimates more than 10% are stacked. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 741 vessels, or 26%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates more than one-third are already stacked, could potentially be removed from the market within the next few years as the cost of extending these vessels’ lives may not be economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with absolute certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet.

Challenges We Confront as an International Offshore Vessel Company

We operate in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks, it cannot eliminate entirely the foregoing risks, though the wide geographic dispersal of the company’s vessels helps reduce the potential impact of these risks. In addition, immigration, customs, tax and other regulations (and administrative and judicial interpretations thereof) can have a material impact on our ability to work in certain countries and on our operating costs.

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

Sonatide Joint Venture

Tidewater has a 49% interest in Sonatide, a joint venture with Sonangol that owns vessels that serve the Angolan offshore energy industry. Tidewater has been in discussions over the last few years with Sonangol to establish the terms and conditions of a new Sonatide joint venture agreement. The company’s existing joint venture agreement with Sonangol has been extended on several occasions during those discussions to allow ongoing negotiations to continue. The last extension was effective through March 31, 2013. While the existing joint venture agreement has therefore formally expired, Sonatide continues its normal day-to-day operations without significant effects resulting from that expiration. The company has previously experienced gaps when the term of the existing joint venture agreement had expired and before an extension agreement had been signed.

While the company is continuing discussions with Sonangol to restructure the existing joint venture and overall commercial relationship, important and fundamental issues remain outstanding and unresolved. The parties did have several constructive meetings during the quarter ended March 31, 2013. If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, however, the company will work toward an orderly wind up of the joint venture. Based on prior conduct between the parties during this period of uncertainty, we believe that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

Sonangol continues to express a willingness to consider some further contracting activity by the Sonatide joint venture. During the quarter ended March 31, 2013, the Sonatide joint venture entered into several new contracts with customers, some of which extend into 2014.

During the twelve months ended March 31, 2013, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets. The net reduction in the number of vessels operating in its Angolan operations during this twelve month period was not significant. The vessels that were redeployed outside its Angolan operations during the twelve months ended March 31, 2013, were chartered at new day rates that were comparable to, or higher than the rates included in their respective expiring contracts in Angola, in part because of generally improving markets for these vessels.

For the year ended March 31, 2013, Tidewater’s Angolan operations generated vessel revenues of approximately $271 million, or 22%, of its consolidated vessel revenue, from an average of approximately 85 Tidewater-owned vessels that are marketed through the Sonatide joint venture (9 of which were stacked on average during the year ended March 31, 2013), and, for the year ended March 31, 2012, generated vessel revenues of approximately $254 million, or 24%, of consolidated vessel revenue, from an average of approximately 93 Tidewater-owned vessels (14 of which were stacked on average during the year ended March 31, 2012, and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23%, of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of March 31, 2013 and March 31, 2012, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $46 million and $46 million, respectively.

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

The 39 countries that have ratified are: Antigua and Barbuda, Australia, Bahamas, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Fiji, Finland, France, Gabon, Greece, Kiribati, Latvia, Lebanon, Liberia, Luxembourg, Malta, Marshall Islands, Morocco, Netherlands, Norway, Palau, Panama, Philippines, Poland, Russian Federation, Saint Kitts and Nevis, St. Vincent and the Grenadines, Serbia, Singapore, Spain, Sweden, Switzerland, Togo and Tuvalu. Notably, although Fiji, Lebanon and Gabon have submitted instruments of ratification, their respective registrations for Member state social protection benefits are still pending. The aforementioned 39 countries represent more than 50% of the world’s vessel tonnage, and, as such the requisites for ratification were met in August of 2012 for this Convention to become law in August 2013 in those ratifying countries. Because the company maintains that this Convention is unnecessary in light of existing international labor laws that offer substantial equivalency to the labor provisions of the Convention, the company continues to work with flag state and industry representatives to object to further ratifications of this Convention. The company continues to assess its global seafarer labor relationships and to review its fleet operational practices in light of the Convention requirements. Where the Convention will apply, the company and its customers’ operations may be negatively affected by future compliance costs which cannot be reasonably estimated at this time.

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

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the company must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 18% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2013.

The laws of the U.S. require that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S flag. In addition, once a U.S.-built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flagged vessels must operate outside of the U.S. coastwise trade. Of the total 328 vessels owned or operated by the company at March 31, 2013, 286 vessels were registered under flags other than the United States and 42 vessels were registered under the U.S. flag. If the company is not able to secure adequate numbers of charters abroad for its non-U.S. flag vessels, even if work would otherwise have been available for such vessels in the United States, these vessels cannot operate in the U.S. coastwise trade, and the company’s financial performance could be affected.

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

Safety

We are committed to ensuring the safety of our operations for both our employees and our customers. The company’s principal operations occur in offshore waters where the workplace environment presents safety challenges. Because the work environment presents these challenges, the company works diligently to maintain workplace safety. Management regularly communicates with its personnel to promote safety and instill safe work habits through company media and safety review sessions. We also regularly conduct safety training meetings for our seamen and shore based staff personnel. We dedicate personnel and resources to ensure safe operations and regulatory compliance. Our Director of Health, Safety and Environmental Management is involved in proactive efforts to prevent accidents and injuries and reviews all incidents that occur throughout the company. In addition, the company employs safety personnel at every operating location who are responsible for administering the company’s safety programs and fostering the company’s safety culture. We believe that every employee is a safety supervisor, and give each employee the right, the responsibility, and the obligation to stop any operation that the employee deems to be unsafe, whether it is deemed to be, in retrospect, unsafe or not.

Risk Management

The operation of any marine vessel involves an inherent risk of marine losses (including physical damage to the vessel) attributable to adverse sea and weather conditions, mechanical failure, and collisions. In addition, the nature of our operations exposes the company to the potential risks of damage to and loss of drilling rigs and production facilities, hostile activities attributable to war, sabotage, pirates and terrorism, as well as business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may lead to a reduction in revenues or increased costs. The company’s vessels are generally insured for their estimated market value against damage or loss, including war, acts of terrorism, and pollution risks, but the company does not fully insure for business interruption. The company also carries workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

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

GOM. However, demand for offshore marine vessels typically increases in the U.S. GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. The company’s vessels that operate in Southeast Asia and Pacific are impacted by the monsoon season, which moves across the region from November to April. The vessels that operate in Australia are impacted by cyclone season from November to April. Customers in this region, where possible, plan business activities around the cyclone season; however, Australia generally has high trade winds during the non-cyclone season and, as such, the impact of the cyclone season on our operations is not significant. Although hurricanes, cyclones, monsoons and other severe weather can impact operations, the company’s business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand conditions for the company’s offshore marine services than any seasonal variation.

Employees

As of March 31, 2013, the company had approximately 7,900 employees worldwide. The company strives to maintain excellent relations with its employees. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. GOM were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Executive Officers of the Registrant

The name of each of our executive officers, together with their respective age and all offices held as of March 31, 2013 is as follows:

Name	Age	Position

Jeffrey M. Platt	55

President and Chief Executive Officer since June 2012. Chief Operating Officer since March 2010. Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.

Jeffrey A. Gorski	52

Chief Operating Officer and Executive Vice President since June 2012. Senior Vice President from January 2012 to May 2012. Prior to January 2012, Mr. Gorski was a Vice-President of Global Accounts with Schlumberger Inc.

Quinn P. Fanning	49

Chief Financial Officer since September 2008. Executive Vice President since July 2008. Prior to July 2008, Mr. Fanning was a Managing Director with Citigroup Global Markets Inc. and generally focused on advisory services for the energy industry.

Joseph M. Bennett	57

Executive Vice President since June 2008. Chief Investor Relations Officer since 2005. Senior Vice President from 2005 to May 2008. Principal Accounting Officer from 2001 to May 2008. Vice President from 2001 to 2005. Controller from 1990 to 2005.

Bruce D. Lundstrom	49	Executive Vice President since August 2008. Senior Vice President from September 2007 to July 2008. General Counsel since September 24, 2007.

On April 18, 2012, Dean E. Taylor, President, Chief Executive Officer and Chairman of the Board announced his retirement as President and Chief Executive Officer of Tidewater Inc. effective May 31, 2012. Mr. Taylor was succeeded as President and Chief Executive Officer by Jeffrey M. Platt effective June 1, 2012. Mr. Taylor continues to serve as Tidewater’s non-executive Chairman of the Board. Succeeding Mr. Platt as Chief Operating Officer is Jeffrey A. Gorski. Mr. Gorski joined Tidewater as Senior Vice President in January 2012.

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

ITEM 1A.  RISK FACTORS

We operate globally in challenging and highly competitive markets and thus our business is subject to a variety of risks. Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting our company and the offshore marine service industry. In addition, we are also subject to a variety of risks and uncertainties not known to us or that we currently believe are not as significant as the risks described below. You should consider these risks when evaluating any of the company’s forward-looking statements. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this Annual Report on Form 10-K.

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

Factors that affect the supply of crude oil and natural gas include, but are not limited to, the following: global demand for hydrocarbons; the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; sanctions imposed by the U.S., the European Union, or other governments against oil producing countries; political and economic uncertainties (including wars, terrorist acts or security operations); advances in exploration and field development technologies; significant weather conditions; and governmental policies/restrictions placed on exploration and production of natural resources.

Prolonged material downturns in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production companies given the long-term nature of large-scale development projects, which would likely result in a corresponding decline in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates, which would have a material adverse effect on our results of operations, cash flows and financial condition. Higher commodity prices, however, do not necessarily translate into increased demand for offshore support vessel services as increased commodity supply could come from land-based energy sources.

Crude oil pricing volatility has increased in recent years as crude oil has emerged into a financial asset class used for speculative purchase. Traditionally, crude oil futures and options were purchased by commercial traders for future production in an effort to hedge against price risk. More recently, non-commercial market participants have traded crude oil derivatives to profit off of fluctuations in the price performance of crude oil. The extent to which speculation causes excessive crude oil pricing volatility is currently not fully known; however, a material adverse effect on our results of operations could potentially occur depending on the extent which speculative price volatility, especially as it relates to declines, in crude prices affects the decisions of offshore exploration and production companies.

Changes in the Level of Capital Spending by Our Customers

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

Risk Associated With the Loss of a Major Customer

We derive a significant amount of revenue from a relatively small number of customers. For the years ended March 31, 2013, 2012 and 2011, the five largest customers accounted for approximately 42%, 43%, and 45%, respectively, of the company’s total revenues, while the 10 largest customers accounted for a respective 57%, 59%, and 63% of our total revenues. While it is normal for our customer base to change over time as our time charter contracts turn over, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers decide to interrupt or curtail their activities; terminate their contracts with us; fail to renew existing contracts; and/or refuse to award new contracts, and we were unable to contract our vessels with new customers at comparable day rates.

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

The offshore supply vessel market has approximately 427 new-build offshore support vessels (platform supply vessels, anchor handlers and towing-supply vessels only), under construction as of March 31, 2013, that are expected to be delivered to the worldwide offshore vessel market primarily over the next three years, according to ODS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 2,903 vessels, according to the same source. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company.

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

Risks Associated with Operating Internationally

We operate in various regions throughout the world, which exposes us to many risks inherent in doing business in countries other than the United States, some of which have recently become more pronounced. Our customary risks of operating internationally include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country (please refer to Item 7 in this report and Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report for a discussion of our Venezuelan operations regarding vessel seizures) including enforcement of customs or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit and retain management of overseas operations; difficulties in collecting accounts receivable and longer collection periods, changing taxation policies, fluctuations in currency exchange rates, revaluations, devaluations and restrictions on repatriation of currency; and import/export quotas and restrictions or other trade barriers - most of which are beyond the control of the company.

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

Risks Associated with Doing Business Through Joint Ventures

The company operates in several foreign areas through a joint venture with a local company, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures inevitably requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations and affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our vessels in another area. The unwinding of an existing relationship could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of vessels to another area could adversely affect our financial condition, results of operations or cash flows.

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

These risks present a threat to the safety of personnel and to our vessels, cargo, equipment under tow and other property, as well as the environment. Any such event may result in a reduction in revenues, increased costs, property damage, and additionally, third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business. We carry what we consider to be prudent levels of liability insurance, and our vessels are generally insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks, but the company does not fully insure for business interruption. Our insurance coverages are subject to deductibles and certain exclusions. We can provide no assurance, however, that our insurance coverages will be available beyond the renewal periods, that we will be able to obtain insurance for all operational risks and that our insurance policies will be adequate to cover future claims that may arise.

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

Compliance with Complex and Developing Laws and Regulations

Our operations are subject to many complex and burdensome laws and regulations. Stringent federal, state, local and foreign laws and regulations governing worker health and safety and the manning, construction and operation of vessels significantly affect our operations. Many aspects of the marine industry are subject to extensive governmental regulation by the United States Coast Guard and the United States Customs and Border Protection and their foreign equivalents and to regulation by private industry organizations such as the American Bureau of Shipping, the Oil Companies International Marine Forum, and the International Marine Contractors Association.

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

Further, many of the countries in which the company operates have laws, regulations and enforcement systems that are largely undeveloped, and the requirements of these systems are not always readily discernible even to experienced and proactive participants. Further, these laws, regulations and enforcement systems can be unpredictable and subject to frequent change or reinterpretation, sometimes with retroactive effect, and with associated taxes, fees, fines or penalties sought from the company based on that reinterpretation or retroactive effect. While the company endeavors to comply with applicable laws and regulations, the company’s compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of the company’s operations. These laws and regulations may expose the company to liability for the conduct of or conditions caused by others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that the company may not be able to pass along to its customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect the company’s financial condition, results of operations or cash flows.

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

Over 90% of the company’s revenues and net income are generated by its operations outside of the United States. The company’s effective tax rate has averaged approximately 19.2% since fiscal 2006, primarily a result of the passage of The American Jobs Creation Act of 2004, which excluded from the company’s current taxable income in the U.S. income earned offshore through the company’s controlled foreign subsidiaries.

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

Compliance with Environmental Regulations May Adversely Impact Our Operations and Markets

A variety of regulatory developments, proposals and requirements have been introduced (and in some cases enacted) in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. Any such regulations could result in the increased cost of energy as well as environmental and other costs and capital expenditures could be necessary to comply with the limitations. These developments may curtail production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for the company’s offshore supply vessels, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production market. Although it is unlikely that demand for oil and gas will lessen dramatically over the short-term, in the long-term, increased regulation of environmental emissions may create greater incentives for use of alternative energy sources. Unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

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

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Derivative Suit

The company has previously disclosed that in mid-February 2011, an individual claiming to be a Tidewater shareholder filed a shareholder derivative suit in the U.S. District Court for the Eastern District of Louisiana. The defendants in the suit were individual directors and certain officers of Tidewater Inc. Tidewater Inc. was also a nominal defendant in the lawsuit. Additional information regarding the substance of the allegations made in the lawsuit are disclosed in the Company’s 10-Q for the quarter ended December 2012 under the heading “Part II, Item 1. Legal Proceedings-Shareholder Derivative Suit.”

On July 2, 2012, the presiding judge in this case, Judge Milazzo, dismissed the shareholder derivative suit but gave the plaintiff an opportunity to file an amended complaint. On July 23, 2012 and in lieu of filing an amended complaint, the plaintiff filed a motion to stay the District Court proceedings pending resolution of a demand the plaintiff had made on that same day on the company’s Board of Directors to conduct an independent investigation and bring claims against the individual defendants. On August 7, 2012, the individual defendants and the company filed oppositions to the motion to stay and sought dismissal of the suit with prejudice.

On March 5, 2013, Judge Milazzo issued a ruling denying the plaintiff’s motion to stay and rendered a judgment dismissing the derivative action with prejudice. The time period for appealing the judge’s ruling has now passed without an appeal by the plaintiff.

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

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the receipt of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is still evaluating this most recent suit but intends to vigorously defend against the claims made.

In October, 2012, Tidewater had notified the Nigerian marketing agent that it was discontinuing its relationship with the Nigerian marketing agent. The company has entered into a new strategic relationship with a different Nigerian counterparty that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

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

None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange under the symbol “TDW.” At March 31, 2013, there were 753 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 28, 2013 (last business day of the month) was $50.50. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	September 30	December 31	March 31

Fiscal 2013 common stock prices:
High	$ 56.71	$ 53.06	$ 49.20	$ 50.93
Low	43.14	46.05	42.33	45.07
Dividend	.25	.25	.25	.25

Fiscal 2012 common stock prices:
High	$ 60.59	$ 56.07	$ 52.34	$ 63.26
Low	48.96	43.10	38.83	48.52
Dividend	.25	.25	.25	.25

Issuer Repurchases of Equity Securities

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At March 31, 2013, $180.0 million remains available to repurchase shares under the May 2012 share repurchase program.

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

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2013	2012	2011
Aggregate cost of common stock repurchased	$85,034	35,015	19,988
Shares of common stock repurchased	1,856,900	739,231	486,800
Average price paid per common share	$45.79	47.37	41.06

During fiscal 2013, shares were repurchased during the first quarter ended June 30, 2012 and the third quarter ended December 31, 2012. The shares repurchased during fiscal 2012 occurred in the third quarter ended December 31, 2011, while the shares repurchased during fiscal 2011 occurred during the first quarter ended June 30, 2010.

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the years ended March 31:

(In thousands, except per share data)	2013	2012	2011
Dividends declared	$49,766	51,370	51,507
Dividend per share	1.00	1.00	1.00

Performance Graph

The following graph compares the cumulative total stockholder return on the company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index (the “Peer Group”) over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2008, at closing prices on March 31, 2008, and the reinvestment of dividends. The Value Line Oilfield Services Group consists of 25 companies including Tidewater Inc.

Indexed returns Years ended March 31
Company name/Index	2008	2009	2010	2011	2012	2013

Tidewater Inc.	100	68.84	89.56	115.78	106.50	101.68
S&P 500	100	61.91	92.72	107.23	116.39	132.64
Peer Group	100	44.82	74.51	107.58	86.07	92.62

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

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2013	2012	2011 (A)	2010 (B)	2009
Statement of Earnings Data :
Revenues:
Vessel revenues	$1,229,998	1,060,468	1,051,213	1,138,162	1,356,322
Other marine services revenues	14,167	6,539	4,175	30,472	34,513
	$1,244,165	1,067,007	1,055,388	1,168,634	1,390,835

Gain on asset dispositions, net	$6,609	17,657	13,228	28,178	27,251

Provision for Venezuelan operations	$—	—	—	43,720	—

Goodwill Impairment (C)	$—	30,932	—	—	—

Net earnings	$150,750	87,411	105,616	259,476	406,898

Basic earnings per common share	$3.04	1.71	2.06	5.04	7.92

Diluted earnings per common share	$3.03	1.70	2.05	5.02	7.89

Cash dividends declared per common share	$1.00	1.00	1.00	1.00	1.00

Balance Sheet Data (at end of period):
Cash and cash equivalents	$40,569	320,710	245,720	223,070	250,793

Total assets	$4,168,055	4,061,618	3,748,116	3,293,357	3,073,804

Current maturities of long-term debt	$—	—	—	25,000	—

Long-term debt	$1,000,000	950,000	700,000	275,000	300,000

Stockholders’ equity	$2,561,756	2,526,357	2,513,944	2,464,030	2,244,678

Working capital	$241,461	455,171	395,558	380,915	431,101

Current ratio	1.91	2.91	3.15	2.86	3.12

Cash Flow Data:
Net cash provided by operating activities	$213,923	222,421	264,206	328,261	523,889

Net cash used in investing activities	$(413,487)	(315,081)	(569,943)	(298,482)	(434,055)

Net cash provided by (used in) financing activities	$(80,577)	167,650	328,387	(57,502)	(109,246)

(A)

Fiscal 2011 net earnings includes a $4.4 million, or $0.08 per common share, final settlement with the DOJ and a $6.3 million, or $0.12 per common share, settlement with the Federal Government of Nigeria related to the internal investigation as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

(B)

In addition to the Provision for Venezuelan operations separately noted above, fiscal 2010 net earnings includes (1) the reversal of $36.1 million, or $0.70 per common share, of uncertain tax positions related to the resolution of a tax dispute with the U.S. IRS, (2) an $11.4 million, or $0.22 per common share, proposed settlement with the SEC related to the internal investigation, and (3) an $11.0 million, or $0.21 per common share, foreign exchange gain resulting from the devaluation of the Venezuelan bolivar fuerte relative to the U.S. dollar.

(C)

During fiscal 2012, the company recorded a $30.9 million non-cash goodwill impairment charge ($22.1 million after-tax, or $0.43 per share) as disclosed in Note (15) of Notes to Consolidated Financial Statements.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2013 and 2012 and for the years ended March 31, 2013, 2012 and 2011 that we included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or those anticipated in its forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this report. With respect to this section, the cautionary language applicable to such forward-looking statements described in “Forward-Looking Statements” found before Item 1 of this report is incorporated by reference into this Item 7. The following discussion should also be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related disclosures of this report.

Fiscal 2013 Business Highlights and Key Focus

During fiscal 2013 the company continued to focus on enhancing its competitive advantages and its market share in international markets, and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older, or traditional, vessels that currently have more limited market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled vessel downtime, and maintaining disciplined cost control.

The company’s strategy includes the continuing assessment of opportunities to acquire vessels and/or companies that own and operate offshore supply vessels as well as organic growth through the construction of vessels at a variety of shipyards worldwide. The company has the largest number of new PSVs, anchor handling towing supply and towing-supply vessels among its competitors in the industry, but it also has the largest fleet of older vessels in the industry. Management regularly evaluates alternatives for its older fleet. The company intends to pursue its long-term fleet replenishment and modernization strategy on a disciplined basis and, in each case, will carefully consider whether proposed investments and transactions have the appropriate risk/reward profile.

The company’s revenue during fiscal 2013 increased $177.2 million, or 17%, over the revenues earned during fiscal 2012 primarily driven by the overall increases in utilization and average day rates experienced in fiscal 2013 due to the increased number of newer and more sophisticated vessels in the company’s fleet. The company’s consolidated net earnings also increased 73%, or $63.3 million during fiscal 2013. This disproportionate increase in net earnings as compared to revenue is due, in part, to a $30.9 million non-cash goodwill impairment charge ($22.1 million after-tax, or $0.43 per share) recorded during the second quarter of fiscal 2012 on the company’s Middle East/North Africa segment as disclosed in Note (15) of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

The increases in revenues were accompanied by increases to vessel operating costs which increased 11%, or 71.3 million, overall during fiscal 2013 as compared to fiscal 2012. Crew costs increased approximately 9%, or $28.4 million, during fiscal 2013 as compared to fiscal 2012, primarily because of the company’s increased vessel utilization in the current year and the overall higher cost of personnel necessary to operate the company’s vessels. Repair and maintenance cost increased 28%, or $29.3 million, during fiscal 2013 and is attributable to a greater number of scheduled and unscheduled routine repair and maintenance activities and dry dockings. Other vessel operating costs increased $9.3 million, or 10%, during the same comparative periods.

The company also experienced increases in depreciation and amortization of 7%, or $8.9 million, due to the higher costs associated with the company’s newer, more sophisticated vessels. General and administrative expenses increased 12%, or $19.0 million, related to administrative benefits, incentive compensation and the settlement of a supplemental retirement plan of the former chief executive officer of the company. Due to a smaller number of vessels sold and a higher number of vessel impairments recognized during fiscal 2013 as compared to fiscal 2012, the current year had $11.0 million, or 63%, less gains on asset dispositions, net.

Increases to the amounts borrowed by the company resulted in higher interest and other debt expenses of $7.4 million, or 33%, as disclosed in Note (4) of Notes Consolidated Financial Statements. The overall increase to pre-tax earnings attributed to an 88%, or 20.8 million increase to income tax expense.

We continued our vessel construction and acquisition program during fiscal 2013 that had begun in calendar year 2000. This program facilitated the company’s entrance into deepwater markets around the world in addition to allowing the company to begin to replace its core towing-supply/supply fleet with fewer, larger, and more technologically sophisticated vessels in order to meet our customers’ needs. The vessel construction and acquisition program was initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world through the replacement of aging vessels in the company’s core fleet. During this time, the company has purchased and/or constructed 256 vessels at a total cost of approximately $3.8 billion. Between April 1999 and March 2013, the company also disposed, primarily through vessel sales to buyers that operate outside of our industry, 635 vessels. Most of the vessel sales were at prices that exceeded their carrying values. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $673 million and $311 million, respectively.

In recent years, the company has generally funded vessel additions with operating cash flow, and funds provided by the July 2003 private placement of $300 million, the September 2010 private placement of $425 million, the August 15, 2011 private placement of $165 million in senior unsecured notes, borrowings under its revolving credit facilities and $125 million of bank term loan and various leasing arrangements.

At March 31, 2013, the company had agreements to acquire two vessels and commitments to build 30 vessels at a number of different shipyards around the world at a total cost, including contract costs and other incidental costs, of approximately $836.6 million. At March 31, 2013, the company had invested $237.3 million in progress payments towards the construction of these 30 vessels and two vessel acquisitions. At March 31, 2013, the remaining expenditures necessary to complete construction of the 30 vessels currently under construction (based on contract prices) and to fund the acquisition of the two vessels was $599.3 million. A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report.

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

The price of crude oil decreased dramatically during the beginning of the fiscal year and subsequently rebounded due to better than anticipated economic news from China and several other developing countries, as well as the less-than-expected deceleration of the U.S. economy, primarily attributable to positive developments in housing and labor markets. There are, however, risks to the tenuous recovery such as continued contraction in the Euro-zone markets, which based on recent political events suggest that the sovereign debt crisis could continue to have negative effects on the global economy for the upcoming year, as well as continued tensions in the Middle East and North Africa.

Looking forward, some economists believe that oil demand for the upcoming year will be unchanged from 2012. There is significant growth expected from China and other developing countries while U.S. demand is expected to remain stable, however, there are also factors exerting significant downward pressure on demand forecasts, including the possibility that instability of the Euro may lead to a deeper recession in Europe and the failure of U.S. political leadership to agree on fiscal priorities.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for and the price of crude oil, which in April 2013, was trading around $97 per barrel for West Texas Intermediate (WTI) crude and around $110 per barrel for Intercontinental Exchange (ICE) Brent crude. High crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels, both in the various global markets and the deepwater sectors of the U.S. GOM.

Throughout fiscal 2013, natural gas prices trended higher due to stronger heating demand than in prior year as well as unexpected decreases in production during winter months.

Although higher in recent months, natural gas prices continue to be relatively weak due to the rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) exporting facilities around the world, which have contributed to an oversupplied natural gas market. Toward the end of fiscal 2013, the price of natural gas trended higher as a prolonged and colder than expected winter increased demand. As of the end of March 2013, natural gas was trading in the U.S. at approximately $4.00 per Mcf which is up from approximately $1.80 per Mcf in March 2012. Oversupplied natural gas inventories in the U.S. continue to exert downward pricing pressures on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High onshore gas production along with a prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would suppress demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is the more prevalent exploitable hydrocarbon resource).

Certain oil and gas industry analysts are reporting in their 2013 E&P expenditures (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase by at least 7% over calendar year 2012 levels. The surveys forecast that international capital spending budgets will increase approximately 9% while North American capital spending budgets are forecast to increase less than 1% as compared to prior year. It is anticipated by these analysts that the North American capital budget increases will primarily be spent onshore rather than offshore, while international E&P spending is expected to be largely offshore, with the strongest markets expected to include Latin America, the Middle East, Russia, Europe and Asia. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $85 WTI and $98 Brent average prices per barrel of oil. Although E&P companies are using an approximate $3.47 per Mcf average natural gas price for their 2013 capital budgets, natural gas directed drilling is forecast to decline due to weak natural gas prices.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also a source of growth for the company. Deepwater activity in non-U.S. markets did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published by IHS-Petrodata at the end of March 2013 indicate that the worldwide movable offshore drilling rig count, estimated at approximately 871, approximately 45% of which are designed to operate in deeper waters, will increase with approximately 200 new-build offshore rigs that are on order and under construction, most of which will be delivered within the next three years. Of the estimated 871 movable offshore rigs worldwide, approximately 678 are working as of March 31, 2013. It is further estimated that approximately 53% of the new-build rigs are being built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years to nearly 50% of the market. Investment is also being made in the floating production unit market, with approximately 51 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 363 floating production units already in existence worldwide.

According to IHS-Petrodata, the global offshore supply vessel market at the end of March 2013 had 433 new-build offshore support vessels (platform supply vessels, anchor handlers and towing-supply vessels only) under construction, most of which are expected to be delivered to the worldwide offshore vessel market within the next two and one half years. As of the end of March 2013, the worldwide fleet of these classes of vessels is estimated at 2,903 vessels, of which Tidewater estimates more than 10% are stacked.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 741 vessels, or 26%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, approximately one-third of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

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

Results of Operations

Tidewater manages and measures its business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, provision for Venezuelan operations, goodwill impairment, and gains on asset dispositions) for the company’s vessel fleet and the related percentage of vessel revenue for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company.

(In thousands)	2013	%	2012	%	2011	%
Vessel revenues:
Americas	$327,059	27%	324,529	31%	362,825	35%
Asia/Pacific	184,014	15%	153,752	14%	176,877	17%
Middle East/North Africa	149,412	12%	109,489	10%	92,151	9%
Sub-Saharan Africa/Europe	569,513	46%	472,698	45%	419,360	40%
Total vessel revenues	$1,229,998	100%	1,060,468	100%	1,051,213	100%

Vessel operating costs:
Crew costs	$356,165	29%	327,762	31%	338,126	32%
Repair and maintenance	132,587	11%	103,257	10%	110,496	11%
Insurance and loss reserves	20,765	2%	17,507	2%	19,601	2%
Fuel, lube and supplies	79,023	6%	76,904	7%	61,784	6%
Vessel operating leases	16,837	1%	17,967	1%	17,964	2%
Other	104,041	8%	94,740	9%	90,619	9%
Total vessel operating costs	$709,418	58%	638,137	60%	638,590	61%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities for the years ended March 31.

(In thousands)	2013		2012		2011
Other operating revenues	$14,167		6,539		4,175
Costs of other operating revenues	12,216		7,115		4,660

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for each for the fiscal years ended March 31.

(In thousands)	2013	%		2012	%		2011	%
Vessel operating costs:
Americas:
Crew costs	$112,339	34%		112,138	35%		127,715	35%
Repair and maintenance	44,798	14%		31,430	10%		49,545	14%
Insurance and loss reserves	5,171	1%		5,259	2%		6,855	2%
Fuel, lube and supplies	19,081	6%		18,092	6%		14,737	4%
Vessel operating leases	2,654	1%		3,643	1%		4,107	1%
Other	23,015	7%		19,087	6%		24,808	7%
	207,058	63%		189,649	58%		227,767	63%
Asia/Pacific:
Crew costs	$69,726	38%		60,777	40%		70,791	40%
Repair and maintenance	10,469	6%		13,180	9%		16,620	9%
Insurance and loss reserves	2,510	1%		2,257	1%		3,778	2%
Fuel, lube and supplies	10,887	6%		13,786	9%		15,900	9%
Other	9,313	5%		9,93	6%		9,336	5%
	102,905	56%		99,993	65%		116,425	66%
Middle East/North Africa:
Crew costs	$39,227	26%		35,375	32%		25,325	27%
Repair and maintenance	11,530	8%		16,473	15%		9,172	10%
Insurance and loss reserves	2,869	2%		2,995	3%		1,306	1%
Fuel, lube and supplies	11,598	8%		13,217	12%		8,310	9%
Vessel operating leases	2,026	1%		1,885	2%		—	—
Other	9,653	7%		9,268	8%		6,461	7%
	76,903	52%		79,213	72%		43,858	55%
Sub-Saharan Africa/Europe:
Crew costs	$134,873	24%		119,472	25%		114,295	27%
Repair and maintenance	65,790	11%		42,174	9%		35,159	8%
Insurance and loss reserves	10,215	2%		6,996	1%		7,662	2%
Fuel, lube and supplies	37,457	7%		31,809	7%		22,837	5%
Vessel operating leases	12,157	2%		12,439	3%		13,857	3%
Other	62,060	11%		56,392	12%		50,014	12%
	322,552	57%		269,282	57%		243,824	58%
Total vessel operating costs	$709,418	58%		638,137	60%		638,590	61%

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues for the years ended March 31.
(In thousands)	2013	%		2012	%		2011	%
Vessel operating profit:
Americas	$40,318	3%		56,003	5%		49,341	5%
Asia/Pacific	43,704	4%		16,125	2%		22,308	2%
Middle East/North Africa	39,069	3%		805	<1%		18,990	2%
Sub-Saharan Africa/Europe	129,460	10%		97,142	9%		82,993	8%
	252,551	20%		170,075	16%		173,632	17%
Corporate expenses	(52,095)	(4%	)	(40,379)	(4%	)	(46,361)	(4%	)
Goodwill impairment	—	—		(30,932)	(3%	)	—	—
Gain on asset dispositions, net	6,609	1%		17,657	2%		13,228	1%
Other services	(833)	(<1%	)	(2,867)	(<1%	)	(1,163)	(<1%	)
Operating income	206,232	17%		113,554	11%		139,336	13%
Foreign exchange gain	3,011	<1%		3,309	<1%		2,278	<1%
Equity in net earnings of unconsolidated companies	12,189	1%		13,041	1%		12,185	1%
Interest income and other, net	3,476	<1%		3,440	<1%		5,065	<1%
Interest and other debt costs	(29,745)	(2%	)	(22,308)	(2%	)	(10,769)	(<1%	)
Earnings before income taxes	$195,163	16%		111,036	10%		148,095	14%

Fiscal 2013 Compared to Fiscal 2012

Consolidated Results. The company’s revenue during fiscal 2013 increased $177.2 million, or 17%, over the revenues earned during fiscal 2012 and were primarily attributable to increases in demand in certain markets and the additions of new vessels delivered or acquired during the current fiscal year. The company’s consolidated net earnings also increased 73%, or $63.3 million during fiscal 2013 partially due to a $30.9 million non-cash goodwill impairment charge ($22.1 million after-tax, or $0.43 per share) recorded during the second quarter of fiscal 2012 on the company’s Middle East/North Africa segment as disclosed in Note (15) of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report.

Vessel operating costs increased 11%, or 71.3 million, during fiscal 2013 as compared to fiscal 2012. Crew costs increased approximately 9%, or $28.4 million, during fiscal 2013 as compared to fiscal 2012, primarily because of the company’s increased vessel utilization in the current year and the overall higher cost of personnel. Repair and maintenance costs increased 28%, or $29.3 million, during fiscal 2013, because a greater number of drydockings were performed during fiscal year 2013. Other vessel operating costs also increased $9.3 million, or 10%, during the same comparative periods primarily due to an increase in broker fees.

The company experienced increases in depreciation and amortization of 7%, or $8.9 million, in fiscal 2013 as compared to fiscal 2012 due to the higher costs of the company’s newer, more sophisticated vessels. General and administrative costs increased 12%, or $19.0 million, primarily due to higher personnel costs resulting from higher accruals for incentive bonuses, the settlement of a supplemental retirement plan of the former chief executive officer of the company, higher costs related to stock-based compensation awards and higher office and property expenses (primarily office rent and information technology costs). Interest and other debt expense also increased $7.4 million, or 33%, due to the increase in borrowings as disclosed in Note (4) of Notes to Consolidated Financial Statements and income tax expense increased 88%, or $20.8 million, due to higher overall income before taxes.

At March 31, 2013, the company had 316 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 12.6 years. The average age of 232 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is 6.2 years. The remaining 84 vessels, of which 51 are stacked at fiscal year-end, have an average age of 30.1 years. During fiscal 2013 and 2012, the company’s newer vessels generated $1,128 million and $911.5 million, respectively, of consolidated revenue and accounted for 98%, or $507.8 million, and 86%, or $386.1 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs exclude depreciation on the company’s new vessels of $127.5 million and $111.6 million, respectively, during the same comparative periods.

Americas Segment Operations. Americas-based vessel revenues increased approximately 1%, or $2.5 million, during fiscal 2013 as compared to fiscal 2012. Although Americas-based vessel revenue increased modestly during the comparative periods, increases in revenues generated by the deepwater vessels were offset by lower revenues generated by the towing-supply/supply and other vessel classes. Revenues on the deepwater vessels increased 22%, or $32.1 million, during the comparative periods, due to a 10% increase in average day rates, and due to an increased number of deepwater vessels operating in the area as a result of newly delivered vessels and because deepwater vessels transferred into the Americas segment from other segments. Revenue from the towing-supply/supply vessel classs decreased 16%, or $23.0 million, during the same comparative periods, due to fewer towing-supply/supply vessels operating in the Americas segment as a result of vessels being stacked during the fiscal year. Revenue for the other vessel class decreased $6.6 million, or 20%, due to a fewer number of other vessels operating in this segment due to vessel sales.

Total utilization rates for the Americas-based vessels increased two percentage points, during fiscal 2013 as compared to fiscal 2012; however, this increase is partially a result of the sale of 25 older, stacked vessels from the Americas fleet during this two-year period with a significant number of those vessels sold near the end of fiscal 2012. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. As such, stacked vessels depressed utilization rates during the comparative periods because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Within the Americas segment, the company continued to stack, and in some cases, dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 21 Americas-based stacked vessels. During fiscal 2013, the company stacked seven additional vessels, reactivated one vessel and sold one vessel from the previously stacked vessel fleet, resulting in a total of 26 stacked Americas-based vessels as of March 31, 2013.

Vessel operating profit for the Americas-based vessels decreased approximately 28%, or $15.7 million, during fiscal 2013 as compared to fiscal 2012, primarily due to a 9%, or $17.4 million, increase in vessel operating costs (primarily repair and maintenance costs and other vessel costs) and a 6%, or $2.3 million, increase in depreciation expense which offset the increase in revenues. Fiscal 2013 general and administrative expenses were comparable to prior period.

Repair and maintenance costs increased 43%, or $13.4 million, during fiscal 2013 as compared to fiscal 2012, due to an increase in the number of drydockings performed primarily in Brazil. Other vessel costs increased 21%, or $3.9 million, during the same comparative periods, due to an increase in the number of new vessels operating in this segment. The increase in depreciation expense is primarily related to the increase in the number of deepwater vessels operating in the area.

Asia/Pacific Segment Operations. Asia/Pacific-based vessel revenues increased approximately 20%, or $30.2 million, during fiscal 2013 as compared to fiscal 2012, primarily due to higher revenues earned on the deepwater vessels. Revenues on the deepwater vessels increased $20.6 million, or 27%, during the same comparative periods, due to a 22% increase in average date rates and a 10 percentage point increase in utilization rates, respectively. Increases in average day rates for deepwater vessels were primarily due to addition of newer vessels in the segment and the renewal of contracts at higher rates. Also, revenue on the towing-supply/supply vessels increased $10.4 million, or 14%, due to a 12 percentage point increase in utilization rates. Increases in utilization for these vessel classes was the result of under-utilized vessels in the segment put to work following the resolution of delays on certain customer projects at the end of fiscal 2012. Increases in average day rates for deepwater vessels were primarily due to addition of newer vessels in the segment and the renewal of contracts at higher rates.

Within the Asia/Pacific segment, the company also continued to dispose of vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 16 Asia/Pacific-based stacked vessels. During fiscal 2013, the company sold seven vessels from the previously stacked vessel fleet, resulting in a total of nine stacked Asia/Pacific-based vessels as of March 31, 2013.

Asia/Pacific-based vessel operating profit increased $27.5 million, or 171%, during fiscal 2013 as compared to fiscal 2012, primarily due to higher revenues which were minimally offset by slightly higher vessel operating costs (crew costs, offset by lower repair and maintenance and vessel operating leases). Fiscal 2013 depreciation expense and general and administrative expenses were comparable to prior period.

Crew costs increased 14.7% or $8.9 million, during fiscal 2013 as compared to fiscal 2012 , due to increases in crew personnel operating in Australia after delays on certain customer projects ended. Repair and maintenance costs decreased approximately 21%, or $2.7 million, and fuel, lube and supplies costs decreased 21%, or $2.9 million, during the same comparative periods , due to a greater number of new build vessels passing through the Asia/Pacific operating segment in fiscal 2012 for outfitting prior to moving into service.

Middle East/North Africa Segment Operations. Middle East/North Africa-based vessel revenues increased approximately 37%, or $39.9 million, during fiscal 2013 as compared to fiscal 2012. These increases are primarily attributable to increases in revenues from the towing-supply/supply vessels of 58%, or $33.0 million, during the same comparative period, due to a 16 percentage point increase in utilization rates and 31% increase in average day rates, resulting from the resolution of delays in the acceptance of and cancellations of other vessels as part of a multi-vessel package committed to charter hire contracts with one customer in the Middle East. In addition, deepwater vessel revenue increased 20%, or $9.4 million, during the same comparative periods, due to a 13% increase in average day rates due to the replacement of older vessels in the area, whose demand had decreased, with newer, more sophisticated vessels that have greater capabilities that our customers demand in the region.

At the beginning of fiscal 2013, the company had seven Middle East/North Africa-based stacked vessels. During fiscal 2013, the company stacked one additional vessel and sold two vessels from the previously stacked vessel fleet, resulting in a total of six stacked Middle East/North Africa-based vessels as of March 31, 2013.

Middle East/North Africa-based vessel operating profit increased $38.3 million, during fiscal 2013 as compared to fiscal 2012, primarily due to higher revenues which were minimally offset by higher general and administrative expense which increased 24% or $2.8 million due to a higher number of administrative personnel, higher office and property costs and other costs associated with the increase in operational activity in the region.

Sub-Saharan Africa/Europe Segment Operations.    Sub-Saharan Africa/Europe-based vessel revenues increased approximately 21%, or $96.8 million, during fiscal 2013 as compared to fiscal 2012. Revenues attributable to deepwater vessels increased 37%, or $73.8 million, during the same comparative periods, due to a 16% increase in average day rates. Towing-supply/supply vessel revenue increased 14%, or 27.4 million, during the same comparative periods, due to a 9% increase in average day rates and an 11 percentage point increase in utilization. Average day rates on the deepwater vessels and towing-supply/supply vessels increased due to the replacement of older vessels in the area with newer more sophisticated vessels with greater capabilities that are in demand by our customers in the region, as well as the annual renewal of certain contracts at higher day rates.

Total utilization rates for the Sub-Saharan Africa/Europe-based vessels increased four percentage points during fiscal 2013 as compared to fiscal 2012; however, this increase is partially a result of the sale of 21 older, stacked vessels from the Sub-Saharan/Europe-based vessel fleet during this two year period. Within the Sub-Saharan Africa/Europe segment, the company continued to stack, and in some cases dispose of vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 23 Sub-Saharan Africa/Europe-based stacked vessels. During fiscal 2013, the company stacked five additional vessels and sold 18 vessels from the previously stacked vessel fleet, resulting in a total of 10 stacked Sub-Saharan Africa/Europe-based vessels as of March 31, 2013.

Sub-Saharan Africa/Europe-based vessel operating profit increased approximately 33%, or $32.3 million, during fiscal 2013 as compared to fiscal 2012, primarily due to higher revenues, which were partially offset by an approximate 20%, or $53.3 million, increase in vessel operating costs (primarily crew costs and repair and maintenance costs and other vessel operating costs); an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased approximately 13%, or $15.4 million, during fiscal 2013 as compared to fiscal 2012, due to an increase in the number of deepwater vessels operating in the segment. Repair and maintenance cost increased 56%, or $23.6 million, from the prior fiscal year, due to a higher number of drydockings being performed during the current period. Other vessel costs also increased 10%, or $5.7 million, during fiscal 2013 as compared to fiscal 2012 primarily due to higher fees paid to brokers. Depreciation expense increased 12%, or $7.1 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment. General and administrative expenses increased 9%, or $4.1 million, during the same comparative periods, most notably due to increases in office and property costs.

Other Items.    Insurance and loss reserves expense increased $3.3 million, or 19%, during fiscal 2013 as compared to fiscal 2012, primarily due to additional premium costs due as a result of the sinking of a 3,800 BHP tug (net book value of approximately $4.2 million). The company believes that its insurance coverage, subject to customary retentions, deductibles and premium adjustments, is adequate to provide for the loss and any claims that may arise as a result of the sinking. The company is unaware of any personal injuries resulting from the incident.

Gain on asset dispositions, net during fiscal 2013 decreased $11.0 million, or 63%, as compared to fiscal 2012, primarily due to a lower number of vessels disposed during the current fiscal year and an increase in impairment charges to this account in fiscal 2013. Also included in gain on asset dispositions, net is a gain of $2.3 million related to the sale of one of the company’s two shipyards. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

The company performed reviews of its assets for impairment during fiscal 2013 and 2012. The below table summarizes the combined fair value of the assets that incurred impairments along with the amount of impairment during the years ended March 31. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	2013	2012
Amount of impairment incurred	$8,078	3,607
Combined fair value of assets incurring impairment	14,733	8,175

Fiscal 2012 Compared to Fiscal 2011

Consolidated Results.    Although the company’s revenue during fiscal 2012 increased $11.6 million, or a modest 1%, over the revenues earned during fiscal 2011, the company’s consolidated net earnings decreased 17%, or $18.2 million, during fiscal 2012, reflecting a $30.9 million non-cash goodwill impairment charge ($22.1 million after-tax, or $0.43 per share) recorded during the quarter ended September 30, 2011 on the company’s Middle East/North Africa segment as disclosed in Note (15) of Notes to Consolidated Financial Statements included in Part I, Item 1 of this report; an $11.5 million, or 107%, increase in interest and debt costs as disclosed in Note (4) of Notes to Consolidated Financial Statements; and an $11.1 million, or 8%, increase in general and administrative expenses.

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

Americas Segment Operations.    Americas-based vessel revenues decreased approximately 11%, or $38.3 million, during fiscal 2012 as compared to fiscal 2011, primarily due to an approximate 6% decrease in average day rates on the deepwater vessels operating in the Americas and because a fewer number of vessels are operating in this segment after the transfer of deepwater vessels to other segments. Revenues on the deepwater vessels declined 19%, or $34.3 million, during the comparative periods. In addition, revenues on our towing-supply/supply class of vessels also declined $5.4 million, or 4%, during the same comparative periods primarily due to a fewer number of vessels operating after vessel sales. A $1.9 million, or 8%, increase in revenues generated by offshore tugs, during the same comparative periods, slightly offset revenue declines on the two aforementioned classes of vessels due to an eight percentage point increase in utilization and a 29% increase in average day rates due to stronger demand for this type of vessel in the Americas segment.

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

Asia/Pacific Segment Operations.    Asia/Pacific-based vessel revenues decreased approximately 13%, or $23.1 million, during fiscal 2012 as compared to fiscal 2011, primarily due to a five percentage point decrease in utilization rates on the towing-supply/supply class of vessels as a result of weaker demand, particularly for older equipment within this class of vessels and because of vessels transferred out of the segment, which collectively resulted in a $15.7 million decrease in vessel revenues on the Asia/Pacific region’s non-deepwater towing-supply/supply class of vessels. Revenues on the deepwater vessels also declined $7.4 million due to a two percentage point decrease in utilization rates on the deepwater vessels operating in this segment, largely due to unanticipated delays on certain customer projects.

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

Sub-Saharan Africa/Europe Segment Operations.    Sub-Saharan Africa/Europe-based vessel revenues increased approximately 13%, or $53.3 million, during fiscal 2012 as compared to fiscal 2011, due to an increase in the number of deepwater vessels operating in the segment (due to the delivery of new vessels and vessels mobilizing into this segment), a three percentage point increase in utilization rates, and a 12% increase in average day rates on the deepwater vessels, all of which resulted in a $76.0 million increase in deepwater vessel revenues. Revenue increases generated by the deepwater vessels were partially offset by a decline in revenue experienced by the non-deepwater towing-supply/supply class of vessels. Vessel revenue on the towing-supply/supply class of vessels decreased approximately 9%, or $20.1 million, from the prior fiscal year, due to a five percentage point decrease in utilization rates and because fewer towing-supply/supply class of vessels operated in the segment due to vessel sales and transfers to other segments.

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (two vessels at March 31, 2013) or vessels owned by joint ventures (10 vessels at March 31, 2013). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

REVENUE BY VESSEL CLASS: (In thousands)
Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$36,280	44,747	48,089	49,916	179,032
Towing-supply/supply	34,352	31,109	29,418	25,938	120,817
Other	7,018	6,460	7,025	6,707	27,210
Total	$77,650	82,316	84,532	82,561	327,059
Asia/Pacific fleet:
Deepwater vessels	$25,337	24,592	21,862	24,327	96,118
Towing-supply/supply	25,500	20,229	19,277	19,211	84,217
Other	905	917	918	939	3,679
Total	$51,742	45,738	42,057	44,477	184,014
Middle East/North Africa fleet:
Deepwater vessels	$11,284	12,275	15,407	16,979	55,945
Towing-supply/supply	20,000	18,859	25,870	25,173	89,902
Other	1,166	917	750	732	3,565
Total	$32,450	32,051	42,027	42,884	149,412
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$62,615	67,696	64,509	78,724	273,544
Towing-supply/supply	49,012	63,548	54,816	58,981	226,357
Other	16,625	18,473	17,102	17,412	69,612
Total	$128,252	149,717	136,427	155,117	569,513
Worldwide fleet:
Deepwater vessels	$135,516	149,310	149,867	169,946	604,639
Towing-supply/supply	128,864	133,745	129,381	129,303	521,293
Other	25,714	26,767	25,795	25,790	104,066
Total	$290,094	309,822	305,043	325,039	1,229,998

Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$36,405	36,639	38,861	35,045	146,950
Towing-supply/supply	35,686	36,648	35,866	35,596	143,796
Other	8,586	8,605	8,014	8,578	33,783
Total	$80,677	81,892	82,741	79,219	324,529
Asia/Pacific fleet:
Deepwater vessels	$15,929	12,264	20,445	26,857	75,495
Towing-supply/supply	18,444	15,870	19,334	20,197	73,845
Other	1,126	993	1,140	1,153	4,412
Total	$35,499	29,127	40,919	48,207	153,752
Middle East/North Africa fleet:
Deepwater vessels	$10,751	11,782	12,647	11,331	46,511
Towing-supply/supply	13,474	11,616	13,778	18,034	56,902
Other	1,832	1,412	1,414	1,418	6,076
Total	$26,057	24,810	27,839	30,783	109,489
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$38,506	45,605	51,194	64,392	199,697
Towing-supply/supply	52,626	48,698	49,519	48,161	199,004
Other	19,950	18,280	18,274	17,493	73,997
Total	$111,082	112,583	118,987	130,046	472,698
Worldwide fleet:
Deepwater vessels	$101,591	106,290	123,147	137,625	468,653
Towing-supply/supply	120,230	112,832	118,497	121,988	473,547
Other	31,494	29,290	28,842	28,642	118,268
Total	$253,315	248,412	270,486	288,255	1,060,468

REVENUE BY VESSEL CLASS - continued:

(In thousands)
Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$51,302	49,635	47,046	33,261	181,244
Towing-supply/supply	35,058	37,631	36,349	40,113	149,151
Other	7,739	7,767	8,215	8,709	32,430
Total	$94,099	95,033	91,610	82,083	362,825
Asia/Pacific fleet:
Deepwater vessels	$19,116	17,957	24,757	21,089	82,919
Towing-supply/supply	22,410	23,595	23,183	20,329	89,517
Other	1,101	1,113	1,112	1,115	4,441
Total	$42,627	42,665	49,052	42,533	176,877
Middle East/North Africa fleet:
Deepwater vessels	$7,554	6,035	5,820	9,051	28,460
Towing-supply/supply	11,903	15,165	15,393	14,408	56,869
Other	1,694	1,743	1,724	1,661	6,822
Total	$21,151	22,943	22,937	25,120	92,151
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$28,671	31,238	31,290	32,508	123,707
Towing-supply/supply	56,509	56,047	54,629	52,103	219,288
Other	18,939	18,944	20,115	18,367	76,365
Total	$104,119	106,229	106,034	102,978	419,360
Worldwide fleet:
Deepwater vessels	$106,643	104,865	108,913	95,909	416,330
Towing-supply/supply	125,880	132,438	129,554	126,953	514,825
Other	29,473	29,567	31,166	29,852	120,058
Total	$261,996	266,870	269,633	252,714	1,051,213

UTILIZATION: Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	73.7%	70.7	73.1	80.4	74.4
Towing-supply/supply	53.4	48.2	48.0	41.9	48.0
Other	80.5	72.5	82.4	81.0	79.0
Total	63.3%	58.6	60.9	59.1	60.5
Asia/Pacific fleet:
Deepwater vessels	92.6%	81.2	89.2	83.6	86.8
Towing-supply/supply	54.9	52.2	52.4	54.5	53.5
Other	58.7	100.0	100.0	100.0	85.1
Total	62.5%	58.7	60.5	62.4	61.0
Middle East/North Africa fleet:
Deepwater vessels	93.6%	91.8	89.8	98.6	93.5
Towing-supply/supply	77.2	71.2	80.1	74.7	75.8
Other	42.2	34.5	28.6	29.3	33.7
Total	75.0%	69.9	75.1	73.4	73.3
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	84.1%	83.0	70.3	76.3	78.2
Towing-supply/supply	60.3	67.8	66.9	73.3	66.9
Other	76.6	79.9	77.2	78.7	78.1
Total	71.3%	75.4	71.1	75.9	73.4
Worldwide fleet:
Deepwater vessels	83.1%	79.8	75.2	80.6	79.6
Towing-supply/supply	60.0	59.9	61.1	61.2	60.6
Other	74.2	74.7	74.5	75.2	74.6
Total	68.4%	67.8	67.5	69.4	68.3

UTILIZATION - continued:

Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	70.8%	73.5	79.7	75.9	74.9
Towing-supply/supply	43.3	46.9	54.2	53.1	49.0
Other	70.5	66.3	59.6	69.4	66.3
Total	54.3%	56.8	61.0	61.4	58.2
Asia/Pacific fleet:
Deepwater vessels	71.1%	59.6	83.5	95.3	76.8
Towing-supply/supply	42.5	36.3	43.8	43.1	41.3
Other	100.0	79.3	100.0	100.0	94.8
Total	51.1%	42.8	54.4	55.9	50.9
Middle East/North Africa fleet:
Deepwater vessels	76.3%	91.6	98.8	100.0	91.2
Towing-supply/supply	57.6	49.7	59.2	73.3	59.9
Other	63.2	50.0	50.0	50.0	53.3
Total	61.6%	57.4	65.2	74.4	64.5
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	81.6%	88.1	83.8	84.0	84.4
Towing-supply/supply	56.8	54.6	56.9	55.0	55.8
Other	84.1	80.0	79.7	75.5	79.8
Total	70.1%	69.2	70.0	68.4	69.4
Worldwide fleet:
Deepwater vessels	75.7%	79.3	84.2	84.9	81.1
Towing-supply/supply	50.3	48.1	53.9	55.0	51.7
Other	79.3	74.1	72.4	72.6	74.6
Total	61.5%	60.2	64.6	65.4	62.9

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	80.3%	79.2	78.5	70.1	77.3
Towing-supply/supply	39.3	42.7	41.0	48.3	42.6
Other	42.4	46.1	49.2	60.4	48.9
Total	47.8%	50.8	50.2	55.2	50.8
Asia/Pacific fleet:
Deepwater vessels	90.1%	61.2	84.7	78.9	78.3
Towing-supply/supply	49.7	46.5	46.8	43.5	46.6
Other	100.0	100.0	100.0	100.0	100.0
Total	59.4%	51.6	57.5	53.6	55.5
Middle East/North Africa fleet:
Deepwater vessels	88.4%	87.9	80.1	87.5	86.3
Towing-supply/supply	64.8	71.7	72.5	66.6	69.0
Other	59.6	60.0	59.7	58.8	59.5
Total	67.4%	71.8	71.5	68.8	69.9
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	86.0%	87.4	79.2	76.0	81.7
Towing-supply/supply	63.1	62.7	62.4	59.6	61.9
Other	78.8	79.5	84.2	82.4	81.2
Total	71.7%	71.9	72.3	69.8	71.4
Worldwide fleet:
Deepwater vessels	84.6%	78.9	80.2	75.8	79.8
Towing-supply/supply	52.7	54.5	54.0	54.2	53.9
Other	65.9	68.0	71.8	74.7	70.0
Total	61.1%	61.8	62.7	62.8	62.1

AVERAGE DAY RATES:
Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$25,829	28,450	28,721	29,480	28,216
Towing-supply/supply	14,135	14,103	13,721	14,330	14,064
Other	5,987	6,094	6,181	6,132	6,097
Total	$15,508	17,012	17,060	17,960	16,861
Asia/Pacific fleet:
Deepwater vessels	$32,225	42,037	35,453	37,370	36,424
Towing-supply/supply	14,229	12,663	12,592	13,976	13,378
Other	9,945	9,972	9,972	10,432	10,079
Total	$19,384	20,109	18,779	21,024	19,789
Middle East/North Africa fleet:
Deepwater vessels	$18,920	18,359	20,710	21,259	19,926
Towing-supply/supply	9,812	9,857	12,020	12,689	11,116
Other	5,056	4,812	4,750	4,628	4,836
Total	$11,325	11,561	13,761	14,583	12,844
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$22,643	25,235	25,853	26,468	25,056
Towing-supply/supply	13,572	15,721	14,318	14,996	14,684
Other	4,884	5,236	5,054	5,300	5,118
Total	$13,113	14,602	14,053	15,218	14,261
Worldwide fleet:
Deepwater vessels	$24,406	27,102	27,100	27,782	26,626
Towing-supply/supply	13,054	13,705	13,399	14,207	13,580
Other	5,250	5,496	5,407	5,573	5,430
Total	$14,275	15,384	15,286	16,378	15,325

Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$26,360	24,863	25,247	25,911	25,573
Towing-supply/supply	14,031	14,786	13,812	13,704	14,076
Other	6,044	6,408	6,431	6,791	6,407
Total	$15,094	15,466	15,373	15,197	15,283
Asia/Pacific fleet:
Deepwater vessels	$21,436	20,619	25,357	30,982	25,073
Towing-supply/supply	12,519	11,974	12,836	13,751	12,790
Other	6,189	6,807	6,189	6,335	6,358
Total	$14,801	14,098	16,389	19,148	16,221
Middle East/North Africa fleet:
Deepwater vessels	$18,147	17,466	17,484	17,788	17,703
Towing-supply/supply	7,738	8,513	8,604	8,992	8,477
Other	5,302	5,117	5,127	5,194	5,192
Total	$9,726	10,716	10,705	10,558	10,417
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$20,399	20,375	21,719	23,254	21,584
Towing-supply/supply	13,228	13,121	13,482	13,894	13,420
Other	5,008	4,779	4,889	4,993	4,917
Total	$11,278	11,518	12,181	13,353	12,080
Worldwide fleet:
Deepwater vessels	$22,065	21,338	22,696	24,465	22,709
Towing-supply/supply	12,349	12,706	12,636	12,790	12,617
Other	5,310	5,240	5,298	5,485	5,330
Total	$12,496	12,771	13,359	14,140	13,197

AVERAGE DAY RATES - continued:

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater vessels	$28,065	27,238	27,533	25,041	27,103
Towing-supply/supply	13,005	13,603	13,741	14,411	13,695
Other	6,288	6,198	6,298	6,406	6,300
Total	$16,352	16,268	16,190	15,003	15,965
Asia/Pacific fleet:
Deepwater vessels	$22,446	24,933	22,697	23,681	23,336
Towing-supply/supply	12,117	12,917	12,305	12,688	12,498
Other	6,048	6,048	6,048	6,189	6,083
Total	$14,785	15,623	15,529	15,913	15,454
Middle East/North Africa fleet:
Deepwater vessels	$16,980	16,232	17,862	16,907	16,962
Towing-supply/supply	7,401	7,522	7,595	7,693	7,558
Other	5,205	5,262	5,226	5,235	5,232
Total	$8,892	8,438	8,551	9,216	8,772
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$19,290	19,044	19,302	19,325	19,239
Towing-supply/supply	12,677	12,098	11,897	12,206	12,216
Other	4,757	4,717	4,854	4,705	4,760
Total	$10,491	10,324	10,238	10,450	10,374
Worldwide fleet:
Deepwater vessels	$23,129	23,024	22,946	21,619	22,691
Towing-supply/supply	11,863	11,781	11,621	12,060	11,827
Other	5,153	5,112	5,228	5,182	5,169
Total	$12,511	12,366	12,337	12,194	12,352

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

UTILIZATION:
Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	85.3%	79.8	82.8	84.7	83.1
Traditional vessels	41.8	36.1	37.9	33.2	37.3
Total	63.3%	58.6	60.9	59.1	60.5
Asia/Pacific fleet:
New vessels	93.6%	84.2	85.7	82.5	86.7
Traditional vessels	—	—	—	—	—
Total	62.5%	58.7	60.5	62.4	61.0
Middle East/North Africa fleet:
New vessels	89.5%	84.8	89.4	83.8	86.8
Traditional vessels	46.0	37.5	34.4	37.6	39.2
Total	75.0%	69.9	75.1	73.4	73.3
Sub-Saharan Africa/Europe fleet:
New vessels	83.7%	86.8	79.0	83.7	83.3
Traditional vessels	31.6	36.7	39.7	39.3	36.5
Total	71.3%	75.4	71.1	76.9	73.4
Worldwide fleet:
New vessels	86.2%	84.7	82.1	83.3	84.2
Traditional vessels	33.0	32.0	33.4	31.9	32.6
Total	68.4%	67.8	67.5	69.4	68.3

Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	86.8%	85.6	90.1	87.3	87.5
Traditional vessels	35.1	36.2	37.7	41.3	37.4
Total	54.3%	56.8	61.0	61.4	58.2
Asia/Pacific fleet:
New vessels	80.8%	69.8	83.1	81.0	78.7
Traditional vessels	16.8	8.2	10.2	10.4	11.6
Total	51.1%	42.8	54.4	55.9	50.9
Middle East/North Africa fleet:
New vessels	69.1%	58.6	68.2	83.9	70.3
Traditional vessels	54.3	55.9	59.6	55.9	56.1
Total	61.6%	57.4	65.2	74.4	64.5
Sub-Saharan Africa/Europe fleet:
New vessels	88.0%	86.8	84.8	82.2	85.4
Traditional vessels	33.8	33.7	36.1	32.1	34.0
Total	70.1%	69.2	70.0	68.4	69.4
Worldwide fleet:
New vessels	84.4%	80.5	83.4	83.2	82.9
Traditional vessels	34.8	33.5	35.5	35.7	34.8
Total	61.5%	60.2	64.6	65.4	62.9

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	82.0%	84.7	83.4	87.4	84.3
Traditional vessels	29.2	31.1	30.2	36.1	31.5
Total	47.8%	50.8	50.2	55.2	50.8
Asia/Pacific fleet:
New vessels	87.8%	69.7	79.7	79.3	78.7
Traditional vessels	37.6	34.0	31.7	22.0	31.8
Total	59.4%	51.6	57.5	53.6	55.5
Middle East/North Africa fleet:
New vessels	70.2%	87.7	93.0	79.7	83.1
Traditional vessels	66.2	63.4	59.7	61.3	62.7
Total	67.4%	71.8	71.5	68.8	69.9
Sub-Saharan Africa/Europe fleet:
New vessels	88.2%	89.8	89.7	87.8	88.9
Traditional vessels	45.2	41.6	41.7	35.8	41.2
Total	71.7%	71.9	72.3	69.8	71.4
Worldwide fleet:
New vessels	85.3%	85.3	86.8	85.6	85.8
Traditional vessels	40.1	39.2	38.1	37.7	38.8
Total	61.1%	61.8	62.7	62.8	62.1

AVERAGE DAY RATES:
Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	$19,119	20,771	21,022	21,330	20,564
Traditional vessels	8,318	8,203	7,913	9,290	8,399
Total	$15,508	17,012	17,060	17,960	16,861
Asia/Pacific fleet:
New vessels	$19,384	20,109	18,779	21,024	19,789
Traditional vessels	—	—	—	—	—
Total	$19,384	20,109	18,779	21,024	19,789
Middle East/North Africa fleet:
New vessels	$12,388	12,453	14,310	15,172	13,660
Traditional vessels	7,186	7,179	9,707	10,055	8,259
Total	$11,325	11,561	13,761	14,583	12,844
Sub-Saharan Africa/Europe fleet:
New vessels	$13,680	15,332	14,783	15,905	14,944
Traditional vessels	8,331	8,773	8,313	8,239	8,427
Total	$13,113	14,602	14,053	15,218	14,261
Worldwide fleet:
New vessels	$15,466	16,660	16,503	17,458	16,526
Traditional vessels	8,121	8,258	8,282	9,014	8,388
Total	$14,275	15,384	15,286	16,378	15,325

Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	$18,849	19,469	18,863	19,096	19,069
Traditional vessels	9,587	8,650	8,655	8,851	8,956
Total	$15,094	15,466	15,373	15,197	15,283
Asia/Pacific fleet:
New vessels	$16,716	15,028	17,395	20,247	17,494
Traditional vessels	4,232	3,953	3,749	3,642	3,968
Total	$14,801	14,098	16,389	19,148	16,221
Middle East/North Africa fleet:
New vessels	$12,496	13,562	12,337	11,657	12,398
Traditional vessels	6,259	6,759	7,174	7,377	6,815
Total	$9,726	10,716	10,705	10,558	10,417
Sub-Saharan Africa/Europe fleet:
New vessels	$11,907	12,134	12,921	14,098	12,774
Traditional vessels	7,970	8,313	8,226	8,353	8,208
Total	$11,278	11,518	12,181	13,353	12,080
Worldwide fleet:
New vessels	$14,091	14,291	14,835	15,658	14,741
Traditional vessels	7,987	7,970	8,021	8,226	8,045
Total	$12,496	12,771	13,359	14,140	13,197

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	$20,247	20,073	20,078	18,400	19,727
Traditional vessels	10,416	10,246	9,757	10,115	10,139
Total	$16,352	16,268	16,190	15,003	15,965
Asia/Pacific fleet:
New vessels	$19,503	20,235	18,880	18,332	19,176
Traditional vessels	6,320	6,361	5,769	5,195	6,023
Total	$14,785	15,623	15,529	15,913	15,454
Middle East/North Africa fleet:
New vessels	$13,526	10,983	11,028	12,325	11,812
Traditional vessels	6,835	6,591	6,442	6,414	6,580
Total	$8,892	8,438	8,551	9,216	8,772
Sub-Saharan Africa/Europe fleet:
New vessels	$11,506	11,164	11,022	11,077	11,186
Traditional vessels	7,319	7,268	7,274	7,537	7,339
Total	$10,491	10,324	10,238	10,450	10,374
Worldwide fleet:
New vessels	$14,943	14,463	14,317	13,851	14,381
Traditional vessels	8,029	7,964	7,712	8,047	7,939
Total	$12,511	12,366	12,337	12,194	12,352

AVERAGE VESSEL COUNT (EXCLUDING STACKED VESSELS):
Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	43	46	45	43	44
Traditional vessels	21	19	19	18	19
Total	64	65	64	61	63
Asia/Pacific fleet:
New vessels	31	29	28	28	29
Traditional vessels	1	—	—	—	—
Total	32	29	28	28	29
Middle East/North Africa fleet:
New vessels	27	28	32	34	30
Traditional vessels	8	8	6	5	6
Total	35	36	38	39	36
Sub-Saharan Africa/Europe fleet:
New vessels	115	114	119	124	117
Traditional vessels	15	14	14	13	15
Total	130	128	133	137	132
Worldwide fleet:
New vessels	216	218	224	229	220
Traditional vessels	45	40	39	36	40
Total	261	258	263	265	260

Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	39	41	42	41	41
Traditional vessels	28	27	24	24	25
Total	67	68	66	65	66
Asia/Pacific fleet:
New vessels	28	29	30	32	30
Traditional vessels	4	4	2	1	3
Total	32	33	32	33	33
Middle East/North Africa fleet:
New vessels	24	25	27	27	25
Traditional vessels	16	13	9	9	12
Total	40	38	36	36	37
Sub-Saharan Africa/Europe fleet:
New vessels	103	103	106	113	106
Traditional vessels	24	20	20	18	21
Total	127	123	126	131	127
Worldwide fleet:
New vessels	194	198	205	213	202
Traditional vessels	72	64	55	52	61
Total	266	262	260	265	263

Fiscal Year 2011	First	Second	Third	Fourth	Year
Americas fleet:
New vessels	42	43	43	39	42
Traditional vessels	42	38	33	31	36
Total	84	81	76	70	78
Asia/Pacific fleet:
New vessels	23	28	32	30	28
Traditional vessels	18	15	9	6	12
Total	41	43	41	36	40
Middle East/North Africa fleet:
New vessels	11	14	15	18	14
Traditional vessels	23	23	20	20	22
Total	34	37	35	38	36
Sub-Saharan Africa/Europe fleet:
New vessels	94	98	99	103	98
Traditional vessels	36	32	29	27	31
Total	130	130	128	130	129
Worldwide fleet:
New vessels	170	183	189	190	182
Traditional vessels	119	108	91	184	101
Total	289	291	280	274	283

Vessel Count, Dispositions, Acquisitions and Construction Programs

The average age of the company’s 316 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet at March 31, 2013 is approximately 12.6 years. The average age of 232 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is 6.2 years. The remaining 84 vessels have an average age of 30.1 years. The following table compares the average number of vessels by class and geographic distribution during the fiscal years ended March 31 and the actual March 31, 2013 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2013	2013	2012	2011
Americas fleet:
Deepwater vessels	24	23	21	24
Towing-supply/supply	48	50	57	70
Other	15	15	21	29
Total	87	88	99	123
Less stacked vessels	26	25	33	45
Active vessels	61	63	66	78
Asia/Pacific fleet:
Deepwater vessels	9	8	11	12
Towing-supply/supply	27	32	38	42
Other	1	1	2	2
Total	37	41	51	56
Less stacked vessels	9	12	18	16
Active vessels	28	29	33	40
Middle East/North Africa fleet:
Deepwater vessels	9	8	8	5
Towing-supply/supply	30	29	31	30
Other	6	6	6	6
Total	45	43	45	41
Less stacked vessels	6	7	8	5
Active vessels	39	36	37	36
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	42	38	30	22
Towing-supply/supply	58	63	74	82
Other	47	48	50	51
Total	147	149	154	155
Less stacked vessels	10	17	27	26
Active vessels	137	132	127	129
ACTIVE OWNED OR CHARTERED VESSELS	265	260	263	283
Stacked vessels	51	61	86	92
TOTAL OWNED OR CHARTERED VESSELS	316	321	349	375
Vessels withdrawn from service	2	2	3	5
Joint-venture and other	10	10	10	10
Total	328	333	362	390

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

The company had 51, 67 and 90 stacked vessels at March 31, 2013, 2012 and 2011, respectively. Most of the vessels stacked at March 31, 2013 are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The number of vessels disposed by vessel type and segment during the fiscal years ended March 31, are as follows:

	2013	2012	2011
Number of vessels disposed by vessel type:
Deepwater vessels:
Anchor handling towing supply	—	1	—
Platform supply vessels	1	1	—
Towing-supply/supply vessels:
Anchor handling towing supply	15	39	25
Platform supply vessel	8	10	6
Other	8	9	15
Total	32	60	46

Number of vessels disposed by segment:
Americas	2	27	26
Asia/Pacific	8	7	7
Middle East/North Africa	3	12	2
Sub-Saharan Africa/Europe	19	12	7
Vessels withdrawn from service	—	2	4
Total	32	60	46

Vessel Deliveries and Acquisitions

The table below summarizes the number of vessels added to the company’s fleet during the fiscal years ended March 31 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2013 (A)	2012	2011
Deepwater vessels:
Anchor handling towing supply	—	—	1
Platform supply vessels	13	9	6
Towing-supply/supply vessels:
Anchor handling towing supply	2	14	21
Platform supply vessels	1	1	—
Other:
Crewboats	2	—	1
Total number of vessels added to the fleet	18	24	29

(A)

Excluded from fiscal 2013 vessel deliveries and acquisitions are two towing-supply/supply class PSVs that were originally sold to a third party and leased back in fiscal 2006 and 2007. The company elected to repurchase these vessels from the lessors during fiscal 2013 as disclosed in Note (10) of Notes to Consolidated Financial Statements included in item 8 of this report.

Fiscal 2013.

The company took delivery of eleven newly-built vessels and acquired seven vessels from third parties. Seven of the delivered vessels are deepwater PSVs, six of which are 286-feet in length and one is 249-feet in length. The six 286-feet PSVs were constructed at an international shipyard for a total aggregate cost of $175.9 million. The 249-feet PSV was built at a different international shipyard for $19.2 million. The company also took delivery of two towing-supply/supply class, AHTS vessels that have 8,200 brake horse power (BHP). These two vessels were constructed at an international shipyard for a total aggregate cost of $47.6 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6.0 million. In addition, the company acquired six deepwater PSVs for a total cost of $170.0 million (which range between 220-feet to 250-feet in length) and one towing-supply/supply class PSVs for a total cost of $13.0 million.

In addition tp the 18 deliveries noted above, we acquired two additional towing-supply/supply class PSVs during fiscal 2013 which were originally taken delivery of, then sold and leased back during fiscal 2006 and 2007. The company elected to repurchase these vessels from the lessors for an aggregate total of $17.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels and to Note (10) of Notes to Consolidated Financial Statements included in Item 8 of this report.

Fiscal 2012.    The company took delivery of 13 newly-built vessels and acquired 11 vessels from third parties. Six of the newly-built vessels are towing-supply/supply class, anchor handling towing supply vessels and the other seven are deepwater class platform supply vessels. The six anchor handling towing supply vessels were constructed at two different international shipyards for $94.2 million and have between 5,150 and 8,200 brake horse power (BHP). One 266-foot deepwater, platform supply vessel was constructed at the company’s own shipyard, Quality Shipyard, L.L.C., for a cost of $36.1 million. The other six deepwater, platform supply vessels measure 286-feet and were constructed at the same international shipyard for $172.0 million. The company also acquired a 246-foot and a 250-foot deepwater, platform supply vessels for a total aggregate cost of $41.6 million and eight 5,150 BHP towing-supply/supply class, anchor handling towing supply vessels for a total aggregate total cost of $96.7 million.

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

Vessel Construction and Acquisition Expenditures at March 31, 2013

At March 31, 2013, the company had six 7,100 BHP towing-supply/supply vessels under construction at an international shipyard, for a total expected cost of $112.9 million. The vessels are expected to be delivered beginning in July 2014 with final delivery of the last vessel in April 2015. As of March 31, 2013, the company had invested $28.0 million for these vessels.

The company is also committed to the construction of six 246-foot, one 261-foot, ten 275-foot and two 300-foot deepwater platform supply vessels (PSVs) for a total estimated cost of $562.8 million. The 261-foot deepwater class vessel is being constructed at a U.S. shipyard and a different U.S. shipyard is constructing the two 300-foot deepwater PSVs. Two different international shipyards are constructing four and six 275-foot deepwater PSVs, respectively, and a two other international shipyards are constructing two and four 246-foot deepwater PSVs, respectively. The 261-foot deepwater platform supply vessel has an expected delivery in April 2014. The ten 275-foot deepwater class vessels are expected to be delivered beginning in January 2014, with final delivery of the tenth vessel in April 2015. The company expects to take delivery of the first of six 246-foot deepwater PSVs in March 2014 with delivery of the sixth vessel in August 2015. The two 300-foot deepwater class vessels are scheduled for delivery in August and November 2013. As of March 31, 2013, $156.6 million was invested in these 19 vessels.

Two vessels under construction at a domestic shipyard have fallen substantially behind their original delivery schedule. The shipyard had previously notified the company that the shipyard should be entitled to later delivery dates and an increase in the contract price for both vessels because the company was late in completing and providing the shipyard with detailed design drawings of the vessel. The detailed design drawings were developed for the company by a third party designer. While the company believes that other factors also contributed to the delay, the company and the shipyard reached an agreement during the quarter ended September 30, 2012 which include an increase in the contract price of each vessel, one or more change orders for each hull, among other modifications to the contract terms and the extension of the delivery dates of the two vessels by approximately seven and eight months, respectively.

The company is also committed to the construction of two water jet crewboats, and two 215-foot specialty vessels for a cost of $57.1 million. Two international shipyards are constructing these vessels. One of the water jet crewboats was delivered in April 2013 and the other is expected to be delivered in May of 2013. The specialty vessels are expected to be delivered between September and December 2013. As of March 31, 2013, the company had invested $44.7 million for the construction of these four vessels.

The company is also committed to the construction of one 175-foot fast supply vessel in a Brazilian shipyard, which is experiencing a substantial delay. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company continues to pursue arbitration of these issues.

At March 31, 2013, the company had agreed to purchase two PSVs for an aggregate total purchase price of $93.6 million. The company took possession of one PSV which has 3,000 DWT of cargo capacity in April 2013 for $46.8 million. The company is expected to take delivery of the other purchased PSV in July 2013. As of March 31, 2013, the company had not expended funds to acquire these two vessels.

Vessel Commitments Summary at March 31, 2013

The table below summarizes the various vessel commitments, including vessels under construction and vessel acquisition, by vessel class and type as of March 31, 2013:

	Non-U.S. Built				U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Invested Through 3/31/13	Remaining Balance 3/31/13	Number of Vessels	Total Cost	Invested Through 3/31/13	Remaining Balance 3/31/13
In thousands, except number of vessels:
Deepwater platform supply vessels	18	$503,206	56,426	446,780	3	153,223	100,127	53,096
Towing-supply/supply vessels	6	112,862	28,025	84,837	—	—	—	—
Other	5	67,318	52,751	14,567	—	—	—	—
Totals	29	$683,386	137,202	546,184	3	153,223	100,127	53,096

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	06/13	09/13	12/13	03/14	06/14	Thereafter

Deepwater platform supply vessels	1	2	1	3	5	9
Towing-supply/supply vessels	—	—	—	—	—	6
Other	2	1	1	—	1	—
Totals	3	3	2	3	6	15

(In thousands)
Expected quarterly cash outlay	$105,536	79,443	45,714	80,310	88,248	200,029 (A)

(A)    The $200,029 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $130,510 in the remaining quarters of fiscal 2014 and $69,519 during fiscal 2015.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (4) of Notes to Consolidated Financial Statements. The company has $599.3 million in unfunded capital commitments associated with the 30 vessels currently under construction and the two vessel purchase commitments at March 31, 2013.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consist of the following components:

(In thousands)	2013	%	2012	%	2011	%
Personnel	$109,058	9%	92,293	9%	80,100	8%
Office and property	26,270	2%	23,615	2%	20,757	2%
Sales and marketing	9,819	1%	9,407	1%	8,458	1%
Professional services	19,510	1%	22,326	2%	17,972	1%
Other	10,952	1%	8,929	1%	18,167	2%
	$175,609	14%	156,570	15%	145,454	14%

General and administrative expenses were higher by approximately 12%, or $19.0 million, during fiscal 2013 as compared to fiscal 2012, primarily due to higher personnel costs resulting from pay raises for administrative personnel; higher accruals for incentive bonuses; the settlement of a supplemental retirement plan of the former chief executive officer of the company; higher costs related to stock-based compensation awards and higher office and property expenses (primarily office rent and information technology costs). These increases were partially offset by decreases in professional expenses.

General and administrative expenses were higher by approximately 8%, or $11.1 million, during fiscal 2012 as compared to fiscal 2011, primarily due to higher personnel costs resulting from pay raises for administrative personnel; higher accruals for incentive bonuses; an increase in costs associated with foreign assigned administrative employees (specifically foreign income taxes paid by the company on behalf of expatriate employees); higher legal fees associated with various legal matters as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report and “Other Liquidity Matters” below; and higher office and property expenses (primarily office rent and information technology costs). In addition, “Other” general and administrative expenses, during fiscal 2012, were lower than fiscal 2011, because fiscal 2011 included a $4.4 million settlement with the Department of Justice (DOJ) and a $6.3 million settlement with the Federal Government of Nigeria (FGN) as discussed below, and as a result of a release of approximately $1.8 million workers’ compensation reserves because of positive workers’ compensation loss experience.

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

Availability of Cash

At March 31, 2013, the company had $40.6 million in cash and cash equivalents, of which $18.4 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facilities provide the company, in our opinion, with sufficient liquidity to meet our requirements, including payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments.

Indebtedness

Revolving Credit and Term Loan Agreement.    Borrowings under the company’s $575 million amended and restated revolving credit facility (“credit facility”), which include a $125 million term loan (“term loan”) and a $450 million revolving line of credit (“revolver”) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 55% and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. As of March 31, 2013 the company was in compliance with all covenants. The company’s credit facility matures in January 2016.

In January 2012, the company borrowed the entire $125 million available under the term loan facility and used the proceeds to fund working capital and for general corporate purposes. Principal repayments on the term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% (currently estimated to be approximately $1.6 million per quarter) of the total outstanding borrowings as of July 26, 2013.

The company has $125 million in term loan borrowings outstanding at March 31, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin on leverage). As of March 31, 2013 the company had $110.0 million in outstanding borrowings under the revolver, whose fair value approximates carrying value per above, and $340.0 million of availability at for future financing needs. The company had $125 million of term loan borrowings and no outstanding borrowings under the revolver at March 31, 2012.

Senior Debt Notes

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at March 31 is as follows:

(In thousands, except weighted average data)	2013	2012
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	7.6	8.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	179,802	166,916

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

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of the notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at March 31, is as follows:

(In thousands, except weighted average data)	2013	2012
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	6.6	7.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	458,520	430,339

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2013 and 2012, is an after-tax loss of $2.9 million ($4.4 million pre-tax), and $3.4 million ($5.3 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at March 31, are as follows:

(In thousands, except weighted average data)	2013	2012
Aggregate debt outstanding	$175,000	235,000
Weighted average remaining life in years	0.7	1.4
Weighted average coupon rate on notes outstanding	4.47%	4.43%
Fair value of debt outstanding	178,227	240,585

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Current Maturities of Long Term Debt

Principal repayments of approximately $144.7 million due during the twelve months ending March 31, 2014 are classified as long term debt in the accompanying balance sheet at March 31, 2013 because the company has the ability and intent to fund the repayments with the credit facility which matures in January 2016.

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

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Interest and debt costs incurred, net of interest capitalized	$29,745	22,308	10,769
Interest costs capitalized	10,602	14,743	14,878
Total interest and debt costs	$40,347	37,051	25,647

Total interest and debt costs incurred during fiscal 2013 were higher than fiscal 2012 due to an increase in interest expense related to additional borrowings from the revolving line of credit during fiscal 2013. Total interest and debt costs incurred during fiscal 2012 were higher than fiscal 2011 due to an increase in interest expense related to $125 million of term loan borrowing in January 2012, the issuance of $165 million senior notes during the quarter ended September 30, 2011, and higher commitment fees on the unused portion of the company’s credit facilities.

Share Repurchases

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At March 31, 2013, $180.0 million remains available to repurchase shares under the May 2012 share repurchase program.

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

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2013	2012	2011
Value of common stock repurchased	$ 85,034	35,015	19,988
Shares of common stock repurchased	1,856,900	739,231	486,800
Average price paid per common share	$ 45.79	47.37	41.06

During the period April 1, 2013 through May 15, 2013, pursuant to the company’s stock repurchase plan discussed in Note (8) of Notes to Consolidated Financial Statements, the company has not repurchased any shares.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the years ended March 31:

(In thousands, except per share data)	2013	2012	2011
Dividends declared	$49,766	51,370	51,507
Dividend per share	1.00	1.00	1.00

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the years ended March 31, is as follows:

(In thousands)	2013	Change	2012	Change	2011
Net earnings	$ 150,750	63,339	87,411	(18,205)	105,616
Depreciation and amortization	147,299	8,943	138,356	(2,220)	140,576
Provision (benefit) for deferred income taxes	(11,733)	(12,021)	(23,754)	(16,905)	(6,849)
Reversal of liabilities for uncertain tax positions	—	6,021	(6,021)	(6,021)	—
Gain on asset dispositions, net	(6,609)	11,048	(17,657)	(4,429)	(13,228)
Goodwill impairment	—	(30,932)	30,932	30,932	—
Changes in operating assets and liabilities	(84,952)	(89,609)	4,657	(17,572)	22,229
Other non-cash items	19,168	10,671	8,497	(7,365)	15,862
Net cash provided by operating activities	$213,923	(8,498)	222,421	(41,785)	264,206

Cash flows from operations decreased $8.5 million, or 4%, to $213.9 million, during fiscal 2013 as compared to $222.4 million during fiscal 2012. Decreases in the net change in operating assets and liabilities caused by higher working capital balances in fiscal 2013 versus fiscal 2012 and the impact of the fiscal 2012 goodwill impairment charge resulted in decreased operating cash flows between the periods, which were partially offset by an increase in net earnings, a decrease in net gains on asset dispositions primarily due to a decrease in the number of vessels sold, an increase depreciation and amortization and an increase in other non-cash items related to stock based compensation. Decreases in cash provided by operating assets and liabilities are primarily attributable to increases in trade receivables of $42.8 million (due to $1,273 million cash collections resulting from the timing of payments from customers and $1,316 million billings to customers due to an increase in business activity) as well as increases in other receivables of $38.7 million. Increases to other receivables are primarily attributable to statutory changes in a country in our Sub-Sarahan Africa/Europe segment which require payments to non-domestic companies be processed through local banks and a payment issue relating to our operations in another country in our Sub-Saharan Africa/Europe segment regarding a dispute with our previous marketing agent. It should be noted that the company is in a cyclical business and payments from customers frequently slow during periods of declining activity as some customers will seek to reduce their investment in working capital by delaying payments to service and equipment providers. Payment delays can also occur during a start-up phase on new projects and with new customers. In addition, changes in local regulations can also delay customer payments. However, there are no known material adverse trends in collections of trade receivables and we believe our allowance for doubtful accounts adequately provides for bad debts.

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

Investing Activities

Net cash used in investing activities for the years ended March 31, is as follows:

(In thousands)	2013	Change	2012	Change	2011
Proceeds from sales of assets	$ 27,278	(15,571)	42,849	5,480	37,369
Proceeds from insurance settlements on Venezuela seized assets	—	—	—	(8,150)	8,150
Additions to properties and equipment	(440,572)	(83,462)	(357,110)	258,179	(615,289)
Other	(193)	627	(820)	(647)	(173)
Net cash used in investing activities	$(413,487)	(98,406)	(315,081)	254,862	(569,943)

Investing activities in fiscal 2013 used $413.5 million of cash, which is attributed to $440.6 million of additions to properties and equipment, partially offset by $27.3 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $38.3 million in capitalized major repair costs, $400.5 million for the construction and purchase of offshore marine vessels, and $1.8 million in other properties and equipment purchases.

Investing activities in in fiscal 2012 used $315.1 million of cash, which is attributed to $357.1 million of additions to properties and equipment partially offset by $42.0 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of approximately $16.5 million in capitalized major repair costs, $336.1 million for the construction and purchase of offshore marine vessels, and $4.5 million in other properties and equipment purchases.

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

Financing Activities

Net cash provided by (used in) financing activities for the years ended March 31, is as follows:

(In thousands)	2013	Change	2012	Change	2011
Principal payments on debt	$(60,000)	(20,000)	(40,000)	150,000	(190,000)
Debt borrowings	110,000	(180,000)	290,000	(300,000)	590,000
Debt issuance costs	(51)	244	(295)	9,737	(10,032)
Proceeds from exercise of stock options	3,818	(1,593)	5,411	(3,284)	8,695
Cash dividends	(49,588)	1,673	(51,261)	217	(51,478)
Excess tax (liability) benefit on stock options exercised	278	1,468	(1,190)	(2,380)	1,190
Stock repurchases	(85,034)	(50,019)	(35,015)	(15,027)	(19,988)
Net cash provided by (used in) financing activities	$ (80,577)	(248,227)	167,650	(160,737)	328,387

Fiscal 2013 financing activities used $80.6 million of cash, which included $60.0 million used to repay debt, $49.6 million used for the quarterly payment of common stock dividends of $0.25 per common share, and $85.0 million used to repurchase the company’s common stock. These uses of cash were partially offset by $110.0 million of bank line of credit borrowings, and $3.8 million of proceeds from the issuance of common stock resulting from stock option exercises.

Fiscal 2012 financing activities provided $167.6 million of cash, which included $165.0 million of privately placed, unsecured term debt borrowings, $125.0 of bank term loan borrowings, and $5.4 million of proceeds from the issuance of common stock resulting from stock option exercises. Proceeds were partially offset by $40.0 million used to repay debt, $51.3 million used for the quarterly payment of common stock dividends of $0.25 per common share, $35.0 million used to repurchase the company’s common stock, $1.2 million excess tax liability on stock option exercises, and $0.3 million of debt issuance costs and other items.

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

At March 31, 2013, the company had approximately $40.6 million of cash and cash equivalents. In addition, there was $340.0 million of credit facilities available at March 31, 2013, of which $18.4 million was held by foreign subsidiaries and is not expected to be repatriated.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through March 31, 2013.

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

Merchant Navy Officers Pension Fund.    A subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the subsidiary company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $4.3 million and $6.7 million at March 31, 2013 and 2012, respectively, all of which has been accrued. The company recorded $0.1 million and $0.3 million of additional liabilities during fiscal 2013 and 2012, respectively. Payments totaling $2.5 million and $3.1 million were paid to the fund during fiscal 2013 and 2012, respectively.

The Fund’s Trustee may claim that the subsidiary company owes additional amounts for various reasons, including negative Fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions.

In January 2013 the Fund’s Trustee announced that there was an additional deficit in the Fund. The Trustee will claim the subsidiary company and other participating employers owe additional contributions to the Fund for the period March 2009 to March 2012. The Trustee’s expectation in January 2013 was that this amount would be invoiced around September 2013 and that arrangements for payments in installments starting in 2014 could be achieved subject to certain criteria and conditions. The amount of the contribution by the subsidiary company for the 2009 to 2012 valuation is presently estimated at approximately $3 million. The company has not made any provisions for this additional obligation, pending receipt of the actual notification, which is anticipated in September 2013.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $ 76.5 million as of March 31, 2013). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $73.6 million as of March 31, 2013) of the total fines sought by the Macae Customs Office. A secondary administrative appeals board recently considered fines totaling 112 million Brazilian reais (approximately $55.3 million as of March 31, 2013). This secondary board rendered a decision on April 23, 2013 that disallowed all of those fines. The remaining fines totaling 43 million Brazilian reais (approximately $21.2 million as of March 31, 2013) are still subject to a secondary board hearing, but the company believes that the April 23 decision will be helpful in that upcoming hearing. The secondary board decision disallowing the fines totaling 112 million Brazilian reais is, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing three vessels to start new charters in Brazil, the company filed three suits on August 22, 2011, April 5, 2012 and Jan 18, 2013, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of March 31, 2013, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Equatorial Guinea Customs.    In December 2012, the Customs Department of Equatorial Guinea assessed a $450 million fine against the company for alleged customs violations. After considering certain factual and legal arguments made by the company, the Customs Department reduced the fine to $15 million in March, 2013. The reduced fine amount relates to two company vessels that were operating in Equatorial Guinea as of December 2012. The Customs Department contends that the company has been operating vessels in Equatorial Guinea without appropriate temporary importation approvals. Equatorial Guinea, like many countries, has a customs regime which permits companies to import temporarily equipment into the country without paying customs as long as such equipment is not intended to be permanently located in the country. According to the Customs Department, the company failed to make the proper filings to qualify its vessels for temporary importation status. The size of the reduced fine is apparently based on the book value of the two company vessels multiplied by a penalty factor of two. The company is still assessing the underlying legal and factual basis for the reduced fine, but it disagrees both with the underlying claims of the Customs Department and the arbitrary and unjustifiable size of the assessment. We are actively engaged in discussions with the Customs Department to resolve the issue. In those discussions, Customs Department officials have stated a willingness to settle the reduced fine for a much lower amount. The company does not have enough information available to it at this time to reasonably estimate the potential financial impact of the reduced fine, even if a fine is ultimately paid, and no reserve has been established at this time against this exposure.

Shareholder Derivative Suit.    The company has previously disclosed that in mid-February 2011, an individual claiming to be a Tidewater shareholder filed a shareholder derivative suit in the U.S. District Court for the Eastern District of Louisiana. The defendants in the suit were individual directors and certain officers of Tidewater Inc. Tidewater Inc. was also a nominal defendant in the lawsuit. Additional information regarding the substance of the allegations made in the lawsuit are disclosed in the Company’s 10-Q for the quarter ended December 2012 under the heading “Part II, Item 1. Legal Proceedings-Shareholder Derivative Suit.”

On July 2, 2012, the presiding judge in this case, Judge Milazzo, dismissed the shareholder derivative suit but gave the plaintiff an opportunity to file an amended complaint. On July 23, 2012 and in lieu of filing an amended complaint, the plaintiff filed a motion to stay the District Court proceedings pending resolution of a demand the plaintiff had made on that same day on the company’s Board of Directors to conduct an independent investigation and bring claims against the individual defendants. On August 7, 2012, the individual defendants and the company filed oppositions to the motion to stay and sought dismissal of the suit with prejudice.

On March 5, 2013, Judge Milazzo issued a ruling denying the plaintiff’s motion to stay and rendered a judgment dismissing the derivative action with prejudice. The time period for appealing the judge’s ruling has now passed without an appeal by the plaintiff.

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

Acquisition of Troms Offshore Supply AS.    On May 14, 2013, the Company, through a subsidiary, entered into an agreement to purchase Troms Offshore Supply AS, a Norwegian company (Troms Offshore). The Troms Offshore fleet is expected to include five deepwater PSVs, with another deepwater PSV under construction and an option to build a seventh vessel. The purchase price includes a $150 million cash payment and the assumption of approximately $245 million of combined Troms Offshore obligations, compromised of net interest-bearing debt and the remaining installment payments on vessels under construction. The stock purchase agreement also contemplates possible additional cash consideration, the payment of which is contingent upon the future financial results of Troms Offshore in 2014 through 2017. The acquisition is expected to be completed in the second quarter of 2013, subject to certain approvals.

Legal Proceedings.    On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the receipt of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is still evaluating this most recent suit but intends to vigorously defend against the claims made.

In October, 2012, Tidewater had notified the Nigerian marketing agent that it was discontinuing its relationship with the Nigerian marketing agent. The company has entered into a new strategic relationship with a different Nigerian counterparty that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

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

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2013 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	More Than 5 Years

Term loan	$125,000	4,688	6,250	114,062	—	—	—

Term loan interest	6,546	2,448	2,333	1,765	—	—	—

August 2011 senior notes	165,000	—	—	—	—	—	165,000

August 2011 senior notes interest	53,636	7,301	7,301	7,301	7,301	7,301	17,131

September 2010 senior notes	425,000	—	—	42,500	—	69,500	313,000

September 2010 senior notes interest	122,746	18,041	18,041	17,693	16,647	15,967	36,357

July 2003 senior notes	175,000	140,000	—	35,000	—	—	—

July 2003 senior notes interest	5,837	3,686	1,613	538	—	—	—

Revolver loan	110,000	—	—	110,000	—	—	—

Revolver loan interest	6,078	2,175	2,175	1,728	—	—	—

Uncertain tax positions (A)	14,269	3,816	4,103	2,217	1,994	1,620	519

Operating leases	19,298	5,902	3,234	2,328	1,425	1,256	5,153

Bareboat charter leases	25,492	15,527	7,661	2,304	—	—	—

Purchase obligations-other	1,392	1,392	—	—	—	—	—

Vessel purchase obligations	93,600	93,600	—	—	—	—	—

Vessel construction obligations	505,680	217,403	218,758	69,519	—	—	—

Pension and post-retirement obligations	77,887	6,468	6,789	7,031	7,296	7,589	42,714

Total obligations	$1,932,461	522,447	278,258	413,986	34,663	103,233	579,874

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

Letters of Credit and Surety Bonds

In the ordinary course of business, the company had other commitments that the company is contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should the company breach certain contractual and/or performance or payment obligations. As of March 31, 2013, the company had $64.6 million of outstanding standby letters of credit, surety bonds and performance bonds. These obligations are geographically concentrated in Nigeria and Mexico.

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

The company may purchase each of the vessels at their fixed amortized values, as outlined in the bareboat charter agreements, at the end of the fifth year, and again at the end of the seventh year, from the commencement dates of the respective charter agreements. The company may also purchase each of the vessels at a mutually agreed upon price at any time during the lease term. In September 2012, the company elected to repurchase one of its leased vessels from the lessor for a total $8.8 million. In addition, during October 2012, the company repurchased a second platform supply vessel, for a total $8.4 million.

Future Minimum Lease Payments

As of March 31, 2013, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
2014	$10,702	4,825	15,527
2015	2,836	4,825	7,661
2016	—	2,304	2,304
Thereafter	—	—	—
Total future lease payments	$13,538	11,954	25,492

The operating lease expense on these bareboat charter arrangements, which are reflected in vessel operating costs, for the years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Vessel operating leases	$16,836	17,967	17,964

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

Revenue Recognition

Our primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally either on a term basis (generally three months to three years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate; provided, however, that term contracts at times include escalation clauses to recover increases in specific costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the costs structure of the company’s contracts based on whether the contracts are spot or term, for the operating costs are generally the same without regard to the length of a contract.

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

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired. The company has the option of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. In the event that a qualitative assessment indicates that the fair value of a reporting unit exceeds its carrying value the two step impairment test is not necessary. If, however, the assessment of qualitative factors indicates otherwise, the standard two-step method for evaluating goodwill for impairment as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Other must be performed. Step one involves comparing the estimated fair value of the reporting unit to its carrying amount. The estimated fair value of the reporting unit is determined by discounting the projected future operating cash flows for the remaining average useful life of the assets within the reporting units by the company’s estimated weighted average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. Impairment is deemed to exist if the implied fair value of the reporting unit goodwill is less than the respective carrying value of the reporting unit goodwill, and in such case, an impairment loss would be recognized equal to the difference. There are many assumptions and estimates underlying the determination of the fair value of each reporting unit, such as, future expected utilization and average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

At March 31, 2013, the company’s goodwill balance represented 7% of total assets and 12% of stockholders’ equity. Interim testing is performed if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include prolonged adverse industry or economic changes; significant business interruption due to political unrest or terrorism; unanticipated competition that has the potential to dramatically reduce the company’s earning potential; legal issues; or the loss of key personnel.

The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2012 and determined there was no goodwill impairment, however, the excess of estimated fair value over the carrying value of the Asia/Pacific segment was less than 10% of the related carrying value. Goodwill associated with this reporting unit totaled approximately $56.3 million at March 31, 2013.

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

Drydocking Costs

The company expenses maintenance and repair costs as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original depreciable life that extend the useful life of the asset are capitalized and amortized over 30 months. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major vessel modifications are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require a drydocking inspection twice in every five year period, and the company schedules these drydockings when it is anticipated that the work can be performed. While the actual length of time between drydockings can vary, we use a 30 month amortization period for the costs of these drydockings as an average time between the required certifications. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

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

Strong fundamentals in the global energy industry experienced in the past few years have also increased the activity levels at shipyards worldwide until the calendar year 2008-2009 global recession. The price of steel then peaked in 2011 due to increased worldwide demand for the metal, which demand has since declined due to the weakening of steel consumption and global economic industrial activity as a whole. . If the price of steel declines, the cost of new vessels will result in lower capital expenditures and depreciation expenses, which taken by themselves would increase our future operating profits.

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

At March 31, 2013, the company had a $125.0 million outstanding term loan and $110.0 million outstanding borrowings from the revolver loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage, which together currently approximate 1.9% percent (1.75% margin plus 0.20% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the combined $235.0 million term loan and revolver loan borrowings at March 31, 2013 would change the company’s interest costs by approximately $2.35 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at March 31, 2013 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of March 31, 2013, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
August 2011	$165,000	179,802	168,706	191,780
September 2010	425,000	458,520	433,123	485,801
July 2003	175,000	178,227	176,948	179,532
Total	$765,000	816,549	778,777	857,113

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

Derivatives

The company had no foreign exchange spot contracts outstanding at March 31, 2013. The company had one foreign exchange spot contract outstanding at March 31, 2012, which a notional value of $1.0 million. The spot contract settled by April 2, 2012.

At March 31, 2013, the company had three British pound forward contracts outstanding totaling $4.4 million, which is generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this report and elsewhere in this document. The forward contracts expire at various times through December 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange loss during the fiscal year ended March 31, 2013, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Devaluation of Venezuelan Bolivar Fuerte in February 2013

The company accounted for its operations in Venezuela using the U.S. dollar as its functional currency. In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar fuerte which modified the official fixed rate from 4.3 Venezuelan bolivar fuerte per U.S. dollar to 6.3 bolivar fuertes per U.S. dollar. In connection with the revaluation of its Venezuelan bolivar fuerte denominated net liability position, the company recorded a $3.6 million foreign exchange gain related to this devaluation in its fiscal 2013 fourth quarter.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2013

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2013 about equity compensation plans of the company under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

Equity compensation plans approved by shareholders	1,556,275		$46.24	502,623	(1)
Equity compensation plans not approved by shareholders	—		—	—

Balance at March 31, 2013	1,556,275	(2)	$46.24	502,623

(1)

As of March 31, 2013, all such remaining shares are issuable as stock options or restricted stock or other stock-based awards under the company’s 2009 Stock Incentive Plan and the 2006 Stock Incentive Plan.

(2)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2013, these shares would represent 3% of the then total outstanding common shares of the company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March  31, 2013.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the 2013 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2013.

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

10.3+

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

10.9+	2006 Stock Incentive Plan effective July 20, 2006, (filed as Exhibit 99.1 to the company’s current report on Form 8-K on March 27, 2007, File No. 1-6311).

10.10+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.20 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.11+

Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.21 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.12*+	Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan effective November 15, 2012.

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

10.19*+	Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2013.

10.20*+	Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2013.

10.21+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.22+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.23+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.24+

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

10.26+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the year ended March 31, 2009, File No. 1-6311).

10.27*+	Summary of Compensation Arrangements with Directors.

10.28+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.29+

Amendment Number One to Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.30*+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012.

10.31+

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

10.35+	2009 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.36+

Form of Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed as Exhibit 99.1 to the company’s current report on Form 8-K on December 15, 2009, File No. 1-6311).

10.37+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.38+

Form of Restricted Stock Agreement for the grant of Restricted Stock under the Tidewater Inc. 2006 Stock Incentive Plan and Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.42 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.39+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.40+

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

10.42+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.43+	Retirement and Consulting Agreement between Tidewater Inc. and Stephen W. Dick (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 7, 2011, File No. 1-6311).

10.44+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (filed as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.45+	Retirement and Non-Executive Chairman Agreement between Tidewater Inc. and Dean E. Taylor (filed as Exhibit 10.1 to the company’s current report on Form 8-K on April 20, 2012, File No. 1-6311).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2013.

TIDEWATER INC.
(Registrant)

By:	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 21, 2013.

/s/ Dean E. Taylor	/s/ Quinn P. Fanning
Dean E. Taylor, Chairman of the Board of Directors	Quinn P. Fanning, Executive Vice President and

/s/ Craig J. Demarest	/s/ Richard T. du Moulin
Craig J. Demarest, Vice President, Principal Accounting Officer and Controller	Richard T. du Moulin, Director

/s/ Jon C. Madonna	/s/ Richard A. Pattarozzi
Jon C. Madonna, Director	Richard A. Pattarozzi, Director

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard, Director	Jack E. Thompson, Director

/s/ Nicholas J. Sutton	/s/ M. Jay Allison
Nicholas J. Sutton, Director	M. Jay Allison, Director

/s/ James C. Day	/s/ Cindy B. Taylor
James C. Day, Director	Cindy B. Taylor, Director

/s/ Joseph H. Netherland	/s/ Morris E. Foster
Joseph H. Netherland, Director	Morris E. Foster, Director

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we believe that, as of March 31, 2013, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of March 31, 2013, which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2013 of the Company and our report dated May 21, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 21, 2013

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and 2012
(In thousands, except share and par value data)
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$40,569	320,710
Trade and other receivables, less allowance for doubtful accounts of $46,332 in 2013 and $49,921 in 2012	393,438	309,468
Marine operating supplies	62,348	53,850
Other current assets	11,735	10,072
Total current assets	508,090	694,100
Investments in, at equity, and advances to unconsolidated companies	46,047	46,077
Properties and equipment:
Vessels and related equipment	4,250,169	3,952,468
Other properties and equipment	83,779	93,107
	4,333,948	4,045,575
Less accumulated depreciation and amortization	1,144,129	1,139,810
Net properties and equipment	3,189,819	2,905,765
Goodwill	297,822	297,822
Other assets	126,277	117,854
Total assets	$4,168,055	4,061,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	63,602	74,115
Accrued expenses	159,086	134,953
Accrued property and liability losses	4,133	3,636
Other current liabilities	39,808	26,225
Total current liabilities	266,629	238,929
Long-term debt	1,000,000	950,000
Deferred income taxes	189,763	214,627
Accrued property and liability losses	10,833	3,150
Other liabilities and deferred credits	139,074	128,555

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,485,832 shares at March 31, 2013 and 51,250,995 shares at March 31, 2012	4,949	5,125
Additional paid-in capital	119,975	102,726
Retained earnings	2,453,973	2,437,836
Accumulated other comprehensive loss	(17,141)	(19,330)
Total stockholders’ equity	2,561,756	2,526,357
Total liabilities and stockholders’ equity	$4,168,055	4,061,618

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2013, 2012, and 2011
(In thousands, except share and per share data)	2013	2012	2011
Revenues:
Vessel revenues	$1,229,998	1,060,468	1,051,213
Other operating revenues	14,167	6,539	4,175
	1,244,165	1,067,007	1,055,388
Costs and expenses:
Vessel operating costs	709,418	638,137	638,590
Costs of other operating revenues	12,216	7,115	4,660
Depreciation and amortization	147,299	138,356	140,576
Goodwill impairment	—	30,932	—
General and administrative	175,609	156,570	145,454
Gain on asset dispositions, net	(6,609)	(17,657)	(13,228)
	1,037,933	953,453	916,052
Operating income	206,232	113,554	139,336
Other income (expenses):
Foreign exchange gain	3,011	3,309	2,278
Equity in net earnings of unconsolidated companies	12,189	13,041	12,185
Interest income and other, net	3,476	3,440	5,065
Interest and other debt costs	(29,745)	(22,308)	(10,769)
	(11,069)	(2,518)	8,759
Earnings before income taxes	195,163	111,036	148,095
Income tax expense	44,413	23,625	42,479
Net earnings	$150,750	87,411	105,616

Basic earnings per common share	$3.04	1.71	2.06

Diluted earnings per common share	$3.03	1.70	2.05

Weighted average common shares outstanding	49,550,391	51,165,460	51,221,800
Dilutive effect of stock options and restricted stock	183,649	264,107	265,283
Adjusted weighted average common shares	49,734,040	51,429,567	51,487,083

Cash dividends declared per common share	$1.00	1.00	1.00

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2013	2012	2011
Net earnings	$150,750	87,411	105,616
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities	(372)	(272)	1,335
Realized loss on derivative contract	—	—	(3,974)
Amortization of loss on derivative contract	466	467	187
Change in supplemental executive retirement plan pension liability	2,427	(1,288)	183
Change in Pension Plan minimum liability	(539)	894	(133)
Change in Other Benefit Plan minimum liability	207	(947)	1,149
Total comprehensive income	$152,939	86,265	104,363

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended March 31, 2013, 2012 and 2011
(In thousands)
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2010	$5,183	73,203	2,402,575	(16,931)	2,464,030
Total comprehensive income	—	—	105,616	(1,253)	104,363
Issuance of restricted stock	33	(33)	—	—	—
Stock option activity	24	15,367	—	—	15,391
Cash dividends declared	—	—	(51,516)	—	(51,516)
Retirement of common stock	(49)	—	(19,939)	—	(19,988)
Amortization/cancellation of restricted stock	(3)	1,667	—	—	1,664
Balance at March 31, 2011	$5,188	90,204	2,436,736	(18,184)	2,513,944
Total comprehensive income	—	—	87,411	(1,146)	86,265
Stock option activity	14	8,100	—	—	8,114
Cash dividends declared	—	—	(51,370)	—	(51,370)
Retirement of common stock	(74)	—	(34,941)	—	(35,015)
Amortization of restricted stock units	—	272	—	—	272
Amortization/cancellation of restricted stock	(3)	4,150	—	—	4,147
Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	2,526,357
Total comprehensive income	—	—	150,750	2,189	152,939
Stock option activity	14	6,131	—	—	6,145
Cash dividends declared	—	—	(49,766)	—	(49,766)
Retirement of common stock	(187)	—	(84,847)	—	(85,034)
Amortization of restricted stock units	6	6,705	—	—	6,711
Amortization/cancellation of restricted stock	(9)	4,413	—	—	4,404
Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	2,561,756

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2013, 2012 and 2011
(In thousands)	2013	2012	2011
Operating activities:
Net earnings	$ 150,750	87,411	105,616
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	147,299	138,356	140,576
Provision (benefit) for deferred income taxes	(11,733)	(23,754)	(6,849)
Reversal of liabilities for uncertain tax positions	—	(6,021)	—
Gain on asset dispositions, net	(6,609)	(17,657)	(13,228)
Goodwill impairment	—	30,932	—
Equity in earnings of unconsolidated companies, net of dividends	30	(7,033)	1,570
Compensation expense – stock based	19,416	14,340	15,482
Excess tax (benefit) liability on stock options exercised	(278)	1,190	(1,190)
Changes in assets and liabilities, net:
Trade and other receivables	(82,450)	(38,015)	15,272
Marine operating supplies	(8,498)	(3,102)	(4,511)
Other current assets	(1,663)	140	(3,509)
Accounts payable	(25,924)	21,844	3,504
Accrued expenses	17,069	4,063	(7,080)
Accrued property and liability losses	497	(210)	(963)
Other current liabilities	4,846	8,700	12,675
Other liabilities and deferred credits	822	7,947	6,219
Other, net	10,349	3,290	622
Net cash provided by operating activities	213,923	222,421	264,206
Cash flows from investing activities:
Proceeds from sales of assets	27,278	42,849	37,369
Proceeds from insurance settlements on Venezuela seized vessels	—	—	8,150
Additions to properties and equipment	(440,572)	(357,110)	(615,289)
Other	(193)	(820)	(173)
Net cash used in investing activities	(413,487)	(315,081)	(569,943)
Cash flows from financing activities:
Principal payments on debt	(60,000)	(40,000)	(190,000)
Debt borrowings	110,000	290,000	590,000
Debt issuance costs	(51)	(295)	(10,032)
Proceeds from exercise of stock options	3,818	5,411	8,695
Cash dividends	(49,588)	(51,261)	(51,478)
Excess tax benefit (liability) on stock options exercised	278	(1,190)	1,190
Stock repurchases	(85,034)	(35,015)	(19,988)
Net cash (used in) provided by financing activities	(80,577)	167,650	328,387
Net change in cash and cash equivalents	(280,141)	74,990	22,650
Cash and cash equivalents at beginning of year	320,710	245,720	223,070
Cash and cash equivalents at end of year	$ 40,569	320,710	245,720

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 38,045	36,839	15,957
Income taxes	$ 54,722	49,332	48,365
Supplemental disclosure of noncash investing activities:
Additions to properties and equipment	$ 12,010	10,850	—

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Properties and Equipment

The following is a summary of net properties and equipment at March 31:

	2013		2012
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)

Vessels in active service	256	$2,882,908	251	$2,567,321
Stacked vessels	51	30,084	67	34,768
Vessels withdrawn from service	2	633	2	633
Marine equipment and other assets under construction		239,287		261,679
Other property and equipment		36,907		41,364
Totals	309	$3,189,819	320	$2,905,765

The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2013 and 2012 have an average age of 31.5 and 30.9 years, respectively. A vast majority of vessels stacked at March 31, 2013 are currently being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service represent those vessels that are not included in the company’s utilization statistics. Vessels withdrawn from service at March 31, 2013 and 2012 have an average age of 32.5 and 32.0 years, respectively.

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

The company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, the company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value [considered Level 3, as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360 Impairment or Disposal of Long-lived Assets, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

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

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd., a British company. The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired. The company has the option of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. In the event that a qualitative assessment indicates that the fair value of a reporting unit exceeds its carrying value the two step impairment test is not necessary. If, however, the assessment of qualitative factors indicates otherwise, the standard two-step method for evaluating goodwill for impairment as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Other must be performed. Step one involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

As discussed in Note (15), the company changed its reportable segments during the quarter ended September 30, 2011 from International and United States to Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The company performed an interim goodwill impairment assessment prior to changing its reportable segments and determined there was no goodwill impairment.

The company also performed an interim goodwill impairment assessment on the new reporting units using September 30, 2011 carrying values and determined that the carrying value of its Middle East/North Africa unit exceeded its fair value thus triggering a goodwill impairment charge of $30.9 million which was recorded during the quarter ended September 30, 2011. The company performed its annual impairment test as of December 31, 2010 on its then existing International and United States reporting units, and the test determined there was no goodwill impairment. Refer to Note (15) for a complete discussion on Goodwill.

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

(In thousands)	2013	2012
Accrued property and liability losses	$14,966	6,786

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

Net periodic benefit costs are based on a market-related valuation of assets equal to the fair value of assets. For the long-term rate of return, assumptions are developed regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate use the equivalent single discount rate based on discounting expected plan benefit cash flows using the Mercer Bond Index Curve for the years ended March 31, 2013 and 2012, and the Citigroup Pension Discount Curve for the year ended March 31, 2011. For the projected compensation trend rate, short-term and long-term compensation expectations for participants, including salary increases and performance bonus payments are considered. For the health care cost trend rate for other postretirement benefits, assumptions are established for health care cost trends, applying an initial trend rate that reflects recent historical experience and broader national statistics with an ultimate trend rate that assumes that the portion of gross domestic product devoted to health care eventually becomes constant. Refer to Note (5) for a complete discussion on compensation – retirement benefits.

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

Revenue Recognition

The company’s primary source of revenue is derived from time charter contracts of its vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These vessel time charter contracts are generally either on a term basis (average three months to three years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate, provided, however, that term contracts at times include escalation clauses to recover specific additional costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the cost structure of the company’s contracts based on whether the contracts are spot or term for the operating costs are generally the same without regard to the length of a contract.

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

In February 2013, the FASB issued ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to present changes in accumulated other comprehensive income by component, including the amounts of changes that are due to reclassifications and the amounts that are due to current period other comprehensive income. Entities are also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. We will adopt this ASU in the first quarter of fiscal 2014. We do not expect this ASU to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance on ASC 350, Intangibles-Goodwill and Other, for testing goodwill for impairment. The new guidance provides a company the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the company’s assessment determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized for that reporting unit, if any. If the company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The guidance became effective for us on April 1, 2012 and did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance on ASC 220, Comprehensive Income, regarding the presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, a company is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also requires companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance was effective for us beginning April 1, 2012 and includes financial statement presentation changes only.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) . This pronouncement was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The new guidance was effective for us beginning April 1, 2012 and did not have a significant impact on our consolidated balance sheet, results of operations or cash flow.

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

Investments in, at equity, and advances to unconsolidated joint venture companies, which primarily represents the activities of Sonatide Marine Ltd., a 49%-owned joint venture company located in Luanda, Angola, for the years ended March 31, are as follows:

(In thousands)	2013	2012
Investments in, at equity, and advances to unconsolidated companies	$46,047	46,077

(3)	INCOME TAXES

Earnings before income taxes derived from United States and non-U.S. operations for the years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Non-U.S.	$246,863	148,369	177,938
United States	(51,700)	(37,333)	(29,843)
	$195,163	111,036	148,095

Income tax expense (benefit) for the years ended March 31, consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
2013
Current	$(7,633)	(313)	64,092	56,146
Deferred	(11,335)	—	(398)	(11,733)
	$(18,968)	(313)	63,694	44,413

2012
Current	$(5,009)	(558)	54,363	48,796
Deferred	(24,545)	—	(626)	(25,171)
	$(29,554)	(558)	53,737	23,625

2011
Current	$3,827	(588)	46,089	49,328
Deferred	(6,988)	—	139	(6,849)
	$(3,161)	(588)	46,228	42,479

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following for the years ended March 31:

(In thousands)	2013	2012	2011
Computed “expected” tax expense	$68,307	38,863	51,833
Increase (reduction) resulting from:
Resolution of uncertain tax positions	—	(4,187)	—
Foreign income taxed at different rates	(23,965)	(13,504)	(14,127)
Foreign tax credits not previously recognized	(398)	(626)	139
Expenses which are not deductible for tax purposes	498	2,889	2,532
Valuation allowance – foreign tax credits	5,821	—	—
Amortization of deferrals associated with intercompany sales to foreign tax jurisdictions	(6,232)	326	321
State taxes	(203)	(363)	(382)
Other, net	585	227	2,163
	$44,413	23,625	42,479

Income taxes resulting from intercompany vessel sales, as well as the tax effect of any reversing temporary differences resulting from the sales, are deferred and amortized on a straight-line basis over the remaining useful lives of the vessels.

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

The effective tax rate applicable to pre-tax earnings for the years ended March 31, is as follows:

	2013	2012	2011
Effective tax rate applicable to pre-tax earnings	22.76%	21.28%	28.68%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, is as follows:

(In thousands)	2013	2012
Deferred tax assets:
Financial provisions not deducted for tax purposes	$33,241	31,960
Net operating loss and tax credit carryforwards	45,640	32,054
Other	45	76
Gross deferred tax assets	78,926	64,090
Less valuation allowance	5,821	—
Net deferred tax assets	73,105	64,090
Deferred tax liabilities:
Depreciation and amortization	(189,763)	(214,627)
Gross deferred tax liabilities	(189,763)	(214,627)
Net deferred tax liabilities	$(116,658)	(150,537)

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

The amount of foreign income that U.S. deferred taxes has not been recognized upon, as of March 31, is as follows:

(In thousands)	2013
Foreign income not recognized for U.S. deferred taxes	$2,118,936

The company has the following foreign tax credit carry-forwards that begin to expire in 2015 and net operating loss carry-forwards that begin to expire in 2031 as of March 31:

(In thousands)	2013
Foreign tax credit carry-forwards	$16,412
Net operating loss carry-forwards	83,508

The company’s balance sheet reflects the following in accordance with ASC 740, Income Taxes at March 31:

(In thousands)	2013	2012
Tax liabilities for uncertain tax positions	$14,269	14,281
Income tax payable	30,906	22,217

Included in the liability balances for uncertain tax positions above are $7.6 million of penalties and interest. The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which are not included in the liability for uncertain tax positions above as they have not been recognized in previous tax filings, and which would lower the effective tax rate if realized, at March 31, are as follows:

(In thousands)	2013
Unrecognized tax benefit related to state tax issues	$8,202
Interest receivable on unrecognized tax benefit related to state tax issues	16

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, including the unrecognized tax benefit related to state tax issues and the tax liability for uncertain tax positions (but excluding related penalties and interest) for the years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Balance at April 1,	$15,727	15,220	14,691
Additions based on tax positions related to the current year	2,041	2,813	2,130
Reductions for tax positions of prior years	(2,900)	(1,375)	(1,601)
Exchange rate fluctuation	—	—	—
Settlement and lapse of statute of limitations	—	(931)	—
Balance at March 31,	$14,868	15,727	15,220

With limited exceptions, the company is no longer subject to tax audits by United States (U.S.) federal, state, local or foreign taxing authorities for years prior to 2005. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Excess tax benefits on stock benefit transactions	$359	738	1,190

(4)	INDEBTEDNESS

Revolving Credit and Term Loan Agreement

Borrowings under the company’s $575 million amended and restated revolving credit facility (“credit facility”), which includes a $125.0 million term loan (“term loan”) and a $450 million revolving line of credit (“revolver”) bear interest at the company’s option at the greater of (i) prime or the federal funds rate plus 0.50 to 1.25%, or (ii) Eurodollar rates plus margins ranging from 1.50 to 2.25%, based on the company’s consolidated funded debt to total capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.35% based on the company’s funded debt to total capitalization ratio. The facilities provide for a maximum ratio of consolidated debt to consolidated total capitalization of 55% and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects. The company’s credit facility matures in January 2016.

In January 2012, the company borrowed the entire $125 million available under the term loan facility and used the proceeds to fund working capital and for general corporate purposes. Principal repayments on the term loan borrowings are payable in quarterly installments beginning in the quarter ending September 30, 2013 in amounts equal to 1.25% (currently estimated to be approximately $1.6 million per quarter) of the total outstanding borrowings as of July 26, 2013.

The company has $125 million in term loan borrowings outstanding at March 31, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin on leverage). As of March 31, 2013 the company had $110.0 million in outstanding borrowings under the revolver, whose fair value approximates carrying value per above, and $340.0 million of availability for future financing needs. The company had $125 million of term loan borrowings and no outstanding borrowings under the revolver at March 31, 2012. These estimated fair values are based on Level 2 inputs.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings. These estimated fair values are based on Level 2 inputs.

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at March 31, is as follows:

(In thousands, except weighted average data)	2013	2012
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	7.6	8.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	179,802	166,916

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

September 2010 Senior Notes

On October 15, 2010, the company completed the sale of $310 million of senior unsecured notes, and the sale of an additional $115 million of the notes was completed on December 30, 2010. A summary of the aggregate amount of these notes outstanding at March 31, is as follows:

(In thousands, except weighted average data)	2013	2012
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	6.6	7.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	458,520	430,339

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2013 and 2012, is an after-tax loss of $2.9 million ($4.4 million pre-tax), and $3.4 million ($5.3 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at March 31, are as follows:

(In thousands, except weighted average data)	2013	2012
Aggregate debt outstanding	$175,000	235,000
Weighted average remaining life in years	0.7	1.4
Weighted average coupon rate on notes outstanding	4.47%	4.43%
Fair value of debt outstanding	178,227	240,585

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Current Maturities of Long Term Debt

Principal repayments of approximately $144.7 million due during the twelve months ending March 31, 2014 are classified as long term debt in the accompanying balance sheet at March 31, 2013 because the company has the ability and intent to fund the repayments with the credit facility which matures in January 2016.

Summary of Long-Term Debt Outstanding

The following table summarizes debt outstanding at March 31:

(In thousands)	2013	2012
4.31% July 2003 senior notes due fiscal 2013	$—	60,000
4.44% July 2003 senior notes due fiscal 2014	140,000	140,000
4.61% July 2003 senior notes due fiscal 2016	35,000	35,000
3.28% September 2010 senior notes due fiscal 2016	42,500	42,500
3.90% September 2010 senior notes due fiscal 2018	44,500	44,500
3.95% September 2010 senior notes due fiscal 2018	25,000	25,000
4.12% September 2010 senior notes due fiscal 2019	25,000	25,000
4.17% September 2010 senior notes due fiscal 2019	25,000	25,000
4.33% September 2010 senior notes due fiscal 2020	50,000	50,000
4.51% September 2010 senior notes due fiscal 2021	100,000	100,000
4.56% September 2010 senior notes due fiscal 2021	65,000	65,000
4.61% September 2010 senior notes due fiscal 2023	48,000	48,000
4.06% August 2011 senior notes due fiscal 2019	50,000	50,000
4.54% August 2011 senior notes due fiscal 2022	65,000	65,000
4.64% August 2011 senior notes due fiscal 2022	50,000	50,000
Term Loan	125,000	125,000
Revolving line of credit	110,000	—
	$1,000,000	950,000
Less: Current maturities of long-term debt	—	—
Total	$1,000,000	950,000

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Interest and debt costs incurred, net of interest capitalized	$29,745	22,308	10,769
Interest costs capitalized	10,602	14,743	14,878
Total interest and debt costs	$40,347	37,051	25,647

(5)	EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. As of March 31, 2013, approximately 50 employees are covered by this plan. This change did not affect benefits earned by participants prior to January 1, 2011. Currently, active employees who previously participated in the pension plan have become participants in the company’s defined contribution retirement plan effective January 1, 2011. These changes have provided the company with more predictable retirement plan costs and cash flows. By changing to a defined contribution plan and freezing the benefits accrued under the predecessor defined benefit plan, the company’s future benefit obligations and requirements for cash contributions for the frozen pension plan have been reduced. Losses associated with the curtailment of the pension plan were immaterial. No amounts were contributed to the defined benefit pension plan during fiscal 2013 and 2012, and management does not expect to contribute to the plan during fiscal 2014.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during fiscal 2013 and 2012. Management has not made any decision on funding the plan during fiscal 2014.

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

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at March 31:

(In thousands)	2013	2012
Investments held in Rabbi Trust	$10,486	17,366
Unrealized (loss) gains in carrying value of trust assets	(121)	251
Unrealized (loss) gains in carrying value of trust assets are net of income tax expense of	(65)	135
Obligations under the supplemental plan	21,431	30,633

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

Whereas fluctuating rates of return are characteristic of the securities markets, the investment objective of the supplemental plan is to achieve investment returns sufficient to meet the actuarial assumptions. This is defined as an investment return greater than the current actuarial discount rate assumption of 4.25%, which is subject to annual upward or downward revisions.

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

Pension and Supplemental Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

	Target	Actual as of 2013	Actual as of 2012
Pension plan:
Equity securities	—	—	—
Debt securities	100%	98%	97%
Cash and other	—	2%	3%
Total	100%	100%	100%

Supplemental plan:
Equity securities	65%	60%	63%
Debt securities	35%	35%	32%
Cash and other	—	5%	5%
Total	100%	100%	100%

Significant Concentration Risks

The pension plan and the supplemental plan assets are periodically evaluated for concentration risks. As of March 31, 2013, the company did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

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

Fair Value of Pension Plan and Supplemental Plan Assets

The fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2013, are as follows:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Pension plan measured at fair value:
Debt securities:
Government securities	$3,142	3,142	—	—
Corporate debt securities	53,352	—	53,352	—
Foreign debt securities	1,416	—	1,416	—
Cash and cash equivalents	614	—	614	—
Total	$58,524	3,142	55,382	—
Accrued income	907	907	—	—
Total fair value of plan assets	$59,431	4,049	55,382	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$4,240	4,240	—	—
Preferred stock	—	—	—	—
Foreign stock	285	285	—	—
American depository receipts	1,811	1,811		—
Preferred American depository receipts	16	16
Real estate investment trusts	—	—	—	—
Debt securities:
Government debt securities	2,007	1,240	767	—
Open ended mutual funds	1,743	1,743	—	—
Cash and cash equivalents	533	93	440	—
Total	$10,635	9,428	1,207	—
Other pending transactions	(149)	(149)	—	—
Total fair value of plan assets	$10,486	9,279	1,207	—

The following table provides the fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2012:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Pension plan measured at fair value:
Debt securities:
Government securities	$3,021	3,021	—	—
Corporate debt securities	50,770	—	50,770	—
Foreign debt securities	1,374	—	1,374
Cash and cash equivalents	845	—	845	—
Total	$56,010	3,021	52,989	—
Accrued income	907	907	—	—
Total fair value of plan assets	$56,917	3,928	52,989	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$8,248	8,248	—	—
Preferred stock	12	12	—	—
Foreign stock	542	542	—	—
American depository receipts	2,166	2,108	58	—
Preferred American depository receipts	8	8
Real estate investment trusts	139	139	—	—
Debt securities:
Government debt securities	2,891	1,219	1,672	—
Open ended mutual funds	2,690	2,690	—	—
Cash and cash equivalents	922	401	521	—
Total	$17,618	15,367	2,251	—
Other pending transactions	(252)	(252)	—	—
Total fair value of plan assets	$17,366	15,115	2,251	—

Plan Assets and Obligations

Changes in plan assets and obligations during the years ended March 31, 2013 and 2012 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, are as follows:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$93,356	85,570	29,262	28,439
Service cost	983	875	475	554
Interest cost	4,098	4,412	1,235	1,379
Participant contributions	—	—	428	486
ERRP reimbursement	—	—	274	14
Plan settlement	(13,046)	—	—	—
Benefits paid	(3,965)	(3,743)	(960)	(1,031)
Actuarial (gain) loss	6,812	6,242	(1,708)	(579)
Benefit obligation at end of year	88,238	93,356	29,006	29,262

Change in plan assets:
Fair value of plan assets at beginning of year	$56,917	53,335	—	—
Actual return	5,605	6,403	—	—
Employer contributions	13,920	922	258	531
Participant contributions	—	—	428	486
ERRP reimbursement	—	—	274	14
Plan settlement	(13,046)	—	—	—
Benefits paid	(3,965)	(3,743)	(960)	(1,031)
Fair value of plan assets at end of year	59,431	56,917	—	—

Reconciliation of funded status:
Fair value of plan assets	$59,431	56,917	—	—
Benefit obligation	88,238	93,356	29,006	29,262
Unfunded status	$(28,807)	(36,439)	(29,006)	(29,262)

Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,070)	(4,083)	(1,329)	(1,453)
Noncurrent liabilities	(27,737)	(32,356)	(27,677)	(27,809)
Net amount recognized	$(28,807)	(36,439)	(29,006)	(29,262)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2013	2012
Projected benefit obligation	$88,238	93,356
Accumulated benefit obligation	85,631	91,760

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plan and supplemental plan):

(In thousands)	2013	2012
Projected benefit obligation	$88,238	93,356
Accumulated benefit obligation	85,631	91,760
Fair value of plan assets	59,431	56,917

Net periodic benefit cost for the pension plan and the supplemental plan for the fiscal years ended March 31 include the following components:

(In thousands)	2013	2012	2011
Service cost	$983	875	922
Interest cost	4,098	4,412	4,461
Expected return on plan assets	(2,748)	(2,576)	(2,479)
Amortization of prior service cost	50	50	14
Recognized actuarial loss	1,648	1,760	1,698
Curtailment	—	—	—
Settlement loss	5,161	—	—
Net periodic pension cost	$9,192	4,521	4,616

Net periodic benefit cost for the postretirement health care and life insurance plan for the fiscal years ended March 31 include the following components:

(In thousands)	2013	2012	2011
Service cost	$475	554	581
Interest cost	1,235	1,379	1,458
Amortization of prior service cost	(2,032)	(2,032)	(2,032)
Recognized actuarial loss	—	(4)	(20)
Net periodic postretirement (benefit) cost	$(322)	(103)	(13)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the fiscal years ended March 31 include the following components:

	Pension Benefits		Other Benefits
(In thousands)	2013	2012	2013	2012
Change in benefit obligation
Transition obligation	$ —	—	—	—
Prior service cost	—	—	—	—
Net loss (gain)	3,954	2,415	(1,708)	(579)
Settlement loss	(5,161)	—	—	—
Amortization of transition obligation	—	—	—	—
Amortization of prior service cost	(50)	(50)	2,032	2,032
Amortization of net (loss) gain	(1,648)	(1,760)	—	4
Other	—	—	(643)	—
Total recognized in other comprehensive income (loss)	$ (2,905)	605	(319)	1,457
Net of 35% tax rate	(1,888)	394	(207)	947

Amounts recognized as a component of accumulated other comprehensive (income) loss as of March 31, 2013 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$ 17,447	(1,588)
Unrecognized prior service cost (benefit)	135	(8,653)
Pre-tax amount included in accumulated other comprehensive loss (income)	$ 17,582	(10,241)

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$ (1,299)	—
Unrecognized prior service cost (benefit)	(50)	2,032

Assumptions used to determine net benefit obligations for the fiscal years ended March 31, are as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.25%	4.75%	4.25%	4.75%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31, are as follows:

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.75%	5.25%	5.75%	4.75%	5.25%	5.75%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligations at March 31, 2013, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2014	$ 5,139	1,329
2015	5,376	1,413
2016	5,579	1,451
2017	5,765	1,531
2018	5,968	1,621
2019 – 2023	33,584	9,130
Total 10-year estimated future benefit payments	$ 61,411	16,475

Health Care Cost Trends

The following table discloses the assumed health care cost trends used in measuring the accumulated postretirement benefit obligation and net periodic postretirement benefit cost at March 31, 2013 for pre-65 medical and prescription drug coverage and for post-65 medical coverage, including expected future trend rates.

,	Pre-65	Post-65
Year ending March 31, 2013
Accumulated postretirement benefit obligation	8.7%	6.9%
Net periodic postretirement benefit obligation	9.1%	7.0%
Ultimate health care cost trend	4.5%	4.5%
Ultimate year health care cost trend rate is achieved	2029	2029
Year ending March 31, 2014
Net periodic postretirement benefit obligation	8.7%	6.9%

A one-percentage rate increase (decrease) in the assumed health care cost trend rates has the following effects on the accumulated postretirement benefit obligation as of March 31:

(In thousands)	1 % Increase	1 % Decrease
Accumulated postretirement benefit obligation	$4,000	3,300
Aggregate service and interest cost	230	200

Defined Contribution Plans

Prior to February 2013, the company maintained the below two defined contribution plans. The plans were merged in February 2013 to provide administrative efficiencies, potential savings on service provider fees and to simplify the participant experience. Following the merger, the provisions of the two plans remained substantially similar with the exception of cost neutral changes that were approved to simplify the administration of the combined plan.

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

401(k) Plan

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the first 8% of eligible compensation deferred by the employee. Company contributions vest over five years.

The plan held the following number of shares of Tidewater common stock as of March 31:

	2013	2012
Number of shares of Tidewater common stock held by 401(k) plan	271,237	256,816

The amounts charged to expense related to the above defined contribution plans, for the fiscal years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Defined contribution plans expense, net of forfeitures	$ 3,356	3,120	2,985
Defined contribution plans forfeitures	115	335	154

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

The amounts charged to expense related to the multinational pension savings plan contributions, for the fiscal years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Multinational pension savings plan expense	$ 420	415	438

The company also provides certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

(6)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at March 31, is as follows:

(In thousands)	2013	2012
Recoverable insurance losses	$ 10,833	3,150
Deferred income tax assets	73,105	64,090
Deferred finance charges – revolver	5,133	6,797
Savings plans and supplemental plan	23,149	29,538
Noncurrent tax receivable	9,106	9,106
Other	4,951	5,173
	$ 126,277	117,854

A summary of accrued expenses at March 31, is as follows:

(In thousands)	2013	2012
Payroll and related payables	$23,453	31,729
Commissions payable	13,866	14,309
Accrued vessel expenses	103,177	76,078
Accrued interest expense	8,096	8,095
Other accrued expenses	10,494	4,742
	$159,086	134,953

A summary of other current liabilities at March 31, is as follows:

(In thousands)	2013	2012
Taxes payable	$ 38,100	23,791
Deferred credits - current	1,374	2,278
Dividend payable	334	156
	$ 39,808	26,225

A summary of other liabilities and deferred credits at March 31, is as follows:

(In thousands)	2013	2012
Postretirement benefits liability	$ 27,681	27,809
Pension liabilities	37,096	40,875
Deferred gain on vessel sales	39,568	39,568
Other	34,729	20,303
	$ 139,074	128,555

(7)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

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

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants at March 31, are as follows:

March 31, 2013
Shares of common stock reserved for issuance under the plans	2,058,898
Shares of common stock available for future grants	502,623

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

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. Stock options were not granted during fiscal 2013 or 2012. The fair value and assumptions used for the stock options issued for the following years ended March 31, are as follows:

2011
Weighted average fair value of stock options granted	$15.92
Risk-free interest rate	2.66%
Expected dividend yield	2.19%
Expected stock price volatility	38.40%
Expected stock option life	6.0 years

The following table sets forth a summary of stock option activity of the company for fiscal years 2013, 2012 and 2011:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2010	43.94	2,192,267
Granted	48.96	13,275
Exercised	36.72	(236,765)
Expired or cancelled/forfeited	52.43	(93,301)
Outstanding at March 31, 2011	45.36	1,875,476
Granted (A)	—	—
Exercised	38.71	(146,508)
Expired or cancelled/forfeited	56.44	(3,544)
Outstanding at March 31, 2012	44.93	1,725,424
Granted (A)	—	—
Exercised	29.09	(141,542)
Expired or cancelled/forfeited	52.47	(27,607)
Outstanding at March 31, 2013	$ 46.24	1,556,275

(A)	Stock options were not granted during fiscal 2013 and 2012.

Information regarding the 1,556,275 options outstanding at March 31, 2013 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2013	$26.80 - $33.83	$37.55 - $48.96	$55.76 - $65.69
Options outstanding	436,607	495,594	624,074
Weighted average exercise price	$32.87	$44.86	$56.69
Weighted average remaining contractual life	5.2 years	5.5 years	4.0 years
Options exercisable	430,511	495,594	621,244
Weighted average exercise price of options exercisable	$32.86	$44.86	$56.69
Weighted average remaining contractual life of exercisable shares	5.2 years	5.5 years	4.0 years

Additional information regarding stock options for the years ended March 31, are as follows:

(In thousands, except number of stock options and weighted average price)	2013	2012	2011
Intrinsic value of options exercised	$2,544	2,800	4,480
Number of stock options vested	144,537	328,325	409,649
Fair value of stock options vested	$2,154	4,117	5,564
Number of options exercisable	1,547,349	1,561,836	1,383,563
Weighted average exercise price of options exercisable	$46.27	44.86	45.46
The aggregate intrinsic value of the options outstanding at March 31, 2013 was $10.5 million. The aggregate intrinsic value of options exercisable at March 31, 2013 was $10.4 million.
Stock option compensation expense along with the reduction effect on basic and diluted earnings per share, and stock option compensation expense for the years ended March 31, are as follows:
(In thousands, except per share data)	2013	2012	2011
Stock option compensation expense	$2,049	3,892	5,506
Basic earnings per share reduced by	.03	0.05	0.07
Diluted earnings per share reduced by	.03	0.05	0.07

As of March 31, 2013, total unrecognized stock-option compensation costs amounted to $12.4 thousand or $12.4 thousand net of tax. No stock option compensation costs were capitalized as part of the cost of an asset. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of the employee’s termination date.

Restricted Stock Awards

The company has granted restricted stock awards to key employees, including officers, under several different employee stock plans, which provide for the granting of restricted stock and/or performance awards to officers and key employees. The company awards both time-based and performance-based shares of restricted stock awards. The restrictions on the time-based restricted stock awards lapse generally over a four year period and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock award lapse if the company meets specific targets. During the restricted period, the restricted shares may not be transferred or encumbered, but the recipient has the right to vote the restricted shares and receive dividends on the time-based restricted shares. Dividends are accrued on performance-based restricted shares and ultimately paid only if the performance criteria is achieved. All of the restricted stock awards are classified as equity awards in stockholders’ equity. The value of restricted stock awards is generally amortized on a straight-line basis to earnings over the respective vesting periods and is net of forfeitures.

The following table sets forth a summary of restricted stock award activity of the company for fiscal 2013, 2012 and 2011:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2010	45.03	160,438	212,885
Granted	57.50	256,770	70,678
Vested	49.02	(47,609)	(52,264)
Cancelled/forfeited	57.37	—	(2,675)
Non-vested balance at March 31, 2011	51.13	369,599	228,624
Granted	54.59	7,500	—
Vested	50.11	(110,681)	(4,983)
Cancelled/forfeited	—	—	—
Non-vested balance at March 31, 2012	51.43	266,418	223,641
Granted	—	—	—
Vested	49.53	(110,802)	—
Cancelled/forfeited	56.84	(7,067)	(59,503)
Non-vested balance at March 31, 2013	$ 50.95	148,549	164,138

Restrictions on approximately 85,393 time-based restricted stock awards will lapse during fiscal 2014, and restrictions on 57,872 performance-based restricted stock awards outstanding at March 31, 2013 will lapse during fiscal 2014 if performance-based targets are achieved.

Restricted stock award compensation expense and grant date fair value for the years ended March 31, is as follows:

(In thousands)	2013	2012	2011
Grant date fair value of restricted stock vested	$5,488	5,796	4,896
Restricted stock compensation expense	5,987	6,171	3,435

As of March 31, 2013, total unrecognized restricted stock compensation costs amounted to $15.1 million, or $10.6 million net of tax. No restricted stock award compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2013.

Restricted Stock Units

The company has granted restricted stock units to key employees, including officers, under the company’s employee stock plan, which provide for the granting of restricted stock units to officers and key employees. The company awards time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price. The company also awards performance-based restricted stock units, where each unit represents the right to receive, at the end of a vesting period, up to two shares of Tidewater common stock with no exercise price. The company uses assumptions underlying the Black-Scholes methodology to produce a Monte Carlo simulation model to value the performance-based restricted stock units. The fair value of the time-based restricted stock units is based on the market price of our common stock on the date of grant. Vesting of the performance-based restricted stock units is based on the company’s three year Total Shareholder Return (TSR) as measured against a three year TSR of a defined peer group. The restrictions on the time-based restricted stock units lapse over a three year period from the date of the award and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if the company meets specific targets as defined. During the restricted period, the restricted stock units may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, but have no voting rights until the units vest. Dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. Upon retirement, the Compensation Committee of the Board of Directors will take into consideration the accelerated vesting of the restricted stock units after certain age and service criteria are met. Restricted stock unit compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

The following table sets forth a summary of restricted stock unit activity of the company for fiscal 2013 and 2012:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2011	$ —	—	—
Granted	54.18	248,288	72.23	84,394
Vested	—	—	—	—
Cancelled/forfeited	—	—	—	—
Non-vested balance at March 31, 2012	$54.18	248,288	72.23	84,394
Granted	50.16	259,158	67.11	84,323
Vested	54.17	(79,507)	—	—
Cancelled/forfeited	54.18	(10,274)	72.23	(3,476)
Non-vested balance at March 31, 2013	$ 51.69	417,665	69.62	165,241

Restrictions on approximately 165,740 time-based shares will lapse during fiscal 2014, and no performance-based shares outstanding at March 31, 2013 will vest during fiscal 2014 if vesting criteria are achieved.

Restricted stock unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2013	2012
Grant date fair value of restricted stock units vested	$4,307	—
Restricted stock unit compensation expense	7,836	272

As of March 31, 2013, total unrecognized restricted stock unit compensation costs amounted to $29.2 million, or $21.5 million net of tax. No restricted stock unit compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock unit compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee from the company who has received restricted stock units that are unvested as of their separation date. There were no modifications to the restricted stock units during fiscal 2013.

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

The following table sets forth a summary of phantom stock activity of the company for fiscal 2013, 2012 and 2011:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2010	43.90	169,311	49,702
Granted	57.62	32,107	—
Vested	44.81	(49,427)	(16,070)
Cancelled/forfeited	44.88	(13,923)	(5,573)
Non-vested balance at March 31, 2011	46.08	138,068	28,059
Granted	54.18	22,845	—
Vested	41.61	(51,255)	—
Cancelled/forfeited	46.16	(6,347)	—
Non-vested balance at March 31, 2012	49.23	103,311	28,059
Granted	50.76	27,100	—
Vested	43.60	(54,823)	—
Cancelled/forfeited	54.26	(6,993)	(28,059)
Non-vested balance at March 31, 2013	$51.74	68,595	—

Restrictions on 37,295 time-based shares will lapse during fiscal 2014. The fair value of the non-vested phantom shares at March 31, 2013 is $50.50 per unit.

Phantom stock compensation expense and grant date fair value for the years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Grant date fair value of phantom stock vested	$2,390	3,041	4,075
Phantom stock compensation expense	2,507	3,180	3,893
Phantom stock compensation costs capitalized as part of an asset	—	—	—

As of March 31, 2013, total unrecognized phantom stock compensation costs amounted to $3.5 million, or $3.1 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

(8)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock at March 31, are as follows:

	2013	2012
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.10	$0.10
Common stock shares issued	49,485,832	51,250,995
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2012 through June 30, 2013. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility, or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. At March 31, 2013, $180.0 million remains available to repurchase shares under the May 2012 share repurchase program.

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

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2013	2012	2011
Aggregate cost of common stock repurchased	$85,034	35,015	19,988
Shares of common stock repurchased	1,856,900	739,231	486,800
Average price paid per common share	$45.79	47.37	41.06

During fiscal 2013, shares were repurchased during the first quarter ended June 30, 2012 and the third quarter ended December 31, 2012. The shares repurchased during fiscal 2012 occurred in the third quarter ended December 31, 2011, while the shares repurchased during fiscal 2011 occurred during the first quarter ended June 30, 2010.

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the years ended March 31, are as follows:

(In thousands, except per share data)	2013	2012	2011
Dividends declared	$49,766	51,370	51,507
Dividend per share	1.00	1.00	1.00

Accumulated Other Comprehensive Loss

A summary of accumulated other comprehensive (income) loss and related tax effect at March 31, follows:

(In thousands)	2013	2012
Currency translation adjustments	$9,811	9,811
Unrealized gain (loss) on available-for-sale securities, net of tax of $65 in 2013 and ($135) in 2012	121	(250)
Benefit plans minimum liabilities, net of tax of $2,344 in 2013 and $3,473 in 2012	4,353	6,449
Realized loss on derivative, net of tax of $1,789 in 2013 and $2,039 in 2012	3,322	3,787
Amortization on loss of derivative	(466)	(467)
	$17,141	19,330

Included in accumulated other comprehensive loss for the year ended March 31, 2013, is an after-tax loss of $2.9 million ($4.4 million pre-tax) relating to interest rate hedges, which are cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes offering as disclosed in Note (4). The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

(9)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2013	2012	2011

Net Income available to common shareholders (A)	$150,750	87,411	105,616

Weighted average outstanding shares of common stock, basic (B)	49,550,391	51,165,460	51,221,800
Dilutive effect of options and restricted stock awards	183,649	264,107	265,283
Weighted average common stock and equivalents (C)	49,734,040	51,429,567	51,487,083

Earnings per share, basic (A/B)	$3.04	1.71	2.06
Earnings per share, diluted (A/C)	$3.03	1.70	2.05

Additional information:
Antidilutive options and restricted stock shares	82,758	—	—

(10)	SALE/LEASBACK ARRANGEMENTS

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

The company may purchase each of the vessels at their fixed amortized values, as outlined in the bareboat charter agreements, at the end of the fifth year, and again at the end of the seventh year, from the commencement dates of the respective charter agreements. The company may also purchase each of the vessels at a mutually agreed upon price at any time during the lease term. In September 2012, the company elected to repurchase one of its leased vessels from the lessor for $8.8 million. In addition, during October 2012, the company repurchased a second leased vessel, for $8.4 million.

Future Minimum Lease Payments

As of March 31, 2013, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
2014	$ 10,702	4,825	15,527
2015	2,836	4,825	7,661
2016	—	2,304	2,304
2017	—	—	—
Thereafter	—	—	—
Total future lease payments	$ 13,538	11,954	25,492

The operating lease expense on these bareboat charter arrangements, which are reflected in vessel operating costs, for the years ended March 31, are as follows:

(In thousands)	2013	2012	2011
Vessel operating leases	$16,836	17,967	17,964

(11)	COMMITMENTS AND CONTINGENCIES

Compensation Commitments

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $32.3 million.

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of March 31, 2013:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 3/31/13	Remaining Balance 3/31/13
Vessels under construction:
Deepwater anchor handling towing supply	6	$112,862	28,025	84,837
Deepwater platform supply vessels	19	562,829	156,553	406,276
Crewboats and others	5	67.318	52.751	14.567
Total vessels under construction	30	743,009	237,329	505,680
Vessels to be purchased:
Deepwater platform supply vessels	2	93,600	—	93,600
Total vessels to be purchased	2	93,600	—	93,600
Total vessel commitments	32	$836,609	237,329	599,280

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater platform supply vessels (PSV) under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing-supply/supply vessels under construction have 7,100 brake horsepower (BHP). Scheduled delivery for the new-build vessels has begun in April 2013, with delivery of the final new-build vessel expected in August 2015.

At March 31, 2013, the company had agreed to purchase two PSVs for an aggregate total purchase price of $93.6 million. The company took possession of one PSV which has 3,000 DWT of cargo capacity in April 2013 for $46.8 million. The company is expected to take delivery of the other purchased PSVs in July 2013. As of March 31, 2013, the company had not expended funds to acquire these two vessels.

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

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through March 31, 2013.

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

Tidewater Marine International Inc. (“TMII”), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (“DPA”). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for a period of three years and seven days from the date of judicial approval of the Agreement, in return for: (a) TMII’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations contained in a three-count criminal information to be filed concurrently with the DPA; (b) TMII’s payment of a $7.35 million fine (which has been paid), (c) TMII’s and Tidewater Inc.’s compliance with certain undertakings relating to compliance with the FCPA and other applicable laws in connection with the company’s operations, and cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (d) TMII’s and Tidewater Inc.’s agreement to continue to address any deficiencies in the company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws, if and to the extent not already addressed; and (e) Tidewater Inc.’s agreement to report to the DOJ in writing annually for the term of the DPA regarding remediation of the matters that are the subject of the DPA, the implementation of any enhanced internal controls, and any evidence of improper payments the company may have discovered during the term of the DPA. Implementation of the DOJ settlement eliminated a $3.0 million contingent civil penalty in connection with the SEC civil settlement detailed above. An additional financial charge of $4.35 million associated with the DOJ settlement was recorded during the quarter ended September 30, 2010 and was included in general and administrative expenses. Tidewater submitted its first annual report to the DOJ in November 2011 and its second annual report to the DOJ in November 2012.

If TMII and Tidewater Inc. comply with the DPA during its term, the DOJ will not bring the charges set out in the information. In the event TMII or Tidewater Inc. breaches the DPA, the DOJ has discretion to extend its term for up to a year, or bring certain criminal charges against TMII as outlined in the DPA. A federal district court accepted the DPA on November 9, 2010.

Merchant Navy Officers Pension Fund

A subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The company has been informed by the Trustee of the MNOPF that the Fund has a deficit that will require contributions from the participating employers. The amount and timing of the subsidiary company’s share of the fund’s deficit depends on a number of factors, including updated calculations of the total fund deficit, theories of contribution imposed as determined by and within the scope of the Trustee’s authority, the number of then participating solvent employers, and the final formula adopted to allocate the required contribution among such participating employers. The amount payable to MNOPF based on assessments was $4.3 million and $6.7 million at March 31, 2013 and 2012, respectively, all of which has been accrued. The company recorded $0.1 million and $0.3 million of additional liabilities during fiscal 2013 and 2012, respectively. Payments totaling $2.5 million and $3.1 million were paid to the fund during fiscal 2013 and 2012, respectively.

The Fund’s Trustee may claim that the subsidiary company owes additional amounts for various reasons, including negative Fund investment returns or the inability of other assessed participating employers to contribute their share of respective allocations, failing which, the company and other solvent participating employers will be asked for additional contributions.

In January 2013 the Fund’s Trustee announced that there was an additional deficit in the Fund. The Trustee will claim the subsidiary company and other participating employers owe additional contributions to the Fund for the period March 2009 to March 2012. The Trustee’s expectation in January 2013 was that this amount would be invoiced around September 2013 and that arrangements for payments in installments starting in 2014 could be achieved subject to certain criteria and conditions. The amount of the contribution by the subsidiary company for the 2009 to 2012 valuation is presently estimated at approximately $3 million. The company has not made any provisions for this additional obligation, pending receipt of the actual notification, which is anticipated in September 2013.

Sonatide Joint Venture

Tidewater has a 49% interest in Sonatide, a joint venture with Sonangol that owns vessels that serve the Angolan offshore energy industry. Tidewater has been in discussions over the last few years with Sonangol to establish the terms and conditions of a new Sonatide joint venture agreement. The company’s existing joint venture agreement with Sonangol has been extended on several occasions during those discussions to allow ongoing negotiations to continue. The last extension was effective through March 31, 2013. While the existing joint venture agreement has therefore formally expired, Sonatide continues its normal day-to-day operations without significant effects resulting from that expiration. The company has previously experienced gaps when the term of the existing joint venture agreement had expired and before an extension agreement had been signed.

While the company is continuing discussions with Sonangol to restructure the existing joint venture and overall commercial relationship, important and fundamental issues remain outstanding and unresolved. The parties did have several constructive meetings during the quarter ended March 31, 2013. If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, however, the company will work toward an orderly wind up of the joint venture. Based on prior conduct between the parties during this period of uncertainty, we believe that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. Even though the global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for these vessels at prevailing market day rates.

Sonangol continues to express a willingness to consider some further contracting activity by the Sonatide joint venture. During the quarter ended March 31, 2013, the Sonatide joint venture entered into several new contracts with customers, some of which extend into 2014.

During the twelve months ended March 31, 2013, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets. The net reduction in the number of vessels operating in its Angolan operations during this twelve month period was not significant. The vessels that were redeployed outside its Angolan operations during the twelve months ended March 31, 2013, were chartered at new day rates that were comparable to, or higher than the rates included in their respective expiring contracts in Angola, in part because of generally improving markets for these vessels.

For the year ended March 31, 2013, Tidewater’s Angolan operations generated vessel revenues of approximately $271 million, or 22%, of its consolidated vessel revenue, from an average of approximately 85 Tidewater-owned vessels that are marketed through the Sonatide joint venture (9 of which were stacked on average during the year ended March 31, 2013), and, for the year ended March 31, 2012, generated vessel revenues of approximately $254 million, or 24%, of consolidated vessel revenue, from an average of approximately 93 Tidewater-owned vessels (14 of which were stacked on average during the year ended March 31, 2012, and, for the year ended March 31, 2011, generated vessel revenues of approximately $237 million, or 23%, of consolidated vessel revenue, from an average of approximately 97 vessels (13 of which were stacked on average in fiscal 2011).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of March 31, 2013 and March 31, 2012, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $46 million and $46 million, respectively.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $ 76.5 million as of March 31, 2013). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has now, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $73.6 million as of March 31, 2013) of the total fines sought by the Macae Customs Office. A secondary administrative appeals board recently considered fines totaling 112 million Brazilian reais (approximately $55.3 million as of March 31, 2013). This secondary board rendered a decision on April 23, 2013 that disallowed all of those fines. The remaining fines totaling 43 million Brazilian reais (approximately $21.2 million as of March 31, 2013) are still subject to a secondary board hearing, but the company believes that the April 23 decision will be helpful in that upcoming hearing. The secondary board decision disallowing the fines totaling 112 million Brazilian reais is, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing three vessels to start new charters in Brazil, the company filed three suits on August 22, 2011, April 5, 2012 and Jan 18, 2013, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of March 31, 2013, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Equatorial Guinea Customs

In December 2012, the Customs Department of Equatorial Guinea assessed a $450 million fine against the company for alleged customs violations. After considering certain factual and legal arguments made by the company, the Customs Department reduced the fine to $15 million in March, 2013. The reduced fine amount relates to two company vessels that were operating in Equatorial Guinea as of December 2012. The Customs Department contends that the company has been operating vessels in Equatorial Guinea without appropriate temporary importation approvals. Equatorial Guinea, like many countries, has a customs regime which permits companies to import temporarily equipment into the country without paying customs as long as such equipment is not intended to be permanently located in the country. According to the Customs Department, the company failed to make the proper filings to qualify its vessels for temporary importation status. The size of the reduced fine is apparently based on the book value of the two company vessels multiplied by a penalty factor of two. The company is still assessing the underlying legal and factual basis for the reduced fine, but it disagrees both with the underlying claims of the Customs Department and the arbitrary and unjustifiable size of the assessment. We are actively engaged in discussions with the Customs Department to resolve the issue. In those discussions, Customs Department officials have stated a willingness to settle the reduced fine for a much lower amount. The company does not have enough information available to it at this time to reasonably estimate the potential financial impact of the reduced fine, even if a fine is ultimately paid, and no reserve has been established at this time against this exposure.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the receipt of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is still evaluating this most recent suit but intends to vigorously defend against the claims made.

In October, 2012, Tidewater had notified the Nigerian marketing agent that it was discontinuing its relationship with the Nigerian marketing agent. The company has entered into a new strategic relationship with a different Nigerian counterparty that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended.

Venezuelan Operations

On February 16, 2010, Tidewater and certain of its subsidiaries (collectively, the “Claimants”) filed with the International Centre for Settlement of Investment Disputes (“ICSID”) a Request for Arbitration against the Bolivarian Republic of Venezuela. As previously reported by Tidewater, in May 2009 Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela, took possession and control of (a) eleven of the

Claimants’ vessels that were then supporting PDVSA operations in Lake Maracaibo, (b) the Claimants’ shore-based headquarters adjacent to Lake Maracaibo, (c) the Claimants’ operations in Lake Maracaibo, and (d) certain other related assets. The company also previously reported that in July 2009 Petrosucre, S.A., a subsidiary of PDVSA, took possession and control of the Claimants’ four vessels, operations, and related assets in the Gulf of Paria. It is Tidewater’s position that, through those measures, the Republic of Venezuela directly or indirectly expropriated the Claimants’ investments, including the capital stock of the Claimants’ principal operating subsidiary in Venezuela.

The Claimants alleged in the Request for Arbitration that each of the measures taken by the Republic of Venezuela against the Claimants violates the Republic of Venezuela’s obligations under the bilateral investment treaty with Barbados and rules and principles of Venezuelan law and international law. An arbitral tribunal was constituted under the ICSID Convention to resolve the dispute. The tribunal first addressed the Republic of Venezuela’s objections to the tribunal’s jurisdiction over the dispute. After two rounds of briefing by the parties, a hearing on jurisdiction was held in Washington, D.C. on February 29 and March 1, 2012.

On February 8, 2013, the tribunal issued its decision on jurisdiction. The tribunal found that is has jurisdiction over the claims under the Venezuela-Barbados bilateral investment treaty, including the claim for compensation for the expropriation of Tidewater’s principal operating subsidiary, but that it does not have jurisdiction based on Venezuela’s investment law. The practical effect of the tribunal’s decision is to exclude from the case the claims for expropriation of the fifteen vessels described above. The proceeding will now move to the merits, including a determination whether the Republic of Venezuela violated the Venezuela-Barbados bilateral investment treaty and a valuation of Tidewater’s principal operating subsidiary in Venezuela. At the time of the expropriation, the principal operating subsidiary had sizeable accounts receivable from PDVSA and Petrosucre, denominated in both U.S. Dollars and Venezuelan Bolivars. The company expects those accounts receivable to form part of the total valuation of Tidewater’s principal operating subsidiary. As a result of the seizures, the lack of further operations in Venezuela, and the continuing uncertainty about the timing and amount of the compensation the company might collect in the future, however, the company recorded a $44.8 million provision during the quarter ended June 30, 2009, to fully reserve accounts receivable due from PDVSA and Petrosucre.

While the tribunal determined that it does not have jurisdiction over the claim for the seizure of the fifteen vessels, Tidewater received during fiscal 2011 insurance proceeds for the insured value of those vessels (less an additional premium payment triggered by those proceeds). Tidewater believes that the claims remaining in the case, over which the tribunal upheld jurisdiction, represent the most substantial portion of the overall value lost as a result of the measures taken by the Republic of Venezuela. Tidewater has discussed the nature of the insurance proceeds received for the fifteen vessels in previous quarterly and annual filings.

The Claimants are now corresponding with the Republic of Venezuela and the tribunal to finalize a briefing and hearing schedule to determine the merits of the claims over which the tribunal has jurisdiction.

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

The company had no foreign exchange spot contracts outstanding at March 31, 2013. The company had one foreign exchange spot contract outstanding at March 31, 2012, which totaled a notional value of $1.0 million. The one spot contract settled by April 2, 2012.

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

At March 31, 2013, the company had three British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (11) and elsewhere in this document. The forward contracts have expiration dates between June 20, 2013 and December 18, 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange loss during the fiscal year ended March 31, 2013, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$949	949	—	—
Long-term British pound forward derivative contracts	4,359	—	4,359	—
Total fair value of assets	$5,308	949	4,359	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2012:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$288,446	288,446	—	—
Long-term British pound forward derivative contracts	7,042	—	7,042	—
Total fair value of assets	$295,488	288,446	7,042	—

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

The below table summarizes the combined fair value of the assets that incurred impairments along with the amount of impairment during the years ended March 31. The fair values of impaired assets are based on expected net proceeds from asset sales or appraisals performed by third parties. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	2013	2012	2011
Amount of impairment incurred	$8,078	3,607	8,958
Combined fair value of assets incurring impairment	14,733	8,175	13,646

(13)	GAIN ON DISPOSITION OF ASSETS, NET

The company seeks opportunities to dispose its older vessels when market conditions warrant and opportunities arise. As such, dispositions of vessels can vary from year to year; therefore, gains on sales of assets may fluctuate significantly from period to period. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

The number of vessels disposed along with the gain on the dispositions for the years ended March 31, are as follows:

(In thousands, except number of vessels disposed)	2013	2012	2011
Gain on vessels disposed	$12,191	20,024	21,663
Number of vessels disposed	32	60	46

Also included in gain on dispositions of assets, net is a gain of $2.3 million related to the sale of one of the company’s two shipyards as well as asset impairments. Please refer to Note (12) above for a discussion on asset impairment.

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

(In thousands)	2013	2012	2011
Revenues:
Vessel revenues (A):
Americas	$327,059	324,529	362,825
Asia/Pacific	184,014	153,752	176,877
Middle East/N. Africa	149,412	109,489	92,151
Sub-Saharan Africa/Europe	569,513	472,698	419,360
	1,229,998	1,060,468	1,051,213
Other operating revenues	14,167	6,539	4,175
	$1,244,165	1,067,007	1,055,388

Vessel operating profit:
Americas	$40,318	56,003	49,341
Asia/Pacific	43,704	16,125	22,308
Middle East/N. Africa	39,069	805	18,990
Sub-Saharan Africa/Europe	129,460	97,142	82,993
	252,551	170,075	173,632
Corporate expenses	(52,095)	(40,379)	(46,361)
Goodwill impairment	—	(30,932)	—
Gain on asset dispositions, net	6,609	17,657	13,228
Other operating services	(833)	(2,867)	(1,163)
Operating income	206,232	113,554	139,336
Foreign exchange gain (loss)	3,011	3,309	2,278
Equity in net earnings of unconsolidated companies	12,189	13,041	12,185
Interest income and other, net	3,476	3,440	5,065
Interest and other debt costs	(29,745)	(22,308)	(10,769)
Earnings before income taxes	$195,163	111,036	148,095

Depreciation and amortization:
Americas	$40,466	38,140	45,442
Asia/Pacific	19,416	20,758	25,453
Middle East/N. Africa	18,784	17,606	14,324
Sub-Saharan Africa/Europe	65,241	58,137	52,871
Corporate	3,392	3,715	2,486
	$147,299	138,356	140,576

Additions to properties and equipment:
Americas	$52,299	7,279	12,031
Asia/Pacific	19,858	64,431	5,514
Middle East/N. Africa	3,833	16,828	1,152
Sub-Saharan Africa/Europe	197,534	84,491	3,646
Corporate (B)	179,058	194,931	592,946
	$452,582	367,960	615,289

Total assets (A):
Marine:
Americas	$885,470	1,031,962	975,269
Asia/Pacific	607,546	654,357	583,569
Middle East/N. Africa	507,124	405,625	369,122
Sub-Saharan Africa/Europe	1,706,355	1,519,124	1,286,554
	3,706,495	3,611,068	3,214,514
Investments in and advances to unconsolidated Marine companies	46,047	46,077	39,044
	3,752,542	3,657,145	3,253,558
Corporate (C)	415,513	404,473	494,558
	$4,168,055	4,061,618	3,748,116

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

(C)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At March 31, 2013, 2012 and 2011, $229.3 million, $249.4 million and $355.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue:

Revenue by vessel class: (In thousands):	2013	% of Vessel Revenue	2012	% of Vessel Revenue	2011	% of Vessel Revenue
Americas fleet:
Deepwater vessels	$179,032	15%	146,950	14%	181,244	17%
Towing-supply/supply	120,817	10%	143,796	14%	149,151	14%
Other	27,210	2%	33,783	3%	32,430	3%
Total	$327,059	27%	324,529	31%	362,825	34%
Asia/Pacific fleet:
Deepwater vessels	$96,118	8%	75,495	7%	82,919	8%
Towing-supply/supply	84,217	7%	73,845	7%	89,517	9%
Other	3,679	<1%	4,412	<1%	4,441	0%
Total	$184,014	15%	153,752	14%	176,877	17%
Middle East/N. Africa fleet:
Deepwater vessels	$55,945	5%	46,511	4%	28,460	3%
Towing-supply/supply	89,902	7%	56,902	5%	56,869	5%
Other	3,565	<1%	6,076	1%	6,822	1%
Total	$149,412	12%	109,489	10%	92,151	9%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$273,544	22%	199,697	19%	123,707	12%
Towing-supply/supply	226,357	18%	201,463	19%	221,595	21%
Other	69,612	6%	71,538	7%	74,058	7%
Total	$569,513	46%	472,698	45%	419,360	40%
Worldwide fleet:
Deepwater vessels	$604,639	50%	468,653	44%	416,330	40%
Towing-supply/supply	521,293	42%	476,006	45%	517,132	49%
Other	104,066	8%	115,809	11%	117,751	11%
Total	$1,229,998	100%	1,060,468	100%	1,051,213	100%

The following table discloses our customers that accounted for 10% or more of total revenues during the years ended March 31:

	2013	2012	2011
Chevron Corporation	17.8%	17.4%	16.2%
Petroleo Brasileiro SA	8.6%	14.6%	15.4%

(15)	GOODWILL

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

The company also performed an interim goodwill impairment assessment on the new reporting units using September 30, 2011 carrying values as prescribed in ASC 350, Intangibles-Goodwill and Other (ASC 350) and determined that the carrying value of its Middle East/North Africa unit exceeded its fair value thus triggering a goodwill impairment charge of $30.9 million which was recorded during the quarter ended September 30, 2011. The impairment reduced the company’s goodwill from $328.7 million at the beginning of fiscal 2012 to $297.8 million at the end of fiscal 2012.

Goodwill by reportable segment at March 31, is as follows:

(In thousands)	2013	2012
Americas	$114,237	114,237
Asia/Pacific	56,283	56,283
Middle East/N. Africa	—	—
Sub-Saharan Africa/Europe	127,302	127,302
	$297,822	297,822

Goodwill, as a percentage of total assets and stockholders’ equity, at March 31, is as follows:
	2013	2012
Goodwill as a percentage of total assets	7%	7%
Goodwill as a percentage of stockholders’ equity	12%	12%

(16)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods for the years ended March 31, is as follows:

	Quarter
(In thousands except per share data)	First	Second	Third	Fourth
Fiscal 2013
Revenues	$294,448	311,918	309,466	328,333
Operating income (loss)(A)	49,487	57,197	40,974	58,574
Net earnings (loss)	32,856	41,356	29,947	46,591
Basic earnings (loss) per share	$.65	.84	.61	.95
Diluted earnings (loss) per share	$.65	.83	.61	.95
Fiscal 2012
Revenues	$254,607	250,894	272,111	289,395
Operating income (loss)(A)	31,461	(5,481)	41,191	46,383
Net earnings (loss)	24,558	(4,876)	34,087	33,642
Basic earnings (loss) per share	$0.48	(0.10)	0.67	0.66
Diluted earnings (loss) per share	$0.48	(0.10)	0.67	0.66

(A)

Operating income consists of revenues less operating costs and expenses, depreciation, goodwill impairment, general and administrative expenses and gain on asset dispositions, net, of the company’s operations. Goodwill impairment by quarter for fiscal 2012 and gain on asset dispositions, net, by quarter for fiscal 2013 and 2012, are as follows:

(In thousands)	First	Second	Third	Fourth
Fiscal 2013:
Gain on asset dispositions, net	$838	1,833	99	3,839
Fiscal 2012:
Goodwill impairment	$—	(30,932)	—	—
Gain on asset dispositions, net	$1,717	9,458	2,496	3,986

(17)	SUBSEQUENT EVENTS

During April 2013, the company took delivery of one deepwater PSV which has 3,000 DWT of cargo capacity for approximately $46.8 million and one water jet crewboat for approximately $3.1 million. The company funded these payments with available liquidity under the revolving credit facility. During April 2013, the company also committed to the construction of two additional deepwater PSVs with expected deliveries in May and October of 2015, for approximately $101 million.

On May 14, 2013, the company, through a subsidiary, entered into an agreement to purchase Troms Offshore Supply AS, a Norwegian company (Troms Offshore). The Troms Offshore fleet is expected to include five deepwater PSVs, with another deepwater PSV under construction and an option to build a seventh vessel. The purchase price includes a $150 million cash payment and the assumption of approximately $245 million of combined Troms Offshore obligations, compromised of net interest-bearing debt and the remaining installment payments on vessels under construction. The stock purchase agreement also contemplates possible additional cash consideration, the payment of which is contingent upon the future financial results of Troms Offshore in 2014 through 2017. The acquisition is expected to be completed in the second quarter of 2013, subject to certain approvals.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2013, 2012 and 2011

(In thousands)

Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of period	Additions at Cost		Deductions		Balance at End of Period

Fiscal 2013
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$49,921	900		4,489	(A)	46,332

Fiscal 2012
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$50,677	666		1,422	(B)	49,921

Fiscal 2011
Deducted in balance sheet from trade accounts receivables:
Allowance for doubtful accounts	$38,632	12,562	(D)	517	(C)	50,677

(A)

Of this amount, $3,852 is related to the revaluation of the allowance for doubtful accounts related to Venezuelan receivables and $637 related to receivables considered uncolledtible and removed from accounts receivable by reducing the allowance for doubtful accounts.

(B)

Of this amount, $1,000 represents the collections from one customer located in Mexico and $422 represents accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.

(C)	Accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.

(D)

Of this amount, $12,000 represents accounts receivable amounts the company is in pursuit of collecting from one customer located in Mexico. This amount was reclassified from deferred revenue in the current year as a result of a determination of the likelihood of collectability of the related receivables.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2013

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

10.3+

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

10.9+	2006 Stock Incentive Plan effective July 20, 2006, (filed as Exhibit 99.1 to the company’s current report on Form 8-K on March 27, 2007, File No. 1-6311).

10.10+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.20 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.11+

Amended and Restated Directors Deferred Stock Units Plan effective January 30, 2008 (filed with the Commission as Exhibit 10.21 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.12*+	Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan effective November 15, 2012.

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

10.19*+	Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2013.

10.20*+	Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2013.

10.21+

Amendment to the Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. effective January 30, 2008 (filed with the Commission as Exhibit 10.35 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2008, File No. 1-6311).

10.22+

Tidewater Inc. Amended and Restated Supplemental Executive Retirement Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.23+

Tidewater Inc. Amended and Restated Employees’ Supplemental Savings Plan executed on December 10, 2008 (filed with the Commission as Exhibit 10.3 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2008, File No. 1-6311).

10.24+

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

10.26+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the year ended March 31, 2009, File No. 1-6311).

10.27*+	Summary of Compensation Arrangements with Directors.

10.28+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of September 26, 2007 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.29+

Amendment Number One to Amended and Restated Change of Control Agreement between Tidewater Inc. and Dean Taylor dated effective as of June 1, 2008 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.30*+	Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012.

10.31+

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

10.35+	2009 Stock Incentive Plan (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.36+

Form of Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed as Exhibit 99.1 to the company’s current report on Form 8-K on December 15, 2009, File No. 1-6311).

10.37+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.38+

Form of Restricted Stock Agreement for the grant of Restricted Stock under the Tidewater Inc. 2006 Stock Incentive Plan and Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.42 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.39+

Amendment Number Two to the Tidewater Employees’ Supplemental Savings Plan (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

10.40+

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

10.42+

Amendment Number Four to the Tidewater Inc. Supplemental Executive Retirement Plan (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010, File No. 1-6311).

10.43+	Retirement and Consulting Agreement between Tidewater Inc. and Stephen W. Dick (filed as Exhibit 99.1 to the company’s current report on Form 8-K on July 7, 2011, File No. 1-6311).

10.44+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (filed as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.45+	Retirement and Non-Executive Chairman Agreement between Tidewater Inc. and Dean E. Taylor (filed as Exhibit 10.1 to the company’s current report on Form 8-K on April 20, 2012, File No. 1-6311).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.