Form 10-Q
period 2013-06-30
TIDEWATER INC
filed 2013-08-06
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number: 1-6311

Tidewater Inc.

(Exact name of registrant as specified in its charter)

Delaware	72-0487776
(State of incorporation)	(I.R.S. Employer Identification No.)

601 Poydras St., Suite 1500

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

49,538,361 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 19, 2013. Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)
ASSETS	June 30, 2013	March 31, 2013
Current assets:
Cash and cash equivalents	$64,813	40,569
Trade and other receivables, net	467,777	393,438
Marine operating supplies	62,007	62,348
Other current assets	24,576	11,735

Total current assets	619,173	508,090

Investments in, at equity, and advances to unconsolidated companies	49,445	46,047
Properties and equipment:
Vessels and related equipment	4,589,777	4,250,169
Other properties and equipment	66,747	83,779

	4,656,524	4,333,948
Less accumulated depreciation and amortization	1,114,256	1,144,129

Net properties and equipment	3,542,268	3,189,819

Goodwill	341,448	297,822
Other assets	144,708	126,277

Total assets	$4,697,042	4,168,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,976	63,602
Accrued expenses	170,784	159,086
Accrued property and liability losses	4,328	4,133
Other current liabilities	40,218	39,808

Total current liabilities	291,306	266,629

Long-term debt	1,475,062	1,000,000
Deferred income taxes	189,266	189,763
Accrued property and liability losses	11,886	10,833
Other liabilities and deferred credits	144,055	139,074

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,507,077 shares at June 30, 2013 and 49,485,832 shares at March 31, 2013	4,951	4,949
Additional paid-in capital	125,872	119,975
Retained earnings	2,471,557	2,453,973
Accumulated other comprehensive loss	(16,913)	(17,141)

Total stockholders’ equity	2,585,467	2,561,756

Total liabilities and stockholders’ equity	$4,697,042	4,168,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)
	Three Months Ended June 30,
	2013	2012
Revenues:
Vessel revenues	$331,630	290,094
Other operating revenues	2,455	4,354

	334,085	294,448

Costs and expenses:
Vessel operating costs	196,161	161,336
Costs of other operating revenues	2,020	3,523
Vessel operating leases	4,031	4,492
Depreciation and amortization	40,108	35,784
General and administrative	50,480	40,664
Gain on asset dispositions, net	(2,140)	(838)

	290,660	244,961

Operating income	43,425	49,487
Other income (expenses):
Foreign exchange loss	(89)	(1,751)
Equity in net earnings of unconsolidated companies	4,420	2,363
Interest income and other, net	740	719
Interest and other debt costs	(8,913)	(7,587)

	(3,842)	(6,256)

Earnings before income taxes	39,583	43,231
Income taxes	9,500	10,375

Net earnings	$30,083	32,856

Basic earnings per common share	$0.61	0.65

Diluted earnings per common share	$0.61	0.65

Weighted average common shares outstanding	49,226,911	50,193,065
Dilutive effect of stock options and restricted stock	331,090	174,686

Adjusted weighted average common shares	49,558,001	50,367,751

Cash dividends declared per common share	$0.25	0.25

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2013	2012
Net earnings	$30,083	32,856
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities net of tax of $60 and $(336)	111	(624)
Amortization of loss on derivative contract net of tax of $63 and $63	117	116

Total comprehensive income	$30,311	32,348

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	Three Months Ended June 30,
	2013	2012

Operating activities:
Net earnings	$30,083	32,856
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	40,108	35,784
Provision (benefit) for deferred income taxes	(12,151)	(2,654)
Gain on asset dispositions, net	(2,140)	(838)
Equity in earnings of unconsolidated companies, less dividends	(3,398)	(1,614)
Compensation expense - stock-based	5,711	4,359
Excess tax benefit on stock options exercised	(12)	(49)
Changes in assets and liabilities, net:
Trade and other receivables	(62,616)	(9,698)
Marine operating supplies	1,100	(1,962)
Other current assets	(11,589)	(10,127)
Accounts payable	1,997	18,267
Accrued expenses	11,115	2,636
Accrued property and liability losses	158	(110)
Other current liabilities	944	219
Other liabilities and deferred credits	876	1,165
Other, net	3,409	846

Net cash provided by operating activities	3,595	69,080

Cash flows from investing activities:
Proceeds from sales of assets	2,161	5,856
Additions to properties and equipment	(156,434)	(77,432)
Payments for acquisition, net of cash acquired	(127,737)	---
Other	(665)	(860)

Net cash used in investing activities	(282,675)	(72,436)

Cash flows from financing activities:
Debt issuance costs	(2,699)	---
Principal payment on long-term debt	(97,490)	---
Debt borrowings	414,262	---
Proceeds from exercise of stock options	1,675	765
Cash dividends	(12,436)	(12,566)
Excess tax benefit on stock options exercised	12	49
Stock repurchases	---	(65,028)

Net cash provided by (used in) financing activities	303,324	(76,780)

Net change in cash and cash equivalents	24,244	(80,136)
Cash and cash equivalents at beginning of period	40,569	320,710

Cash and cash equivalents at end of period	$64,813	240,574

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,980	2,696
Income taxes	$20,617	12,646
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$130	7,331
Increase in receivables due to sale of shipyard	$9,500	---

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	2,561,756
Total comprehensive income	---	---	30,083	228	30,311
Stock option activity	5	1,688	---	---	1,693
Cash dividends declared	---	---	(12,499)	---	(12,499)
Amortization of restricted stock units	---	3,034	---	---	3,034
Amortization/cancellation of restricted stock	(3)	1,175	---	---	1,172

Balance at June 30, 2013	$4,951	125,872	2,471,557	(16,913)	2,585,467

Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	2,526,357
Total comprehensive income	---	---	32,856	(508)	32,348
Stock option activity	3	1,354	---	---	1,357
Cash dividends declared	---	---	(12,625)	---	(12,625)
Retirement of common stock	(140)	---	(64,888)	---	(65,028)
Amortization of restricted stock units	---	1,829	---	---	1,829
Amortization/cancellation of restricted stock	(6)	1,845	---	---	1,839

Balance at June 30, 2012	$4,982	107,754	2,393,179	(19,838)	2,486,077

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the SEC on May 21, 2013.

The unaudited condensed consolidated financial statements include the accounts of Tidewater Inc. and its subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The company uses the equity method to account for equity investments over which the company exercises significant influence but does not exercise control and is not the primary beneficiary. Unless otherwise specified, all per share information included in this document is on a diluted earnings per share basis.

The company made certain reclassifications to prior period amounts to conform to the current year presentation. These reclassifications did not have a material effect on the condensed consolidated statements of earnings, balance sheets or cash flows.

(2)	ACQUISITION

Troms Offshore Supply AS

On June 4, 2013, the company, through a subsidiary, acquired Troms Offshore Supply AS, a Norwegian company (Troms Offshore). At the time of the acquisition, Troms Offshore owned four deepwater PSVs, and had two additional deepwater PSVs under construction, one of which was delivered shortly after the acquisition. In addition, Troms Offshore has an option to build a seventh vessel, also a deepwater PSV. The purchase price (not including transaction costs) included a $150.0 million cash payment to the shareholders of Troms Offshore and the assumption of approximately $262.8 million of combined Troms Offshore obligations, comprised of net interest-bearing debt and the remaining installment payments due on vessels under construction. The company has performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $43.6 million of goodwill, all of which was allocated to our Sub-Saharan Africa/Europe segment. The allocation is preliminary and based on estimates and assumptions that as subject to change within the purchase price allocation period (generally one year from the acquisition date).

The following table summarizes the allocation of the purchase price for the acquisition of Troms Offshore:

(In thousands)
Cash	$22,263
Trade receivables and other current assets	9,816
Vessels	245,605
Goodwill	43,626
Payable and other liabilities	(13,020)
Notes payable	(158,290)

Total purchase price	$150,000

The effect of the acquisition on pro forma results of operations and the condensed consolidated statement of operations for the quarter ended June 30, 2013 are immaterial and therefore not presented.

(3)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On May 17, 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2013 through June 30, 2014. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2012 through June 30, 2013.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share, for the quarters ended June 30 is as follows:

	Quarter Ended June 30,
(In thousands, except share and per share data)	2013		2012
Value of common stock repurchased	$	---	65,028
Shares of common stock repurchased		---	1,400,500
Average price paid per common share	$	---	46.43

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

	Quarter Ended June 30,
(In thousands, except dividend per share)	2013	2012
Dividends declared	$12,499	12,625
Dividend per share	0.25	0.25

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the quarter ended June 30, 2013 and 2012 are as follows:

	Available For-sale Securities	Foreign Currency Translation Adjustments	Pensions and Other Post-Retirement Benefits	Interest Rate Swaps	Total
Balance at March 31, 2013	$(121)	(9,811)	(4,353)	(2,856)	(17,141)
Other comprehensive income before reclassifications:
Gains/(Losses) recognized in other comprehensive income	31	---	---	---	31
Amounts reclassified from accumulated other comprehensive income to net income:	80	---	---	117	197

Net current period other comprehensive income	111	---	---	117	228

Balance at June 30, 2013	$(10)	(9,811)	(4,353)	(2,739)	(16,913)

	Available For-sale Securities	Foreign Currency Translation Adjustments	Pensions and Other Post-Retirement Benefits	Interest Rate Swaps	Total
Balance at March 31, 2012	$251	(9,811)	(6,448)	(3,322)	(19,330)
Other comprehensive income before reclassifications:
Gains/(Losses) recognized in other comprehensive income	(760)	---	---	---	(760)
Amounts reclassified from accumulated other comprehensive income to net income:	136	---	---	116	252

Net current period other comprehensive income	(624)	---	---	116	(508)

Balance at June 30, 2012	$(373)	(9,811)	(6,448)	(3,206)	(19,838)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the quarters ended June 30, 2013 and 2012:

	Quarter Ended June 30,		Affected line item in the condensed consolidated statements of income
(In thousands)	2013	2012
Realized gains on available for-sale securities	$123	210	Interest income and other, net
Amortization of interest rate swap	180	178	Interest and other debt costs

Total pre-tax amounts	303	388
Tax effect	106	136

Total gains for the period, net of tax	$197	252

(4)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters ended June 30 is as follows:

	Quarter Ended June 30,
	2013	2012
Effective tax rate applicable to pre-tax earnings	$24.0%	24.0%

The 24% effective tax rates for the quarters ended June 30, 2013 and 2012 is lower than the U.S. statutory income tax rate of 35% primarily because the company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

The company’s balance sheet at June 30, 2013 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	June 30, 2013
Tax liabilities for uncertain tax positions	$15,291
Income tax payable	32,787

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at June 30, 2013, are as follows:

(In thousands)	June 30, 2013
Unrecognized tax benefit related to state tax issues	$8,202
Interest receivable on unrecognized tax benefit related to state tax issues	18

With limited exceptions, the company is no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2006. The company has ongoing examinations by various U.S. federal, state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(5)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the defined benefit pension plan during the quarters ended June 30, 2013 and 2012, and does not expect to contribute to the plan during the remaining quarters of fiscal 2014.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters ended June 30, 2013 and 2012 and does not expect to contribute to the plan during the remaining quarters of fiscal 2014.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at June 30, 2013 and March 31, 2013:

(In thousands)	June 30, 2013	March 31, 2013
Investments held in Rabbi Trust	$10,564	10,486
Unrealized gains (losses) in fair value of trust assets	(10)	(121)
Unrealized gains (losses) in fair value of trust assets are net of income tax expense of	(5)	(65)
Obligations under the supplemental plan	21,846	21,431

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,
(In thousands)	2013	2012
Pension Benefits:
Service cost	$198	273
Interest cost	895	1,072
Expected return on plan assets	(718)	(687)
Amortization of prior service cost	12	12
Recognized actuarial loss	276	448

Net periodic benefit cost	$663	1,118

Other Benefits:
Service cost	$101	119
Interest cost	262	309
Amortization of prior service cost	(508)	(508)
Recognized actuarial benefit	(99)	---

Net periodic benefit cost	$(244)	(80)

(6)	INDEBTEDNESS

Revolving Credit and Term Loan Agreement

In June 2013, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2018 (the “Maturity Date”) and provides a $900 million (“credit facility”), five-year credit facility consisting of a (i) $600 million revolving credit facility (the “revolver”) and a (ii) $300 million term loan facility (“term loan”).

Borrowings under the credit facility are unsecured and bear interest at the company’s option at (i) the greater of prime or the federal funds rate plus 0.25 to 1.0%, or (ii) Eurodollar rates plus margins ranging from 1.25 to 2.0%, based on the company’s consolidated funded debt to capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.30% based on the company’s funded debt to total capitalization ratio. The credit facility provides a maximum ratio of consolidated debt to consolidated total capitalization of 55%, and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company has $300 million in term loan borrowings, and $280 million in revolver borrowings, outstanding at June 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage), and has $320.0 million of availability for future financing needs at June 30, 2013. The company had $125 million of term loan borrowings and $110.0 million of revolver borrowings outstanding under the previous credit facility at March 31, 2013. These estimated fair values are based on Level 2 inputs.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings. These estimated fair values are based on Level 2 inputs.

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at June 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	June 30, 2013	March 31, 2013
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	7.3	7.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	172,577	179,802

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these notes outstanding at June 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	June 30, 2013	March 31, 2013
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	6.4	6.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	443,044	458,520

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at June 30, 2013 and March 31, 2013, is an after-tax loss of $2.7 million ($4.2 million pre-tax), and $2.9 million ($4.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes outstanding at June 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	June 30, 2013	March 31, 2013
Aggregate debt outstanding	$175,000	175,000
Weighted average remaining life in years	0.5	0.7
Weighted average coupon rate on notes outstanding	4.47%	4.47%
Fair value of debt outstanding	177,065	178,227

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Troms Offshore Debt

In April, 2013, Troms Offshore issued 500.0 million Norwegian Kroner (“NOK”) denominated (approximately $86.0 million) of its public bonds. The bonds, which mature in April 2016, bear interest based on the three month Norwegian Interbank Offered Rate (“NIBOR”) plus 5.40% and are callable by the Troms Offshore at any time two years after the issue date at a price equal to 103.0% of par value plus accrued interest. The terms of the notes provide for an asset coverage ratio for certain of the company’s vessels of at least 120% of the outstanding bonds, a minimum liquidity ratio of 30.0 million NOK (approximately $5.3 million as of June 30, 2013) and other usual and customary covenants.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated (approximately $36.0 million) borrowing agreement which matures in May 2024. The loan bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. As of June 30, 2013 approximately $33.8 million is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated (approximately $6.0 million) borrowing agreement with a shipyard which matures in March 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated (approximately $4.3 million) borrowing agreement with the same shipyard which matures in June 2016. These borrowings bear interest at NIBOR plus 2.00%. As of June 30, 2013 approximately $10.3 million is outstanding under these agreements.

Troms Offshore has $96.3 million outstanding in floating rate debt at June 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has $32.2 million of outstanding fixed rate debt at June 30, 2013 which has a carrying value and an estimated fair value of $33.8 million. These estimated fair values are based on Level 2 inputs.

In June 2013, Troms Offshore repaid a 188.9 million NOK loan, plus accrued interest that was secured with various guarantees and collateral, including a vessel, for approximately $32.5 million.

Current Maturities of Long Term Debt

Principal repayments of approximately $145.5 million due during the twelve months ending June 30, 2014 are classified as long term debt in the accompanying balance sheet at June 30, 2013 because the company has the ability and intent to fund the repayments with borrowings under the credit facility which matures in June, 2018.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

	Quarter Ended June 30,
(In thousands)	2013	2012
Interest and debt costs incurred, net of interest capitalized	$8,913	7,587
Interest costs capitalized	2,963	2,824

Total interest and debt costs	$11,876	10,411

(7)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters ended June 30, are as follows:

	Quarter Ended June 30,
(In thousands, except share and per share data)	2013	2012
Net Income available to common shareholders (A)	$30,083	32,856
Weighted average outstanding shares of common stock, basic (B)	49,226,911	50,193,065
Dilutive effect of options and restricted stock awards and units	331,090	174,686

Weighted average common stock and equivalents (C)	49,558,001	50,367,751

Earnings per share, basic (A/B)	$0.61	0.65
Earnings per share, diluted (A/C)	$0.61	0.65

Additional information:
Antidilutive incremental options and restricted stock awards and units	17,755	26,586

(8)	COMMITMENTS AND CONTINGENCIES

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of June 30, 2013:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 6/30/13	Remaining Balance 6/30/13
Vessels under construction:
Deepwater platform supply vessels	22	$724,509	202,645	521,864
Towing supply/supply vessels	6	112,907	42,477	70,430
Other	3	61,487	48,299	13,188

Total vessels under construction	31	898,903	293,421	605,482

Vessels to be purchased:
Deepwater platform supply vessels	1	46,800	---	46,800

Total vessel commitments	32	$945,703	293,421	652,282

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater platform supply vessels (PSV) under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing-supply/supply vessels under construction have 7,100 brake horsepower (BHP). Scheduled delivery for the new-build vessels begins in August 2013, with delivery of the final new-build vessel expected in February 2016.

With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company is replacing its older fleet of vessels with fewer, larger and more efficient vessels, while also enhancing the size and capabilities of the company’s fleet. These efforts are expected to continue, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease arrangements in order to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2013.

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

Merchant Navy Officers Pension Fund

After consultation with its advisers, on July 15, 2013, a subsidiary of the company was placed into administration in the United Kingdom. Joint administrators were appointed to administer and distribute the subsidiary’s assets to the subsidiary’s creditors. The vessels owned by the subsidiary have become aged and are no longer economical to operate, which has caused the subsidiary’s main business to decline in recent years. Only one vessel currently generates revenue and this vessel likely has a limited remaining operating window as an offshore service vessel. As part of the administration, the company agreed to acquire seven vessels and to waive certain intercompany claims. The purchase price valuation for the vessels, all but one of which are stacked, is based on independent, third party appraisals of the vessels.

The company has previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that has been placed into administration in the U.K. MNOPF is that subsidiary’s largest creditor, and will claim as an unsecured creditor in the administration. The Company believes that the administration is in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF has indicated that it does not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the Fund. The administration is not expected to be fully complete for more than a year. The company believes that the administration will resolve the subsidiary’s participation in the MNOPF. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Sonatide Joint Venture

The company has previously reported that it has been in negotiations with Sonangol regarding a new joint venture agreement for Sonatide, a joint venture between the company and Sonangol that serves the Angolan offshore energy industry. Pending the completion of the new agreement, the joint venture has been operating under a joint venture agreement, extended on several prior occasions, that was last extended through March 31, 2013. Based on the outcome of several meetings that were held during the June quarter and in July, the company believes that the substantive issues between the parties have been resolved, and the company expects to proceed with Sonangol towards reflecting those understandings in a new definitive joint venture agreement. However, there is no agreement yet in place. In the interim, Sonatide continues its normal day-to-day operations without significant effects resulting from that expiration. The company has previously experienced gaps when the term of the existing joint venture agreement had expired and before an extension agreement had been signed.

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

During the quarter ended June 30, 2013, the Sonatide joint venture entered into several new contracts with customers, some of which extend into 2014. During the twelve months ended June 30, 2013, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase in the number of vessels operating in the area.

Tidewater and Sonangol have also discussed the impact of a new Foreign Exchange Law for the Angolan Petroleum Sector that became effective as of July 1, 2013. Under the new law, oil companies are required to make all payments for goods and services provided by foreign exchange residents in Angolan Kwanzas from an Angolan bank account. This new requirement could result in the joint venture collecting substantially all of its revenue in Angolan Kwanzas, unless a more efficient structure is agreed to by the joint venture parties. The conversion of Angolan Kwanzas into US Dollars and expatriation of the funds involves an often lengthy process that will likely result in time delays and possible additional taxes as well as currency fluctuation risk and conversion fees. The joint venture is working to design and implement procedures to conform to the recently enacted law and to develop more efficient cash collection processes.

For the three months ended June 30, 2013, Tidewater’s Angolan operations generated vessel revenues of approximately $97.9 million, or 29%, of its consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels that are marketed through the Sonatide joint venture (five of which were stacked on average during the three months ended June 30, 2013), and, for the three months ended June 30, 2012, generated vessel revenues of approximately $62.2 million, or 21%, of consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels (10 of which were stacked on average during the quarter ended June 30, 2012.

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of June 30, 2013 and March 31, 2013, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $46 million and $46 million, respectively. As of June 30, 2013, the company had $108.5 million of receivables due from and $69.3 million of payables due to Sonatide.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $69.3 million as of June 30, 2013). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $66.6 million as of June 30, 2013) of the total fines sought by the Macae Customs Office. A secondary administrative appeals board recently considered fines totaling 112.0 million Brazilian reais (approximately $50.1 million as of June 30, 2013). This secondary board rendered a decision on April 23, 2013 that disallowed all of those fines. The remaining fines totaling 43.0 million Brazilian reais (approximately $19.2 million as of June 30, 2013) are still subject to a secondary board hearing, but the company believes that the April 23, 2013 decision will be helpful in that upcoming hearing. The secondary board decision disallowing the fines totaling 112.0 million Brazilian reais is, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing three vessels to start new charters in Brazil, the company filed three suits on August 22, 2011, April 5, 2012 and Jan 18, 2013, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of June 30, 2013, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Equatorial Guinea Customs

In December 2012, the Customs Department of Equatorial Guinea assessed a $450 million fine against the company for alleged customs violations. After considering certain factual and legal arguments made by the company, the Customs Department reduced the fine to $15 million in March, 2013. The reduced fine amount relates to two company vessels that were operating in Equatorial Guinea as of December 2012. The Customs Department contends that the company has been operating vessels in Equatorial Guinea without appropriate temporary importation approvals. Equatorial Guinea, like many countries, has a customs regime which permits companies to import temporarily equipment into the country without paying customs as long as such equipment is not intended to be permanently located in the country. According to the Customs Department, the company failed to make the proper filings to qualify its vessels for temporary importation status. The size of the reduced fine was apparently based on the book value of the two company vessels multiplied by a penalty factor of two.

In July 2013, after extensive negotiations with the Customs Department and consultation with its advisors, the company agreed to pay a $0.9 million fine to fully and finally settle the alleged customs violations. The company accrued $0.9 million in general and administrative expenses during the quarter ended June 30, 2013.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

On February 8, 2013, the tribunal issued its decision on jurisdiction. The tribunal found that it has jurisdiction over the claims under the Venezuela-Barbados bilateral investment treaty, including the claim for compensation for the expropriation of Tidewater’s principal operating subsidiary, but that it does not have jurisdiction based on Venezuela’s investment law. The practical effect of the tribunal’s decision is to exclude from the case the claims for expropriation of the fifteen vessels described above. The proceeding will now move to the merits, including a determination whether the Republic of Venezuela violated the Venezuela-Barbados bilateral investment treaty and a valuation of Tidewater’s principal operating subsidiary in Venezuela. At the time of the expropriation, the principal operating subsidiary had sizeable accounts receivable from PDVSA and Petrosucre, denominated in both U.S. Dollars and Venezuelan Bolivars. The company expects those accounts receivable to form part of the total valuation of Tidewater’s principal operating subsidiary. As a result of the seizures, the lack of further operations in Venezuela, and the continuing uncertainty about the timing and amount of the compensation the company might collect in the future, the company recorded a $44.8 million provision during the quarter ended June 30, 2009, to fully reserve accounts receivable due from PDVSA and Petrosucre.

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

The tribunal has issued a briefing and hearing schedule to determine the merits of the claims over which the tribunal has jurisdiction. That schedule culminates in a final hearing in mid-2014

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(9)	FAIR VALUE MEASUREMENTS

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

Level 1:     Quoted market prices in active markets for identical assets or liabilities

Level 2:     Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:     Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of June 30, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,303	4,303	---	---
Preferred stock	---	---	---	---
Foreign stock	294	294	---	---
American depository receipts	1,826	1,826	---	---
Preferred American depository receipts	18	18	---	---
Real estate investment trusts	---	---	---	---
Debt securities:
Government debt securities	2,139	1,291	848	---
Open ended mutual funds	1,747	1,747	---	---
Cash and cash equivalents	310	28	282	---

Total	$10,637	9,507	1,130	---
Other pending transactions	(73)	(73)	---	---

Total fair value of plan assets	$10,564	9,434	1,130	---

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,240	4,240	---	---
Preferred stock	---	---	---	---
Foreign stock	285	285	---	---
American depository receipts	1,811	1,811	---	---
Preferred American depository receipts	16	16
Real estate investment trusts	---	---	---	---
Debt securities:
Government debt securities	2,007	1,240	767	---
Open ended mutual funds	1,743	1,743	---	---
Cash and cash equivalents	533	93	440	---

Total	$10,635	9,428	1,207	---
Other pending transactions	(149)	(149)	---	---

Total fair value of plan assets	$10,486	9,279	1,207	---

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

The company had one foreign exchange spot contract outstanding at June 30, 2013 which had a notional value of $0.1 million. The one spot contract settled July 2, 2013. The company had no foreign exchange spot contracts outstanding at March 31, 2013.

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

At June 30, 2013, the company had two British pound forward contracts outstanding. The forward contracts have expiration dates between September and December 2013. The combined change in fair value of the forward contracts was immaterial and was recorded as a foreign exchange loss during quarter ended June 30, 2013, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2013, the company had three British pound forward contracts outstanding, which were generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (8) and elsewhere in this document. The forward contracts expired at various times through December 18, 2013. The combined change in fair value of the forward contracts was immaterial and was recorded as a foreign exchange loss during the fiscal year ended March 31, 2013, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of June 30, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$2,086	2,086	---	---
Long-term forward derivative contracts	3,286	---	3,286	---

Total fair value of assets	$5,372	2,086	3,286	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$949	949	---	---
Long-term British pound forward derivative contracts	4,359	---	4,359	---

Total fair value of assets	$5,308	949	4,359	---

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

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates each stacked vessel’s fair value by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, which are unobservable inputs. In certain situations we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2013 and 2012, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	June 30, 2013	June 30, 2012
Amount of impairment incurred	$3,872	2,774
Combined fair value of assets incurring impairment	4,305	7,410

(10)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at June 30, 2013 and March 31, 2013 is as follows:

(In thousands)	June 30, 2013	March 31, 2013
Recoverable insurance losses	$11,886	10,833
Deferred income tax assets	84,759	73,105
Deferred finance charges	7,413	5,133
Savings plans and supplemental plan	22,535	23,149
Noncurrent tax receivable	9,106	9,106
Other	9,009	4,951

	$144,708	126,277

A summary of accrued expenses at June 30, 2013 and March 31, 2013 is as follows:

(In thousands)	June 30, 2013	March 31, 2013
Payroll and related payables	$24,164	23,453
Commissions payable	22,017	13,866
Accrued vessel expenses	106,636	103,177
Accrued interest expense	14,349	8,096
Other accrued expenses	3,618	10,494

	$170,784	159,086

A summary of other current liabilities at June 30, 2013 and March 31, 2013 is as follows:

(In thousands)	June 30, 2013	March 31, 2013
Taxes payable	$39,151	38,100
Deferred credits - current	669	1,374
Dividend payable	398	334

	$40,218	39,808

A summary of other liabilities and deferred credits at June 30, 2013 and March 31, 2013 is as follows:

(In thousands)	June 30, 2013	March 31, 2013
Postretirement benefits liability	$27,319	27,681
Pension liabilities	38,755	37,096
Deferred gain on vessel sales	39,568	39,568
Other	38,413	34,729

	$144,055	139,074

(11)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In February 2013, the FASB issued ASU 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to present changes in accumulated other comprehensive income by component, including the amounts of changes that are due to reclassifications and the amounts that are due to current period other comprehensive income. Entities are also required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The new guidance was effective for us beginning April 1, 2013 and includes disclosure changes only.

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

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2013 and 2012. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended June 30,
(In thousands)	2013	2012
Revenues:
Vessel revenues:
Americas	$90,244	77,650
Asia/Pacific	42,956	51,742
Middle East/North Africa	41,213	32,450
Sub-Saharan Africa/Europe	157,217	128,252

	331,630	290,094
Other operating revenues	2,455	4,354

	$334,085	294,448

Vessel operating profit:
Americas	$20,301	10,192
Asia/Pacific	10,289	14,908
Middle East/North Africa	10,123	6,282
Sub-Saharan Africa/Europe	17,519	27,096

	58,232	58,478
Corporate expenses	(16,555)	(10,467)
Gain on asset dispositions, net	2,140	838
Other operating services	(392)	638

Operating income	$43,425	49,487

Foreign exchange loss	(89)	(1,751)
Equity in net earnings of unconsolidated companies	4,420	2,363
Interest income and other, net	740	719
Interest and other debt costs	(8,913)	(7,587)

Earnings before income taxes	$39,583	43,231

Depreciation and amortization:
Americas	$10,112	10,092
Asia/Pacific	4,525	5,113
Middle East/North Africa	5,606	4,079
Sub-Saharan Africa/Europe	19,155	15,493
Corporate	710	1,007

	$40,108	35,784

Additions to properties and equipment:
Americas	$3,194	16,778
Asia/Pacific	515	94
Middle East/North Africa	139	1,074
Sub-Saharan Africa/Europe (A)	336,471	11,875
Corporate (B)	61,850	44,092

	$402,169	73,913

(A)	Included in Sub-Saharan Africa/Europe is $245.6 million related to vessels acquired through the acquisition of Troms Offshore.
(B)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at June 30, 2013 and March 31, 2013:

(In thousands)	June 30, 2013	March 31, 2013
Total assets:
Americas	$928,278	885,470
Asia/Pacific	538,068	607,546
Middle East/North Africa	503,483	507,124
Sub-Saharan Africa/Europe	2,194,956	1,706,355

	4,164,785	3,706,495
Investments in, at equity, and advances to unconsolidated companies	49,445	46,047

	4,214,230	3,752,542
Corporate (A)	482,812	415,513

	$4,697,042	4,168,055

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At June 30, 2013 and March 31, 2013, $279.1 million and $229.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters ended June 30, 2013 and 2012:

	Quarter Ended June 30,
Revenue by vessel class: (In thousands):	2013	% of Vessel Revenue	2012	% of Vessel Revenue
Americas fleet:
Deepwater vessels	$55,032	17%	36,280	13%
Towing-supply/supply	27,670	8%	34,352	12%
Other	7,542	2%	7,018	2%
Total	$90,244	27%	77,650	27%
Asia/Pacific fleet:
Deepwater vessels	$24,292	7%	25,337	9%
Towing-supply/supply	17,722	6%	25,500	9%
Other	942	<1%	905	<1%
Total	$42,956	13%	51,742	18%
Middle East/North Africa fleet:
Deepwater vessels	$15,852	5%	11,284	4%
Towing-supply/supply	24,497	7%	20,000	7%
Other	864	<1%	1,166	<1%
Total	$41,213	13%	32,450	11%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$87,251	26%	62,615	22%
Towing-supply/supply	54,860	17%	49,012	17%
Other	15,106	4%	16,625	6%
Total	$157,217	47%	128,252	44%
Worldwide fleet:
Deepwater vessels	$182,427	55%	135,516	47%
Towing-supply/supply	124,749	38%	128,864	44%
Other	24,454	7%	25,714	9%
Total	$331,630	100%	290,094	100%

(13)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2012 and determined there was no goodwill impairment.

During the first quarter of fiscal 2014, $43.6 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

Goodwill by reportable segment at June 30, 2013 and at March 31, 2013 is as follows:

(In thousands)	June 30, 2013	March 31, 2013
Americas	$114,237	114,237
Asia/Pacific	56,283	56,283
Sub-Saharan Africa/Europe	170,928	127,302

	$341,448	297,822

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2013, and the related condensed consolidated statements of earnings, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2013, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

August 6, 2013

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “expect,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this report, are predictions and not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes. The company’s actual results may differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission (SEC) on May 21, 2013, and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the SEC on May 21, 2013.

About Tidewater

We provide offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater manages and measures its business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe, and has one of the broadest global operating footprints in the offshore energy industry. We operate vessels in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At June 30, 2013, the company had 323 vessels (of which 10 were owned by joint ventures, 41 were stacked and one was withdrawn from service) available to serve the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides offshore vessel services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying.

Until their recent sale, the company also operated two shipyards that construct, upgrade and repair vessels. The shipyards performed repair work and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. One of the two shipyards was sold during fiscal 2013 and the remaining shipyard was sold during the first quarter of fiscal 2014.

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

The company’s revenues in all segments are driven primarily by the company’s fleet size, vessel utilization and day rates. Because a sizeable portion of the company’s operating costs and depreciation expense does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels.

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance, insurance and loss reserves and fuel, lube oil and supplies.

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

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required drydocking, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks an active vessel, the company not only foregoes vessel revenues and incurs drydocking costs, but also continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels may require more frequent and more expensive repairs and drydockings. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive drydockings, even in the early years of a vessel’s useful life, due to the greater relative size and complexity of these vessels. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can create volatility in period to period drydock costs, which are primarily included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, making period-to-period comparisons of financial results more difficult.

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

Sonatide Joint Venture

The company has previously reported that it has been in negotiations with Sonangol regarding a new joint venture agreement for Sonatide, a joint venture between the company and Sonangol that serves the Angolan offshore energy industry. Pending the completion of the new agreement, the joint venture has been operating under a joint venture agreement, extended on several prior occasions, that was last extended through March 31, 2013. Based on the outcome of several meetings that were held during the June quarter and in July, the company believes that the substantive issues between the parties have been resolved, and the company expects to proceed with Sonangol towards reflecting those understandings in a new definitive joint venture agreement. However, there is no agreement yet in place. In the interim, Sonatide continues its normal day-to-day operations without significant effects resulting from that expiration. The company has previously experienced gaps when the term of the existing joint venture agreement had expired and before an extension agreement had been signed.

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

During the quarter ended June 30, 2013, the Sonatide joint venture entered into several new contracts with customers, some of which extend into 2014. During the twelve months ended June 30, 2013, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase in the number of vessels operating in the area.

Tidewater and Sonangol have also discussed the impact of a new Foreign Exchange Law for the Angolan Petroleum Sector that became effective as of July 1, 2013. Under the new law, oil companies are required to make all payments for goods and services provided by foreign exchange residents in Angolan Kwanzas from an Angolan bank account. This new requirement could result in the joint venture collecting substantially all of its revenue in Angolan Kwanzas, unless a more efficient structure is agreed to by the joint venture parties. The conversion of Angolan Kwanzas into US Dollars and expatriation of the funds involves an often lengthy process that will likely result in time delays and possible additional taxes as well as currency fluctuation risk and conversion fees. The joint venture is working to design and implement procedures to conform to the recently enacted law and to develop more efficient cash collection processes.

For the three months ended June 30, 2013, Tidewater’s Angolan operations generated vessel revenues of approximately $97.9 million, or 29%, of its consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels that are marketed through the Sonatide joint venture (five of which were stacked on average during the three months ended June 30, 2013), and, for the three months ended June 30, 2012, generated vessel revenues of approximately $62.2 million, or 21%, of consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels (10 of which were stacked on average during the quarter ended June 30, 2012.

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of June 30,, 2013 and March 31, 2013, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $46 million and $46 million, respectively. As of June 30, 2013, the company had $108.5 million of receivables due from and $69.3 million of payables due to Sonatide.

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

The 43 countries that have ratified are: Antigua and Barbuda, Australia, Bahamas, Barbados, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Fiji, Finland, France, Gabon, Greece, Kiribati, Latvia, Lebanon, Liberia, Luxembourg, Malta, Marshall Islands, Morocco, Netherlands, Nigeria, Norway, Palau, Panama, Philippines, Poland, Russian Federation, Saint Kitts and Nevis, St. Vincent and the Grenadines, Serbia, Singapore, South Africa, Spain, Sweden, Switzerland, Togo, Tuvalu and Vietnam. Notably, although Fiji, Gabon, Lebanon and Vietnam have submitted instruments of ratification, their respective registrations for Member state social protection benefits are still pending.

As of August 20, 2012, more than 50% of the world’s vessel tonnage ratified the Convention, meeting the requisites for the Convention to become law effective August 20, 2013 for those countries that ratified as of August 2012. Since then, additional countries have ratified the Convention and their effective dates for enforcement will be one year from their respective dates of ratification.

Because the company maintains that this Convention is unnecessary in light of existing international labor laws that offer substantial equivalency to the labor provisions of the Convention, the company continues to work with flag state and industry representatives to object to further ratifications of this Convention and where ratified, seek substantial equivalencies that meet the intent of the Convention. The company continues to assess its global seafarer labor relationships and to review its fleet operational practices in light of the Convention requirements. Where the Convention will apply, the company and its customers’ operations may be negatively affected by future compliance costs which cannot be reasonably estimated at this time.

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

The price of crude oil decreased slightly during the beginning of the fiscal year due to lower than expected worldwide demand during the first half of 2013 despite higher than anticipated U.S. consumption during the first few months of the year. This lower overall demand was due in part to an apparent deceleration in China’s economic recovery and continuing contraction in demand in European markets. The overall crude demand; however, is expected to increase during the last two quarters of 2013 which is attributable to expected sustained but slower growth from China as well as growth in the Middle East, Latin America and other Asian countries, notably Indonesia, Malaysia and Thailand. U.S. demand is expected to remain consistent as compared to last year and is largely dependent upon the pace of its economic recovery, the direction of which remains difficult to determine due to contradicting indicators which include positive employment and housing data but negative manufacturing statistics.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for and the price of crude oil, which in July 2013, was trading around $105 per barrel for West Texas Intermediate (WTI) crude and around $108 per barrel for Intercontinental Exchange (ICE) Brent crude. Higher crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels, both in the various global markets and the deepwater sectors of the U.S. GOM.

During fiscal 2014, natural gas prices have trended lower due to increased supply and weaker demand, which has resulted in increases in natural gas inventories. Causes of the lower demand in natural gas include milder weather patterns and a reduction in the number of nuclear power plant outages. Additionally, the continuing rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) exporting facilities around the world have contributed to an oversupplied natural gas market. As of the end of July 2013, natural gas was trading in the U.S. at approximately $3.60 per Mcf which is down from approximately $4.00 per Mcf in March 2013. Oversupplied natural gas inventories in the U.S. continue to exert downward pricing pressures on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High onshore gas production along with a prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would suppress demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is the more prevalent exploitable hydrocarbon resource).

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

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also a source of potential growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published by IHS-Petrodata at the end of June 2013 indicate that the worldwide movable offshore drilling rig count, estimated at approximately 886, approximately 44% of which are designed to operate in deeper waters, will increase with the delivery within the next three years of approximately 184 new-build offshore rigs that are on order and under construction. Of the estimated 886 movable offshore rigs worldwide, approximately 702 are working as of June 30, 2013. It is further estimated that approximately 50% of the new-build rigs are being built to operate in deeper waters, suggesting that the number of rigs designed to operate in deeper waters could grow in the coming years to nearly 50% of the market. Investment is also being made in the floating production unit market, with approximately 55 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 366 floating production units already in existence worldwide.

In addition to the increase in deepwater drilling activity, shallow-water exploration and production activity has also increased during the last 12 months. According to IHS-Petrodata, the number of working jack-up rigs as of June 2013, approximately 398, represents an increase of approximately 11% from the number of jack-ups working a year ago. Orders for new jack-up rigs have also increased 20% over the last 12 months to approximately 111, nearly all of which are scheduled for delivery in the next three years.

According to IHS-Petrodata, the global offshore supply vessel market at the end of June 2013 had 444 new-build offshore support vessels (platform supply vessels, anchor handlers and towing-supply vessels only) under construction, most of which are expected to be delivered to the worldwide offshore vessel market within the next two years. As of the end of June 2013, the worldwide fleet of these classes of vessels is estimated at 2,986 vessels, of which Tidewater estimates more than 10% are stacked.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 749 vessels, or 25%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, approximately one-third of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential combined negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2014 First Quarter Business Highlights

During the first quarter of fiscal 2014, the company continued its focus on maintaining its competitive advantages and its market share in markets where it operates and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older, or traditional, vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled downtime, and maintaining disciplined cost control.

On June 4, 2013, the company, through a subsidiary, acquired Troms Offshore Supply AS, a Norwegian company (Troms Offshore). At the time of the acquisition, Troms Offshore owned four deepwater PSVs, and had two additional deepwater PSVs under construction, one of which was delivered shortly after the acquisition. In addition, Troms Offshore has an option to build a seventh vessel, also a deepwater PSV. The purchase price (not including transaction costs) included a $150.0 million cash payment to the shareholders of Troms Offshore and the assumption of approximately $262.8 million of combined Troms Offshore obligations, comprised of net interest-bearing debt and the remaining installment payments due on vessels under construction. The company has performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $43.6 million of goodwill, all of which was allocated to our Sub-Saharan Africa/Europe segment. The allocation is preliminary and based on estimates and assumptions that as subject to change within the purchase price allocation period (generally one year from the acquisition date).

At June 30, 2013, the company had 312 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 11.6 years.

The company’s consolidated net earnings for the first quarter of fiscal 2014 decreased 8%, or $2.8 million, as compared to the same period in fiscal 2013, primarily due to an approximate 22%, or $34.8 million increase in vessel operating costs, a 12%, or $4.3 million, increase in depreciation expense and a 24%, or $9.8 million, increase in general and administrative expenses, which were partially offset by a 14% increase in total revenues. The company recorded $334.1 million in revenues during the first quarter of fiscal 2014, which is an increase of $39.6 million over the revenue earned during the same period of fiscal 2013, due to a 19% increase in our total average day rates due to the operation of newer and more sophisticated vessels. The company also operates a larger active fleet than the same period in fiscal 2013 as a result of the company’s construction program and the acquisition of Troms Offshore.

Vessel revenues generated by the company’s Americas segment increased approximately 16%, or $12.6 million, during the first quarter of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to $18.8 million, or 52% higher revenues earned on the deepwater vessels. Americas-based vessel operating costs increased 6%, or $2.6 million, during the first quarter of fiscal 2014 as compared to the same period in fiscal 2013.

Vessel revenues generated by our Asia/Pacific segment decreased 17%, or $8.8 million, during the first quarter of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to a decrease in the number of towing-supply/supply vessels operating in this segment because of vessels transferring to other segments and because of vessel sales. Vessel operating costs for the Asia/Pacific segment decreased 13%, or $3.4 million, during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment increased 27%, or $8.8 million, during the first quarter of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to deepwater and towing-supply/supply vessels mobilizing to the area. Vessel operating costs for the Middle East/North Africa segment increased 17%, or $3.1 million, during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment increased 23%, or $29.0 million, during the first quarter of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to a 22% increase in average day rates and an increase in the number of vessels mobilizing to the area. Vessel operating costs for the Sub-Saharan Africa/Europe segment increased 46%, or $32.5 million, during the same comparative periods primarily due to increased repair and maintenance expense and an increase in the number of vessels operating in the segment.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters ended June 30, 2013 and 2012 and for the quarter ended March 31, 2013:

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2013	%	2012	%	2013	%
Vessel revenues:
Americas	$90,244	27%	77,650	27%	82,561	25%
Asia/Pacific	42,956	13%	51,742	18%	44,477	14%
Middle East/North Africa	41,213	13%	32,450	11%	42,884	13%
Sub-Saharan Africa/Europe	157,217	47%	128,252	44%	155,117	48%

	$331,630	100%	290,094	100%	325,039	100%

Vessel operating costs:
Crew costs	$93,232	28%	87,304	30%	90,581	28%
Repair and maintenance	48,093	14%	27,224	9%	36,466	11%
Insurance and loss reserves	6,020	2%	5,351	2%	4,223	1%
Fuel, lube and supplies	18,805	6%	17,743	6%	22,458	7%
Other	30,011	9%	23,714	8%	27,941	9%

Total	$196,161	59%	161,336	55%	181,669	56%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), brokered vessels and other miscellaneous marine-related activities for the quarters ended June 30, 2013 and 2012 and for the quarter ended March 31, 2013:

	Quarter Ended June 30,		Quarter Ended March 31,
(In thousands)	2013	2012	2013
Other operating revenues	$2,455	4,354	3,294
Costs of other operating revenues	2,020	3,523	2,932

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters ended June 30, 2013 and 2012 and for the quarter ended March 31, 2013.

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2013	%	2012	%	2013	%
Vessel operating costs:
Americas:
Crew costs	$27,841	31%	27,747	36%	27,031	33%
Repair and maintenance	8,858	10%	8,112	10%	15,164	18%
Insurance and loss reserves	1,901	2%	1,428	2%	1,041	1%
Fuel, lube and supplies	3,553	4%	5,212	7%	5,370	7%
Other	6,470	7%	3,543	5%	7,094	9%

	48,623	54%	46,042	59%	55,700	68%
Asia/Pacific:
Crew costs	$15,654	36%	18,529	36%	15,805	36%
Repair and maintenance	2,112	5%	2,608	5%	1,827	4%
Insurance and loss reserves	650	2%	102	<1%	957	2%
Fuel, lube and supplies	2,719	6%	3,173	6%	2,310	5%
Other	2,354	6%	2,454	5%	2,037	5%

	23,489	55%	26,866	52%	22,936	52%
Middle East/North Africa:
Crew costs	$10,464	25%	9,660	30%	10,385	24%
Repair and maintenance	3,288	8%	2,559	8%	3,795	9%
Insurance and loss reserves	802	2%	906	3%	333	<1%
Fuel, lube and supplies	3,868	9%	2,102	6%	3,204	8%
Other	2,717	7%	2,832	9%	2,542	6%

	21,139	51%	18,059	56%	20,259	47%
Sub-Saharan Africa/Europe:
Crew costs	$39,273	25%	31,368	24%	37,360	24%
Repair and maintenance	33,835	22%	13,945	11%	15,680	10%
Insurance and loss reserves	2,667	2%	2,915	2%	1,892	1%
Fuel, lube and supplies	8,665	5%	7,256	6%	11,574	8%
Other	18,470	12%	14,885	12%	16,268	10%

	102,910	66%	70,369	55%	82,774	53%

Total operating costs	$196,161	59%	161,336	55%	181,669	56%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters ended June 30, 2013 and 2012 and March 31, 2013:

	Quarter Ended June 30,						Quarter Ended March 31,
(In thousands)	2013	%		2012	%		2013	%
Vessel operating profit:
Americas	$20,301	6%		10,192	3%		6,178	2%
Asia/Pacific	10,289	3%		14,908	5%		12,275	4%
Middle East/North Africa	10,123	3%		6,282	2%		12,787	4%
Sub-Saharan Africa/Europe	17,519	5%		27,096	9%		36,863	11%

	58,232	17%		58,478	20%		68,103	21%
Corporate expenses	(16,555)	(5%	)	(10,467)	(4%	)	(12,432)	(4%	)
Gain on asset dispositions, net	2,140	1%		838	<1%		3,839	1%
Other operating income (expenses)	(392)	(<1%	)	638	<1%		(936)	(<1%	)

Operating income	$43,425	13%		49,487	17%		58,574	18%

Foreign exchange (loss) gain	(89)	(<1%	)	(1,751)	(1%	)	4,181	1%
Equity in net earnings of unconsolidated companies	4,420	1%		2,363	1%		3,830	1%
Interest income and other, net	740	<1%		719	<1%		693	<1%
Interest and other debt costs	(8,913)	(3%	)	(7,587)	(3%	)	(7,827)	(2%	)

Earnings before income taxes	$39,583	12%		43,231	15%		59,451	18%

Americas Segment Operations. Americas-based vessel revenues increased 16%, or $12.6 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 due primarily to revenues earned on the deepwater vessels which increased $18.8 million, or 52%, during the same comparative periods. This increase is the result of a 15% increase in average day rates and the delivery of new vessels and vessels transferred into the Americas segment from other segments. The revenue increase from deepwater vessels was partially offset by decreases in revenues from towing-supply/supply vessels of 20%, or $6.7 million, which is attributable to fewer towing-supply/supply vessels operating in the segment due to vessels transferred to other areas and the disposition of non-stacked vessels.

At the beginning of fiscal 2014, the company had 26 Americas-based stacked vessels. During the first quarter of fiscal 2014, the company returned one vessel to service from the previously stacked vessel fleet and stacked no additional vessels, resulting in a total of 25 stacked Americas-based vessels as of June 30, 2013.

Operating profit for Americas-based vessels increased 99%, or $10.1 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, primarily due to higher revenues, which were partially offset by a 6%, or $2.6 million, increase in vessel operating costs.

Americas-based vessel revenues increased 9%, or $7.7 million, during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, primarily due to a 10%, or $5.1 million, increase in deepwater vessel revenue which is attributable to an increased number of deepwater vessels operating in the segment which were transferred in from other segments. In addition, revenues from towing-supply/supply vessels increased 7%, or $1.7 million, due to a six percent increase in average day rates.

Operating profit for the Americas-based vessels increased 229%, or $14.1 million, during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, due to higher vessel revenues and 13%, or $7.1 million, lower vessel operating costs (primarily repairs and maintenance costs and fuel, lube and supply costs). Repair and maintenance costs decreased 42%, or $6.3 million, during the same comparative periods, due to a fewer number of drydockings performed during the current period.

Asia/Pacific Segment Operations. Asia/Pacific-based vessel revenues decreased 17%, or $8.8 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, primarily due to lower revenues earned on the towing-supply/supply and deepwater vessel classes. Revenues from towing supply- supply vessels decreased 31%, or $7.8 million, during the same comparative periods, due to a 9% decrease in average day rates and fewer vessels operating in the segment as a result of vessels transferring into other segments. In addition, revenue from the deepwater vessels decreased $1.0 million, or 4%, during the same comparative periods, also as a result of fewer vessels operating in the segment due to vessel transfers.

At the beginning of fiscal 2014, the company had nine Asia/Pacific-based stacked vessels. During the first quarter of fiscal 2014, the company sold five vessels from the previously stacked vessel fleet and stacked no additional vessels, resulting in a total of four stacked Asia/Pacific-based vessels as of June 30, 2013.

Operating profit for the Asia/Pacific-based vessels decreased 31%, or $4.6 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, due to lower revenues and partially offset by a 13%, or $3.4 million, decrease in vessel operating costs (primarily crew costs) and a 12%, or $0.6 million, decrease in depreciation expense.

Crew costs decreased 16%, or $2.9 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, because fewer vessels are operating in the Asia/Pacific segment due to the transfers of vessels to other segments. Depreciation expense also decreased during the first quarter of fiscal 2014 as compared to the first quarter of 2013 due to a decreased number of vessels operating during the current period.

Asia/Pacific-based vessel revenues decreased 3%, or $1.5 million, during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, primarily due to a decrease in towing-supply/supply revenues of 8%, or $1.5 million, due to a 7% decrease in average day rates and fewer towing-supply/supply vessels operating in this segment because of vessels transferred to other segments where market opportunities are currently more robust.

Operating profit for the Asia/Pacific-based vessels decreased 16%, or $2.0 million, during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, and is primarily attributable to lower revenues.

Middle East/North Africa Segment Operations. Middle East/North Africa-based vessel revenues increased 27%, or $8.8 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, due to revenue from towing-supply/supply vessels which increased 23%, or $4.5 million, and revenues from deepwater vessels which increased 41%, or $ 4.6 million. These increases are attributable to the increase in the number of towing-supply/supply and deepwater vessels operating in the segment as a result of vessels mobilizing into this segment from other segments and increases to average day rates of 28% and 12%, respectively.

At the beginning of fiscal 2014, the company had six Middle East/North Africa-based stacked vessels. During the first quarter of fiscal 2014, the company sold five vessels from the previously stacked vessel fleet and stacked no additional vessels, resulting in a total of one stacked Middle East/North Africa-based vessel as of June 30, 2013.

Middle East/North Africa-based vessel operating profit increased 61%, or $3.8 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, primarily due to higher revenue, which was partially offset by a 17%, or $3.1 million, increase in vessel operating costs (primarily crew costs, and fuel, lube and supply costs) and a 37%, or $1.5 million, increase in depreciation expense.

Crew costs increased 8%, or $0.8 million, fuel, lube, and supply costs increased 84%, or $1.8 million and depreciation expense increased 37%, or $1.5 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, due to an increase in the number of vessels operating in the segment which was the result of the transfer of vessels from other segments.

Middle East/North Africa-based vessel revenues decreased 4% or $1.7 million, during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, primarily due to lower revenues earned on the deepwater vessels which decreased 7%, or $1.1 million. This revenue decrease is attributable to a seven percentage point decrease in utilization rates which was primarily caused by vessels transferring between areas within the Middle East/North Africa segment that were not utilized during the mobilization period.

Operating profit for the Middle East/North Africa-based vessels decreased 21%, or $2.7 million, during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, primarily due to lower revenues and a 4%, or $0.9 million, increase in vessel operating costs (primarily fuel, lube and supplies). Fuel, lube and supplies expense increased 21%, or $0.7 million during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, due to mobilizations among areas within the segment.

Sub-Saharan Africa/Europe Segment Operations. Sub-Saharan Africa/Europe-based vessel revenues increased 23%, or $29.0 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013. Revenues from deepwater vessels increased 39%, or $24.6 million, during the same comparative periods, due to a 22% increase in average day rates as well as the increase in the number of deepwater vessels operating in this segment which has resulted from the delivery of new vessels and the transfer of vessels from other segments. Revenues from deepwater vessels also included $3.4 million from vessels related to the acquisition of Troms Offshore. Additionally, revenues from the towing-supply/supply vessels increased by 12%, or $5.8 million, during the same comparative periods, due to a seven percentage point increase in utilization and a 13% increase in average daily rates.

At the beginning of fiscal 2014, the company had 10 Sub-Saharan Africa/Europe-based stacked vessels. During the first quarter of fiscal 2014, the company stacked two additional vessels and returned to service one vessel from the previously stacked vessel fleet, resulting in a total of 11 stacked Sub-Saharan Africa/Europe-based vessels as of June 30, 2013.

Sub-Saharan Africa/Europe-based vessel operating profit decreased $9.6 million, or 35%, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, primarily due to 46%, or $32.5 million, higher vessel operating costs (crew costs, repair and maintenance costs and other vessel costs), an increase in depreciation expense and an increase in general and administrative expenses, which were partially offset by higher revenues.

Crew costs increased 25%, or $7.9 million, during the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, due to a greater number of crew personnel assigned to this segment related to an increase in the number of deepwater vessels and towing supply/supply vessels operating in the segment. Repair and maintenance costs increased 143%, or $19.9 million, during the same comparative periods, due to a greater number of drydockings and major repairs during the current period, many of which were deferred from prior quarters. Other vessel costs increased 24%, or $3.6 million, during the same comparative periods, due to an increase in other costs related to the increased number of vessels in the segment. Depreciation expense increased 24%, or $3.7 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment including vessels from the Troms Offshore acquisition. General and administrative expenses increased 22%, or $2.7 million, during the same comparative periods, due to increases in administrative payroll (in part due to the acquisition of Troms Offshore) and the recognition of a $0.9 million customs assessment in Equatorial Guinea.

Sub-Saharan Africa/Europe-based vessel revenues increased 1%, or $2.1 million, during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013. This increase was partially due to $3.4 million of deepwater vessel revenue from the acquisition of Troms Offshore.

Sub-Saharan Africa/Europe-based vessel operating profit decreased 53%, or $19.3 million, during the first quarter of fiscal 2014 as compared to fourth quarter of fiscal 2013, due to lower revenues, a 24%, or $20.1 million, increase in vessel operating costs (repair and maintenance costs) and a 6%, or $1.1 million increase in depreciation expense.

Repair and maintenance costs increased 116%, or $18.2 million, during the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, primarily due to a higher number of drydockings performed during the current period, many of which were deferred from previous quarters. The depreciation expense increase of $1.1 million was primarily due to the addition of vessels from Troms Offshore which for the quarter ended June 30, 2013 was $0.9 million.

Other Items. Insurance and loss reserves expense increased $0.7 million, or 13%, during the quarter ended June 30, 2013 as compared to the same period during fiscal 2013, primarily due to safety related retrospective premium adjustments. Insurance and loss reserves expense also increased $1.8 million, or 43% during the quarter ended June 30, 2013 as compared to the fourth quarter of fiscal 2013 for the same reason as noted above.

Gain on asset dispositions, net for the first quarter of fiscal 2014 increased $1.3 million, or 155%, as compared to the same period in fiscal 2013, primarily due to recognition of a gain on the sale of the company’s remaining shipyard of $4.0 million. The company also recognized vessel and other asset impairments of $3.9 million during the first quarter of fiscal 2014.

Gain on asset dispositions, net was $2.3 million, or 60%, lower in the first quarter of fiscal 2014 as compared to the fourth quarter of fiscal 2013, because the fourth quarter included a $3.8 million gain related to insurance proceeds received for a sunken vessel and fewer vessel impairments.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2013 and 2012, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

,	Quarter Ended June 30,
(In thousands)	2013	2012
Amount of impairment incurred	$3,872	2,774
Combined fair value of assets incurring impairment	4,305	7,410

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (one vessel at June 30, 2013) or vessels owned by joint ventures (10 vessels at June 30, 2013).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2013 and 2012 and the quarter ended March 31, 2013:

	Quarter Ended June 30,		Quarter Ended March 31,
	2013	2012	2013
REVENUE BY VESSEL CLASS (in thousands):
Americas fleet:
Deepwater vessels	$55,032	36,280	49,916
Towing-supply/supply	27,670	34,352	25,938
Other	7,542	7,018	6,707
Total	$90,244	77,650	82,561
Asia/Pacific fleet:
Deepwater vessels	$24,292	25,337	24,327
Towing-supply/supply	17,722	25,500	19,211
Other	942	905	939
Total	$42,956	51,742	44,477
Middle East/North Africa fleet:
Deepwater vessels	$15,852	11,284	16,979
Towing-supply/supply	24,497	20,000	25,173
Other	864	1,166	732
Total	$41,213	32,450	42,884
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$87,251	62,615	78,724
Towing-supply/supply	54,860	49,012	58,981
Other	15,106	16,625	17,412
Total	$157,217	128,252	155,117
Worldwide fleet:
Deepwater vessels	$182,427	135,516	169,946
Towing-supply/supply	124,749	128,864	129,303
Other	24,454	25,714	25,790
Total	$331,630	290,094	325,039

UTILIZATION:
Americas fleet:
Deepwater vessels	77.8%	73.7	80.4
Towing-supply/supply	43.3	53.4	41.9
Other	82.2	80.5	81.0
Total	60.1%	63.3	59.1
Asia/Pacific fleet:
Deepwater vessels	92.7%	92.6	83.6
Towing-supply/supply	64.5	54.9	54.5
Other	100.0	58.7	100.0
Total	72.2%	62.5	62.4
Middle East/North Africa fleet:
Deepwater vessels	91.3%	93.6	98.6
Towing-supply/supply	72.1	77.2	74.7
Other	44.7	42.2	29.3
Total	73.3%	75.0	73.4
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	79.3%	84.1	76.3
Towing-supply/supply	67.6	60.3	73.3
Other	70.2	76.6	78.7
Total	71.8%	71.3	75.9
Worldwide fleet:
Deepwater vessels	81.2%	83.1	80.6
Towing-supply/supply	60.8	60.0	61.2
Other	71.5	74.2	75.2
Total	68.8%	68.4	69.4

	Quarter Ended June 30,		Quarter Ended March 31,
	2013	2012	2013
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater vessels	$29,786	25,829	29,480
Towing-supply/supply	15,161	14,135	14,330
Other	6,965	5,987	6,132
Total	$18,977	15,508	17,960
Asia/Pacific fleet:
Deepwater vessels	$39,291	32,225	37,370
Towing-supply/supply	13,022	14,229	13,976
Other	10,353	9,945	10,432
Total	$20,749	19,384	21,024
Middle East/North Africa fleet:
Deepwater vessels	$21,202	18,920	21,259
Towing-supply/supply	12,567	9,812	12,689
Other	4,750	5,056	4,628
Total	$14,316	11,325	14,583
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$27,514	22,643	26,468
Towing-supply/supply	15,386	13,572	14,996
Other	4,883	4,884	5,300
Total	$15,993	13,113	15,218
Worldwide fleet:
Deepwater vessels	$28,572	24,406	27,782
Towing-supply/supply	14,338	13,054	14,207
Other	5,496	5,250	5,573
Total	$16,976	14,275	16,378

The utilization, average day rates and the number of the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) for the quarters ended June 30, 2013 and 2012 and the quarter ended March 31, 2013 were as follows:

	Quarter Ended June 30,		Quarter Ended March 31,
	2013	2012	2013
UTILIZATION:
Deepwater vessels
Platform supply vessels	84.0%	85.9	82.9
Anchor handling towing supply	95.9	93.7	99.0
Towing-supply/supply	81.7	89.3	84.8
Other	73.3	78.7	79.5
Total	81.2%	86.2	83.8

AVERAGE VESSEL DAY RATES:
Deepwater vessels
Platform supply vessels	$28,689	24,062	27,889
Anchor handling towing supply	29,561	28,908	29,779
Towing-supply/supply	14,595	13,663	14,490
Other	5,843	5,657	6,004
Total	$17,955	15,466	17,458

AVERAGE VESSEL COUNT:
Deepwater vessels
Platform supply vessels	69	55	67
Anchor handling towing supply	11	11	11
Towing-supply/supply	103	101	103
Other	53	50	49
Total	236	217	230

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2013 and 2012 and for the quarter ended March 31, 2013:

	Quarter Ended June 30,		Quarter Ended March 31,
	2013	2012	2013
Americas fleet:
Deepwater vessels	27	21	23
Towing-supply/supply	46	50	48
Other	14	16	15

Total	87	87	86
Less stacked vessels	25	23	25

Active vessels	62	64	61

Asia/Pacific fleet:
Deepwater vessels	7	9	9
Towing-supply/supply	24	36	28
Other	1	2	1

Total	32	47	38
Less stacked vessels	6	15	10

Active vessels	26	32	28

Middle East/North Africa fleet:
Deepwater vessels	9	7	9
Towing-supply/supply	30	29	30
Other	4	6	6

Total	43	42	45
Less stacked vessels	3	7	6

Active vessels	40	35	39

Sub-Saharan Africa/Europe fleet:
Deepwater vessels	44	36	43
Towing-supply/supply	58	66	60
Other	48	49	46

Total	150	151	149
Less stacked vessels	10	21	12

Active vessels	140	130	137

ACTIVE OWNED OR CHARTERED VESSELS	268	261	265
Stacked vessels	44	66	53

TOTAL OWNED OR CHARTERED VESSELS	312	327	318
Vessels withdrawn from service	1	2	2
Joint-venture and other	10	10	10

Total	323	339	330

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 41, 66 and 51 stacked vessels at June 30, 2013 and 2012 and March 31, 2013, respectively. Most of the vessels stacked are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2013 and March 31, 2013:

	June 30, 2013		March 31, 2013
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	262	$3,191,858	256	$2,882,908
Stacked vessels	41	21,371	51	30,084
Vessels withdrawn from service	1	120	2	633
Marine equipment and other assets under construction		296,233		239,287
Other property and equipment		32,686		36,907

Totals	304	$3,542,268	309	$3,189,819

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the quarters ended June 30:

	Quarter Ended June 30,
	2013	2012
Number of vessels disposed by vessel type:
Towing-supply/supply	8	5
Other	3	4

Total	11	9

Number of vessels disposed by segment:
Americas	1	---
Asia/Pacific	5	3
Middle East/North Africa	5	---
Sub-Saharan Africa/Europe	---	6

Total	11	9

Vessel Deliveries and Acquisitions

During the first quarter of fiscal 2014, the company took delivery of two waterjet crewboats, acquired two deepwater PSVs from third parties, and acquired a fleet of four vessels as a result of the acquisition of Troms Offshore Supply AS, as disclosed in Note 2 of Notes to the Condensed Consolidated Financial Statements. The two waterjet crewboats were constructed at an international shipyard for a total aggregate cost of $6.0 million. The company acquired one 290-foot deepwater PSV for a total cost of $46.8 million from a third party, and also acquired a fleet of four deepwater PSVs, ranging from 280-feet to 285-feet, as a result of the Troms Offshore Supply AS acquisition. Based on preliminary fair value analysis performed on Troms Offshore Supply AS at the acquisition date, the purchase price allocated to these four vessels total an aggregate $234.9 million. In addition, the company also assumed two vessel construction contracts that were in various stages of completion. One of the two vessels was completed in mid-June 2013, and as a result, one 290-foot, deepwater PSV was delivered to the company for a total cost of $50.2 million.

During fiscal 2013, the company took delivery of eleven newly-built vessels and acquired seven vessels from third parties. Seven of the delivered vessels are deepwater PSVs, six of which are 286-feet in length and one is 249-feet in length. The six 286-feet PSVs were constructed at an international shipyard for a total aggregate cost of $176.3 million. The 249-feet PSV was built at a different international shipyard for $19.2 million. The company also took delivery of two towing-supply/supply class, AHTS vessels that have 8,200 brake horse power (BHP). These two vessels were constructed at an international shipyard for a total aggregate cost of $47.6 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6.0 million. In addition, the company acquired six deepwater PSVs for a total cost of $170.5 million (which range between 220-feet to 288-feet in length) and one towing-supply/supply vessel for a total cost of $13.1 million.

In addition to the 18 deliveries noted above, we acquired two additional towing-supply/supply vessels during fiscal 2013 which were originally taken delivery of, then sold and leased back during fiscal 2006 and 2007. The company elected to repurchase these vessels from the lessors for an aggregate total cost of $17.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels.

Vessel Commitments at June 30, 2013

At June 30, 2013, the company had six 7,100 BHP towing-supply/supply vessels under construction at an international shipyard, for a total expected cost of $112.9 million. The vessels are expected to be delivered beginning in July 2014 with final delivery of the last vessel in April 2015. As of June 30, 2013, the company had invested $42.5 million for these vessels.

The company is also committed to the construction of two 246-foot, four 261-foot, one 264-foot, ten 275-foot, one 290-foot and four 300-foot deepwater PSVs for a total estimated cost of $724.5 million. Two of the 300-foot and one 264-foot deepwater class vessels are being constructed at a U.S. shipyard and a different U.S. shipyard is constructing the two other 300-foot deepwater PSVs. Two different international shipyards are constructing four and six 275-foot deepwater PSVs, respectively, three other international shipyards are constructing two 246-foot, four 261-foot and one 268-foot deepwater PSVs, respectively. The 246-foot deepwater PSVs are expected to deliver in March and June 2014, the 261-foot deepwater PSVs have expected delivery dates ranging from April 2015 to October 2014. The 264-foot vessel is expected to deliver in April 2014. The ten 275-foot deepwater class vessels are expected to be delivered beginning in April 2014, with final delivery of the tenth vessel in July 2015. The four 300-foot deepwater class vessels are scheduled for delivery between August 2013 and February 2016. The 268-foot deepwater class vessel is scheduled for delivery in February 2014. As of June 30, 2013, $202.6 million was invested in these 22 vessels.

The company is also committed to the construction of two 215-foot specialty vessels for a cost of $51.3 million at an international shipyard. The specialty vessels are expected to be delivered between August and December 2013. As of June 30, 2013, the company had invested $40.3 million for the construction of these two vessels.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2013.

At June 30, 2013, the company had agreed to purchase one deepwater PSVs for a total purchase price of $46.8 million. The company is expected to take delivery of the purchased PSV in September 2013. As of June 30, 2013, the company had not expended funds to acquire this vessel.

Vessel Commitments Summary at June 30, 2013

The table below summarizes the various vessel commitments, including vessels under construction and vessel acquisition, by vessel class and type as of June 30, 2013:

	Non-U.S. Built				U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Invested Through 06/30/13	Remaining Balance 06/30/13	Number of Vessels	Total Cost	Invested Through 06/30/13	Remaining Balance 06/30/13
In thousands, except number of vessels:
Deepwater platform supply vessels	18	$517,694	87,166	430,528	5	253,615	115,479	138,136
Towing-supply/supply vessels	6	112,907	42,477	70,430	---	---	---	---
Other	3	61,487	48,299	13,188	---	---	---	---

Totals	27	$692,088	177,942	514,146	5	253,615	115,479	138,136

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	09/13	12/13	03/14	06/14	09/14	Thereafter
Deepwater platform supply vessels	2	1	2	5	3	10
Towing-supply/supply vessels	---	---	---	---	3	3
Other	1	1	---	---	---	1

Totals	3	2	2	5	6	14

(In thousands)
Expected quarterly cash outlay	$101,487	50,374	94,024	97,838	113,925	194,634	(A)

(A)	The $194,634 of ‘Thereafter’ vessel construction obligations are expected to be paid out as follows: $92,137 in the remaining quarters of fiscal 2015 and $102,497 during fiscal 2016.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, bank term loans, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (6) of Notes to Condensed Consolidated Financial Statements. The company has $652.3 million in unfunded capital commitments associated with the 31 vessels currently under construction and the one vessel purchase commitment at June 30, 2013.

General and Administrative Expenses

Consolidated general and administrative expenses for the quarters ended June 30 and March 31 consist of the following components:

	Quarter Ended June 30,				Quarter Ended March 31,
(In thousands)	2013	%	2012	%	2013	%
Personnel	$28,102	8%	25,155	9%	27,501	8%
Office and property	7,738	2%	6,027	2%	7,691	2%
Sales and marketing	2,512	1%	2,378	1%	2,740	1%
Professional services	9,542	3%	4,365	1%	6,250	2%
Other	2,586	1%	2,739	1%	2,557	1%

Total	$50,480	15%	40,664	14%	46,739	14%

General and administrative expenses, during the first quarter of fiscal 2014, were 24%, or $9.8 million, higher than the first quarter of fiscal 2013, due to increases in personnel expenses, office and property costs and professional services. Personnel expenses increased 12%, or $2.9 million primarily due to additional administrative personnel costs and costs related to stock-based compensation. Costs related to professional services increased 119%, or $5.2 million, which is primarily associated with the acquisition of Troms Offshore. In addition, office and property costs increased $1.7 million, $0.9 million of which is related to a customs charge assessed in Equatorial Guinea.

General and administrative expenses during the first quarter of fiscal 2014 were higher by approximately 8%, or $3.7 million, as compared to the quarter ended March 31, 2013, due to increases in professional services of 53%, or $3.3 million, which is primarily associated with the acquisition of Troms Offshore. Included in office and property costs is $0.9 million which is related to a customs charge assessed in Equatorial Guinea.

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

Availability of Cash

At June 30, 2013, the company had $64.8 million in cash and cash equivalents, of which $43.7 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facilities provide the company, in our opinion, with sufficient liquidity to meet our liquidity requirements, including repayment of debt that becomes due, required payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments. The company also believes that it has reasonable access to capital and credit markets that would allow it to possibly make opportunistic investments in connection with its fleet renewal and modernization program.

Indebtedness

Revolving Credit and Term Loan Agreement. In June 2013, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2018 (the “Maturity Date”) and provides a $900 million (“credit facility”), five-year credit facility consisting of a (i) $600 million revolving credit facility (the “revolver”) and a (ii) $300 million term loan facility (“term loan”).

Borrowings under the credit facility are unsecured and bear interest at the company’s option at (i) the greater of prime or the federal funds rate plus 0.25 to 1.0%, or (ii) Eurodollar rates plus margins ranging from 1.25 to 2.0%, based on the company’s consolidated funded debt to capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.30% based on the company’s funded debt to total capitalization ratio. The credit facility provides a maximum ratio of consolidated debt to consolidated total capitalization of 55%, and a minimum consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges for such period) of 3.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company has $300 million in term loan borrowings, and $280 million in revolver borrowings, outstanding at June 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage), and has $320.0 million of availability for future financing needs at June 30, 2013. The company had $125 million of term loan borrowings and $110.0 million of revolver borrowings outstanding under the previous credit facility at March 31, 2013. These estimated fair values are based on Level 2 inputs.

Senior Debt Notes

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at June 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	June 30, 2013	March 31, 2013
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	7.3	7.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	172,577	179,802

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these notes outstanding at June 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	June 30, 2013	March 31, 2013
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	6.4	6.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	443,044	458,520

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a minimum ratio of debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at June 30, 2013 and March 31, 2013, is an after-tax loss of $2.7 million ($4.2 million pre-tax), and $2.9 million ($4.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at June 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	June 30, 2013	March 31, 2013
Aggregate debt outstanding	$175,000	175,000
Weighted average remaining life in years	0.5	0.7
Weighted average coupon rate on notes outstanding	4.47%	4.47%
Fair value of debt outstanding	177,065	178,227

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes provide for a maximum ratio of consolidated debt to total capitalization of 55%.

Troms Offshore Debt. In April, 2013, Troms Offshore issued 500.0 million Norwegian Kroner (“NOK”) denominated (approximately $86.0 million) of its public bonds. The bonds, which mature in April 2016, bear interest based on the three month Norwegian Interbank Offered Rate (“NIBOR”) plus 5.40% and are callable by the Troms Offshore at any time two years after the issue date at a price equal to 103.0% of par value plus accrued interest. The terms of the notes provide for an asset coverage ratio for certain of the company’s vessels of at least 120% of the outstanding bonds, a minimum liquidity ratio of 30.0 million NOK (approximately $5.3 million as of June 30, 2013) and other usual and customary covenants.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated (approximately $36.0 million) borrowing agreement which matures in May 2024. The loan bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. As of June 30, 2013 approximately $34.5 million is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated (approximately $6.0 million) borrowing agreement with a shipyard which matures in March 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated (approximately $4.3 million) borrowing agreement with the same shipyard which matures in June 2016. These borrowings bear interest at NIBOR plus 2.00%. As of June 30, 2013 approximately $10.3 million is outstanding under these agreements.

Troms Offshore has $96.3 million outstanding in floating rate debt at June 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has $32.2 million of outstanding fixed rate debt at June 30, 2013 which has a carrying value and an estimated fair value of $33.8 million. These estimated fair values are based on Level 2 inputs.

In June 2013, Troms Offshore repaid a 188.9 million NOK loan, plus accrued interest that was secured with various guarantees and collateral, including a vessel, for approximately $32.5 million.

Current Maturities of Long Term Debt

Principal repayments of approximately $145.5 million due during the twelve months ending June 30, 2014 are classified as long term debt in the accompanying balance sheet at June 30, 2013 because the company has the ability and intent to fund the repayments with borrowing under the credit facility which matures in June, 2018.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

	Quarter Ended June 30,
(In thousands)	2013	2012
Interest and debt costs incurred, net of interest capitalized	$8,913	7,587
Interest costs capitalized	2,963	2,824
Total interest and debt costs	$11,876	10,411

Total interest and debt costs were higher, during the quarter ended June 30, 2013 than the same period in fiscal 2013, because of an increase in interest expense due to increased borrowings under the credit facility and the addition of interest related from the acquisition of the Troms Offshore. Also, the relative-portion of interest cost capitalized during the quarter ended June 30, 2013 was higher than the same period in fiscal 2013 due to an increase in the level of investments in the company’s new construction program during the comparative periods.

Share Repurchases

On May 17, 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2013 through June 30, 2014. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2012 through June 30, 2013.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share, for the quarters ended June 30 is as follows:

	Quarter Ended June 30,
(In thousands, except share and per share data)	2013		2012
Value of common stock repurchased	$	---	65,028
Shares of common stock repurchased		---	1,400,500
Average price paid per common share	$	---	46.43

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

	Quarter Ended June 30,
(In thousands, except dividend per share)	2013	2012
Dividends declared	$12,499	12,625
Dividend per share	0.25	0.25

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the quarters ended June 30, is as follows:

(In thousands)	2013	Change	2012
Net earnings	$30,083	(2,773)	32,856
Depreciation and amortization	40,108	4,324	35,784
Benefit for deferred income taxes	(12,151)	(9,497)	(2,654)
Gain on asset dispositions, net	(2,140)	(1,302)	(838)
Changes in operating assets and liabilities	(54,606)	(55,842)	1,236
Other non-cash items	2,301	(395)	2,696

Net cash provided by operating activities	$3,595	(65,485)	69,080

Cash flows from operations decreased $65.5 million, or 95%, to $3.6 million, during the three months ended June 30, 2013 as compared to $69.1 million during the three months ended June 30, 2012, due primarily to changes in net operating assets and liabilities; most significantly, an increase in trade and other receivable balances of $62.7 million. This increase in trade and other receivables is primarily due to an increase in other receivables of $63.8 million from March 31, 2013 to June 30, 2013 which are attributable to changes in local laws within our Sub-Saharan Africa/Europe segment which required key customers to make payments for goods and services into local bank accounts beginning in the third quarter of fiscal 2013. The company expects currently high working capital levels to normalize as we adjust our procedures and contracting arrangements with customers to comply with the new requirements.

Investing Activities

Net cash used in investing activities for the quarters ended June 30, is as follows:

(In thousands)	2013	Change	2012
Proceeds from the sale of assets	$2,161	(3,695)	5,856
Additions to properties and equipment	(156,434)	(79,002)	(77,432)
Payments for acquisition, net of cash acquired	(127,737)	(127,737)	---
Other	(665)	195	(860)

Net cash used in investing activities	$(282,675)	(210,239)	(72,436)

Investing activities for the three months ended June 30, 2013 used $282.7 million of cash, which is primarily attributed to $156.4 million of additions to properties and equipment as well as the acquisition of Troms Offshore. Refer to the “Fiscal 2014 First Quarter Business Highlights” section of this report for a discussion of the company’s acquisition of Troms Offshore. Additions to properties and equipment were comprised of approximately $5.5 million in capitalized major repair costs, $150.1 million for the construction and purchase of offshore marine vessels and $0.8 million in other properties and equipment purchases.

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

Financing Activities

Net cash provided by (used in) financing activities for the quarters ended June 30, is as follows:

(In thousands)	2013	Change	2012
Principal payments on debt	$(97,490)	(97,490)	---
Debt borrowings	414,262	414,262	---
Debt issuance costs	(2,699)	(2,699)	---
Proceeds from exercise of stock options	1,675	910	765
Cash dividends	(12,436)	130	(12,566)
Excess tax benefit on stock options exercised	12	(37)	49
Stock repurchases	---	65,028	(65,028)

Net cash provided by (used in) financing activities	$303,324	380,104	(76,780)

Financing activities for the three months ended June 30, 2013 provided $303.3 million of cash, which is primarily the result of $410.0 million of draws from the revolving line of credit which was used to fund acquisitions and payments to shipyard for vessels under construction. Partially offsetting cash provided by the revolving line of credit was $32.5 million used to fund an early pay off of Troms Offshore debt, $65.0 million in repayments on the revolving line of credit as well as $12.4 million used for the quarterly payment of common stock dividends of $0.25 per common share.

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

Other Liquidity Matters

Vessel Construction. With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company is replacing its older fleet of vessels with fewer, larger and more efficient vessels, while also enhancing the size and capabilities of the company’s fleet. These efforts are expected to continue, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease arrangements in order to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At June 30, 2013, the company had approximately $64.8 million of cash and cash equivalents, of which $43.7 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, there was $320.0 million of liquidity available at June 30, 2013 under its credit facility.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2013.

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

Sale of Shipyard. As previously disclosed on Form 8-K, on June 30, 2013, the company completed the sale of the company’s remaining shipyard to a third party for $9.5 million and recognized a gain of $4.0 million. The company no longer operates shipyards.

Merchant Navy Officers Pension Fund.

After consultation with its advisers, on July 15, 2013, a subsidiary of the company was placed into administration in the United Kingdom. Joint administrators were appointed to administer and distribute the subsidiary’s assets to the subsidiary’s creditors. The vessels owned by the subsidiary have become aged and are no longer economical to operate, which has caused the subsidiary’s main business to decline in recent years. Only one vessel currently generates revenue and this vessel likely has a limited remaining operating window as an offshore service vessel. As part of the administration, the company agreed to acquire seven vessels and to waive certain intercompany claims. The purchase price valuation for the vessels, all but one of which are stacked, is based on independent, third party appraisals of the vessels.

The company has previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that has been placed into administration in the U.K. MNOPF is that subsidiary’s largest creditor, and will claim as an unsecured creditor in the administration. The Company believes that the administration is in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF has indicated that it does not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the Fund. The administration is not expected to be fully complete for more than a year. The company believes that the administration will resolve the subsidiary’s participation in the MNOPF. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $69.3 million as of June 30, 2013). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office. After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative appeals board issued a decision that disallowed 149.0 million Brazilian reais (approximately $66.6 million as of June 30, 2013) of the total fines sought by the Macae Customs Office. A secondary administrative appeals board recently considered fines totaling 112.0 million Brazilian reais (approximately $50.1 million as of June 30, 2013). This secondary board rendered a decision on April 23, 2013 that disallowed all of those fines. The remaining fines totaling 43.0 million Brazilian reais (approximately $19.2 million as of June 30, 2013) are still subject to a secondary board hearing, but the company believes that the April 23, 2013 decision will be helpful in that upcoming hearing. The secondary board decision disallowing the fines totaling 112.0 million Brazilian reais is, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that it has an import tax liability related to its vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company was importing three vessels to start new charters in Brazil, the company filed three suits on August 22, 2011, April 5, 2012 and Jan 18, 2013, respectively, against the Brazilian state and judicially deposited the respective state tax for these newly imported vessels. As of June 30, 2013, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Equatorial Guinea Customs. In December 2012, the Customs Department of Equatorial Guinea assessed a $450 million fine against the company for alleged customs violations. After considering certain factual and legal arguments made by the company, the Customs Department reduced the fine to $15 million in March, 2013. The reduced fine amount relates to two company vessels that were operating in Equatorial Guinea as of December 2012. The Customs Department contends that the company has been operating vessels in Equatorial Guinea without appropriate temporary importation approvals. Equatorial Guinea, like many countries, has a customs regime which permits companies to import temporarily equipment into the country without paying customs as long as such equipment is not intended to be permanently located in the country. According to the Customs Department, the company failed to make the proper filings to qualify its vessels for temporary importation status. The size of the reduced fine was apparently based on the book value of the two company vessels multiplied by a penalty factor of two.

In July 2013, after extensive negotiations with the Customs Department and consultation with its advisors, the company agreed to pay a $0.9 million fine to fully and finally settle the alleged customs violations. The company accrued $0.9 million in general and administrative expenses during the quarter ended June 30, 2013.

Venezuelan Operations. A full discussion on the company’s Venezuelan operations is disclosed in Note (8) of Notes to the Condensed Consolidated Financial Statements included in this report.

Legal Proceedings. On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. . The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes the company’s consolidated contractual obligations as of June 30, 2013 for the remaining months of fiscal 2014, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	More Than 5 Years
Vessel purchase obligations	$46,800	46,800	---	---	---	---	---

Vessel construction obligations	605,482	199,085	303,900	102,497	---	---	---

Term loan interest	$23,727	3,580	4,769	4,769	4,769	4,769	1,071

Revolver loan interest	22,146	3,342	4,451	4,451	4,451	4,451	1,000

Troms related debt	130,062	1,465	9,772	6,371	88,920	2,931	20,603

Total obligations	$828,217	254,272	322,892	118,088	98,140	12,151	22,674

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2013. Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

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

The bareboat charter agreements on the first two vessels, whose original expiration dates were in calendar year 2014, ended in September and October 2012 because the elected to repurchase these vessels as discussed below. The bareboat charter agreements on the third and fourth vessels expire in 2015 and the company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The bareboat charter agreement on the fifth vessel expires in 2016. The company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019.

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

Future Minimum Lease Payments

As of June 30, 2013, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
Remaining nine months of 2014	$8,027	3,618	11,645
2015	2,836	4,825	7,661
2016	---	2,304	2,304
Thereafter	---	---	---

Total future lease payments	$10,863	10,747	21,610

For the quarters ended June 30, 2013 and 2012, the company expensed approximately $4.0 million and $4.5 million, respectively, on all of its bareboat charter arrangements.

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission on May 21, 2013, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2013, regarding these critical accounting policies.

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (11) of Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

The company’s newer technologically sophisticated AHTS vessels and PSVs generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. Competition for skilled crews will likely intensify, particularly in international markets, as new-build vessels currently under construction enter the global fleet. Concerns regarding shortages in skilled labor become an increasing concern globally. Increases in local wages is another developing trend. Globally, local wages are projected to increase during 2013 at a pace higher than wages earned by the expatriate employee work force. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

Stronger fundamentals in the global energy industry and increases in exploration and production activity have also increased the activity levels at shipyards worldwide. Despite a slight increase in the demand for steel over the past year some economists believe that higher levels of excess steelmaking capacity currently exist which have caused steel prices to continue to decrease, If the price of steel declines, the cost of new vessels will result in lower capital expenditures and depreciation expenses, which taken by themselves would increase our future operating profits.

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

At June 30, 2013, the company had a $300.0 million outstanding term loan and $280.0 million outstanding borrowings from the revolver loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage, which together currently approximate 1.6% percent (1.4% margin plus 0.20% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the combined $580 million term loan and revolver loan borrowings at June 30, 2013 would change the company’s interest costs by approximately $5.8 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at June 30, 2013 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of June 30, 2013, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
August 2011	$165,000	172,577	162,297	183,647
September 2010	425,000	443,044	419,522	468,248
July 2003	175,000	177,065	176,224	177,925

Total	$765,000	792,686	758,043	829,820

Troms Offshore Debt

Troms Offshore has $96.3 million outstanding in floating rate debt at June 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has $32.2 million of outstanding fixed rate debt at June 30, 2013 which has a carrying value and an estimated fair value of $33.8 million. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of June 30, 2013, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$33,792	33,782	32,305	35,389

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

Derivatives

The company had one foreign exchange spot contract outstanding at June 30, 2013 which had a notional value of $0.1 million. The one spot contract settled July 2, 2013. The company had no foreign exchange spot contracts outstanding at March 31, 2013.

At June 30, 2013, the company had two British pound forward contracts outstanding. The forward contracts have expiration dates between September and December 2013. The combined change in fair value of the forward contracts was immaterial and was recorded as a foreign exchange loss during quarter ended June 30, 2013, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

At March 31, 2013, the company had three British pound forward contracts outstanding, which were generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (8) and elsewhere in this document. The forward contracts expired at various times through December 18, 2013. The combined change in fair value of the forward contracts was immaterial and was recorded as a foreign exchange loss during the fiscal year ended March 31, 2013, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Nana Tide Sinking

In January, 2013, the Ministry of the Environment, Nature Conservation, and Tourism, an agency of the Democratic Republic of Congo (DRC) with jurisdiction over environmental affairs, delivered a letter requesting that the company pay $0.25 million to the DRC. The request was made as indemnification for alleged environmental damages to the coastal waters of the DRC related to the sinking of the company’s anchor handling tug, Nana Tide, in shallow waters off the Congolese coast on December 21, 2012. The cause of the casualty loss is not yet known. We are cooperating with our customer, our insurers and DRC authorities to evaluate how best to recover the vessel and limit the environmental impact of this incident. While there has been some indication, from time to time, of a sheen in the immediate vicinity of the Nana Tide, we do not believe that there has been any major breach of her liquid tanks. Also, other than the initial letter from the DRC agency, we are not aware of any proceedings that have been instituted by the DRC.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made.

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

Other Items

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (8) of Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission on May 21, 2013.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

On May 17, 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2013 through June 30, 2014. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2012 through June 30, 2013.

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

TIDEWATER INC.
(Registrant)

Date: August 6, 2013	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: August 6, 2013	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: August 6, 2013	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

10.1*+	Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2014

10.2*+	Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2014

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.