Form 10-Q
period 2013-09-30
TIDEWATER INC
filed 2013-11-05
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

49,584,249 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 25, 2013. Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)
ASSETS	September 30, 2013	March 31, 2013
Current assets:
Cash and cash equivalents	$45,534	40,569
Trade and other receivables, net	558,824	393,438
Marine operating supplies	53,744	62,348
Other current assets	23,653	11,735

Total current assets	681,755	508,090

Investments in, at equity, and advances to unconsolidated companies	52,254	46,047
Properties and equipment:
Vessels and related equipment	4,533,231	4,250,169
Other properties and equipment	65,791	83,779

	4,599,022	4,333,948
Less accumulated depreciation and amortization	1,067,673	1,144,129

Net properties and equipment	3,531,349	3,189,819

Goodwill	339,982	297,822
Other assets	149,239	126,277

Total assets	$4,754,579	4,168,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,689	63,602
Accrued expenses	168,185	159,086
Accrued property and liability losses	4,099	4,133
Other current liabilities	39,334	39,808

Total current liabilities	301,307	266,629

Long-term debt	1,445,628	1,000,000
Deferred income taxes	188,771	189,763
Accrued property and liability losses	9,936	10,833
Other liabilities and deferred credits	174,370	139,074

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,577,276 shares at September 30, 2013 and 49,485,832 shares at March 31, 2013	4,958	4,949
Additional paid-in capital	133,386	119,975
Retained earnings	2,513,193	2,453,973
Accumulated other comprehensive loss	(16,970)	(17,141)

Total stockholders’ equity	2,634,567	2,561,756

Total liabilities and stockholders’ equity	$4,754,579	4,168,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)
	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Vessel revenues	$363,668	309,822	695,298	599,916
Other operating revenues	4,269	2,096	6,724	6,450
	367,937	311,918	702,022	606,366
Costs and expenses:
Vessel operating costs	195,316	172,652	391,477	333,988
Costs of other operating revenues	4,040	1,585	6,060	5,108
General and administrative	46,038	41,867	96,518	82,531
Vessel operating leases	3,971	4,403	8,002	8,895
Depreciation and amortization	42,056	36,047	82,164	71,831
Gain on asset dispositions, net	(49)	(1,833)	(2,189)	(2,671)
	291,372	254,721	582,032	499,682

Operating income	76,565	57,197	119,990	106,684
Other income (expenses):
Foreign exchange gain (loss)	3,017	529	2,928	(1,222)
Equity in net earnings of unconsolidated companies	3,781	3,357	8,201	5,720
Interest income and other, net	538	1,128	1,278	1,847
Loss on early extinguishment of debt	(4,144)	---	(4,144)	---
Interest and other debt costs	(9,918)	(7,148)	(18,831)	(14,735)

	(6,726)	(2,134)	(10,568)	(8,390)

Earnings before income taxes	69,839	55,063	109,422	98,294
Income tax expense	15,667	13,707	25,167	24,082

Net earnings	$54,172	41,356	84,255	74,212

Basic earnings per common share	$1.10	0.84	1.71	1.49

Diluted earnings per common share	$1.09	0.83	1.70	1.48

Weighted average common shares outstanding	49,274,816	49,392,973	49,253,409	49,792,212
Dilutive effect of stock options and restricted stock	448,303	232,097	395,983	214,291

Adjusted weighted average common shares	49,723,119	49,625,070	49,649,392	50,006,503

Cash dividends declared per common share	$0.25	0.25	0.50	0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$54,172	41,356	84,255	74,212
Other comprehensive income/(loss):
Unrealized gains/(losses) on available-for-sale securities net of tax of $(93), $225, $(33) and $(110)	(173)	419	(62)	(205)
Amortization of loss on derivative contract net of tax of $62, $63, $125 and $125	116	117	233	233

Total comprehensive income	$54,115	41,892	84,426	74,240

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	Six Months Ended September 30,
	2013	2012

Operating activities:
Net earnings	$84,255	74,212
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	82,164	71,831
Benefit for deferred income taxes	(10,215)	(4,372)
Gain on asset dispositions, net	(2,189)	(2,671)
Equity in earnings of unconsolidated companies, less dividends	(6,167)	(4,031)
Compensation expense - stock-based	10,999	10,320
Excess tax benefit on stock options exercised	(341)	(95)
Changes in assets and liabilities, net:
Trade and other receivables	(165,573)	(20,707)
Marine operating supplies	9,363	(2,281)
Other current assets	(10,666)	(5,565)
Accounts payable	11,461	16,195
Accrued expenses	8,631	6,176
Accrued property and liability losses	39	(241)
Other current liabilities	276	1,134
Other liabilities and deferred credits	(531)	3,508
Other, net	(1,678)	2,846

Net cash provided by operating activities	9,828	146,259

Cash flows from investing activities:
Proceeds from sales of assets	7,646	9,977
Proceeds from sale/leaseback of assets	65,550	---
Additions to properties and equipment	(220,309)	(189,826)
Payments for acquisition, net of cash acquired	(127,737)	---
Other	(687)	(1,338)

Net cash used in investing activities	(275,537)	(181,187)

Cash flows from financing activities:
Debt issuance costs	(3,845)	---
Principal payment on long-term debt	(691,615)	(60,000)
Debt borrowings	986,262	---
Proceeds from exercise of stock options	4,421	938
Cash dividends	(24,890)	(25,058)
Excess tax benefit on stock options exercised	341	95
Stock repurchases	---	(65,028)

Net cash provided by (used in) financing activities	270,674	(149,053)

Net change in cash and cash equivalents	4,965	(183,981)
Cash and cash equivalents at beginning of period	40,569	320,710

Cash and cash equivalents at end of period	$45,534	136,729

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$23,338	19,259
Income taxes	$32,144	27,075
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$4,157	6,724
Increase in receivables due to sale of shipyard	$6,500	---

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	2,561,756
Total comprehensive income	---	---	84,255	171	84,426
Stock option activity	12	4,763	---	---	4,775
Cash dividends declared	---	---	(25,035)	---	(25,035)
Amortization/cancellation of restricted stock units	---	6,220	---	---	6,220
Amortization/cancellation of restricted stock	(3)	2,428	---	---	2,425

Balance at September 30, 2013	$4,958	133,386	2,513,193	(16,970)	2,634,567

Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	2,526,357
Total comprehensive income	---	---	74,212	28	74,240
Stock option activity	3	2,148	---	---	2,151
Cash dividends declared	---	---	(25,169)	---	(25,169)
Retirement of common stock	(140)	---	(64,888)	---	(65,028)
Amortization/cancellation of restricted stock units	---	3,867	---	---	3,867
Amortization/cancellation of restricted stock	(6)	3,865	---	---	3,859

Balance at September 30, 2012	$4,982	112,606	2,421,991	(19,302)	2,520,277

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Troms Offshore Supply AS

On June 4, 2013, the company, through a subsidiary, acquired Troms Offshore Supply AS, a Norwegian company (Troms Offshore). At the time of the acquisition, Troms Offshore owned four deepwater PSVs, and had two additional deepwater PSVs under construction, one of which was delivered shortly after the acquisition. The purchase price (not including transaction costs) included a $150.0 million cash payment to the shareholders of Troms Offshore and the assumption of approximately $261.3 million of combined Troms Offshore obligations, comprised of net interest-bearing debt and the remaining installment payments due on vessels under construction. The company has performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $42.2 million of goodwill, all of which was allocated to our Sub-Saharan Africa/Europe segment. The allocation is preliminary and based on estimates and assumptions that are subject to change within the purchase price allocation period (generally one year from the acquisition date).

The following table summarizes the allocation of the purchase price for the acquisition of Troms Offshore:

(In thousands)
Cash	$22,263
Trade receivables and other current assets	9,816
Vessels	245,605
Goodwill	42,160
Payable and other liabilities	(13,020)
Notes payable	(156,824)

Total purchase price	$150,000

The effect of the acquisition on pro forma results of operations and the condensed consolidated statement of operations for the six months ended September 30, 2013 are immaterial and therefore not presented.

(3)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On May 15, 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2013 through June 30, 2014. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2012 through June 30, 2013.

The aggregate dollar outlay for common stock repurchased, along with number of shares repurchased, and average price paid per share, for the quarters and six-month periods ended September 30 is as follows:

	Quarter Ended September 30,			Six Months Ended September 30,
(In thousands, except share and per share data)	2013		2012	2013	2012
Aggregate dollar outlay for common stock repurchased	$	---	---	---	65,028
Shares of common stock repurchased		---	---	---	1,400,500
Average price paid per common share	$	---	---	---	46.43

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except dividend per share)	2013	2012	2013	2012
Dividends declared	$12,536	12,544	25,035	25,169
Dividend per share	0.25	0.25	0.50	0.50

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the quarters and six month periods ended September 30, 2013 and 2012 are as follows:

	For the quarter ended September 30, 2013					For the six months ended September 30, 2013
(in thousands)	Balance at 6/30/13	Gains/ (losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 9/30/13	Balance at 3/31/13	Gains/ (losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 9/30/13
Available for sale securities	(10)	(237)	64	(173)	(183)	(121)	(206)	144	(62)	(183)
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	(4,353)	---	---	---	(4,353)	(4,353)	---	---	---	(4,353)
Interest rate swaps	(2,739)	---	116	116	(2,623)	(2,856)	---	233	233	(2,623)

Total	(16,913)	(237)	180	(57)	(16,970)	(17,141)	(206)	377	171	(16,970)

	For the quarter ended September 30, 2012					For the six months ended September 30, 2012
(in thousands)	Balance at 6/30/12	Gains/ (losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 9/30/12	Balance at 3/31/12	Gains/ (losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 9/30/12
Available for sale securities	(373)	410	9	419	46	251	(351)	146	(205)	46
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	(6,448)	---	---	---	(6,448)	(6,448)	---	---	---	(6,448)
Interest rate swaps	(3,206)	---	117	117	(3,089)	(3,322)	---	233	233	(3,089)

Total	(19,838)	410	126	536	(19,302)	(19,330)	(351)	379	28	(19,302)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the quarters and six month periods ended September 30, 2013 and 2012:

	Quarter Ended September 30,		Six Months Ended September 30,		Affected line item in the condensed consolidated statements of income
(In thousands)	2013	2012	2013	2012
Realized gains on available for-sale securities	$99	15	222	225	Interest income and other, net
Amortization of interest rate swap	178	180	358	358	Interest and other debt costs

Total pre-tax amounts	277	195	580	583
Tax effect	97	68	203	204

Total gains for the period, net of tax	$180	127	377	379

(4)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters and the six-month periods ended September 30, is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Effective tax rate applicable to pre-tax earnings	22.4%	24.9%	23.0%	24.5%

The effective tax rates for the six months ended September 30, 2013 and 2012 are lower than the U.S. statutory income tax rate of 35% primarily because the company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

The company’s balance sheet at September 30, 2013 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	September 30, 2013
Tax liabilities for uncertain tax positions	$16,304
Income tax payable	32,787

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at September 30, 2013, are as follows:

(In thousands)	September 30, 2013
Unrecognized tax benefit related to state tax issues	$8,202
Interest receivable on unrecognized tax benefit related to state tax issues	20

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the defined benefit pension plan during the quarters and six months ended September 30, 2013 and 2012, and does not expect to contribute to the plan during the remaining quarters of fiscal 2014.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters and six- month periods ended September 30, 2013 and 2012 and does not expect to contribute to the plan during the remaining quarters of fiscal 2014.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at September 30, 2013 and March 31, 2013:

(In thousands)	September 30, 2013	March 31, 2013
Investments held in Rabbi Trust	$10,182	10,486
Unrealized gains (losses) in fair value of trust assets	(183)	(121)
Unrealized gains (losses) in fair value of trust assets are net of income tax expense of	(98)	(65)
Obligations under the supplemental plan	22,260	21,431

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Pension Benefits:
Service cost	$198	273	396	546
Interest cost	895	1,072	1,790	2,144
Expected return on plan assets	(718)	(687)	(1,436)	(1,374)
Amortization of prior service cost	12	12	24	24
Recognized actuarial loss	276	448	552	896

Net periodic benefit cost	$663	1,118	1,326	2,236

Other Benefits:
Service cost	$101	119	202	238
Interest cost	262	309	524	618
Amortization of prior service cost	(508)	(508)	(1,016)	(1,016)
Recognized actuarial (gain) loss	(99)	---	(198)	---

Net periodic benefit cost	$(244)	(80)	(488)	(160)

(6)	INDEBTEDNESS

Revolving Credit and Term Loan Agreement

In June 2013, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2018 (the “Maturity Date”) and provides for a $900 million, five-year credit facility (“credit facility”) consisting of a (i) $600 million revolving credit facility (the “revolver”) and a (ii) $300 million term loan facility (“term loan”).

Borrowings under the credit facility are unsecured and bear interest at the company’s option at (i) the greater of prime or the federal funds rate plus 0.25 to 1.0%, or (ii) Eurodollar rates plus margins ranging from 1.25 to 2.0%, based on the company’s consolidated funded debt to capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.30% based on the company’s funded debt to total capitalization ratio. The credit facility requires that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company had $300 million in term loan borrowings, and $180 million in revolver borrowings, outstanding at September 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has $420.0 million of availability for future financing needs at September 30, 2013. The company had $125 million of term loan borrowings and $110.0 million of revolver borrowings outstanding under the previous credit facility at March 31, 2013. These estimated fair values are based on Level 2 inputs.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings. These estimated fair values are based on Level 2 inputs.

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. In accordance with the note purchase agreement, the company intends to issue the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these notes outstanding at September 30, 2013, is as follows:

(In thousands, except weighted average data)	September 30, 2013
Aggregate debt outstanding	$300,000
Weighted average remaining life in years	9.3
Weighted average coupon rate on notes outstanding	4.73%
Fair value of debt outstanding	307,601

The multiple series of notes totaling $300 million were originally issued with maturities ranging from approximately seven to 12 years. The multiple series of notes totaling $200 million to be issued November 15, 2013 will have original maturities of ten and 12 years, a weighted average life of 10.8 years and a weighted average coupon rate of 5.06%. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55% and maintain a ratio of consolidated EBITDA to consolidated interest charges, including capitalized interest, of not less than 3.0 to 1.0.

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at September 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	September 30, 2013	March 31, 2013
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	7.1	7.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	169,686	179,802

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these notes outstanding at September 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	September 30, 2013	March 31, 2013
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	6.1	6.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	436,530	458,520

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2013 and March 31, 2013, is an after-tax loss of $2.6 million ($4.0 million pre-tax), and $2.9 million ($4.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes outstanding at September 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	September 30, 2013	March 31, 2013
Aggregate debt outstanding	$35,000	175,000
Weighted average remaining life in years	1.8	0.7
Weighted average coupon rate on notes outstanding	4.61%	4.47%
Fair value of debt outstanding	36,454	178,227

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Troms Offshore Debt

During the second quarter of fiscal 2014, the company repaid prior to maturity 500 million Norwegian Kroner (NOK) denominated (approximately $82.1 million) public bonds (plus accrued interest) that had been issued by Troms Offshore in April 2013. The repayment of these bonds, at an average price of approximately 105.0% of par value, resulted in the recognition of a loss on early extinguishment of debt of approximately 26.0 million NOK (or $4.1 million). The bonds, which were due to mature in April 2016, bore interest based on the three month Norwegian Interbank Offered Rate (“NIBOR”) plus 5.40%.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK, bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. As of September 30, 2013, 187.4 million NOK (approximately $30.8 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement with a Norwegian bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. As of September 30, 2013, 60.0 million NOK (approximately $9.9 million) is outstanding under these agreements.

Troms Offshore had 60.0 million NOK, or approximately $9.9 million, outstanding in floating rate debt at September 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 187.4 million NOK, or $30.8 million, of outstanding fixed rate debt at September 30, 2013 which has an estimated fair value of 196.6 million NOK, or $32.3 million. These estimated fair values are based on Level 2 inputs.

In June 2013, Troms Offshore repaid a 188.9 million NOK loan (approximately $32.5 million), plus accrued interest that was secured with various guarantees and collateral, including a vessel.

Current Maturities of Long Term Debt

Principal repayments of approximately $5.3 million due during the twelve months ending September 30, 2014 are classified as long term debt in the accompanying balance sheet at September 30, 2013 because the company has the ability and intent to fund the repayments with borrowings under the credit facility which matures in June 2018.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Interest and debt costs incurred, net of interest capitalized	$9,918	7,148	18,831	14,735
Interest costs capitalized	2,636	2,913	5,598	5,736

Total interest and debt costs	$12,554	10,061	24,429	20,471

(7)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters and the six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net Income available to common shareholders (A)	$54,172	41,356	84,255	74,212
Weighted average outstanding shares of common stock, basic (B)	49,274,816	49,392,973	49,253,409	49,792,212
Dilutive effect of options and restricted stock awards and units	448,303	232,097	395,983	214,291

Weighted average common stock and equivalents (C)	49,723,119	49,625,070	49,649,392	50,006,503

Earnings per share, basic (A/B)	$1.10	0.84	1.71	1.49
Earnings per share, diluted (A/C)	$1.09	0.83	1.70	1.48

Additional information:
Antidilutive incremental options and restricted stock awards and units	2,854	54,694	2,854	51,864

(8)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, and remotely operated vehicles (ROVs) as of September 30, 2013:

(In thousands, except vessel count)	Number of Vessels/ROVs	Total Cost	Invested Through 9/30/13	Remaining Balance 9/30/13
Vessels under construction:
Deepwater platform supply vessels	22	$739,794	233,436	506,358
Towing supply/supply vessels	6	113,395	46,506	66,889
Other	2	33,917	28,455	5,462

Total vessels under construction	30	887,106	308,397	578,709

Vessels to be purchased:
Deepwater platform supply vessels	1	46,845	---	46,845

Total vessel commitments	31	$933,951	308,397	625,554

Total ROV commitments	5	$26,167	7,850	18,317

Total commitments	36	$960,118	316,247	643,871

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater platform supply vessels (PSV) under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing-supply/supply vessels under construction have 7,100 brake horsepower (BHP). Scheduled delivery for the new-build vessels began in October 2013, with delivery of the final new-build vessel expected in February 2016. The company also has new-build commitments for five ROVs at September 30, 2013 with delivery dates between October and December of 2013.

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

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through September 30, 2013. The company had committed and invested $8.0 million as of September 30, 2013.

In October 2013, the company took delivery of the first of two deepwater PSVs constructed in a U.S. Shipyard. In connection with that delivery, the company and the shipyard agreed to hold $7.8 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. Monies held in escrow are included in Total Cost and Remaining Balance 9/30/2013 that is summarized above under Vessel and Other Commitments. Some of the disputes may be resolved by high level management meetings between the parties or through a relatively expeditious technical arbitration proceeding involving a third party technical expert. The balance of the claims will need to be resolved through litigation in New York state court. These formal dispute resolution efforts are currently at an early stage.

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

Tidewater Marine International Inc. (“TMII”), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (“DPA”). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for a period of three years and seven days from the date of judicial approval of the Agreement, in return for: (a) TMII’s acceptance of responsibility for, and agreement not to contest or contradict the truthfulness of, the statement of facts and allegations contained in a three-count criminal information to be filed concurrently with the DPA; (b) TMII’s payment of a $7.35 million fine (which has been paid), (c) TMII’s and Tidewater Inc.’s compliance with certain undertakings relating to compliance with the FCPA and other applicable laws in connection with the company’s operations, and cooperation with domestic and foreign authorities in connection with the matters that are the subject of the DPA; (d) TMII’s and Tidewater Inc.’s agreement to continue to address any deficiencies in the company’s internal controls, policies and procedures relating to compliance with the FCPA and other applicable anti-corruption laws, if and to the extent not already addressed; and (e) Tidewater Inc.’s agreement to report to the DOJ in writing annually for the term of the DPA regarding remediation of the matters that are the subject of the DPA, the implementation of any enhanced internal controls, and any evidence of improper payments the company may have discovered during the term of the DPA. Implementation of the DOJ settlement eliminated a $3.0 million contingent civil penalty in connection with the SEC civil settlement detailed above. Tidewater submitted its first annual report to the DOJ in November 2011, its second annual report in November 2012, and its third annual report in October 2013.

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

The company has previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that has been placed into administration in the U.K. MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration. The Company believes that the administration is in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF has indicated that it does not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the Fund. The administration is not expected to be fully complete for more than a year. The company believes that the administration will resolve the subsidiary’s participation in the MNOPF. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Sonatide Joint Venture

The company has previously reported that it has been in negotiations with Sonangol regarding a new joint venture agreement for Sonatide, a joint venture between the company and Sonangol that serves the Angolan offshore energy industry. Pending the completion of the new agreement, the joint venture has been operating under a joint venture agreement, extended on several prior occasions, that was last extended through March 31, 2013. Based on the outcome of several meetings that were held during the June and September quarters, the company believes that the substantive issues between the parties have been resolved, and the company has drafted, with Sonangol’s input, a new definitive joint venture agreement that the company believes incorporates those understandings. The new definitive joint venture agreement, which has been executed by the company, is awaiting the signature of Sonangol’s authorized representatives. Accordingly, there is no agreement yet in place. In the interim, Sonatide continues its normal day-to-day operations consistent with the terms of the expired agreement without significant commercial or operational effects resulting from that expiration.

If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, however, the company will work toward an orderly wind up of the joint venture. Based on prior conduct between the parties during this period of uncertainty, we believe that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. The global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand; however, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels at prevailing market day rates.

During the six months ended September 30, 2013, the Sonatide joint venture entered into six new contracts with customers, all of which extend into 2014. During the twelve months ended September 30, 2013, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase in the number of vessels operating in the area.

Tidewater and Sonangol have also continued to evaluate and discuss the impact of a new Foreign Exchange Law for the Angolan Petroleum Sector that became effective as of July 1, 2013. Under the new law, oil companies are required to make all payments for goods and services provided by foreign exchange residents in Angolan Kwanzas into an Angolan bank account. This new requirement could result in the joint venture collecting substantially all of its revenue in Angolan Kwanzas, unless a more efficient structure is agreed to by the joint venture parties. The conversion of Angolan Kwanzas into US Dollars and expatriation of the funds currently involves a lengthy process that results in time delays, currency fluctuation risk and conversion fees as well as possible additional taxes. The joint venture is working to design and implement procedures to conform to the recently enacted law and to develop more efficient cash collection processes; however, the successful implementation of any such processes depends on the new joint venture agreement becoming effective. As discussed below and under Liquidity, Capital Resources and Other Matters, over the last several quarters, the company has experienced a build-up in working capital that it has funded primarily by additional borrowings.

For the six months ended September 30, 2013, Tidewater’s Angolan operations generated vessel revenues of approximately $167.7 million, or 24%, of its consolidated vessel revenue, from an average of approximately 89 Tidewater-owned vessels that are marketed through the Sonatide joint venture (six of which were stacked on average during the six months ended September 30, 2013), and, for the six months ended September 30, 2012, generated vessel revenues of approximately $134.3 million, or 22%, of consolidated vessel revenue, from an average of approximately 86 Tidewater-owned vessels (11 of which were stacked on average during the six months ended September 30, 2012.

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of September 30, 2013 and March 31, 2013, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $53 million and $46 million, respectively.

Included in trade and other receivables at September 30, 2013 is approximately $280 million related to Sonatide, including cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers which are expected to be remitted to the company through Sonatide after a new joint venture agreement is signed by Sonangol.

Included in accrued expenses at September 30, 2013 is approximately $70 million due to Sonatide for commissions payable (approximately $24 million) and other costs paid by Sonatide on behalf of the company.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $68.6 million as of September 30, 2013). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $65.9 million as of September 30, 2013) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $56.2 million as of September 30, 2013) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $12.4 million as of September 30, 2013) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that they have an import tax liability related to their vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company has imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012 and 2013, against the Brazilian state and has deposited (or, in recent cases, is in the process of depositing) the respective state tax for these newly imported vessels. As of September 30, 2013, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The tribunal has issued a briefing and hearing schedule to determine the merits of the claims over which the tribunal has jurisdiction. That schedule culminates in a final hearing in mid-2014.

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

Level 1:     Quoted market prices in active markets for identical assets or liabilities

Level 2:     Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:     Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of September 30, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,039	4,039	---	---
Preferred stock	---	---	---	---
Foreign stock	316	316	---	---
American depository receipts	1,697	1,697	---	---
Preferred American depository receipts	13	13	---	---
Real estate investment trusts	---	---	---	---
Debt securities:
Government debt securities	1,786	1,114	672	---
Open ended mutual funds	1,563	1,563	---	---
Cash and cash equivalents	1,032	401	631	---

Total	$10,446	9,143	1,303	---
Other pending transactions	(264)	(264)	---	---

Total fair value of plan assets	$10,182	8,879	1,303	---

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,240	4,240	---	---
Preferred stock	---	---	---	---
Foreign stock	285	285	---	---
American depository receipts	1,811	1,811	---	---
Preferred American depository receipts	16	16	---	---
Real estate investment trusts	---	---	---	---
Debt securities:
Government debt securities	2,007	1,240	767	---
Open ended mutual funds	1,743	1,743	---	---
Cash and cash equivalents	533	93	440	---

Total	$10,635	9,428	1,207	---
Other pending transactions	(149)	(149)	---	---

Total fair value of plan assets	$10,486	9,279	1,207	---

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

The company had no outstanding foreign exchange spot contracts at September 30, 2013 and March 31, 2013.

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

At September 30, 2013, the company had one British pound forward contract outstanding. The forward contract has an expiration date of December 18, 2013. The change in fair value of the forward contract was immaterial and was recorded as a foreign exchange gain during quarter ended September 30, 2013. The forward contract did not qualify as a hedge instrument; therefore, all changes in fair value of the forward contract were recorded in earnings.

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of September 30, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$376	376	---	---
Long-term British pound forward derivative contracts	1,132	---	1,132	---

Total fair value of assets	$1,508	376	1,132	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$949	949	---	---
Long-term British pound forward derivative contracts	4,359	---	4,359	---

Total fair value of assets	$5,308	949	4,359	---

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and six-month periods ended September 30, 2013 and 2012, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Amount of impairment incurred	$175	790	4,047	3,564
Combined fair value of assets incurring impairment	161	1,192	4,466	8,602

(10)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at September 30, 2013 and March 31, 2013 is as follows:

(In thousands)	September 30, 2013	March 31, 2013
Recoverable insurance losses	$9,870	10,833
Deferred income tax assets	82,328	73,105
Deferred finance charges	8,161	5,133
Savings plans and supplemental plan	22,026	23,149
Noncurrent tax receivable	9,106	9,106
Other	17,748	4,951

	$149,239	126,277

A summary of accrued expenses at September 30, 2013 and March 31, 2013 is as follows:

(In thousands)	September 30, 2013	March 31, 2013
Payroll and related payables	$21,747	23,453
Commissions payable	31,378	13,866
Accrued vessel expenses	103,098	103,177
Accrued interest expense	5,443	8,096
Other accrued expenses	6,519	10,494

	$168,185	159,086

A summary of other current liabilities at September 30, 2013 and March 31, 2013 is as follows:

(In thousands)	September 30, 2013	March 31, 2013
Taxes payable	$38,205	38,100
Deferred credits - current	649	1,374
Dividend payable	480	334

	$39,334	39,808

A summary of other liabilities and deferred credits at September 30, 2013 and March 31, 2013 is as follows:

(In thousands)	September 30, 2013	March 31, 2013
Postretirement benefits liability	$26,939	27,681
Pension liabilities	39,332	37,096
Deferred gain on vessel sales	71,544	39,568
Other	36,555	34,729

	$174,370	139,074

(11)	ACCOUNTING PRONOUNCEMENTS

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

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and six-month periods ended September 30, 2013 and 2012. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Revenues:
Vessel revenues:
Americas	$101,929	82,316	192,173	159,966
Asia/Pacific	37,430	45,738	80,386	97,480
Middle East/N. Africa	45,370	32,051	86,583	64,501
Sub-Saharan Africa/Europe	178,939	149,717	336,156	277,969

	363,668	309,822	695,298	599,916
Other operating revenues	4,269	2,096	6,724	6,450

	$367,937	311,918	702,022	606,366

Vessel operating profit:
Americas	$23,675	9,506	43,976	19,698
Asia/Pacific	4,807	7,826	15,096	22,734
Middle East/N. Africa	13,446	6,280	23,569	12,562
Sub-Saharan Africa/Europe	47,261	44,330	64,780	71,426

	89,189	67,942	147,421	126,420
Corporate expenses	(12,891)	(12,484)	(29,446)	(22,951)
Gain on asset dispositions, net	49	1,833	2,189	2,671
Other operating expense	218	(94)	(174)	544

Operating income	$76,565	57,197	119,990	106,684

Foreign exchange gain (loss)	3,017	529	2,928	(1,222)
Equity in net earnings of unconsolidated companies	3,781	3,357	8,201	5,720
Interest income and other, net	538	1,128	1,278	1,847
Loss on early extinguishment of debt	(4,144)	---	(4,144)	---
Interest and other debt costs	(9,918)	(7,148)	(18,831)	(14,735)

Earnings before income taxes	$69,839	55,063	109,422	98,294

Depreciation and amortization:
Americas	$10,833	10,629	20,945	20,721
Asia/Pacific	4,122	4,833	8,647	9,946
Middle East/N. Africa	5,731	4,388	11,337	8,467
Sub-Saharan Africa/Europe	20,581	15,309	39,736	30,802
Corporate	789	888	1,499	1,895

	$42,056	36,047	82,164	71,831

Additions to properties and equipment:
Americas	$8,845	25,118	12,039	41,896
Asia/Pacific	453	5,071	968	5,165
Middle East/N. Africa	770	721	909	1,795
Sub-Saharan Africa/Europe (A)	8,086	36,659	344,557	48,534
Corporate (B)	49,747	44,194	111,597	88,285

	$67,901	111,763	470,070	185,675

(A)	Included in Sub-Saharan Africa/Europe for the six months ended September 30, 2013 is $245.6 million related to vessels acquired through the acquisition of Troms Offshore.

(B)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at September 30, 2013 and March 31, 2013:

(In thousands)	September 30, 2013	March 31, 2013
Total assets:
Americas	$930,475	885,470
Asia/Pacific	487,850	607,546
Middle East/North Africa	584,805	507,124
Sub-Saharan Africa/Europe	2,214,683	1,706,355

	4,217,813	3,706,495
Investments in, at equity, and advances to unconsolidated companies	52,254	46,047

	4,270,067	3,752,542
Corporate (A)	484,512	415,513

	$4,754,579	4,168,055

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At September 30, 2013 and March 31, 2013, $306.7 million and $229.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and six-month periods ended September 30, 2013 and 2012:

Revenue by vessel class	Quarter Ended September 30,				Six Months Ended September 30,
(In thousands)	2013	%	2012	%	2013	%	2012	%
Americas fleet:
Deepwater vessels	$61,811	17%	44,747	14%	116,843	17%	81,027	14%
Towing-supply/supply	30,861	8%	31,109	10%	58,531	8%	65,461	11%
Other	9,257	3%	6,460	2%	16,799	3%	13,478	2%
Total	$101,929	28%	82,316	27%	192,173	28%	159,966	27%
Asia/Pacific fleet:
Deepwater vessels	$19,923	5%	24,592	8%	44,215	6%	49,929	8%
Towing-supply/supply	16,559	5%	20,229	7%	34,281	5%	45,729	8%
Other	948	<1%	917	<1%	1,890	<1%	1,822	<1%
Total	$37,430	10%	45,738	15%	80,386	11%	97,480	16%
Middle East/N. Africa fleet:
Deepwater vessels	$15,732	5%	12,275	4%	31,584	5%	23,559	4%
Towing-supply/supply	28,763	8%	18,859	6%	53,260	8%	38,859	6%
Other	875	<1%	917	<1%	1,739	<1%	2,083	<1%
Total	$45,370	13%	32,051	10%	86,583	13%	64,501	10%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$106,541	29%	67,696	22%	193,792	28%	130,311	22%
Towing-supply/supply	56,772	16%	63,548	20%	111,632	16%	112,560	20%
Other	15,626	4%	18,473	6%	30,732	4%	35,098	6%
Total	$178,939	49%	149,717	48%	336,156	48%	277,969	47%
Worldwide fleet:
Deepwater vessels	$204,007	56%	149,310	48%	386,434	56%	284,826	47%
Towing-supply/supply	132,955	37%	133,745	43%	257,704	37%	262,609	44%
Other	26,706	7%	26,767	9%	51,160	7%	52,481	9%
Total	$363,668	100%	309,822	100%	695,298	100%	599,916	100%

(13)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2012 and determined there was no goodwill impairment.

During the first six months ended September 30, 2013, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

Goodwill by reportable segment at September 30, 2013 and at March 31, 2013 is as follows:

(In thousands)	September 30, 2013	March 31, 2013
Americas	$114,237	114,237
Asia/Pacific	56,283	56,283
Sub-Saharan Africa/Europe	169,462	127,302

	$339,982	297,822

(14)	SALE/LEASEBACK ARRANGEMENTS

In September 2013, the company sold two vessels to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transactions resulted in proceeds to the company of $65.6 million and a deferred gain of $31.3 million. The aggregate carrying value of the two vessels was $34.3 million at the dates of sale. The leases on the vessels will expire on September 30, 2020 and the company has the option to extend each respective bareboat charter agreement for a period of 24 months.

The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the seven year lease terms. The deferred gains will be amortized to gain on asset dispositions, net ratably over the lease term.

Under each sale/leaseback agreement, the company has the right to either re-acquire the two vessels at approximately 55% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, or extend the lease for 24 months at mutually agreeable lease rates. Any deferred gain balance remaining upon the repurchase of the vessel will reduce the vessels’ stated cost after exercising the purchase option.

As of September 30, 2013, the future minimum lease payments for these two vessels under the operating lease terms are as follows:

Fiscal year ending	Amount (In thousands)
Remaining six-months of 2014	$2,794
2015	5,588
2016	5,589
2017	5,589
2018	6,830
Thereafter	17,076

Total future lease payments	$43,466

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2013, and the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity for the three month and six-month periods ended September 30, 2013 and 2012, and of cash flows for the six-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2013

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

About Tidewater

We provide offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater manages and measures its business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe, and has one of the broadest global operating footprints in the offshore energy industry. We operate vessels in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades. At September 30, 2013, the company had 315 vessels (of which 10 were owned by joint ventures, 37 were stacked and one was withdrawn from service) available to serve the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides offshore vessel services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying.

Until their recent sale, the company also operated two shipyards that constructed, upgraded and repaired vessels. The shipyards performed repair work and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. One of the two shipyards was sold during fiscal 2013 and the remaining shipyard was sold during the first quarter of fiscal 2014.

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

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels (AHTS) and platform supply vessels (PSVs) generally require specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. Competition for skilled crew personnel has intensified as new-build support vessels currently under construction increase the number of technologically sophisticated offshore vessels operating worldwide. It is expected that crew costs will likely increase as competition for skilled personnel intensifies.

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required drydocking, it stacks and, in recent years, frequently sells the vessel because it is not permitted to work without regulatory certifications that are current. When the company drydocks an active vessel, the company not only foregoes vessel revenues and incurs drydocking costs, but also continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels may require more frequent and more comprehensive repairs and drydockings, which can be expensive. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive drydockings, even in the early years of a vessel’s useful life, due to the greater relative size and complexity of these vessels. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can create volatility in period to period drydock costs, which are primarily included in repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, making period-to-period comparisons of financial results more difficult.

Although the company attempts to efficiently manage its fleet drydocking schedule, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in drydocking costs and days off hire (due to vessels being drydocked) have contributed to volatility in repair and maintenance costs and vessel revenue. In addition, a number of our more recently constructed vessels are now experiencing their first or second required regulatory drydockings.

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

The company also incurs vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of commissions, training costs and other miscellaneous costs. Commissions are incurred primarily in the company’s non-United States operations where brokers and other intermediaries sometimes assist in obtaining work for the company’s vessels. Commissions paid are generally based on a percentage of the day rates earned on a vessel or vessels and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees, temporary vessel importation fees and any fines or penalties.

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

Sonatide Joint Venture

The company has previously reported that it has been in negotiations with Sonangol regarding a new joint venture agreement for Sonatide, a joint venture between the company and Sonangol that serves the Angolan offshore energy industry. Pending the completion of the new agreement, the joint venture has been operating under a joint venture agreement, extended on several prior occasions, that was last extended through March 31, 2013. Based on the outcome of several meetings that were held during the June and September quarters, the company believes that the substantive issues between the parties have been resolved, and the company has drafted, with Sonangol’s input, a new definitive joint venture agreement that the company believes incorporates those understandings. The new definitive joint venture agreement, which has been executed by the company, is awaiting the signature of Sonangol’s authorized representatives. Accordingly, there is no agreement yet in place. In the interim, Sonatide continues its normal day-to-day operations consistent with the terms of the expired agreement without significant commercial or operational effects resulting from that expiration.

If negotiations relating to the Sonatide joint venture are ultimately unsuccessful, however, the company will work toward an orderly wind up of the joint venture. Based on prior conduct between the parties during this period of uncertainty, we believe that the joint venture would be allowed to honor existing vessel charter agreements through their contract terms. The global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand; however, there would likely be negative financial impacts associated with the wind up of the existing joint venture and the possible redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels at prevailing market day rates.

During the six months ended September 30, 2013, the Sonatide joint venture entered into six new contracts with customers, all of which extend into 2014. During the twelve months ended September 30, 2013, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase in the number of vessels operating in the area.

Tidewater and Sonangol have also continued to evaluate and discuss the impact of a new Foreign Exchange Law for the Angolan Petroleum Sector that became effective as of July 1, 2013. Under the new law, oil companies are required to make all payments for goods and services provided by foreign exchange residents in Angolan Kwanzas into an Angolan bank account. This new requirement could result in the joint venture collecting substantially all of its revenue in Angolan Kwanzas, unless a more efficient structure is agreed to by the joint venture parties. The conversion of Angolan Kwanzas into US Dollars and expatriation of the funds currently involves a lengthy process that results in time delays, currency fluctuation risk and conversion fees as well as possible additional taxes. The joint venture is working to design and implement procedures to conform to the recently enacted law and to develop more efficient cash collection processes; however, the successful implementation of any such processes depends on the new joint venture agreement becoming effective. As discussed below and under Liquidity, Capital Resources and Other Matters, over the last several quarters, the company has experienced a build-up in working capital that it has funded primarily by additional borrowings.

For the six months ended September 30, 2013, Tidewater’s Angolan operations generated vessel revenues of approximately $167.7 million, or 24%, of its consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels that are marketed through the Sonatide joint venture (six of which were stacked on average during the six months ended September 30, 2013), and, for the six months ended September 30, 2012, generated vessel revenues of approximately $134.3 million, or 22%, of consolidated vessel revenue, from an average of approximately 86 Tidewater-owned vessels (11 of which were stacked on average during the six months ended September 30, 2012.

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture.

As of September 30, 2013 and March 31, 2013, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $53 million and $46 million, respectively.

Included in trade and other receivables at September 30, 2013 is approximately $280 million related to Sonatide, including cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers which are expected to be remitted to the company through Sonatide after a new joint venture agreement is signed by Sonangol.

Included in accrued expenses at September 30, 2013 is approximately $70 million due to Sonatide for commissions payable (approximately $24 million) and other costs paid by Sonatide on behalf of the company.

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

As of August 20, 2012, more than 50% of the world’s vessel tonnage ratified the Convention, meeting the requisites for the Convention to become law effective August 20, 2013 for the first 30 countries that ratified as of August 2012. Since then, additional countries have ratified the Convention and their effective dates for enforcement will be one year from their respective dates of ratification.

Presently, the 51 countries that have ratified are: Antigua and Barbuda, Australia, Bahamas, Barbados, Belgium, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Fiji, Finland, France, Gabon, Germany, Ghana, Greece, Hungary, Japan, Kiribati, Latvia, Lebanon, Liberia, Lithuania, Luxembourg, Malaysia, Malta, Marshall Islands, Morocco, Netherlands, Nigeria, Norway, Palau, Panama, Philippines, Poland, Russian Federation, Saint Kitts and Nevis, St. Vincent and the Grenadines, Serbia, Singapore, South Africa, Spain, Sweden, Switzerland, Togo, Tuvalu, United Kingdom, and Vietnam. Notably, although Fiji, Gabon, Hungary and Lebanon have submitted instruments of ratification, their respective registrations for Member state social protection benefits are still pending.

Because the company has steadfastly maintained that this Convention is unnecessary in light of existing international labor laws that offer substantial equivalency to the labor provisions of the Convention, the company actively worked with its flag states and industry representatives to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. The company is presently undergoing Convention certification on its vessels on an “as needed” priority basis linked to dates of enforcement by countries, drydock transits, or ocean voyages.

The company continues to assess its global seafarer labor relationships and to review its fleet operational practices in light of the Convention requirements. Where the Convention applies, the company and its customers’ operations may be negatively affected by future compliance costs which cannot be reasonably estimated at this time.

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

The price of crude oil decreased slightly during the beginning of our fiscal year due to lower than expected worldwide demand during the first half of 2013 but has rebounded during the current quarter. This rebound is due to intermittent recovery in European markets and improvements in the U.S. economy, and, as a result, analysts believe that this will result in modest growth in emerging markets such as China and Brazil. It should be noted, however, that improvements in the U.S. economy are fragile and are hinged upon debt ceiling negotiations and decisions made by the Federal Reserve Board in regards to monetary policy. Overall crude demand is expected to increase during the remaining months of calendar year 2013 and into 2014 as a consequence of these worldwide economic improvements.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for and the price of crude oil, which in early October 2013, was trading around $103 per barrel for West Texas Intermediate (WTI) crude and around $110 per barrel for Intercontinental Exchange (ICE) Brent crude. These elevated crude oil prices generally bode well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels, both in the various global markets and the deepwater sectors of the U.S. GOM.

During fiscal 2014, natural gas prices have trended lower primarily due to increased supply, which has resulted in increases in natural gas inventories. Causes of the lower demand in natural gas include milder weather patterns and a reduction in the number of nuclear power plant outages. In particular, the continuing rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) exporting facilities around the world have contributed to an oversupplied natural gas market. As of the beginning of October 2013, natural gas was trading in the U.S. at approximately $3.70 per Mcf which is down from approximately $4.00 per Mcf in March 2013. Oversupplied natural gas inventories in the U.S. continue to exert downward pricing pressures on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High onshore gas production along with a prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would suppress demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource).

Certain oil and gas industry analysts are reporting in their 2013 E&P expenditures (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase by at least 7% over calendar year 2012 levels. The surveys forecast that international capital spending budgets will increase approximately 9% while North American capital spending budgets are forecast to increase less than 1% as compared to prior year. It is anticipated by these analysts that the North American capital budget increases will primarily be spent onshore rather than offshore, while international E&P spending is expected to be largely offshore, with the strongest markets expected to include Latin America, the Middle East, Russia, Europe and Asia. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $85 WTI and $98 Brent average prices per barrel of oil. E&P companies are estimated to be using an approximate $3.47 per Mcf average natural gas price for their 2013 capital budgets and natural gas directed drilling is forecast to decline in 2013.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also a source of potential growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published by IHS-Petrodata at the beginning of October 2013 indicate that the worldwide movable offshore drilling rig count, estimated at approximately 900 rigs, approximately 34% of which are designed to operate in deeper waters, will increase with the delivery within the next several years of approximately 230 new-build offshore rigs that are on order and under construction. Of the estimated 900 movable offshore rigs worldwide, approximately 700 are working as of September 30, 2013, approximately 36% of which are designed to operate in deeper waters. It is further estimated that approximately 45% of the new-build rigs are being built to operate in deeper waters, suggesting that the total population of deepwater working rigs could grow to 38% of the working rig population if all new-build rigs are incremental working rigs. Investment is also being made in the floating production unit market, with approximately 52 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 365 floating production units already in existence worldwide.

In addition to the increase in deepwater drilling activity, shallow-water exploration and production activity has also increased during the last 12 months. According to IHS-Petrodata, at approximately 397 working jack-up rigs as of October 2013, the number of working jack-up rigs in recent weeks represents an increase of approximately 12% from the number of jack-ups working a year ago. Orders for new jack-up rigs have also increased approximately 30% over the last 12 months to approximately 120 jack-up rigs, nearly all of which are scheduled for delivery in the next three years.

According to IHS-Petrodata, there were 430 new-build offshore support vessels (deepwater platform supply vessels, deepwater AHTS vessels and towing-supply vessels only) under construction as of October 2013, most of which are expected to be delivered to the worldwide offshore vessel market within the next two years. Also as of October 2013, the worldwide fleet of these classes of vessels is estimated at approximately 3,000 vessels, of which Tidewater estimates more than 10% are currently stacked.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 730 vessels, or 25%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, approximately 40% of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2014 Second Quarter Business Highlights

During the first half of fiscal 2014, the company continued its focus on maintaining its competitive advantages and its market share in markets where it operates and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled vessel downtime, and maintaining disciplined cost control.

On June 4, 2013, the company, through a subsidiary, acquired Troms Offshore Supply AS, a Norwegian company (Troms Offshore). At the time of the acquisition, Troms Offshore owned four deepwater PSVs, and had two additional deepwater PSVs under construction, one of which was delivered shortly after the acquisition. The purchase price (not including transaction costs) included a $150.0 million cash payment to the shareholders of Troms Offshore and the assumption of approximately $261.3 million of combined Troms Offshore obligations, comprised of net interest-bearing debt and the remaining installment payments due on vessels under construction. The company has performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $42.2 million of goodwill, all of which was allocated to our Sub-Saharan Africa/Europe segment. The allocation is preliminary and based on estimates and assumptions that as subject to change within the purchase price allocation period (generally one year from the acquisition date).

At September 30, 2013, the company had 304 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 11.0 years.

The company’s consolidated net earnings for the first six months of fiscal 2014 increased 14%, or $10.0 million, as compared to the same period in fiscal 2013, primarily due to an approximate 16% increase in total revenues, which was partially offset by a 17%, or $57.5 million, increase in vessel operating costs, a 14%, or $10.3 million, increase in depreciation expense and a 17%, or $14.0 million, increase in general and administrative expenses. The company recorded $702.0 million in revenues during the first six months of fiscal 2014, which is an increase of $95.7 million over the revenue earned during the same period of fiscal 2013, primarily due to a 17% increase in our total worldwide fleet average day rates attributable to the operation of newer and more sophisticated vessels in a generally improving market environment and $24.1 million in revenues contributed from Troms Offshore, which was acquired in June of 2013.

Vessel revenues generated by the company’s Americas segment increased approximately 20%, or $32.2 million, during the first six months of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to a $35.8 million and $3.3 million increase in revenues earned on the deepwater and other class of vessels, respectively. These increases in revenue were partially offset by a $6.9 million decrease in revenue generated by the towing-supply/supply class of vessels during the same comparable periods. Americas-based vessel operating costs increased 7%, or $7.2 million, during the first six months of fiscal 2014 as compared to the same period in fiscal 2013.

Vessel revenues generated by our Asia/Pacific segment decreased 18%, or $17.1 million, during the first six months of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to a decrease in the number of towing-supply/supply vessels operating in this segment because of vessels transferring to other segments and because of vessel sales. Vessel operating costs for the Asia/Pacific segment decreased 14%, or $7.7 million, during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment increased 34%, or $22.1 million, during the first six months of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to deepwater and towing-supply/supply vessels mobilizing to the area. Vessel operating costs for the Middle East/North Africa segment increased 21%, or $7.5 million, during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment increased 21%, or $58.2 million, during the first six months of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to a 20% increase in average day rates and an increase in the number of vessels mobilizing to the area. Vessel operating costs for the Sub-Saharan Africa/Europe segment increased 35%, or $50.5 million, during the same comparative periods, primarily due to increased repair and maintenance expense and an increase in the number of vessels operating in the segment.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and six-month periods ended September 30, 2013 and 2012 and for the quarter ended June 30, 2013:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2013	%	2012	%	2013	%	2012	%	2013	%
Vessel revenues:
Americas	$101,929	28%	82,316	27%	192,173	28%	159,966	27%	90,244	27%
Asia/Pacific	37,430	10%	45,738	15%	80,386	12%	97,480	16%	42,956	13%
Middle East/N. Africa	45,370	13%	32,051	10%	86,583	12%	64,501	11%	41,213	13%
Sub-Saharan Africa/Europe	178,939	49%	149,717	48%	336,156	48%	277,969	46%	157,217	47%

	$363,668	100%	309,822	100%	695,298	100%	599,916	100%	331,630	100%

Vessel operating costs:
Crew costs	$100,767	28%	90,811	29%	193,999	28%	178,115	30%	93,232	28%
Repair and maintenance	38,996	11%	32,754	11%	87,089	13%	59,978	10%	48,093	14%
Insurance and loss reserves	3,926	1%	3,810	1%	9,946	1%	9,161	2%	6,020	2%
Fuel, lube and supplies	19,354	5%	19,269	6%	38,159	5%	37,012	6%	18,805	6%
Other	32,273	9%	26,008	9%	62,284	9%	49,722	8%	30,011	9%

	$195,316	54%	172,652	56%	391,477	56%	333,988	56%	196,161	59%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), brokered vessels and other miscellaneous marine-related activities for the quarters and the six-month periods ended September 30, 2013 and 2012 and for the quarter ended June 30, 2013:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2013	2012	2013	2012	2013
Other operating revenues	$4,269	2,096	6,724	6,450	2,455
Costs of other operating revenues	4,040	1,585	6,060	5,108	2,020

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and six-month periods ended September 30, 2013 and 2012 and for the quarter ended June 30, 2013.

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2013	%	2012	%	2013	%	2012	%	2013	%
Vessel operating costs:
Americas:
Crew costs	$31,389	31%	29,610	36%	59,230	31%	57,357	36%	27,841	31%
Repair and maintenance	11,750	11%	10,725	13%	20,608	11%	18,837	12%	8,858	10%
Insurance and loss reserves	597	1%	761	1%	2,498	1%	2,189	1%	1,901	2%
Fuel, lube and supplies	5,901	6%	5,108	6%	9,454	5%	10,320	6%	3,553	4%
Other	7,203	7%	6,008	7%	13,673	7%	9,551	6%	6,470	7%

	56,840	56%	52,212	63%	105,463	55%	98,254	61%	48,623	54%
Asia/Pacific:
Crew costs	$14,567	39%	19,793	43%	30,221	38%	38,322	39%	15,654	36%
Repair and maintenance	3,910	10%	3,019	7%	6,022	8%	5,627	6%	2,112	5%
Insurance and loss reserves	350	1%	425	1%	1,000	1%	527	1%	650	2%
Fuel, lube and supplies	2,410	6%	3,274	7%	5,129	6%	6,447	7%	2,719	6%
Other	3,211	9%	2,289	5%	5,565	7%	4,743	5%	2,354	6%

	24,448	65%	28,800	63%	47,937	60%	55,666	58%	23,489	55%
Middle East/N. Africa:
Crew costs	$11,545	25%	9,241	29%	22,009	26%	18,901	29%	10,464	25%
Repair and maintenance	3,638	8%	2,911	9%	6,926	8%	5,470	8%	3,288	8%
Insurance and loss reserves	1,216	3%	625	2%	2,018	2%	1,531	2%	802	2%
Fuel, lube and supplies	2,372	5%	2,925	9%	6,240	7%	5,027	8%	3,868	9%
Other	3,082	7%	1,690	5%	5,799	7%	4,522	7%	2,717	7%

	21,853	48%	17,392	54%	42,992	50%	35,451	54%	21,139	51%
Sub-Saharan Africa/Europe:
Crew costs	$43,266	24%	32,167	21%	82,539	25%	63,535	23%	39,273	25%
Repair and maintenance	19,698	11%	16,099	11%	53,533	16%	30,044	11%	33,835	22%
Insurance and loss reserves	1,763	1%	1,999	1%	4,430	1%	4,914	2%	2,667	2%
Fuel, lube and supplies	8,671	5%	7,962	5%	17,336	5%	15,218	5%	8,665	5%
Other	18,777	11%	16,021	11%	37,247	11%	30,906	11%	18,470	12%

	92,175	52%	74,248	49%	195,085	58%	144,617	52%	102,910	66%

Total operating costs	$195,316	54%	172,652	56%	391,477	56%	333,988	56%	196,161	59%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and six-month periods ended September 30, 2013 and 2012 and the quarter ended June 30, 2013:

	Quarter Ended September 30,						Six Months Ended September 30,						Quarter Ended June 30,
(In thousands)	2013	%		2012	%		2013	%		2012	%		2013	%
Vessel operating profit:
Americas	$23,675	6%		9,506	3%		43,976	6%		19,698	3%		20,301	6%
Asia/Pacific	4,807	1%		7,826	3%		15,096	2%		22,734	4%		10,289	3%
Middle East/N. Africa	13,446	4%		6,280	2%		23,569	4%		12,562	2%		10,123	3%
Sub-Saharan Africa/Europe	47,261	13%		44,330	14%		64,780	9%		71,426	12%		17,519	5%

	89,189	24%		67,942	22%		147,421	21%		126,420	21%		58,232	17%
Corporate expenses	(12,891)	(4%	)	(12,484)	(4%	)	(29,446)	(4%	)	(22,951)	(4%	)	(16,555)	(5%	)
Gain on asset dispositions, net	49	<1%		1,833	1%		2,189	<1%		2,671	<1%		2,140	1%
Other operating expenses	218	<1%		(94)	(<1%	)	(174)	(<1%	)	544	<1%		(392)	(<1%	)

Operating income	76,565	21%		57,197	18%		119,990	17%		106,684	17%		43,425	13%

Foreign exchange gain (loss)	3,017	1%		529	<1%		2,928	<1%		(1,222)	(<1%	)	(89)	(<1%	)
Equity in net earnings of unconsolidated companies	3,781	1%		3,357	1%		8,201	1%		5,720	1%		4,420	1%
Interest income and other, net	538	<1%		1,128	<1%		1,278	<1%		1,847	<1%		740	<1%
Loss on early extinguishment of debt	(4,144)	(1%	)	---	---		(4,144)	(<1%	)	---	---		---	---
Interest and other debt costs	(9,918)	(3%	)	(7,148)	(2%	)	(18,831)	(3%	)	(14,735)	(2%	)	(8,913)	(3%	)

Earnings before income taxes	$69,839	19%		55,063	18%		109,422	16%		98,294	16%		39,583	12%

Americas Segment Operations. Americas-based vessel revenues increased 24%, or $19.6 million and 20%, or $32.2 million, respectively, during the quarter and six month periods ended September, 30 2013, respectively, as compared to the same periods of the prior fiscal year, due primarily to revenues earned on deepwater vessels which increased $17.1 million, or 38%, and $35.8 million, or 44%, respectively. The increase in deepwater revenues during the quarter and six month periods ended September 30, 2013 as compared to the same periods in fiscal 2013 is the result of a 12% and 14% increase in average day rates, respectively, and an increase in the number of vessels operating in the Americas segment which were transferred from other segments because of the increased demand for deepwater drilling services in Brazil and the U.S. Gulf of Mexico during the current fiscal year. Revenues earned on the other vessel class increased 43%, or $2.8 million during the quarter ended September 30, 2013 and 25%, or $3.3 million, during the six month period ended September 30, 2013, as compared to the same periods in the prior fiscal year, due to increase in average day rates of 29% and 23%, respectively, as well as increases in utilization rates of 19 and 10 percentage points, respectively. Revenues from towing-supply/supply vessels during the quarters ended September 30, 2013 and 2012 were comparable, however, revenues from towing-supply/supply vessels for the first six months of fiscal 2014 decreased 11%, or $6.9 million, as compared to the first six months of fiscal 2013 due to a five percentage point decrease in utilization rates.

At the beginning of fiscal 2014, the company had 26 Americas-based stacked vessels. During the first six months of fiscal 2014, the company stacked three additional vessels, returned one vessel to service from the previously stacked vessel fleet and sold six vessels from the previously stacked vessel fleet, resulting in a total of 22 stacked Americas-based vessels as of September 30, 2013.

Operating profit for Americas-based vessels increased 149%, or $14.2 million, and 123%, or $24.3 million, respectively, during the quarter and six-month periods ended September 30, 2013, respectively, as compared to the same periods in fiscal 2013, primarily due to higher revenues, which were partially offset by a 9% or $4.6 million and 7%, or $7.2 million, respectively, increase in vessel operating costs (primarily crew costs, repairs and maintenance costs and other vessel costs).

Crew costs increased 6%, or $1.8 million and 3%, or $1.9 million, respectively, during the quarter and six-month period ended September 30, 2013, as compared to the same periods during fiscal 2013, due to an increase in the number of deepwater vessels operating in the segment. Repair and maintenance costs increased 10% or $1.0 million, and 10%, or $1.8 million, respectively, during the quarter and six-month period ended September 30, 2013, as compared to the same periods during fiscal 2013, due to a greater number of drydockings being performed during the current periods.

Other vessel costs increased 20% and 43%, or $1.2 million and $4.1 million, respectively, during the quarter and six-month period ended September 30, 2013, as compared to the same periods during fiscal 2013, due primarily attributable to vessels deliveries into the segment during the current period.

Americas-based vessel revenues increased 13%, or $11.7 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, primarily due to higher revenues earned on the deepwater and towing-supply/supply vessels. Revenues from the deepwater increased 12%, or $6.8 million, during the same comparative periods, primarily due to an increased number of deepwater vessels operating in the segment which were transferred in from other segments because of the increasing demand for deepwater drilling services in Brazil and the U.S. Gulf of Mexico. In addition, revenues from towing-supply/supply vessels increased 12%, or $3.2 million, during the same comparative periods, due to a six percentage point increase in utilization rates.

Operating profit for the Americas-based vessels increased 17%, or $3.4 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, primarily due to higher revenues, partially offset by a 17%, or $8.2 million, increase in vessel operating costs (primarily crew costs, repairs and maintenance costs and fuel, lube and supplies costs).

Crew costs increased 13%, or $3.5 million, during the same comparative periods, due to an increase in the number of vessels operating in the segment. Repair and maintenance costs increased 33%, or $2.9 million, during the same comparative periods, due to a greater number of drydockings performed during the current period and to prepare vessels that had been transferred in from other segments for new contracts. Fuel, lube and supplies costs increased 66%, or $2.3 million, during the same comparative periods, due to a higher number of vessels mobilizing into the segment.

Asia/Pacific Segment Operations. Asia/Pacific-based vessel revenues decreased 18%, or $8.3 million, and 18%, or $17.1 million, respectively, during the quarter and six months ended September 30, 2013, as compared to the quarter and six months ended September 30, 2012, primarily due to lower revenues from both the towing-supply/supply and deepwater vessel classes. Revenues from towing-supply/supply vessels decreased 18%, or $3.7 million, and 25%, or $11.4 million, respectively, during the quarter and six months ended September 30, 2013 as compared to the same comparative periods of fiscal 2013. Revenues from deepwater vessels also decreased 19%, or $4.7 million and 11%, or $5.7 million, respectively, during the same respective comparative periods. Decreases among both vessel classes are attributable to vessel transferring to other segments where market opportunities are currently more robust.

At the beginning of fiscal 2014, the company had nine Asia/Pacific-based stacked vessels. During the first six months of fiscal 2014, the company sold five vessels from the previously stacked vessel fleet and stacked no additional vessels, resulting in a total of four stacked Asia/Pacific-based vessels as of September 30, 2013.

Operating profit for the Asia/Pacific-based vessels decreased 39%, or $3.0 million and 34%, or $7.6 million, respectively, during the quarter and six-month periods ended September 30, 2013, as compared to the same periods in fiscal 2013. Decreased vessel revenues were partially offset by a 15%, or $4.4 million and 14%, or $7.7 million, respectively, decrease in vessel operating costs (primarily crew costs) and a decrease in depreciation expense during the same quarter and six-month comparative periods.

Crew costs decreased 26%, or $5.2 million, and 21%, or $8.1 million, respectively, during the quarter and six-month periods ended September 30, 2013, as compared to same periods during fiscal 2013, and depreciation expense decreased 15%, or $0.7 million, and 13%, or $1.3 million, respectively, during the same quarter and six-month comparative periods due to fewer vessels operating in the segment as a result of vessels transferring into other segments.

Asia/Pacific-based vessel revenues decreased 13%, or $5.5 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, primarily due to a decrease in revenues earned on the deepwater vessels. Deepwater vessel revenue decreased 18%, or $4.4 million, during the same comparative period, due to a 13 percentage point decrease in utilization rates.

Operating profit for the Asia/Pacific-based vessels decreased 53%, or $5.5 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, and is primarily attributable to lower revenues and a 4%, or $1.0 million, increase in vessel operating costs (primarily repairs and maintenance costs). Repairs and maintenance costs increased 85%, or $1.8 million, during the same comparative periods, due to an increase in the number of drydockings during the second quarter.

Middle East/North Africa Segment Operations. Middle East/North Africa-based vessel revenues increased 42% or $13.3 million and 34%, or $22.1 million, respectively, during the quarter and six-month periods ended September 30, 2013, as compared to the same periods during fiscal 2013, due to increased revenues on the towing-supply/supply and deepwater vessels. Towing-supply/supply vessel revenue increased 53% or $9.9 million and 37%, or $14.4 million, respectively, during the quarter and six-month periods ended September 30, 2013, as compared to the same periods during fiscal 2013, due to a 26% and 27% respective increase in average day rates, a 15 and five respective percentage point increases in utilization rates, as well as an increase in the number of vessels operating in the segment. Deepwater vessel revenue increased 28% or $3.5 million, and 34%, or $8.0 million, respectively, during the quarter and six month periods ended September 30, 2013, due to a 21% and 16% respective increase in average day rates as well as an increase in the number of vessels operating in the segment during the comparative periods. Increases in dayrates and overall utilization in Middle East/North Africa segment is primarily the result of increased operations in the Mediterranean Sea and offshore Saudi Arabia since the prior fiscal year.

At the beginning of fiscal 2014, the company had six Middle East/North Africa-based stacked vessels. During the first six months of fiscal 2014, the company sold all six of these vessels and stacked no additional vessels.

Middle East/North Africa-based vessel operating profit increased 114%, or $7.2 million and 88%, or $11.0 million, respectively, during the quarter and six-month periods ended September 30, 2013, as compared to the same periods during fiscal 2013, primarily due to higher revenues, which were partially offset by a 26% or $4.5 million, and 21%, or $7.5 million, respective increase in vessel operating costs (primarily crew costs and other vessel costs) and an increase in depreciation expense during the same comparative periods.

Crew costs increased 25%, or $2.3 million and 16%, or $3.1 million, respectively, during the quarter and six-month periods ended September 30, 2013, as compared to the same periods during fiscal 2013, primarily due to an increase number of vessels operating in the segment which was the result of the transfer of vessels from other segments. Other vessel costs increased 82%, or $1.4 million and 28%, or $1.3 million, respectively, during the same comparative periods, as a result of an increase in provisioning and similar costs related to an increase in the number of vessels operating in the segment. Depreciation expense increased 31% or $1.3 million, and 34%, or $2.9 million, respectively, during the same comparative periods, also due to an increase in the number of vessels operating in the segment.

Middle East/North Africa-based vessel revenues increased 10% or $4.2 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, primarily due to higher revenues earned on the towing-supply/supply vessels. Revenues earned on the towing-supply/supply vessels increased 17%, or $4.3 million, during the same comparative periods, due to a 14 percentage point increase in utilization rates as a result of ships working during the second quarter of fiscal 2014 which were offhire and/or in drydock for a portion of the previous quarter.

Operating profit for the Middle East/North Africa-based vessels increased 33%, or $3.3 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, primarily due to higher revenues, partially offset by a 3%, or $0.7 million, increase in vessel operating costs (primarily crew costs). Crew costs increased 10%, or $1.1 million during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, due to an increase number of vessels operating in the segment which was the result of the transfer of vessels from other segments.

Sub-Saharan Africa/Europe Segment Operations. Sub-Saharan Africa/Europe-based vessel revenues increased 20%, or $29.2 million, during the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013, primarily due to higher revenues earned on the deepwater vessels. Revenues from deepwater vessels increased 57%, or $38.8 million, during the same comparative period, due to a 20% increase in average day rates due to the use of newer, higher spec equipment which has been moved into the area to meet customer needs as older vessels were transferred to other segments or stacked. Revenues from deepwater vessels during the quarter ended September 30, 2013 also included $20.7 million from vessels related to the June 2013 acquisition of Troms Offshore. Revenues from the towing-supply/supply vessels decreased 11%, or $6.8 million, during the same comparative periods, due to retroactive rate increases on certain vessel charter agreements that were recorded as vessel revenue in the second quarter of fiscal 2013. Revenues from the other class of vessels decreased 15%, or $2.8 million, during the same comparative period, due to a 9% decrease in average day rates and a seven percentage point decrease in utilization rates.

Sub-Saharan Africa/Europe-based vessel revenues increased 21%, or $58.2 million, during the six-month period ended September 30, 2013 as compared to the six-month period ended September 30, 2012, primarily due to higher revenues earned on the deepwater vessels. Revenues earned on the deepwater vessels increased 49%, or $63.5 million, during the same comparative periods, due to a 21% increase in average day rates attributable to the use of newer, higher spec equipment which has been moved into the area to meet customer needs as older vessels were transferred to other segments or stacked. Revenues from deepwater vessels for the first half of fiscal 2014 also included $24.1 million from vessels related to the June 2013 acquisition of Troms Offshore. Revenues earned on the other class of vessels decreased 12%, or $4.4 million, during the same comparative periods, due to a 5% decrease in average day rates and a seven percentage point decrease in utilization rates.

At the beginning of fiscal 2014, the company had 10 Sub-Saharan Africa/Europe-based stacked vessels. During the first half of fiscal 2014, the company stacked three additional vessels, sold one previously stacked vessel and returned to service one vessel from the previously stacked vessel fleet, resulting in a total of 11 stacked Sub-Saharan Africa/Europe-based vessels as of September 30, 2013.

Sub-Saharan Africa/Europe-based vessel operating profit increased 7%, or $2.9 million, during the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013, primarily due to higher revenues which were partially offset by a 24%, or $17.9 million, increase in vessel operating costs (crew costs, repair and maintenance costs and other vessel costs), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 35%, or $11.1 million, during the second quarter of fiscal 2014 as compared to the second quarter of fiscal 2013, due to a greater number of crew personnel assigned to this segment related to an increase in the number of deepwater vessels and towing-supply/supply vessels operating in the segment. Repair and maintenance costs increased 22%, or $3.6 million, during the same comparative periods, due to a greater number of drydockings and major repairs during the current period. Other vessel costs increased 17%, or $2.8 million, during the same comparative periods, due to an increase in brokers’ commissions because of the increased number of vessels in the segment. Depreciation expense increased 34%, or $5.3 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment including vessels from the Troms Offshore acquisition. General and administrative expenses increased 27%, or $3.5 million, during the same comparative periods, due to increases in administrative payroll (in part related to the acquisition of Troms Offshore).

Sub-Saharan Africa/Europe-based vessel operating profit decreased 9%, or $6.6 million, during the six-month period ended September 30, 2013 as compared to the six-month period ended September 30, 2012, primarily due to a 35%, or $50.5 million, increase in vessel operating costs (primarily crew costs, repairs and maintenance costs and other vessel costs), an increase in depreciation expense and an increase in general and administrative expenses, partially offset by higher revenues.

Crew costs increased 30%, or $19.0 million, during the six-month period ended September 30, 2013 as compared to the six-month period ended September 30, 2012, primarily due to a greater number of crew personnel assigned to this segment related to an increase in the number of both deepwater vessels and towing-supply/supply vessels operating in the segment. Repair and maintenance costs increased 78%, or $23.5 million, during the same comparative periods, due to a greater number of drydockings and major repairs during the current period. Other vessel costs increased 21%, or $6.3 million, during the same comparative periods, due to an increase in brokers’ commissions related to the increased number of vessels in the segment. Depreciation expense increased 29%, or $8.9 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment including vessels from the Troms Offshore acquisition. General and administrative expenses increased 25%, or $6.2 million, during the same comparative periods, due to increases in administrative payroll (in part related to the acquisition of Troms Offshore).

Sub-Saharan Africa/Europe-based vessel revenues increased 14%, or $21.7 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, primarily due to higher revenues earned on the deepwater vessels. Revenue earned on the deepwater vessels increased 22%, or $19.3 million, during the same comparative periods, due the inclusion of a full quarter of revenues related to the acquired Troms Offshore vessels, a 10% increase in average day rates and a ten percentage point increase in utilization rates attributable to the higher than is typical number of large vessels in dry dock in the first quarter of fiscal 2014.

Sub-Saharan Africa/Europe-based vessel operating profit increased 170%, or $29.7 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, due to higher revenues and a 10%, or $10.7 million, decrease in vessel operating costs (primarily repair and maintenance costs), partially offset by an increase in depreciation expense.

Repair and maintenance costs decreased 42%, or $14.1 million, during the second quarter of fiscal 2014 as compared to the first quarter of fiscal 2014, primarily due to a fewer number of drydockings performed during the current period. Depreciation expense increased 8%, or $1.4 million, during the same comparative periods, due to an increase in the number of vessels operating in the segment.

Other Items. Insurance and loss reserves expense were comparable during the quarter and six-month periods ended September 30, 2013, as compared to the same periods during fiscal 2013. Insurance and loss reserves expense decreased $2.1 million, or 35%, during the quarter ended September 30, 2013 as compared to the first quarter of fiscal 2014 primarily due to downward adjustments to case-based and other reserves.

Gain on asset dispositions, net for the first half of fiscal 2014 decreased $0.5 million, or 18%, as compared to the same period in fiscal 2013. A comparable amount of gains on vessel sales were recognized during the comparative periods; however, the company recorded an additional $0.5 million in asset impairments during the six months ended September 30, 2013.

Gain on asset dispositions, net for the second quarter of fiscal 2014 decreased $1.8 million, or 97%, as compared to the same period in fiscal 2013, primarily due to a higher number of vessel sales during the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2014.

Gain on asset dispositions, net, for the second quarter of fiscal 2014 was $2.1 million, or 98%, lower in the than the first quarter of fiscal 2014, due to a greater number of vessels sold during the first quarter of fiscal 2014. In addition, a gain related to the sale of a shipyard was also recognized in the first quarter of fiscal 2014.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and six-month periods ended September 30, 2013 and 2012, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Amount of impairment incurred	$175	790	4,047	3,564
Combined fair value of assets incurring impairment	161	1,192	4,466	8,602

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (one vessel at September 30, 2013) or vessels owned by joint ventures (10 vessels at September 30, 2013).

The following tables compare revenues, day-based vessel utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30, 2013 and 2012 and the quarter ended June 30, 2013:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2013	2012	2013	2012	2013
REVENUES BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater vessels	$61,811	44,747	116,843	81,027	55,032
Towing-supply/supply	30,861	31,109	58,531	65,461	27,670
Other	9,257	6,460	16,799	13,478	7,542
Total	$101,929	82,316	192,173	159,966	90,244
Asia/Pacific fleet:
Deepwater vessels	$19,923	24,592	44,215	49,929	24,292
Towing-supply/supply	16,559	20,229	34,281	45,729	17,722
Other	948	917	1,890	1,822	942
Total	$37,430	45,738	80,386	97,480	42,956
Middle East/N. Africa fleet:
Deepwater vessels	$15,732	12,275	31,584	23,559	15,852
Towing-supply/supply	28,763	18,859	53,260	38,859	24,497
Other	875	917	1,739	2,083	864
Total	$45,370	32,051	86,583	64,501	41,213
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$106,541	67,696	193,792	130,311	87,251
Towing-supply/supply	56,772	63,548	111,632	112,560	54,860
Other	15,626	18,473	30,732	35,098	15,106
Total	$178,939	149,717	336,156	277,969	157,217
Worldwide fleet:
Deepwater vessels	$204,007	149,310	386,434	284,826	182,427
Towing-supply/supply	132,955	133,745	257,704	262,609	124,749
Other	26,706	26,767	51,160	52,481	24,454
Total	$363,668	309,822	695,298	599,916	331,630

UTILIZATION:
Americas fleet:
Deepwater vessels	72.3%	70.7	74.9	72.1	77.8
Towing-supply/supply	49.5	48.2	46.3	50.8	43.3
Other	91.6	72.5	86.8	76.5	82.2
Total	63.9%	58.6	62.0	60.9	60.1
Asia/Pacific fleet:
Deepwater vessels	80.1%	81.2	86.4	87.4	92.7
Towing-supply/supply	73.0	52.2	68.5	53.6	64.5
Other	100.0	100.0	100.0	74.1	100.0
Total	75.8%	58.7	73.9	60.7	72.2
Middle East/N. Africa fleet:
Deepwater vessels	81.2%	91.8	86.1	92.7	91.3
Towing-supply/supply	86.1	71.2	79.1	74.2	72.1
Other	81.8	34.5	57.9	38.4	44.7
Total	84.7%	69.9	78.9	72.4	73.3
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	88.8%	83.0	84.0	83.6	79.3
Towing-supply/supply	66.8	67.8	67.2	64.1	67.6
Other	72.5	79.9	71.4	78.2	70.2
Total	75.0%	75.4	73.4	73.3	71.8
Worldwide fleet:
Deepwater vessels	81.9%	79.8	81.6	81.4	81.2
Towing-supply/supply	66.3	59.9	63.5	60.0	60.8
Other	77.3	74.7	74.4	74.4	71.5
Total	73.2%	67.8	71.0	68.1	68.8

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2013	2012	2013	2012	2013
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater vessels	$31,953	28,450	30,894	27,213	29,786
Towing-supply/supply	15,520	14,103	15,348	14,120	15,161
Other	7,843	6,094	7,423	6,038	6,965
Total	$19,974	17,012	19,493	16,247	18,977
Asia/Pacific fleet:
Deepwater vessels	$37,812	42,037	38,610	36,411	39,291
Towing-supply/supply	12,430	12,663	12,729	13,491	13,022
Other	10,300	9,972	10,326	9,959	10,353
Total	$19,184	20,109	19,990	19,717	20,749
Middle East/N. Africa fleet:
Deepwater vessels	$22,195	18,359	21,685	18,624	21,202
Towing-supply/supply	12,440	9,857	12,498	9,834	12,567
Other	4,750	4,812	4,750	4,946	4,750
Total	$14,156	11,561	14,231	11,441	14,316
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$30,244	25,235	28,950	23,919	27,514
Towing-supply/supply	15,737	15,721	15,563	14,707	15,386
Other	4,779	5,236	4,830	5,063	4,883
Total	$17,206	14,602	16,617	13,875	15,993
Worldwide fleet:
Deepwater vessels	$30,481	27,102	29,549	25,749	28,572
Towing-supply/supply	14,389	13,705	14,364	13,377	14,338
Other	5,651	5,496	5,576	5,373	5,496
Total	$17,603	15,384	17,299	14,827	16,976

The utilization, average day rates and the number of the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) for the quarters and six-month periods ended September 30, 2013 and 2012 and the quarter ended June 30, 2013 were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2013	2012	2013	2012	2013
UTILIZATION:
Deepwater vessels
Platform supply vessels	84.6%	84.6	84.3	85.3	84.0
Anchor handling towing supply	87.9	79.3	91.9	86.5	95.9
Towing-supply/supply	85.7	87.6	83.7	88.4	81.7
Other	73.2	80.3	73.3	79.5	73.3
Total	82.7%	84.7	82.0	85.5	81.2

AVERAGE VESSEL DAY RATES:
Deepwater vessels
Platform supply vessels	$31,053	27,224	29,911	25,662	28,689
Anchor handling towing supply	28,885	30,226	29,236	29,516	29,561
Towing-supply/supply	14,484	14,456	14,538	14,059	14,595
Other	5,635	5,868	5,739	5,764	5,843
Total	$18,637	16,660	18,303	16,064	17,955

AVERAGE VESSEL COUNT:
Deepwater vessels
Platform supply vessels	73	57	71	56	69
Anchor handling towing supply	11	11	11	11	11
Towing-supply/supply	103	101	103	101	103
Other	52	49	52	49	53
Total	239	218	237	217	236

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the six-month periods ended September 30, 2013 and 2012 and for the quarter ended June 30, 2013:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2013	2012	2013	2012	2013
Americas fleet:
Deepwater vessels	30	24	28	23	27
Towing-supply/supply	44	50	45	50	46
Other	14	16	14	16	14

Total	88	90	87	89	87
Less stacked vessels	24	25	24	24	25

Active vessels	64	65	63	65	62

Asia/Pacific fleet:
Deepwater vessels	7	8	7	9	7
Towing-supply/supply	20	33	21	34	24
Other	1	1	1	1	1

Total	28	42	29	44	32
Less stacked vessels	4	13	4	14	6

Active vessels	24	29	25	30	26

Middle East/N. Africa fleet:
Deepwater vessels	9	8	9	8	9
Towing-supply/supply	29	29	30	29	30
Other	2	6	3	6	4

Total	40	43	42	43	43
Less stacked vessels	0	7	2	7	3

Active vessels	40	36	40	36	40

Sub-Saharan Africa/Europe fleet:
Deepwater vessels	43	35	44	35	44
Towing-supply/supply	59	65	58	66	58
Other	49	48	49	48	48

Total	151	148	151	149	150
Less stacked vessel	11	20	11	20	10

Active vessels	140	128	140	129	140

Active owned or chartered vessels	268	258	268	260	268
Stacked vessels	39	65	41	65	44

Total owned or chartered vessels	307	323	309	325	312
Vessels withdrawn from service	1	2	1	2	1
Joint-venture and other	10	10	10	10	10

Total	318	335	320	337	323

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 37, 61 and 41 stacked vessels at September 30, 2013 and 2012 and June 30, 2013, respectively. Most of the vessels stacked are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2013 and March 31, 2013:

	September 30, 2013		March 31, 2013
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	256	$3,145,679	256	$2,882,908
Stacked vessels	37	19,991	51	30,084
Vessels withdrawn from service	1	120	2	633
Marine equipment and other assets under construction		333,168		239,287
Other property and equipment		32,391		36,907

Totals	294	$3,531,349	309	$3,189,819

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel class and segment during the six months ended September 30:

	Six Months Ended September 30,
	2013	2012
Number of vessels disposed by vessel class:
Deepwater vessels (A)	2	---
Towing-supply/supply	13	11
Other	5	5

Total	20	16

Number of vessels disposed by segment:
Americas	7	2
Asia/Pacific	5	5
Middle East/North Africa	7	1
Sub-Saharan Africa/Europe	1	8

Total	20	16

Note A: Excludes two vessels that were sold and leaseback by the company as disclosed in Note (14) in Notes to the Condensed Consolidated Financials.

Vessel and Other Deliveries and Acquisitions

During the first half of fiscal 2014, the company took delivery of two waterjet crewboats and one towing-supply/supply vessel, acquired two deepwater PSVs from third parties, and acquired a fleet of four vessels as a result of the acquisition of Troms Offshore Supply AS, as disclosed in Note 2 of Notes to the Condensed Consolidated Financial Statements. The two waterjet crewboats were constructed at an international shipyard for a total aggregate cost of $6.0 million. The one 220-foot towing-supply/supply PSV was constructed at an international shipyard for a total cost of $25.6 million. The company acquired one 290-foot deepwater PSV for a total cost of $46.8 million from a third party, and also acquired a fleet of four deepwater PSVs, ranging from 280-feet to 285-feet, as a result of the Troms Offshore Supply AS acquisition. Based on preliminary fair value analysis performed on Troms Offshore Supply AS at the acquisition date, the purchase price allocated to these four vessels total an aggregate $234.9 million. In addition, the company also assumed two vessel construction contracts that were in various stages of completion. One of the two vessels (a 270-foot, deepwater PSV) was completed in mid-June 2013 for a total cost of $50.2 million. In September 2013, the company also took delivery of a remotely operated vehicle (ROV) for a total cost of $4.8 million.

During fiscal 2013, the company took delivery of eleven newly-built vessels and acquired seven vessels from third parties. Seven of the delivered vessels are deepwater PSVs, six of which are 286-feet in length and one is 249-feet in length. The six 286-feet PSVs were constructed at an international shipyard for a total aggregate cost of $176.3 million. The 249-foot PSV was built at a different international shipyard for $19.2 million. The company also took delivery of two towing-supply/supply vessels that each have 8,200 brake horse power (BHP). These two vessels were constructed at an international shipyard for a total aggregate cost of $47.6 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6.0 million. In addition, the company acquired six deepwater PSVs for a total cost of $170.5 million (which range between 220-feet to 288-feet in length) and one towing-supply/supply vessel for a total cost of $13.1 million.

In addition to the 18 deliveries noted above, we acquired two additional towing-supply/supply vessels during fiscal 2013 which were originally taken delivery of, then sold and leased back during fiscal 2006 and 2007. The company elected to repurchase these vessels from the lessors during fiscal 2013 for an aggregate total cost of $17.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels.

Vessel and Other Commitments at September 30, 2013

At September 30, 2013, the company had six 7,100 BHP towing-supply/supply vessels under construction at an international shipyard, for a total expected cost of $113.4 million. The vessels are expected to be delivered beginning in July 2014 with final delivery of the last vessel in April 2015. As of September 30, 2013, the company had invested $46.5 million for these vessels.

The company is also committed to the construction of two 246-foot, four 261-foot, one 264-foot, ten 275-foot, one 268-foot and four 300-foot deepwater PSVs for a total estimated cost of $739.8 million. Two of the 300-foot and one 264-foot deepwater class vessels are being constructed at a U.S. shipyard and a different U.S. shipyard is constructing the two other 300-foot deepwater PSVs. Two different international shipyards are constructing four and six 275-foot deepwater PSVs, respectively. Three other international shipyards are constructing two 246-foot, four 261-foot and one 268-foot deepwater PSVs, respectively. The 246-foot deepwater PSVs are expected to deliver in March and June 2014, and the 261-foot deepwater PSVs have expected delivery dates ranging from April 2015 to October 2015. The 264-foot vessel is expected to deliver in April 2014. The ten 275-foot deepwater class vessels are expected to be delivered beginning in May 2014, with final delivery of the tenth vessel in July 2015. The four 300-foot deepwater PSVs are scheduled for delivery between October 2013 and February 2016. The 268-foot deepwater PSV is scheduled for delivery in January 2014. As of September 30, 2013, $233.4 million was invested in these 22 vessels.

The company is also committed to the construction at an international shipyard of one 215-foot specialty vessel for a cost of $25.9 million which is expected to be delivered in December 2013. As of September 30, 2013, the company had invested $20.4 million for the construction of this vessel.

The company is also committed to the construction of five remotely operated vehicles (ROVs) for a total cost of $26.2 million at a U.S. facility, with delivery expected during the quarter ended December 31, 2013. As of September 30, 2013, the company had invested $7.9 million for the construction of these ROVs.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through September 30, 2013. The company had committed and invested $8.0 million as of September 30, 2013.

At September 30, 2013, the company had agreed to purchase one deepwater PSVs for a total purchase price of $46.8 million. The company took delivery of the purchased PSV in October 2013; however, as of September 30, 2013, the company had not expended funds related to this vessel.

In October, the company took delivery of the first of two deepwater PSVs constructed in a U.S. Shipyard. In connection with that delivery, the company and the shipyard agreed to hold $7.8 million in escrow (which are included in the summary of vessel and other commitments) with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. Some of the disputes may be resolved by high level management meetings or a relatively expeditious technical arbitration proceeding involving a third party technical expert. The balance of the claims will need to be resolved in New York state court litigation. These formal dispute resolution efforts are currently at an early stage.

Vessel and Other Commitments Summary at September 30, 2013

The table below summarizes the company’s various commitments to acquire and construct new vessels, by vessel type, and remotely operated vehicles (ROVs) as of September 30, 2013:

	Non-U.S. Built					U.S. Built
Vessel class and type	Number of Vessels/ROVs	Total Cost		Invested Through 09/30/13	Remaining Balance 09/30/13	Number of Vessels/ROVs	Total Cost	Invested Through 09/30/13	Remaining Balance 09/30/13
In thousands, except number of vessels:
Deepwater platform supply vessels	18		$519,009	95,368	423,641	5	267,630	138,068	129,562
Towing-supply/supply vessels	6		113,395	46,506	66,889	---	---	---	---
Other	2		33,917	28,455	5,462	---	---	---	---

Total vessel commitments	26		$666,321	170,329	495,992	5	267,630	138,068	129,562

Total ROV commitments	---	$	---	---	---	5	26,167	7,850	18,317

Total commitments	26		$666,321	170,329	495,992	10	293,797	145,918	147,879

The table below summarizes by vessel class and vessel type the number of vessels and ROVs expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various commitments as discussed above:

	Quarter Period Ended
Vessel class and type	12/13	03/14	06/14	09/14	12/14	Thereafter
Deepwater platform supply vessels	3	2	5	3	1	9
Towing-supply/supply vessels	---	---	---	3	1	2
Other	1	---	---	---	---	1

Total vessel commitments	4	2	5	6	2	12

Total ROV commitments	5	---	---	---	---	---

Total commitments	9	2	5	6	2	12

(In thousands)
Expected quarterly cash outlay	$137,934	98,204	97,017	114,039	47,123	149,554	(A)

(A)	The $149,554 of ‘Thereafter’ vessel construction obligations are expected to be paid out as follows: $44,323 in the fourth quarter of fiscal 2015 and $105,231 during fiscal 2016.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, bank term loans, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (6) of Notes to Condensed Consolidated Financial Statements. The company has $643.9 million in unfunded capital commitments associated with the 30 vessels and five ROVs currently under construction and the one vessel purchase commitment at September 30, 2013.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the quarters and the six-month periods ended September 30, 2013 and 2012 and for the quarter ended June 30, 2013 consist of the following components:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2013	%	2012	%	2013	%	2012	%	2013	%
Personnel	$26,662	7%	26,347	8%	54,763	8%	51,502	8%	28,102	8%
Office and property	6,821	2%	6,288	2%	14,558	2%	12,315	2%	7,738	2%
Sales and marketing	2,741	1%	2,209	1%	5,254	1%	4,587	1%	2,512	1%
Professional services	7,399	2%	4,288	1%	16,941	2%	8,652	1%	9,542	3%
Other	2,415	1%	2,735	1%	5,002	1%	5,475	1%	2,586	1%

	$46,038	13%	41,867	13%	96,518	14%	82,531	13%	50,480	15%

General and administrative expenses during the second quarter of fiscal 2014, were 10%, or $4.2 million, higher than the second quarter of fiscal 2013, primarily due to increases in professional services. Professional services increased 73%, or $3.1 million, largely due to legal fees associated with arbitration activities related to our historical operations in Venezuela and the administration of a subsidiary company based in the United Kingdom.

General and administrative expenses during the six months ended September 30, 2013, were 17%, or $14.0 million, higher than the six month period ended September 30, 2012, primarily due to increases in professional services, personnel costs as well as office and property costs. Professional services increased 96%, or $8.3 million, due to the acquisition of Troms Offshore, arbitration activities related to our historical operations in Venezuela and the administration of a subsidiary company based in the United Kingdom. Personnel costs increased 6%, or $3.3 million, primarily due to additional administrative personnel costs and costs related to stock-based compensation. In addition, office and property costs increased 18%, or $2.2 million, $0.9 million of which is related to a customs charge assessed in Equatorial Guinea.

General and administrative expenses during the second quarter of fiscal 2014 were lower by approximately 9%, or $4.4 million, as compared to the quarter ended June 30, 2013, due to decreases in professional services of 23%, or $2.1 million, which is primarily associated with the acquisition of Troms Offshore during the first quarter as well as decreases in office and property costs of 12%, or $0.9 million primarily attributable to a $0.9 million customs charge assessed in Equatorial Guinea also recognized in the first quarter.

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

Availability of Cash

At September 30, 2013, the company had $45.5 million in cash and cash equivalents, of which $43.3 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

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

Indebtedness

Revolving Credit and Term Loan Agreement. In June 2013, the company amended and extended its existing credit facility. The amended credit agreement matures in June 2018 (the “Maturity Date”) and provides a $900 million, five-year credit facility (“credit facility”) consisting of a (i) $600 million revolving credit facility (the “revolver”) and a (ii) $300 million term loan facility (“term loan”).

Borrowings under the credit facility are unsecured and bear interest at the company’s option at (i) the greater of prime or the federal funds rate plus 0.25 to 1.0%, or (ii) Eurodollar rates plus margins ranging from 1.25 to 2.0%, based on the company’s consolidated funded debt to capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.30% based on the company’s funded debt to total capitalization ratio. The credit facility requires that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company had $300 million in term loan borrowings, and $180 million in revolver borrowings, outstanding at September 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has $420.0 million of availability for future financing needs at September 30, 2013. The company had $125 million of term loan borrowings and $110.0 million of revolver borrowings outstanding under the previous credit facility at March 31, 2013. These estimated fair values are based on Level 2 inputs.

Senior Debt Notes

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. In accordance with the note purchase agreement, the company intends to issue the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these notes outstanding at September 30, 2013, is as follows:

(In thousands, except weighted average data)	September 30, 2013
Aggregate debt outstanding	$300,000
Weighted average remaining life in years	9.3
Weighted average coupon rate on notes outstanding	4.73%
Fair value of debt outstanding	307,601

The multiple series of notes totaling $300 million were originally issued with maturities ranging from approximately seven to 12 years. The multiple series of notes totaling $200 million to be issued November 15, 2013 will have original maturities of ten and 12 years, a weighted average life of 10.8 years and a weighted average coupon rate of 5.06%. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55% and maintain a ratio of consolidated EBITDA to consolidated interest charges, including capitalized interest, of not less than 3.0 to 1.0.

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these notes outstanding at September 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	September 30, 2013	March 31, 2013
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	7.1	7.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	169,686	179,802

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these notes outstanding at September 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	September 30, 2013	March 31, 2013
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	6.1	6.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	436,530	458,520

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2013 and March 31, 2013, is an after-tax loss of $2.6 million ($4.0 million pre-tax), and $2.9 million ($4.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized to interest expense over the term of the individual notes matching the term of the hedges.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of remaining senior unsecured notes that were issued in July 2003 and outstanding at September 30, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	September 30, 2013	March 31, 2013
Aggregate debt outstanding	$35,000	175,000
Weighted average remaining life in years	1.8	0.7
Weighted average coupon rate on notes outstanding	4.61%	4.47%
Fair value of debt outstanding	36,454	178,227

The multiple series of notes were originally issued with maturities ranging from seven to 12 years. These notes can be retired in whole or in part prior to maturity for a redemption price equal to the principal amount of the notes redeemed plus a customary make-whole premium. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Troms Offshore Debt. During the second quarter of fiscal 2014, the company repaid prior to maturity 500 million Norwegian Kroner (NOK) denominated (approximately $82.1 million) public bonds (plus accrued interest) that had been issued by Troms Offshore in April 2013. The repayment of these bonds, at an average price of approximately 105.0% of par value, resulted in the recognition of a loss on early extinguishment of debt of approximately 26 million NOK or ($4.1 million). The bonds, which were due to mature in April 2016, bore interest based on the three month Norwegian Interbank Offered Rate (“NIBOR”) plus 5.40%.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK, bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. As of September 30, 2013, 187.4 million NOK (approximately $30.8 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement with a Norwegian bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. As of September 30, 2013 60.0 million NOK (approximately $9.9 million) is outstanding under these agreements.

Troms Offshore had 60.0 million NOK, or approximately $9.9 million, outstanding in floating rate debt at September 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 187.4 million NOK, or $30.8 million, of outstanding fixed rate debt at September 30, 2013 which has an estimated fair value of 196.6 million NOK, or $32.3 million. These estimated fair values are based on Level 2 inputs.

In June 2013, Troms Offshore repaid a 188.9 million NOK loan (approximately $32.5 million), plus accrued interest that was secured with various guarantees and collateral, including a vessel.

Current Maturities of Long Term Debt

Principal repayments of approximately $5.3 million due during the twelve months ending September 30, 2014 are classified as long term debt in the accompanying balance sheet at September 30, 2013 because the company has the ability and intent to fund the repayments with borrowing under the credit facility which matures in June 2018.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the six-month periods ended September 30, 2013 and 2012 are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Interest and debt costs incurred, net of interest capitalized	$9,918	7,148	18,831	14,735
Interest costs capitalized	2,636	2,913	5,598	5,736
Total interest and debt costs	$12,554	10,061	24,429	20,471

Total interest and debt costs were higher, during the quarter and six-month periods ended September 30, 2013 than the same period in fiscal 2013, because of an increase in interest expense due to increased borrowings under the credit facility and the addition of interest related from the acquisition of the Troms Offshore.

Share Repurchases

On May 15, 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2013 through June 30, 2014. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

On May 17, 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2012 through June 30, 2013.

The aggregate dollar outlay for common stock repurchased, along with number of shares repurchased, and average price paid per share, for the quarters and six month periods ended September 30 is as follows:

	Quarter Ended September 30,			Six Months Ended September 30,
(In thousands, except share and per share data)	2013		2012	2013	2012
Aggregate dollar outlay for common stock repurchased	$	---	---	---	65,028
Shares of common stock repurchased		---	---	---	1,400,500
Average price paid per common share	$	---	---	---	46.43

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and six month periods ended September 30:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except dividend per share)	2013	2012	2013	2012
Dividends declared	$12,536	12,544	25,035	25,169
Dividend per share	0.25	0.25	0.50	0.50

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the six months ended September 30, is as follows:

(In thousands)	2013	Change	2012
Net earnings	$84,255	10,043	74,212
Depreciation and amortization	82,164	10,333	71,831
Benefit for deferred income taxes	(10,215)	(5,843)	(4,372)
Gain on asset dispositions, net	(2,189)	482	(2,671)
Changes in operating assets and liabilities	(148,678)	(149,743)	1,065
Other non-cash items	4,491	(1,703)	6,194

Net cash provided by operating activities	$9,828	(136,431)	146,259

Cash flows from operations decreased $136.4 million, or 93%, to $9.8 million, during the six months ended September 30, 2013 as compared to $146.3 million during the six months ended September 30, 2012, due primarily to changes in net operating assets and liabilities; most significantly, an increase in trade and other receivable balances of $165.4 million. This increase in trade and other receivables is primarily due to an increase in trade receivables of $110.8 million and an increase in amounts due from affiliates of $65.1 million from March 31, 2013 to September 30, 2013 both of which are attributable to changes in local laws within our Sub-Saharan Africa/Europe segment which required key customers to make payments for goods and services into local bank accounts beginning in the third quarter of fiscal 2013. Following the execution of the new Sonatide joint venture agreement, the company expects that the currently high working capital levels will normalize as it adjusts its procedures and contracting arrangements with customers to comply with the new requirements. To date, the company has funded the recent increase in the level of working capital with additional borrowings. It is important, however, for the company and Sonatide to implement new invoicing and remittance processes for onshore and offshore work expeditiously in order to avoid the necessity of continuing to borrow funds to provide for out of the ordinary levels of working capital. As noted under the Sonatide Joint Venture disclosure above, this will require the execution of the new joint venture agreement.

Investing Activities

Net cash used in investing activities for the six months ended September 30, is as follows:

(In thousands)	2013	Change	2012
Proceeds from the sale of assets	$7,646	(2,331)	9,977
Proceeds from the sale/leaseback of assets	65,550	65,550	---
Additions to properties and equipment	(220,309)	(30,483)	(189,826)
Payments for acquisition, net of cash acquired	(127,737)	(127,737)	---
Other	(687)	651	(1,338)

Net cash used in investing activities	$(275,537)	(94,350)	(181,187)

Investing activities for the six months ended September 30, 2013 used $275.5 million of cash, which is primarily attributed to $220.3 million of additions to properties and equipment as well as $127.7 million used in the acquisition of Troms Offshore partially offset by $65.6 million in proceeds from the sale/leaseback of vessels. Refer to the “Fiscal 2014 First Quarter Business Highlights” section of this report for a discussion of the company’s acquisition of Troms Offshore. Additions to properties and equipment were comprised of approximately $21.6 million in capitalized major repair costs, $196.7 million for the construction and purchase of offshore marine vessels and $2.0 million in other properties and equipment purchases. These amounts were partially offset by $65.6 million of proceeds from the sale/leaseback of two deepwater PSVs.

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

Financing Activities

Net cash provided by (used in) financing activities for the six months ended September 30, is as follows:

(In thousands)	2013	Change	2012
Principal payments on debt	$(691,615)	(631,615)	(60,000)
Debt borrowings	986,262	986,262	---
Debt issuance costs	(3,845)	(3,845)	---
Proceeds from exercise of stock options	4,421	3,483	938
Cash dividends	(24,890)	168	(25,058)
Excess tax benefit on stock options exercised	341	246	95
Stock repurchases	---	65,028	(65,028)

Net cash provided by (used in) financing activities	$270,674	419,727	(149,053)

Financing activities for the six months ended September 30, 2013 provided $270.7 million of cash, primarily from $295.0 million in net debt financings, which include $300.0 million of funding from the September 2013 senior notes, $175.0 million increase in the term loan and $70.0 million in net incremental borrowings on the credit facility. The additional debt was used to fund the Troms Offshore acquisition, repay 2003 senior notes, and fund vessel construction and purchase commitments. Cash provided by financing activities was partially offset by $140.0 million repayment of July 2003 senior notes, approximately $114.6 million used to retire Troms Offshore obligations and $24.9 million used for the quarterly payment of common stock dividends of $0.25 per common share.

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

At September 30, 2013, the company had approximately $45.5 million of cash and cash equivalents, of which $43.3 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, $420.0 million of undrawn capacity on the credit facility was available to the company.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through September 30, 2013.

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

The company has previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that has been placed into administration in the U.K. MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration. The Company believes that the administration is in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF has indicated that it does not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the Fund. The administration is not expected to be fully complete for more than a year. The company believes that the administration will resolve the subsidiary’s participation in the MNOPF. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $68.6 million as of September 30, 2013). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $65.9 million as of September 30, 2013) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $56.2 million as of September 30, 2013) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $12.4 million as of September 30, 2013) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that they have an import tax liability related to their vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company has imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012 and 2013 against the Brazilian state and has deposited (or, in recent cases, is in the process of depositing) the respective state tax for these newly imported vessels. As of September 30, 2013, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Venezuelan Operations. On February 16, 2010, Tidewater and certain of its subsidiaries (collectively, the “Claimants”) filed with the International Centre for Settlement of Investment Disputes (“ICSID”) a Request for Arbitration against the Bolivarian Republic of Venezuela. As previously reported by Tidewater, in May 2009 Petróleos de Venezuela, S.A. (“PDVSA”), the national oil company of Venezuela, took possession and control of (a) eleven of the Claimants’ vessels that were then supporting PDVSA operations in Lake Maracaibo, (b) the Claimants’ shore-based headquarters adjacent to Lake Maracaibo, (c) the Claimants’ operations in Lake Maracaibo, and (d) certain other related assets. The company also previously reported that in July 2009 Petrosucre, S.A., a subsidiary of PDVSA, took possession and control of the Claimants’ four vessels, operations, and related assets in the Gulf of Paria. It is Tidewater’s position that, through those measures, the Republic of Venezuela directly or indirectly expropriated the Claimants’ investments, including the capital stock of the Claimants’ principal operating subsidiary in Venezuela.

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

The tribunal has issued a briefing and hearing schedule to determine the merits of the claims over which the tribunal has jurisdiction. That schedule culminates in a final hearing in mid-2014.

Legal Proceedings. On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2013 except as noted below. The following table summarizes the changes to the company’s consolidated contractual obligations as of September 30, 2013 for the remaining months of fiscal 2014, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	More Than 5 Years
Vessel purchase obligations	$46,845	46,845	---	---	---	---	---

Vessel and ROV construction obligations	597,026	189,293	302,502	105,231	---	---	---

Term loan interest	23,968	2,523	5,046	5,046	5,046	5,046	1,261

Revolver loan interest	14,368	1,512	3,025	3,025	3,025	3,025	756

September 2013 senior note interest	161,630	7,097	14,195	14,195	14,195	14,195	97,753

Troms related debt	40,629	1,399	5,261	6,082	2,798	2,798	22,291

September 2013 sale/leaseback	43,466	2,794	5,588	5,589	5,589	6,830	17,076

Total obligations	$927,932	251,463	335,617	139,168	30,653	31,894	139,137

Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Fiscal 2014 Sale/Leaseback

In September 2013, the company sold two vessels to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transactions resulted in proceeds to the company of $65.6 million and a deferred gain of $31.3 million. The aggregate carrying value of the two vessels was $34.3 million at the dates of sale. The leases on the vessels will expire on September 30, 2020 and the company has the option to extend each respective bareboat charter agreement for a period of 24 months.

The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the seven year lease terms. The deferred gain will be amortized to gain on asset dispositions, net ratably over the lease term.

Under each sale/leaseback agreement, the company has the right to either re-acquire the two vessels at approximately 55% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, or extend the lease for 24 months at mutually agreeable lease rates. Any deferred gain balance remaining upon the repurchase of the vessel will reduce the vessels’ stated cost after exercising the purchase option.

Fiscal 2010 Sale/Leaseback

In June 2009, the company sold five vessels to four unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers. In July 2009, the company sold an additional vessel to an unrelated third-party company, and simultaneously entered into a bareboat charter agreement with that purchaser.

The sale/leaseback transactions resulted in proceeds to the company of approximately $101.8 million and a deferred gain of $39.6 million. The aggregate carrying value of the six vessels was $62.2 million at the dates of sale. The leases on the five vessels sold in June 2009 will expire June 30, 2014, and the lease on the vessel sold in July 2009 will expire July 30, 2014. The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the five year lease terms.

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

The bareboat charter agreements on the first two vessels, whose original expiration dates were in calendar year 2014, ended in September and October 2012 because the company elected to re-acquire these vessels as discussed below. The bareboat charter agreements on the third and fourth vessels expire in 2015 and the company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The bareboat charter agreement on the fifth vessel expires in 2016. The company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019.

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

Future Minimum Lease Payments

As of September 30, 2013, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2013 Sale/Leaseback	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
Remaining six months of 2014	$2,794	5,351	2,412	10,557
2015	5,588	2,836	4,825	13,249
2016	5,589	---	2,304	7,893
2017	5,589	---	---	5,589
2018	6,830	---	---	6,830
Thereafter	17,076	---	---	17,076

Total future lease payments	$43,466	8,187	9,541	61,194

For the quarters and six months ended September 30, 2013 and 2012, the company expensed approximately $4.0 million and $4.4 million and $8.0 million and $8.9 million, respectively, on all of its bareboat charter arrangements.

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

The company’s newer technologically sophisticated AHTS vessels and PSVs generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. Competition for skilled crews will likely intensify, particularly in international markets, as new-build vessels currently under construction enter the global fleet. Concerns regarding shortages in skilled labor have become an increasing concern globally. Increases in local wages are another developing trend. Globally, local wages are projected to increase during 2013 at a pace higher than wages earned by the expatriate employee work force. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

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

At September 30, 2013, the company had a $300.0 million outstanding term loan and $180.0 million outstanding borrowings from the revolver loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.6% percent (1.4% margin plus 0.20% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the combined $480 million term loan and revolver loan borrowings at September 30, 2013 would change the company’s interest costs by approximately $4.8 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at September 30, 2013 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of September 30, 2013, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$300,000	307,601	285,844	331,439
August 2011	165,000	169,686	159,898	180,201
September 2010	425,000	436,530	414,230	460,372
July 2003	35,000	36,454	35,819	37,103

Total	$925,000	950,271	895,791	1,009,115

Troms Offshore Debt

Troms Offshore has 60.0 million NOK, or approximately $9.9 million, outstanding in floating rate debt at September 30, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has 187.4 million NOK, or $ 30.8 million, of outstanding fixed rate debt at September 30, 2013 which has an estimated fair value of 196.6 million NOK, or $32.3 million. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of September 30, 2013, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$30,777	32,286	30,916	33,753

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

Derivatives

The company had no outstanding foreign exchange spot contracts outstanding at September 30, 2013 and March 31, 2013.

At September 30, 2013, the company had one British pound forward contract outstanding. The forward contract has an expiration date of December 18, 2013. The change in fair value of the forward contract was immaterial and was recorded as a foreign exchange gain during quarter ended September 30, 2013. The forward contract did not qualify as a hedge instrument; therefore, all changes in fair value of the forward contract were recorded in earnings.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

On May 15, 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2013 through June 30, 2014. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

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

TIDEWATER INC.
(Registrant)

Date: November 5, 2013	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: November 5, 2013	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: November 5, 2013	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

10.1	Tidewater Inc. Note Purchase Agreement dated as of September 30, 2013 (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on October 3, 2013, File No. 1-6311).

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.