Form 10-Q
period 2013-12-31
TIDEWATER INC
filed 2014-02-05
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

49,639,691 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on January 24, 2014. Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)
ASSETS	December 31, 2013	March 31, 2013
Current assets:
Cash and cash equivalents	$114,146	40,569
Trade and other receivables, net	615,060	393,438
Marine operating supplies	55,711	62,348
Other current assets	18,994	11,735

Total current assets	803,911	508,090

Investments in, at equity, and advances to unconsolidated companies	60,099	46,047
Properties and equipment:
Vessels and related equipment	4,465,661	4,250,169
Other properties and equipment	65,739	83,779

	4,531,400	4,333,948
Less accumulated depreciation and amortization	984,924	1,144,129

Net properties and equipment	3,546,476	3,189,819

Goodwill	283,699	297,822
Other assets	153,260	126,277

Total assets	$4,847,445	4,168,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$95,247	63,602
Accrued expenses	186,473	159,086
Accrued property and liability losses	3,772	4,133
Other current liabilities	53,677	39,808

Total current liabilities	339,169	266,629

Long-term debt	1,464,018	1,000,000
Deferred income taxes	189,182	189,763
Accrued property and liability losses	8,884	10,833
Other liabilities and deferred credits	206,204	139,074

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,621,004 shares at December 31, 2013 and 49,485,832 shares at March 31, 2013	4,962	4,949
Additional paid-in capital	138,095	119,975
Retained earnings	2,513,380	2,453,973
Accumulated other comprehensive loss	(16,449)	(17,141)

Total stockholders’ equity	2,639,988	2,561,756

Total liabilities and stockholders’ equity	$4,847,445	4,168,055

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)
	Quarter Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Vessel revenues	$360,713	305,043	1,056,011	904,959
Other operating revenues	4,535	4,423	11,259	10,873
	365,248	309,466	1,067,270	915,832
Costs and expenses:
Vessel operating costs	197,679	176,924	589,156	510,912
Costs of other operating revenues	4,097	4,176	10,157	9,284
General and administrative	45,723	46,339	142,241	128,870
Vessel operating leases	5,757	3,971	13,759	12,866
Depreciation and amortization	42,391	37,181	124,555	109,012
Gain on asset dispositions, net	(7,170)	(99)	(9,359)	(2,770)
Goodwill impairment	56,283	---	56,283	---

	344,760	268,492	926,792	768,174

Operating income	20,488	40,974	140,478	147,658
Other income (expenses):
Foreign exchange gain (loss)	1,341	52	4,269	(1,170)
Equity in net earnings of unconsolidated companies	2,671	2,639	10,872	8,359
Interest income and other, net	137	936	1,415	2,783
Loss on early extinguishment of debt	---	---	(4,144)	---
Interest and other debt costs	(12,250)	(7,183)	(31,081)	(21,918)

	(8,101)	(3,556)	(18,669)	(11,946)

Earnings before income taxes	12,387	37,418	121,809	135,712
Income tax expense	(196)	7,471	24,971	31,553

Net earnings	$12,583	29,947	96,838	104,159

Basic earnings per common share	$0.25	0.61	1.96	2.10

Diluted earnings per common share	$0.25	0.61	1.95	2.09

Weighted average common shares outstanding	49,347,448	49,162,547	49,302,971	49,585,930
Dilutive effect of stock options and restricted stock	482,818	221,738	436,758	220,669

Adjusted weighted average common shares	49,830,266	49,384,285	49,739,729	49,806,599

Cash dividends declared per common share	$0.25	0.25	0.75	0.75

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Quarter Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net earnings	$12,583	29,947	96,838	104,159
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities net of tax of $218, $(190), $185 and $(300)	405	(353)	343	(558)
Amortization of loss on derivative contract net of tax of $62, $63, $188 and $188	116	117	349	350
Change in supplemental executive retirement plan pension liability	---	3,355	---	3,355

Total comprehensive income	$13,104	33,066	97,530	107,306

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
	Nine Months Ended December 31,
	2013	2012

Operating activities:
Net earnings	$96,838	104,159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	124,555	109,012
Benefit for deferred income taxes	(18,300)	(8,682)
Gain on asset dispositions, net	(9,359)	(2,770)
Goodwill impairment	56,283	---
Equity in earnings of unconsolidated companies, less dividends	(12,072)	(9,287)
Compensation expense - stock-based	15,130	15,061
Excess tax benefit on stock options exercised	(433)	(74)
Changes in assets and liabilities, net:
Trade and other receivables	(223,549)	(49,412)
Marine operating supplies	7,396	(7,401)
Other current assets	(6,007)	(2,485)
Accounts payable	11,320	12,943
Accrued expenses	27,210	9,535
Accrued property and liability losses	(288)	(280)
Other current liabilities	4,286	3,896
Other liabilities and deferred credits	(1,270)	(2,084)
Other, net	(1,911)	10,580

Net cash provided by operating activities	69,829	182,711

Cash flows from investing activities:
Proceeds from sales of assets	46,006	18,620
Proceeds from sale/leaseback of assets	207,435	---
Additions to properties and equipment	(397,458)	(326,648)
Payments for acquisition, net of cash acquired	(127,737)	---
Other	(2,462)	(788)

Net cash used in investing activities	(274,216)	(308,816)

Cash flows from financing activities:
Debt issuance costs	(4,404)	---
Principal payment on long-term debt	(1,103,054)	(60,000)
Debt borrowings	1,416,262	40,000
Proceeds from exercise of stock options	6,082	1,968
Cash dividends	(37,355)	(37,426)
Excess tax benefit on stock options exercised	433	74
Stock repurchases	---	(85,034)

Net cash provided by (used in) financing activities	277,964	(140,418)

Net change in cash and cash equivalents	73,577	(266,523)
Cash and cash equivalents at beginning of period	40,569	320,710

Cash and cash equivalents at end of period	$114,146	54,187

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$40,938	33,135
Income taxes	$43,245	41,578
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$9,568	2,372

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	2,561,756
Total comprehensive income	---	---	96,838	692	97,530
Stock option activity	17	6,512	---	---	6,529
Cash dividends declared	---	---	(37,431)	---	(37,431)
Amortization/cancellation of restricted stock units	---	8,677	---	---	8,677
Amortization/cancellation of restricted stock	(4)	2,931	---	---	2,927

Balance at December 31, 2013	$4,962	138,095	2,513,380	(16,449)	2,639,988

Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	2,526,357
Total comprehensive income	---	---	104,159	3,147	107,306
Stock option activity	8	3,696	---	---	3,704
Cash dividends declared	---	---	(37,574)	---	(37,574)
Retirement of common stock	(187)	---	(84,847)	---	(85,034)
Amortization/cancellation of restricted stock units	---	5,766	---	---	5,766
Amortization/cancellation of restricted stock	(7)	5,793	---	---	5,786

Balance at December 31, 2012	$4,939	117,981	2,419,574	(16,183)	2,526,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Troms Offshore Supply AS

On June 4, 2013, the company, through a subsidiary, acquired Troms Offshore Supply AS, a Norwegian company (Troms Offshore). At the time of the acquisition, Troms Offshore owned four deepwater PSVs, and had two additional deepwater PSVs under construction, one of which was delivered shortly after the acquisition and the other delivered in January 2014. The purchase price (not including transaction costs) included a $150.0 million cash payment to the shareholders of Troms Offshore and the assumption of approximately $261.3 million of combined Troms Offshore obligations, comprised of net interest-bearing debt and the remaining installment payments due on vessels under construction. The company has performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $42.2 million of goodwill, all of which was allocated to our Sub-Saharan Africa/Europe segment.

The following table summarizes the allocation of the purchase price for the acquisition of Troms Offshore:

(In thousands)
Cash	$22,263
Trade receivables and other current assets	9,816
Vessels	245,605
Goodwill	42,160
Payable and other liabilities	(13,020)
Notes payable	(156,824)

Total purchase price	$150,000

The effect of the acquisition on pro forma results of operations and the condensed consolidated statement of operations for the nine months ended December 31, 2013 are immaterial and therefore not presented.

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

The aggregate dollar outlay for common stock repurchased, along with the number of shares repurchased, and average price paid per share, for the quarters and nine-month periods ended December 31 is as follows:

	Quarter Ended December 31,			Nine Months Ended December 31,
(In thousands, except share and per share data)	2013		2012	2013	2012
Aggregate dollar outlay for common stock repurchased	$	---	20,006	---	85,034
Shares of common stock repurchased		---	456,400	---	1,856,900
Average price paid per common share	$	---	43.83	---	45.79

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and nine-month periods ended December 31:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except dividend per share)	2013	2012	2013	2012
Dividends declared	$12,396	12,405	37,431	37,574
Dividend per share	0.25	0.25	0.75	0.75

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the quarters and nine month periods ended December 31, 2013 and 2012 are as follows:

	For the quarter ended December 31, 2013					For the nine months ended December 31, 2013
(in thousands)	Balance at 9/30/13	Gains/ (losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/13	Balance at 3/31/13	Gains/ (losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/13
Available for sale securities	(183)	354	51	405	222	(121)	149	194	343	222
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	(4,353)	---	---	---	(4,353)	(4,353)	---	---	---	(4,353)
Interest rate swap	(2,623)	---	116	116	(2,507)	(2,856)	---	349	349	(2,507)

Total	(16,970)	354	167	521	(16,449)	(17,141)	149	543	692	(16,449)

	For the quarter ended December 31, 2012					For the nine months ended December 31, 2012
(in thousands)	Balance at 9/30/12	Gains/ (losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/12	Balance at 3/31/12	Gains/ (losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 12/31/12
Available for sale securities	46	(801)	448	(353)	(307)	251	(1,152)	594	(558)	(307)
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	(6,448)	---	3,355	3,355	(3,093)	(6,448)	---	3,355	3,355	(3,093)
Interest rate swap	(3,089)	---	117	117	(2,972)	(3,322)	---	350	350	(2,972)

Total	(19,302)	(801)	3,920	3,119	(16,183)	(19,330)	(1,152)	4,299	3,147	(16,183)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the quarters and nine month periods ended December 31, 2013 and 2012:

	Quarter Ended December 31,		Nine Months Ended December 31,		Affected line item in the condensed consolidated statements of income
(In thousands)	2013	2012	2013	2012
Realized gains on available for sale securities	$79	689	298	914	Interest income and other, net
Settlement of Pension/Post-retirement benefits	---	5,162	---	5,162	General and administrative
Amortization of interest rate swap	178	180	537	538	Interest and other debt costs

Total pre-tax amounts	257	6,031	835	6,614
Tax effect	90	2,111	292	2,315

Total gains for the period, net of tax	$167	3,920	543	4,299

(4)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters and the nine-month periods ended December 31, is as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Effective tax rate applicable to pre-tax earnings	(1.6)%	20.0%	20.5%	23.3%

The effective tax rate was lower during the quarter and nine-month periods ended December 31, 2013, as compared to the same periods during fiscal 2013, primarily due to discrete items related to goodwill impairment and the expiration of the statute of limitations with respect to tax liabilities established for uncertain tax positions totaling $16.9 million.

The effective tax rates for the nine months ended December 31, 2013 and 2012 are lower than the U.S. statutory income tax rate of 35% primarily because the company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

The company’s balance sheet at December 31, 2013 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	December 31, 2013
Tax liabilities for uncertain tax positions	$12,999
Income tax payable	32,787

The tax liabilities for uncertain tax positions are attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at December 31, 2013, are as follows:

(In thousands)	December 31, 2013
Unrecognized tax benefit related to state tax issues	$8,312
Interest receivable on unrecognized tax benefit related to state tax issues	22

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the defined benefit pension plan during the quarters and nine months ended December 31, 2013 and 2012, and does not expect to contribute to the plan during the remaining quarter of fiscal 2014.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters and nine-month periods ended December 31, 2013 and 2012 and does not expect to contribute to the plan during the remaining quarter of fiscal 2014.

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

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at December 31, 2013 and March 31, 2013:

(In thousands)	December 31, 2013	March 31, 2013
Investments held in Rabbi Trust	$10,450	10,486
Unrealized gains (losses) in fair value of trust assets	222	(121)
Unrealized gains (losses) in fair value of trust assets are net of income tax expense of	120	(65)
Obligations under the supplemental plan	22,674	21,431

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Pension Benefits:
Service cost	$198	246	594	791
Interest cost	895	1,025	2,685	3,169
Expected return on plan assets	(718)	(687)	(2,154)	(2,061)
Amortization of prior service cost	12	12	36	37
Recognized actuarial loss	276	412	828	1,307
Settlement loss recognized	---	5,161	---	5,161

Net periodic benefit cost	$663	6,169	1,989	8,404

Other Benefits:
Service cost	$101	119	303	356
Interest cost	262	309	786	927
Amortization of prior service cost	(508)	(508)	(1,524)	(1,524)
Recognized actuarial (gain) loss	(99)	---	(297)	---

Net periodic benefit cost	$(244)	(80)	(732)	(241)

(6)	INDEBTEDNESS

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

Borrowings under the credit facility are unsecured and bear interest at the company’s option at (i) the greater of prime or the federal funds rate plus 0.25 to 1.00%, or (ii) Eurodollar rates, plus margins ranging from 1.25 to 2.00% based on the company’s consolidated funded debt to capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.30% based on the company’s funded debt to total capitalization ratio. The credit facility requires that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company had $300 million in term loan borrowings outstanding at December 31, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600.0 million available under the revolver to fund future liquidity needs at December 31, 2013. The company had $125 million of term loan borrowings and $110.0 million of revolver borrowings outstanding under the previous credit facility at March 31, 2013. These estimated fair values are based on Level 2 inputs.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings. These estimated fair values are based on Level 2 inputs.

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at December 31, 2013, is as follows:

(In thousands, except weighted average data)	December 31, 2013
Aggregate debt outstanding	$500,000
Weighted average remaining life in years	9.6
Weighted average coupon rate on notes outstanding	4.86%
Fair value of debt outstanding	495,276

The multiple series of notes totaling $500 million were issued with maturities ranging from approximately seven to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55% and maintain a ratio of consolidated EBITDA to consolidated interest charges, including capitalized interest, of not less than 3.0 to 1.0.

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at December 31, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	December 31, 2013	March 31, 2013
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	6.8	7.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	165,997	179,802

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at December 31, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	December 31, 2013	March 31, 2013
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	5.9	6.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	428,873	458,520

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2013 and March 31, 2013, is an after-tax loss of $2.5 million ($3.9 million pre-tax), and $2.9 million ($4.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at December 31, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	December 31, 2013	March 31, 2013
Aggregate debt outstanding	$35,000	175,000
Weighted average remaining life in years	1.6	0.7
Weighted average coupon rate on notes outstanding	4.61%	4.47%
Fair value of debt outstanding	36,263	178,227

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

Troms Offshore Debt

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. As of December 31, 2013, 178.9 million NOK (approximately $29.2 million) is outstanding under this agreement. In January 2014, the loan was amended to, among other things, reduce the guarantee premium from 2.50% to 1.50% representing a premium based on Tidewater’s current funded indebtedness to capitalization ratio (for a total all-in rate of 5.38%), change the export creditor guarantor, and to replace the vessel security with a company guarantee.

In January 2014, Troms Offshore entered into a new 300 million NOK (approximately $50 million), 12 year unsecured borrowing agreement which matures in January 2026. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently set at a 1.5% for a total rate 3.81%).

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement a Norwegian Bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. As of December 31, 2013 60.0 million NOK (approximately $9.8 million) is outstanding under these agreements.

Troms Offshore had 60.0 million NOK, or approximately $9.8 million, outstanding in floating rate debt at December 31, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 178.9 million NOK, or $29.2 million, of outstanding fixed rate debt at December 31, 2013, which has an estimated fair value of 186.7 million NOK, or $30.7 million. These estimated fair values are based on Level 2 inputs.

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

Current Maturities of Long Term Debt

Principal repayments of approximately $5.2 million due during the twelve months ending December 31, 2014 are classified as long term debt in the accompanying balance sheet at December 31, 2013 because the company has the ability and intent to fund the repayments with borrowings under the credit facility which matures in June 2018.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the nine-month periods ended December 31, are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Interest and debt costs incurred, net of interest capitalized	$12,250	7,183	31,081	21,918
Interest costs capitalized	2,643	2,564	8,241	8,299

Total interest and debt costs	$14,893	9,747	39,322	30,217

(7)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters and the nine-month periods ended December 31, are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net Income available to common shareholders (A)	$12,583	29,947	96,838	104,159
Weighted average outstanding shares of common stock, basic (B)	49,347,448	49,162,547	49,302,971	49,585,930
Dilutive effect of options and restricted stock awards and units	482,818	221,738	436,758	220,669

Weighted average common stock and equivalents (C)	49,830,266	49,384,285	49,739,729	49,806,599

Earnings per share, basic (A/B)	$0.25	0.61	1.96	2.10
Earnings per share, diluted (A/C)	$0.25	0.61	1.95	2.09

Additional information:
Antidilutive incremental options and restricted stock awards and units	---	93,561	---	90,791

(8)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of December 31, 2013:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 12/31/13	Remaining Balance 12/31/13
Vessels under construction:
Deepwater platform supply vessels	22	$725,848	175,819	550,029
Towing supply/supply vessels	6	114,298	55,024	59,274
Other	1	8,014	8,014	---

Total vessel commitments	29	$848,160	238,857	609,303

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater platform supply vessels (PSVs) under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing-supply/supply vessels under construction have 7,100 brake horsepower (BHP). Scheduled delivery for the new-build vessels began in January 2014, with delivery of the final new-build vessel expected in February 2016.

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

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2013. The company had committed and invested $8.0 million as of December 31, 2013.

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. Some of the disputes may be resolved by high level management meetings between the parties or through a technical arbitration proceeding involving a third party technical expert. The balance of the claims will need to be resolved through litigation in New York state court. Although formal dispute resolution efforts are currently at an early stage, initial negotiations have thus far failed to resolve the parties’ disputes, and the company is in the process of selecting New York counsel to represent the company in the possible arbitration and litigation procedures. The escrowed amounts have been included in the cost of the acquired vessels.

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

Tidewater Marine International Inc. (TMII), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (DPA). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for a period of three years and seven days from the date of judicial approval of the DPA, in return for the satisfaction of a number of conditions. The DPA expired on November 11, 2013. On November 25, 2013, the DOJ filed a Motion to Dismiss the underlying criminal charges based on its determination that the company had complied with all of its obligations under the DPA. On November 26, 2013, a U.S. District Judge for the Southern District of Texas signed and subsequently entered an Order dismissing (with prejudice) the criminal charges.

Merchant Navy Officers Pension Fund

After consultation with its advisers, on July 15, 2013, a subsidiary of the company was placed into administration in the United Kingdom. Joint administrators were appointed to administer and distribute the subsidiary’s assets to the subsidiary’s creditors. The vessels owned by the subsidiary had become aged and were no longer economical to operate, which has caused the subsidiary’s main business to decline in recent years. Only one vessel generated revenue as of the date of the administration. As part of the administration, the company agreed to acquire seven vessels from the subsidiary (in exchange for cash) and to waive certain intercompany claims. The purchase price valuation for the vessels, all but one of which were stacked, was based on independent, third party appraisals of the vessels.

The company previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that was placed into administration in the U.K. MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration. The Company believed that the administration was in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF indicated that it did not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the Fund.

In December 2013, the administration was converted to a liquidation. That conversion allowed for an interim cash liquidation distribution to be made to MNOPF. The conversion is not expected to have any impact on the company. The liquidation is expected to be completed in calendar 2014. The company believes that the liquidation will resolve the subsidiary’s participation in the MNOPF. The company also believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement will have a two year term once an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated (expected in 2014).

However, the challenges presented to the company to successfully operate in Angola continue to remain significant. As the company has previously reported, on July 1, 2013, new legislation (the “forex law”) became effective that requires oil companies participating in concessions from Angola that engage in exploration and production activities offshore Angola to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. In the absence of a more efficient, forex-law compliant structure, the forex law could result in the payment of substantially all customer payments to Sonatide being made in Angolan kwanzas. Such a result could be unfavorable, because the conversion of Angolan kwanzas into U.S. dollars and expatriation of the funds may result in payment delays, currency devaluation risk prior to conversion of kwanzas to dollars, additional costs and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated an agreement (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided offshore (that can be paid in dollars). However, due to some recent uncertainty that has been expressed as to how Angola will interpret and enforce the forex law, Sonatide is not yet utilizing the split payment arrangement contemplated by the consortium agreement (which the company understands is comparable to arrangements utilized, or intended to be utilized, by other service companies operating in Angola).

The uncertainty surrounding the application of the forex law and the appropriate allocation between the oil companies and service providers of costs (known and unknown) that are associated with compliance and/or non-compliance with the forex law, including any future judicial or administrative interpretation of the forex law, is also having an impact on the ability of Sonatide to enter into new contracts with several important customers.

The company understands that the National Bank of Angola will issue a clarifying interpretation of the forex law by the end of February 2014. Any clarifying interpretation provided by the National Bank of Angola, and the resulting method and form of payment for goods and services that is utilized by the oil companies operating offshore Angola, should better allow Sonatide, the company and other market participants to better assess the risk profile of the Angolan market (i.e., this is an industry issue). In due course, the company and other market participants will adjust their respective business plans as they consider appropriate.

In the meantime, as discussed in further detail below, the uncertainty surrounding whether the proposed consortium structure and split dollar/kwanza arrangement will be acceptable has required the company to take measures to maintain adequate liquidity. As of December 31, 2013, the company had approximately $362 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue (billed and unbilled) related to services performed by the company through the Sonatide joint venture. These amounts have accumulated since late calendar 2012 when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (i.e., payments were required to be paid into local bank accounts). Since June 2013, when the second provisions of the forex law took effect (i.e., the local payments had to be in kwanza), Sonatide has generally accrued for but not delivered invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank rather than be paid in U.S. dollars offshore (as is provided for in relevant charter agreements with customers and is contemplated by the consortium agreement negotiated with Sonangol). An exception is with respect to one of our larger Angolan clients that has made payments in kwanza to Sonatide in amounts equivalent to approximately $63 million in January 2014. If the consortium arrangement is determined to be acceptable in Angola, the company believes that a significant portion of presently unbilled amounts will ultimately be paid in U.S. dollars. In the interim, the company has utilized its credit facility and other arrangements to fund the high working capital balances related to its Angola operations. If Sonatide is unable to timely put a structure in place that allows it to be paid in U.S. dollars abroad, Sonatide may have no other alternative than to be paid, or elect to be paid, a substantial portion of amounts that is it owed in kwanzas, and then seek to convert those kwanzas into U.S. dollars and repatriate those U.S. dollars abroad in order to pay the amounts that Sonatide owes the company. That conversion and repatriation is subject to those risks and considerations set forth above.

Management intends to look for ways to continue to profitably participate in the Angola market while reducing the overall level of exposure of the company to the increased risks that the company believes currently characterize the Angolan market, including the potential redeployment of vessels to other markets where demand for the company’s vessels remains strong.

The global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand; however, there would likely be negative financial impacts associated with the redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels at prevailing market day rates.

During the nine months ended December 31, 2013, the Sonatide joint venture entered into three (3) new contracts with customers, two of which extend into 2014, the third until 2017. During the twelve months ended December 31, 2013, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of 10 vessels operating in the area.

For the nine months ended December 31, 2013, Tidewater’s Angolan operations generated vessel revenues of approximately $261.0 million, or 25%, of its consolidated vessel revenue, from an average of approximately 90 Tidewater-owned vessels that are marketed through the Sonatide joint venture (5 of which were stacked on average during the nine months ended December 31, 2013), and, for the nine months ended December 31, 2012, generated vessel revenues of approximately $197.7 million, or 22%, of consolidated vessel revenue, from an average of approximately 85 Tidewater-owned vessels (10 of which were stacked on average during the nine months ended December 31, 2012).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of December 31, 2013 and March 31, 2013, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $58 million and $46 million, respectively.

Included in trade and other receivables at December 31, 2013 is approximately $362 million related to Sonatide, including cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers which are expected to be remitted to the company through Sonatide.

Included in accrued expenses at December 31, 2013 is approximately $89.2 million due to Sonatide for commissions payable (approximately $33.2 million) and other costs paid by Sonatide on behalf of the company.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $65.6 million as of December 31, 2013). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $63.1 million as of December 31, 2013) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $53.7 million as of December 31, 2013) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $11.8 million as of December 31, 2013) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that they have an import tax liability related to their vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company has imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012 and 2013, against the Brazilian state and has deposited (or, in recent cases, is in the process of depositing) the respective state tax for these newly imported vessels. As of December 31, 2013, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

Level 1:    Quoted market prices in active markets for identical assets or liabilities

Level 2:    Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:    Unobservable inputs that are not corroborated by market data

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of December 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,290	4,290	---	---
Preferred stock	---	---	---	---
Foreign stock	317	317	---	---
American depository receipts	1,861	1,861	---	---
Preferred American depository receipts	15	15	---	---
Real estate investment trusts	31	31	---	---
Debt securities:
Government debt securities	1,881	1,176	705	---
Open ended mutual funds	1,734	1,734	---	---
Cash and cash equivalents	386	34	352	---

Total	$10,515	9,458	1,057	---
Other pending transactions	(65)	(65)	---	---

Total fair value of plan assets	$10,450	9,393	1,057	---

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,240	4,240	---	---
Preferred stock	---	---	---	---
Foreign stock	285	285	---	---
American depository receipts	1,811	1,811	---	---
Preferred American depository receipts	16	16	---	---
Real estate investment trusts	---	---	---	---
Debt securities:
Government debt securities	2,007	1,240	767	---
Open ended mutual funds	1,743	1,743	---	---
Cash and cash equivalents	533	93	440	---

Total	$10,635	9,428	1,207	---
Other pending transactions	(149)	(149)	---	---

Total fair value of plan assets	$10,486	9,279	1,207	---

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

The company had no outstanding foreign exchange spot contracts at December 31, 2013 and March 31, 2013.

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

At December 31, 2013, the company did not have any forward contracts outstanding. One British pound forward contract had an expiration date of December 18, 2013. The change in fair value of the forward contract was immaterial and was recorded as a foreign exchange gain during quarter ended December 31, 2013. The forward contract did not qualify as a hedge instrument; therefore, all changes in fair value of the forward contract were recorded in earnings.

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

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of December 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$3,294	3,294	---	---

Total fair value of assets	$3,294	3,294	---	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$949	949	---	---
Long-term British pound forward derivative contracts	4,359	---	4,359	---

Total fair value of assets	$5,308	949	4,359	---

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Asset Impairments

The company accounts for long-lived assets in accordance with ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. The company reviews the vessels in its active fleet for impairment whenever events occur or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. In such evaluation the estimated future undiscounted cash flows generated by an asset group are compared with the carrying amount of the asset group to determine if a write-down may be required. Active, non-stacked vessels are grouped together for impairment testing purposes with vessels of similar operating and marketing characteristics. Active vessel groupings are also subdivided between older vessels and newer vessels.

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and nine-month periods ended December 31, 2013 and 2012, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Amount of impairment incurred	$3,691	2,074	7,738	5,638
Combined fair value of assets incurring impairment	4,308	3,940	8,774	12,542

(10)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at December 31, 2013 and March 31, 2013 is as follows:

(In thousands)	December 31, 2013	March 31, 2013
Recoverable insurance losses	$8,817	10,833
Deferred income tax assets	90,824	73,105
Deferred finance charges	8,555	5,133
Savings plans and supplemental plan	23,642	23,149
Noncurrent tax receivable	9,106	9,106
Other	12,316	4,951

	$153,260	126,277

A summary of accrued expenses at December 31, 2013 and March 31, 2013 is as follows:

(In thousands)	December 31, 2013	March 31, 2013
Payroll and related payables	$19,186	23,453
Commissions payable	40,913	13,866
Accrued vessel expenses	110,982	103,177
Accrued interest expense	5,739	8,096
Other accrued expenses	9,653	10,494

	$186,473	159,086

A summary of other current liabilities at December 31, 2013 and March 31, 2013 is as follows:

(In thousands)	December 31, 2013	March 31, 2013
Taxes payable	$42,155	38,100
Deferred credits - current	11,112	1,374
Dividend payable	410	334

	$53,677	39,808

A summary of other liabilities and deferred credits at December 31, 2013 and March 31, 2013 is as follows:

(In thousands)	December 31, 2013	March 31, 2013
Postretirement benefits liability	$26,521	27,681
Pension liabilities	40,152	37,096
Deferred gain on vessel sales	100,939	39,568
Other	38,592	34,729

	$206,204	139,074

(11)	ACCOUNTING PRONOUNCEMENTS

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

The company follows the disclosure requirements of ASC 280, Segment Reporting. Operating business segments are defined as a component of an enterprise for which separate financial information is available and is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We manage and measure our business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. These segments are consistent with the company’s chief operating decision maker (CODM) review of the company’s operations for the purposes of allocating resources and assessing performance. The company’s CODM is its Chief Executive Officer.

The following table provides a comparison of revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and nine-month periods ended December 31, 2013 and 2012. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Revenues:
Vessel revenues:
Americas	$109,848	84,532	302,021	244,498
Asia/Pacific	36,325	42,057	116,711	139,537
Middle East/N. Africa	51,158	42,027	137,741	106,528
Sub-Saharan Africa/Europe	163,382	136,427	499,538	414,396

	360,713	305,043	1,056,011	904,959
Other operating revenues	4,535	4,423	11,259	10,873

	$365,248	309,466	1,067,270	915,832

Vessel operating profit:
Americas	$25,579	14,442	69,555	34,140
Asia/Pacific	5,932	8,695	21,028	31,429
Middle East/N. Africa	10,927	13,720	34,496	26,282
Sub-Saharan Africa/Europe	38,502	21,171	103,282	92,597

	80,940	58,028	228,361	184,448
Corporate expenses	(11,106)	(16,712)	(40,552)	(39,663)
Gain on asset dispositions, net	7,170	99	9,359	2,770
Other operating expense	(233)	(441)	(407)	103
Goodwill impairment	(56,283)	---	(56,283)	---

Operating income	$20,488	40,974	140,478	147,658

Foreign exchange gain (loss)	1,341	52	4,269	(1,170)
Equity in net earnings of unconsolidated companies	2,671	2,639	10,872	8,359
Interest income and other, net	137	936	1,415	2,783
Loss on early extinguishment of debt	---	---	(4,144)	---
Interest and other debt costs	(12,250)	(7,183)	(31,081)	(21,918)

Earnings before income taxes	$12,387	37,418	121,809	135,712

Depreciation and amortization:
Americas	$11,310	10,110	32,255	30,831
Asia/Pacific	4,231	4,899	12,878	14,845
Middle East/N. Africa	6,405	4,996	17,742	13,463
Sub-Saharan Africa/Europe	19,661	16,396	59,397	47,198
Corporate	784	780	2,283	2,675

	$42,391	37,181	124,555	109,012

Additions to properties and equipment:
Americas	$45,580	9,210	57,619	51,106
Asia/Pacific	652	14,178	1,620	19,343
Middle East/N. Africa	805	1,448	1,714	3,243
Sub-Saharan Africa/Europe (A)	52,695	50,623	397,252	99,157
Corporate (B)	82,829	57,036	194,426	145,321

	$182,561	132,495	652,631	318,170

(A)	Included in Sub-Saharan Africa/Europe for the nine months ended December 31, 2013 is $245.6 million related to vessels acquired through the acquisition of Troms Offshore.

(B)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at December 31, 2013 and March 31, 2013:

(In thousands)	December 31, 2013	March 31, 2013
Total assets:
Americas	$1,008,964	885,470
Asia/Pacific	424,772	607,546
Middle East/North Africa	625,024	507,124
Sub-Saharan Africa/Europe	2,257,206	1,706,355

	4,315,966	3,706,495
Investments in, at equity, and advances to unconsolidated companies	60,099	46,047

	4,376,065	3,752,542
Corporate (A)	471,380	415,513

	$4,847,445	4,168,055

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At December 31, 2013 and March 31, 2013, $224.4 million and $229.3 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and nine-month periods ended December 31, 2013 and 2012:

Revenue by vessel class	Quarter Ended December 31,				Nine Months Ended December 31,
(In thousands)	2013	%	2012	%	2013	%	2012	%
Americas fleet:
Deepwater vessels	$72,048	20%	48,089	16%	188,891	18%	129,116	14%
Towing-supply/supply	30,451	9%	29,418	10%	88,982	9%	94,879	10%
Other	7,349	2%	7,025	2%	24,148	2%	20,503	2%
Total	$109,848	31%	84,532	28%	302,021	29%	244,498	27%
Asia/Pacific fleet:
Deepwater vessels	$20,142	6%	21,862	7%	64,357	6%	71,791	8%
Towing-supply/supply	15,235	4%	19,277	6%	49,516	5%	65,006	7%
Other	948	<1%	918	<1%	2,838	<1%	2,740	<1%
Total	$36,325	10%	42,057	14%	116,711	11%	139,537	15%
Middle East/N. Africa fleet:
Deepwater vessels	$18,805	5%	15,407	5%	50,389	5%	38,966	4%
Towing-supply/supply	31,481	9%	25,870	8%	84,741	8%	64,729	7%
Other	872	<1%	750	<1%	2,611	<1%	2,833	<1%
Total	$51,158	14%	42,027	14%	137,741	13%	106,528	12%
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$84,866	23%	64,509	21%	278,658	26%	194,820	22%
Towing-supply/supply	59,789	17%	54,816	18%	171,421	16%	167,376	18%
Other	18,727	5%	17,102	6%	49,459	5%	52,200	6%
Total	$163,382	45%	136,427	45%	499,538	47%	414,396	46%
Worldwide fleet:
Deepwater vessels	$195,861	54%	149,867	49%	582,295	55%	434,693	48%
Towing-supply/supply	136,956	39%	129,381	42%	394,660	38%	391,990	43%
Other	27,896	7%	25,795	8%	79,056	7%	78,276	9%
Total	$360,713	100%	305,043	100%	1,056,011	100%	904,959	100%

(13)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2013 and determined on the basis of step one of the goodwill impairment test that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. The Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region. In recent years, the company has both disposed of older vessels that previously worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. Step two of the assessment was completed during the quarter and a goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

During the nine months ended December 31, 2013, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

Goodwill by reportable segment at December 31, 2013 and at March 31, 2013 is as follows:

(In thousands)	December 31, 2013	March 31, 2013
Americas	$114,237	114,237
Asia/Pacific	---	56,283
Sub-Saharan Africa/Europe	169,462	127,302

	$283,699	297,822

(14)	SALE/LEASEBACK ARRANGEMENTS

During the third quarter of fiscal 2014, the company sold four vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. The sale/leaseback transactions resulted in proceeds to the company of $141.9 million and deferred gains totaling $36.3 million. The aggregate carrying value of the four vessels was $105.6 million at their respective dates of sale. The leases on three of the vessels will expire in the quarter ending December 2020 and the fourth lease expires in December 2022. Under the sale/leaseback agreements which expire during the quarter ending December 2020, the company has the right to re-acquire the vessels at values ranging from 59% to 62% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates. Under the sale/leaseback agreement which expires in December 2022, the company has the right to re-acquire the vessel at the end of the sixth year for $43.6 million or at the end of the eighth year for $34.5 million, re-acquire the vessel at the end of the lease term at its then fair market value or deliver the vessel to the owner at the end of the lease term and pay a return fee of $2.9 million.

In September 2013, the company sold two vessels to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transactions resulted in proceeds to the company of $65.6 million and a deferred gain of $31.3 million. The aggregate carrying value of the two vessels was $34.3 million at the dates of sale. Under each September 2013 sale/leaseback agreement, the company has the right to either re-acquire the two vessels at approximately 55% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates.

The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the year lease terms. The deferred gains will be amortized to gain on asset dispositions, net ratably over the respective lease terms. Any deferred gain balance remaining upon the repurchase of the vessel would reduce the vessels’ stated cost if the company elected to exercise the purchase options.

As of December 31, 2013, the future minimum lease payments for these six fiscal 2014 sale/leaseback vessels are as follows:

Fiscal year ending	Amount (In thousands)
Remaining three-months of 2014	$4,007
2015	16,027
2016	16,027
2017	16,027
2018	18,332
Thereafter	61,969

Total future lease payments	$132,389

(15)	INVESTMENT IN UNCONSOLIDATED COMPANIES

During the third quarter of fiscal 2014, the company advanced $1.9 million to a 40%-owned unconsolidated joint venture company located in Nigeria. The company also sold a vessel to this unconsolidated joint venture company for $23.3 million, and recognized a realized gain of $7.9 million based on proportional ownership of the joint venture and a deferred gain of $5.2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related condensed consolidated statements of earnings, comprehensive income, and stockholders’ equity for the three month and nine-month periods ended December 31, 2013 and 2012, and of cash flows for the nine-month periods ended December 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

February 5, 2014

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Quarterly Report on Form 10-Q and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this report and include, without limitation, volatility in worldwide energy demand and oil and gas prices; fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well-developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; and enforcement of laws related to the environment, labor and foreign corrupt practices.

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

About Tidewater

We provide offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. Tidewater manages and measures its business performance in four distinct operating segments: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. Tidewater has one of the broadest global operating footprints in the offshore energy industry operating vessels in most of the world’s significant offshore crude oil and natural gas exploration and production regions. The company is also one of the most experienced international operators in the offshore energy industry having operated in many countries throughout the world over the last six decades.

At December 31, 2013, the company had 298 vessels (of which 11 were owned by joint ventures and 18 were stacked) available to serve the global energy industry. The size and composition of the company’s offshore service vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. The company provides offshore vessel services in support of all phases of offshore exploration, field development and production, including towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying.

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

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors that affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated anchor handling towing supply vessels (AHTS) and platform supply vessels (PSVs) generally require specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. Competition for skilled crew personnel has intensified as new-build support vessels currently under construction increase the number of technologically sophisticated offshore vessels operating worldwide. It is expected that crew costs will likely increase as competition for skilled personnel intensifies.

The timing and amount of repair and maintenance costs are influenced by our expectations of future customer demand for our vessels, as well as vessel age and drydockings mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required drydocking, it stacks and, in recent years, sells the vessel because it is not permitted to work without regulatory certifications that are current. When the company drydocks an active vessel, the company not only foregoes vessel revenues and incurs drydocking costs, but also continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, vessel drydockings take on an increased significance to the company and its financial performance. Older vessels may require more frequent and more comprehensive repairs and drydockings, which can be expensive. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive drydockings, even in the early years of a vessel’s useful life, due to the greater relative size and complexity of these vessels. Conversely, when the company stacks vessels, the number of drydockings in any period could decline. The combination of these factors can create volatility in period to period drydock costs, which are primarily included in repair and maintenance expense, thus incrementally increasing the volatility of the company’s revenues and operating income, and making period-to-period comparisons of financial results more difficult.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement will have a two year term once an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated (expected in 2014).

However, the challenges presented to the company to successfully operate in Angola continue to remain significant. As the company has previously reported, on July 1, 2013, new legislation (the “forex law”) became effective that requires oil companies participating in concessions from Angola that engage in exploration and production activities offshore Angola to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. In the absence of a more efficient, forex-law compliant structure, the forex law could result in the payment of substantially all customer payments to Sonatide being made in Angolan kwanzas. Such a result could be unfavorable, because the conversion of Angolan kwanzas into U.S. dollars and expatriation of the funds may result in payment delays, currency devaluation risk prior to conversion of kwanzas to dollars, additional costs and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated an agreement (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided offshore (that can be paid in dollars). However, due to some recent uncertainty that has been expressed as to how Angola will interpret and enforce the forex law, Sonatide is not yet utilizing the split payment arrangement contemplated by the consortium agreement (which the company understands is comparable to arrangements utilized, or intended to be utilized, by other service companies operating in Angola).

The uncertainty surrounding the application of the forex law and the appropriate allocation between the oil companies and service providers of costs (known and unknown) that are associated with compliance and/or non-compliance with the forex law, including any future judicial or administrative interpretation of the forex law, is also having an impact on the ability of Sonatide to enter into new contracts with several important customers.

The company understands that the National Bank of Angola will issue a clarifying interpretation of the forex law by the end of February 2014. Any clarifying interpretation provided by the National Bank of Angola, and the resulting method and form of payment for goods and services that is utilized by the oil companies operating offshore Angola, should better allow Sonatide, the company and other market participants to better assess the risk profile of the Angolan market (i.e., this is an industry issue). In due course, the company and other market participants will adjust their respective business plans as they consider appropriate.

In the meantime, as discussed in further detail below, the uncertainty surrounding whether the proposed consortium structure and split dollar/kwanza arrangement will be acceptable has required the company to take measures to maintain adequate liquidity. As of December 31, 2013, the company had approximately $362 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue (billed and unbilled) related to services performed by the company through the Sonatide joint venture. These amounts have accumulated since late calendar 2012 when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (i.e., payments were required to be paid into local bank accounts). Since June 2013, when the second provisions of the forex law took effect (i.e., the local payments had to be in kwanza), Sonatide has generally accrued for but not delivered invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank rather than be paid in U.S. dollars offshore (as is provided for in relevant charter agreements with customers and is contemplated by the consortium agreement negotiated with Sonangol). An exception is with respect to one of our larger Angolan clients that has made payments in kwanza to Sonatide in amounts equivalent to approximately $63 million in January 2014. If the consortium arrangement is determined to be acceptable in Angola, the company believes that a significant portion of presently unbilled amounts will ultimately be paid in U.S. dollars. In the interim, the company has utilized its credit facility and other arrangements to fund the high working capital balances related to its Angola operations. If Sonatide is unable to timely put a structure in place that allows it to be paid in U.S. dollars abroad, Sonatide may have no other alternative than to be paid, or elect to be paid, a substantial portion of amounts that is it owed in kwanzas, and then seek to convert those kwanzas into U.S. dollars and repatriate those U.S. dollars abroad in order to pay the amounts that Sonatide owes the company. That conversion and repatriation is subject to those risks and considerations set forth above.

Management intends to look for ways to continue to profitably participate in the Angola market while reducing the overall level of exposure of the company to the increased risks that the company believes currently characterize the Angolan market, including the potential redeployment of vessels to other markets where demand for the company’s vessels remains strong.

The global market for offshore supply vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand; however, there would likely be negative financial impacts associated with the redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels at prevailing market day rates.

During the nine months ended December 31, 2013, the Sonatide joint venture entered into three (3) new contracts with customers, two of which extend into 2014, the third until 2017. During the twelve months ended December 31, 2013, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of 10 vessels operating in the area.

For the nine months ended December 31, 2013, Tidewater’s Angolan operations generated vessel revenues of approximately $261.0 million, or 25%, of its consolidated vessel revenue, from an average of approximately 90 Tidewater-owned vessels that are marketed through the Sonatide joint venture (5 of which were stacked on average during the nine months ended December 31, 2013), and, for the nine months ended December 31, 2012, generated vessel revenues of approximately $197.7 million, or 22%, of consolidated vessel revenue, from an average of approximately 85 Tidewater-owned vessels (10 of which were stacked on average during the nine months ended December 31, 2012).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of December 31, 2013 and March 31, 2013, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $58 million and $46 million, respectively.

Included in trade and other receivables at December 31, 2013 is approximately $362 million related to Sonatide, including cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers which are expected to be remitted to the company through Sonatide.

Included in accrued expenses at December 31, 2013 is approximately $89.2 million due to Sonatide for commissions payable (approximately $33.2 million) and other costs paid by Sonatide on behalf of the company.

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

Presently, the 54 countries that have ratified are: Antigua and Barbuda, Australia, Bahamas, Barbados, Belgium, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Fiji, Finland, France, Gabon, Germany, Ghana, Greece, Hungary, Italy, Japan, Kiribati, Latvia, Lebanon, Liberia, Lithuania, Luxembourg, Malaysia, Malta, Marshall Islands, Morocco, Netherlands, Nicaragua, Nigeria, Norway, Palau, Panama, Philippines, Poland, Russian Federation, Saint Kitts and Nevis, St. Vincent and the Grenadines, Samoa, Serbia, Singapore, South Africa, Spain, Sweden, Switzerland, Togo, Tuvalu, United Kingdom, and Vietnam. Notably, although Fiji, Gabon, and Lebanon have submitted instruments of ratification, their respective registrations for Member state social protection benefits are still pending.

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

The price of crude oil has experienced considerable volatility since March 31, 2013, with a slight overall decline due to production increases and elevated inventory levels. Some analysts believe that the global economy experienced a modest overall recovery during calendar year 2013 and is poised for incrementally higher growth levels in calendar year 2014. This overall recovery has been led by improvements in China’s economy over the latter half of 2013, European markets moving out of recession and growth in the U.S. economy. As a result of these economic improvements a number of analysts expect worldwide demand for crude in calendar year 2014 to increase at a rate higher than in 2013 primarily driven by China, the Middle East and Latin America with more modest growth projected for the U.S.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for and the price of crude oil, which in early January 2014, was trading around $94 per barrel for West Texas Intermediate (WTI) crude and around $107 per barrel for Intercontinental Exchange (ICE) Brent crude. The favorable environment crude oil bodes well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels, both in the various global markets and the deepwater sectors of the U.S. GOM.

Although natural gas prices increased slightly during the company’s fiscal year 2014, they have remained low from a historical perspective primarily due to increased supply, which has resulted in increases in natural gas inventories. The continuing rise in production of unconventional gas resources in North America (in part due to increases in onshore shale production resulting from technological advancements in horizontal drilling and hydraulic fracturing) and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Oversupplied natural gas inventories in the U.S. continue to exert downward pricing pressures on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High onshore gas production along with a prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of E&P companies, which in turn, would suppress demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource). As of the beginning of January 2014, natural gas was trading in the U.S. at approximately $4.20 per Mcf which is slightly higher than $4.00 per Mcf in March 2013.

Certain oil and gas industry analysts have reported in their surveys of 2014 E&P expenditures (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase in calendar year 2014 by 4%-6% over calendar year 2013 levels. The surveys further note that international capital spending budgets will increase approximately 4%-6% while North American capital spending budgets are forecast to increase over 4%-7% as compared to 2013 estimated levels. It is anticipated by these analysts that the North American capital budget increases will be driven by onshore projects as well as offshore in the US GOM, while international E&P spending is expected to be largely offshore, with the strongest markets expected to include Latin America, the Middle East. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $89-$92 WTI and $98 Brent average prices per barrel of oil. E&P companies are estimated to be using an approximate $3.66-$3.91 per Mcf average natural gas price for their 2014 capital budgets.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also a source of potential growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs. Reports published by IHS-Petrodata at the end of December 2013 indicate that the worldwide movable offshore drilling rig count, estimated at approximately 910 rigs, approximately 34% of which are designed to operate in deeper waters, will increase with the delivery within the next several years of approximately 245 new-build offshore rigs that are on order and under construction. Of the estimated 910 movable offshore rigs worldwide, approximately 710 are working as of December 31, 2013, approximately 36% of which are designed to operate in deeper waters. It is further estimated that approximately 42% of the new-build rigs are being built to operate in deeper waters, suggesting that the total population of deepwater working rigs could grow to 37% of the working rig population if all new-build rigs are incremental working rigs. Investment is also being made in the floating production unit market, with approximately 75 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 370 floating production units already in existence worldwide.

In addition to the increase in deepwater drilling activity, shallow-water exploration and production activity has also increased during the last 12 months. According to IHS-Petrodata, at approximately 390 working jack up rigs as of December 2013, the number of working jack-up rigs in recent weeks represent an increase of approximately 12% from the number of jack-ups working a year ago. Orders for new jack-up rigs have also increased approximately 44% over the last 12 months to approximately 132 jack up rigs, nearly all of which are scheduled for delivery in the next three years.

According to IHS-Petrodata, there were approximately 465 new-build offshore support vessels (deepwater platform supply vessels, deepwater AHTS vessels and towing-supply vessels only) under construction as of December 2013, most of which are expected to be delivered to the worldwide offshore vessel market within the next two years. Also as of December 2013, the worldwide fleet of these classes of vessels is estimated at approximately 3,000 vessels, of which Tidewater estimates more than 10% are currently stacked.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 700 vessels, or 23%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, approximately 40% of which Tidewater estimates are already stacked, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand could also be created by the addition of new drilling rigs and floating production units that are expected to be delivered and become operational over the next few years, which should help minimize the possible negative effects of the new-build offshore support vessels being added to the offshore support vessel fleet.

Fiscal 2014 Third Quarter Business Highlights

During the first nine months of fiscal 2014, the company continued its focus on maintaining its competitive advantages and its market share in markets where it operates and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older vessels that currently have fewer market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled vessel downtime, and maintaining disciplined cost control.

On June 4, 2013, the company, through a subsidiary, acquired Troms Offshore Supply AS, a Norwegian company (Troms Offshore). At the time of the acquisition, Troms Offshore owned four deepwater PSVs, and had two additional deepwater PSVs under construction, one of which was delivered shortly after the acquisition and the last of which was delivered in January of 2014. The purchase price (not including transaction costs) included a $150.0 million cash payment to the shareholders of Troms Offshore and the assumption of approximately $261.3 million of combined Troms Offshore obligations, comprised of net interest-bearing debt and the remaining installment payments due on vessels under construction. The company has performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $42.2 million of goodwill, all of which was allocated to our Sub-Saharan Africa/Europe segment.

At December 31, 2013, the company had 287 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 9.3 years.

The company’s consolidated net earnings for the first nine months of fiscal 2014 decreased 7%, or $7.3 million, as compared to the same period in fiscal 2013, primarily due to a $56.3 million non-cash goodwill impairment, a 15% increase in vessel operating costs, a 14% increase in depreciation expense and a 10% increase in general and administrative expenses, which were partially offset by an approximate 17% increase in total revenues. The company recorded $1,067.3 million in revenues during the first nine months of fiscal 2014, which is an increase of $151.4 million over the revenue earned during the same period of fiscal 2013. The increase in revenues was due to a 16% increase in our total worldwide fleet average day rates attributable to the operation of newer and more sophisticated vessels in a generally improving market environment and $51.4 million in revenues contributed from Troms Offshore, which was acquired in June of 2013.

Vessel revenues generated by the company’s Americas segment increased approximately 24%, or $57.5 million, during the first nine months of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to a $59.8 million increase in revenues earned on the deepwater vessels as a result of a 10% increase in average day rates and an increase in the number of deepwater vessels operating in the area. Americas-based vessel operating costs also increased 11%, or $16.8 million, during the first nine months of fiscal 2014 as compared to the same period in fiscal 2013.

Vessel revenues generated by our Asia/Pacific segment decreased 16%, or $22.8 million, during the first nine months of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to a decrease in the number of towing-supply/supply vessels operating in this segment because of vessels transferring to other segments and vessel sales. Vessel operating costs for the Asia/Pacific segment also decreased 12%, or $9.8 million, during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment increased 29%, or $31.2 million, during the first nine months of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to deepwater and towing-supply/supply vessels mobilizing to the area. Vessel operating costs for the Middle East/North Africa segment increased 31%, or $17.2 million, during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment increased 21%, or $85.1 million, during the first nine months of fiscal 2014 as compared to the revenues earned during the same period in fiscal 2013, primarily due to an 18% increase in average day rates and an increased number of vessels operating in the segment, both of which increases were due, in part, to the vessels acquired from Troms Offshore as noted above. Vessel operating costs for the Sub-Saharan Africa/Europe segment increased 24%, or $54.0 million, during the same comparative periods, primarily due to increased crew costs, repair and maintenance costs and an increase in the number of vessels operating in the segment including the incremental Troms Offshore vessels.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and nine-month periods ended December 31, 2013 and 2012 and for the quarter ended September 30, 2013:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2013	%	2012	%	2013	%	2012	%	2013	%
Vessel revenues:
Americas	$109,848	31%	84,532	28%	302,021	29%	244,498	27%	101,929	28%
Asia/Pacific	36,325	10%	42,057	14%	116,711	11%	139,537	15%	37,430	10%
Middle East/N. Africa	51,158	14%	42,027	14%	137,741	13%	106,528	12%	45,370	13%
Sub-Saharan Africa/Europe	163,382	45%	136,427	45%	499,538	47%	414,396	46%	178,939	49%

Total vessel revenues	$360,713	100%	305,043	100%	1,056,011	100%	904,959	100%	363,668	100%

Vessel operating costs:
Crew costs	$101,382	28%	87,469	29%	295,381	28%	265,584	29%	100,767	28%
Repair and maintenance	40,920	12%	36,143	12%	128,009	12%	96,121	11%	38,996	11%
Insurance and loss reserves	4,410	1%	7,381	2%	14,356	1%	16,542	2%	3,926	1%
Fuel, lube and supplies	18,589	5%	19,553	6%	56,748	6%	56,565	6%	19,354	5%
Other	32,378	9%	26,378	9%	94,662	9%	76,100	8%	32,273	9%

Total vessel operating costs	$197,679	55%	176,924	58%	589,156	56%	510,912	56%	195,316	54%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), brokered vessels, remotely operated vehicles (ROVs) and other miscellaneous marine-related activities for the quarters and the nine-month periods ended December 31, 2013 and 2012 and for the quarter ended September 30, 2013:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
(In thousands)	2013	2012	2013	2012	2013
Other operating revenues	$4,535	4,423	11,259	10,873	4,269
Costs of other operating revenues	4,097	4,176	10,157	9,284	4,040

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and nine-month periods ended December 31, 2013 and 2012 and for the quarter ended September 30, 2013.

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2013	%	2012	%	2013	%	2012	%	2013	%
Vessel operating costs:
Americas:
Crew costs	$31,854	29%	27,951	33%	91,084	30%	85,308	35%	31,389	31%
Repair and maintenance	14,034	13%	10,797	13%	34,642	12%	29,634	12%	11,750	11%
Insurance and loss reserves	1,421	1%	1,941	2%	3,919	1%	4,130	2%	597	1%
Fuel, lube and supplies	4,819	5%	3,391	4%	14,273	5%	13,711	6%	5,901	6%
Other	7,935	7%	6,370	8%	21,608	7%	15,921	6%	7,203	7%

	60,063	55%	50,450	60%	165,526	55%	148,704	61%	56,840	56%
Asia/Pacific:
Crew costs	$14,012	38%	15,599	37%	44,233	38%	53,921	39%	14,567	39%
Repair and maintenance	3,235	9%	3,015	7%	9,257	8%	8,642	6%	3,910	10%
Insurance and loss reserves	402	1%	1,026	2%	1,402	1%	1,553	1%	350	1%
Fuel, lube and supplies	2,449	7%	2,130	5%	7,578	6%	8,577	6%	2,410	6%
Other	2,163	6%	2,533	6%	7,728	7%	7,276	5%	3,211	9%

	22,261	61%	24,303	57%	70,198	60%	79,969	57%	24,448	65%
Middle East/N. Africa:
Crew costs	$13,582	26%	9,941	24%	35,591	26%	28,842	27%	11,545	25%
Repair and maintenance	5,392	11%	2,265	6%	12,318	9%	7,735	7%	3,638	8%
Insurance and loss reserves	642	1%	1,005	2%	2,660	2%	2,536	3%	1,216	3%
Fuel, lube and supplies	5,177	10%	3,367	8%	11,417	8%	8,394	8%	2,372	5%
Other	3,986	8%	2,589	6%	9,785	7%	7,111	7%	3,082	7%

	28,779	56%	19,167	46%	71,771	52%	54,618	52%	21,853	48%
Sub-Saharan Africa/Europe:
Crew costs	$41,934	26%	33,978	25%	124,473	25%	97,513	24%	43,266	24%
Repair and maintenance	18,259	11%	20,066	15%	71,792	14%	50,110	12%	19,698	11%
Insurance and loss reserves	1,945	1%	3,409	2%	6,375	1%	8,323	2%	1,763	1%
Fuel, lube and supplies	6,144	4%	10,665	8%	23,480	5%	25,883	6%	8,671	5%
Other	18,294	11%	14,886	11%	55,541	11%	45,792	11%	18,777	11%

	86,576	53%	83,004	61%	281,661	56%	227,621	55%	92,175	52%

Total operating costs	$197,679	55%	176,924	58%	589,156	56%	510,912	56%	195,316	54%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and nine-month periods ended December 31, 2013 and 2012 and the quarter ended September 30, 2013:

	Quarter Ended December 31,						Nine Months Ended December 31,						Quarter Ended September 30,
(In thousands)	2013	%		2012	%		2013	%		2012	%		2013	%
Vessel operating profit:
Americas	$25,579	7%		14,442	5%		69,555	6%		34,140	4%		23,675	6%
Asia/Pacific	5,932	2%		8,695	3%		21,028	2%		31,429	3%		4,807	1%
Middle East/N. Africa	10,927	3%		13,720	4%		34,496	3%		26,282	3%		13,446	4%
Sub-Saharan Africa/Europe	38,502	10%		21,171	7%		103,282	10%		92,597	10%		47,261	13%

	80,940	22%		58,028	19%		228,361	21%		184,448	20%		89,189	24%
Corporate expenses	(11,106)	(3%	)	(16,712)	(5%	)	(40,552)	(4%	)	(39,663)	(4%	)	(12,891)	(4%	)
Gain on asset dispositions, net	7,170	2%		99	<1%		9,359	1%		2,770	<1%		49	<1%
Other operating expenses	(233)	(<1%	)	(441)	(<1%	)	(407)	(<1%	)	103	<1%		218	<1%
Goodwill impairment	(56,283)	(15%	)	---	---		(56,283)	(5%	)	---	---		---	---

Operating income	20,488	6%		40,974	14%		140,478	13%		147,658	16%		76,565	21%

Foreign exchange gain (loss)	1,341	<1%		52	<1%		4,269	<1%		(1,170)	(<1%	)	3,017	1%
Equity in net earnings of unconsolidated companies	2,671	1%		2,639	1%		10,872	1%		8,359	1%		3,781	1%
Interest income and other, net	137	<1%		936	<1%		1,415	<1%		2,783	<1%		538	<1%
Loss on early extinguishment of debt	---	---		---	---		(4,144)	(<1%	)	---	---		(4,144)	(1%	)
Interest and other debt costs	(12,250)	(3%	)	(7,183)	(2%	)	(31,081)	(3%	)	(21,918)	(2%	)	(9,918)	(3%	)

Earnings before income taxes	$12,387	3%		37,418	12%		121,809	11%		135,712	15%		69,839	19%

Americas Segment Operations. Americas-based vessel revenues increased 30%, or $25.3 million and 24%, or $57.5 million, respectively, during the quarter and nine month periods ended December 31, 2013, as compared to the same periods of the prior fiscal year, due primarily to revenues earned on deepwater vessels, which increased $24.0 million, or 50%, and $59.8 million, or 46%, respectively. The increase in deepwater revenues during the quarter and nine month periods ended December 31, 2013 as compared to the same periods in fiscal 2013 is the result of a 4% and 10% increase in average day rates, respectively, and an increase in the number of deepwater vessels operating in the Americas segment resulting from new deliveries and vessels which were transferred from other segments because of the increased demand for deepwater drilling services in Brazil and the U.S. GOM during the current fiscal year.

At the beginning of fiscal 2014, the company had 26 Americas-based stacked vessels. During the first nine months of fiscal 2014, the company stacked three additional vessels, returned one vessel to service and sold 18 vessels from the previously stacked vessel fleet, resulting in a total of 10 stacked Americas-based vessels as of December 31, 2013.

Operating profit for Americas-based vessels increased 77%, or $11.1 million, and 104%, or $35.4 million, respectively, during the quarter and nine-month periods ended December 31, 2013, respectively, as compared to the same periods in fiscal 2013, primarily due to higher revenues, which were partially offset by a 19% or $9.6 million and 11%, or $16.8 million, respectively, increase in vessel operating costs (primarily crew costs, repairs and maintenance costs and other vessel costs).

Crew costs increased 14%, or $3.9 million and 7%, or $5.8 million, respectively, during the quarter and nine-month period ended December 31, 2013, as compared to the same periods during fiscal 2013, due to an increase in the number of deepwater vessels operating in the segment. Repair and maintenance costs increased 30%, or $3.2 million and 17%, or $5.0 million, respectively, during the quarter and nine-month period ended December 31, 2013, as compared to the same periods during fiscal 2013, due to a greater number of drydockings being performed during the current periods as well as the outfitting of new arrivals for work on new contracts. Other vessel costs increased 25%, or $1.6 million and 36%, or $5.7 million, respectively, during the quarter and nine-month period ended December 31, 2013, as compared to the same periods during fiscal 2013, primarily attributable to vessel deliveries into the segment during the current period.

Americas-based vessel revenues increased 8%, or $7.9 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, primarily due to higher revenues earned on the deepwater vessels. Revenues from the deepwater vessels increased 17%, or $10.2 million, during the same comparative periods, primarily due to a 13 percentage point increase in utilization rates as well as an increased number of deepwater vessels operating in the segment resulting from new deliveries and vessels which were transferred in from other segments because of the increasing demand for deepwater drilling services in Brazil and the U.S. GOM. The revenue increase from deepwater vessels was partially offset by a decrease in the other classes of vessels of 21%, or $1.9 million, during the same comparative periods, primarily due to a 14 percentage point decrease in utilization rates and a 7% decrease in average day rates.

Operating profit for the Americas-based vessels increased 8%, or $1.9 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, primarily due to higher revenues, partially offset by a 6%, or $3.2 million, increase in vessel operating costs (primarily repairs and maintenance costs) and an increase in vessel operating lease costs.

Repair and maintenance costs increased 19%, or $2.3 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, due to a greater number of drydockings performed during the current period. Vessel operating lease costs increased 227%, or $1.8 million, during the same comparative periods, due to the increase in the number of vessels operating in the US GOM which have been sold and leased back to the company. Refer to the “Off-Balance Sheet Arrangements” section of Management’s Discussion and Analysis of this report for a discussion of the company’s sale/leaseback vessels.

Asia/Pacific Segment Operations. Asia/Pacific-based vessel revenues decreased 14%, or $5.7 million, and 16%, or $22.8 million, respectively, during the quarter and nine months ended December 31, 2013, as compared to the quarter and nine months ended December 31, 2012, primarily due to lower revenues from both the towing-supply/supply and deepwater vessel classes. Revenues from towing-supply/supply vessels decreased 21%, or $4.0 million, and 24%, or $15.5 million, respectively, during the quarter and nine months ended December 31, 2013 as compared to the same comparative periods of fiscal 2013. Revenues from deepwater vessels also decreased 8%, or $1.7 million and 10%, or $7.4 million, respectively, during the same respective comparative periods. Decreases among both vessel classes are attributable to vessels transferring to other segments where market opportunities are currently more robust. The Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region.

At the beginning of fiscal 2014, the company had nine Asia/Pacific-based stacked vessels. During the first nine months of fiscal 2014, the company sold six vessels from the previously stacked vessel fleet resulting in a total of three stacked Asia/Pacific-based vessels as of December 31, 2013.

Operating profit for the Asia/Pacific-based vessels decreased 32%, or $2.8 million and 33%, or $10.4 million, respectively, during the quarter and nine-month periods ended December 31, 2013, as compared to the same periods in fiscal 2013. Decreased vessel revenues were partially offset by an 8%, or $2.0 million and 12%, or $9.8 million, respectively, decrease in vessel operating costs (primarily crew costs) and a decrease in depreciation expense during the same quarter and nine-month comparative periods.

Crew costs decreased 10%, or $1.6 million, and 18%, or $9.7 million, respectively, during the quarter and nine-month periods ended December 31, 2013, as compared to same periods during fiscal 2013, and depreciation expense decreased 14%, or $0.7 million, and 13%, or $2.0 million, respectively, during the same quarter and nine-month comparative periods due to fewer vessels operating in the segment as a result of vessels transferring to other segments.

Asia/Pacific-based vessel revenues decreased 3%, or $1.1 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, primarily due to a decrease in revenues earned on the towing-supply/supply vessels. Towing-supply/supply vessel revenue decreased 8%, or $1.3 million, during the same comparative period, due to a fewer number of vessels operating in the segment.

Operating profit for the Asia/Pacific-based vessels increased 23%, or $1.1 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, and is primarily attributable to a 9%, or $2.2 million, decrease in vessel operating costs (primarily crew costs, repairs and maintenance costs and other vessel costs), partially offset by a decrease in revenues. Crew costs decreased 4%, or $0.6 million, repairs and maintenance costs decreased 17%, or $0.7 million, and other vessel costs decreased 33%, or $1.0 million, during the same comparative periods, due to a decrease in the number of vessels operating in the segment as vessels were transferred to other segments where market opportunities are currently more robust.

Middle East/North Africa Segment Operations. Middle East/North Africa-based vessel revenues increased 22%, or $9.1 million and 29%, or $31.2 million, respectively, during the quarter and nine-month periods ended December 31, 2013, as compared to the same periods during fiscal 2013, primarily due to increased revenues from the towing-supply/supply and deepwater vessel classes. Towing-supply/supply vessel revenue increased 22% or $5.6 million and 31%, or $20.0 million, respectively, during the quarter and nine-month periods ended December 31, 2013, as compared to the same periods during fiscal 2013, due to an 11% and 21% respective increase in average day rates, a five percentage point increase in utilization rates during the quarter and nine-month periods, as well as an increase in the number of vessels operating in the segment. Deepwater vessel revenue increased 22% or $3.4 million, and 29%, or $11.4 million, respectively, during the quarter and nine month periods ended December 31, 2013, due to a 15% and 16% respective increase in average day rates as well as an increase in the number of vessels operating in the segment during the comparative periods. Increases in dayrates and overall utilization in Middle East/North Africa segment is primarily the result of increased operations in the Mediterranean Sea and offshore Saudi Arabia driven by an increase in the number of jack up rigs working in this region.

At the beginning of fiscal 2014, the company had six Middle East/North Africa-based stacked vessels. During the first nine months of fiscal 2014, the company sold all six of these vessels and stacked one additional vessel, resulting in a total of one stacked Middle East/North Africa-based vessel as of December 31, 2013.

Middle East/North Africa-based vessel operating profit decreased 20%, or $2.8 million, during the quarter ended December 31, 2013, as compared to the same period during fiscal 2013, primarily due to a 50%, or $9.6 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs and fuel, lube and supplies costs) and an increase in depreciation expense, which were partially offset by higher revenues.

Crew costs increased 37%, or $3.6 million, during the quarter ended December 31, 2013, as compared to the same period during fiscal 2013, primarily due to an increase in the number of vessels operating in the segment which was the result of the transfer of vessels from other segments. Repair and maintenance costs increased 138%, or $3.1 million, during the same comparative periods, due to an increase in the number of drydockings during the current period and the outfitting of vessels to new contract specifications. Fuel, lube and supplies costs increased 54%, or $1.8 million, during the same comparative periods, due to mobilization costs incurred for the transfer of vessels from other segments. Depreciation expense increased 15% or $1.4 million, during the same comparative periods, also due to an increase in the number of vessels operating in the segment.

Middle East/North Africa-based vessel operating profit increased 31%, or $8.2 million, during the nine-month period ended December 31, 2013, as compared to the same period during fiscal 2013, primarily due to an increase in revenues, which were partially offset by a 31%, or $17.2 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, fuel, lube and supplies costs and other vessel costs), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 23%, or $6.7 million, during the nine-months ended December 31, 2013, as compared to the same period during fiscal 2013, primarily due to an increase in the number of vessels operating in the segment which was the result of the transfer of vessels from other segments. Repair and maintenance costs increased 59%, or $4.6 million, during the same comparative periods, due to an increase in the number of drydockings during the current period and the outfitting of vessels to new contract specifications. Fuel, lube and supplies costs increased 36%, or $3.0 million, during the same comparative periods, due to mobilization costs incurred related to the transfer of vessels from other segments. Other vessel costs increased 38%, or $2.7 million, during the same comparative periods, due to an increase in the number of vessels operating in the segment. Depreciation expense increased 32% or $4.3 million, during the same comparative periods, also due to an increase in the number of vessels operating in the segment. General and administrative expenses increased 15%, or $1.6 million, during the same comparative periods, due to the increase in shore-based personnel necessary to support growing operations in the region.

Middle East/North Africa-based vessel revenues increased 13%, or $5.8 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, primarily due to higher revenues earned on the deepwater vessels and towing-supply/supply vessels. Revenues earned on the deepwater vessels increased 20%, or $3.1 million, during the same comparative periods, due to a 7% increase in average day rates as well as an increase in the number of vessels operating in the segment. Revenues earned on the towing-supply/supply vessels increased 9%, or $2.7 million, during the same comparative periods, due to an 8% increase in average day rates as well as an increase in the number of vessels operating in the segment.

Operating profit for the Middle East/North Africa-based vessels decreased 19%, or $2.5 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, primarily due to a 32%, or $6.9 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs and fuel, lube and supplies costs) and an increase in depreciation expense, which was partially offset by higher revenues.

Crew costs increased 18%, or $2.0 million during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, due to an increase in the number of vessels operating in the segment which was the result of the transfer of vessels from other segments. Repair and maintenance costs increased 48%, or $1.8 million, during the same comparative periods, due to a greater number of drydockings performed during the current period. Fuel, lube and supplies costs increased 118%, or $2.8 million, during the same comparative periods, due to the mobilization of vessels into the area. Depreciation expense increased 12%, or $0.7 million, during the same comparative periods, due to an increase in the number of vessels operating in the segment.

Sub-Saharan Africa/Europe Segment Operations. Sub-Saharan Africa/Europe-based vessel revenues increased 20%, or $27.0 million, and 21%, or $85.1 million, during the quarter and nine-month periods ended December 31, 2013 as compared to the quarter and nine-month period ended December 31, 2012, primarily due to higher revenues earned on the deepwater vessels and towing-supply/supply vessels.

Revenues from deepwater vessels increased 32%, or $20.4 million, and 43%, or $83.8 million during the respective periods, due to 13 and five percentage point increases in respective utilization rates and 11% and 18% increases in respective average day rates as well as the use of newer, higher spec equipment which has been moved into the area during the current periods to meet customer needs as older vessels were transferred to other segments or stacked. Revenues from deepwater vessels during the quarter and nine-months ended December 31, 2013 also include $17.6 million and $41.7 million, respectively, from vessels added by the June 2013 acquisition of Troms Offshore. Revenues from the towing-supply/supply vessels increased 9%, or $5.0 million, and 2%, or $4.0 million during the same comparative periods, due to 10% and 7% increases in respective average day rates and seven and four percentage point increases in respective utilization rates.

At the beginning of fiscal 2014, the company had 10 Sub-Saharan Africa/Europe-based stacked vessels. During the first nine months of fiscal 2014, the company stacked three additional vessels, sold eight previously stacked vessels and returned to service one vessel from the previously stacked vessel fleet, resulting in a total of four stacked Sub-Saharan Africa/Europe-based vessels as of December 31, 2013.

Sub-Saharan Africa/Europe-based vessel operating profit increased 82%, or $17.3 million, during the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, primarily due to higher revenues which were partially offset by a 4%, or $3.6 million, increase in vessel operating costs (crew costs and other vessel costs, partially offset by a decrease in fuel, lube and supplies costs), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 23%, or $8.0 million, during the third quarter of fiscal 2014 as compared to the third quarter of fiscal 2013, due to a an increase in the number of vessels operating in the. Other vessel costs increased 23%, or $3.4 million, during the same comparative periods, due to an increase in amount of commission paid to brokers. Fuel, lube and supplies costs decreased 42%, or $4.5 million, during the same comparative periods, due to a fewer number of vessel mobilizations during the current period. Depreciation expense increased 20%, or $3.3 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment including vessels from the Troms Offshore acquisition. General and administrative expenses increased 25%, or $3.2 million, during the same comparative periods, due to increases in administrative payroll (in part related to the acquisition of Troms Offshore).

Sub-Saharan Africa/Europe-based vessel operating profit increased 12%, or $10.7 million, during the nine-month period ended December 31, 2013 as compared to the nine-month period ended December 31, 2012, primarily due to higher revenues, which were partially offset by a 24%, or $54.0 million, increase in vessel operating costs (primarily crew costs, repairs and maintenance costs and other vessel costs), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 28%, or $27.0 million, during the nine-month period ended December 31, 2013 as compared to the nine-month period ended December 31, 2012, primarily due to a greater number of crew personnel assigned to this segment related to an increase in the number vessels operating in the segment. Repair and maintenance costs increased 43%, or $21.7 million, during the same comparative periods, due to a greater number of drydockings and major repairs during the current period. Other vessel costs increased 21%, or $9.7 million, during the same comparative periods, due to an increase in commissions paid to brokers. Depreciation expense increased 26%, or $12.2 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment including vessels from the Troms Offshore acquisition. General and administrative expenses increased 25%, or $9.4 million, during the same comparative periods, due to increases in administrative payroll (in part related to the acquisition of Troms Offshore).

Sub-Saharan Africa/Europe-based vessel revenues decreased 9%, or $15.6 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, primarily due to a decrease in revenues earned on the deepwater vessels, which were partially offset by an increase in revenues earned on the towing-supply/supply vessels and the other class of vessels. Revenue earned on the deepwater vessels decreased 20%, or $21.7 million, during the same comparative periods, due to a 5% decrease in average day rates, a six percentage point decrease in utilization rates and the relocation of some deepwater vessels to other segments. Revenue earned on the towing-supply/supply vessels increased 5%, or $3.0 million, during the same comparative periods, due to a seven percentage point increase in utilization rates. Revenue earned on the other class of vessels increased 20%, or $3.1 million, during the same comparative periods, due to a 13% increase in average day rates and a four percentage point increase in utilization rates.

Sub-Saharan Africa/Europe-based vessel operating profit decreased 19%, or $8.8 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, primarily due to a decrease in revenues, which was partially offset by a 6%, or $5.6 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs and fuel lube and supplies costs).

Crew costs decreased 3%, or $1.3 million, during the third quarter of fiscal 2014 as compared to the second quarter of fiscal 2014, primarily due to a fewer number of vessels operating in the segment. Repair and maintenance costs decreased 7%, or $1.4 million, and fuel, lube and supplies costs decreased 29%, or $2.5 million, during the same comparative periods, due also to a reduction of active vessels in the segment.

Other Items. Insurance and loss reserves expense decreased 40%, or $3.0 million, and 13%, or $2.2 million during the quarter and nine-month periods ended December 31, 2013, as compared to the same periods during fiscal 2013 primarily due to downward adjustments to case-based and other reserves. Insurance and loss reserves expense for the quarter ended December 31, 2013 was comparable to the second quarter of fiscal 2014.

Gain on asset dispositions, net for the nine months ended December 31, 2013 increased $6.6 million, or 238%, as compared to the same period in fiscal 2013 due to a $4.6 gain recognized on the sale of the company’s remaining shipyard and an increase in the number of vessels sold during fiscal 2014, notably a $7.9 million gain recognized on the sale of a vessel to a Nigerian unconsolidated joint venture. The company also recognized $7.7 million in asset impairments during the nine months ended December 31, 2013 as compared to $5.6 million in asset impairments during the first nine months of fiscal 2013.

Gain on asset dispositions, net for the third quarter of fiscal 2014 increased $7.1 million as compared to the second quarter of fiscal 2014 and the third quarter of fiscal 2013 due primarily to a $7.9 million gain recognized on the sale of a vessel to a Nigerian unconsolidated joint venture.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and nine-month periods ended December 31, 2013 and 2012, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Amount of impairment incurred	$3,691	2,074	7,738	5,638
Combined fair value of assets incurring impairment	4,308	3,940	8,774	12,542

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

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (none at December 31, 2013) or vessels owned by joint ventures (11 vessels at December 31, 2013).

The following tables compare revenues, day-based vessel utilization percentages and average day rates by vessel class and in total for the quarters and nine-month periods ended December 31, 2013 and 2012 and the quarter ended September 30, 2013:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2013	2012	2013	2012	2013
REVENUES BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater vessels	$72,048	48,089	188,891	129,116	61,811
Towing-supply/supply	30,451	29,418	88,982	94,879	30,861
Other	7,349	7,025	24,148	20,503	9,257
Total	$109,848	84,532	302,021	244,498	101,929
Asia/Pacific fleet:
Deepwater vessels	$20,142	21,862	64,357	71,791	19,923
Towing-supply/supply	15,235	19,277	49,516	65,006	16,559
Other	948	918	2,838	2,740	948
Total	$36,325	42,057	116,711	139,537	37,430
Middle East/N. Africa fleet:
Deepwater vessels	$18,805	15,407	50,389	38,966	15,732
Towing-supply/supply	31,481	25,870	84,741	64,729	28,763
Other	872	750	2,611	2,833	875
Total	$51,158	42,027	137,741	106,528	45,370
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$84,866	64,509	278,658	194,820	106,541
Towing-supply/supply	59,789	54,816	171,421	167,376	56,772
Other	18,727	17,102	49,459	52,200	15,626
Total	$163,382	136,427	499,538	414,396	178,939
Worldwide fleet:
Deepwater vessels	$195,861	149,867	582,295	434,693	204,007
Towing-supply/supply	136,956	129,381	394,660	391,990	132,955
Other	27,896	25,795	79,056	78,276	26,706
Total	$360,713	305,043	1,056,011	904,959	363,668

UTILIZATION:
Americas fleet:
Deepwater vessels	85.3%	73.1	78.6	72.4	72.3
Towing-supply/supply	60.9	48.0	50.1	49.9	49.5
Other	78.0	82.4	83.9	78.4	91.6
Total	73.9%	60.9	65.7	60.9	63.9
Asia/Pacific fleet:
Deepwater vessels	77.2%	89.2	83.0	88.0	80.1
Towing-supply/supply	70.6	52.4	69.1	53.2	73.0
Other	100.0	100.0	100.0	81.1	100.0
Total	73.6%	60.5	73.8	60.6	75.8
Middle East/N. Africa fleet:
Deepwater vessels	71.0%	89.8	80.1	91.6	81.2
Towing-supply/supply	84.8	80.1	81.0	76.2	86.1
Other	100.0	28.6	67.4	35.1	81.8
Total	81.7%	75.1	79.9	73.3	84.7
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	83.0%	70.3	83.7	78.9	88.8
Towing-supply/supply	73.8	66.9	69.3	65.0	66.8
Other	76.8	77.2	73.2	77.9	72.5
Total	77.3%	71.1	74.7	72.6	75.0
Worldwide fleet:
Deepwater vessels	81.7%	75.2	81.6	79.2	81.9
Towing-supply/supply	72.8	61.1	66.4	60.4	66.3
Other	78.1	74.5	75.6	74.4	77.3
Total	76.7%	67.5	72.9	67.9	73.2

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2013	2012	2013	2012	2013
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater vessels	$29,779	28,721	30,459	27,756	31,953
Towing-supply/supply	17,247	13,721	15,949	13,994	15,520
Other	7,320	6,181	7,391	6,086	7,843
Total	$21,169	17,060	20,071	16,519	19,974
Asia/Pacific fleet:
Deepwater vessels	$33,937	35,453	37,015	36,114	37,812
Towing-supply/supply	12,687	12,592	12,716	13,211	12,430
Other	10,300	9,972	10,317	9,963	10,300
Total	$19,257	18,779	19,756	19,425	19,184
Middle East/N. Africa fleet:
Deepwater vessels	$23,708	20,710	22,398	19,396	22,195
Towing-supply/supply	13,375	12,020	12,810	10,605	12,440
Other	4,738	4,750	4,746	4,892	4,750
Total	$15,358	13,761	14,630	12,256	14,156
Sub-Saharan Africa/Europe fleet:
Deepwater vessels	$28,664	25,853	28,863	24,527	30,244
Towing-supply/supply	15,764	14,318	15,632	14,577	15,737
Other	5,409	5,054	5,034	5,060	4,779
Total	$15,994	14,053	16,408	13,934	17,206
Worldwide fleet:
Deepwater vessels	$28,944	27,100	29,343	26,199	30,481
Towing-supply/supply	15,029	13,399	14,588	13,385	14,389
Other	5,883	5,407	5,680	5,384	5,651
Total	$17,492	15,286	17,364	14,979	17,603

The utilization, average day rates and the average number of the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) for the quarters and nine-month periods ended December 31, 2013 and 2012 and the quarter ended September 30, 2013 were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2013	2012	2013	2012	2013
UTILIZATION:
Deepwater vessels
Platform supply vessels	82.7%	78.3	83.8	82.8	84.6
Anchor handling towing supply	95.8	81.8	93.2	84.9	87.9
Towing-supply/supply	85.5	86.3	84.3	87.7	85.7
Other	81.8	78.6	76.1	79.2	73.2
Total	84.3%	82.1	82.8	84.3	82.7

AVERAGE VESSEL DAY RATES:
Deepwater vessels
Platform supply vessels	$29,092	27,223	29,633	26,189	31,053
Anchor handling towing supply	29,141	30,366	29,202	29,790	28,885
Towing-supply/supply	15,144	13,969	14,745	14,029	14,484
Other	6,036	5,765	5,845	5,764	5,635
Total	$18,209	16,503	18,271	16,210	18,637

AVERAGE VESSEL COUNT:
Deepwater vessels
Platform supply vessels	75	62	72	58	73
Anchor handling towing supply	12	11	11	11	11
Towing-supply/supply	104	102	104	101	103
Other	52	49	52	49	52
Total	243	224	239	219	239

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and the nine-month periods ended December 31, 2013 and 2012 and for the quarter ended September 30, 2013:

	Quarter Ended December 31,		Nine Months Ended December 31,		Quarter Ended September 30,
	2013	2012	2013	2012	2013
Americas fleet:
Deepwater vessels	31	25	29	23	30
Towing-supply/supply	31	48	40	50	44
Other	14	15	14	16	14

Total	76	88	83	89	88
Less stacked vessels	11	24	20	24	24

Active vessels	65	64	63	65	64

Asia/Pacific fleet:
Deepwater vessels	8	7	8	8	7
Towing-supply/supply	19	32	20	34	20
Other	1	1	1	1	1

Total	28	40	29	43	28
Less stacked vessels	4	12	5	13	4

Active vessels	24	28	24	30	24

Middle East/N. Africa fleet:
Deepwater vessels	12	9	10	8	9
Towing-supply/supply	30	30	30	29	29
Other	2	6	3	6	2

Total	44	45	43	43	40
Less stacked vessels	1	7	1	7	---

Active vessels	43	38	42	36	40

Sub-Saharan Africa/Europe fleet:
Deepwater vessels	39	39	42	37	43
Towing-supply/supply	56	62	58	64	59
Other	49	48	49	48	49

Total	144	149	149	149	151
Less stacked vessels	8	16	10	19	11

Active vessels	136	133	139	130	140

Active owned or chartered vessels	268	263	268	261	268
Stacked vessels	24	59	36	63	39

Total owned or chartered vessels	292	322	304	324	307
Vessels withdrawn from service	---	2	1	2	1
Joint-venture and other	11	10	10	10	10

Total	303	334	315	336	318

Owned or chartered vessels include vessels that were stacked by the company. The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 18, 53 and 37 stacked vessels at December 31, 2013 and 2012 and September 30, 2013, respectively. Most of the stacked vessels are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at December 31, 2013 and March 31, 2013:

	December 31, 2013		March 31, 2013
	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)
Owned vessels in active service	254	$3,223,353	256	$2,882,908
Stacked vessels	18	11,339	51	30,084
Vessels withdrawn from service	---	---	2	633
Marine equipment and other assets under construction		280,284		239,287
Other property and equipment		31,500		36,907

Totals	272	$3,546,476	309	$3,189,819

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel class and segment during the nine months ended December 31:

	Nine Months Ended December 31,
	2013	2012
Number of vessels disposed by vessel class:
Deepwater vessels (A)	3	---
Towing-supply/supply (B)	35	19
Other	5	6

Total	43	25

Number of vessels disposed by segment:
Americas (A) (B)	20	2
Asia/Pacific	6	6
Middle East/North Africa	8	3
Sub-Saharan Africa/Europe	9	14

Total	43	25

Note A: Excludes six vessels that were sold and leased back by the company as disclosed in Note (14) in Notes to the Condensed Consolidated Financials. Note B: Includes one vessel withdrawn from service.

Vessel and Other Deliveries and Acquisitions

During the first nine months of fiscal 2014, the company took delivery of two waterjet crewboats, two deepwater PSVs and two towing-supply/supply PSVs, acquired two deepwater PSVs and one deepwater AHTS from third parties, and acquired a fleet comprised of four operating vessels and assumed two vessel construction contracts as a result of the acquisition of Troms Offshore Supply AS, as disclosed in Note 2 of Notes to the Condensed Consolidated Financial Statements. The two waterjet crewboats were constructed at an international shipyard for a total aggregate cost of $6.0 million. The two 303-feet deepwater PSVs were constructed at a U.S. shipyard for a total aggregate cost of $122.9 million. The two 220-feet towing-supply/supply PSVs were constructed at an international shipyard for a total cost of $51.0 million. The company acquired two 290-foot deepwater PSVs for a total cost of $93.8 million and a 247-foot deepwater AHTS for $28.7 million from third parties, and also acquired a fleet of four deepwater PSVs, ranging from 280-feet to 285-feet, as a result of the Troms Offshore Supply AS acquisition. Based on preliminary fair value analysis performed on Troms Offshore Supply AS at the acquisition date, the purchase price allocated to these four vessels total an aggregate $234.9 million. One of the two Troms vessel construction contracts (a 270-foot, deepwater PSV) was completed in June 2013 for a total cost of $50.2 million. During the first nine months of fiscal 2014 the company also took delivery of six remotely operated vehicles (ROV) for a total cost of $31.8 million.

During fiscal 2013, the company took delivery of eleven newly-built vessels and acquired seven vessels from third parties. Seven of the delivered vessels are deepwater PSVs, six of which are 286-feet in length and one is 249-feet in length. The six 286-feet PSVs were constructed at an international shipyard for a total aggregate cost of $176.3 million. The 249-foot PSV was built at a different international shipyard for $19.2 million. The company also took delivery of two towing-supply/supply vessels that each had 8,200 brake horse power (BHP). These two vessels were constructed at an international shipyard for a total aggregate cost of $47.6 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6.0 million. In addition, the company acquired six deepwater PSVs for a total cost of $170.5 million (which range between 220-feet to 288-feet in length) and one towing-supply/supply vessel for a total cost of $13.1 million.

In addition to the 18 fiscal 2013 deliveries noted above, we acquired two additional towing-supply/supply vessels during fiscal 2013 which were originally taken delivery of, then sold and leased back during fiscal 2006 and 2007. The company elected to repurchase these vessels from the lessors during fiscal 2013 for an aggregate total cost of $17.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels.

In January 2014, the second Troms Offshore vessel that was under construction at the time of the June 2013 closing of the acquisition was completed (a 310-foot, deepwater PSV) for a total cost of approximately $65.0 million

Vessel and Other Commitments at December 31, 2013

At December 31, 2013, the company had six 7,100 BHP towing-supply/supply vessels under construction at an international shipyard, for a total expected cost of $114.3 million. The vessels are expected to be delivered beginning in November 2014 with final delivery of the last vessel in June 2015. As of December 31, 2013, the company had invested $55.0 million for these vessels.

The company is also committed to the construction of twenty two PSVs, including two 246-foot, four 261-foot, one 264-foot, ten 275-foot, three 310-foot and two 300-foot deepwater PSVs for a total estimated cost of $725.8 million. Two of the 300-foot and one 264-foot deepwater class vessels are being constructed at a U.S. shipyard and a different U.S. shipyard is constructing two 310-foot deepwater PSVs. Two different international shipyards are constructing four and six 275-foot deepwater PSVs, respectively. Three other international shipyards are constructing two 246-foot, four 261-foot and one 310-foot deepwater PSVs, respectively. The two 246-foot deepwater PSVs are expected to deliver during the June 2014 quarter, and the four 261-foot deepwater PSVs have expected delivery dates ranging from April 2015 to October 2015. The 264-foot deepwater PSV is expected to deliver in July 2014. The ten 275-foot deepwater PSVs are expected to be delivered beginning in May 2014, with final delivery of the tenth vessel in July 2015. The two 300-foot deepwater PSVs are scheduled for delivery in September 2015 and February 2016. The two 310-foot deepwater PSVs constructed at U.S. shipyards are scheduled for delivery in November 2015 and February 2016. The 310-foot deepwater PSV constructed at an international shipyard was delivered in January 2014. As of December 31, 2013, $175.8 million was invested in these 22 vessels.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2013. The company had committed and invested $8.0 million as of December 31, 2013.

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. Some of the disputes may be resolved by high level management meetings between the parties or through a technical arbitration proceeding involving a third party technical expert. The balance of the claims will need to be resolved through litigation in New York state court. Although formal dispute resolution efforts are currently at an early stage, initial negotiations have thus far failed to resolve the parties’ disputes, and the company is in the process of selecting New York counsel to represent the company in the possible arbitration and litigation procedures. The escrowed amounts have been included in the cost of the acquired vessels.

Vessel and Other Commitments Summary at December 31, 2013

The table below summarizes the company’s various commitments to acquire and construct new vessels, by vessel type, as of December 31, 2013:

	Non-U.S. Built				U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Invested Through 12/31/13	Remaining Balance 12/31/13	Number of Vessels	Total Cost	Invested Through 12/31/13	Remaining Balance 12/31/13
In thousands, except number of vessels:
Deepwater platform supply vessels	17	$473,776	105,921	367,855	5	252,072	69,898	182,174
Towing-supply/supply vessels	6	114,298	55,024	59,274	---	---	---	---
Other	1	8,014	8,014	---	---	---	---	---

Total vessel commitments	24	$596,088	168,959	427,129	5	252,072	69,898	182,174

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various commitments as discussed above:

	Quarter Period Ended
Vessel class and type	03/14	06/14	09/14	12/14	03/15	Thereafter
Deepwater platform supply vessels	1	3	4	3	1	10
Towing-supply/supply vessels	---	---	---	2	2	2
Other	---	---	---	---	1	---

Total vessel commitments	1	3	4	5	4	12

(In thousands)
Expected quarterly cash outlay	$92,933	81,042	114,253	110,449	60,603	150,023(A)

(A)	The ‘Thereafter’ vessel construction obligations are expected to be paid during fiscal 2016.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, bank term loans, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (6) of Notes to Condensed Consolidated Financial Statements. The company has $609.3 million in unfunded capital commitments associated with the 29 vessels currently under construction at December 31, 2013.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the quarters and the nine-month periods ended December 31, 2013 and 2012 and for the quarter ended September 30, 2013 consist of the following components:

	Quarter Ended December 31,				Nine Months Ended December 31,				Quarter Ended September 30,
(In thousands)	2013	%	2012	%	2013	%	2012	%	2013	%
Personnel	$27,755	7%	30,055	10%	82,518	7%	81,557	9%	26,662	7%
Office and property	5,568	2%	6,264	2%	20,126	2%	18,579	2%	6,821	2%
Sales and marketing	3,033	1%	2,492	1%	8,287	1%	7,079	1%	2,741	1%
Professional services	6,686	2%	4,607	1%	23,627	2%	13,260	1%	7,399	2%
Other	2,681	1%	2,921	1%	7,683	1%	8,395	1%	2,415	1%

	$45,723	13%	46,339	15%	142,241	13%	128,870	14%	46,038	13%

General and administrative expenses during the third quarter of fiscal 2014, were 1.3%, or $0.6 million, lower than the third quarter of fiscal 2013, primarily due to a $2.3 million decrease in personnel expenses attributable to the settlement of a supplemental retirement plan of the former chief executive offices of the company which occurred during the quarter ended December 31, 2012. This decrease was partially offset by a $2.1 million increase in professional services and incremental general administrative costs associated with Troms Offshore.

General and administrative expenses during the nine months ended December 31, 2013, were 10%, or $13.4 million, higher than the nine month period ended December 31, 2012, primarily due to increases in professional services and office and property costs. Professional services increased 78%, or $10.4 million, due to the acquisition of Troms Offshore, arbitration activities related to our historical operations in Venezuela and the administration of a subsidiary company based in the United Kingdom. In addition, office and property costs increased 8%, or $1.5 million, $0.9 million of which is related to a customs charge assessed in Equatorial Guinea.

General and administrative expenses for the third quarter of fiscal 2014 were comparable to the quarter ended September 30, 2013

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

Availability of Cash

At December 31, 2013, the company had $114.1 million in cash and cash equivalents, of which $43.5 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States, including continuing to pay the quarterly dividend. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

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

Borrowings under the credit facility are unsecured and bear interest at the company’s option at (i) the greater of prime or the federal funds rate plus 0.25 to 1.00%, or (ii) Eurodollar rates, plus margins ranging from 1.25 to 2.00% based on the company’s consolidated funded debt to capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15 to 0.30% based on the company’s funded debt to total capitalization ratio. The credit facility requires that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company had $300 million in term loan borrowings outstanding at December 31, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600.0 million available under the revolver to fund future liquidity needs at December 31, 2013. The company had $125 million of term loan borrowings and $110.0 million of revolver borrowings outstanding under the previous credit facility at March 31, 2013. These estimated fair values are based on Level 2 inputs.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings. These estimated fair values are based on Level 2 inputs.

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at December 31, 2013, is as follows:

(In thousands, except weighted average data)	December 31, 2013
Aggregate debt outstanding	$500,000
Weighted average remaining life in years	9.6
Weighted average coupon rate on notes outstanding	4.86%
Fair value of debt outstanding	495,276

The multiple series of notes totaling $500 million were issued with maturities ranging from approximately seven to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55% and maintain a ratio of consolidated EBITDA to consolidated interest charges, including capitalized interest, of not less than 3.0 to 1.0.

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at December 31, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	December 31, 2013	March 31, 2013
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	6.8	7.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	165,997	179,802

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at December 31, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	December 31, 2013	March 31, 2013
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	5.9	6.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	428,873	458,520

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at December 31, 2013 and March 31, 2013, is an after-tax loss of $2.5 million ($3.9 million pre-tax), and $2.9 million ($4.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at December 31, 2013 and March 31, 2013, is as follows:

(In thousands, except weighted average data)	December 31, 2013	March 31, 2013
Aggregate debt outstanding	$35,000	175,000
Weighted average remaining life in years	1.6	0.7
Weighted average coupon rate on notes outstanding	4.61%	4.47%
Fair value of debt outstanding	36,263	178,227

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

Troms Offshore Debt. In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. As of December 31, 2013, 178.9 million NOK (approximately $29.2 million) is outstanding under this agreement. In January 2014, the loan was amended to, among other things, reduce the guarantee premium from 2.50% to 1.50% representing a premium based on Tidewater’s current funded indebtedness to capitalization ratio ( for a total all-in rate of 5.38%), change the export creditor guarantor, and to replace the vessel security with a company guarantee.

In January 2014, Troms Offshore entered into a new 300 million NOK (approximately $50 million), 12 year unsecured borrowing agreement which matures in January 2026. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently set at a 1.5% for a total rate 3.81%).

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement a Norwegian Bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. As of December 31, 2013 60.0 million NOK (approximately $9.8 million) is outstanding under these agreements.

Troms Offshore had 60.0 million NOK, or approximately $9.8 million, outstanding in floating rate debt at December 31, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 178.9 million NOK, or $29.2 million, of outstanding fixed rate debt at December 31, 2013, which has an estimated fair value of 186.7 million NOK, or $30.7 million. These estimated fair values are based on Level 2 inputs.

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

Current Maturities of Long Term Debt

Principal repayments of approximately $5.2 million due during the twelve months ending December 31, 2014 are classified as long term debt in the accompanying balance sheet at December 31, 2013 because the company has the ability and intent to fund the repayments with borrowings under the credit facility which matures in June 2018.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and the nine-month periods ended December 31, 2013 and 2012 are as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands)	2013	2012	2013	2012
Interest and debt costs incurred, net of interest capitalized	$12,250	7,183	31,081	21,918
Interest costs capitalized	2,643	2,564	8,241	8,299

Total interest and debt costs	$14,893	9,747	39,322	30,217

Total interest and debt costs were higher, during the quarter and nine-month periods ended December 31, 2013 than the same period in fiscal 2013, because of an increase in interest expense due to increased borrowings under the credit facility and the addition of interest related from the acquisition of the Troms Offshore.

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

The aggregate dollar outlay for common stock repurchased, along with the number of shares repurchased, and average price paid per share, for the quarters and nine month periods ended December 31 is as follows:

	Quarter Ended December 31,			Nine Months Ended December 31,
(In thousands, except share and per share data)	2013		2012	2013	2012
Aggregate dollar outlay for common stock repurchased	$	---	20,006	---	85,034
Shares of common stock repurchased		---	456,400	---	1,856,900
Average price paid per common share	$	---	43.83	---	45.79

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and nine month periods ended December 31:

	Quarter Ended December 31,		Nine Months Ended December 31,
(In thousands, except dividend per share)	2013	2012	2013	2012
Dividends declared	$12,396	12,405	37,431	37,574
Dividend per share	0.25	0.25	0.75	0.75

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the nine months ended December 31, is as follows:

(In thousands)	2013	Change	2012
Net earnings	$96,838	(7,321)	104,159
Depreciation and amortization	124,555	15,543	109,012
Benefit for deferred income taxes	(18,300)	(9,618)	(8,682)
Gain on asset dispositions, net	(9,359)	(6,589)	(2,770)
Goodwill impairment	56,283	56,283	---
Changes in operating assets and liabilities	(182,813)	(158,105)	(24,708)
Other non-cash items	2,625	(3,075)	5,700

Net cash provided by operating activities	$69,829	(112,882)	182,711

Cash flows from operations decreased $112.9 million, or 62%, to $69.8 million, during the nine months ended December 31, 2013 as compared to $182.7 million during the nine months ended December 31, 2012, due primarily to changes in net operating assets and liabilities; most significantly, an increase in trade and other receivable balances of $223.5 million. This increase in trade and other receivables is primarily due to an increase in trade receivables of $173.0 million and an increase in amounts due from affiliates of $54.5 million from March 31, 2013 to December 31, 2013 both of which are attributable to changes in local laws within our Sub-Saharan Africa/Europe segment which resulted in key customers making payments for goods and services into local bank accounts of an unconsolidated affiliate beginning in the third quarter of fiscal 2013 and the deferral of our billing certain customers for vessel charters beginning in the second quarter of fiscal 2014. Following the execution of the new Sonatide joint venture agreement, the company expects that the currently high working capital levels will normalize over the coming quarters as it adjusts its procedures and contracting arrangements with customers to comply with the new requirements. To date, the company has funded the recent increase in the level of working capital with additional borrowings and other arrangements. It is important, however, for the company and Sonatide to implement new invoicing and remittance processes for onshore and offshore work expeditiously in order to avoid the necessity of continuing to borrow funds to provide for out of the ordinary levels of working capital. As noted under the Sonatide Joint Venture disclosure above, while the execution of the new joint venture agreement has occurred, finalization of a consortium payment scheme arrangement with our partner and our customers is pending.

Investing Activities

Net cash used in investing activities for the nine months ended December 31, is as follows:

(In thousands)	2013	Change	2012
Proceeds from the sale of assets	$46,006	27,386	18,620
Proceeds from the sale/leaseback of assets	207,435	207,435	---
Additions to properties and equipment	(397,458)	(70,810)	(326,648)
Payments for acquisition, net of cash acquired	(127,737)	(127,737)	---
Other	(2,462)	(1,674)	(788)

Net cash used in investing activities	$(274,216)	34,600	(308,816)

Investing activities for the nine months ended December 31, 2013 used $274.2 million of cash, which is primarily attributed to $397.5 million of additions to properties and equipment as well as $127.7 million used in the acquisition of Troms Offshore partially offset by $207.4 million in proceeds from the sale/leaseback of vessels. Refer to the “Fiscal 2014 First Quarter Business Highlights” section of this report for a discussion of the company’s acquisition of Troms Offshore. Additions to properties and equipment were comprised of approximately $27.6 million in capitalized major repair costs, $365.2 million for the construction and purchase of offshore marine vessels and ROV’s, and $4.7 million in other properties and equipment purchases.

Investing activities for the nine months ended December 31, 2012 used $308.8 million of cash, which is primarily attributed to $326.6 million of additions to properties and equipment partially offset by $18.6 million in proceeds from the sale of assets. Additions to properties and equipment were comprised of approximately

$33.7 million in capitalized major repair costs, $291.6 million for the construction and purchase of offshore marine vessels and $1.3 million in other properties and equipment purchases.

Financing Activities

Net cash provided by (used in) financing activities for the nine months ended December 31, is as follows:

(In thousands)	2013	Change	2012
Principal payments on debt	$(1,103,054)	(1,043,054)	(60,000)
Debt borrowings	1,416,262	1,376,262	40,000
Debt issuance costs	(4,404)	(4,404)	---
Proceeds from exercise of stock options	6,082	4,114	1,968
Cash dividends	(37,355)	71	(37,426)
Excess tax benefit on stock options exercised	433	359	74
Stock repurchases	---	85,034	(85,034)

Net cash provided by (used in) financing activities	$277,964	418,382	(140,418)

Financing activities for the nine months ended December 31, 2013 provided $278.0 million of cash, primarily from $313.2 million in net debt financings, which include $500.0 million of funding from the September 2013 senior notes and $175.0 million increase in the term loan. The additional debt was used to fund the Troms Offshore acquisition, repay $140.0 million of 2003 senior notes, repay approximately $114.6 million to retire Troms Offshore debt obligations, fund vessel construction and purchase commitments and $37.4 million used for the quarterly payment of common stock dividends of $0.25 per common share.

Financing activities for the nine months ended December 31, 2012 used $140.4 million of cash, which is primarily the result of $85.0 million used to repurchase the company’s common stock, $60.0 million used to repay debt, and $37.4 million used for the quarterly payment of common stock dividends of $0.25 per common share. Uses of cash were slightly offset by $40.0 million of borrowings from the revolving line of credit.

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

At December 31, 2013, the company had approximately $114.1 million of cash and cash equivalents, of which $43.5 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, $600.0 million of undrawn capacity on the credit facility was available to the company.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through December 31, 2013.

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

Merchant Navy Officers Pension Fund. After consultation with its advisers, on July 15, 2013, a subsidiary of the company was placed into administration in the United Kingdom. Joint administrators were appointed to administer and distribute the subsidiary’s assets to the subsidiary’s creditors. The vessels owned by the subsidiary had become aged and were no longer economical to operate, which has caused the subsidiary’s main business to decline in recent years. Only one vessel generated revenue as of the date of the administration. As part of the administration, the company agreed to acquire seven vessels from the subsidiary (in exchange for cash) and to waive certain intercompany claims. The purchase price valuation for the vessels, all but one of which were stacked, was based on independent, third party appraisals of the vessels.

The company previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that was placed into administration in the U.K. MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration. The Company believed that the administration was in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF indicated that it did not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the Fund.

In December 2013, the administration was converted to a liquidation. That conversion allowed for an interim cash liquidation distribution to be made to MNOPF. The conversion is not expected to have any impact on the company. The liquidation is expected to be completed in calendar 2014. The company believes that the liquidation will resolve the subsidiary’s participation in the MNOPF. The company also believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $65.6 million as of December 31, 2013). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $63.1 million as of December 31, 2013) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $53.7 million as of December 31, 2013) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $11.8 million as of December 31, 2013) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that they have an import tax liability related to their vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company has imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012 and 2013, against the Brazilian state and has deposited (or, in recent cases, is in the process of depositing) the respective state tax for these newly imported vessels. As of December 31, 2013, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

In January, 2013, the Ministry of the Environment, Nature Conservation, and Tourism, an agency of the Democratic Republic of Congo (DRC) with jurisdiction over environmental affairs, delivered a letter requesting that the company pay $0.25 million to the DRC. The request was made as indemnification for alleged environmental damages to the coastal waters of the DRC related to the sinking of the company’s anchor handling tug, Nana Tide, in shallow waters off the Congolese coast on December 21, 2012. The cause of the casualty loss is not yet known. We are cooperating with our customer, our insurers and DRC authorities to recover the vessel and limit the environmental impact of this incident. While there has been some evidence, from time to time, of a sheen in the immediate vicinity of the Nana Tide, we do not believe that there has been any major breach of her liquid tanks. Also, other than the initial letter from the DRC agency, we are not aware of any proceedings that have been instituted by the DRC.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Contractual Obligations and Other Commercial Commitments

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2013 except as noted below. The following table summarizes the changes to the company’s consolidated contractual obligations as of December 31, 2013 for the remaining months of fiscal 2014, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)	Payments Due by Fiscal Year
	Total	2014	2015	2016	2017	2018	More Than 5 Years
Vessel construction obligations	609,303	92,933	366,347	150,023	---	---	---

Term loan interest	22,706	1,261	5,046	5,046	5,046	5,046	1,261

September 2013 senior note	500,000	---	---	---	---	---	500,000

September 2013 senior note interest	278,297	6,080	24,318	24,318	24,318	24,318	174,945

Troms related debt	39,018	---	5,232	6,049	2,783	2,783	22,171

Fiscal 2014 sale/leasebacks	132,389	4,007	16,027	16,027	16,027	18,332	61,969

Total obligations	$1,581,713	104,281	416,970	201,463	48,174	50,479	760,346

Refer to the company’s Annual Report on Form 10-K for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Fiscal 2014 Sale/Leaseback

During the third quarter of fiscal 2014, the company sold four vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. The sale/leaseback transactions resulted in proceeds to the company of $141.9 million and deferred gains totaling $36.3 million. The aggregate carrying value of the four vessels was $105.6 million at their respective dates of sale. The leases on three of the vessels will expire in the quarter ending December 2020 and the fourth lease expires in December 2022. Under the sale/leaseback agreements which expire during the quarter ending December 2020, the company has the right to re-acquire the vessels at values ranging from 59% to 62% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates. Under the sale/leaseback agreement which expires in December 2022, the company has the right to re-acquire the vessel at the end of the sixth year for $43.6 million or at the end of the eighth year for $34.5 million, re-acquire the vessel at the end of the lease term at its then fair market value or deliver the vessel to the owner at the end of the lease term and pay a return fee of $2.9 million.

In September 2013, the company sold two vessels to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transactions resulted in proceeds to the company of $65.6 million and a deferred gain of $31.3 million. The aggregate carrying value of the two vessels was $34.3 million at the dates of sale. Under each September 2013 sale/leaseback agreement, the company has the right to either re-acquire the two vessels at approximately 55% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates.

The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the year lease terms. The deferred gains will be amortized to gain on asset dispositions, net ratably over the respective lease terms. Any deferred gain balance remaining upon the repurchase of the vessel would reduce the vessels’ stated cost if the company elected to exercise the purchase options.

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

Under the sale/leaseback agreements, the company has the right to either re-acquire the six vessels at 75% of the original sales price or cause the owners to sell the vessels to a third-party under an arrangement where the company guarantees approximately 84% of the original lease value to the third party purchaser. The company will recognize the deferred gain as income if it does not exercise its option to purchase the six vessels at the end of the operating lease term. If the company elected to exercise the purchase options for these vessels, the deferred gain would reduce the vessels’ stated cost.

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

The bareboat charter agreements on the first two vessels, whose original expiration dates were in calendar year 2014, ended in September and October 2012 when the company re-acquired these vessels as discussed below. The bareboat charter agreements on the third and fourth vessels expire in calendar year 2015 and the company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2018. The bareboat charter agreement on the fifth vessel expires in calendar year 2016. The company has the option to extend the bareboat charter agreements three times, each for a period of 12 months, which would provide the company the opportunity to extend the operating leases through calendar year 2019.

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

Future Minimum Lease Payments

As of December 31, 2013, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2013 Sale/Leaseback	Fiscal 2010 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
Remaining three months of 2014	$4,007	2,676	1,206	7,889
2015	16,027	2,836	4,825	23,688
2016	16,027	---	2,304	18,331
2017	16,027	---	---	16,027
2018	18,332	---	---	18,332
Thereafter	61,969	---	---	61,969

Total future lease payments	$132,389	5,512	8,335	146,236

For the quarters and nine months ended December 31, 2013 and 2012, the company expensed approximately $5.8 million and $4.4 million and $13.8 million and $8.9 million, respectively, on all of its bareboat charter arrangements.

Goodwill

The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2013 and determined on the basis of step one of the goodwill impairment test that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. The Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region. In recent years, the company has both disposed of older vessels that previously worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. Step two of the assessment was completed during the quarter and a goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

During the nine months ended December 31, 2013, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

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

The company’s newer technologically sophisticated AHTS vessels and PSVs generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. Competition for skilled crews will likely intensify, particularly in international markets, as new-build vessels currently under construction enter the global fleet. Concerns regarding shortages in skilled labor have become an increasing concern globally. Increases in local wages are another developing trend. Globally, local wages are projected to increase during 2014 at a pace higher than wages earned by the expatriate employee work force. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

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

At December 31, 2013, the company had a $300.0 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.6% percent (1.4% margin plus 0.20% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $300 million term loan at December 31, 2013 would change the company’s interest costs by approximately $3.0 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at December 31, 2013 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of December 31, 2013, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	495,276	460,541	536,137
August 2011	165,000	165,997	156,746	175,911
September 2010	425,000	428,873	407,873	451,276
July 2003	35,000	36,623	35,714	36,823

Total	$1,125,000	1,126,769	1,060,874	1,200,147

Troms Offshore Debt

Troms Offshore has 60.0 million NOK, or approximately $9.8 million, outstanding in floating rate debt at December 31, 2013 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has 178.9 million NOK, or $ 29.2 million, of outstanding fixed rate debt at December 31, 2013 which has an estimated fair value of 186.7 million NOK, or $30.7 million. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of December 31, 2013, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$29,219	30,652	29,351	29,378

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

Derivatives

The company had no outstanding foreign exchange spot contracts outstanding at December 31, 2013 and March 31, 2013.

At December 31, 2013, the company did not have any forward contracts outstanding. One British pound forward contract had an expiration date of December 18, 2013. The change in fair value of the forward contract was immaterial and was recorded as a foreign exchange gain during quarter ended December 31, 2013. The forward contract did not qualify as a hedge instrument; therefore, all changes in fair value of the forward contract were recorded in earnings.

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

The company evaluated, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of the end of the period covered by this report. Based on that evaluation, the company’s Chief Executive Officer along with the company’s Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Nana Tide Sinking

In January, 2013, the Ministry of the Environment, Nature Conservation, and Tourism, an agency of the Democratic Republic of Congo (DRC) with jurisdiction over environmental affairs, delivered a letter requesting that the company pay $0.25 million to the DRC. The request was made as indemnification for alleged environmental damages to the coastal waters of the DRC related to the sinking of the company’s anchor handling tug, Nana Tide, in shallow waters off the Congolese coast on December 21, 2012. The cause of the casualty loss is not yet known. We are cooperating with our customer, our insurers and DRC authorities to recover the vessel and limit the environmental impact of this incident. While there has been some indication, from time to time, of a sheen in the immediate vicinity of the Nana Tide, we do not believe that there has been any major breach of her liquid tanks. Also, other than the initial letter from the DRC agency, we are not aware of any proceedings that have been instituted by the DRC.

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

TIDEWATER INC.
(Registrant)

Date: February 5, 2014	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: February 5, 2014	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: February 5, 2014	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Data File

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement.