Form 10-K
period 2014-03-31
TIDEWATER INC
filed 2014-05-21
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐        Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,907,095,275 based on the closing sales price as reported on the New York Stock Exchange of $59.36.

As of April 30, 2014, 49,730,442 shares of the registrant’s common stock $0.10 par value per share were outstanding. Registrant has no other class of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s last fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

TIDEWATER INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2014

FORWARD-LOOKING STATEMENT

In accordance with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the company notes that this Annual Report on Form 10-K and the information incorporated herein by reference contain certain forward-looking statements which reflect the company’s current view with respect to future events and future financial performance. All such forward-looking statements are subject to risks and uncertainties, and the company’s future results of operations could differ materially from its historical results or current expectations reflected by such forward-looking statements. Some of these risks are discussed in this Annual Report on Form 10-K including in Item 1A. “Risk Factors” and include, without limitation, volatility in worldwide energy demand and oil and gas prices; consolidation of our customer base: fleet additions by competitors and industry overcapacity; changes in capital spending by customers in the energy industry for offshore exploration, field development and production; loss of a major customer: changing customer demands for vessel specifications, which may make some of our older vessels technologically obsolete for certain customer projects or in certain markets; delays and other problems associated with vessel construction and maintenance: uncertainty of global financial market conditions and difficulty in accessing credit or capital; acts of terrorism and piracy; integration of acquired businesses and entry into new lines of business; disagreements with our joint venture partners; significant weather conditions; unsettled political conditions, war, civil unrest and governmental actions, such as expropriation or enforcement of customs or other laws that are not well developed or consistently enforced, or requirements that services provided locally be paid in local currency, in each case especially in higher political risk countries where we operate; foreign currency fluctuations; labor changes proposed by international conventions; increased regulatory burdens and oversight; changes in laws governing the taxation of foreign source income; retention of skilled workers; and enforcement of laws related to the environment, labor and foreign corrupt practices.

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Annual Report on Form 10-K, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control. Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in greater detail elsewhere in this Annual Report on Form 10-K. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

In certain places in this Annual Report on Form 10-K, the company may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity. The company does so for the convenience of its investors and potential investors and in an effort to provide information available in the market that will lead to a better understanding of the market environment in which the company operates. The company specifically disclaims any responsibility for the accuracy and completeness of such information and undertakes no obligation to update such information.

PART I

ITEM 1.    BUSINESS

Tidewater Inc., a Delaware corporation that is a listed company on the New York Stock Exchange under the symbol “TDW”, provides offshore service vessels and marine support services to the global offshore energy industry through the operation of a diversified fleet of marine service vessels. The company was incorporated in 1956 and conducts its operations through wholly-owned United States (U.S.) and international subsidiaries, as well as through joint ventures in which Tidewater has majority and sometimes non-controlling interests (generally where required to satisfy local ownership or local content requirements). Unless otherwise required by the context, the term “company” as used herein refers to Tidewater Inc. and its consolidated subsidiaries.

About Tidewater

The company’s vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, remotely operated vehicle (ROV) operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service.

The company has one of the broadest geographic operating footprints in the offshore energy industry with operations in most of the world’s significant offshore crude oil and natural gas exploration and production offshore regions. Our global operating footprint allows us to react quickly to changing local market conditions and to respond to the changing requirements of the many customers with which we believe we have strong relationships. The company is also one of the most experienced international operators in the offshore energy industry with over five decades of international experience.

At March 31, 2014, the company owned or chartered 294 vessels (of which 11 were owned by joint ventures and 15 were stacked) and six ROVs available to serve the global energy industry. Please refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding our stacked vessels and vessels withdrawn from service.

Historically, the company operated two shipyards that performed repairs and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. However, one of the two shipyards was sold during fiscal 2013 and the remaining shipyard was sold during the first quarter of fiscal 2014.

Our revenues, net earnings and cash flows from operations are largely dependent upon the activity level of our offshore support vessel fleet. As is the case with other energy service companies, our business activity is largely dependent on the level of crude oil and natural gas and exploration, field development and production activity by our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves.

Offices and Facilities

The company’s worldwide headquarters and principal executive offices are located at 601 Poydras Street, Suite 1500, New Orleans, Louisiana 70130, and its telephone number is (504) 568-1010. The company’s U.S. marine operations are based in Amelia, Louisiana; Oxnard, California; and Houston, Texas. We conduct our international operations through facilities and offices located in over 30 countries. Our principal international offices and/or warehouse facilities, most of which are leased, are located in Rio de Janeiro and Macae, Brazil; Ciudad Del Carmen, Mexico; Port of Spain, Trinidad; Aberdeen, Scotland; Cairo, Egypt; Luanda and Cabinda, Angola; Lagos and Onne Port, Nigeria; Douala, Cameroon; Singapore; Perth, Australia; Shenzhen, China; Port Moresby, Papua New Guinea; Al Khobar, Kingdom of Saudi Arabia; Dubai, United Arab Emirates, and Oslo and Tromso, Norway. The company’s operations generally do not require highly specialized facilities, and suitable facilities are generally available on a lease basis as required.

Business Segments

We manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. These segments are consistent with how the company’s chief operating decision maker (CODM) reviews operating results for the purposes of allocating resources and assessing performance. The company’s CODM is its Chief Executive Officer.

Our Americas segment includes the activities of our North American operations, which include the U.S. Gulf of Mexico (GOM) and U.S. and Canadian coastal waters of the Pacific and Atlantic oceans, Mexico, Trinidad and Brazilian operations. The Asia/Pacific segment includes our Australian and Southeast Asian and Western Pacific operations. Middle East/North Africa includes our operations in the Mediterranean and Red Seas, the

Arabian Gulf and offshore India. Lastly, our Sub-Saharan Africa/Europe segment includes operations conducted along the East and West Coasts of Africa as well as operations in and around the Caspian Sea, the North Sea and certain arctic/cold water markets.

Our principal customers in each of these business segments are the large, international oil and natural gas exploration, field development and production companies (IOCs); select independent exploration and production (E&P) companies; foreign government-owned or government-controlled organizations and other companies that explore and produce oil and natural gas (NOCs); drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

The company’s vessels are dispersed throughout the major offshore crude oil and natural gas exploration, field development and production areas of the world. Although the company considers, among other things, mobilization costs and the availability of suitable vessels in its fleet deployment decisions, and cabotage rules in certain international countries occasionally restrict the ability of the company to move vessels between markets, the company’s diverse, mobile asset base and the wide geographic distribution of its vessel assets generally enable the company to respond relatively quickly to changing market conditions and customer requirements.

Revenues in each of our segments are derived primarily from vessel time charter or similar contracts that are generally three months to three years in duration as determined by customer requirements, and, to a lesser extent, from vessel time charter contracts on a “spot” basis, which is a short-term (one day to three months) agreement to provide offshore marine services to a customer for a specific short-term job. The base rate of hire for a term contract is generally a fixed rate, though some charter arrangements allow the company to recover specific additional costs.

In each of our business segments, and depending on vessel capabilities and availability, our vessels operate in the shallow, intermediate and deepwater offshore markets of the respective regions. In recent years, the deepwater offshore market has been a growing sector in the offshore crude oil and natural gas markets due to technological developments that have made deepwater exploration and development feasible. It is the one sector that did not experience significant negative effects from the 2008-2009 global economic recession, largely because deepwater exploration and development projects involve significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, development and production companies using relatively conservative assumptions in regards to crude oil and natural gas prices and therefore are not as susceptible to short-term fluctuations in the price of crude oil and natural gas. However, the 2010 Deepwater Horizon incident did negatively affect the level of drilling activity of the U.S. GOM while the U.S. Department of the Interior, through the Bureau of Ocean Energy Management Regulation and Enforcement (BOEMRE), evaluated the causes of the incident and announced plans for enhanced regulatory and safety oversight as a condition to granting additional drilling and exploration permits. The BOEMRE resumed deepwater exploration and drilling permitting by February 2011, although the pace of permitting was initially slow. Within our Americas segment, in recent years, drilling activity in the shallow and intermediate waters of the U.S. GOM has also been negatively impacted by low natural gas prices.

As of March 31, 2014, there were approximately 250 deepwater offshore rigs under construction, however, there is some uncertainty as to how many of those rigs, most of which are expected to enter service within the next two years, will increase the working fleet and how many of those rigs will replace older, less productive drilling units. Although some older units will likely be stacked as new equipment is delivered, we believe that the deepwater drilling fleet as a whole, will experience a net increase over the next few years. The dayrates and the overall utilization of the worldwide deepwater offshore supply vessel fleet, which is also expected to increase in size, will, at least in part, depend upon the overall net growth in the number of deepwater rigs.

Please refer to Item 7 of this Annual Report on Form 10-K for a greater discussion of the company’s segments, including the macroeconomic environment in which we operate. In addition, please refer to Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for segment, geographical data and major customer information.

Geographic Areas of Operation

The company’s fleet is deployed in the major global offshore oil and gas areas of the world. The principal areas of the company’s operations include the U.S. GOM, the Arabian Gulf, the Mediterranean Sea and areas offshore Australia, Brazil, India, Malaysia, Mexico, Norway, the United Kingdom, Thailand, Trinidad, and West and East Africa. The company regularly evaluates the deployment of its assets and repositions its vessels based on customer demand, relative market conditions, and other considerations.

Revenues and operating profit derived from our operations along with total marine assets for our segments for the fiscal years ended March 31 are summarized below:

(In thousands)
	2014	2013	2012
Revenues:
Vessel revenues:
Americas	$410,731	327,059	324,529
Asia/Pacific	154,618	184,014	153,752
Middle East/North Africa	186,524	149,412	109,489
Sub-Saharan Africa/Europe	666,588	569,513	472,698
Other operating revenues	16,642	14,167	6,539
	$1,435,103	1,244,165	1,067,007

Operating profit:
Vessel activity:
Americas	$90,936	40,318	56,003
Asia/Pacific	29,044	43,704	16,125
Middle East/North Africa	42,736	39,069	805
Sub-Saharan Africa/Europe	136,092	129,460	97,142
	298,808	252,551	170,075
Other operating profit	(1,930)	(833)	(2,867)
	296,878	251,718	167,208

Corporate general and administrative expenses	(47,703)	(48,704)	(36,665)
Corporate depreciation	(3,073)	(3,391)	(3,714)
Corporate expenses	(50,776)	(52,095)	(40,379)

Gain on asset dispositions, net	11,722	6,609	17,657
Goodwill impairment	(56,283)	—	(30,932)
Operating income	$201,541	206,232	113,554

Total marine assets:
Americas	$1,017,736	880,368	1,025,327
Asia/Pacific	421,379	607,546	654,357
Middle East/North Africa	613,303	507,124	405,625
Sub-Saharan Africa/Europe	2,383,507	1,706,355	1,565,260
Other	31,545	5,102	6,576
Total marine assets	$4,467,470	3,706,495	3,657,145

Please refer to Item 7 of this Annual Report on Form 10-K and Note (15) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further disclosure of segment revenues, operating profits, and total assets by geographical areas in which the company operates.

Our Global Vessel Fleet

The company continues a vessel construction, acquisition and replacement program, with an intent of being able to operate in nearly all major oil and gas producing regions of the world. In recent years our focus has been on replacing older vessels in the company’s fleet with larger, more technologically sophisticated vessels. Since calendar 2000, the company has purchased and/or constructed 271 vessels at a total cost of approximately $4.4 billion (including 26 vessels at a cost of $270.8 million which were subsequently sold in transactions other than sale/lease transactions). At March 31, 2014, the company had an additional 30 vessels under construction for a total cost of approximately $833 million. To date, the company has generally funded its vessel programs from its operating cash flows: funds provided by four private debt placements of senior unsecured notes and borrowings under bank credit facilities, proceeds from the disposition of (generally older) vessels, and various vessel sale-leaseback arrangements.

The company’s strategy contemplates both organic growth through the construction of vessels at a variety of shipyards worldwide and possible strategic acquisitions of recently built vessels and/or other vessel owners and operators. The company has the largest number of new offshore support vessels among its competitors in the industry. The company intends to pursue its long-term fleet replenishment and modernization strategy on a disciplined basis and, in each case, will carefully consider whether proposed investments and transactions have the appropriate risk/return-on-investment profile.

The average age of the company’s 283 owned or chartered vessels (excluding joint-venture vessels) at March 31, 2014 is approximately 9.9 years. The average age of 245 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is approximately 6.9 years. The remaining 38 vessels have an average age of 28.8 years. Of the company’s 283 vessels, 92 are deepwater platform supply vessels (PSVs) or deepwater anchor handling towing supply (AHTS) vessels and 126 vessels are non-deepwater towing-supply vessels, which include both smaller PSVs and smaller AHTS vessels that primarily serve the jackup drilling market. Sixty-five vessels are included within our “other” vessel class, which is primarily comprised of crew boats and offshore tugs.

At March 31, 2014, the company had commitments to build 30 vessels at a number of different shipyards around the world at a total cost, including contract costs and other incidental costs, of approximately $833 million. At March 31, 2014, the company had invested approximately $260 million in progress payments towards the construction of the 30 vessels, and the remaining expenditures necessary to complete construction was estimated at $573 million. Of the 30 new construction commitment vessels, 23 are PSVs ranging between 3,000 and 6,360 deadweight tons of cargo capacity, six are non-deepwater towing supply class vessels with 7,145 brake horsepower (BHP) and one is a fast supply vessel. Scheduled delivery for these newbuild vessels will begin in June 2014, with delivery of the final vessel expected in June 2016. Additionally, the company has one partially constructed fast supply boat under construction in Brazil that is experiencing substantial delay. This fast supply boat was originally scheduled to be delivered in September of 2009. A discussion of this matter is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

A discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual report on Form 10-K. The “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 also contains a table comparing the actual March 31, 2014 vessel count and the average number of vessels by class and geographic distribution during the three years ended March 31, 2014, 2013 and 2012.

Between April 1999 and March 2014, the company also disposed of 683 vessels. Most of the vessels were sold at prices that exceeded their carrying values. In aggregate, proceeds from, and pre-tax gains on, vessel dispositions during this period approximated $776 million and $324 million, respectively.

Our Vessel Classifications

Our vessels routinely move from one geographic region and reporting segment to another, and from one operating area to another operating area within the geographic regions and reporting segments. We disclose our vessel statistical information, including revenue, utilization and average day rates, by vessel class. Listed below are our three major vessel classes along with a description of the type of vessels categorized in each class and the services the respective vessels typically perform. Tables comparing the average size of the company’s marine fleet by class and geographic distribution for the last three fiscal years are included in Item 7 of this Annual Report on Form 10-K.

Deepwater Vessels

Deepwater vessels, in the aggregate, are currently the company’s largest contributor to consolidated vessel revenue and vessel operating margin. Included in this vessel class are large (typically greater than 230-feet and/or with greater than 2,800 tons in dead weight cargo carrying capacity) PSVs and large, higher-horsepower (generally greater than 10,000 horsepower) AHTS vessels. These vessels are generally chartered to customers for use in transporting supplies and equipment from shore bases to deepwater and intermediate water depth offshore drilling rigs and production platforms and for otherwise supporting intermediate and deepwater drilling, production, construction and maintenance operations. Deepwater PSVs generally have large cargo capacities, both below deck (liquid mud tanks and dry bulk tanks) and above deck. Deepwater AHTS vessels are equipped to tow drilling rigs and other marine equipment, as well as to set anchors for the positioning and mooring of drilling rigs. Many of our deepwater PSVs and AHTS vessels are outfitted with dynamic positioning capabilities, which allow the vessel to maintain an absolute or relative position when mooring to an installation, rig or another vessel is deemed unsafe, impractical or undesirable. Many of our deepwater vessels also have oil recovery, firefighting, standby rescue and/or other specialized equipment. Our customers demand a high level of safety and technological advancements to meet the more stringent regulatory standards, especially in the wake of the 2010 Deepwater Horizon incident.

Our deepwater class of vessel also includes specialty vessels that can support offshore well stimulation, construction work, subsea services and/or serve as remote accommodation facilities. These vessels are generally available for routine supply and towing services, but these vessels are also outfitted, and primarily intended, for specialty services. For example, these vessels can be equipped with a variety of lifting and deployment systems, including large capacity cranes, winches or reel systems. Included in the specialty vessel category is the company’s one multi-purpose platform supply vessel (MPSV). Our MPSV is approximately 311 feet in length, has a 100-ton active heave compensating crane, a moonpool and a helideck and is designed for subsea service and light construction support activities. This vessel is significantly larger in size, more versatile, and more specialized than the PSVs discussed above. The MPSV typically commands a higher day rate because the vessel has more capabilities, and because the vessel has a higher construction cost and higher operating costs.

Towing-Supply Vessels

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

Other Vessels

The company’s “Other” vessels include crew boats, utility vessels and offshore tugs. Crew boats and utility vessels are chartered to customers for use in transporting personnel and supplies from shore bases to offshore drilling rigs, platforms and other installations. These vessels are also often equipped for oil field security missions in markets where piracy, kidnapping or other potential violence presents a concern. Offshore tugs are used to tow floating drilling rigs and barges; to assist in the docking of tankers; and to assist pipe laying, cable laying and construction barges.

Revenue Contribution of Main Classes of Vessels

Revenues from vessel operations were derived from the following classes of vessels in the following percentages:

	Year Ended March 31,
	2014	2013	2012
Deepwater	55.2%	49.2%	44.2%
Towing supply	37.1%	42.4%	44.9%
Other	7.7%	8.4%	10.9%

Subsea Services

Historically, the company’s subsea services were composed primarily of seismic and subsea vessel support. During fiscal 2014 the company expanded its subsea services capabilities by hiring a dedicated group of employees with substantial ROV and subsea expertise and by purchasing six work-class remotely operated vehicles (ROVs). Each ROV is capable of being deployed and redeployed worldwide on a variety of vessels and platforms and we expect to begin ROV deployment and operations in fiscal 2015. Our expanded subsea services capabilities include services and engineering solutions in all phases of the life of a subsea well, including exploration; construction and installation; and maintenance, repair and inspection, in water depths of up to 13,000 feet. In connection with the purchase of ROVs, the company has developed a proprietary operations management system customized for the operation of ROVs. Tidewater intends to continue expanding its subsea services capabilities to meet customer demand, and that expansion may include organic growth through the commissioning of the construction of additional ROVs or acquisitions of recently built ROVs and/or other ROV owners and operators.

Shipyard Operations

Quality Shipyards, L.L.C., a wholly-owned subsidiary of the company, operated two shipyards in Houma, Louisiana, that constructed, upgraded and repaired vessels. The shipyards performed repair work and new construction work for third-party customers, as well as the construction, repair and modification of the company’s own vessels. One of the two shipyards was sold during fiscal 2013, and the remaining shipyard was sold during the first quarter of fiscal 2014. During fiscal 2013, one partially constructed, deepwater PSV was transferred to another unaffiliated U.S. shipyard for completion. That vessel is expected to be delivered into the company’s owned and operated offshore support vessel fleet in August 2014.

Customers and Contracting

The company’s operations are materially dependent upon the levels of activity in offshore crude oil and natural gas exploration, field development and production throughout the world, which is affected by trends in global crude oil and natural gas pricing, including expectations of future commodity pricing, which is ultimately influenced by the supply and demand relationship for these natural resources. The activity levels of our customers are also influenced by the cost of exploring for and producing crude oil and natural gas, which can be affected by environmental regulations, technological advances that affect energy production and consumption, significant weather conditions, the ability of our customers to raise capital, and local and international economic and political environments, including government mandated moratoriums. A discussion of current market conditions and trends appears under “Macroeconomic Environment and Outlook” in Item 7 of this Annual Report on Form 10-K.

The company’s principal customers are IOCs; select independent E&P companies; NOCs; drilling contractors; and other companies that provide various services to the offshore energy industry, including but not limited to, offshore construction companies, diving companies and well stimulation companies.

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

The following table discloses our customers that accounted for 10% or more of total revenues during any of our last three fiscal years:

	2014	2013	2012
Chevron Corporation (including its worldwide subsidiaries and affiliates)	18.1%	17.8%	17.4%
Petroleo Brasileiro SA	8.6%	8.6%	14.6%

While it is normal for our customer base to change over time as our vessel time charter contracts turn over, the unexpected loss of either or both of these two significant customers could, at least in the short term, have a material adverse effect on the company’s vessel utilization and its results of operations. Our five largest customers in aggregate accounted for approximately 45% of our fiscal 2014 total revenues, while the 10 largest customers in aggregate accounted for approximately 62% of the company’s fiscal 2014 total revenues.

Consolidation activity amongst exploration, development, and production companies can reduce the number of customers for the company’s vessels and services and may negatively affect exploration, field development and production activity as consolidated companies generally focus, at least initially, on increasing efficiency and reducing costs and delay or abandon exploration activity with less promise. Such activity can adversely affect demand for our vessels, and reduce the company’s revenues.

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

An increase in worldwide vessel capacity could have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. According to IHS-Petrodata, the global offshore support vessel market at the end of March 2014 had approximately 430 new-build offshore support vessels (PSVs and AHTS vessels only) under construction that are expected to be delivered into the worldwide offshore vessel market primarily over the next three years. The current worldwide fleet of these classes of vessels is estimated at approximately 3,100 vessels, of which Tidewater estimates more than 10% are stacked or are not being actively marketed by the vessels’ owners. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 700 vessels, or 22%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates 40% to 50% are either already stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market within the next few years as the cost of extending these vessels’ lives may not be economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with absolute certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand, which could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could also be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units.

Challenges We Confront as an International Offshore Vessel Company

We operate in many challenging operating environments around the world that present varying degrees of political, social, economic and other uncertainties. We operate in markets where risks of expropriation, confiscation or nationalization of our vessels or other assets, terrorism, piracy, civil unrest, changing foreign currency exchange rates and controls, and changing political conditions may adversely affect our operations. Although the company takes what it believes to be prudent measures to safeguard its property, personnel and financial condition against these risks, it cannot eliminate entirely the foregoing risks, though the wide geographic dispersal of the company’s vessels helps reduce the overall potential impact of these risks. In addition, immigration, customs, tax and other regulations (and administrative and judicial interpretations thereof) can have a material impact on our ability to work in certain countries and on our operating costs.

In some international operating environments, local customs or laws may require or make it advisable that the company form joint ventures with local owners or use local agents. The company is dedicated to carrying out its international operations in compliance with the rules and regulations of the Office of Foreign Assets Control (OFAC), the Trading with the Enemy Act, the Foreign Corrupt Practices Act (FCPA), and other applicable laws and regulations. The company has adopted policies and procedures to mitigate the risks of violating these rules and regulations.

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement will have a two year term once an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated in late 2014 after certain Angolan regulatory approvals are obtained.

The challenges presented to the company to successfully operate in Angola continue to remain significant. As the company has previously reported, on July 1, 2013, elements of new legislation (the “forex law”) became effective that requires oil companies participating in concessions from Angola that engage in exploration and production activities offshore Angola to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law (and interpretations of the forex law by a number of market participants absent official guidance from the National Bank of Angola or the government of Angola) will likely result in substantial customer payments to Sonatide being made in Angolan kwanzas. Such a result could be unfavorable, because the conversion of Angolan kwanzas into U.S. dollars and expatriation of the funds may result in payment delays, currency devaluation risk prior to conversion of kwanzas to dollars, additional costs to convert kwanzas into dollars and potentially additional taxes.

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

The company understands that the National Bank of Angola will issue a clarifying interpretation of the forex law by the end of calendar 2014. Any clarifying interpretation provided by the National Bank of Angola, and the resulting method and form of payment for goods and services that is utilized by the oil companies operating offshore Angola, should allow Sonatide, the company and other market participants to better assess the risk profile of the Angolan market over the longer term (i.e., this is an industry issue).

In the meantime, as discussed in further detail below, the uncertainty surrounding whether the proposed consortium structure will be acceptable has required the company to take measures to maintain adequate liquidity and to continue its business activities in Angola.

As of March 31, 2014, the company had approximately $430 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue (billed and unbilled) related to services performed by the company through the Sonatide joint venture. These amounts have accumulated since late calendar 2012 when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in June 2013, when the second provisions of the forex law took effect (and the local payments had to be in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. In the interim, the company utilized its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

In the fourth quarter of fiscal 2014 Sonatide received customer payments in Angolan kwanza that was equivalent to approximately $67 million. Additionally, in the first quarter of fiscal 2015, Sonatide began sending invoices to those customers who have insisted on paying U.S. dollar denominated invoices in kwanza. Sonatide will then seek to convert those kwanzas into U.S. dollars and repatriate those U.S. dollars abroad in order to pay the amounts that Sonatide owes the company. That conversion and repatriation is subject to those risks and considerations set forth above.

In addition, beginning in February 2014, Sonatide has been entering into some customer agreements that contain split dollar/kwanza payments (typically 70% dollars and 30% kwanzas). While the company is confident that these split payment contracts comply with current Angolan law, it is not clear if this type of contracting will be available to Sonatide over the longer term

Management intends to look for other ways to continue to profitably participate in the Angola market while reducing the overall level of exposure of the company to the increased risks that the company believes currently characterize the Angolan market, including the likely redeployment of vessels to other markets where demand for the company’s vessels remains strong. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in the area. Redeployment of vessels to other markets in the quarter ended March 31, 2014 has been more significant (net 5 vessels transferred out) than in prior quarters.

The global market for offshore support vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand; however, there would likely be negative financial impacts associated with the redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels at prevailing market day rates.

For the year ended March 31, 2014, Tidewater’s Angolan operations generated vessel revenues of approximately $356.8 million, or 25%, of its consolidated vessel revenue, from an average of approximately 90 Tidewater-owned vessels that are marketed through the Sonatide joint venture (5 of which were stacked on average during the year ended March 31, 2014), and, for the year ended March 31, 2013, generated vessel revenues of approximately $271 million, or 22%, of consolidated vessel revenue, from an average of approximately 85 Tidewater-owned vessels (9 of which were stacked on average during the year ended March 31, 2013).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of March 31, 2014 and 2013, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $62 million and $46 million, respectively.

Due from affiliate at March 31, 2014 and 2013 of approximately $430 million and $119 million, respectively, represents cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers which are expected to be remitted to the company through Sonatide.

Due to affiliate at March 31, 2014 and 2013 of approximately $86 million and $36 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $43 million and $7 million, respectively) and other costs paid by Sonatide on behalf of the company.

Continuing normal course operations have caused (and will cause) amounts due from and to Sonatide to fluctuate in periods subsequent to the balance sheet date. Subsequent to March 31, 2014 the company has collected approximately $66 million of cash from Sonatide, which represents approximately 62 days of revenue (based on revenues of our Angolan operations for the quarter ended March 31, 2014).

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

As of August 20, 2012, more than 50% of the world’s vessel tonnage ratified the Convention, meeting the requisites for the Convention to become law effective August 20, 2013 for the first 30 countries that ratified as of August 2012. Since then, additional countries have ratified the Convention, and their effective dates for enforcement will be one year from their respective dates of ratification.

Presently, the 57 countries that have ratified are: Antigua and Barbuda, Australia, Bahamas, Barbados, Belgium, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Fiji, Finland, France, Gabon, Germany, Greece, Hungary, Italy, Japan, Kiribati, Republic of the Congo, Republic of Korea, Latvia, Lebanon, Liberia, Lithuania, Luxembourg, Malaysia, Malta, Marshall Islands, Morocco, Netherlands, Nicaragua, Nigeria, Norway, Palau, Panama, Philippines, Poland, Russian Federation, Saint Kitts and Nevis, St. Vincent and the Grenadines, Samoa, Serbia, Seychelles, Singapore, South Africa, Spain, Sweden, Switzerland, Togo, Tuvalu, United Kingdom, and Vietnam. Notably, although Fiji, Gabon, and Lebanon have submitted instruments of ratification, their respective registrations for Member state social protection benefits are still pending.

Because the company has steadfastly maintained that this Convention is unnecessary in light of existing international labor laws that offer substantial equivalency to the labor provisions of the Convention, the company actively worked with its flag state and industry representatives to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. The company is presently undergoing Convention certification on its vessels on an “as needed” priority basis linked to dates of enforcement by countries, drydock transits, or ocean voyages.

The company continues to assess its global seafarer labor relationships and to review its fleet operational practices in light of the Convention requirements. In those circumstances where the Convention does apply, the company and its customers’ operations may be negatively affected by future compliance costs, which cannot be reasonably estimated at this time.

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

Under the citizenship provisions of the Merchant Marine Act of 1920 and the Shipping Act, 1916, as amended, the company would not be permitted to engage in the U.S. coastwise trade if more than 25% of the company’s outstanding stock were owned by non-U.S. citizens. For a company engaged in the U.S. coastwise trade to be deemed a U.S. citizen: (i) the company must be organized under the laws of the United States or of a state, territory or possession thereof, (ii) each of the chief executive officer and the chairman of the board of directors of such corporation must be a U.S. citizen, (iii) no more than a minority of the number of directors of such corporation necessary to constitute a quorum for the transaction of business can be non-U.S. citizens and (iv) at least 75% of the interest in such company must be owned by U.S. citizens. The company has a dual stock certificate system to protect against non-U.S. citizens owning more than 25% of its common stock. In addition, the company’s charter provides the company with certain remedies with respect to any transfer or purported transfer of shares of the company’s common stock that would result in the ownership by non-U.S. citizens of more than 24% of its common stock. Based on information supplied to the company by its transfer agent, approximately 15% of the company’s outstanding common stock was owned by non-U.S. citizens as of March 31, 2014.

The company’s vessel operations in the U.S. GOM are considered to be coastwise trade. United States law requires that vessels engaged in the U.S. coastwise trade must be built in the U.S. and registered under U.S flag. In addition, once a U.S.-built vessel is registered under a non-U.S. flag, it cannot thereafter engage in U.S. coastwise trade. Therefore, the company’s non-U.S. flagged vessels must operate outside of the U.S. coastwise trade zone. Of the total 294 vessels owned or operated by the company at March 31, 2014, 259 vessels were registered under flags other than the United States and 35 vessels were registered under the U.S. flag.

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

Environmental Compliance

During the ordinary course of business, the company’s operations are subject to a wide variety of environmental laws and regulations that govern the discharge of oil and pollutants into navigable waters. Violations of these laws may result in civil and criminal penalties, fines, injunctions and other sanctions. Compliance with the existing governmental regulations that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment has not had, nor is expected to have, a material effect on the company. Environmental laws and regulations are subject to change, however, and may impose increasingly strict requirements, and, as such, the company cannot estimate the ultimate cost of complying with such potential changes to environmental laws and regulations.

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

Safety

We are dedicated to ensuring the safety of our operations for both our employees and our customers. Tidewater’s principal operations occur in offshore waters where the workplace environment presents many safety challenges. Management communicates frequently with company personnel to promote safety and instill safe work habits through the use of company media directed at, and regular training of, both our seamen and shore-based personnel. Personnel and resources are dedicated to ensure safe operations and regulatory compliance. Our Director of Health, Safety, Environment and Security (HSES) Management is involved in numerous proactive efforts to prevent accidents and injuries from occurring. The HSES Director also reviews all incidents that occur throughout the company, focusing on lessons that can be learned from such incidents and opportunities to incorporate such lessons into the company’s on-going safety-related training. In addition, the company employs safety personnel in every operating region to be responsible for administering the company’s safety programs and fostering the company’s safety culture. We believe that every Tidewater employee is a safety supervisor, who has the authority and the obligation to stop any operation that he deems to be unsafe.

Risk Management

The operation of any marine vessel involves an inherent risk of marine losses (including physical damage to the vessel) attributable to adverse sea and weather conditions, mechanical failure, and collisions. In addition, the nature of our operations exposes the company to the potential risks of damage to and loss of drilling rigs and production facilities: hostile activities attributable to war, sabotage, pirates and terrorism, as well as business interruption due to political action or inaction, including nationalization of assets by foreign governments. Any such event may lead to a reduction in revenues or increased costs. The company’s vessels are generally insured for their estimated market value against damage or loss, including war, acts of terrorism, and pollution risks, but the company does not fully insure for business interruption. The company also carries workers’ compensation, maritime employer’s liability, director and officer liability, general liability (including third party pollution) and other insurance customary in the industry.

The company seeks to secure appropriate insurance coverage at competitive rates, in part, by maintaining self-insurance up to certain individual and aggregate loss limits. The company carefully monitors claims and participates actively in claims estimates and adjustments. Estimated costs of self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities on our balance sheet.

The continued threat of terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism may be directed against the United States domestically or abroad, and such acts of terrorism could be directed against properties and personnel of U.S. headquartered companies such as ours. The resulting economic, political and social uncertainties, including the potential for future terrorist acts and war, could cause the premiums charged for our insurance coverage to increase. The company currently maintains war risk coverage on its entire fleet.

Management believes that the company’s insurance coverage is adequate. The company has not experienced a loss in excess of insurance policy limits; however, there is no assurance that the company’s liability coverage will be adequate to cover potential claims that may arise. While the company believes that it should be able to maintain adequate insurance in the future at rates considered commercially acceptable, it cannot guarantee that such insurance will continue to be available at commercially acceptable rates given the markets in which the company operates.

Seasonality

The company’s global vessel fleet generally has its highest utilization rates in the warmer months when the weather is more favorable for offshore exploration, field development and construction work. Hurricanes, cyclones, the monsoon season, and other severe weather can negatively or positively impact vessel operations. In particular, the company’s U.S. GOM operations can be impacted by the Atlantic hurricane season from the months of June through November, when offshore exploration, field development and construction work tends to slow or halt in an effort to mitigate potential losses and damage that may occur to the offshore oil and gas infrastructure should a hurricane enter the area. However, demand for offshore marine vessels typically increases in the U.S. GOM in connection with repair and remediation work that follows any hurricane damage to offshore crude oil and natural gas infrastructure. The company’s vessels that operate offshore India, in Southeast Asia and in the Western Pacific are impacted by the monsoon season, which moves across the region from November to April. Vessels that operate in the North Sea can be impacted by a seasonal slowdown in the winter months, generally from November to March. Vessels that operate in Australia are impacted by cyclone season from November to April. Customers in this region, where possible, plan business activities around the cyclone season; however, Australia generally has high trade winds even during the non-cyclone season and, as such, the impact of the cyclone season on our operations is not significant. Although hurricanes, cyclones, monsoons and other severe weather can have a seasonal impact on operations, the company’s business volume is more dependent on crude oil and natural gas pricing, global supply of crude oil and natural gas, and demand for the company’s offshore support vessel and other services than on any seasonal variation.

Employees

As of March 31, 2014, the company had approximately 8,900 employees worldwide. The company strives to maintain excellent relations with its employees. The company is not a party to any union contract in the United States but through several subsidiaries is a party to union agreements covering local nationals in several countries other than the United States. In the past, the company has been the subject of a union organizing campaign for the U.S. GOM employees by maritime labor unions. These union organizing efforts have abated, although the threat has not been completely eliminated. If the employees in the U.S. GOM were to unionize, the company’s flexibility in managing industry changes in the domestic market could be adversely affected.

Executive Officers of the Registrant

The name of each of our executive officers, together with their respective age and all offices held as of March 31, 2014 is as follows:

Name	Age	Position

Jeffrey M. Platt	56

President and Chief Executive Officer since June 2012. Chief Operating Officer since March 2010. Executive Vice President since July 2006. Senior Vice President from 2004 to June 2006. Vice President from 2001 to 2004.

Jeffrey A. Gorski	53

Chief Operating Officer and Executive Vice President since June 2012. Senior Vice President from January 2012 to May 2012. Prior to January 2012, Mr. Gorski was a Vice-President of Global Accounts with Schlumberger Inc., a publicly-held oilfield services company.

Quinn P. Fanning	50

Chief Financial Officer since September 2008. Executive Vice President since July 2008. Prior to July 2008, Mr. Fanning was a Managing Director with Citigroup Global Markets Inc. and generally focused on advisory services for the energy industry.

Bruce D. Lundstrom	50	Executive Vice President since August 2008. Senior Vice President from September 2007 to July 2008. General Counsel and Secretary since September 2007.

Joseph M. Bennett	58

Executive Vice President since June 2008. Chief Investor Relations Officer since 2005. Senior Vice President from 2005 to May 2008. Principal Accounting Officer from 2001 to May 2008. Vice President from 2001 to 2005.

There are no family relationships between any of the directors or executive officers of the company or any arrangements or understandings between any of the executive officers and any other person pursuant to which any of the executive officers were selected as an officer. The company’s executive officers are elected annually by the Board of Directors and serve for one-year terms or until their successors are elected.

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

The company has adopted a Code of Business Conduct and Ethics (Code), which is applicable to its directors, chief executive officer, chief financial officer, principal accounting officer, and other officers and employees on matters of business conduct and ethics, including compliance standards and procedures. The Code is publicly available on our website at www.tdw.com. We will make timely disclosure by a Current Report on Form 8-K and on our website of any change to, or waiver from, the Code for our chief executive officer, chief financial officer and principal accounting officer. Any changes or waivers to the Code will be maintained on the company’s website for at least 12 months. A copy of the Code is also available in print to any stockholder upon written request addressed to Tidewater Inc., 601 Poydras Street, Suite 1500, New Orleans, Louisiana 70130.

ITEM 1A.  RISK FACTORS

We operate globally in challenging and highly competitive markets and thus our business is subject to a variety of risks. Listed below are some of the more critical or unique risk factors that we have identified as affecting or potentially affecting our company and the offshore marine service industry which could cause our actual results to differ materially from those anticipated, projected or assumed in the forward-looking statement. In addition, we are also subject to a variety of risks and uncertainties not known to us or that we currently believe are not as significant as the risks described below. You should consider these risks when evaluating any of the company’s forward-looking statements. The effect of any one risk factor or a combination of several risk factors could materially affect the company’s results of operations, financial condition and cash flows and the accuracy of any forward-looking statements made in this Annual Report on Form 10-K.

Volatility of Oil and Gas Prices

Prices for crude oil and natural gas are highly volatile and extremely sensitive to the respective supply/demand relationship for crude oil and natural gas. High demand for crude oil and natural gas, reductions in supplies and/or low inventory levels for these resources, as well as any perceptions about future supply interruptions can cause prices for crude oil and natural gas to rise. Conversely, low demand for crude oil and natural gas, increases in supplies and/or increases in crude oil and natural gas inventories can cause prices for crude oil and natural gas to decrease. In addition, global military, political, and economic events, including civil unrest in the oil producing and exporting countries of the Middle East and North Africa, have historically contributed to crude oil and natural gas price volatility.

Factors that affect the supply of crude oil and natural gas include, but are not limited to, the following: global demand for hydrocarbons; the Organization of Petroleum Exporting Countries’ (OPEC) ability to control crude oil production levels and pricing, as well as, the level of production by non-OPEC countries; sanctions imposed by the U.S., the European Union, or other governments against oil producing countries; political and economic uncertainties (including wars, terrorist acts or security operations); advances in exploration and field development technologies; increased availability of shale gas and other non-traditional energy resources: significant weather conditions; and governmental policies/restrictions placed on exploration and production of natural resources.

Prolonged material downturns in crude oil and natural gas prices and/or perceptions of long-term lower commodity prices can negatively impact the development plans of exploration and production companies given the long-term nature of large-scale development projects, which would likely result in a corresponding decline in demand for offshore support services, In such event, we could experience a reduction in charter rates and/or utilization rates, which would have a material adverse effect on our results of operations, cash flows and financial condition. Higher commodity prices, however, do not necessarily translate into increased demand for offshore support services or sustained higher pricing for offshore support vessel services. Increased commodity demand can be satisfied by land-based energy resources and increased demand for offshore support vessel services can be overwhelmed by an increased supply of offshore support vessels resulting from the construction of additional offshore support vessels.

Crude oil pricing volatility has increased in recent years as crude oil has emerged into a widely-traded financial asset class. To the extent to speculative trading of crude oil causes excessive crude oil pricing volatility, our results of operations could potentially be negatively impacted if such price volatility affects spending and investment decisions of offshore exploration, development and production companies.

Changes in the Level of Capital Spending by Our Customers

Demand for our offshore services, and thus our results of operations are highly dependent on the level of spending and investment in regards to offshore exploration, development and production by the companies that operate in the energy industry. The energy industry’s level of capital spending is substantially related to current and expected future demand for hydrocarbons and the prevailing commodity prices of crude oil and, to a lesser extent, natural gas. When commodity prices are low, or when our customers believe that they will be low in the future, our customers generally reduce their capital spending budgets for onshore and offshore drilling, exploration and field development. The level of offshore crude oil and natural gas exploration, development and production activity has historically been volatile, and that volatility is likely to continue.

Other factors that influence the level of capital spending by our customers that are beyond our control include: worldwide demand for crude oil and natural gas; the cost of offshore exploration and production of crude oil and natural gas, which can be affected by environmental regulations; significant weather conditions; technological advances that affect energy production and consumption; the local and international economic and political environment; the technological feasibility and relative cost of developing non-hydrocarbon based energy resources; the relative cost of developing offshore and onshore crude oil and natural gas resources; and the availability and cost of financing.

Consolidation of the Company’s Customer Base

Oil and natural gas companies, other energy and energy services companies have undergone consolidation, and additional consolidation is possible. Consolidation reduces the number of customers for the company’s equipment, and may negatively affect exploration, development and production activity as consolidated companies focus, at least initially, on increasing efficiency and reducing costs and delay or abandon exploration activity with less promise. Such activity could adversely affect demand for the company’s offshore services.

High Level of Competition in the Offshore Marine Service Industry

We operate in a highly competitive industry, which could depress charter and utilization rates and adversely affect our financial performance. We compete for business with our competitors on the basis of price; reputation for quality service; quality, suitability and technical capabilities of our vessels and ROVs; availability of vessels and ROVs; safety and efficiency; cost of mobilizing vessels and ROVs from one market to a different market; and national flag preference. In addition, competition in international markets may be adversely affected by regulations requiring, among other things, local construction, flagging, ownership or control of vessels, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of supplies from local vendors.

Loss of a Major Customer

We derive a significant amount of revenue from a relatively small number of customers. For the years ended March 31, 2014, 2013 and 2012, the five largest customers accounted for approximately 45%, 42%, and 43%, respectively, of the company’s total revenues, while the 10 largest customers accounted for approximately 62%, 57%, and 59%, respectively, of our total revenues. While it is normal for our customer base to change over time as our time charter contracts turn over, our results of operations, financial condition and cash flows could be materially adversely affected if one or more of these customers were to decide to interrupt or curtail their activities, in general, or their activities with us: terminate their contracts with us; fail to renew existing contracts; and/or refuse to award new contracts.

Unconventional Crude Oil and Unconventional Natural Gas Can Exert Downward Pricing Pressures on the Price of Crude Oil and Natural Gas

The rise in production of unconventional crude oil and gas resources in North America and the commissioning of a number of new large Liquefied Natural Gas (LNG) export facilities around the world are, at least to date, primarily contributing to an over-supplied natural gas market. While production of crude oil and natural gas from unconventional sources is still a relatively small portion of the worldwide crude oil and natural gas production, production from unconventional resources is increasing because improved drilling efficiencies are lowering the costs of extraction. There is an oversupply of natural gas inventories in the United States in part due to the increased development of unconventional crude oil and natural gas resources. Prolonged increases in the worldwide supply of natural gas, whether from conventional or unconventional sources, will likely continue to weigh on natural gas prices. A prolonged period of low natural gas prices would likely have a negative impact on development plans of exploration and production companies (at least in regards to development plans primarily targeting natural gas), which in turn, may result in a decrease in demand for offshore support vessel services. This effect could be particularly acute in our Americas segments, specifically our shallow water U.S. GOM operations, which is more oriented towards natural gas than crude oil production, and therefore more sensitive to the changes in the market pricing for natural gas than to changes in the market pricing of crude oil.

Challenging Macroeconomic Conditions

Uncertainty about future global economic market conditions makes it challenging to forecast operating results and to make decisions about future investments. The success of our business is both directly and indirectly dependent upon conditions in the global financial and credit markets that are outside of our control and difficult to predict. Uncertain economic conditions may lead our customers to postpone capital spending in response to tighter credit and reductions in our customers’ income or asset values. Similarly, when lenders and institutional investors reduce, and in some cases, cease to provide funding to corporate and other industrial borrowers, the liquidity and financial condition of our customers can be adversely impacted. These factors may also adversely affect our liquidity and financial condition. Factors such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls, and national and international political circumstances (including wars, terrorist acts or security operations) can have a material negative effect on our business, revenues and profitability.

Prolonged material downturns in crude oil and natural gas prices can negatively affect the development plans of exploration and production companies. In addition, a prolonged recession may result in a decrease in demand for offshore support vessel services and a reduction in charter rates and/or utilization rates, which would have a material adverse effect on the company’s results of operations, cash flows and financial condition.

Potential Overcapacity in the Offshore Marine Industry

Over the past decade, as offshore exploration and production activities increasingly focused on deepwater well exploration, field development and production, offshore service companies, such as ours, constructed specialized offshore vessels that are capable of supporting complex deepwater and deep well (defined by well depth rather than water depth) projects that are generally located in challenging environments. During this time, construction of offshore vessels increased significantly in order to meet customer requirements. Excess offshore support vessel capacity usually exerts downward pressure on charter day rates. Excess capacity can occur when newly constructed vessels enter the worldwide offshore support vessel market and also when vessels migrate between markets. While the company is committed to the construction of additional vessels, it has also sold and/or scrapped a significant number of vessels over the last several years. A discussion about the aging of the company’s fleet, which has necessitated the company’s new vessel construction programs, appears in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 in this Annual Report on Form 10-K.

The offshore support vessel market has approximately 450 new-build offshore support vessels (PSVs and AHTS vessels only), under construction as of March 31, 2014, which are expected to be delivered to the worldwide offshore support vessel market primarily over the next three years, according to IHS-Petrodata. The current worldwide fleet of these classes of vessels is estimated at approximately 3,100 vessels, according to the same source. An increase in vessel capacity could result in increased competition in the company’s industry which may have the effect of lowering charter rates and utilization rates, which, in turn, would result in lower revenues to the company.

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

Vessel Construction and Maintenance

The company has a number of vessels currently under construction, and it may construct additional vessels in response to current and future market conditions. In addition, the company routinely engages shipyards to drydock vessels for regulatory compliance and to provide repair and maintenance services. Construction projects and drydockings are subject to risks of delays and cost overruns, resulting from shortages and/or delivery delays in regards to equipment, materials and skilled labor, including third-party service technicians. In addition, the cost, timing and duration of drydockings and repairs and maintenance can be negatively impacted by lack of shipyard availability, unforeseen design and engineering problems, work stoppages, weather, financial, labor and other difficulties at shipyards, including the inability to obtain necessary certifications and approvals.

A significant delay in either construction or drydockings of vessels could negatively impact on our ability to fulfill contractual commitments. Significant cost overruns or delays for vessels under construction could also adversely affect the company’s financial condition, results of operations or cash flows. The demand for vessels currently under construction may also diminish from levels originally anticipated. If the company fails to obtain favorable contracts for newly constructed vessels, such failure could have a negative impact on the company’s revenues and profitability.

Difficult economic market conditions and/or prolonged distress in credit and capital markets may also hamper the ability of shipyards to meet their scheduled deliveries of new vessels or the ability of the company to renew its fleet through new vessel construction or acquisitions. In addition, there is a risk of insolvency of the shipyards that construct, repair or drydock our vessels, which could adversely affect our new construction or repair programs, and consequently, could adversely affect our financial condition, results of operations or cash flows.

Operating Internationally

We operate in various regions throughout the world, which exposes us to many risks inherent in doing business in countries other than the United States, some of which have recently become more pronounced. Our customary risks of operating internationally include political and economic instability within the host country; possible vessel seizures or nationalization of assets and other governmental actions by the host country (please refer to Item 7 in this Annual Report on Form 10-K and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our Venezuelan operations regarding vessel seizures and Item 1 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 in this Annual Report on Form 10-K for a discussion of our Sonatide joint venture in Angola), including enforcement of customs, immigration or other laws that are not well developed or consistently enforced; foreign government regulations that favor or require the awarding of contracts to local competitors; an inability to recruit, retain or obtain work visas for managers of international operations; difficulties or delays in collecting customer and other accounts receivable; changing taxation policies; fluctuations in currency exchange rates; foreign currency revaluations and devaluations; restrictions on converting and/or repatriating foreign currencies; and import/export quotas and restrictions or other trade barriers, most of which are beyond the control of the company.

The company is also subject to acts of piracy and kidnappings that put its assets and personnel at risk. The increase in the level of these criminal or terrorist acts over the last several years has been well-publicized. As a marine services company that operates in offshore, coastal or tidal waters, the company is particularly vulnerable to these kinds of unlawful activities. Although the company takes what it considers to be prudent measures to protect its personnel and assets in markets that present these risks, it has confronted these kinds of incidents in the past, and there can be no assurance it will not be subjected to them in the future.

The continued threat of terrorist activity, other acts of war or hostility and civil unrest have significantly increased the risk of political, economic and social instability in some of the geographic areas in which the company operates. It is possible that further acts of terrorism or civil unrest may be directed against the United States domestically or abroad, and such acts of terrorism or civil unrest could be directed against properties and personnel of U.S. headquartered companies such as ours. To date, the company has not experienced any material adverse effects on its results of operations and financial condition as a result of terrorism, political instability, civil unrest or war.

Control of Risks Inherent in Acquiring Businesses

Acquisitions have been and we believe will continue to be, an element of our business strategy. We cannot assure that we will be able to identify and acquire acceptable acquisition candidates on terms favorable to us in the future. We may be required to incur substantial indebtedness to finance future acquisitions. Such additional debt service requirements may impose a significant burden on our results of operations and financial condition. We cannot assure you that we will be able to successfully consolidate the operations and assets of any acquired business with our own business. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results. In addition, our management may not be able to effectively manage a substantially larger business or successfully operate a new line of business.

Entry into New Lines of Business

Historically, the company’s operations and acquisitions focused primarily on offshore marine vessel services for the oil and gas industry. The company has recently expanded its capability to provide subsea services through the acquisition of specialized employees and ROVs. The company may expand its subsea capabilities further and enter into additional lines of business. Entry into, or further development of, lines of business in which the company has not historically operated may expose us to business and operational risks that are different from those we have experienced historically. Our management may not be able to effectively manage these additional risks or implement successful business strategies in new lines of business. Additionally, our competitors in these lines of business may possess substantially greater operational knowledge, resources and experience than the company.

Doing Business through Joint Venture Operations

The company operates in several foreign areas through a joint venture with a local company, in some cases as a result of local laws requiring local company ownership. While the joint venture partner may provide local knowledge and experience, entering into joint ventures often requires us to surrender a measure of control over the assets and operations devoted to the joint venture, and occasions may arise when we do not agree with the business goals and objectives of our partner, or other factors may arise that make the continuation of the relationship unwise or untenable. Any such disagreements or discontinuation of the relationship could disrupt our operations, put assets dedicated to the joint venture at risk, or affect the continuity of our business. If we are unable to resolve issues with a joint venture partner, we may decide to terminate the joint venture and either locate a different partner and continue to work in the area or seek opportunities for our assets in another market. The unwinding of an existing joint venture could prove to be difficult or time-consuming, and the loss of revenue related to the termination or unwinding of a joint venture and costs related to the sourcing of a new partner or the mobilization of assets to another market could adversely affect our financial condition, results of operations or cash flows. Please refer to Part 1, Item 1 in this Annual Report on Form 10-K for additional discussion of our Sonatide joint venture in Angola.

International Operations Exposed to Currency Devaluation and Fluctuation Risk

Since we are a global company, our international operations are exposed to foreign currency exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies and the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. In some instances, we receive payments in currencies which are not easily traded and may be illiquid. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. Gains and losses from the revaluation of our monetary assets and liabilities denominated in currencies other than the U.S. dollar are included in our consolidated statements of operations. Foreign currency fluctuations may cause the U.S. dollar value of our non-U.S. results of operations and net assets to vary with exchange rate fluctuations. This could have a negative impact on our results of operations and financial position. In addition, fluctuations in currencies relative to currencies in which the earnings are generated may make it more difficult to perform period-to-period comparisons of our reported results of operations.

To minimize the financial impact of these items, the company attempts to contract a significant majority of its services in U.S. dollars and, when feasible, the company attempts to not maintain large, non-U.S. dollar-denominated cash balances. In addition, the company attempts to minimize its financial impact of these risks, by matching the currency of the company’s operating costs with the currency of revenue streams when considered appropriate. The company monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars.

Operational Hazards Inherent to the Offshore Marine Vessel Industry

The operation of any offshore marine asset involves inherent risk that could adversely affect our financial performance if we are not adequately insured or indemnified. Our operations are also subject to various operating hazards and risks, including risk of catastrophic marine disaster; adverse sea and weather conditions; mechanical failure; navigation and operational errors; collisions and property losses to our marine assets;

damage to and loss of drilling rigs and production facilities owned by others; war, sabotage, piracy and terrorism risks; and business interruption due to political action or inaction, including nationalization of assets by foreign governments.

These risks present a threat to the safety of our personnel and assets, cargo, equipment under tow and other property, as well as the environment. Any such event may result in a reduction in our revenues, increased costs, property damage, and additionally, third parties may have significant claims against us for damages due to personal injury, death, property damage, pollution and loss of business. We carry what we consider to be prudent levels of liability insurance, and our vessels and ROVs are generally insured for their estimated market value against damage or loss, including war, terrorism acts, and pollution risks, but the company does not fully insure for business interruption. Our insurance coverages are subject to deductibles and certain exclusions. We can provide no assurance, however, that our insurance coverages will be available beyond current contractual terms, that we will be able to obtain insurance for all operational risks and that our insurance policies will be adequate to cover future claims that may arise.

Our offshore oilfield operations involve a variety of operating hazards and risks that could cause losses.

The company’s operations are subject to the hazards inherent in the offshore oilfield business. These include blowouts, explosions, fires, collisions, capsizings, sinkings, groundings and severe weather conditions. These hazards could result in personal injury and loss of life, severe damage to or destruction of property and equipment (including to the property and equipment of third parties), pollution or environmental damage and suspension of operations. Damages arising from such occurrences may result in lawsuits alleging large claims, and the company may incur substantial liabilities or losses as a result of these hazards.

The company’s exposure to operating hazards may increase significantly with the expansion of its subsea operations, including through the ownership and operation of ROVs. For example, the company may lose equipment, including ROVs, in the course of its subsea operations. This equipment may be difficult or costly to replace, and such losses may result in work stoppages or the loss of customers. Additionally, many of the company’s subsea operations will be performed on or near existing oil and gas infrastructure. These operations may expose us to new or increased liability relating to explosions, blowouts and cratering; mechanical problems, including pipe failure; and environmental accidents, including oil spills, gas leaks or ruptures, uncontrollable flows of oil, gas, brine or well fluids, or other discharges of toxic gases or other pollutants.

While the company maintains insurance protection against some of these risks, and seeks to obtain indemnity agreements from its customers requiring the customers to hold the company harmless from some of these risks, the company’s insurance and contractual indemnity protection may not be sufficient or effective to protect it under all circumstances or against all risks. The occurrence of a significant event not fully insured or indemnified against or the failure of a customer to meet its indemnification obligations to the company could materially and adversely affect its results of operations and financial condition.

Compliance with the Foreign Corrupt Practices Act and Similar Worldwide Anti-Bribery Laws

Our global operations require us to comply with a number of U.S. and international laws and regulations, including those involving anti-bribery and anti-corruption. As a U.S. corporation, we are subject to the regulations imposed by the Foreign Corrupt Practices Act (FCPA), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business or obtaining an improper business benefit. We have adopted proactive procedures to promote compliance with the FCPA, but we may be held liable for actions taken by our strategic or local partners or agents even though these partners or agents may themselves not be subject to the FCPA. Any determination that we have violated the FCPA (or any other applicable anti-bribery laws in countries in which the company does business) could have a material adverse effect on our business and business reputation, as well as our, results of operations, and cash flows. A discussion of the company’s FCPA internal investigation is disclosed in the “Completion of Internal Investigation and Settlements with United States and Nigerian Agencies” section of Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Further, many of the countries in which the company operates have laws, regulations and enforcement systems that are largely undeveloped, and the requirements of these systems are not always readily discernible even to experienced and proactive participants. Further, these laws, the application and enforcement of these laws and regulations can be unpredictable and subject to frequent change or reinterpretation, sometimes with retroactive effect, and with associated taxes, fees, fines or penalties sought from the company based on that reinterpretation or retroactive effect. While the company endeavors to comply with applicable laws and regulations, the company’s compliance efforts might not always be wholly successful, and failure to comply may result in administrative and civil penalties, criminal sanctions, imposition of remedial obligations or the suspension or termination of the company’s operations. These laws and regulations may expose the company to liability for the conduct of or conditions caused by others, including charterers or third party agents. Moreover, these laws and regulations could be changed or be interpreted in new, unexpected ways that substantially increase costs that the company may not be able to pass along to its customers. Any changes in laws, regulations or standards that would impose additional requirements or restrictions could adversely affect the company’s financial condition, results of operations or cash flows.

In order to meet the continuing challenge of complying with applicable laws and regulations in jurisdictions where it operates, several years ago the company revitalized and strengthened its compliance training, making available and using a worldwide compliance reporting system and performing compliance auditing/monitoring. The company appointed its general counsel as its chief compliance officer in fiscal 2008 to help organize and lead these compliance efforts. This strengthened compliance program may from time to time identify past practices that need to be changed or remediated. Such corrective or remedial measures could involve significant expenditures or lead to changes in operational practices that could adversely affect the company’s financial condition, results of operations or cash flows.

Changes in Laws Governing U.S. Taxation of Foreign Source Income

We operate globally through various subsidiaries which are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we conduct our business, including laws or policies directed toward companies organized in jurisdictions with low tax rates. We determine our income tax expense based on our interpretation of the applicable tax laws and regulations in effect in each jurisdiction for the period during which we operate and earn income. A material change in the tax laws, tax treaties, regulations or accounting principles, or interpretation thereof, in one or more countries in which we conduct business, or in which we are incorporated or a resident of, could result in a higher effective tax rate on our worldwide earnings, and such change could be significant to our financial results. In addition, our overall effective tax rate could be adversely and suddenly affected by lower than anticipated earnings in countries with lower statutory rates and higher than anticipated earnings in countries with higher statutory rates, or by changes in the valuation of our deferred tax assets and liabilities.

Over 90% of the company’s revenues and net income are generated by its operations outside of the United States. The company’s effective tax rate has averaged approximately 19% since fiscal 2006, primarily a result of the passage of The American Jobs Creation Act of 2004, which excluded from the company’s current taxable income in the U.S. income earned offshore through the company’s controlled foreign subsidiaries.

Periodically, tax legislative initiatives are proposed to effectively increase U.S. taxation of income with respect to foreign operations. Whether any such initiatives will win congressional or executive approval and become law is presently unknown; however, if any such initiatives were to become law, and were such law to apply to the company’s international operations, it could result in a materially higher tax expense, which would have a material impact on the company’s financial condition, results of operations or cash flows, and which could cause the company to review the utility of continued U.S. domicile.

In addition, our income tax returns are subject to review and examination by the U.S. Internal Revenue Service and other tax authorities where tax returns are filed. The company routinely evaluates the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. We do not recognize the benefit of income tax positions we believe are more likely than not to be disallowed upon challenge by a tax authority. If any tax authority successfully challenges our operational structure or intercompany transfer pricing policies, or if the terms of certain income tax treaties were to be interpreted in a manner that is adverse to our structure, or if we lose a material tax dispute in any country, our effective tax rate on our worldwide earnings could increase, and our financial condition and results of operations could be materially and adversely affected.

Compliance with Environmental Regulations

A variety of regulatory developments, proposals and requirements have been introduced (and in some cases enacted) in the U.S. and various other countries that are focused on restricting the emission of carbon dioxide, methane and other gases. Any such regulations could result in the increased cost of energy as well as environmental and other costs, and capital expenditures could be necessary to comply with the limitations. These developments may curtail production and demand for hydrocarbons such as crude oil and natural gas in areas of the world where our customers operate and thus adversely affect future demand for the company’s offshore support vessels, ROVs and other assets, which are highly dependent on the level of activity in offshore oil and natural gas exploration, development and production market. Although it is unlikely that demand for oil and gas will lessen dramatically over the short-term, in the long-term, increased regulation of environmental emissions may create greater incentives for use of alternative energy sources. Unless and until regulations are implemented and their effects are known, we cannot reasonably or reliably estimate their impact on our financial condition, results of operations and ability to compete. However, any long term material adverse effect on the crude oil and natural gas industry may adversely affect our financial condition, results of operations and cash flows.

Retention of a Sufficient Number of Skilled Workers

Our operations require personnel with specialized skills and experience. As a result, our ability to remain productive and profitable will, in part, depend upon our ability to employ and retain skilled workers. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers in our industry is high, and the supply is limited. We could be faced with shortages of experienced personnel as we expand our operations and enter new markets. In developed countries, many senior engineers, managers and other professionals are reaching retirement age, with no assurance that enough highly skilled graduates and younger workers will be available to replace them.

Unionization Efforts and Collective Bargaining Negotiations

Where locally required, the company has union workers, subject to collective bargaining agreements, that are periodically in negotiation. These negotiations could result in higher personnel expenses, other increased costs, or increased operational restrictions. Further, efforts have been made from time to time to unionize other portions of our workforce, including our U.S. GOM employees. We have also been subjected to threatened strikes or work stoppages and other labor disruptions in certain countries. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs and operating restrictions, reduce our revenues, or limit our flexibility.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Information on Properties is contained in Item 1 of this Annual Report on Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

Nana Tide Sinking

On December 21, 2012, one of the company’s anchor handling tugs, the NANA TIDE, sunk in shallow waters off the coast of the Democratic Republic of Congo (DRC). The cause of the loss is not known. The vessel was raised and recovered in early February 2014 and is now at a nearby port in the DRC. The NANA TIDE is inoperative and cannot be restored. The company currently intends to tow the vessel to a scrapping facility in a nearby country and to sell the vessel for scrap. The company is presently awaiting permission from DRC authorities to tow the vessel out of the DRC. We have been advised by DRC authorities that they are investigating the incident and they object to the vessel being towed from the DRC pending that investigation. We are currently uncertain as to the nature and timing of that investigation.

In January 2013, the Ministry of the Environment, Nature Conservation, and Tourism, an agency of the DRC with jurisdiction over environmental affairs, delivered a letter requesting that the company pay $0.25 million to the DRC. The request was made as indemnification for alleged environmental damages to the coastal waters of the DRC related to the sinking of the NANA TIDE. There has been no further environmental impact reported, other than the previously reported sheen, from time to time, in the immediate vicinity of the NANA TIDE prior to the vessel being raised.

By letter dated March 24, 2014 and delivered on April 17, 2014, Tidewater received a fine of approx. $1.2 million from the Ministry of Transport for failing to present appropriate authorization for the salvage operations to the Ministry of Transport. We are presently collecting responsive documents and further investigating this issue. The company believes that any such fines or assessments will be covered by insurance policies maintained by the company.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million (including Naira and U.S. dollar denominated invoices) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

Other Items

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The company’s common stock is traded on the New York Stock Exchange under the symbol “TDW.” At March 31, 2014, there were 710 record holders of the company’s common stock, based on the record holder list maintained by the company’s stock transfer agent. The closing price on the New York Stock Exchange Composite Tape on March 31, 2014 (last business day of the month) was $48.62. The following table sets forth for the periods indicated the high and low sales price of the company’s common stock as reported on the New York Stock Exchange Composite Tape and the amount of cash dividends per share declared on Tidewater common stock.

Quarter ended	June 30	September 30	December 31	March 31

Fiscal 2014 common stock prices:
High	$ 61.57	$ 62.25	$ 63.20	$ 60.46
Low	46.90	53.11	54.34	45.51
Dividend	.25	.25	.25	.25

Fiscal 2013 common stock prices:
High	$ 56.71	$ 53.06	$ 49.20	$ 50.93
Low	43.14	46.05	42.33	45.07
Dividend	.25	.25	.25	.25

Issuer Repurchases of Equity Securities

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other Investment opportunities and in the context of current conditions in the credit and capital markets.

In May 2013, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2013 through June 30, 2014. At March 31, 2014, $200.0 million remains available to repurchase shares under the May 2013 share repurchase program.

In May 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2012 through June 30, 2013. The May 2012 repurchase program ended on June 30, 2013 and the company utilized $20.0 million of the $200.0 million authorized.

In May 2011, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2011 through June 30, 2012. The May 2011 repurchase program ended on June 30, 2012 and the company utilized $100.0 million of the $200.0 million authorized.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2014	2013	2012
Aggregate cost of common stock repurchased	$—	85,034	35,015
Shares of common stock repurchased	—	1,856,900	739,231
Average price paid per common share	$—	45.79	47.37

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for each of the last three years ended March 31, as follows:

(In thousands, except per share data)	2014	2013	2012
Dividends declared	$49,973	49,766	51,370
Dividend per share	1.00	1.00	1.00

Performance Graph

The following graph compares the cumulative total stockholder return on the company’s common stock against the cumulative total return of the Standard & Poor’s 500 Stock Index and the cumulative total return of the Value Line Oilfield Services Group Index (the “Peer Group”) over the last five fiscal years. The analysis assumes the investment of $100 on April 1, 2009, at closing prices on March 31, 2009, and the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. The Value Line Oilfield Services Group consists of 26 companies including Tidewater Inc.

Indexed returns Years ended March 31
Company name/Index	2009	2010	2011	2012	2013	2014

Tidewater Inc.	100	130.09	168.17	154.69	147.70	144.79
S&P 500	100	149.77	173.20	187.99	214.24	261.07
Peer Group	100	166.25	240.04	192.06	207.23	249.98

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

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for each of the last five fiscal years. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and the Consolidated Financial Statements of the company included in Item 8 of this Annual Report on Form 10-K.

Years Ended March 31 (In thousands, except ratio and per share amounts)
	2014 (A)	2013 (C)	2012	2011 (D)	2010 (E)
Statement of Earnings Data :
Revenues:
Vessel revenues	$1,418,461	1,229,998	1,060,468	1,051,213	1,138,162
Other operating revenues	16,642	14,167	6,539	4,175	30,472
	$1,435,103	1,244,165	1,067,007	1,055,388	1,168,634

Gain on asset dispositions, net	$11,722	6,609	17,657	13,228	28,178

Provision for Venezuelan operations	$—	—	—	—	43,720

Goodwill Impairment (B)	$56,283	—	30,932	—	—

Loss on early extinguishment of debt	$4,144	—	—	—	—

Net earnings	$140,255	150,750	87,411	105,616	259,476

Basic earnings per common share	$2.84	3.04	1.71	2.06	5.04

Diluted earnings per common share	$2.82	3.03	1.70	2.05	5.02

Cash dividends declared per common share	$1.00	1.00	1.00	1.00	1.00

Balance Sheet Data (at end of period):
Cash and cash equivalents	$60,359	40,569	320,710	245,720	223,070

Total assets	$4,885,829	4,168,055	4,061,618	3,748,116	3,293,357

Current maturities of long-term debt	$9,512	—	—	—	25,000

Long-term debt	$1,505,358	1,000,000	950,000	700,000	275,000

Equity	$2,685,371	2,561,756	2,526,357	2,513,944	2,464,030

Working capital	$418,528	241,461	455,171	395,558	380,915

Current ratio	2.04	1.91	2.91	3.15	2.86

Cash Flow Data:
Net cash provided by operating activities	$104,617	213,923	222,421	264,206	328,261

Net cash used in investing activities	$(403,685)	(413,487)	(315,081)	(569,943)	(298,482)

Net cash provided by (used in) financing activities	$318,858	(80,577)	167,650	328,387	(57,502)

(A)

During fiscal 2014, the company incurred transaction costs of $3.7 million ($2.4 million after tax, or $0.05 per common share) related to the purchase of Troms Offshore and a loss on early extinguishment of debt that was issued by Troms Offshore and retired by the company of $4.1 million, ($3.0 million after tax, or $0.06 per common share).

(B)

During fiscal 2014 and 2012, the company recorded a $56.3 million ($43.4 million after-tax, or $0.87 per share) and a $30.9 million ($22.1 million after-tax, or $0.43 per share) non-cash goodwill impairment charge respectively, as disclosed in Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(C)

During fiscal 2013, the company recorded a settlement charge of $5.2 million ($3.4 million after tax, or $0.07 per commons share) related to the payment of retirement benefits to a former Chief Executive Officer.

(D)

Fiscal 2011 net earnings includes a $4.4 million, or $0.08 per common share, final settlement with the DOJ and a $6.3 million, or $0.12 per common share, settlement with the Federal Government of Nigeria related to the internal investigation as disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(E)

In addition to the Provision for Venezuelan operations fiscal 2010 net earnings includes (1) the reversal of $36.1 million, or $0.70 per common share, of uncertain tax positions related to the resolution of a tax dispute with the U.S. IRS, (2) an $11.4 million, or $0.22 per common share, proposed settlement with the SEC related to the internal investigation, and (3) an $11.0 million, or $0.21 per common share, foreign exchange gain resulting from the devaluation of the Venezuelan bolivar fuerte relative to the U.S. dollar. Refer to Part 2, Item 7 of this Annual Report on Form 10-K for additional disclosures regarding the company’s Venezuelan operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements as of March 31, 2014 and 2013 and for the years ended March 31, 2014, 2013 and 2012 that we included in Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. The company’s future results of operations could differ materially from its historical results or those anticipated in its forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A and elsewhere in this Annual Report on Form 10-K. With respect to this section, the cautionary language applicable to such forward-looking statements described under “Forward-Looking Statements” found before Item 1 of this Annual Report on Form 10-K is incorporated by reference into this Item 7.

Fiscal 2014 Business Highlights and Key Focus

During fiscal 2014 the company continued to focus on enhancing its competitive advantages and its market share in international markets and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older vessels that had more limited market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

The company’s strategy includes the continuing assessment of opportunities to acquire vessels and/or companies that own and operate offshore support vessels as well as organic growth through the construction of vessels at a variety of shipyards worldwide. The company has the largest number of new offshore support vessels (PSVs and AHTS vessels only), including deepwater PSVs and AHTS vessels and towing-supply vessels, among its competitors in the industry.

During fiscal 2014, we continued to execute our vessel construction and acquisition program that had begun in calendar year 2000, most notably through the acquisition of Troms Offshore Supply AS, which was completed in June 2013 and expanded the company’s global footprint into the Norwegian sector of the North Sea and supplemented the company’s experience and vessel fleet operating in harsh environments, including cold climates.

More broadly, the company’s on-going vessel construction and acquisition program has facilitated the company’s entrance into deepwater markets around the world and allowed the company to begin to replace its non-deepwater towing-supply fleet with fewer, larger, and more technologically sophisticated vessels. The vessel construction and acquisition program was initiated with the intent of strengthening the company’s presence in all major oil and gas producing regions of the world and of meeting deepwater and non-deepwater offshore support vessel requirements of the company’s key customers. In addition to the construction and acquisition of vessels, the company acquired six remotely operated vehicles (ROV) during fiscal 2014 in order to further enhance the range of offshore services provided to customers.

In recent years, the company has generally funded vessel additions with operating cash flow, asset sale proceeds, funds provided by the various private placements of unsecured notes, borrowings under its credit facilities and various leasing arrangements.

The company intends to continue to pursue its fleet modernization strategy on a disciplined basis and, in each case, will carefully consider whether proposed investment opportunities have the appropriate risk/return-on-investment profile.

At March 31, 2014, the company had commitments to build 30 vessels at a number of different shipyards around the world at a total cost, including contract costs and other incidental costs, of approximately $833 million. At March 31, 2014, the company had invested approximately $260 million in progress payments towards the construction of these 30 vessels. At March 31, 2014, the remaining expenditures necessary to complete construction of the 30 vessels currently under construction (based on contract prices) was $573 million. A full discussion of the company’s capital commitments, scheduled delivery dates and vessel sales is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section of Item 7 and Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The company’s outstanding receivable from Sonatide for billed and unbilled work in Angola continued to increase to a total of approximately $430 million at March 31, 2014, which the company has temporarily funded through debt. The company has had some success in obtaining contracts that allow for a portion of services to be paid in dollars and has initiated some conversion of kwanzas into dollars. While the company continues to pursue a long-term solution, it has ample liquidity to fund its Angolan operations and it believes over time all or substantially all of the work will be invoiced and paid. For additional disclosure regarding the Sonatide Joint Venture, refer to Part 1, Item 1, of this Annual Report on Form 10-K.

The company’s revenue during fiscal 2014 increased $190.9 million, or 15%, over the revenues earned during fiscal 2013, primarily driven by the overall increases in utilization and average day rates experienced in fiscal 2014 due to the increased number of newer and more sophisticated vessels in the company’s fleet including the acquisition of Troms Offshore. The company’s consolidated net earnings decreased 7%, or $10.5 million during fiscal 2014. Net earnings in fiscal 2014 reflect, in part, a $56.3 million non-cash goodwill impairment charge ($43.4 million after-tax, or $0.87 per share) recorded during the third quarter of fiscal 2014 on the company’s Asia/Pacific segment as disclosed in Note (16) of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Annual Report on Form 10-K, a $4.1 million loss on the early extinguishment of Norwegian Kroner denominated public bonds that were issued by Troms Offshore and retired by the company in fiscal 2014 and approximately $3.7 million in transaction expenses incurred in connection with the Troms Offshore acquisition, which is included in general and administrative expenses.

The increases in revenues were accompanied by increases in vessel operating costs which increased 15%, or $103.3 million, during fiscal 2014 as compared to fiscal 2013, $25.7 million of which was directly related to vessels added to the fleet by the acquisition of Troms Offshore. Crew costs increased approximately 11%, or $40.2 million, during fiscal 2014 as compared to fiscal 2013, primarily because the average size of the vessels that the company operated during fiscal 2014 (due to the delivery or acquisition of newer, larger vessels and the disposition of older, smaller vessels) and the overall higher cost of personnel necessary to operate the company’s vessels. Repair and maintenance cost increased 34%, or $44.7 million, during the same comparative periods, and is attributable to a greater number of scheduled and unscheduled repairs and maintenance and vessel dry dockings. Other vessel operating costs increased $21.9 million, or 21%, during the same comparative periods.

The company also experienced increases in depreciation and amortization of 14%, or $20.2 million, due to the higher costs associated with acquiring and constructing the company’s newer, more sophisticated vessels. General and administrative expenses increased 7%, or $12.4 million, primarily due to increased professional services, including costs incurred for the acquisition of Troms Offshore, additions to shore-based staff made in connection with the Troms Offshore transaction, arbitration activities related to our historical operations in Venezuela and legal fees associated with the administration of a subsidiary company based in the United Kingdom. Additionally, gains on asset dispositions, net, increased by 77%, or $5.1 million, due a larger number of vessels sold compared to the prior year as well as a gain on the sale of one of the company’s shipyards during fiscal 2014.

Increases to borrowings, including obligations of Troms Offshore, resulted in higher interest and other debt expenses of $14.1 million, or 47%, as disclosed in Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. As noted above, in fiscal 2014, the company also recorded a $4.1 million loss on the early extinguishment of Norwegian Kroner denominated public bonds that were issued by Troms Offshore. The overall decrease to pre-tax earnings contributed to a 26%, or $11.6 million decrease to income tax expense.

Macroeconomic Environment and Outlook

The primary driver of our business (and revenues) is the level of our customers’ capital and operating expenditures for oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in in companies’ investment and spending decisions, including such companies decisions to contract drilling rigs and offshore support vessels in support of offshore exploration, field development and production activities in the various international or U.S. markets.

The price of crude oil has experienced considerable volatility since March 31, 2013, with a slight overall decline in price due to the relatively modest increases in worldwide crude oil demand and production increases and elevated inventory levels. Some analysts believe that the global economy experienced a modest overall recovery during calendar year 2013 and is poised for incrementally higher growth levels in calendar year 2014. This overall recovery has been led by improvements in China’s economy over the latter half of calendar year 2013, European markets moving out of recession and growth in the U.S. economy. As a result of these economic improvements, a number of analysts expect worldwide demand for crude in calendar year 2014 to increase at a rate higher than in 2013 primarily driven by China, the Middle East and Latin America with modest growth projected for the U.S.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for, and the price of crude oil, which at the end of March 2014, was trading around $102 per barrel for West Texas Intermediate (WTI) crude and around $108 per barrel for Intercontinental Exchange (ICE) Brent crude. The favorable pricing outlook for crude oil bodes well for increases in drilling and exploration activity, which would support increases in demand for the company’s vessels, both in the various global markets and the deepwater sectors of the U.S. GOM.

Although natural gas prices increased slightly during the company’s fiscal year 2014, they have remained low from a historical perspective, primarily due to increased supply, which has resulted in increases in natural gas inventories. The continuing rise in production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Oversupplied natural gas inventories in the U.S. continue to exert downward pricing pressures on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of conventional or unconventional crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High levels of onshore gas production along with a prolonged downturn in natural gas prices can negatively impact the offshore exploration and development plans of energy companies, which in turn, would suppress demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource). As of the end of March 2014, natural gas was trading in the U.S. at approximately $4.40 per Mcf which is modestly higher than $4.00 per Mcf in March 2013.

Certain oil and gas industry analysts have reported in their surveys of 2014 E&P expenditure (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase in calendar year 2014 by 4%-6% over calendar year 2013 levels, with global offshore spending expected to grow at a considerably faster rate than global onshore spending. The surveys further note that international capital spending budgets will increase approximately 4%-6% while North American capital spending budgets are forecast to increase 4%-7% as compared to 2013 estimated levels. It is anticipated by these analysts that the North American capital budget increases will be driven by onshore projects as well as offshore in the US GOM, while international E&P spending is expected to be largely offshore, with the strongest markets expected to include Latin America and the Middle East. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $89-$92 WTI and $98 Brent average prices per barrel of oil. E&P companies are estimated to be using an approximate $3.66-$3.91 per Mcf average natural gas price for their 2014 capital budgets.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also a source of potential growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered to be less susceptible to short-term fluctuations in the price of crude oil and natural gas. During the past few years, worldwide rig construction increased as rig owners capitalized on the high worldwide demand for drilling and low shipyard and financing costs.

Reports published by IHS-Petrodata at the end of March 2014 indicate that the worldwide movable offshore drilling rig count, estimated at approximately 925 rigs, approximately 35% of which are designed to operate in deeper waters, will increase with the delivery within the next several years of approximately 100 new-build deepwater rigs that are on order and under construction. Of the estimated 925 movable offshore rigs worldwide, approximately 700 offshore rigs were working as of March 31, 2014, approximately 250 of which are designed to operate in deeper waters. It is further estimated that approximately 40% of the new-build rigs are being built to operate in deeper waters, which we believe highlights offshore rig owner’ expectation for increased deepwater exploration and development in the coming years. Investment is also being made in the floating production unit market, with approximately 76 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 382 floating production units already in existence worldwide. There is some uncertainty as to how many of the deepwater rigs currently under construction, will either increase the working fleet or replace older, less productive drilling units. Although there will be some stacking of older units as new equipment is delivered, we believe that the deepwater drilling fleet as a whole, will experience a net increase over the next few years.

In addition to the increase in deepwater drilling activity, shallow-water exploration and production activity has also increased during the last 12 months. According to IHS-Petrodata, with approximately 380 working jack up rigs as of March 2014, the number of working jack-up rigs represents an increase of approximately 6% from the number of jack-up rigs working a year ago. Orders for new jack-up rigs have also increased nearly 50% over the last 12 months to approximately 140 jack-up rigs, nearly all of which are scheduled for delivery in the next three years.

In recent reports, IHS-Petrodata also estimated that total worldwide working offshore rigs (including rigs designed to operate in deeper water and jack-up rigs) will increase by approximately 50 rigs, or approximately 7%, in our fiscal 2015. Based on this estimate, the growth in the worldwide working rig count in fiscal 2015 would be comparable to that experienced in our fiscal 2014.

Also according to IHS-Petrodata, there were approximately 450 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) under construction, on order or planned as of March 2014, most of which are expected to be delivered to the worldwide offshore vessel market within the next two years. Also as of March 2014, the worldwide fleet of these classes of vessels is estimated at approximately 3,100 vessels, of which Tidewater estimates more than 10% are currently stacked or are not being actively marketed by the vessels owners.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 690 vessels, or 22%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates 40% to 50% are either stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand, which could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could also be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units.

Principal Factors That Drive Our Revenues

The company’s revenues, net earnings and cash flows from operations are largely dependent upon the activity level of its offshore marine vessel fleet. As is the case with the many other vessel operators in our industry, our business activity is largely dependent on the level of exploration, field development and production activity of our customers. Our customers’ business activity, in turn, is dependent on crude oil and natural gas prices, which fluctuate depending on expected future levels of supply and demand for crude oil and natural gas, and on estimates of the cost to find, develop and produce reserves.

The company’s revenues in all segments are driven primarily by the company’s fleet size, vessel utilization and day rates. Because a sizeable portion of the company’s operating costs and its depreciation does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels.

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs and other vessel operating costs.

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. Competition for skilled crew personnel has intensified as with the delivery of recently built offshore rigs and support vessels. The delivery of new-build offshore rigs and support vessels currently under construction may further increase the number of technologically sophisticated offshore rigs and support vessels operating worldwide. It is expected that crew cost will likely continue to increase as competition for skilled personnel intensifies. This trend is expected to continue as the company commences the operation of remotely operated vehicles (ROVs), which also generally require more highly compensated personnel than the company’s existing fleet.

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking and other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or major repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repairs and maintenance costs, but it also generally continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, major repairs and maintenance and drydockings take on an increased significance to the company and its financial performance. Older vessels may require frequent and expensive repairs and maintenance. Newer vessels (generally those built after 2000), which now account for a majority of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive major repairs and maintenance, even in the early years of a vessel’s useful life, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, repair and maintenance expense in any period could decline. The combination of these factors can create volatility in period to period repairs and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons of financial results more difficult.

Although the company attempts to efficiently manage its major repairs and maintenance and drydocking schedule, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in major repair and maintenance and drydocking costs and days off hire (due to vessels being drydocked) have contributed to volatility in repair and maintenance costs and vessel revenue. In addition, some of the more recently constructed vessels are now experiencing their first or second required regulatory drydockings and associated major repairs and maintenance.

Insurance and loss reserves costs are dependent on a variety of factors, including the company’s safety record and pricing in the insurance markets, and can fluctuate over time. The company’s vessels are generally insured for up to their estimated fair market value in order to cover damage or loss resulting from marine casualties, adverse weather conditions, mechanical failure, collisions, and property losses to the vessel. The company also purchases coverage for potential liabilities stemming from third-party losses with limits that it believes are reasonable for its operations. Insurance limits are reviewed annually, and third-party coverage is purchased based on the expected scope of ongoing operations and the cost of third-party coverage.

Fuel and lube costs can also fluctuate in any given period depending on the number and distance of vessel mobilizations, the number of active vessels off charter, drydockings, and changes in fuel prices.

The company also incurs vessel operating costs that are aggregated as “other” vessel operating costs. These costs consist of brokers’ commissions, including commissions paid to unconsolidated joint venture companies, training costs and other miscellaneous costs. Brokers’ commissions are incurred primarily in the company’s non-United States operations where brokers sometimes assist in obtaining work for the company’s vessels. Brokers generally are paid a percentage of day rates and, accordingly, commissions paid to brokers generally fluctuate in accordance with vessel revenue. Other costs include, but are not limited to, satellite communication fees, agent fees, port fees, canal transit fees, vessel certification fees, temporary vessel importation fees and any fines or penalties.

Results of Operations

Tidewater manages and measures its business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, vessel operating leases, goodwill impairment, and gains on asset dispositions) for the company’s vessel fleet and the related percentage of vessel revenue for the years ended March 31. Vessel revenues and operating costs relate to vessels owned and operated by the company.

(In thousands)	2014	%	2013	%	2012	%
Vessel revenues:
Americas	$410,731	29%	327,059	27%	324,529	31%
Asia/Pacific	154,618	11%	184,014	15%	153,752	14%
Middle East/North Africa	186,524	13%	149,412	12%	109,489	10%
Sub-Saharan Africa/Europe	666,588	47%	569,513	46%	472,698	45%
Total vessel revenues	$1,418,461	100%	1,229,998	100%	1,060,468	100%

Vessel operating costs:
Crew costs	$396,332	28%	356,165	29%	327,762	31%
Repair and maintenance	177,331	13%	132,587	11%	103,257	10%
Insurance and loss reserves	19,628	1%	20,765	2%	17,507	2%
Fuel, lube and supplies	76,609	5%	79,023	6%	76,904	7%
Other	125,990	9%	104,041	8%	94,740	9%
Total vessel operating costs	$795,890	56%	692,581	56%	620,170	59%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards, brokered vessels and other miscellaneous marine-related activities for the years ended March 31.

(In thousands)	2014		2013		2012
Other operating revenues	$16,642		14,167		6,539
Costs of other operating revenues	15,745		12,216		7,115

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for each for the fiscal years ended March 31.

(In thousands)	2014	%		2013	%		2012	%
Vessel operating costs:
Americas:
Crew costs	$122,790	30%		112,339	34%		112,138	35%
Repair and maintenance	49,693	12%		44,798	14%		31,430	10%
Insurance and loss reserves	5,530	1%		5,171	1%		5,259	2%
Fuel, lube and supplies	20,045	5%		19,081	6%		18,092	6%
Other	29,078	7%		23,015	7%		19,087	6%
	227,136	55%		204,404	62%		186,006	58%
Asia/Pacific:
Crew costs	$59,075	38%		69,726	38%		60,777	40%
Repair and maintenance	11,772	8%		10,469	6%		13,180	9%
Insurance and loss reserves	1,691	1%		2,510	1%		2,257	1%
Fuel, lube and supplies	9,370	6%		10,887	6%		13,786	9%
Other	9,824	6%		9,313	5%		9,993	6%
	91,732	59%		102,905	56%		99,993	65%
Middle East/North Africa:
Crew costs	$49,844	27%		39,227	26%		35,375	32%
Repair and maintenance	19,316	10%		11,530	8%		16,473	15%
Insurance and loss reserves	3,138	2%		2,869	2%		2,995	3%
Fuel, lube and supplies	15,780	8%		11,598	8%		13,217	12%
Other	13,145	7%		9,653	7%		9,268	8%
	101,223	54%		74,877	51%		77,328	70%
Sub-Saharan Africa/Europe:
Crew costs	$164,623	25%		134,873	24%		119,472	25%
Repair and maintenance	96,550	14%		65,790	11%		42,174	9%
Insurance and loss reserves	9,269	1%		10,215	2%		6,996	1%
Fuel, lube and supplies	31,414	5%		37,457	7%		31,809	7%
Other	73,943	11%		62,060	11%		56,392	12%
	375,799	56%		310,395	55%		256,843	54%
Total vessel operating costs	$795,890	56%		692,581	56%		620,170	59%

The following table compares operating income and other components of earnings before income taxes, and its related percentage of total revenues for the years ended March 31.
(In thousands)	2014	%		2013	%		2012	%
Vessel operating profit:
Americas	$90,936	6%		40,318	3%		56,003	5%
Asia/Pacific	29,044	2%		43,704	4%		16,125	2%
Middle East/North Africa	42,736	3%		39,069	3%		805	<1%
Sub-Saharan Africa/Europe	136,092	10%		129,460	10%		97,142	9%
	298,808	21%		252,551	20%		170,075	16%
Other operating profit	(1,930)	(<1%	)	(833)	(<1%	)	(2,867)	(<1%	)
	296,878	21%		251,718	20%		167,208	16%

Corporate general and administrative expenses	(47,703)	(4%	)	(48,704)	(4%)		(36,665)	(4%	)
Corporate depreciation	(3,073)	(<1%	)	(3,391)	(<1%	)	(3,714)	(<1%	)
Corporate expenses	(50,776)	(4%)		(52,095)	(4%	)	(40,379)	(4%	)

Gain on asset dispositions, net	11,722	1%		6,609	1%		17,657	2%
Goodwill impairment	(56,283)	(4%	)	—	—		(30,932)	(3%	)
Operating income	201,541	14%		206,232	17%		113,554	11%
Foreign exchange gain	1,541	<1%		3,011	<1%		3,309	<1%
Equity in net earnings of unconsolidated companies	15,801	1%		12,189	1%		13,041	1%
Interest income and other, net	2,123	<1%		3,476	<1%		3,440	<1%
Loss on early extinguishment of debt	(4,144)	(<1%	)	—	—		—	—
Interest and other debt costs	(43,814)	(3%	)	(29,745)	(2%	)	(22,308)	(2%	)
Earnings before income taxes	$173,048	12%		195,163	16%		111,036	10%

Fiscal 2014 Compared to Fiscal 2013

Consolidated Results. The company’s revenue during fiscal 2014 increased $190.9 million, or 15%, over the revenues earned during fiscal 2013 and were primarily attributable to increases in demand in certain markets and the additions of new vessels delivered or acquired during the current fiscal year. The company’s consolidated net earnings decreased 7%, or $10.5 million during fiscal 2014 partially due to a $56.3 million non-cash goodwill impairment charge ($43.4 million after-tax, or $0.87 per share) recorded during the third quarter of fiscal 2014 in the company’s Asia/Pacific segment as disclosed in Note (16) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, a $4.1 million loss on the early extinguishment of Norwegian Kroner denominated public bonds that were issued by Troms Offshore and retired by the company in fiscal 2014 and approximately $3.7 million in transaction expenses incurred in connection with the Troms Offshore acquisition, which is included in general and administrative expenses.

Vessel operating costs increased 15%, or $103.3 million, during fiscal 2014 as compared to fiscal 2013. Crew costs increased approximately 11%, or $40.2 million, during fiscal 2014 as compared to fiscal 2013, primarily because of new vessels delivered or acquired in the current fiscal year and the overall higher cost of personnel. Repair and maintenance costs increased 34%, or $44.7 million, during fiscal 2014, because a greater number and higher average cost of drydockings that were performed during fiscal year 2014. Other vessel operating costs increased $21.9 million, or 21%, during the same comparative periods primarily due to an increase in broker fees (primarily in our Sub-Saharan Africa/Europe region) and costs related to an increased number of vessels transferring to and operating in certain other areas (in particular, the Americas and Middle East/North Africa regions).

Depreciation and amortization increased 14%, or $20.2 million, in fiscal 2014 as compared to fiscal 2013 due to delivery of additional new vessels into the fleet and the higher acquisition/construction costs of the company’s newer, more sophisticated vessels. General and administrative costs increased 7%, or $12.4 million, primarily due to approximately $3.7 million in professional services incurred in connection with the Troms Offshore acquisition, arbitration activities related to our historical operations in Venezuela and legal fees associated with the placing into administration a subsidiary company based in the United Kingdom.

Interest and other debt expense also increased $14.1 million, or 47%, due to an increase in borrowings during 2014. The company also recorded a $4.1 million loss on the early extinguishment of Norwegian Kroner denominated public bonds that were issued by Troms Offshore and retired by the company in fiscal 2014. The overall decrease to pre-tax earnings, and certain discrete items recognized in fiscal 2013 and fiscal 2014 contributed to a 26%, or $11.6 million decrease to income tax expense.

At March 31, 2014, the company had 283 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 9.9 years. At March 31, 2014, the average age of 245 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is 6.9 years. The remaining 38 vessels, of which 15 are stacked at fiscal year-end, have an average age of 28.8 years.

During fiscal 2014 and 2013, the company’s newer vessels generated $1,342 million and $1,128 million, respectively, of consolidated vessel revenue and accounted for 96%, or $602.2 million, and 98%, or $524.7 million, respectively, of total vessel margin (vessel revenues less vessel operating costs). Vessel operating costs during fiscal 2014 and 2013 for the company’s new vessels excludes depreciation expense of $152.9 million and $127.5 million, and vessel operating lease expense of $21.9 million and $16.8 million respectively.

Americas Segment Operations. Vessel revenues in the Americas segment increased approximately 26%, or $83.7 million, during fiscal 2014 as compared to fiscal 2013, primarily due to higher revenues earned on the deepwater vessels. Revenues from the deepwater vessel class increased 47%, or $84.7 million, during the same comparative periods, due to a 9% increase in average day rates, and due to an increased number of deepwater vessels operating in the region as a result of newly delivered vessels and because deepwater vessels transferred into the Americas region from other regions primarily as a result of the increased demand for deepwater drilling services in Brazil and the U.S. GOM during fiscal 2014.

Utilization for the Americas-based vessels increased seven percentage points, during fiscal 2014 as compared to fiscal 2013; however, this increase is partially a result of the sale of 18 older, stacked vessels from the Americas fleet during fiscal 2014. Vessel utilization rates are calculated by dividing the number of days a vessel works by the number of days the vessel is available to work. As such, stacked vessels depressed utilization rates during the comparative periods because stacked vessels are considered available to work and are included in the calculation of utilization rates.

Within the Americas segment, the company continued to stack, and in some cases, dispose of, vessels that could not find attractive charters. At the beginning of fiscal 2014, the company had 26 Americas-based stacked vessels. During fiscal 2014, the company stacked three additional vessels, reactivated one vessel and disposed of 18 vessels from the previously stacked vessel fleet, resulting in a total of 10 stacked Americas-based vessels as of March 31, 2014.

Operating profit for the Americas segment increased approximately 126%, or $50.6 million, during fiscal 2014 as compared to fiscal 2013, primarily due to higher revenues, which were offset by an 11%, or $22.7 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs and other vessel costs), an increase in vessel operating lease costs and an increase in depreciation expense. Fiscal 2014 general and administrative expenses were comparable to the prior period.

Crew costs increased 9%, or $10.5 million, during fiscal 2014 as compared to fiscal 2013, primarily due to an increase in the number of vessels operating in this segment. Repair and maintenance costs increased 11%, or $4.9 million, during the same comparative periods, due to an increase in the number and cost of drydockings performed, and the outfitting of vessels which transferred into the segment for work on new contracts in fiscal 2014. Other vessel costs increased 26%, or $6.1 million, during the same comparative periods, due to the number of vessel deliveries into the segment during fiscal 2014. Vessel operating lease costs increased 220%, or $5.8 million, during fiscal 2014 as compared to fiscal 2013, due to the increase in the number of vessels operated by the company in the U.S. GOM pursuant to leasing arrangements. Depreciation expense increased 7%, or $2.8 million, during the same comparative periods, due to the increase in the number of deepwater vessels operating in the area, which was partially offset by the disposition of vessels in the Americas segment pursuant to sale/lease transactions.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased approximately 16%, or $29.4 million, during fiscal 2014 as compared to fiscal 2013, primarily due to lower revenues earned on the towing-supply and deepwater vessel classes. Revenues on the towing-supply class decreased $21.6 million, or $26%, and revenues on the deepwater vessel class decreased $7.9 million, or 8%, during the same comparative periods. Decreases in vessel revenue for both vessel classes are attributable to the transfer of vessels to other segments where market opportunities are currently considered to be more attractive. The company believes that the Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region. Please refer to the Goodwill disclosure in Item 7 of this Annual Report on Form 10-K for a discussion of a $56.3 million impairment charge related to the Asia/Pacific segment recorded in the quarter ended December 31, 2013.

Within the Asia/Pacific segment, the company also continued to dispose of vessels that could not find attractive charters. At the beginning of fiscal 2014, the company had nine Asia/Pacific-based stacked vessels, all of which were sold during fiscal 2014.

Operating profit for the Asia/Pacific segment decreased $14.7 million, or 34%, during fiscal 2014 as compared to fiscal 2013, primarily due to lower revenues which were partially offset by an $11.2 million, or 11%, decrease in vessel operating costs (primarily crew costs) and a decrease in depreciation expense.

Crew costs decreased 15% or $10.7 million, and depreciation expense decreased 12%, or $2.2 million, during fiscal 2014 as compared to fiscal 2013, due to a decrease in the number of vessels operating in the segment.

Middle East/North Africa Segment Operations. Vessel revenues in the Middle East/North Africa segment increased approximately 25%, or $37.1 million, during fiscal 2014 as compared to fiscal 2013 primarily due to increases in revenues from the towing-supply class of vessels of 30%, or $26.8 million, due to a 16% increase in average day rates and a seven percentage point increase in utilization rates. In addition, deepwater vessel revenue increased 19%, or $10.6 million, during the same comparative periods, due to a 10% increase in average day rates. Increases in dayrates and overall utilization in Middle East/North Africa segment is primarily the result of increased operations in the Mediterranean Sea and offshore Saudi Arabia, which in turn has primarily been driven by an increase in the number of jack up rigs working in this region.

At the beginning of fiscal 2014, the company had six Middle East/North Africa-based stacked vessels. During fiscal 2014, the company stacked one additional vessel and disposed of six vessels from the previously stacked vessel fleet, resulting in a total of one stacked Middle East/North Africa-based vessel as of March 31, 2014.

Operating profit for the Middle East/North Africa segment increased $3.7 million, or 9%, during fiscal 2014 as compared to fiscal 2013, primarily due to higher revenues which were partially offset by a 35%, or $26.3 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, fuel, lube and supplies costs and other vessel costs), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 27%, or $10.6 million; fuel, lube and supplies costs increased 36%, or $4.2 million; other vessel costs increased 36%, or $3.5 million; and depreciation expense increased 30%, or $5.7 million during fiscal 2014 as compared to fiscal 2013, primarily due to an increase in the number of vessels operating in the segment. Repair and maintenance costs increased 68%, or $7.8 million, during the same comparative periods, due to an increase in the number and cost of major repairs and maintenance and drydockings performed in fiscal 2014 and the outfitting of vessels in preparation for the start of new term contracts. General and administrative expenses increased 12%, or $1.8 million, during the same comparative periods as a result of the increase in shore-based personnel, primarily to support our growing operations in Saudi Arabia.

Sub-Saharan Africa/Europe Segment Operations.    Vessel revenues in the Sub-Saharan Africa/Europe segment increased approximately 17%, or $97.1 million, during fiscal 2014 as compared to fiscal 2013, primarily due to an increase in revenues from the deepwater vessel class. Revenues attributable to deepwater vessels increased 33%, or $91.2 million, due to a 16% increase in average day rates and a five percentage point increase in utilization rates. Average day rates on the deepwater vessels and towing-supply vessels increased due to the replacement of older vessels operating in the area with the higher specification vessels that are generally required by our customers in the region. Revenues from deepwater vessels during fiscal 2014 also include $55.6 million from vessels added to the company’s fleet with the June 2013 acquisition of Troms Offshore. Towing-supply vessel revenue increased 2%, or $4.9 million, during the same comparative periods, due to an 8% increase in average day rates and a four percentage point increase in utilization.

At the beginning of fiscal 2014, the company had 10 Sub-Saharan Africa/Europe-based stacked vessels. During fiscal 2014, the company stacked four additional vessels, reactivated one vessel and disposed of nine vessels from the previously stacked vessel fleet, resulting in a total of four stacked Sub-Saharan Africa/Europe-based vessels as of March 31, 2014.

Operating profit for the Sub-Saharan Africa/Europe segment increased approximately 5%, or $6.6 million, during fiscal 2014 as compared to fiscal 2013, primarily due to higher revenues, partially offset by a 21%, or $65.4 million, increase in vessel operating costs (primarily crew costs and repair and maintenance costs and other vessel operating costs), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased approximately 22%, or $29.8 million, during fiscal 2014 as compared to fiscal 2013, due to an increase in the number of vessels operating in the segment. Additionally, $15.6 million of the increase in crew costs is directly attributable to the June 2013 acquisition of Troms Offshore. Repair and maintenance cost increased 47%, or $30.8 million, during the same comparative periods, due to an increase in the number and cost of major repairs and maintenance and drydockings performed during the current period. Other vessel costs also increased 19%, or $11.9 million, during fiscal 2014 as compared to fiscal 2013, primarily due to commissions paid to brokers, including commissions to unconsolidated joint venture companies. Depreciation expense increased 21%, or $14.0 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment. General and administrative expenses increased 22%, or $11.5 million, during the same comparative periods, due to increases in administrative payroll in part, related to the acquisition of Troms Offshore.

Other Items.    Insurance and loss reserves expense decreased $1.1 million, or 6%, during fiscal 2014 as compared to fiscal 2013, primarily due to downward adjustments to case-based and other reserves and to additional insurance costs incurred in fiscal 2013 associated with the sinking of a vessel.

Gain on asset dispositions, net during fiscal 2014 increased $5.1 million, or 77%, as compared to fiscal 2013, due, in part, to a $7.9 million gain recognized on the sale of a vessel to an unconsolidated joint venture (a gain was recognized based on the company’s proportional ownership of the joint venture) and a $4.6 million gain recognized on the disposition of the company’s remaining shipyard during fiscal 2014. Dispositions of vessels can vary from quarter to quarter; therefore, gains on sales of assets may fluctuate significantly from period to period.

The company performed reviews of its assets for impairment during fiscal 2014 and 2013. The below table summarizes the combined fair value of the assets that incurred impairments along with the amount of impairment during the years ended March 31. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	2014	2013
Amount of impairment incurred	$9,341	8,078
Combined fair value of assets incurring impairment	11,149	14,733

Fiscal 2013 Compared to Fiscal 2012

Consolidated Results.    The company’s revenue during fiscal 2013 increased $177.2 million, or 17%, over the revenues earned during fiscal 2012 and were primarily attributable to increases in demand in certain markets and the additions of new vessels delivered or acquired during fiscal 2013. The company’s consolidated net earnings also increased 73%, or $63.3 million during fiscal 2013 partially due to a $30.9 million non-cash goodwill impairment charge ($22.1 million after-tax, or $0.43 per share) recorded during the second quarter of fiscal 2012 on the company’s Middle East/North Africa segment as disclosed in Note (16) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Vessel operating costs increased 11%, or 71.3 million, during fiscal 2013 as compared to fiscal 2012. Crew costs increased approximately 9%, or $28.4 million, during fiscal 2013 as compared to fiscal 2012, primarily because of the company’s increased vessel utilization in the fiscal 2013 and the overall higher cost of personnel. Repair and maintenance costs increased 28%, or $29.3 million, during fiscal 2013, because a greater number of drydockings were performed during fiscal year 2013. Other vessel operating costs also increased $9.3 million, or 10%, during the same comparative periods primarily due to an increase in broker fees.

Depreciation and amortization expense increased 7%, or $8.9 million, in fiscal 2013 as compared to fiscal 2012, due to the higher acquisition/construction costs of the company’s newer, more sophisticated vessels. General and administrative costs increased 12%, or $19.0 million, primarily due to higher personnel costs resulting from higher accruals for incentive bonuses, the settlement of a supplemental retirement plan of the former chief executive officer of the company, higher costs related to stock-based compensation awards and higher office and property expenses (primarily office rent and information technology costs). Interest and other debt expense also increased $7.4 million, or 33%, due to an increase in borrowings (as disclosed in Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K) and income tax expense increased 88%, or $20.8 million, due to higher overall income before taxes.

At March 31, 2013, the company had 316 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 12.6 years. At March 31, 2013, the average age of 232 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is 6.2 years. The remaining 84 vessels, of which 51 were stacked at fiscal year-end, had an average age of 30.1 years.

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

Americas Segment Operations.    Vessel revenues in the Americas segment increased approximately 1%, or $2.5 million, during fiscal 2013 as compared to fiscal 2012. Americas-based vessel revenue increased modestly during the comparative periods; however, increases in revenues generated by the deepwater vessels were largely offset by lower revenues generated by the towing-supply and other vessel classes. Revenues on the deepwater vessels increased 22%, or $32.1 million, during the comparative periods, due to a 10% increase in average day rates, and due to an increased number of deepwater vessels operating in the area as a result of newly delivered vessels and because deepwater vessels transferred into the Americas segment from other segments. Revenue from the towing-supply class of vessels decreased 16%, or $23.0 million, during the same comparative periods, due to fewer towing-supply vessels operating in the Americas segment as a result of vessels being stacked during fiscal 2013. Revenue for the other vessel class decreased $6.6 million, or 20%, due to a fewer number of other vessels operating in this segment, primarily due to the stacking and/or sale of vessels.

Utilization rates for the Americas-based vessels increased two percentage points, during fiscal 2013 as compared to fiscal 2012; however, this increase is partially a result of the sale of 25 older, stacked vessels from the Americas fleet during this two-year period, with a significant number of those vessels sold in the later part of fiscal 2012. Within the Americas segment, the company stacked, and in some cases disposed of, vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 21 Americas-based stacked vessels. During fiscal 2013, the company stacked seven additional vessels, reactivated one vessel and disposed of one vessel from the previously stacked vessel fleet, resulting in a total of 26 stacked Americas-based vessels as of March 31, 2013.

Operating profit for the Americas segment decreased approximately 28%, or $15.7 million, during fiscal 2013 as compared to fiscal 2012, primarily due to a 9%, or $17.4 million, increase in vessel operating costs (primarily repair and maintenance costs and other vessel costs) and a 6%, or $2.3 million, increase in depreciation expense which offset the increase in revenues. Fiscal 2013 general and administrative expenses were comparable to the prior period.

Repair and maintenance costs increased 43%, or $13.4 million, during fiscal 2013 as compared to fiscal 2012, due to an increase in the number of major repairs and maintenance and drydockings that were performed in the region, primarily in Brazil. Other vessel costs increased 21%, or $3.9 million, during the same comparative periods, due to an increase in the number of new vessels operating in this segment. The increase in depreciation expense is primarily related to the increase in the number of deepwater vessels operating in the area.

Asia/Pacific Segment Operations.    Vessel revenues in the Asia/Pacific segment increased approximately 20%, or $30.2 million, during fiscal 2013 as compared to fiscal 2012, primarily due to higher revenues earned on the deepwater vessels. Revenues on the deepwater vessels increased $20.6 million, or 27%, during the same comparative periods, due to a 22% increase in average date rates and a 10 percentage point increase in utilization rates. Increases in average day rates for deepwater vessels were primarily due to the addition of newer, larger vessels in the segment and the renewal of contracts at higher rates. Also, revenue on the towing-supply class of vessels increased $10.4 million, or 14%, due to a 12 percentage point increase in utilization rates. Increases in utilization for these vessel classes was the result of under-utilized vessels in the segment put to work following the resolution of delays on certain customer projects at the end of fiscal 2012. Increases in average day rates for deepwater vessels were primarily due to the addition of newer vessels in the segment and the renewal of contracts at higher rates.

Within the Asia/Pacific segment, the company disposed of a number of vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 16 Asia/Pacific-based stacked vessels. During fiscal 2013, the company disposed of seven vessels from the previously stacked vessel fleet, resulting in a total of nine stacked Asia/Pacific-based vessels as of March 31, 2013.

Asia/Pacific segment operating profit increased $27.5 million, or 171%, during fiscal 2013 as compared to fiscal 2012, primarily due to higher revenues which were minimally offset by slightly higher vessel operating costs (crew costs, offset by lower repair and maintenance and vessel operating leases). Fiscal 2013 depreciation expense and general and administrative expenses were comparable to the prior period.

Crew costs increased 14.7% or $8.9 million, during fiscal 2013 as compared to fiscal 2012, due to increases in crew personnel operating in Australia after delays on certain customer projects ended. Repair and maintenance costs decreased approximately 21%, or $2.7 million, and fuel, lube and supplies costs decreased 21%, or $2.9 million, during the same comparative periods, due to the number of new vessels delivered from Asian shipyards and outfitted in the Asia/Pacific region prior to such vessels’ mobilizing to other regions where vessels were put into service.

Middle East/North Africa Segment Operations.    Vessel revenues in the Middle East/North Africa segment increased approximately 37%, or $39.9 million, during fiscal 2013 as compared to fiscal 2012. These increases were primarily attributable to increases in revenues from the towing-supply vessels of 58%, or $33.0 million, during the same comparative period, due to a 16 percentage point increase in utilization rates and 31% increase in average day rates, resulting from the resolution of delays in the acceptance of certain vessels and cancellations of other vessel contracts as part of a multi-vessel charter that the company had committed to with one customer in the Middle East. In addition, deepwater vessel revenue increased 20%, or $9.4 million, during the same comparative periods, due to a 13% increase in average day rates resulting from the replacement in the region of older vessels with the newer, more sophisticated vessels that our customers were requiring in the region.

At the beginning of fiscal 2013, the company had seven Middle East/North Africa-based stacked vessels. During fiscal 2013, the company stacked one additional vessel and disposed of two vessels from the previously stacked vessel fleet, resulting in a total of six stacked Middle East/North Africa-based vessels as of March 31, 2013.

Operating profit related to the Middle East/North Africa segment increased $38.3 million, during fiscal 2013 as compared to fiscal 2012, primarily due to higher revenues which were minimally offset by higher general and administrative expense which increased 24% or $2.8 million due to a higher number of administrative personnel, higher office and property costs and other costs associated with an increase in operational activity in the region.

Sub-Saharan Africa/Europe Segment Operations.    Vessel revenues in the Sub-Saharan Africa/Europe segment increased approximately 21%, or $96.8 million, during fiscal 2013 as compared to fiscal 2012. Revenues attributable to deepwater vessels increased 37%, or $73.8 million, during the same comparative periods, due to a 16% increase in average day rates. Towing-supply vessel revenue increased 14%, or 27.4 million, during the same comparative periods, due to a 9% increase in average day rates and an 11 percentage point increase in utilization. Average day rates on both deepwater vessels and towing-supply vessels operating the segment increased due to the replacement of older vessels in the area with newer, more sophisticated vessels. In addition, a number of vessel charter agreements in the region renewed at higher average day rates.

Utilization rates for the Sub-Saharan Africa/Europe-based vessels increased four percentage points during fiscal 2013 as compared to fiscal 2012; however, this increase is partially a result of the disposition of 21 older, stacked vessels from the Sub-Saharan/Europe-based vessel fleet during this two year period. Within the Sub-Saharan Africa/Europe segment, the company stacked, and in some cases disposed of vessels that could not find attractive charters. At the beginning of fiscal 2013, the company had 23 Sub-Saharan Africa/Europe-based stacked vessels. During fiscal 2013, the company stacked five additional vessels and sold 18 vessels from the previously stacked vessel fleet, resulting in a total of 10 stacked Sub-Saharan Africa/Europe-based vessels as of March 31, 2013.

Sub-Saharan Africa/Europe segment operating profit increased approximately 33%, or $32.3 million, during fiscal 2013 as compared to fiscal 2012, primarily due to higher revenues, which were partially offset by an approximate 20%, or $53.3 million, increase in vessel operating costs (primarily crew costs and repair and maintenance costs and other vessel operating costs); an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased approximately 13%, or $15.4 million, during fiscal 2013 as compared to fiscal 2012, due to an increase in the number of deepwater vessels operating in the segment. Repair and maintenance cost increased 56%, or $23.6 million, during the same comparative periods, due to an increase in the number and cost of major repairs and maintenance and drydockings that were undertaken in the region during fiscal 2013.

Other vessel costs also increased 10%, or $5.7 million, during fiscal 2013 as compared to fiscal 2012 primarily due to higher fees paid to brokers, including commissions paid to unconsolidated joint venture companies. Depreciation expense increased 12%, or $7.1 million, during the same comparative periods, due to an increase in the number of vessels operating in this segment. General and administrative expenses increased 9%, or $4.1 million, during the same comparative periods, most notably due to increases in office and property costs.

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

Gain on asset dispositions, net during fiscal 2013 decreased $11.0 million, or 63%, as compared to fiscal 2012, primarily due to a lower number of vessels disposed during fiscal 2013 and an increase in asset impairment charges in fiscal 2013. Also included in gain on asset dispositions, net is a gain of $2.3 million related to the sale of one of the company’s two shipyards.

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

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by major repairs and maintenance and drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore support vessels. Suitability of available equipment and the degree of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. As such, stacked vessels depress utilization rates because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels undergoing major repairs and maintenance and/or in drydock) but do not include vessels owned by joint ventures (11 vessels at March 31, 2014). The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for each of the quarters in the years ended March 31:

REVENUE BY VESSEL CLASS: (In thousands)
Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$55,032	61,811	72,048	74,859	263,750
Towing-supply	27,670	30,861	30,451	26,073	115,055
Other	7,542	9,257	7,349	7,778	31,926
Total	$90,244	101,929	109,848	108,710	410,731
Asia/Pacific fleet:
Deepwater	$24,292	19,923	20,142	23,834	88,191
Towing-supply	17,722	16,559	15,235	13,114	62,630
Other	942	948	948	959	3,797
Total	$42,956	37,430	36,325	37,907	154,618
Middle East/North Africa fleet:
Deepwater	$15,852	15,732	18,805	16,114	66,503
Towing-supply	24,497	28,763	31,481	31,979	116,720
Other	864	875	872	690	3,301
Total	$41,213	45,370	51,158	48,783	186,524
Sub-Saharan Africa/Europe fleet:
Deepwater	$87,251	106,541	84,866	86,064	364,722
Towing-supply	54,860	56,772	59,789	59,803	231,224
Other	15,106	15,626	18,727	21,183	70,642
Total	$157,217	178,939	163,382	167,050	666,588
Worldwide fleet:
Deepwater	$182,427	204,007	195,861	200,871	783,166
Towing-supply	124,749	132,955	136,956	130,969	525,629
Other	24,454	26,706	27,896	30,610	109,666
Total	$331,630	363,668	360,713	362,450	1,418,461

Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$36,280	44,747	48,089	49,916	179,032
Towing-supply	34,352	31,109	29,418	25,938	120,817
Other	7,018	6,460	7,025	6,707	27,210
Total	$77,650	82,316	84,532	82,561	327,059
Asia/Pacific fleet:
Deepwater	$25,337	24,592	21,862	24,327	96,118
Towing-supply	25,500	20,229	19,277	19,211	84,217
Other	905	917	918	939	3,679
Total	$51,742	45,738	42,057	44,477	184,014
Middle East/North Africa fleet:
Deepwater	$11,284	12,275	15,407	16,979	55,945
Towing-supply	20,000	18,859	25,870	25,173	89,902
Other	1,166	917	750	732	3,565
Total	$32,450	32,051	42,027	42,884	149,412
Sub-Saharan Africa/Europe fleet:
Deepwater	$62,615	67,696	64,509	78,724	273,544
Towing-supply	49,012	63,548	54,816	58,981	226,357
Other	16,625	18,473	17,102	17,412	69,612
Total	$128,252	149,717	136,427	155,117	569,513
Worldwide fleet:
Deepwater	$135,516	149,310	149,867	169,946	604,639
Towing-supply	128,864	133,745	129,381	129,303	521,293
Other	25,714	26,767	25,795	25,790	104,066
Total	$290,094	309,822	305,043	325,039	1,229,998

REVENUE BY VESSEL CLASS - continued:

(In thousands)
Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$36,405	36,639	38,861	35,045	146,950
Towing-supply	35,686	36,648	35,866	35,596	143,796
Other	8,586	8,605	8,014	8,578	33,783
Total	$80,677	81,892	82,741	79,219	324,529
Asia/Pacific fleet:
Deepwater	$15,929	12,264	20,445	26,857	75,495
Towing-supply	18,444	15,870	19,334	20,197	73,845
Other	1,126	993	1,140	1,153	4,412
Total	$35,499	29,127	40,919	48,207	153,752
Middle East/North Africa fleet:
Deepwater	$10,751	11,782	12,647	11,331	46,511
Towing-supply	13,474	11,616	13,778	18,034	56,902
Other	1,832	1,412	1,414	1,418	6,076
Total	$26,057	24,810	27,839	30,783	109,489
Sub-Saharan Africa/Europe fleet:
Deepwater	$38,506	45,605	51,194	64,392	199,697
Towing-supply	52,626	48,698	49,519	48,161	199,004
Other	19,950	18,280	18,274	17,493	73,997
Total	$111,082	112,583	118,987	130,046	472,698
Worldwide fleet:
Deepwater	$101,591	106,290	123,147	137,625	468,653
Towing-supply	120,230	112,832	118,497	121,988	473,547
Other	31,494	29,290	28,842	28,642	118,268
Total	$253,315	248,412	270,486	288,255	1,060,468

UTILIZATION: Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	77.8%	72.3	85.3	83.7	80.0
Towing-supply	43.2	49.5	60.9	59.5	51.9
Other	82.2	91.6	78.0	78.4	82.6
Total	60.1%	63.9	73.9	73.2	67.4
Asia/Pacific fleet:
Deepwater	92.7%	80.1	77.2	84.7	83.5
Towing-supply	64.5	73.0	70.6	82.7	71.6
Other	100.0	100.0	100.0	100.0	100.0
Total	72.2%	75.8	73.6	84.1	76.0
Middle East/North Africa fleet:
Deepwater	91.3%	81.2	71.0	71.3	77.6
Towing-supply	72.1	86.1	84.8	88.2	82.8
Other	44.7	81.8	100.0	98.1	73.0
Total	73.3%	84.7	81.7	84.0	80.9
Sub-Saharan Africa/Europe fleet:
Deepwater	79.3%	88.8	83.0	83.1	83.6
Towing-supply	67.6	66.8	73.8	77.9	71.3
Other	70.2	72.5	76.8	89.2	77.1
Total	71.8%	75.0	77.3	83.3	76.7
Worldwide fleet:
Deepwater	81.2%	81.9	81.7	81.9	81.7
Towing-supply	60.8	66.3	72.8	76.6	68.6
Other	71.5	77.3	78.1	87.3	78.5
Total	68.8%	73.2	76.7	80.8	74.7

UTILIZATION - continued:

Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	73.7%	70.7	73.1	80.4	74.4
Towing-supply	53.4	48.2	48.0	41.9	48.0
Other	80.5	72.5	82.4	81.0	79.0
Total	63.3%	58.6	60.9	59.1	60.5
Asia/Pacific fleet:
Deepwater	92.6%	81.2	89.2	83.6	86.8
Towing-supply	54.9	52.2	52.4	54.5	53.5
Other	58.7	100.0	100.0	100.0	85.1
Total	62.5%	58.7	60.5	62.4	61.0
Middle East/North Africa fleet:
Deepwater	93.6%	91.8	89.8	98.6	93.5
Towing-supply	77.2	71.2	80.1	74.7	75.8
Other	42.2	34.5	28.6	29.3	33.7
Total	75.0%	69.9	75.1	73.4	73.3
Sub-Saharan Africa/Europe fleet:
Deepwater	84.1%	83.0	70.3	76.3	78.2
Towing-supply	60.3	67.8	66.9	73.3	66.9
Other	76.6	79.9	77.2	78.7	78.1
Total	71.3%	75.4	71.1	75.9	73.4
Worldwide fleet:
Deepwater	83.1%	79.8	75.2	80.6	79.6
Towing-supply	60.0	59.9	61.1	61.2	60.6
Other	74.2	74.7	74.5	75.2	74.6
Total	68.4%	67.8	67.5	69.4	68.3

Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	70.8%	73.5	79.7	75.9	74.9
Towing-supply	43.3	46.9	54.2	53.1	49.0
Other	70.5	66.3	59.6	69.4	66.3
Total	54.3%	56.8	61.0	61.4	58.2
Asia/Pacific fleet:
Deepwater	71.1%	59.6	83.5	95.3	76.8
Towing-supply	42.5	36.3	43.8	43.1	41.3
Other	100.0	79.3	100.0	100.0	94.8
Total	51.1%	42.8	54.4	55.9	50.9
Middle East/North Africa fleet:
Deepwater	76.3%	91.6	98.8	100.0	91.2
Towing-supply	57.6	49.7	59.2	73.3	59.9
Other	63.2	50.0	50.0	50.0	53.3
Total	61.6%	57.4	65.2	74.4	64.5
Sub-Saharan Africa/Europe fleet:
Deepwater	81.6%	88.1	83.8	84.0	84.4
Towing-supply	56.8	54.6	56.9	55.0	55.8
Other	84.1	80.0	79.7	75.5	79.8
Total	70.1%	69.2	70.0	68.4	69.4
Worldwide fleet:
Deepwater	75.7%	79.3	84.2	84.9	81.1
Towing-supply	50.3	48.1	53.9	55.0	51.7
Other	79.3	74.1	72.4	72.6	74.6
Total	61.5%	60.2	64.6	65.4	62.9

AVERAGE DAY RATES:
Fiscal Year 2014	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$29,786	31,953	29,779	31,066	30,629
Towing-supply	15,161	15,520	17,247	16,220	16,010
Other	6,965	7,843	7,320	7,868	7,502
Total	$18,977	19,974	21,169	21,718	20,482
Asia/Pacific fleet:
Deepwater	$39,291	37,812	33,937	39,072	37,549
Towing-supply	13,022	12,430	12,687	12,383	12,645
Other	10,353	10,300	10,300	10,661	10,402
Total	$20,749	19,184	19,257	21,550	20,167
Middle East/North Africa fleet:
Deepwater	$21,202	22,195	23,708	20,524	21,913
Towing-supply	12,567	12,440	13,375	13,000	12,862
Other	4,750	4,750	4,738	3,912	4,543
Total	$14,316	14,156	15,358	14,258	14,531
Sub-Saharan Africa/Europe fleet:
Deepwater	$27,514	30,244	28,664	29,158	28,932
Towing-supply	15,386	15,737	15,764	16,542	15,858
Other	4,883	4,779	5,409	5,392	5,136
Total	$15,993	17,206	15,994	15,917	16,282
Worldwide fleet:
Deepwater	$28,572	30,481	28,944	29,730	29,441
Towing-supply	14,338	14,389	15,029	14,982	14,684
Other	5,496	5,651	5,883	5,905	5,741
Total	$16,976	17,603	17,492	17,525	17,405

Fiscal Year 2013	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$25,829	28,450	28,721	29,480	28,216
Towing-supply	14,135	14,103	13,721	14,330	14,064
Other	5,987	6,094	6,181	6,132	6,097
Total	$15,508	17,012	17,060	17,960	16,861
Asia/Pacific fleet:
Deepwater	$32,225	42,037	35,453	37,370	36,424
Towing-supply	14,229	12,663	12,592	13,976	13,378
Other	9,945	9,972	9,972	10,432	10,079
Total	$19,384	20,109	18,779	21,024	19,789
Middle East/North Africa fleet:
Deepwater	$18,920	18,359	20,710	21,259	19,926
Towing-supply	9,812	9,857	12,020	12,689	11,116
Other	5,056	4,812	4,750	4,628	4,836
Total	$11,325	11,561	13,761	14,583	12,844
Sub-Saharan Africa/Europe fleet:
Deepwater	$22,643	25,235	25,853	26,468	25,056
Towing-supply	13,572	15,721	14,318	14,996	14,684
Other	4,884	5,236	5,054	5,300	5,118
Total	$13,113	14,602	14,053	15,218	14,261
Worldwide fleet:
Deepwater	$24,406	27,102	27,100	27,782	26,626
Towing-supply	13,054	13,705	13,399	14,207	13,580
Other	5,250	5,496	5,407	5,573	5,430
Total	$14,275	15,384	15,286	16,378	15,325

AVERAGE DAY RATES - continued:

Fiscal Year 2012	First	Second	Third	Fourth	Year
Americas fleet:
Deepwater	$26,360	24,863	25,247	25,911	25,573
Towing-supply	14,031	14,786	13,812	13,704	14,076
Other	6,044	6,408	6,431	6,791	6,407
Total	$15,094	15,466	15,373	15,197	15,283
Asia/Pacific fleet:
Deepwater	$21,436	20,619	25,357	30,982	25,073
Towing-supply	12,519	11,974	12,836	13,751	12,790
Other	6,189	6,807	6,189	6,335	6,358
Total	$14,801	14,098	16,389	19,148	16,221
Middle East/North Africa fleet:
Deepwater	$18,147	17,466	17,484	17,788	17,703
Towing-supply	7,738	8,513	8,604	8,992	8,477
Other	5,302	5,117	5,127	5,194	5,192
Total	$9,726	10,716	10,705	10,558	10,417
Sub-Saharan Africa/Europe fleet:
Deepwater	$20,399	20,375	21,719	23,254	21,584
Towing-supply	13,228	13,121	13,482	13,894	13,420
Other	5,008	4,779	4,889	4,993	4,917
Total	$11,278	11,518	12,181	13,353	12,080
Worldwide fleet:
Deepwater	$22,065	21,338	22,696	24,465	22,709
Towing-supply	12,349	12,706	12,636	12,790	12,617
Other	5,310	5,240	5,298	5,485	5,330
Total	$12,496	12,771	13,359	14,140	13,197

The day-based utilization percentages, average day rates and the average number of the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) by vessel class and in total for each of the quarters in the years ended March 31:

Fiscal Year 2014	First	Second	Third	Fourth	Year
UTILIZATION:
Deepwater
PSVs	84.0%	84.6	82.7	86.1	84.4
AHTS vessels	95.9	87.9	95.8	73.9	88.2
Towing-supply	81.7	85.7	85.5	84.4	84.3
Other	73.3	73.2	81.8	91.8	80.0
Total	81.2%	82.7	84.3	86.0	83.6

AVERAGE VESSEL DAY RATES:
Deepwater
PSVs	$28,689	31,053	29,092	29,735	29,659
AHTS vessels	29,561	28,885	29,141	31,158	29,628
Towing-supply	14,595	14,484	15,144	15,126	14,840
Other	5,843	5,635	6,036	6,126	5,924
Total	$17,955	18,637	18,209	18,287	18,275

AVERAGE VESSEL COUNT:
Deepwater
PSVs	69	73	75	76	73
AHTS vessels	11	11	12	12	11
Towing-supply	103	103	104	105	104
Other	53	52	52	52	52
Total	236	239	243	245	240

Fiscal Year 2013	First	Second	Third	Fourth	Year
UTILIZATION:
Deepwater
PSVs	85.9%	84.6	78.3	82.9	82.8
AHTS vessels	93.7	79.3	81.8	99.0	88.4
Towing-supply	89.3	87.6	86.3	84.8	87.0
Other	78.7	80.3	78.6	79.5	79.3
Total	86.2%	84.7	82.1	83.8	84.2

AVERAGE VESSEL DAY RATES:
Deepwater
PSVs	$24,062	27,224	27,223	27,889	26,652
AHTS vessels	28,908	30,226	30,366	29,779	29,787
Towing-supply	13,663	14,456	13,969	14,490	14,141
Other	5,657	5,868	5,765	6,004	5,823
Total	$15,466	16,660	16,503	17,458	16,526

AVERAGE VESSEL COUNT:
Deepwater
PSVs	55	57	62	67	60
AHTS vessels	11	11	11	11	11
Towing-supply	101	101	102	103	102
Other	50	49	49	48	49
Total	217	218	224	229	222

Fiscal Year 2012	First	Second	Third	Fourth	Year
UTILIZATION:
Deepwater
PSVs	83.8%	85.6	90.2	90.2	87.6
AHTS vessels	69.0	77.1	92.3	87.7	81.5
Towing-supply	82.4	75.0	78.3	79.6	78.8
Other	91.7	85.8	83.9	81.8	85.8
Total	84.4%	80.5	83.4	83.2	82.9

AVERAGE VESSEL DAY RATES:
Deepwater
PSVs	$20,688	20,547	21,990	24,394	22,018
AHTS vessels	29,846	27,573	27,177	27,764	27,989
Towing-supply	14,351	14,473	14,007	13,831	14,150
Other	5,768	5,633	5,737	5,939	5,766
Total	$14,091	14,291	14,835	15,658	14,741

AVERAGE VESSEL COUNT:
Deepwater
PSVs	47	49	51	54	50
AHTS vessels	11	11	11	11	11
Towing-supply	85	88	93	99	91
Other	51	51	51	49	50
Total	194	199	206	213	202

Vessel Count, Dispositions, Acquisitions and Construction Programs

The average age of the company’s 283 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet at March 31, 2014 is approximately 9.9 years. The average age of 245 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program as discussed below) is 6.9 years. The remaining 38 vessels have an average age of 28.8 years. The following table compares the average number of vessels by class and geographic distribution during the fiscal years ended March 31 and the actual March 31, 2014 vessel count:

	Actual Vessel Count at March 31,	Average Number of Vessels During Year Ended March 31,
	2014	2014	2013	2012
Americas fleet:
Deepwater	32	29	23	21
Towing-supply	30	38	50	57
Other	14	14	15	21
Total	76	81	88	99
Less stacked vessels	10	18	25	33
Active vessels	66	63	63	66
Asia/Pacific fleet:
Deepwater	8	8	8	11
Towing-supply	14	19	32	38
Other	1	1	1	2
Total	23	28	41	51
Less stacked vessels	—	4	12	18
Active vessels	23	24	29	33
Middle East/North Africa fleet:
Deepwater	12	11	8	8
Towing-supply	31	30	29	31
Other	2	3	6	6
Total	45	44	43	45
Less stacked vessels	1	1	7	8
Active vessels	44	43	36	37
Sub-Saharan Africa/Europe fleet:
Deepwater	40	41	38	30
Towing-supply	51	56	63	74
Other	48	49	48	50
Total	139	146	149	154
Less stacked vessels	4	9	17	27
Active vessels	135	137	132	127
Active owned or chartered vessels	268	267	260	263
Stacked vessels	15	32	61	86
Total owned or chartered vessels	283	299	321	349
Vessels withdrawn from service	—	1	2	3
Joint-venture and other	11	10	10	10
Total	294	310	333	362

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

The company had 15, 51 and 67 stacked vessels at March 31, 2014, 2013 and 2012, respectively. Most of the vessels stacked at March 31, 2014 are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The number of vessels disposed by vessel type and segment during the fiscal years ended March 31, are as follows:

	2014 (A)	2013	2012
Number of vessels disposed by vessel type:
Deepwater:
AHTS vessels	—	—	1
PSVs	3	1	1
Towing-supply:
AHTS vessels	27	15	39
PSVs	12	8	10
Other	6	8	9
Total	48	32	60

Number of vessels disposed by segment:
Americas	19	2	27
Asia/Pacific	9	8	7
Middle East/North Africa	8	3	12
Sub-Saharan Africa/Europe	11	19	12
Vessels withdrawn from service	1	—	2
Total	48	32	60

(A)

Excluded from fiscal 2014 vessel dispositions are 10 vessels that were sold and leased back by the company as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Vessel and Other Deliveries and Acquisitions

The table below summarizes the number of vessels added to the company’s fleet during the fiscal years ended March 31 by vessel class and vessel type:

	Number of vessels added
Vessel class and type	2014 (A)	2013 (B)	2012
Deepwater:
AHTS vessels	1	—	—
PSVs	10	13	9
Towing-supply:
AHTS vessels	—	2	14
PSVs	2	1	1
Other:
Crewboats	2	2	—
Total number of vessels added to the fleet	15	18	24
Total remotely operated vehicles	6	—	—

(A)

Excluded from fiscal 2014 vessel deliveries and acquisitions are two deepwater class PSVs and six towing-supply PSVs that were originally sold to a third party and leased back in fiscal 2006 and 2010. The company elected to repurchase these vessels from the lessors during fiscal 2014 as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(B)

Excluded from fiscal 2013 vessel deliveries and acquisitions are two towing-supply class PSVs that were originally sold to a third party and leased back in fiscal 2006 and 2007. The company elected to repurchase these vessels from the lessors during fiscal 2013 as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2014.    The company took delivery of six newly-built vessels and acquired nine vessels from third parties. Two of the delivered vessels are deepwater PSVs, which are both 303-feet in length. The 303-feet PSVs were constructed at a U.S. shipyard for a total aggregate cost of $123.3 million. The company also took delivery of two towing-supply PSVs, of which one is 220-feet in length, and one is 217-feet in length. These two vessels were constructed at an international shipyard for a total aggregate cost of $51.4 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6.0 million. In addition, the company acquired from third parties, two 290-feet deepwater PSVs for a total cost of $93.9 million and a 247-feet deepwater AHTS vessel for $29.0 million. The company also acquired a fleet of four deepwater PSVs, ranging from 280-feet to 285-feet, as a result of the Troms Offshore Supply AS acquisition. The purchase price allocated to these four vessels totals an aggregate $234.9 million. Two Troms vessel construction projects (related to a 270-foot, deepwater PSV and a 310-foot, deepwater PSVs) were also completed in fiscal 2014 for a total cost of $112.4 million. The company also acquired six remotely operated vehicles (ROV) for a total cost of $31.9 million.

In addition to the 21 deliveries noted above, we acquired two additional deepwater class PSVs and six towing-supply class PSVs during fiscal 2014 which had been sold and leased back during fiscal 2008 and fiscal 2010. The company elected to repurchase these vessels from the lessors for an aggregate total of $78.8 million. Please refer to the “Off-Balance Sheet Arrangements” section of Item 7 for a discussion on the company’s sale/leaseback vessels and to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2013.    The company took delivery of eleven newly-built vessels and acquired seven vessels from third parties. Seven of the delivered vessels are deepwater PSVs, six of which are 286-feet in length and one is 249-feet in length. The six 286-feet PSVs were constructed at an international shipyard for a total aggregate cost of $175.9 million. The 249-feet PSV was built at a different international shipyard for $19.2 million. The company also took delivery of two towing-supply class AHTS vessels that have 8,200 brake horse power (BHP). These two vessels were constructed at an international shipyard for a total aggregate cost of $47.6 million. The company also took delivery of two waterjet crewboats that were built at an international shipyard for $6.0 million. In addition, the company acquired six deepwater PSVs for a total cost of $170.0 million (which range between 220-feet to 250-feet in length) and one towing-supply class PSV for a total cost of $13.0 million.

In addition to the 18 deliveries noted above, we acquired two additional towing-supply class PSVs during fiscal 2013 which were originally taken delivery of, then sold and leased back during fiscal 2006 and 2007. The company elected to repurchase these vessels from the lessors for an aggregate total of $17.2 million. Please refer to the “Off-Balance Sheet Arrangements” section of Item 7 for a discussion on the company’s sale/leaseback vessels and to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Fiscal 2012.    The company took delivery of 13 newly-built vessels and acquired 11 vessels from third parties. Six of the newly-built vessels are towing-supply class AHTS vessels and the other seven are deepwater class PSVs. The six AHTS vessels were constructed at two different international shipyards for $94.2 million and have between 5,150 and 8,200 brake horse power (BHP). One 266-foot deepwater PSV was built by Quality Shipyard, L.L.C., the company’s then active, wholly-owned shipyard subsidiary for a cost of $36.1 million. The other six deepwater PSVs measure 286-feet and were constructed at the same international shipyard for $172.0 million. The company also acquired a 246-foot deepwater PSV and a 250-foot deepwater PSV for a total aggregate cost of $41.6 million and acquired eight 5,150 BHP towing-supply class, AHTS vessels for a total aggregate total cost of $96.7 million.

Vessel Construction and Acquisition Expenditures at March 31, 2014

At March 31, 2014, the company had six 7,145 BHP towing-supply class AHTS vessels under construction at an international shipyard, for a total estimated cost of $116.3 million. The vessels are expected to be delivered beginning in January 2015 with final delivery of the last vessel in February 2016. As of March 31, 2014, the company had invested $55.2 million in these vessels.

The company is also committed to the construction of 23 PSVs, including two 246-foot, six 261-foot, one 264-foot, ten 275-foot, two 310-foot and two 300-foot deepwater PSVs for a total estimated cost of $708.9 million. Two of the 300-foot and one 264-foot deepwater PSVs are being constructed at a U.S. shipyard. A different U.S. shipyard is constructing the two 310-foot deepwater PSVs. Two different international shipyards are constructing four and six 275-foot deepwater PSVs, respectively. Three other international shipyards are constructing two 246-foot and six 261-foot deepwater PSVs, respectively. The two 246-foot deepwater PSVs are expected to deliver in June 2014 and July 2014, and the six 261-foot deepwater PSVs have expected delivery dates ranging from September 2015 to June 2016. The 264-foot deepwater PSV is expected to deliver in August 2014. The ten 275-foot deepwater PSVs are expected to be delivered beginning in July 2014, with final delivery of the tenth vessel in July 2015. The two 300-foot deepwater PSVs are scheduled for delivery in September 2015 and February 2016. The two 310-foot deepwater PSVs constructed at U.S. shipyards are scheduled for delivery in November 2015 and February 2016. As of March 31, 2014, $196.5 million was invested in these 23 vessels.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through March 31, 2014. The company had committed and invested $8.0 million as of March 31, 2014.

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. Some of the disputes may be resolved by high level management meetings between the parties or through a structured mediation. The balance of the claims will need to be resolved through litigation in New York state court. Although formal dispute resolution efforts are currently at an early stage, initial negotiations have thus far failed to resolve the parties’ disputes, and the company has retained New York counsel to represent the company in the mediation and litigation procedures. The escrowed amounts have been included in the cost of the acquired vessels.

Vessel Commitments Summary at March 31, 2014

The table below summarizes the various vessel commitments, including vessels under construction and vessel acquisition, by vessel class and type as of March 31, 2014:

	Non-U.S. Built				U.S. Built
Vessel class and type	Number of Vessels	Total Cost	Invested Through 3/31/14	Remaining Balance 3/31/14	Number of Vessels	Total Cost	Invested Through 3/31/14	Remaining Balance 3/31/14
In thousands, except number of vessels:
Deepwater PSVs	18	$454,911	108,431	346,480	5	253,972	88,037	165,935
Towing-supply vessels	6	116,288	55,163	61,125	—	—	—	—
Other	1	8,014	8,014	—	—	—	—	—
Totals	25	$579,213	171,608	407,605	5	253,972	88,037	165,935

The table below summarizes by vessel class and vessel type the number of vessels expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various vessel commitments as discussed above:

	Quarter Period Ended
Vessel class and type	06/14	09/14	12/14	03/15	06/15	Thereafter

Deepwater PSVs	1	5	4	1	1	11
Towing-supply vessels	—	—	—	1	1	4
Other	—	—	—	—	1	—
Totals	1	5	4	2	3	15

(In thousands)
Expected quarterly cash outlay	$53,150	117,010	134,337	64,114	75,500	129,429 (A)

(A)    The $129,429 of ‘Thereafter’ vessel construction obligations is expected to be paid out as follows: $117,298 in the remaining quarters of fiscal 2016 and $12,131 during fiscal 2017.

The company believes it has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, proceeds from the disposition of (generally older) vessels, revolving bank credit facility borrowings, a bank term loan, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The company has $573.5 million in unfunded capital commitments associated with the 30 vessels currently under construction at March 31, 2014.

General and Administrative Expenses

Consolidated general and administrative expenses and its related percentage of total revenues for the years ended March 31 consist of the following components:

(In thousands)	2014	%	2013	%	2012	%
Personnel	$109,943	8%	109,058	9%	92,293	9%
Office and property	27,121	2%	26,270	2%	23,615	2%
Sales and marketing	11,645	1%	9,819	1%	9,407	1%
Professional services	29,035	1%	19,510	1%	22,326	2%
Other	10,232	1%	10,952	1%	8,929	1%
	$187,976	13%	175,609	14%	156,570	15%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the years ended March 31 were as follows:
(In thousands)	2014	%	2013	%	2012	%
Vessel operations	$137,741	74%	124,132	71%	117,627	75%
Other operating activities	2,532	1%	2,773	1%	2,278	1%
Corporate	47,703	25%	48,704	28%	36,665	24%
	$187,976	100%	175,609	100%	156,570	100%

General and administrative expenses were higher by approximately 7%, or $12.4 million, during fiscal 2014 as compared to fiscal 2013, primarily due to increases in professional services costs of 49%, or $9.5 million, which were related the acquisition of Troms Offshore, arbitration activities related to our historical operations in Venezuela, and legal fees associated with the placing into administration of a subsidiary company based in the United Kingdom.

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

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore support vessels, which tend to follow the level of oil and natural gas exploration and production. Variations from year-to-year in these items are primarily the result of market conditions.

Availability of Cash

At March 31, 2014, the company had $60.4 million in cash and cash equivalents, of which $51.9 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany receivables due from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States including continuing to pay the quarterly dividend. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s credit facilities provide the company, in our opinion, with sufficient liquidity to meet our requirements, including payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments.

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

The company had $300.0 million in term loan borrowings outstanding at March 31, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600.0 million available under the revolver to fund future liquidity needs at March 31, 2014. The company had $125 million of term loan borrowings and $110 million outstanding under the revolver at March 31, 2013.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings.

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at March 31, 2014, is as follows:

(In thousands, except weighted average data)	March 2014	31,
Aggregate debt outstanding	$500,000
Weighted average remaining life in years	9.4
Weighted average coupon rate on notes outstanding	4.86%
Fair value of debt outstanding	520,979

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2014	2013
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	6.6	7.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	168,653	179,802

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2014	2013
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	5.6	6.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	436,254	458,520

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2014 and 2013, is an after-tax loss of $2.4 million ($3.7 million pre-tax), and $2.9 million ($4.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2014	2013
Aggregate debt outstanding	$35,000	175,000
Weighted average remaining life in years	1.3	0.7
Weighted average coupon rate on notes outstanding	4.61%	4.47%
Fair value of debt outstanding	36,018	178,227

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

Troms Offshore Debt

In January 2014, Troms Offshore entered into a new 300 million NOK, 12 year unsecured borrowing agreement which matures in January 2026. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 3.81%). As of March 31, 2014, 300.0 million NOK (approximately $50.0 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. As of March 31, 2014, 178.9 million NOK (approximately $29.8 million) is outstanding under this agreement. In January 2014, the loan was amended to, among other things, change the interest rate to a fixed rate equal to 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 1.50% for a total all-in rate of 5.38%), change the borrower, change the export creditor guarantor, and to replace the vessel security with a company guarantee.

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement a Norwegian Bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. As of March 31, 2014 60.0 million NOK (approximately $10.0 million) is outstanding under these agreements.

Troms Offshore had 60.0 million NOK, or approximately $10.0 million, outstanding in floating rate debt at March 31, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 478.9 million NOK, or $79.9 million, of outstanding fixed rate debt at March 31, 2014, which has an estimated fair value of 477.5 million NOK, or $79.6 million. These estimated fair values are based on Level 2 inputs.

In June 2013, Troms Offshore repaid a 188.9 million NOK loan (approximately $32.5 million), plus accrued interest that was secured with various guarantees and collateral, including a vessel.

During the second quarter of fiscal 2014, the company repaid prior to maturity 500 million Norwegian Kroner (NOK) denominated (approximately $82.1 million) public bonds (plus accrued interest) that had been issued by Troms Offshore in April 2013. The repayment of these bonds, at an average price of approximately 105.0% of par value, resulted in the recognition of a loss on early extinguishment of debt of approximately 26 million NOK (approximately $4.1 million).

For additional disclosure regarding the company’s debt, refer to Note (5) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Interest and Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Interest and debt costs incurred, net of interest capitalized	$43,814	29,745	22,308
Interest costs capitalized	11,497	10,602	14,743
Total interest and debt costs	$55,311	40,347	37,051

Total interest and debt costs incurred during fiscal 2014 were higher than those incurred during fiscal 2013 due to the issuance of $500 million senior notes during fiscal 2014, Norwegian Kroner denominated debt obligations owed by Troms Offshore when it was acquired by the company in June 2013, the funding of approximately $50.0 million in additional NOK denominated notes in January 2014, and higher commitment fees on the unused portion of the company’s credit facilities. Total interest and debt costs incurred during fiscal 2013 were higher than those incurred during fiscal 2012 due to an increase in interest expense related to additional borrowings from the revolving line of credit during fiscal 2013.

Share Repurchases

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for a discussion of the company’s share repurchase programs for the years ended March 31, 2014, 2013 and 2012.

Dividends

Please refer to Item 5, Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, of this Annual Report on Form 10-K for a discussion of the company’s dividends declared for the years ended March 31, 2014, 2013 and 2012.

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the years ended March 31, is as follows:

(In thousands)	2014	Change	2013	Change	2012
Net earnings	$ 140,255	(10,495)	150,750	63,339	87,411
Depreciation and amortization	167,480	20,181	147,299	8,943	138,356
Provision (benefit) for deferred income taxes	(34,709)	(22,976)	(11,733)	12,021	(23,754)
Reversal of liabilities for uncertain tax positions	—	—	—	6,021	(6,021)
Gain on asset dispositions, net	(11,722)	(5,113)	(6,609)	11,048	(17,657)
Goodwill impairment	56,283	56,283	—	(30,932)	30,932
Changes in operating assets and liabilities	(216,512)	(131,560)	(84,952)	(89,609)	4,657
Other non-cash items	3,542	(15,626)	19,168	10,671	8,497
Net cash provided by operating activities	$ 104,617	(109,306)	213,923	(8,498)	222,421

Cash flows from operations decreased $109.3 million, or 51%, to $104.6 million, during fiscal 2014 as compared to $213.9 million during fiscal 2013, due primarily to changes in net operating assets and liabilities; most significantly, an increase in net amounts due from affiliate of $260.7 million. This increase in net amounts due from affiliates for the period ending March 31 2014, is attributable to our Angolan operation, which is included within our Sub-Saharan Africa/Europe segment. Changes in local laws in Angola have resulted in key customers making payments for goods and services into local bank accounts of an unconsolidated affiliate beginning in the third quarter of fiscal 2013 and the deferral of our billing certain customers for vessel charters beginning in the second quarter of fiscal 2014. For additional disclosure regarding the Sonatide Joint Venture, refer to Part 1, Item 1, of this Annual Report on Form 10-K.

The company expects that the currently high working capital levels will normalize over the coming quarters as it adjusts its procedures and contracting arrangements with customers to comply with the new requirements. To date, the company has funded the recent increase in the level of working capital with additional borrowings and other arrangements. It is important, however, for the company and Sonatide to implement new invoicing and remittance processes for onshore and offshore work expeditiously in order to avoid the necessity of continuing to borrow funds to provide for out of the ordinary levels of working capital. As noted under the Sonatide Joint Venture disclosure above, while the execution of the new joint venture agreement has occurred, finalization of a consortium payment scheme or similar arrangement with our partner and our customers remains pending.

Cash flows from operations decreased $8.5 million, or 4%, to $213.9 million, during fiscal 2013 as compared to $222.4 million during fiscal 2012. Decreases in the net change in operating assets and liabilities caused by higher working capital balances in fiscal 2013 versus fiscal 2012 and the impact of the fiscal 2012 goodwill impairment charge as well as an increase in net earnings, a decrease in net gains on asset dispositions (primarily due to a decrease in the number of vessels sold), an increase in depreciation and amortization expense and an increase in other non-cash items related to stock based compensation. Decreases in cash provided by operating assets and liabilities are primarily attributable to increases in trade receivables of $42.8 million as well as increases in other receivables of $38.7 million. Increases to other receivables are primarily attributable to statutory changes in Angola, which require payments to non-domestic companies be processed through local banks and a payment issue relating to a dispute with our previous marketing agent in Nigeria. Both of these issues involve our Sub-Saharan Africa/Europe segment.

Investing Activities

Net cash used in investing activities for the years ended March 31, is as follows:

(In thousands)	2014	Change	2013	Change	2012
Proceeds from sales of assets	$ 51,330	10,490	27,278	(15,571)	42,849
Proceeds from sale/leaseback of assets	270,575	284,137	—	—	—
Additions to properties and equipment	(594,695)	(154,123)	(440,572)	(83,462)	(357,110)
Payments for acquisition, net of cash acquired	(127,737)	(127,737)	—	—	—
Other	(3,158)	(2,965)	(193)	627	(820)
Net cash used in investing activities	$ (403,685)	9,802	(413,487)	(98,406)	(315,081)

Investing activities for fiscal 2014 used $403.7 million of cash, which is primarily attributed to $594.7 million of additions to properties and equipment as well as $127.7 million used in the Troms Offshore acquisition partially offset by $270.6 million in proceeds from the sale/leaseback of vessels. Additions to properties and equipment included $33.2 million in capitalized major repair costs, $523.0 million, for the construction and purchase of offshore support vessels (including $62.7 million for the repurchase of vessels under lease agreements), $32.2 million for ROV’s, and $6.3 million in other properties and equipment purchases.

Investing activities in fiscal 2013 used $413.5 million of cash, which is attributed to $440.6 million of additions to properties and equipment, partially offset by $27.3 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of $38.3 million in capitalized major repair costs, $400.5 million for the construction and purchase of offshore marine vessels, including $17.8 million for the repurchase of vessels under lease agreements, and $1.8 million in other properties and equipment purchases.

Investing activities in in fiscal 2012 used $315.1 million of cash, which is attributed to $357.1 million of additions to properties and equipment partially offset by $42.8 million in proceeds from the sales of assets. Additions to properties and equipment were comprised of $16.5 million in capitalized major repair costs, $336.1 million for the construction and purchase of offshore marine vessels, and $4.5 million in other properties and equipment purchases.

Financing Activities

Net cash provided by (used in) financing activities for the years ended March 31, is as follows:

(In thousands)		2014	Change	2013	Change	2012
Principal payments on debt	$	(1,103,054)	(1,043,054)	(60,000)	(20,000)	(40,000)
Debt borrowings		1,465,362	1,355,362	110,000	(180,000)	290,000
Debt issuance costs		(5,347)	(5,296)	(51)	244	(295)
Proceeds from exercise of stock options		6,863	3,045	3,818	(1,593)	5,411
Cash dividends		(49,816)	(228)	(49,588)	1,673	(51,261)
Excess tax (liability) benefit on stock options exercised		299	21	278	1,468	(1,190)
Cash received from noncontrolling interests		4,551	4,551	—	—	—
Stock repurchases		—	85,034	(85,034)	(50,019)	(35,015)
Net cash provided by (used in) financing activities	$	318,858	399,435	(80,577)	(248,227)	167,650

Financing activities for fiscal 2014 provided $318.9 million of cash, primarily from $362.3 million in net debt financings, which include $500.0 million of funding from the September 2013 senior notes, a $175.0 million increase in a bank term loan and $50.0 million of NOK denominated debt related to a Troms Offshore vessel delivery. The additional debt was used to fund the Troms Offshore acquisition, to repay $140.0 million of 2003 senior notes, to repay $114.6 million of Troms Offshore debt obligations, to fund vessel and ROV construction and purchase commitments, to pay $49.8 million of quarterly common stock dividends of $0.25 per common share and to fund the increase in working capital caused by our Angolan operations. Refer to Item 1 of this Annual Report on Form 10-K for a greater discussion of the company’s Angolan operations.

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

Other Liquidity Matters

Vessel Construction.    With its commitment to modernizing its fleet through its vessel construction and acquisition program since fiscal year 2000, the company is replacing its older fleet of vessels with fewer, larger and more efficient vessels, while also enhancing the size and capabilities of the company’s fleet. These efforts will continue, with the company anticipating that it will use its future operating cash flows, existing borrowing capacity and new borrowings or lease arrangements to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At March 31, 2014, the company had approximately $60.4 million of cash and cash equivalents, of which $51.9 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, there was $600 million of committed credit facilities available to the company at March 31, 2014.

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

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. Some of the disputes may be resolved by high level management meetings between the parties or through a structured mediation. The balance of the claims will need to be resolved through litigation in New York state court. Although formal dispute resolution efforts are currently at an early stage, initial negotiations have thus far failed to resolve the parties’ disputes, and the company has retained New York counsel to represent the company in the mediation and litigation procedures. The escrowed amounts have been included in the cost of the acquired vessels.

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

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $68.4 million as of March 31, 2014). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $65.8 million as of March 31, 2014) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $56.0 million as of March 31, 2014) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $12.3 million as of March 31, 2014) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that they have an import tax liability related to their vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company has imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012 and 2013, against the Brazilian state and has deposited (or, in recent cases, is in the process of depositing) the respective state tax for these newly imported vessels. As of March 31, 2014, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

On December 21, 2012, one of the company’s anchor handling tugs, the NANA TIDE, sunk in shallow waters off the coast of the Democratic Republic of Congo (DRC). The cause of the loss is not known. The vessel was raised and recovered in early February 2014 and is now at a nearby port in the DRC. The NANA TIDE is inoperative and cannot be restored. The company currently intends to tow the vessel to a scrapping facility in a nearby country and to sell the vessel for scrap. The company is presently awaiting permission from DRC authorities to tow the vessel out of the DRC. We have been advised by DRC authorities that they are investigating the sinking and do not wish the vessel to be towed from the DRC pending that investigation. We are currently uncertain as to the nature and timing of that investigation.

In January 2013, the Ministry of the Environment, Nature Conservation, and Tourism, an agency of the DRC with jurisdiction over environmental affairs, delivered a letter requesting that the company pay $0.25 million to the DRC. The request was made as indemnification for alleged environmental damages to the coastal waters of the DRC related to the sinking of the NANA TIDE. There has been no further environmental impact reported, other than the previously reported sheen, from time to time, in the immediate vicinity of the NANA TIDE prior to the vessel being raised.

By letter dated March 24, 2014, and delivered on April 17, 2014, Tidewater received a fine of $1.2 million from the Ministry of Transport for failing to present appropriate authorization for the salvage operations to the Ministry of Transport. We are presently collecting responsive documents and further investigating this issue. The company believes that any such fines or assessments will be covered by insurance policies maintained by the company.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Information related to various commitments and contingencies, including legal proceedings, is disclosed in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Tidewater Marine International Inc. (TMII), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (DPA). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for a period of three years and seven days from the date of judicial approval of the DPA, in return for the satisfaction of a number of conditions. The DPA expired on November 11, 2013, and on November 26, 2013, a U.S. District Judge for the Southern District of Texas entered an Order dismissing (with prejudice) all criminal charges.

Contractual Obligations and Contingent Commitments

Contractual Obligations

The following table summarizes the company’s consolidated contractual obligations as of March 31, 2014 and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods.

(In thousands)	Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	More Than 5 Years

Term loan	$300,000	—	—	—	—	300,000	—

Term loan interest	21,313	5,019	5,019	5,019	5,019	1,237	—

September 2013 senior notes	500,000	—	—	—	—	—	500,000

September 2013 senior notes interest	232,461	24,318	24,318	24,318	24,318	24,318	110,871

August 2011 senior notes	165,000	—	—	—	—	50,000	115,000

August 2011 senior notes interest	45,813	7,301	7,301	7,301	7,301	5,271	11,338

September 2010 senior notes	425,000	—	42,500	—	69,500	50,000	263,000

September 2010 senior notes interest	104,755	18,041	17,693	16,647	15,967	13,406	23,001

July 2003 senior notes	35,000	—	35,000	—	—	—	—

July 2003 senior notes interest	2,151	1,613	538	—	—	—	—

Troms NOK denominated debt	89,870	9,511	10,346	7,011	7,011	7,011	48,980

Troms NOK denominated debt interest	21,315	3,790	3,306	2,961	2,650	2,338	6,270

Uncertain tax positions (A)	18,008	8,631	2,534	2,326	1,882	1,973	662

Operating leases	22,284	7,981	3,890	1,763	1,578	1,431	5,641

Bareboat charter leases	179,109	22,524	22,158	20,879	23,485	24,800	65,263

Purchase obligations-other	5,476	5,476	—	—	—	—	—

Vessel construction obligations	573,540	368,611	192,798	12,131	—	—	—

Pension and post-retirement obligations	76,906	6,369	6,693	6,998	7,333	7,640	41,873

Total obligations	$2,818,001	489,185	374,094	107,354	166,044	489,425	1,191,899

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

Letters of Credit and Surety Bonds

In the ordinary course of business, the company had other commitments that the company is contractually obligated to fulfill with cash should the obligations be called. These obligations include standby letters of credit, surety bonds and performance bonds that guarantee our performance as it relates to our vessel contracts, insurance, customs and other obligations in various jurisdictions. While these obligations are not normally called, the obligation could be called by the beneficiaries at any time before the expiration date should the company breach certain contractual and/or performance or payment obligations. As of March 31, 2014, the company had $46.6 million of outstanding standby letters of credit, surety bonds and performance bonds. These obligations are geographically concentrated in Nigeria and Mexico.

Off-Balance Sheet Arrangements

Fiscal 2014 Sale/Leasebacks

In March of 2014, the company sold four vessels to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchasers. The sale/leaseback transactions resulted in proceeds to the company of $63.3 million and deferred gains totaling $30.5 million. The aggregate carrying value of the four vessels was $32.8 million at their respective dates of sale. Two of the vessel leases are for seven years and will expire in March 2021, and the other two leases are for ten years and will expire in March 2024. Under the sale/leaseback agreements which expire in March 2021, the company has the right to re-acquire the vessels at approximately 59% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates. Under the two sale/leaseback agreements which expire in March 2024, the company has the right to re-acquire the vessels at the end of the ninth year for approximately 53% of the original sales price, re-acquire the vessel at the end of the lease term at its then fair market value or deliver the vessel to the owner at the end of the lease term.

During the third quarter of fiscal 2014, the company sold four vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. The sale/leaseback transactions resulted in proceeds to the company of $141.9 million and deferred gains totaling $36.2 million. The aggregate carrying value of the four vessels was $105.7 million at their respective dates of sale. The leases on three of the vessels will expire in the quarter ending December 2020, and the fourth lease expires in December 2022. Under the sale/leaseback agreements which expire during the quarter ending December 2020, the company has the right to re-acquire the vessels at values ranging from 59% to 62% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates. Under the sale/leaseback agreement which expires in December 2022, the company has the right to re-acquire the vessel at the end of the sixth year for $43.6 million or at the end of the eighth year for $34.5 million, re-acquire the vessel at the end of the lease term at its then fair market value or deliver the vessel to the owner at the end of the lease term and pay a return fee of $2.9 million.

In September 2013, the company sold two vessels to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transactions, which expire in September 2020, resulted in proceeds to the company of $65.6 million and a deferred gain of $31.3 million. The aggregate carrying value of the two vessels was $34.3 million at the dates of sale. Under each September 2013 sale/leaseback agreement, the company has the right to either re-acquire the two vessels at approximately 55% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates.

The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the respective lease term. The deferred gains are amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessel would reduce the vessels’ stated cost if the company elected to exercise the purchase options.

Fiscal 2010 Sale/Leaseback

In June and July 2009, the company sold six vessels to unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers.

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

During the fourth quarter of fiscal 2014, the company elected to repurchase all six vessels from their respective lessors for an aggregate price of $78.8 million. Three of these were subsequently sold and leased back in March 2014. The carrying value of these purchased vessels has been reduced by the previously unrecognized deferred gain of $39.6 million. Refer to “Fiscal 2014 Sale/Leasebacks” above.

Fiscal 2006 Sale/Leaseback

In March 2006, the company entered into agreements to sell five of its vessels that were under construction at the time to an unrelated third party, for $76.5 million and simultaneously entered into bareboat charter agreements with the same unrelated third party upon the vessels’ delivery to the market. Construction on these five vessels was completed at various times between March 2006 and March 2008, at which time the company sold the respective vessels and simultaneously entered into bareboat charter agreements.

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

The company may purchase each of the vessels at their fixed amortized values, as outlined in the bareboat charter agreements, at the end of the fifth year, and again at the end of the seventh year, from the commencement dates of the respective charter agreements. The company may also purchase each of the vessels at a mutually agreed upon price at any time during the lease term. In September 2012, the company elected to repurchase one of its leased vessels from the lessor for $8.8 million. During October 2012, the company repurchased a second leased vessel, for $8.4 million. In March 2014, the company repurchased a third and fourth leased vessel for a total cost of $22.8 million.

Future Minimum Lease Payments

As of March 31, 2014, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2014 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
2015	$20,879	1,645	22,524
2016	20,879	1,279	22,158
2017	20,879	—	20,879
2018	23,485	—	23,485
2019	24,800	—	24,800
2020 and Thereafter	65,263	—	65,263
Total future lease payments	$176,185	2,924	179,109

The operating lease expense on these bareboat charter arrangements for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Vessel operating leases	$21,910	16,837	17,967

For more disclosure on the company’s sale-leaseback arrangement refer to Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Application of Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures and disclosures of any contingent assets and liabilities at the date of the financial statements. We evaluate the reasonableness of these estimates and assumptions continually based on a combination of historical experience and other assumptions and information that comes to our attention that may vary the outlook for the future. Estimates and assumptions about future events and their effects are subject to uncertainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as the business environment in which we operate changes. As a result, actual results may differ from estimates under different assumptions.

We suggest that the company’s Nature of Operations and Summary of Significant Accounting Policies, as described in Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, be read in conjunction with this Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have defined a critical accounting estimate as one that is important to the portrayal of our financial condition or results of operations and requires us to make difficult, subjective or complex judgments or estimates about matters that are uncertain. The company believes the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of the company’s consolidated financial statements are described below. There are other items within our consolidated financial statements that require estimation and judgment, but they are not deemed critical as defined above.

Revenue Recognition

Our primary source of revenue is derived from time charter contracts of our vessels on a rate per day of service basis; therefore, vessel revenues are recognized on a daily basis throughout the contract period. These time charter contracts are generally either on a term basis (generally three months to three years) or on a “spot” basis. The base rate of hire for a term contract is generally a fixed rate; provided, however, that term contracts at times include escalation clauses to recover increases in specific costs. A spot contract is a short-term agreement to provide offshore marine services to a customer for a specific short-term job. Spot contract terms generally range from one day to three months. Vessel revenues are recognized on a daily basis throughout the contract period. There are no material differences in the costs structure of the company’s contracts based on whether the contracts are spot or term, for the operating costs are generally the same without regard to the length of a contract.

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

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired. The company has the option of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. In the event that a qualitative assessment indicates that the fair value of a reporting unit exceeds its carrying value, the two step impairment test is not necessary. If, however, the assessment of qualitative factors indicates otherwise, the standard two-step method for evaluating goodwill for impairment as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Other must be performed. Step one involves comparing the estimated fair value of the reporting unit to its carrying amount. The estimated fair value of the reporting unit is determined by discounting the projected future operating cash flows for the remaining average useful life of the assets within the reporting units by the company’s estimated weighted average cost of capital. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. Impairment is deemed to exist if the implied fair value of the reporting unit goodwill is less than the respective carrying value of the reporting unit goodwill, and in such case, an impairment loss would be recognized equal to the difference. There are many assumptions and estimates underlying the determination of the fair value of each reporting unit, such as, future expected utilization and average day rates for the vessels, vessel additions and attrition, operating expenses and tax rates. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce a materially different result.

At March 31, 2014, the company’s goodwill balance represented 6% of total assets and 11% of stockholders’ equity. Interim testing is performed if events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Examples of events or circumstances that might give rise to interim goodwill impairment testing include prolonged adverse industry or economic changes; significant business interruption due to political unrest or terrorism; unanticipated competition that has the potential to dramatically reduce the company’s earning potential; legal issues; or the loss of key personnel.

The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2013 and determined that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. The Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region. In recent years, the company has both disposed of older vessels that previously worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350, goodwill is not reallocated among the segments based on vessel movements. A goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

During the year ended March 31, 2014, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

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

The primary estimates and assumptions used in reviewing active vessel groups for impairment include utilization rates, average dayrates, and average daily operating expenses. These estimates are made based on recent actual trends in utilization, dayrates and operating costs and reflect management’s best estimate of expected market conditions during the period of future cash flows. These assumptions and estimates have changed considerably as market conditions have changed, and they are reasonably likely to continue to change as market conditions change in the future. Although the company believes its assumptions and estimates are reasonable, deviations from the assumptions and estimates could produce materially different results. Management estimates may vary considerably from actual outcomes due to future adverse market conditions or poor operating results that could result in the inability to recover the current carrying value of an asset group, thereby possibly requiring an impairment charge in the future. As the company’s fleet continues to age, management closely monitors the estimates and assumptions used in the impairment analysis in order to properly identify evolving trends and changes in market conditions that could impact the results of the impairment evaluation.

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

Drydocking Costs

The company expenses maintenance and repair costs as incurred during the asset’s original estimated useful life (its original depreciable life). Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major vessel modifications are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require certification inspections twice in every five year period, and the company schedules major repairs and maintenance, including time the vessel will be in a dry dock, when it is anticipated that the work can be performed. While the actual length of time between drydockings and major repairs and maintenance can vary, in the case of major repairs incurred after a vessel’s original estimated useful life, we use a 30 month amortization period for these costs as an average time between the required certifications. The company’s net earnings can fluctuate quarter to quarter due to the timing of scheduled drydockings.

Accrued Property and Liability Losses

The company self-insures a portion of potential hull damage and personal injury claims that may arise in the normal course of business. We are exposed to insurance risks related to the company’s reinsurance contracts with various insurance entities. The reinsurance recoverable amount can vary depending on the size of a loss. The exact amount of the reinsurance recoverable is not known until losses are settled. The company estimates the reinsurance recoverable amount we expect to receive and utilizes third party actuaries to estimate losses for claims that have occurred but have not been reported or not fully developed. Reinsurance recoverable balances are monitored regularly for possible reinsurance exposure and we record adequate provisions for doubtful reinsurance receivables. It is the company’s opinion that its accounts and reinsurance receivables have no impairment other than that for which provisions have been made.

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

New Accounting Pronouncements

For information regarding the effect of new accounting pronouncements, refer to Note (1) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Revolving Credit and Term Loan Agreement

Please refer to the “Liquidity, Capital Resources and Other Matters” section of Item 7 of this Annual Report on Form 10-K for a discussion on the company’s revolving credit and term loan agreement and required cash payments for our indebtedness.

At March 31, 2014, the company had a $300 million term loan outstanding. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable Eurodollar rates plus a margin based on leverage, which together currently approximate 1.65% percent (1.5% margin plus 0.15% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the term loan at March 31, 2014 would change the company’s interest costs by approximately $3.0 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of Item 7 of this Annual Report on Form 10-K for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at March 31, 2014 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of March 31, 2014, would change with a 100 basis-point increase or decrease in market interest rates.

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$500,000	520,979	483,983	561,558
August 2011	165,000	168,653	159,511	178,431
September 2010	425,000	436,254	415,560	458,642
July 2003	35,000	36,018	35,557	36,487
Total	$1,125,000	1,161,904	1,094,611	1,235,118

Troms Offshore Debt

Troms Offshore has 60.0 million NOK, or approximately $10.0 million, outstanding in floating rate debt at March 31, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has 478.9 million NOK, or $ 79.9 million, of outstanding fixed rate debt at March 31, 2014. The following table discloses the estimated fair value of the fixed rate Troms Offshore notes, as of March 31, 2014, and how the estimated fair value would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$79,865	79,633	75,907	83,645

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

Derivatives

The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million. The spot contracts settled by April 2, 2014. The company did not have any spot contracts outstanding at March 31, 2013.

At March 31, 2014, the company did not have any forward contracts outstanding.

At March 31, 2013, the company had three British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (11) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K and elsewhere in this document. The forward contracts have expiration dates between June 20, 2013 and December 18, 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange loss during the fiscal year ended March 31, 2013, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings on a quarterly basis.

Other

Due to the company’s international operations, the company is exposed to foreign currency exchange rate fluctuations and exchange rate risks on all charter hire contracts denominated in foreign currencies. For some of our international contracts, a portion of the revenue and local expenses are incurred in local currencies with the result that the company is at risk of changes in the exchange rates between the U.S. dollar and foreign currencies. We generally do not hedge against any foreign currency rate fluctuations associated with foreign currency contracts that arise in the normal course of business, which exposes us to the risk of exchange rate losses. To minimize the financial impact of these items the company attempts to contract a significant majority of its services in U.S. dollars. In addition, the company attempts to minimize its financial impact of these risks by matching the currency of the company’s operating costs with the currency of the revenue streams when considered appropriate. The company continually monitors the currency exchange risks associated with all contracts not denominated in U.S. dollars. Discussions related to the company’s Venezuelan operations are disclosed in the “Liquidity, Capital Resources and Other Matters” section of this Item 7 and in Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

For additional disclosure on the company’s currency exchange risk, including a discussion on the company’s Venezuelan operations, refer to Note (12) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. For additional disclosure on the company’s derivative financial instruments refer to Note (13) of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

As of the end of the period covered by this annual report, we have evaluated, under the supervision and with the participation of the company’s management, including the company’s Chairman of the Board, President and Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended). Based on that evaluation, the company’s Chairman of the Board, President and Chief Executive Officer, along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be disclosed in the reports the company files and submits under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

Management’s assessment of the effectiveness of the company’s internal control over financial reporting is discussed in “Management’s Report on Internal Control Over Financial Reporting” which is included in Item 15of this Annual Report on Form 10-K and appears on page F-2.

Audit Report of Deloitte & Touche LLP

Our independent registered public accounting firm has issued an audit report on the company’s internal control over financial reporting. This report is also included in Item 15 of this Annual Report on Form 10-K and appears on page F-3.

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2014

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2014.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of March 31, 2014 about the company’s equity compensation plans under which shares of common stock of the company are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)		Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)

Equity compensation plans approved by stockholders	1,370,056		$47.51	99,249	(1)
Equity compensation plans not approved by stockholders	—		—	—

Balance at March 31, 2014	1,370,056	(2)	$47.51	99,249

(1)

As of March 31, 2014, all such remaining shares are issuable as stock options or restricted stock or other stock-based awards under the company’s 2009 Stock Incentive Plan and 2006 Stock Incentive Plan.

(2)

If the exercise of these outstanding options and issuance of additional common shares had occurred as of March 31, 2014, these shares would represent 2.7% of the then total outstanding common shares of the company.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2014.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to March 31, 2014.

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

3.2	Amended and Restated Bylaws of Tidewater Inc. dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

4.1

Note Purchase Agreement, dated July 1, 2003, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-6311).

4.2

Note Purchase Agreement, dated September 9, 2010, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on September 15, 2010, File No. 1-6311).

4.3

Note Purchase Agreement, dated September 30, 2013, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on October 3, 2013, File No. 1-6311).

10.1

Fourth Amended and Restated Credit Agreement, dated June 21, 2013, among Tidewater Inc. and its domestic subsidiaries, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, Wells Fargo Bank, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., DNB Bank ASA, New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BBVA Compass, Sovereign Bank, N.A., Regions Bank, and U.S. Bank National Association, as Co-Documentation Agents, and the lenders party thereto (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on June 25, 2013, File No. 1-6311).

10.2

Series A and B Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

10.3

Series C Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

10.4+

Tidewater Inc. 2001 Stock Incentive Plan effective November 21, 2001 (filed with the Commission as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

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

10.10+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.15 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.11+	Tidewater Inc. 2006 Stock Incentive Plan effective July 20, 2006 (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on March 27, 2007, File No. 1-6311).

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

10.14+

Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan effective November 15, 2012 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-6311).

10.15+

Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Quinn P. Fanning effective as of July 30, 2008 (filed with the Commission as Exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.16+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan applicable to 2009 grants (filed with the Commission as Exhibit 10.19 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.17+

Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. amended through March 31, 2005 (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

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

10.21+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2014 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-6311).

10.22+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2014 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-6311).

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

10.27+

Amendment Number One to the Tidewater Employees’ Supplemental Savings Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.28+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.29*+	Summary of Compensation Arrangements with Directors.

10.30+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

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

10.35+	Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.36+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on December 15, 2009, File No. 1-6311).

10.37+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.38+

Form of Restricted Stock Agreement for the grant of Restricted Stock under the Tidewater Inc. 2009 Stock Incentive Plan and Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.42 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

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

10.43+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2012 and 2013 awards) (filed with the Commission as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.44*+	Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2014 awards).

10.45+

Retirement and Non-Executive Chairman Agreement between Tidewater Inc. and Dean E. Taylor (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on April 20, 2012, File No. 1-6311).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 21, 2014.

TIDEWATER INC.
(Registrant)

By:	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 21, 2014.

/s/ Jeffrey M. Platt	/s/ Quinn P. Fanning
Jeffrey M. Platt, President, Chief Executive Officer and Director	Quinn P. Fanning, Executive Vice President and Chief Financial Officer

/s/ Craig J. Demarest	/s/ Morris E. Foster
Craig J. Demarest, Vice President, Principal Accounting Officer and Controller	Morris E. Foster, Director

/s/ Richard A. Pattarozzi	/s/ Richard T. du Moulin
Richard A. Pattarozzi, Chairman of the Board of Directors	Richard T. du Moulin, Director

/s/ Robert L. Potter	/s/ Dean E. Taylor
Robert L. Potter, Director	Dean E. Taylor, Director

/s/ J. Wayne Leonard	/s/ Jack E. Thompson
J. Wayne Leonard, Director	Jack E. Thompson, Director

/s/ Nicholas J. Sutton	/s/ M. Jay Allison
Nicholas J. Sutton, Director	M. Jay Allison, Director

/s/ James C. Day	/s/ Cindy B. Taylor
James C. Day, Director	Cindy B. Taylor, Director

TIDEWATER INC.

Annual Report on Form 10-K

Items 8, 15(a), and 15(c)

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the related notes.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The company’s internal control system was designed to provide reasonable assurance to the company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on our assessment we believe that, as of March 31, 2014, the company’s internal control over financial reporting is effective based on those criteria.

Deloitte & Touche LLP, the company’s registered public accounting firm that audited the company’s financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the company’s internal control over financial reporting as of March 31, 2014, which appears on page F-3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the internal control over financial reporting of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2014 of the Company and our report dated May 21, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have audited the accompanying consolidated balance sheets of Tidewater Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tidewater Inc. and subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

May 21, 2014

TIDEWATER INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and 2013
(In thousands, except share and par value data)
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$60,359	40,569
Trade and other receivables, less allowance for doubtful accounts of $35,737 in 2014 and $46,332 in 2013	252,421	274,512
Due from Affiliate	429,450	118,926
Marine operating supplies	57,392	62,348
Other current assets	20,587	11,735
Total current assets	820,209	508,090
Investments in, at equity, and advances to unconsolidated companies	63,928	46,047
Properties and equipment:
Vessels and related equipment	4,521,102	4,250,169
Other properties and equipment	97,714	83,779
	4,618,816	4,333,948
Less accumulated depreciation and amortization	997,208	1,144,129
Net properties and equipment	3,621,608	3,189,819
Goodwill	283,699	297,822
Other assets	96,385	126,277
Total assets	$4,885,829	4,168,055

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,515	59,371
Accrued expenses	157,302	127,012
Due to Affiliate	86,154	36,305
Accrued property and liability losses	3,631	4,133
Current portion of long-term debt	9,512	—
Other current liabilities	70,567	39,808
Total current liabilities	401,681	266,629
Long-term debt	1,505,358	1,000,000
Deferred income taxes	108,929	189,763
Accrued property and liability losses	5,286	10,833
Other liabilities and deferred credits	179,204	139,074

Commitments and Contingencies (Note 12)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,730,442 shares at March 31, 2014 and 49,485,832 shares at March 31, 2013	4,973	4,949
Additional paid-in capital	142,381	119,975
Retained earnings	2,544,255	2,453,973
Accumulated other comprehensive loss	(12,225)	(17,141)
Total stockholders’ equity	2,679,384	2,561,756
Non controlling interests	5,987	—
Total equity	2,685,371	2,561,756
Total liabilities and equity	$4,885,829	4,168,055

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended March 31, 2014, 2013, and 2012
(In thousands, except share and per share data)	2014	2013	2012
Revenues:
Vessel revenues	$1,418,461	1,229,998	1,060,468
Other operating revenues	16,642	14,167	6,539
	1,435,103	1,244,165	1,067,007
Costs and expenses:
Vessel operating costs	795,890	692,581	620,170
Costs of other operating revenues	15,745	12,216	7,115
General and administrative	187,976	175,609	156,570
Vessel operating leases	21,910	16,837	17,967
Depreciation and amortization	167,480	147,299	138,356
Gain on asset dispositions, net	(11,722)	(6,609)	(17,657)
Goodwill impairment	56,283	—	30,932
	1,233,562	1,037,933	953,453
Operating income	201,541	206,232	113,554
Other income (expenses):
Foreign exchange gain	1,541	3,011	3,309
Equity in net earnings of unconsolidated companies	15,801	12,189	13,041
Interest income and other, net	2,123	3,476	3,440
Loss on early extinguishment of debt	(4,144)	—	—
Interest and other debt costs, net	(43,814)	(29,745)	(22,308)
	(28,493)	(11,069)	(2,518)
Earnings before income taxes	173,048	195,163	111,036
Income tax expense	32,793	44,413	23,625
Net earnings	$140,255	150,750	87,411

Basic earnings per common share	$2.84	3.04	1.71

Diluted earnings per common share	$2.82	3.03	1.70

Weighted average common shares outstanding	49,392,749	49,550,391	51,165,460
Dilutive effect of stock options and restricted stock	287,365	183,649	264,107
Adjusted weighted average common shares	49,680,114	49,734,040	51,429,567

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	2014	2013	2012
Net earnings	$140,255	150,750	87,411
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities, net of tax of $115, ($200) and ($146), respectively	213	(372)	(272)
Amortization of loss on derivative contract, net of tax of $251, $251 and $251, respectively	466	466	467
Change in supplemental executive retirement plan pension liability, net of tax of $409, $1,306 and ($693) respectively	760	2,427	(1,288)
Change in Pension Plan minimum liability, net of tax of $763, ($290) and $481, respectively	1,417	(539)	894
Change in Other Benefit Plan minimum liability, net of tax of $1,109, $111 and ($510), respectively	2,060	207	(947)
Total comprehensive income	$145,171	152,939	86,265

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended March 31, 2014, 2013 and 2012
(In thousands)
	Common stock	Additional paid- in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total
Balance at March 31, 2011	$5,188	90,204	2,436,736	(18,184)	—	2,513,944
Total comprehensive income	—	—	87,411	(1,146)	—	86,265
Stock option activity	14	8,100	—	—	—	8,114
Cash dividends declared ($1.00 per share)	—	—	(51,370)	—	—	(51,370)
Retirement of common stock	(74)	—	(34,941)	—	—	(35,015)
Amortization of restricted stock units	—	272	—	—	—	272
Amortization/cancellation of restricted stock	(3)	4,150	—	—	—	4,147
Balance at March 31, 2012	$5,125	102,726	2,437,836	(19,330)	—	2,526,357
Total comprehensive income	—	—	150,750	2,189	—	152,939
Stock option activity	14	6,131	—	—	—	6,145
Cash dividends declared ($1.00 per share)	—	—	(49,766)	—	—	(49,766)
Retirement of common stock	(187)	—	(84,847)	—	—	(85,034)
Amortization of restricted stock units	6	6,705	—	—	—	6,711
Amortization/cancellation of restricted stock	(9)	4,413	—	—	—	4,404
Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	—	2,561,756
Total comprehensive income	—	—	140,255	4,916	—	145,171
Stock option activity	20	9,445	—	—	—	9,465
Cash dividends declared ($1.00 per share)	—	—	(49,973)	—	—	(49,973)
Amortization of restricted stock units	10	9,923	—	—	—	9,933
Amortization/cancellation of restricted stock	(6)	3,038	—	—	—	3,032
Non controlling interests	—	—	—	—	5,987	5,987
Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371

See accompanying Notes to Consolidated Financial Statements.

TIDEWATER INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended March 31, 2014, 2013 and 2012
(In thousands)	2014	2013	2012
Operating activities:
Net earnings	$ 140,255	150,750	87,411
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	167,480	147,299	138,356
Benefit for deferred income taxes	(34,709)	(11,733)	(23,754)
Reversal of liabilities for uncertain tax positions	—	—	(6,021)
Gain on asset dispositions, net	(11,722)	(6,609)	(17,657)
Goodwill impairment	56,283	—	30,932
Equity in earnings of unconsolidated companies, net of dividends	(15,801)	30	(7,033)
Compensation expense – stock based	19,642	19,416	14,340
Excess tax (benefit) liability on stock options exercised	(299)	(278)	1,190
Changes in assets and liabilities, net:
Trade and other receivables	13,485	(38,438)	(33,650)
Due from affiliate	(310,524)	(44,012)	(4,365)
Marine operating supplies	5,715	(8,498)	(3,102)
Other current assets	(7,600)	(1,663)	140
Accounts payable	(1,395)	(5,888)	(2,423)
Accrued expenses	34,458	9,098	(680)
Due to affiliate	49,849	(12,065)	29,010
Accrued property and liability losses	(429)	497	(210)
Other current liabilities	10,373	4,846	8,700
Other liabilities and deferred credits	(11,842)	822	7,947
Other, net	1,398	10,349	3,290
Net cash provided by operating activities	104,617	213,923	222,421
Cash flows from investing activities:
Proceeds from sales of assets	51,330	27,278	42,849
Proceeds from sale/leaseback of assets	270,575	—	—
Additions to properties and equipment	(594,695)	(440,572)	(357,110)
Payments for acquisition, net of cash acquired	(127,737)	—	—
Other	(3,158)	(193)	(820)
Net cash used in investing activities	(403,685)	(413,487)	(315,081)
Cash flows from financing activities:
Debt issuance costs	(5,347)	(51)	(295)
Principal payments on long-term debt	(1,103,054)	(60,000)	(40,000)
Debt borrowings	1,465,362	110,000	290,000
Proceeds from exercise of stock options	6,863	3,818	5,411
Cash dividends	(49,816)	(49,588)	(51,261)
Excess tax benefit (liability) on stock options exercised	299	278	(1,190)
Cash contributions from noncontrolling interests	4,551	—	—
Stock repurchases	—	(85,034)	(35,015)
Net cash (used in) provided by financing activities	318,858	(80,577)	167,650
Net change in cash and cash equivalents	19,790	(280,141)	74,990
Cash and cash equivalents at beginning of year	40,569	320,710	245,720
Cash and cash equivalents at end of year	$ 60,359	40,569	320,710

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$ 45,687	38,045	36,839
Interest, net of amounts capitalized	$ 34,190	27,443	22,096
Income taxes	$ 59,266	54,722	49,332
Supplemental disclosure of noncash investing activities:
Additions to properties and equipment	$ 5,751	12,010	10,850

See accompanying Notes to Consolidated Financial Statements.

(1)	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Maintenance and Repairs

Maintenance and repairs (including major repair costs) are expensed as incurred during the asset’s original estimated useful life (its original depreciable life). Major repair costs incurred after the original estimated depreciable life that also have the effect of extending the useful life (for example, the complete overhaul of main engines, the replacement of mechanical components, or the replacement of steel in the vessel’s hull) of the asset are capitalized and amortized over 30 months. Vessel modifications that are performed for a specific customer contract are capitalized and amortized over the firm contract term. Major modifications to equipment that are being performed not only for a specific customer contract are capitalized and amortized over the remaining life of the equipment. The majority of the company’s vessels require certification inspections twice in every five year period, and the company schedules major repairs and maintenance, including time the vessel will be in a dry dock, when it is anticipated that the work can be performed. While the actual length of time between major repairs and maintenance and drydockings can vary, in the case of major repairs incurred after a vessel’s original estimated useful life, we use a 30 month amortization period for depreciating the capitalized costs of these major repairs and maintenance and drydockings.

Net Properties and Equipment

The following is a summary of net properties and equipment at March 31:

	2014		2013
	Number Of Vessels	Carrying Value	Number Of Vessels	Carrying Value
		(In thousands)		(In thousands)

Vessels in active service	257	$3,281,391	256	$2,882,908
Stacked vessels	15	9,743	51	30,084
Vessels withdrawn from service	—	—	2	633
Marine equipment and other assets under construction		268,189		239,287
Other property and equipment (A)		62,285		36,907
Totals	272	$3,621,608	309	$3,189,819

(A)	Other property and equipment includes six remotely operated vehicles the company took delivery of in fiscal 2014.

The company considers a vessel to be stacked if the vessel crew is disembarked and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are added to this list when market conditions warrant and they are removed from this list when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. Stacked vessels at March 31, 2014 and 2013 have an average age of 32.2 and 31.5 years, respectively. A vast majority of vessels stacked at March 31, 2014 are currently being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service represent those vessels that are not included in the company’s utilization statistics. There are no vessels withdrawn from service at March 31, 2014. Two vessels withdrawn from service at March 31, 2013 had an average age of 32.5 years.

All vessels are classified in the company’s consolidated balance sheets in Properties and Equipment. No vessels are classified as held for sale because no vessel meets the criteria. Stacked vessels and vessels withdrawn from service are reviewed for impairment semiannually or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable.

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

The company estimates cash flows based upon historical data adjusted for the company’s best estimate of expected future market performance, which, in turn, is based on industry trends. If an asset group fails the undiscounted cash flow test, the company uses the discounted cash flow method to determine the estimated fair value of each asset group and compares such estimated fair value (considered Level 3), as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 360 Impairment or Disposal of Long-lived Assets, to the carrying value of each asset group in order to determine if impairment exists. If impairment exists, the carrying value of the asset group is reduced to its estimated fair value.

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

In addition to the periodic review of its active long-lived assets for impairment when circumstances warrant, the company also performs a review of its stacked vessels and vessels withdrawn from service every six months or whenever changes in circumstances indicate that the carrying amount of a vessel may not be recoverable. Management estimates each stacked vessel’s fair value by considering items such as the vessel’s age, length of time stacked, likelihood of a return to active service, actual recent sales of similar vessels, among others. In certain situations we obtain an estimate of the fair value of the stacked vessel from third-party appraisers or brokers. The company records an impairment charge when the carrying value of a vessel withdrawn from service or a stacked vessel exceeds its estimated fair value. The estimates of fair value of stacked vessels are also subject to significant variability, are sensitive to changes in market conditions, and are reasonably likely to change in the future. The company has consistently recorded modest gains on the sale of stacked vessels. Refer to Note (13) for a discussion on asset impairments.

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of companies acquired. Goodwill primarily relates to the fiscal 1998 acquisition of O.I.L. Ltd. and the fiscal 2014 acquisition of Troms Offshore. The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired. The company has the option of assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit exceeds its carrying amount. In the event that a qualitative assessment indicates that the fair value of a reporting unit exceeds its carrying value the two step impairment test is not necessary. If, however, the assessment of qualitative factors indicates otherwise, the standard two-step method for evaluating goodwill for impairment as prescribed by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 350, Intangibles-Goodwill and Other must be performed. Step one involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

During the year ended March 31, 2014, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment. The company performed its annual goodwill impairment assessment as of December 31, 2013 and recorded a goodwill impairment charge of $56.3 million related to the Asia/Pacific segment. Refer to Note (16) for a complete discussion of Goodwill.

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

(In thousands)	2014	2013
Accrued property and liability losses	$8,917	14,966

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

Net periodic benefit costs are based on a market-related valuation of assets equal to the fair value of assets. For the long-term rate of return, assumptions are developed regarding the expected rate of return on plan assets based on historical experience and projected long-term investment returns, which consider the plan’s target asset allocation and long-term asset class return expectations. Assumptions for the discount rate use the equivalent single discount rate based on discounting expected plan benefit cash flows using the Mercer Bond Index Curve. For the projected compensation trend rate, short-term and long-term compensation expectations for participants, including salary increases and performance bonus payments are considered. For the health care cost trend rate for other postretirement benefits, assumptions are established for health care cost trends, applying an initial trend rate that reflects recent historical experience and broader national statistics with an ultimate trend rate that assumes that the portion of gross domestic product devoted to health care eventually becomes constant. Refer to Note (6) for a complete discussion on compensation – retirement benefits.

Income Taxes

Income taxes are accounted for in accordance with the provisions of ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred taxes are not provided on undistributed earnings of certain non-U.S. subsidiaries and business ventures because the company considers those earnings to be permanently invested abroad. Refer to Note (4) for a complete discussion on income taxes.

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

Foreign Currency Translation

The U.S. dollar is the functional currency for all of the company’s existing international operations, as transactions in these operations are predominately denominated in U.S. dollars. Foreign currency exchange gains and losses from the revaluation of the company’s foreign currency denominated monetary assets and liabilities are included in the consolidated statements of earnings.

Earnings Per Share

The company follows ASC 260, Earnings Per Share and reports both basic earnings per share and diluted earnings per share. The calculation of basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Dilutive earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Diluted earnings per share includes the dilutive effect of stock options and restricted stock grants (both time and performance based) awarded as part of the company’s share-based compensation and incentive plans. Per share amounts disclosed in these Notes to Consolidated Financial Statements, unless otherwise indicated, are on a diluted basis. Refer to Note 10, Earnings Per Share.

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

Stock-Based Compensation

The company follows ASC 718, Compensation – Stock Compensation, for the expensing of stock options and other share-based payments. This topic requires that stock-based compensation transactions be accounted for using a fair-value-based method. The company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. Refer to Note (8) for a complete discussion on stock-based compensation.

Comprehensive Income

The company reports total comprehensive income and its components in the financial statements in accordance with ASC 220, Comprehensive Income. Total comprehensive income represents the net change in stockholders’ equity during a period from sources other than transactions with stockholders and, as such, includes net earnings. For the company, accumulated other comprehensive income is comprised of unrealized gains and losses on available-for-sale securities and derivative financial instruments, currency translation adjustment and any minimum pension liability for the company’s U.S. Defined Benefits Pension Plan and Supplemental Executive Retirement Plan. Refer to Note (9) for a complete discussion on comprehensive income.

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

Troms Offshore Supply AS

On June 4, 2013, the company, through a subsidiary, acquired Troms Offshore Supply AS, a Norwegian company (Troms Offshore). At the time of the acquisition, Troms Offshore owned four deepwater PSVs, and had two additional deepwater PSVs under construction, one of which was delivered shortly after the acquisition and the other delivered in January 2014. The purchase price (not including transaction costs) consisted of a $150.0 million cash payment to the shareholders of Troms Offshore and the assumption of approximately $261.3 million of combined Troms Offshore obligations, comprised of net interest-bearing debt and the remaining installment payments due on vessels under construction. The company has performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $42.2 million of goodwill, all of which was allocated to our Sub-Saharan Africa/Europe segment.

The following table summarizes the allocation of the purchase price for the acquisition of Troms Offshore:

(In thousands)
Cash	$22,263
Trade receivables and other current assets	9,816
Vessels	245,605
Goodwill	42,160
Payable and other liabilities	(13,020)
Notes payable	(156,824)
Total purchase price	$150,000

The effect of the acquisition on pro forma results of operations and the condensed consolidated statement of operations for the years ended March 31, 2014 and 2013 are immaterial and therefore not presented.

(3)	INVESTMENT IN UNCONSOLIDATED COMPANIES

Investments in unconsolidated affiliates, generally 50% or less owned partnerships and corporations, are accounted for by the equity method. Under the equity method, the assets and liabilities of the unconsolidated joint venture companies are not consolidated in the company’s consolidated balance sheet.

Investments in, at equity, and advances to unconsolidated joint venture companies at March 31, were as follows:

(In thousands)	Percentage Ownership	2014	2013
Sonatide Marine, Ltd. (Angola)	49%	$62,126	46,047
DTDW Holdings, Ltd. (Nigeria)	40%	1,802	—
Investments in, at equity, and advances to unconsolidated companies		$63,928	46,047

During the third quarter of fiscal 2014, the company advanced $1.9 million to a 40%-owned unconsolidated joint venture company located in Nigeria. The company also sold a vessel to this unconsolidated joint venture company for $23.3 million, and recognized a gain in the third quarter of fiscal 2014 of $7.9 million and a deferred gain of $5.2 million based on proportional ownership of the joint venture.

(4)	INCOME TAXES

Earnings before income taxes derived from United States and non-U.S. operations for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Non-U.S.	$217,816	246,863	148,369
United States	(44,768)	(51,700)	(37,333)
	$173,048	195,163	111,036

Income tax expense (benefit) for the years ended March 31, consists of the following:

	U.S.
(In thousands)	Federal	State	International	Total
2014
Current	$(602)	4	68,100	67,502
Deferred	(34,226)	—	(483)	(34,709)
	$(34,828)	4	67,617	32,793

2013
Current	$(7,633)	(313)	64,092	56,146
Deferred	(11,335)	—	(398)	(11,733)
	$(18,968)	(313)	63,694	44,413

2012
Current	$(5,009)	(558)	54,363	48,796
Deferred	(24,545)	—	(626)	(25,171)
	$(29,554)	(558)	53,737	23,625

The actual income tax expense above differs from the amounts computed by applying the U.S. federal statutory tax rate of 35% to pre-tax earnings as a result of the following for the years ended March 31:

(In thousands)	2014	2013	2012
Computed “expected” tax expense	$60,567	68,307	38,863
Increase (reduction) resulting from:
Resolution of uncertain tax positions	—	—	(4,187)
Foreign income taxed at different rates	(18,536)	(23,965)	(13,504)
Foreign tax credits not previously recognized	(483)	(398)	(626)
Expenses which are not deductible for tax purposes	3,661	498	2,889
Reversal of basis difference – sale leaseback	(3,369)	—	—
Valuation allowance – foreign tax credits	(5,821)	5,821	—
Amortization of deferrals associated with intercompany sales to foreign tax jurisdictions	(1,475)	(6,232)	326
Expenses which are not deductible for book purposes	(2,144)	—	—
State taxes	3	(203)	(363)
Other, net	390	585	227
	$32,793	44,413	23,625

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

The effective tax rate applicable to pre-tax earnings for the years ended March 31, is as follows:

	2014	2013	2012
Effective tax rate applicable to pre-tax earnings	18.95%	22.76%	21.28%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31, is as follows:

(In thousands)	2014	2013
Deferred tax assets:
Accrued employee benefit plan costs	$21,423	18,162
Stock based compensation	7,162	6,451
Net operating loss and tax credit carryforwards	2,895	45,640
Other	2,896	8,673
Gross deferred tax assets	34,376	78,926
Less valuation allowance	—	5,821
Net deferred tax assets	34,376	73,105
Deferred tax liabilities:
Depreciation and amortization	(108,929)	(189,763)
Gross deferred tax liabilities	(108,929)	(189,763)
Net deferred tax liabilities	$(74,553)	(116,658)

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

The amount of foreign income that U.S. deferred taxes has not been recognized upon, as of March 31, is as follows:

(In thousands)	2014
Foreign income not recognized for U.S. deferred taxes	$2,374,503

The company has the following foreign tax credit carry-forwards that expire in 2022.

(In thousands)	2014
Foreign tax credit carry-forwards	$2,895

The company’s balance sheet reflects the following in accordance with ASC 740, Income Taxes at March 31:

(In thousands)	2014	2013
Tax liabilities for uncertain tax positions	$18,008	14,269
Income tax payable	36,472	30,906

Included in the liability balances for uncertain tax positions above are $9.2 million of penalties and interest. The tax liabilities for uncertain tax positions are primarily attributable to a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities. As a result of the anticipated settling of a tax dispute, the company believes it is reasonably possible that it will make a tax payment that will result in a decrease of income tax payable of up to $4 million within the next twelve months.

Unrecognized tax benefits, which are not included in the liability for uncertain tax positions above as they have not been recognized in previous tax filings, and which would lower the effective tax rate if realized, at March 31, are as follows:

(In thousands)	2014
Unrecognized tax benefit related to state tax issues	$11,230
Interest receivable on unrecognized tax benefit related to state tax issues	24

A reconciliation of the beginning and ending amount of all unrecognized tax benefits, including the unrecognized tax benefit related to state tax issues and the liability for uncertain tax positions (but excluding related penalties and interest) for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Balance at April 1,	$14,868	15,727	15,220
Additions based on tax positions related to the current year	4,393	2,041	2,813
Additions based on tax positions related to prior years	2,217	—	—
Reductions for tax positions of prior years	(1,412)	(2,900)	(1,375)
Exchange rate fluctuation	—	—	—
Settlement and lapse of statute of limitations	—	—	(931)
Balance at March 31,	$20,066	14,868	15,727

With limited exceptions, the company is no longer subject to tax audits by United States (U.S.) federal, state, local or foreign taxing authorities for years prior to 2006. The company has ongoing examinations by various state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position or results of operations.

The company receives a tax benefit that is generated by certain employee stock benefit plan transactions. This benefit is recorded directly to additional paid-in-capital and does not reduce the company’s effective income tax rate. The tax benefit for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Excess tax benefits on stock benefit transactions	$301	359	738

(5)	INDEBTEDNESS

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

The company had $300 million in term loan borrowings outstanding at March 31, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600.0 million available under the revolver to fund future liquidity needs at March 31, 2014. The company had $125 million of term loan borrowings and $110 million of revolver borrowings outstanding at March 31, 2013. These estimated fair values are based on Level 2 inputs.

Senior Debt Notes

The determination of fair value includes an estimated credit spread between our long term debt and treasuries with similar matching expirations. The credit spread is determined based on comparable publicly traded companies in the oilfield service segment with similar credit ratings. These estimated fair values are based on Level 2 inputs.

September 2013 Senior Notes

On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at March 31, 2014, is as follows:

(In thousands, except weighted average data)	March 31, 2014
Aggregate debt outstanding	$500,000
Weighted average remaining life in years	9.4
Weighted average coupon rate on notes outstanding	4.86%
Fair value of debt outstanding	520,979

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

August 2011 Senior Notes

On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2014	2013
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	6.6	7.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	168,653	179,802

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes

In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2014	2013
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	5.6	6.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	436,254	458,520

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at March 31, 2014 and 2013, is an after-tax loss of $2.4 million ($3.7 million pre-tax), and $2.9 million ($4.4 million pre-tax), respectively, relating to the purchase of interest rate hedges, which are cash flow hedges, in July 2010 in connection with the September 2010 senior notes offering. The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and their acquisition costs are being amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes

In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at March 31, is as follows:

(In thousands, except weighted average data)	2014	2013
Aggregate debt outstanding	$35,000	175,000
Weighted average remaining life in years	1.3	0.7
Weighted average coupon rate on notes outstanding	4.61%	4.47%
Fair value of debt outstanding	36,018	178,227

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

Troms Offshore Debt

In January 2014, Troms Offshore entered into a new 300 million NOK, 12 year unsecured borrowing agreement which matures in January 2026. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on Tidewater Inc.’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 3.81%). As of March 31, 2014, 300.0 million NOK (approximately $50.0 million) is outstanding under this agreement.

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. As of March 31, 2014, 178.9 million NOK (approximately $29.8 million) is outstanding under this agreement. In January 2014, the loan was amended to, among other things, change the interest rate to a fixed rate equal to 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 1.50% for a total all-in rate of 5.38%), change the borrower, change the export creditor guarantor, and to replace the vessel security with a company guarantee.

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement a Norwegian Bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. As of March 31, 2014 60.0 million NOK (approximately $10.0 million) is outstanding under these agreements.

Troms Offshore had 60.0 million NOK, or approximately $10.0 million, outstanding in floating rate debt at March 31, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also had 478.9 million NOK, or $79.9 million, of outstanding fixed rate debt at March 31, 2014, which has an estimated fair value of 477.5 million NOK, or $79.6 million. These estimated fair values are based on Level 2 inputs.

In June 2013, Troms Offshore repaid a 188.9 million NOK loan (approximately $32.5 million), plus accrued interest that was secured with various guarantees and collateral, including a vessel.

During the second quarter of fiscal 2014, the company repaid prior to maturity 500 million Norwegian Kroner (NOK) denominated (approximately $82.1 million) public bonds (plus accrued interest) that had been issued by Troms Offshore in April 2013. The repayment of these bonds, at an average price of approximately 105.0% of par value, resulted in the recognition of a loss on early extinguishment of debt of approximately 26 million NOK (approximately $4.1 million).

Summary of Long-Term Debt Outstanding

The following table summarizes debt outstanding at March 31:

(In thousands)	2014	2013
4.44% July 2003 senior notes due fiscal 2014	$—	140,000
4.61% July 2003 senior notes due fiscal 2016	35,000	35,000
3.28% September 2010 senior notes due fiscal 2016	42,500	42,500
3.90% September 2010 senior notes due fiscal 2018	44,500	44,500
3.95% September 2010 senior notes due fiscal 2018	25,000	25,000
4.12% September 2010 senior notes due fiscal 2019	25,000	25,000
4.17% September 2010 senior notes due fiscal 2019	25,000	25,000
4.33% September 2010 senior notes due fiscal 2020	50,000	50,000
4.51% September 2010 senior notes due fiscal 2021	100,000	100,000
4.56% September 2010 senior notes due fiscal 2021	65,000	65,000
4.61% September 2010 senior notes due fiscal 2023	48,000	48,000
4.06% August 2011 senior notes due fiscal 2019	50,000	50,000
4.54% August 2011 senior notes due fiscal 2022	65,000	65,000
4.64% August 2011 senior notes due fiscal 2022	50,000	50,000
4.26% September 2013 senior notes due fiscal 2021	123,000	—
5.01% September 2013 senior notes due fiscal 2024	250,000	—
5.16% September 2013 senior notes due fiscal 2026	127,000	—
NOK denominated notes due fiscal 2025	29,837	—
NOK denominated notes due fiscal 2026	50,028	—
NOK denominated borrowing agreement due fiscal 2015	5,837	—
NOK denominated borrowing agreement due fiscal 2019	4,168	—
Term Loan	300,000	125,000
Revolving line of credit	—	110,000
	$1,514,870	1,000,000
Less: Current maturities of long-term debt	9,512	—
Total	$1,505,358	1,000,000

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Interest and debt costs incurred, net of interest capitalized	$43,814	29,745	22,308
Interest costs capitalized	11,497	10,602	14,743
Total interest and debt costs	$55,311	40,347	37,051

(6)	EMPLOYEE RETIREMENT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Benefits are based on years of service and employee compensation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. On that date, previously accrued pension benefits under the pension plan were frozen for the approximately 60 active employees who participated in the plan. As of March 31, 2014, approximately 48 employees are covered by this plan. This change did not affect benefits earned by participants prior to January 1, 2011. Active employees who previously accrued benefits under the pension plan continue to accrue benefits as participants in the company’s defined contribution retirement plan effective January 1, 2011. The transfer of employee benefits from a defined benefit pension plan to a defined contribution plan have provided the company with more predictable retirement plan costs and cash flows. The company’s future benefit obligations and requirements for cash contributions for the frozen pension plan have also been reduced. Losses associated with the curtailment of the pension plan were immaterial. No amounts were contributed to the defined benefit pension plan during fiscal 2014 and 2013. Management is working with its actuary to determine if a contribution will be necessary during fiscal 2015.

Supplemental Executive Retirement Plan

The company also offers a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during fiscal 2014 and 2013. Management has not made any decision on funding the plan during fiscal 2015.

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

Investments held in a Rabbi Trust in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at March 31:

(In thousands)	2014	2013
Investments held in Rabbi Trust	$10,285	10,486
Unrealized (loss) gains in carrying value of trust assets	92	(121)
Unrealized (loss) gains in carrying value of trust assets are net of income tax expense of	49	(65)
Obligations under the supplemental plan	21,918	21,431

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

Pension and Supplemental Plan Asset Allocations

The following table provides the target and actual asset allocations for the pension plan and the supplemental plan:

	Target	Actual as of 2014	Actual as of 2013
Pension plan:
Equity securities	—	—	—
Debt securities	100%	96%	98%
Cash and other	—	4%	2%

Total	100%	100%	100%

Supplemental plan:
Equity securities	65%	60%	60%
Debt securities	35%	37%	35%
Cash and other	—	3%	5%
Total	100%	100%	100%

Significant Concentration Risks

The pension plan and the supplemental plan assets are periodically evaluated for concentration risks. As of March 31, 2014, the company did not have any individual asset investments that comprised 10% or more of each plan’s overall assets.

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

Fair Value of Pension Plan and Supplemental Plan Assets

The fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2014, are as follows:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Pension plan measured at fair value:
Debt securities:
Government securities	$2,935	2,935	—	—
Corporate debt securities	50,113	—	50,113	—
Foreign debt securities	1,443	—	1,443	—
Cash and cash equivalents	1,511	—	1,511	—
Total	$56,002	2,935	53,067	—
Accrued income	894	894	—	—
Total fair value of plan assets	$56,896	3,829	53,067	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$4,141	4,141	—	—
Preferred stock	—	—	—	—
Foreign stock	231	231	—	—
American depository receipts	1,809	1,809	—	—
Preferred American depository receipts	15	15	—	—
Real estate investment trusts	38	38	—	—
Debt securities:
Government debt securities	1,975	1,363	612	—
Open ended mutual funds	1,797	1,797	—	—
Cash and cash equivalents	369	57	312	—
Total	$10,375	9,451	924	—
Other pending transactions	(90)	(90)	—	—
Total fair value of plan assets	$10,285	9,361	924	—

The following table provides the fair value hierarchy for the pension plan and supplemental plan assets measured at fair value as of March 31, 2013:

(In thousands)	Fair Value	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Pension plan measured at fair value:
Debt securities:
Government securities	$3,142	3,142	—	—
Corporate debt securities	53,352	—	53,352	—
Foreign debt securities	1,416	—	1,416	—
Cash and cash equivalents	614	—	614	—
Total	$58,524	3,142	55,382	—
Accrued income	907	907	—	—
Total fair value of plan assets	$59,431	4,049	55,382	—

Supplemental plan measured at fair value:
Equity securities:
Common stock	$4,240	4,240	—	—
Preferred stock	—	—	—	—
Foreign stock	285	285	—	—
American depository receipts	1,811	1,811		—
Preferred American depository receipts	16	16
Debt securities:
Government debt securities	2,007	1,240	767	—
Open ended mutual funds	1,743	1,743	—	—
Cash and cash equivalents	533	93	440	—
Total	$10,635	9,428	1,207	—
Other pending transactions	(149)	(149)	—	—
Total fair value of plan assets	$10,486	9,279	1,207	—

Plan Assets and Obligations

Changes in plan assets and obligations during the years ended March 31, 2014 and 2013 and the funded status of the U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to as “Other Benefits”) at March 31, are as follows:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$88,238	93,356	29,006	29,262
Service cost	790	983	405	475
Interest cost	3,581	4,098	1,048	1,235
Participant contributions	—	—	436	428
ERRP reimbursement	—	—	(26)	274
Plan settlement	—	(13,046)	—	—
Benefits paid	(4,250)	(3,965)	(962)	(960)
Actuarial (gain) loss	(4,292)	6,812	(5,793)	(1,708)
Benefit obligation at end of year	84,067	88,238	24,114	29,006

Change in plan assets:
Fair value of plan assets at beginning of year	$59,431	56,917	—	—
Actual return	776	5,605	—	—
Employer contributions	939	13,920	552	258
Participant contributions	—	—	436	428
ERRP reimbursement	—	—	(26)	274
Plan settlement	—	(13,046)	—	—
Benefits paid	(4,250)	(3,965)	(962)	(960)
Fair value of plan assets at end of year	56,896	59,431	—	—

Reconciliation of funded status:
Fair value of plan assets	$56,896	59,431	—	—
Benefit obligation	84,067	88,238	24,114	29,006
Unfunded status	$(27,171)	(28,807)	(24,114)	(29,006)

Net amount recognized in the balance sheet consists of:
Current liabilities	$(1,162)	(1,070)	(1,129)	(1,329)
Noncurrent liabilities	(26,009)	(27,737)	(22,985)	(27,677)
Net amount recognized	$(27,171)	(28,807)	(24,114)	(29,006)

The following table provides the projected benefit obligation and accumulated benefit obligation for the pension plans:

(In thousands)	2014	2013
Projected benefit obligation	$84,067	88,238
Accumulated benefit obligation	81,223	85,631

The following table provides information for pension plans with an accumulated benefit obligation in excess of plan assets (includes both the pension plan and supplemental plan):

(In thousands)	2014	2013
Projected benefit obligation	$84,067	88,238
Accumulated benefit obligation	81,223	85,631
Fair value of plan assets	56,896	59,431

Net periodic benefit cost for the pension plan and the supplemental plan for the fiscal years ended March 31 include the following components:

(In thousands)	2014	2013	2012
Service cost	$790	983	875
Interest cost	3,581	4,098	4,412
Expected return on plan assets	(2,871)	(2,748)	(2,576)
Amortization of prior service cost	50	50	50
Recognized actuarial loss	1,103	1,648	1,760
Settlement loss	—	5,161	—
Net periodic pension cost	$2,653	9,192	4,521

Net periodic benefit cost for the postretirement health care and life insurance plan for the fiscal years ended March 31 include the following components:

(In thousands)	2014	2013	2012
Service cost	$405	475	554
Interest cost	1,048	1,235	1,379
Amortization of prior service cost	(2,032)	(2,032)	(2,032)
Recognized actuarial loss	(396)	—	(4)
Net periodic postretirement benefit	$(975)	(322)	(103)

Other changes in plan assets and benefit obligations recognized in other comprehensive income for the fiscal years ended March 31 include the following components:

	Pension Benefits		Other Benefits
(In thousands)	2014	2013	2014	2013
Change in benefit obligation
Net loss (gain)	$ (2,196)	3,954	(5,793)	(1,708)
Settlement loss	—	(5,161)	—	—
Amortization of prior service cost	(50)	(50)	2,032	2,032
Amortization of net (loss) gain	(1,103)	(1,648)	395	—
Other	—	—	197	(643)
Total recognized in other comprehensive income (loss)	$ (3,349)	(2,905)	(3,169)	(319)
Net of 35% tax rate	(2,177)	(1,888)	(2,060)	(207)

Amounts recognized as a component of accumulated other comprehensive (income) loss as of March 31, 2014 are as follows:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$ 14,148	(6,986)
Unrecognized prior service cost (benefit)	85	(6,620)
Pre-tax amount included in accumulated other comprehensive loss (income)	$ 14,233	(13,606)

The company expects to recognize the following amounts as a component of net periodic benefit costs during the next fiscal year:

(In thousands)	Pension Benefits	Other Benefits
Unrecognized actuarial loss	$ (976)	—
Unrecognized prior service cost (benefit)	(50)	2,032

Assumptions used to determine net benefit obligations for the fiscal years ended March 31, are as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.75%	4.25%	4.75%	4.25%
Rates of annual increase in compensation levels	3.00%	3.00%	N/A	N/A

Assumptions used to determine net periodic benefit costs for the fiscal years ended March 31, are as follows:

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.75%	4.75%	5.25%	4.75%	4.75%	5.25%
Expected long-term rate of return on assets	5.00%	5.00%	5.00%	N/A	N/A	N/A
Rates of annual increase in compensation levels	3.00%	3.00%	3.00%	N/A	N/A	N/A

To develop the expected long-term rate of return on assets assumption, the company considered the current level of expected returns on various asset classes. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected return on plan assets assumption for the portfolio.

Based upon the assumptions used to measure the company’s qualified pension and postretirement benefit obligations at March 31, 2014, including pension and postretirement benefits attributable to estimated future employee service, the company expects that benefits to be paid over the next ten years will be as follows:

	(In thousands)
Year ending March 31,	Pension Benefits	Other Benefits
2015	$ 5,240	1,129
2016	5,509	1,184
2017	5,735	1,263
2018	5,997	1,336
2019	6,216	1,424
2020 – 2024	33,992	7,881
Total 10-year estimated future benefit payments	$ 62,689	14,217

Health Care Cost Trends

The following table discloses the assumed health care cost trends used in measuring the accumulated postretirement benefit obligation and net periodic postretirement benefit cost at March 31, 2014 for pre-65 medical and prescription drug coverage and for post-65 medical coverage, including expected future trend rates.

	Pre-65	Post-65
Year ending March 31, 2014
Accumulated postretirement benefit obligation	8.2%	6.9%
Net periodic postretirement benefit obligation	8.7%	6.9%
Ultimate health care cost trend	4.5%	4.5%
Ultimate year health care cost trend rate is achieved	2029	2029
Year ending March 31, 2015
Net periodic postretirement benefit obligation	8.2%	6.9%

A one-percentage rate increase (decrease) in the assumed health care cost trend rates has the following effects on the accumulated postretirement benefit obligation as of March 31:

(In thousands)	1% Increase	1% Decrease
Accumulated postretirement benefit obligation	$3,232	2,664
Aggregate service and interest cost	222	179

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

Retirement Contributions

All eligible U.S. fleet personnel, along with all new eligible employees of the company hired after December 31, 1995 are eligible to receive retirement contributions. Effective January 1, 2011, the active employees who participated in the now frozen defined benefit pension plan also became eligible for retirement contributions. This benefit is noncontributory by the employee, but the company contributes, in cash, 3% of an eligible employee’s compensation to a trust on behalf of the employees. The active employees who participated in the now frozen defined benefit pension plan may receive an additional 1% to 8% depending on age and years of service. Company contributions vest over five years.

401(k) Savings Contribution

Upon meeting various citizenship, age and service requirements, employees are eligible to participate in a defined contribution savings plan and can contribute from 2% to 75% of their base salary to an employee benefit trust. The company matches with company common stock 50% of the first 8% of eligible compensation deferred by the employee. Company contributions vest over five years.

The plan held the following number of shares of Tidewater common stock as of March 31:

	2014	2013
Number of shares of Tidewater common stock held by 401(k) plan	273,662	271,237

The amounts charged to expense related to the above defined contribution plans, for the fiscal years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Defined contribution plans expense, net of forfeitures	$ 3,854	3,356	3,120
Defined contribution plans forfeitures	82	115	335

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

The amounts charged to expense related to the multinational pension savings plan contributions, for the fiscal years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Multinational pension savings plan expense	$465	420	415

The company also provides certain benefits programs which are maintained in several other countries that provide retirement income for covered employees.

(7)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES, AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at March 31, is as follows:

(In thousands)	2014	2013
Recoverable insurance losses	$ 5,219	10,833
Deferred income tax assets	34,376	73,105
Deferred finance charges – revolver	8,728	5,133
Savings plans and supplemental plan	23,212	23,149
Noncurrent tax receivable	9,106	9,106
Other	15,744	4,951
	$ 96,385	126,277

A summary of accrued expenses at March 31, is as follows:

(In thousands)	2014	2013
Payroll and related payables	$ 27,248	23,453
Commissions payable	8,263	7,118
Accrued vessel expenses	96,468	77,851
Accrued interest expense	14,816	8,096
Other accrued expenses	10,507	10,494
	$ 157,302	127,012

A summary of other current liabilities at March 31, is as follows:

(In thousands)	2014	2013
Taxes payable	$56,080	38,100
Deferred gain on vessel sales - current	13,996	1,374
Other	491	334
	$70,567	39,808

A summary of other liabilities and deferred credits at March 31, is as follows:

(In thousands)	2014	2013
Postretirement benefits liability	$23,185	27,681
Pension liabilities	35,234	37,096
Deferred gain on vessel sales	85,316	39,568
Other	35,469	34,729
	$179,204	139,074

(8)	STOCK-BASED COMPENSATION AND INCENTIVE PLANS

General

The company’s employee stock option, restricted stock awards, restricted stock units (that settle in Tidewater common stock), and phantom stock plans are long-term retention plans that are intended to attract, retain and provide incentives for talented employees, including officers and non-employee directors, and to align stockholder and employee interests. The company believes its employee restricted stock, stock unit and stock option plans are critical to its operations and productivity. The employee stock option plans allow the company to grant, on a discretionary basis, both incentive and non-qualified stock options as well as restricted stock. The restricted stock and stock unit awards include performance shares.

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

The number of common stock shares reserved for issuance under the plans and the number of shares available for future grants at March 31, are as follows:

March 31, 2014
Shares of common stock reserved for issuance under the plans	1,469,305
Shares of common stock available for future grants	99,249

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

The company uses the Black-Scholes option-pricing model to determine the fair value of options granted and to calculate the share-based compensation expense. Stock options were not granted during fiscal 2014, 2013 or 2012.

The following table sets forth a summary of stock option activity of the company for fiscal years 2014, 2013 and 2012:

	Weighted-average Exercise Price	Number of Shares
Outstanding at March 31, 2011	45.36	1,875,476
Granted (A)	—	—
Exercised	38.71	(146,508)
Expired or cancelled/forfeited	56.44	(3,544)
Outstanding at March 31, 2012	44.93	1,725,424
Granted (A)	—	—
Exercised	29.09	(141,542)
Expired or cancelled/forfeited	52.47	(27,607)
Outstanding at March 31, 2013	46.24	1,556,275
Granted (A)	—	—
Exercised	36.86	(186,219)
Expired or cancelled/forfeited	—	—
Outstanding at March 31, 2014	$ 47.51	1,370,056

(A)	Stock options were not granted during fiscal 2014, 2013 and 2012.

Information regarding the 1,370,056 options outstanding and exercisable at March 31, 2014 can be grouped into three general exercise-price ranges as follows:

	Exercise Price Range
At March 31, 2014	$33.83 - $37.55	$45.75 - $48.96	$55.76 - $65.69
Options outstanding and exercisable	371,961	394,514	603,581
Weighted average exercise price	$34.37	$45.86	$56.70
Weighted average remaining contractual life	4.4 years	6.0 years	3.0 years

Additional information regarding stock options for the years ended March 31, are as follows:

(In thousands, except number of stock options and weighted average price)	2014	2013	2012
Intrinsic value of options exercised	$4,059	2,544	2,800
Number of stock options vested	8,926	144,537	328,325
Fair value of stock options vested	$115	2,154	4,117
Number of options exercisable	1,370,056	1,547,349	1,561,836
Weighted average exercise price of options exercisable	$47.51	46.27	44.86
The aggregate intrinsic value of the options outstanding and exercisable at March 31, 2014 was $6.4 million.
Stock option compensation expense along with the reduction effect on basic and diluted earnings per share, and stock option compensation expense for the years ended March 31, are as follows:
(In thousands, except per share data)	2014	2013	2012
Stock option compensation expense	$12	2,049	3,892
Basic earnings per share reduced by	0.00	0.03	0.05
Diluted earnings per share reduced by	0.00	0.03	0.05

There were no unrecognized stock-option compensation costs as of March 31, 2014. No stock option compensation costs were capitalized as part of the cost of an asset. Compensation costs for stock options that have not yet vested will be recognized as the underlying stock options vest over the appropriate future period. The level of unrecognized stock-option compensation will be affected by any future stock option grants and by the termination of any employee who has received stock options that are unvested as of the employee’s termination date.

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

The following table sets forth a summary of restricted stock award activity of the company for fiscal 2014, 2013 and 2012:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2011	51.13	369,599	228,624
Granted	54.59	7,500	—
Vested	50.11	(110,681)	(4,983)
Cancelled/forfeited	—	—	—
Non-vested balance at March 31, 2012	51.43	266,418	223,641
Granted	—	—	—
Vested	49.53	(110,802)	—
Cancelled/forfeited	56.84	(7,067)	(59,503)
Non-vested balance at March 31, 2013	50.95	148,549	164,138
Granted	55.04	28,963	—
Vested	56.71	(93,739)	(1,749)
Cancelled/forfeited	35.76	(4,949)	(56,123)
Non-vested balance at March 31, 2014	$ 54.75	78,824	106,266

Restrictions on approximately 49,861 time-based restricted stock awards will lapse during fiscal 2015, and restrictions on 37,861 performance-based restricted stock awards outstanding at March 31, 2014 will lapse during fiscal 2015 if performance-based targets are achieved.

Restricted stock award compensation expense and grant date fair value for the years ended March 31, is as follows:

(In thousands)	2014	2013	2012
Grant date fair value of restricted stock vested	$4,429	5,488	5,796
Restricted stock compensation expense	4,633	5,987	6,171

As of March 31, 2014, total unrecognized restricted stock compensation costs amounted to $4.8 million, or $3.8 million net of tax. No restricted stock award compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock compensation will be affected by any future restricted stock grants and by the separation of an employee from the company who has received restricted stock grants that are unvested as of their separation date. There were no modifications to the restricted stock awards during fiscal 2014, 2013 and 2012.

Restricted Stock Units

The company has granted restricted stock units (RSUs) to key employees, including officers, under the company’s employee stock plan, which provide for the granting of restricted stock units to officers and key employees. The company awards time-based units, where each unit represents the right to receive, at the end of a vesting period, one unrestricted share of Tidewater common stock with no exercise price. The company also awards performance-based RSUs, where each unit represents the right to receive, at the end of a vesting period, up to two shares of Tidewater common stock with no exercise price. Vesting of the various performance-based restricted stock units is based on metrics such as a three year Total Shareholder Return (TSR) as measured against a three year TSR of a defined peer group and Return on Total Capital (ROTC) for the company over a three year performance period. The company uses assumptions underlying the Black-Scholes methodology to produce a Monte Carlo simulation model to value the TSR performance-based restricted stock units. The fair value of the ROTC performance-based RSUs and time-based RSUs is based on the market price of our common stock on the date of grant. The restrictions on the time-based RSUs lapse over a three year period from the date of the award and require no goals to be achieved other than the passage of time and continued employment. The restrictions on the performance-based restricted stock units lapse if the company meets specific targets as defined. During the restricted period, the RSUs may not be transferred or encumbered, but the recipient has the right to receive dividend equivalents on the restricted stock units, but have no voting rights until the units vest. Dividend equivalents are accrued on performance-based restricted shares and ultimately paid only if the performance criteria are achieved. Upon retirement, the Compensation

Committee of the Board of Directors will take into consideration the accelerated vesting of the restricted stock units after certain age and service criteria are met. Restricted stock unit compensation costs are recognized on a straight-line basis over the vesting period, and are net of forfeitures.

The following table sets forth a summary of restricted stock unit activity of the company for fiscal 2014, 2013 and 2012:

	Weighted-average Grant-Date Fair Value	Time Based Units	Weight-average Grant Date Fair Value	Performance Based Units
Non-vested balance at March 31, 2011	$ —	—	—	—
Granted	54.18	248,288	72.23	84,394
Vested	—	—	—	—
Cancelled/forfeited	—	—	—	—
Non-vested balance at March 31, 2012	$54.18	248,288	72.23	84,394
Granted	50.16	259,158	67.11	84,323
Vested	54.17	(79,507)	—	—
Cancelled/forfeited	54.18	(10,274)	72.23	(3,476)
Non-vested balance at March 31, 2013	$51.69	417,665	69.62	165,241
Granted	49.37	265,937	49.34	91,132
Vested	52.22	(175,673)	—	—
Cancelled/forfeited	52.43	(12,720)	—	—
Non-vested balance at March 31, 2014	$ 50.24	495,209	51.06	256,373

Restrictions on approximately 228,207 time-based shares will lapse during fiscal 2015, and no performance-based shares outstanding at March 31, 2014 will vest during fiscal 2015.

Restricted stock unit compensation expense and grant date fair value for the year ended March 31, is as follows:

(In thousands)	2014	2013	2012
Grant date fair value of restricted stock units vested	$8,684	4,307	—
Restricted stock unit compensation expense	12,664	7,836	272

As of March 31, 2014, total unrecognized restricted stock unit compensation costs amounted to $34.2 million, or $21.7 million net of tax. No restricted stock unit compensation costs were capitalized as part of the costs of an asset. The amount of unrecognized restricted stock unit compensation costs will be affected by any future restricted stock unit grants and by the separation of an employee from the company who has received restricted stock units that are unvested as of their separation date. There were no modifications to the restricted stock units during fiscal 2014, 2013 and 2012.

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

The following table sets forth a summary of phantom stock activity of the company for fiscal 2014, 2013 and 2012:

	Weighted-average Grant-Date Fair Value	Time Based Shares	Performance Based Shares
Non-vested balance at March 31, 2011	46.08	138,068	28,059
Granted	54.18	22,845	—
Vested	41.61	(51,255)	—
Cancelled/forfeited	46.16	(6,347)	—
Non-vested balance at March 31, 2012	49.23	103,311	28,059
Granted	50.76	27,100	—
Vested	43.60	(54,823)	—
Cancelled/forfeited	54.26	(6,993)	(28,059)
Non-vested balance at March 31, 2013	51.74	68,595	—
Granted	48.81	31,736	1,291
Vested	51.45	(35,095)	—
Cancelled/forfeited	50.93	(4,354)	—
Non-vested balance at March 31, 2014	$50.94	60,882	1,291

Restrictions on 30,689 time-based shares will lapse in fiscal 2015. The fair value of the non-vested phantom shares at March 31, 2014 is $48.62 per unit.

Phantom stock compensation expense and grant date fair value for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Grant date fair value of phantom stock vested	$1,806	2,390	3,041
Phantom stock compensation expense	1,706	2,507	3,180
Phantom stock compensation costs capitalized as part of an asset	—	—	—

As of March 31, 2014, total unrecognized phantom stock compensation costs amounted to $3.1 million, or $2.8 million net of tax. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Non-Employee Board of Directors Deferred Stock Unit Plan

The company provides a Deferred Stock Unit Plan to its non-employee directors. The plan provides that each non-employee director is granted annually a number of stock units having an aggregate value of $115,000 during fiscal 2014 and $100,000 prior to fiscal 2013 on the date of grant. Dividend equivalents are paid on the stock units at the same rate as dividends on the company’s common stock and are re-invested as additional stock units based upon the fair market value of a share of company common stock on the date of payment of the dividend. A stock unit represents the right to receive from the company the equivalent value of one share of company’s common stock in cash. Payment of the value of the stock unit granted from inception of the plan to March 2013 shall be made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company. For these units, the participant can elect to receive five annual installments or a lump sum. Beginning with deferred stock units granted in fiscal 2014, participants will have the additional option of electing a distribution made upon the earlier of the date that is 15 days following the date the participant ceases to be a director for any reason or upon a change of control of the company or distribution date commencing on an anniversary of the grant date, whichever is earlier. For the units granted in fiscal 2014, the participant can elect to receive annual installments of two to ten years or a lump sum distribution.

The following table sets forth a summary of deferred stock unit activity of the company for fiscal 2014, 2013 and 2012:

	Weighted-average Grant-Date Fair Value	Number Of Units
Balance at March 31, 2011	49.80	92,365
Dividend equivalents reinvested	50.49	1,843
Retirement distribution	—	—
Granted	54.02	20,372
Balance at March 31, 2012	50.56	114,580
Dividend equivalents reinvested	46.73	2,472
Retirement distribution	—	—
Granted	50.48	26,955
Balance at March 31, 2013	50.48	144,007
Dividend equivalents reinvested	53.82	2,492
Retirement distribution	59.65	(26,661)
Granted	49.47	26,550
Balance at March 31, 2014	$48.68	146,388

Deferred stock units are fully vested at the time of grant. The liability for this plan will be adjusted in the future until paid to the participant to reflect the value of the units at the respective quarter end Tidewater stock price.

Deferred stock unit compensation expense, which is reflected in general and administrative expenses, for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Deferred stock units compensation expense	$1,737	1,085	700

(9)	STOCKHOLDERS’ EQUITY

Common Stock

The number of authorized and issued common stock and preferred stock at March 31, are as follows:

	2014	2013
Common stock shares authorized	125,000,000	125,000,000
Common stock par value	$0.10	$0.10
Common stock shares issued	49,730,442	49,485,832
Preferred stock shares authorized	3,000,000	3,000,000
Preferred stock par value	No par	No par
Preferred stock shares issued	—	—

Common Stock Repurchases

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

In May 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2013 through June 30, 2014. At March 31, 2014, $200.0 million remains available to repurchase shares under the May 2013 share repurchase program.

In May 2012, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2012 through June 30, 2013. The May 2012 repurchase program ended on June 30, 2013 and the company utilized $20.0 million of the $200.0 million authorized.

In May 2011, the company’s Board of Directors replaced its then existing July 2009 share repurchase program with a $200.0 million repurchase program that stayed in effect through June 30, 2012. The May 2011 repurchase program authorized the company to repurchase shares of its common stock in open-market or privately-negotiated transactions. The authorization of the May 2011 repurchase program ended on June 30, 2012, and the company utilized $100.0 million of the $200.0 million authorized.

The value of common stock repurchased, along with number of shares repurchased, and average price paid per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2014	2013	2012
Aggregate cost of common stock repurchased	$—	85,034	35,015
Shares of common stock repurchased	—	1,856,900	739,231
Average price paid per common share	$—	45.79	47.37

Dividend Program

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the years ended March 31, are as follows:

(In thousands, except per share data)	2014	2013	2012
Dividends declared	$49,973	49,766	51,370
Dividend per share	1.00	1.00	1.00

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the years ended March 31, are as follows:

	For the year ended March 31, 2013					For the year ended March 31, 2014
(in thousands)	Balance at 3/31/12	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/13	Balance at 3/31/13	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 3/31/14
Available for sale securities	251	(1,049)	677	(372)	(121)	(121)	(92)	305	213	92
Currency translation adjustment	(9,811)	—	—	—	(9,811)	(9,811)	—	—	—	(9,811)
Pension/Post-retirement benefits	(6,448)	2,095	—	2,095	(4,353)	(4,353)	4,237	—	4,237	(116)
Interest rate swap	(3,322)	—	466	466	(2,856)	(2,856)	—	466	466	(2,390)
Total	(19,330)	1,046	1,143	2,189	(17,141)	(17,141)	4,145	771	4,916	(12,225)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the years ended March 31,

	Year Ended March 31,		Affected line item in the condensed consolidated statements of income
(In thousands)	2014	2013
Realized gains on available for sale securities	$469	1,042	Interest income and other, net
Amortization of interest rate swap	717	717	Interest and other debt costs
Total pre-tax amounts	1,186	1,759
Tax effect	415	616
Total gains for the period, net of tax	$771	1,143

Included in accumulated other comprehensive loss for the year ended March 31, 2014, is an after-tax loss of $2.4 million ($3.7 million pre-tax) relating to interest rate hedges, which are cash flow hedges, entered into in July 2010 in connection with the September 2010 senior notes offering as disclosed in Note (5). The interest rate hedges settled in August 2010 concurrent with the pricing of the senior unsecured notes. The hedges met the effectiveness criteria and will be amortized over the term of the individual notes matching the term of the hedges to interest expense.

(10)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the years ended March 31, are as follows:

(In thousands, except share and per share data)	2014	2013	2012

Net Income available to common shareholders (A)	$140,255	150,750	87,411

Weighted average outstanding shares of common stock, basic (B)	49,392,749	49,550,391	51,165,460
Dilutive effect of options and restricted stock awards	287,365	183,649	264,107
Weighted average common stock and equivalents (C)	49,680,114	49,734,040	51,429,567

Earnings per share, basic (A/B)	$2.84	3.04	1.71
Earnings per share, diluted (A/C)	$2.82	3.03	1.70

Additional information:
Antidilutive options and restricted stock shares	34,486	82,758	—

(11)	SALE/LEASBACK ARRANGEMENTS

Fiscal 2014 Sale/Leasebacks

In March of 2014, the company sold four vessels to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchasers. The sale/leaseback transactions resulted in proceeds to the company of $63.3 million and deferred gains totaling $30.5 million. The aggregate carrying value of the four vessels was $32.8 million at their respective dates of sale. Two of the vessel leases are for seven years and will expire in March 2021, and the other two leases are for ten years and will expire in March 2024. Under the sale/leaseback agreements which expire in March 2021, the company has the right to re-acquire the vessels at approximately 59% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates. Under the two sale/leaseback agreements which expire in March 2024, the company has the right to re-acquire the vessels at the end of the ninth year for approximately 53% of the original sales price, re-acquire the vessel at the end of the lease term at its then fair market value or deliver the vessel to the owner at the end of the lease term.

During the third quarter of fiscal 2014, the company sold four vessels to unrelated third parties, and simultaneously entered into bareboat charter agreements with the purchasers. The sale/leaseback transactions resulted in proceeds to the company of $141.9 million and deferred gains totaling $36.2 million. The aggregate carrying value of the four vessels was $105.7 million at their respective dates of sale. The leases on three of the vessels will expire in the quarter ending December 2020, and the fourth lease expires in December 2022. Under the sale/leaseback agreements which expire during the quarter ending December 2020, the company has the right to re-acquire the vessels at values ranging from 59% to 62% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates. Under the sale/leaseback agreement which expires in December 2022, the company has the right to re-acquire the vessel at the end of the sixth year for $43.6 million or at the end of the eighth year for $34.5 million, re-acquire the vessel at the end of the lease term at its then fair market value or deliver the vessel to the owner at the end of the lease term and pay a return fee of $2.9 million.

In September 2013, the company sold two vessels to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transactions, which expire in September 2020, resulted in proceeds to the company of $65.6 million and a deferred gain of $31.3 million. The aggregate carrying value of the two vessels was $34.3 million at the dates of sale. Under each September 2013 sale/leaseback agreement, the company has the right to either re-acquire the two vessels at approximately 55% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessels at their then fair market values at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates.

The company is accounting for the transactions as sale/leaseback transactions with operating lease treatment and expenses lease payments over the respective lease term. The deferred gains are amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessel would reduce the vessels’ stated cost if the company elected to exercise the purchase options.

Fiscal 2010 Sale/Leaseback

In June and July 2009, the company sold six vessels to unrelated third-party companies, and simultaneously entered into bareboat charter agreements for the vessels with the purchasers.

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

During the fourth quarter of fiscal 2014, the company elected to repurchase the six vessels from their respective lessors for an aggregate price of $78.8 million. Three of these were sold and leased back in March 2014. The carrying value of these purchased vessels was reduced by the previously recognized deferred gains of $39.6 million. Refer to “Fiscal 2014 Sale/Leasebacks” above.

Fiscal 2006 Sale/Leaseback

In March 2006, the company entered into agreements to sell five of its vessels that were under construction at the time to an unrelated third party, for $76.5 million and simultaneously entered into bareboat charter agreements with the same unrelated third party upon the vessels’ delivery to the market. Construction on these five vessels was completed at various times between March 2006 and March 2008, at which time the company sold the respective vessels and simultaneously entered into bareboat charter agreements.

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

The company may purchase each of the vessels at their fixed amortized values, as outlined in the bareboat charter agreements, at the end of the fifth year, and again at the end of the seventh year, from the commencement dates of the respective charter agreements. The company may also purchase each of the vessels at a mutually agreed upon price at any time during the lease term. In September 2012, the company elected to repurchase one of its leased vessels from the lessor for $8.8 million. During October 2012, the company repurchased a second leased vessel, for $8.4 million. In March 2014, the company repurchased a third and fourth leased vessel for a total cost of $22.8 million.

Future Minimum Lease Payments

As of March 31, 2014, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)	Fiscal 2014 Sale/Leaseback	Fiscal 2006 Sale/Leaseback	Total
2015	$ 20,879	1,645	22,524
2016	20,879	1,279	22,158
2017	20,879	—	20,879
2018	23,485	—	23,485
2019	24,800	—	24,800
2020 and Thereafter	65,263	—	65,263
Total future lease payments	$ 176,185	2,924	179,109

The operating lease expense on these bareboat charter arrangements for the years ended March 31, are as follows:

(In thousands)	2014	2013	2012
Vessel operating leases	$21,910	16,837	17,967

(12)	COMMITMENTS AND CONTINGENCIES

Compensation Commitments

Compensation continuation agreements exist with all of the company’s officers whereby each receives compensation and benefits in the event that their employment is terminated following certain events relating to a change in control of the company. The maximum amount of cash compensation that could be paid under the agreements, based on present salary levels, is approximately $34.3 million.

Vessel Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels, by vessel type, as of March 31, 2014:

(In thousands, except vessel count)	Number of Vessels	Total Cost	Invested Through 3/31/14	Remaining Balance 3/31/14
Vessels under construction:
Deepwater PSVs	23	$708,883	196,468	512,415
Towing supply vessels	6	116,288	55,163	61,125
Other	1	8,014	8,014	—
Total vessel commitments	30	$833,185	259,645	573,540

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater PSVs under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing-supply/supply vessels under construction are AHTS vessels that have 7,145 brake horsepower (BHP). The new-build vessels are estimated to deliver starting in June 2014, with delivery of the final new-build vessel expected in June 2016.

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

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through March 31, 2014. The company had committed and invested $8.0 million as of March 31, 2014.

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. Some of the disputes may be resolved by high level management meetings between the parties or through a structured mediation. The balance of the claims will need to be resolved through litigation in New York state court. Although formal dispute resolution efforts are currently at an early stage, initial negotiations have thus far failed to resolve the parties’ disputes, and the company has retained New York counsel to represent the company in the mediation and litigation procedures. The escrowed amounts have been included in the cost of the acquired vessels.

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

Tidewater Marine International, Inc. (TMII), a wholly-owned subsidiary of the company organized in the Cayman Islands, and the DOJ entered into a Deferred Prosecution Agreement (DPA). Pursuant to the DPA, the DOJ deferred criminal charges against TMII for a period of three years and seven days from the date of judicial approval of the DPA, in return for the satisfaction of a number of conditions. The DPA expired on November 11, 2013, and on November 26, 2013, a U.S. District Judge for the Southern District of Texas entered an Order dismissing (with prejudice) all criminal charges.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement will have a two year term once an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated in late 2014 after certain Angolan regulatory approvals are obtained.

The challenges presented to the company to successfully operate in Angola continue to remain significant. As the company has previously reported, on July 1, 2013, elements of new legislation (the “forex law”) became effective that requires oil companies participating in concessions from Angola that engage in exploration and production activities offshore Angola to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law (and interpretations of the forex law by a number of market participants absent official guidance from the National Bank of Angola or the government of Angola) will likely result in substantial customer payments to Sonatide being made in Angolan kwanzas. Such a result could be unfavorable, because the conversion of Angolan kwanzas into U.S. dollars and expatriation of the funds may result in payment delays, currency devaluation risk prior to conversion of kwanzas to dollars, additional costs to convert kwanzas into dollars and potentially additional taxes.

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

The company understands that the National Bank of Angola will issue a clarifying interpretation of the forex law by the end of calendar 2014. Any clarifying interpretation provided by the National Bank of Angola, and the resulting method and form of payment for goods and services that is utilized by the oil companies operating offshore Angola, should allow Sonatide, the company and other market participants to better assess the risk profile of the Angolan market over the longer term (i.e., this is an industry issue).

In the meantime, as discussed in further detail below, the uncertainty surrounding whether the proposed consortium structure will be acceptable has required the company to take measures to maintain adequate liquidity and to continue its business activities in Angola.

As of March 31, 2014, the company had approximately $430 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue (billed and unbilled) related to services performed by the company through the Sonatide joint venture. These amounts have accumulated since late calendar 2012 when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in June 2013, when the second provisions of the forex law took effect (and the local payments had to be in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. In the interim, the company utilized its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

In the fourth quarter of fiscal 2014 Sonatide received customer payments in Angolan kwanza that was equivalent to approximately $67 million. Additionally, in the first quarter of fiscal 2015, Sonatide began sending invoices to those customers who have insisted on paying U.S. dollar denominated invoices in kwanza. Sonatide will then seek to convert those kwanzas into U.S. dollars and repatriate those U.S. dollars abroad in order to pay the amounts that Sonatide owes the company. That conversion and repatriation is subject to those risks and considerations set forth above.

In addition, beginning in February 2014, Sonatide has been entering into some customer agreements that contain split dollar/kwanza payments (typically 70% dollars and 30% kwanzas). While the company is confident that these split payment contracts comply with current Angolan law, it is not clear if this type of contracting will be available to Sonatide over the longer term

Management intends to look for other ways to continue to profitably participate in the Angola market while reducing the overall level of exposure of the company to the increased risks that the company believes currently characterize the Angolan market, including the likely redeployment of vessels to other markets where demand for the company’s vessels remains strong. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in the area. Redeployment of vessels to other markets in the quarter ended March 31, 2014 has been more significant (net 5 vessels transferred) than in prior quarters.

The global market for offshore support vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand; however, there would likely be negative financial impacts associated with the redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels at prevailing market day rates.

For the year ended March 31, 2014, Tidewater’s Angolan operations generated vessel revenues of approximately $356.8 million, or 25%, of its consolidated vessel revenue, from an average of approximately 90 Tidewater-owned vessels that are marketed through the Sonatide joint venture (5 of which were stacked on average during the year ended March 31, 2014), and, for the year ended March 31, 2013, generated vessel revenues of approximately $271 million, or 22%, of consolidated vessel revenue, from an average of approximately 85 Tidewater-owned vessels (9 of which were stacked on average during the year ended March 31, 2013).

In addition to the company’s Angolan operations, which reflect the results of Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater), ten vessels and other assets are owned by the Sonatide joint venture. As of March 31, 2014 and 2013, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $62 million and $46 million, respectively.

Due from affiliate at March 31, 2014 and 2013 of approximately $430 million and $119 million, respectively, represents cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers which are expected to be remitted to the company through Sonatide.

Due to affiliate at March 31, 2014 and 2013 of approximately $86 million and $36 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $43 million and $7 million, respectively) and other costs paid by Sonatide on behalf of the company.

Continuing normal course operations have caused (and will cause) amounts due from and to Sonatide to fluctuate in periods subsequent to the balance sheet date. Subsequent to March 31, 2014 the company has collected approximately $66 million of cash from Sonatide, which represents approximately 62 days of revenue (based on revenues of our Angolan operations for the quarter ended March 31, 2014.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $68.4 million as of March 31, 2014). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $65.8 million as of March 31, 2014) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $56.0 million as of March 31, 2014) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $12.4 million as of March 31, 2014) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that they have an import tax liability related to their vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company has imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012 and 2013, against the Brazilian state and has deposited (or, in recent cases, is in the process of depositing) the respective state tax for these newly imported vessels. As of March 31, 2014, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

Nigeria Marketing Agent Litigation

On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million (including Naira and U.S. dollar denominated invoices) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

(13)	FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million. The spot contracts settled by April 2, 2014. The company did not have any spot contracts outstanding at March 31, 2013.

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

At March 31, 2014, the company did not have any forward contracts outstanding.

At March 31, 2013, the company had three British pound forward contracts outstanding, which are generally intended to hedge the company’s foreign exchange exposure relating to its MNOPF liability as disclosed in Note (11) and elsewhere in this document. The forward contracts have expiration dates between June 20, 2013 and December 18, 2013. The combined change in fair value of the forward contracts was approximately $0.1 million, all of which was recorded as a foreign exchange loss during the fiscal year ended March 31, 2013, because the forward contracts did not qualify as hedge instruments. All changes in fair value of the forward contracts were recorded in earnings on a quarterly basis.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$16,559	16,559	—	—
Total fair value of assets	$16,559	16,559	—	—

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2013:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$949	949	—	—
Long-term British pound forward derivative contracts	4,359	—	4,359	—
Total fair value of assets	$5,308	949	4,359	—

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

(In thousands)	2014	2013	2012
Amount of impairment incurred	$9,341	8,078	3,607
Combined fair value of assets incurring impairment	11,149	14,733	8,175

(14)	GAIN ON DISPOSITION OF ASSETS, NET

The company seeks opportunities to dispose its older vessels when market conditions warrant and opportunities arise. As such, vessel dispositions vary from year to year, and gains on sales of assets may also fluctuate significantly from period to period. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry.

The number of vessels disposed along with the gain on the dispositions for the years ended March 31, are as follows:

(In thousands, except number of vessels disposed)	2014	2013	2012
Gain on vessels disposed	$12,247	12,191	20,024
Number of vessels disposed	48	32	60

Also included in gain on dispositions of assets, net are gains of $4.0 million and $2.3 million related to the sale of the company’s two shipyards in fiscal 2014 and fiscal 2013 respectively and, amortized gains on sale/leaseback transactions of $3.7 million. Please refer to Note (13) above for a discussion on asset impairment.

(15)	SEGMENT INFORMATION, GEOGRAPHICAL DATA AND MAJOR CUSTOMERS

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

(In thousands)	2014	2013	2012
Revenues:
Vessel revenues :
Americas	$410,731	327,059	324,529
Asia/Pacific	154,618	184,014	153,752
Middle East/North Africa	186,524	149,412	109,489
Sub-Saharan Africa/Europe	666,588	569,513	472,698
	1,418,461	1,229,998	1,060,468
Other operating revenues	16,642	14,167	6,539
	$1,435,103	1,244,165	1,067,007

Vessel operating profit:
Americas	$90,936	40,318	56,003
Asia/Pacific	29,044	43,704	16,125
Middle East/North Africa	42,736	39,069	805
Sub-Saharan Africa/Europe	136,092	129,460	97,142
	298,808	252,551	170,075
Other operating profit	(1,930)	(833)	(2,867)
	296,878	251,718	167,208

Corporate general and administrative expenses (A)	(47,703)	(48,704)	(36,665)
Corporate depreciation	(3,073)	(3,391)	(3,714)
Corporate expenses	(50,776)	(52,095)	(40,379)

Gain on asset dispositions, net	11,722	6,609	17,657
Goodwill impairment	(56,283)	—	(30,932)
Operating income	201,541	206,232	113,554
Foreign exchange gain	1,541	3,011	3,309
Equity in net earnings of unconsolidated companies	15,801	12,189	13,041
Interest income and other, net	2,123	3,476	3,440
Loss on early extinguishment of debt	(4,144)	—	—
Interest and other debt costs	(43,814)	(29,745)	(22,308)
Earnings before income taxes	$173,048	195,163	111,036

Depreciation and amortization:
Americas	$43,297	40,454	38,128
Asia/Pacific	17,174	19,416	20,758
Middle East/North Africa	24,441	18,784	17,606
Sub-Saharan Africa/Europe	79,199	65,241	58,137
	164,111	143,895	134,629
Other	296	13	13
Corporate	3,073	3,391	3,714
	$167,480	147,299	138,356

Additions to properties and equipment:
Americas	$99,798	52,299	7,279
Asia/Pacific	2,586	19,858	64,431
Middle East/North Africa	8,042	3,833	16,828
Sub-Saharan Africa/Europe (B)	488,984	197,534	84,491
	599,410	273,524	173,029
Other	31,841	—	—
Corporate (C)	175,233	179,058	194,931
	$806,484	452,582	367,960

Total assets (D):
Americas	$1,017,736	880,368	1,025,386
Asia/Pacific	421,379	607,546	654,357
Middle East/North Africa	613,303	507,124	405,625
Sub-Saharan Africa/Europe	2,383,507	1,706,355	1,519,124
	4,435,925	3,701,393	3,604,492
Other	31,545	5,102	6,576
	4,467,470	3,706,495	3,611,068
Investments in and advances to unconsolidated companies	63,928	46,047	46,077
	4,531,398	3,752,542	3,657,145
Corporate (E)	354,431	415,513	404,473
	$4,885,829	4,168,055	4,061,618

(A)

Included in Corporate general and administrative expenses for the year ended March 31, 2014 and 2013 are transaction costs of $3.7 million related to the acquisition of Troms Offshore and a settlement charge of $5.2 million related to the payment of retirement benefits to a former Chief Executive Officer, respectively.

(B)	Included in Sub-Saharan Africa/Europe for the year ended March 31, 2014 is $245.6 million related to vessels acquired through the acquisition of Troms Offshore.

(C)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

(D)

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

(E)

Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. The vessel construction costs will be reported in Corporate until the earlier of the vessels being assigned to a non-corporate reporting segment or the vessels’ delivery. At March 31, 2014, 2013 and 2012, $228.9 million, $229.3 million and $249.4 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the years ended March 31,:

Revenue by vessel class: (In thousands):	2014	% of Vessel Revenue	2013	% of Vessel Revenue	2012	% of Vessel Revenue
Americas fleet:
Deepwater	$263,750	18%	179,032	15%	146,950	14%
Towing-supply	115,055	8%	120,817	10%	143,796	14%
Other	31,926	3%	27,210	2%	33,783	3%
Total	$410,731	29%	327,059	27%	324,529	31%
Asia/Pacific fleet:
Deepwater	$88,191	6%	96,118	8%	75,495	7%
Towing-supply	62,630	5%	84,217	7%	73,845	7%
Other	3,797	<1%	3,679	<1%	4,412	<1%
Total	$154,618	11%	184,014	15%	153,752	14%
Middle East/North Africa fleet:
Deepwater	$66,503	5%	55,945	5%	46,511	4%
Towing-supply	116,720	8%	89,902	7%	56,902	5%
Other	3,301	<1%	3,565	<1%	6,076	1%
Total	$186,524	13%	149,412	12%	109,489	10%
Sub-Saharan Africa/Europe fleet:
Deepwater	$364,722	26%	273,544	22%	199,697	19%
Towing-supply	231,224	16%	226,357	18%	201,463	19%
Other	70,642	5%	69,612	6%	71,538	7%
Total	$666,588	47%	569,513	46%	472,698	45%
Worldwide fleet:
Deepwater	$783,166	55%	604,639	50%	468,653	44%
Towing-supply	525,629	37%	521,293	42%	476,006	45%
Other	109,666	8%	104,066	8%	115,809	11%
Total	$1,418,461	100%	1,229,998	100%	1,060,468	100%

The following table discloses our customers that accounted for 10% or more of total revenues during the years ended March 31:

	2014	2013	2012
Chevron Corporation (including its worldwide subsidiaries and affiliates)	18.1%	17.8%	17.4%
Petroleo Brasileiro SA	8.6%	8.6%	14.6%

(16)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

The company performed its annual goodwill impairment assessment during the quarter ended December 31, 2013 and determined that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. The Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region. In recent years, the company has both disposed of older vessels that previously worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. A goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

During the year ended March 31, 2014, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

Goodwill and changes to goodwill by reportable segment for the years ended March 31, 2014 and 2013 are as follows:

(In thousands)	2013	Goodwill acquired	Impairments	2014
Americas	$114,237	—	—	114,237
Asia/Pacific	56,283	—	56,283	—
Sub-Saharan Africa/Europe	127,302	42,160	—	169,462
Total carrying amount	$297,822	42,160	56,283	283,699

(In thousands)	2012	Goodwill acquired	Impairments	2013
Americas	$114,237	—	—	114,237
Asia/Pacific	56,283	—	—	56,283
Sub-Saharan Africa/Europe	127,302	—	—	127,302
Total carrying amount (A)	$297,822	—	—	297,822

(A)	The total carrying amount of goodwill at March 31, 2012 is net of accumulated impairment charges $30.9 million related to the Middle East/North Africa segment.

Goodwill, as a percentage of total assets and stockholders’ equity, at March 31, is as follows:

	2014	2013
Goodwill as a percentage of total assets	6%	7%
Goodwill as a percentage of stockholders’ equity	11%	12%

(17)	QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected financial information for interim periods for the years ended March 31, is as follows:

	Quarter
(In thousands except per share data)	First	Second	Third	Fourth
Fiscal 2014
Revenues	$334,085	367,937	365,248	367,833
Operating income(A)	43,425	76,565	20,488	61,063
Net earnings	30,083	54,172	12,583	43,417
Basic earnings per share	$.61	1.10	.25	.88
Diluted earnings per share	$.61	1.09	.25	.88
Fiscal 2013
Revenues	$294,448	311,918	309,466	328,333
Operating income (A)	49,487	57,197	40,974	58,574
Net earnings	32,856	41,356	29,947	46,591
Basic earnings per share	$.65	.84	.61	.95
Diluted earnings per share	$.65	.83	.61	.95

(A)

Operating income consists of revenues less operating costs and expenses, depreciation, vessel operating leases, goodwill impairment, general and administrative expenses and gain on asset dispositions, net, of the company’s operations. Goodwill impairment by quarter for fiscal 2014 and gain on asset dispositions, net, by quarter for fiscal 2014 and 2013, are as follows:

(In thousands)	First	Second	Third	Fourth
Fiscal 2014:
Goodwill impairment	$—	—	(56,283)	—
Gain on asset dispositions, net	$2,140	49	7,170	2,363
Fiscal 2013:
Gain on asset dispositions, net	$838	1,833	99	3,839

(18)	SUBSEQUENT EVENTS

The company committed approximately $134 million for the construction of one 292-foot deepwater PSV and two 268-foot PSVs. The 292-foot deepwater PSV will be built in an international shipyard and has an estimated delivery date of April 2016. The two 268-foot deepwater PSVs will be built in a different international shipyard and have estimated delivery dates of January and April 2015.

Subsequent to March 31, 2014 the company has collected approximately $66 million of cash from Sonatide, which represents approximately 62 days of revenue (based on revenues of our Angolan operations for the quarter ended March 31, 2014).

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets.

SCHEDULE II

TIDEWATER INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

Years Ended March 31, 2014, 2013 and 2012

(In thousands)

Description	Balance at Beginning of period	Additions at Cost	Deductions		Balance at End of Period

Fiscal 2014
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$46,332	1,399	11,994	(A)	35,737

Fiscal 2013
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$49,921	900	4,489	(B)	46,332

Fiscal 2012
Deducted in balance sheet from Trade accounts receivables:
Allowance for doubtful accounts	$50,677	666	1,422	(C)	49,921

(A)

Of this amount, $3,151 represents the collections from one customer located in Mexico and $8,843 represents accounts receivable amounts considered uncollectible and removed from accounts receivable with an offsetting reduction to the allowance for doubtful accounts.

(B)

Of this amount, $3,852 is related to the revaluation of the allowance for doubtful accounts related to Venezuelan receivables and $637 related to receivables considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.

(C)

Of this amount, $1,000 represents the collections from one customer located in Mexico and $422 represents accounts receivable amounts considered uncollectible and removed from accounts receivable by reducing the allowance for doubtful accounts.

TIDEWATER INC.

EXHIBITS FOR THE

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED MARCH 31, 2014

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

3.2	Amended and Restated Bylaws of Tidewater Inc. dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

4.1

Note Purchase Agreement, dated July 1, 2003, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-6311).

4.2

Note Purchase Agreement, dated September 9, 2010, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on September 15, 2010, File No. 1-6311).

4.3

Note Purchase Agreement, dated September 30, 2013, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on October 3, 2013, File No. 1-6311).

10.1

Fourth Amended and Restated Credit Agreement, dated June 21, 2013, among Tidewater Inc. and its domestic subsidiaries, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, Wells Fargo Bank, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A., DNB Bank ASA, New York Branch, The Bank of Tokyo-Mitsubishi UFJ, Ltd., BBVA Compass, Sovereign Bank, N.A., Regions Bank, and U.S. Bank National Association, as Co-Documentation Agents, and the lenders party thereto (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on June 25, 2013, File No. 1-6311).

10.2

Series A and B Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

10.3

Series C Note Purchase Agreement, dated August 15, 2011, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.2 to the company’s current report on Form 8-K on August 17, 2011, File No. 1-6311).

10.4+

Tidewater Inc. 2001 Stock Incentive Plan effective November 21, 2001 (filed with the Commission as Exhibit 10.5 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2005, File No. 1-6311).

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

10.10+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options and Non-Qualified Stock Options Under the Tidewater Inc. 2001 Stock Incentive Plan and the Grant of Restricted Stock Under the Tidewater Inc. Employee Restricted Stock Plan (filed with the Commission as Exhibit 10.15 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

10.11+	Tidewater Inc. 2006 Stock Incentive Plan effective July 20, 2006 (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on March 27, 2007, File No. 1-6311).

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

10.14+

Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan effective November 15, 2012 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012, File No. 1-6311).

10.15+

Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan between Tidewater Inc. and Quinn P. Fanning effective as of July 30, 2008 (filed with the Commission as Exhibit 10.8 to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-6311).

10.16+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2006 Stock Incentive Plan applicable to 2009 grants (filed with the Commission as Exhibit 10.19 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.17+

Amended and Restated Non-Qualified Pension Plan for Outside Directors of Tidewater Inc. amended through March 31, 2005 (filed with the Commission as Exhibit 10.23 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, File No. 1-6311).

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

10.21+

Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal Year 2014 (filed with the Commission as Exhibit 10.2 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-6311).

10.22+

Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal Year 2014 (filed with the Commission as Exhibit 10.1 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, File No. 1-6311).

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

10.27+

Amendment Number One to the Tidewater Employees’ Supplemental Savings Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.43 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.28+

Amendment Number Two to the Tidewater Inc. Supplemental Executive Retirement Plan, effective January 22, 2009 (filed with the Commission as Exhibit 10.44 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2009, File No. 1-6311).

10.29*+	Summary of Compensation Arrangements with Directors.

10.30+

Amended and Restated Change of Control Agreement between Tidewater Inc. and Jeffrey A. Gorski effective as of June 1, 2012 (filed with the Commission as Exhibit 10.30 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2013, File No. 1-6311).

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

10.35+	Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on July 10, 2009, File No. 1-6311).

10.36+

Form of Tidewater Inc. Indemnification Agreement entered into with each member of the Board of Directors, each executive officer and the principal accounting officer (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on December 15, 2009, File No. 1-6311).

10.37+

Form of Stock Option and Restricted Stock Agreement for the Grant of Incentive Stock Options, Non-Qualified Stock Options and Restricted Stock Under the Tidewater Inc. 2009 Stock Incentive Plan (filed with the Commission as Exhibit 10.41 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2010, File No. 1-6311).

10.38+

Form of Restricted Stock Agreement for the grant of Restricted Stock under the Tidewater Inc. 2009 Stock Incentive Plan and Tidewater Inc. 2006 Stock Incentive Plan (filed with the Commission as Exhibit 10.42 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2011, File No. 1-6311).

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

10.43+

Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2012 and 2013 awards) (filed with the Commission as Exhibit 10.46 to the company’s annual report on Form 10-K for the fiscal year ended March 31, 2012, File No. 1-6311).

10.44*+	Form of Restricted Stock Units Agreement under the Tidewater Inc. 2009 Stock Incentive Plan (2014 awards).

10.45+

Retirement and Non-Executive Chairman Agreement between Tidewater Inc. and Dean E. Taylor (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on April 20, 2012, File No. 1-6311).

21*	Subsidiaries of the company.

23*	Consent of Independent Registered Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.