Form 10-Q
period 2014-06-30
TIDEWATER INC
filed 2014-08-06
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

49,720,702 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on July 25, 2014. Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)
ASSETS	June 30, 2014	March 31, 2014
Current assets:
Cash and cash equivalents	$53,451	60,359
Trade and other receivables, net	291,341	252,421
Due from affiliate	430,167	429,450
Marine operating supplies	63,214	57,392
Other current assets	33,121	20,587
Total current assets	871,294	820,209
Investments in, at equity, and advances to unconsolidated companies	67,926	63,928
Properties and equipment:
Vessels and related equipment	4,519,296	4,521,102
Other properties and equipment	97,867	97,714
	4,617,163	4,618,816
Less accumulated depreciation and amortization	1,001,989	997,208
Net properties and equipment	3,615,174	3,621,608
Goodwill	283,699	283,699
Other assets	92,751	96,385
Total assets	$4,930,844	4,885,829

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$74,814	74,515
Accrued expenses	131,355	157,302
Due to affiliate	118,456	86,154
Accrued property and liability losses	3,264	3,631
Current portion of long term debt	10,395	9,512
Other current liabilities	71,489	70,567
Total current liabilities	409,773	401,681
Long-term debt	1,500,960	1,505,358
Deferred income taxes	110,146	108,929
Accrued property and liability losses	2,147	5,286
Other liabilities and deferred credits	184,756	179,204

Commitments and Contingencies (Note 7)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,720,702 shares at June 30, 2014 and 49,730,442 shares at March 31, 2014	4,972	4,973
Additional paid-in capital	148,216	142,381
Retained earnings	2,575,339	2,544,255
Accumulated other comprehensive loss	(11,877)	(12,225)
Total stockholders’ equity	2,716,650	2,679,384
Noncontrolling Interests	6,412	5,987
Total equity	2,723,062	2,685,371
Total liabilities and equity	$4,930,844	4,885,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)
		Three Months Ended June 30,
		2014	2013
Revenues:
Vessel revenues	$	381,510	331,630
Other operating revenues		4,167	2,455
		385,677	334,085
Costs and expenses:
Vessel operating costs		217,244	196,161
Costs of other operating revenues		4,661	2,020
General and administrative		51,060	50,480
Vessel operating leases		6,540	4,031
Depreciation and amortization		43,111	40,108
Gain on asset dispositions, net		(2,943)	(2,140)
		319,673	290,660
Operating income		66,004	43,425
Other income (expenses):
Foreign exchange loss		(1,289)	(89)
Equity in net earnings of unconsolidated companies		5,283	4,420
Interest income and other, net		622	740
Interest and other debt costs, net		(13,129)	(8,913)
		(8,513)	(3,842)
Earnings before income taxes		57,491	39,583
Income tax expense		13,792	9,500
Net earnings		43,699	30,083
Less: Net earnings attributable to noncontrolling interests		26	---
Net earnings attributable to Tidewater Inc.	$	43,673	30,083

Basic earnings attributable to Tidewater Inc. per common share	$	0.88	0.61

Diluted earnings attributable to Tidewater Inc. per common share	$	0.88	0.61

Weighted average common shares outstanding		49,580,038	49,226,911
Dilutive effect of stock options and restricted stock		282,986	331,090
Adjusted weighted average common shares		49,863,024	49,558,001

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)
		Three Months Ended June 30,
		2014	2013
Net earnings	$	43,699	30,083
Other comprehensive income/(loss):
Unrealized gains on available for sale securities, net of tax of $55 and $60		101	111
Amortization of loss on derivative contract, net of tax of $63 and $63		116	117
Change in other benefit plan minimum liability, net of tax of $70 and $0		131	---
Total comprehensive income	$	44,047	30,311

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
		Three Months Ended June 30,
		2014	2013
Operating activities:
Net earnings	$	43,699	30,083
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		43,111	40,108
Provision (benefit) for deferred income taxes		2,432	(12,151)
Gain on asset dispositions, net		(2,943)	(2,140)
Equity in earnings of unconsolidated companies, less dividends		(3,998)	(3,398)
Compensation expense - stock-based		5,341	5,711
Excess tax benefit on stock options exercised		---	(12)
Changes in assets and liabilities, net:
Trade and other receivables		(39,044)	18,891
Changes in due to/from affiliate, net		31,552	(48,515)
Marine operating supplies		(5,822)	1,100
Other current assets		(12,534)	(11,589)
Accounts payable		(5,360)	(11,459)
Accrued expenses		(25,590)	(8,421)
Accrued property and liability losses		(367)	158
Other current liabilities		(616)	944
Other liabilities and deferred credits		817	876
Other, net		267	3,409
Net cash provided by operating activities		30,945	3,595
Cash flows from investing activities:
Proceeds from sales of assets		3,754	2,161
Proceeds from sale/leaseback of assets		13,400	---
Additions to properties and equipment		(39,874)	(156,434)
Payments for acquisition, net of cash acquired		---	(127,737)
Other		3	(665)
Net cash used in investing activities		(22,717)	(282,675)
Cash flows from financing activities:
Debt issuance costs		---	(2,699)
Principal payment on long-term debt		(3,959)	(97,490)
Debt borrowings		---	414,262
Proceeds from exercise of stock options		994	1,675
Cash dividends		(12,520)	(12,436)
Excess tax benefit on stock options exercised		---	12
Other		349	---
Net cash (used in) provided by financing activities		(15,136)	303,324
Net change in cash and cash equivalents		(6,908)	24,244
Cash and cash equivalents at beginning of period		60,359	40,569
Cash and cash equivalents at end of period	$	53,451	64,813

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$	24,385	3,980
Income taxes	$	11,170	20,617
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment	$	5,236	130
Increase in receivables due to sale of shipyard	$	---	9,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total

Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive income	---	---	43,673	348	26	44,047
Exercise of stock options	3	997	---	---	---	1,000
Cash dividends declared ($.25 per share)	---	---	(12,589)	---	---	(12,589)
Amortization of restricted stock units	---	992	---	---	---	992
Amortization/cancellation of restricted stock	(4)	3,846	---	---	---	3,842
Cash received from noncontrolling interests	---	---	---	---	449	449
Cash paid to noncontrolling interests	---	---	---	---	(50)	(50)

Balance at June 30, 2014	$4,972	148,216	2,575,339	(11,877)	6,412	2,723,062

Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	---	2,561,756
Total comprehensive income	---	---	30,083	228	---	30,311
Exercise of stock options	5	1,688	---	---	---	1,693
Cash dividends declared ($.25 per share)	---	---	(12,499)	---	---	(12,499)
Amortization of restricted stock units	---	3,034	---	---	---	3,034
Amortization/cancellation of restricted stock	(3)	1,175	---	---	---	1,172

Balance at June 30, 2013	$4,951	125,872	2,471,557	(16,913)	---	2,585,467

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements for the interim periods presented herein have been prepared in conformity with United States generally accepted accounting principles and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements at the dates and for the periods indicated as required by Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (SEC). Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the SEC on May 21, 2014.

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

(2)	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

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

In May 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2013 through June 30, 2014. No shares were repurchased under the May 2013 program.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

		Quarter Ended June 30,
(In thousands, except dividend per share)		2014	2013
Dividends declared	$	12,589	12,499
Dividend per share		0.25	0.25

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the quarter ended June 30, 2014 and 2013 are as follows:

	For the quarter ended June 30, 2013					For the quarter ended June 30, 2014
(in thousands)	Balance at 3/31/13	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 6/30/13	Balance at 3/31/14	Gains/(losses) recognized in OCI	Reclasses from OCI to net income	Net period OCI	Remaining balance 6/30/14
Available for sale securities	(121)	31	80	111	(10)	92	31	70	101	193
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	(4,353)	---	---	---	(4,353)	(116)	131	---	131	15
Interest rate swap	(2,856)	---	117	117	(2,739)	(2,390)	---	116	116	(2,274)
Total	(17,141)	31	197	228	(16,913)	(12,225)	162	186	348	(11,877)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the quarters ended June 30, 2014 and 2013:

		Quarter Ended June 30,		Affected line item in the condensed
(In thousands)		2014	2013	consolidated statements of income
Realized gains on available for sale securities	$	108	123	Interest income and other, net
Amortization of interest rate swap		178	180	Interest and other debt costs, net
Total pre-tax amounts		286	303
Tax effect		100	106
Total gains for the period, net of tax	$	186	197

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters ended June 30 is as follows:

		Quarter Ended June 30,
		2014	2013
Effective tax rate applicable to pre-tax earnings	$	24.0%	24.0%

The 24% effective tax rates for the quarters ended June 30, 2014 and 2013 is lower than the U.S. statutory income tax rate of 35% primarily because the company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

The company’s balance sheet at June 30, 2014 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)		June 30, 2014
Tax liabilities for uncertain tax positions	$	19,147
Income tax payable		38,353

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at June 30, 2014, are as follows:

(In thousands)	June 30, 2014
Unrecognized tax benefit related to state tax issues	$11,230
Interest receivable on unrecognized tax benefit related to state tax issues	26

With limited exceptions, the company is no longer subject to tax audits by U.S. federal, state, local or foreign taxing authorities for years prior to 2007. The company has ongoing examinations by various U.S. federal, state and foreign tax authorities and does not believe that the results of these examinations will have a material adverse effect on the company’s financial position, results of operations, or cash flows.

(4)	EMPLOYEE BENEFIT PLANS

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the defined benefit pension plan during the quarters ended June 30, 2014 and 2013, and does not expect to contribute to the plan during the remaining quarters of fiscal 2015.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. The Rabbi Trust assets, which are invested in a variety of marketable securities (but not Tidewater stock), are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters ended June 30, 2014 and 2013, and does not expect to contribute to the plan during the remaining quarters of fiscal 2015.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at June 30, 2014 and March 31, 2014:

(In thousands)	June 30, 2014	March 31, 2014
Investments held in Rabbi Trust	$10,344	10,285
Unrealized gains (losses) in fair value of trust assets	193	92
Unrealized gains (losses) in fair value of trust assets are net of income tax expense of	104	49
Obligations under the supplemental plan	22,354	21,918

The unrealized gains or losses in the fair value of the trust assets, net of income tax expense, are included in accumulated other comprehensive income. To the extent that trust assets are liquidated to fund benefit payments, gains or losses, if any, will be recognized at that time. The company’s obligations under the supplemental plan are included in ‘accrued expenses’ and ‘other liabilities and deferred credits’ on the consolidated balance sheet.

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended June 30,
(In thousands)	2014	2013
Pension Benefits:
Service cost	$206	198
Interest cost	968	895
Expected return on plan assets	(685)	(718)
Amortization of prior service cost	12	12
Recognized actuarial loss	247	276
Net periodic benefit cost	$748	663

Other Benefits:
Service cost	$68	101
Interest cost	226	262
Amortization of prior service cost	(508)	(508)
Recognized actuarial benefit	(325)	(99)
Net periodic benefit cost	$(539)	(244)

(5)	INDEBTEDNESS

Senior Notes, Revolving Credit and Term Loan Agreement

A summary of debt outstanding at June 30, 2014 and March 31, 2014, are as follows:

(In thousands, except weighted average data)	June 30, 2014	March 31, 2014
Credit facility:
Term loan agreement (A)	$300,000	300,000
Revolving line of credit (A) (B)	---	---
September 2013 senior unsecured notes:
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	9.2	9.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding (Level 2)	$522,988	520,979
August 2011 senior unsecured notes:
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	6.3	6.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding (Level 2)	$170,332	168,653
September 2010 senior unsecured notes:
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	5.4	5.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding (Level 2)	$438,074	436,264
July 2003 senior unsecured notes:
Aggregate debt outstanding	$35,000	35,000
Weighted average remaining life in years	1.1	1.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding (Level 2)	$35,866	36,018

(A) Fair values approximate carrying values because the borrowings bear interest at variable rates.

(B) $600.0 million was available under the revolver at June 30, 2014 and March 31, 2014.

Norwegian Kroner Denominated Debt

A summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at June 30, 2014 and March 31, 2014, and their U.S. dollar equivalents are as follows:

(In thousands)	June 30, 2014	March 31, 2014
3.81% January 2014 notes:
NOK denominated	300,000	300,000
U.S. dollar equivalent	$50,265	50,028
Fair value in U.S. dollar equivalent (Level 2)	50,302	50,044
5.38% May 2012 notes:
NOK denominated	170,400	178,920
U.S. dollar equivalent	$28,550	29,867
Fair value in U.S. dollar equivalent (Level 2)	28,467	29,588
Variable rate borrowings:
June 2013 borrowing agreement (C)
NOK denominated	25,000	25,000
U.S. dollar equivalent	$4,188	4,168
May 2012 borrowing agreement (C)
NOK denominated	20,000	35,000
U.S. dollar equivalent	$3,351	5,837

(C) Fair values approximate carrying values because the borrowings bear interest at variable rates.

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarter periods ended June 30, are as follows:

		Quarter Ended June 30,
(In thousands)		2014	2013
Interest and debt costs incurred, net of interest capitalized	$	13,129	8,913
Interest costs capitalized		2,872	2,963
Total interest and debt costs	$	16,001	11,876

(6)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters ended June 30, are as follows:

	Quarter Ended June 30,
(In thousands, except share and per share data)	2014	2013
Net Income available to common shareholders (A)	$43,673	30,083
Weighted average outstanding shares of common stock, basic (B)	49,580,038	49,226,911
Dilutive effect of options and restricted stock awards and units	282,986	331,090
Weighted average common stock and equivalents (C)	49,863,024	49,558,001

Earnings per share, basic (A/B)	$0.88	0.61
Earnings per share, diluted (A/C)	$0.88	0.61
Additional information:
Antidilutive incremental options and restricted stock awards and units	---	17,755

(7)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels and ROVs, by vessel type, as of June 30, 2014:

(In thousands, except vessel count)	Number of Vessels/ROVs	Total Cost	Invested Through 6/30/14	Remaining Balance 6/30/14
Vessels under construction:
Deepwater PSVs	26	$843,784	230,331	613,453
Towing-supply vessels	6	116,143	55,909	60,234
Other	1	8,014	8,014	---
Total vessel commitments	33	967,941	294,254	673,687
Total ROV commitments	2	14,980	3,694	11,286
Total commitments	35	$982,921	297,948	684,973

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater PSVs under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing-supply vessels under construction are AHTS vessels that have 7,145 brake horsepower (BHP). The new-build vessels are estimated to deliver starting in August 2014, with delivery of the final new-build vessel expected in June 2016. The company also has new-build commitments for two ROVs at June 30, 2014 with delivery dates in November of 2014.

With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced a significant number of the older vessels of its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund current and future commitments in connection with the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

Currently the company is continuing to experience substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2014. The company had committed and invested $8.0 million as of June 30, 2014.

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

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered timely and in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support that is acceptable to the company is not available or cost effective, the company endeavors to limit its credit risk by minimizing pre-delivery payments and through other contract terms with the shipyard.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated in late 2014 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, elements of new legislation (the “forex law”) became effective that require oil companies participating in concessions that engage in exploration and production activities offshore Angola to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated currencies other than Angolan kwanzas. The forex law (and interpretations of the forex law by a number of market participants absent official guidance from the National Bank of Angola or the government of Angola) have resulted in, and will likely continue to result in, substantial customer payments to Sonatide being made in Angolan kwanzas. Such a result has been, and could continue to be, unfavorable because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds may result in payment delays, currency devaluation risk prior to conversion of kwanzas to dollars, additional costs to convert kwanzas into dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated an agreement (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided offshore (that can be paid in dollars). We anticipate that Sonatide will soon execute the agreed form of consortium agreement (which the company understands is comparable to arrangements utilized, or intended to be utilized, by other service companies operating in Angola).

The company understands that the National Bank of Angola may issue a clarifying interpretation of the forex law by the end of calendar 2014. Any clarifying interpretation provided by the National Bank of Angola, and the resulting method and form of payment for goods and services that is utilized by the oil companies operating offshore Angola, should allow Sonatide, the company and other market participants to better assess the risk profile of the Angolan market over the longer term (i.e., this is an industry issue).

As of June 30, 2014, the company had approximately $430 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue (billed and unbilled) related to services performed by the company through the Sonatide joint venture. These amounts began to accumulate in late calendar 2012, when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in June 2013, when the second provision of the forex law took effect (and the local payments had to be made in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. In the interim, the company has been using its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

In the first quarter of fiscal 2015, Sonatide began sending invoices to those customers who have insisted on paying U.S. dollar denominated invoices in kwanza. As invoices are paid in kwanza, Sonatide will seek to convert those kwanzas into U.S. dollars and utilize those U.S. dollars to pay the amounts that Sonatide owes the company. That conversion and expatriation process is subject to those risks and considerations set forth above. In addition, since February 2014, Sonatide has been entering into several customer agreements that contain split dollar/kwanza payments (typically 70% dollars and 30% kwanzas). While the company is confident, based on advice of counsel, that these split payment contracts comply with current Angolan law, it is not clear if this type of contracting will be available to Sonatide over the longer term. To the extent the National Bank of Angola issues the above referenced clarifying interpretation of the forex law or standard market practices develop in Angola in regards to split payment contracts without objection by the National Bank of Angola, the company expects that Sonatide will more broadly utilize split payment contracts.

For the quarter ended June 30, 2014, the company collected approximately $91 million from Angolan customers, which represents slightly more than the approximately $87 million in revenue generated for the same period. Of the $91 million collected, approximately $59 million represented dollars held by Sonatide or dollars collected from other customers that did not need to be converted to U.S. dollars prior to payment to Tidewater. The remaining $32 million of the total amount collected resulted from Sonatide’s conversion of kwanzas to dollars and subsequent payment to Tidewater. The company believes that the process for converting kwanzas is functioning reasonably well given that the conversion process is still developing.

For the quarter ended June 30, 2014, Tidewater’s Angolan operations generated vessel revenues of approximately $87 million, or 23%, of its consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels that are marketed through the Sonatide joint venture (four of which were stacked on average during the quarter ended June 30, 2014), and, for the quarter ended June 30, 2013, generated vessel revenues of approximately $98 million, or 29%, of consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels (five of which were stacked on average during the quarter ended June 30, 2013).

The Sonatide joint venture owns ten vessels and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). As of June 30, 2014 and March 31, 2014, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $66 million and $62 million, respectively.

Due from affiliate at June 30, 2014 and March 31, 2014 of approximately $430 million and $430 million, respectively, represents cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers that are expected to be remitted to the company through Sonatide.

Due to affiliate at June 30, 2014 and March 31, 2014 of approximately $118 million and $86 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $51 million and $43 million, respectively) and other costs paid by Sonatide on behalf of the company.

Management is exploring ways to continue to profitably participate in the Angolan market while reducing the overall level of exposure of the company to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where demand for the company’s vessels remains strong. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in the area. Redeployment of vessels to other markets in the period beginning April 1, 2014 through July 31, 2014 has been more significant (net 9 vessels transferred out of Angola) than in prior periods.

We believe the global market for offshore support vessels is currently well balanced, with offshore vessel supply approximately equal to offshore vessel demand; however, there would likely be negative financial impacts associated with the redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels at prevailing market day rates.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $70.3 million as of June 30, 2014). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $67.6 million as of June 30, 2014) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $57.6 million as of June 30, 2014) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $12.7 million as of June 30, 2014) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Potential for Future Brazilian State Tax Assessment

The company is aware that a Brazilian state in which the company operates has notified two of the company’s competitors that they are liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels that such competitors operate within the coastal waters of such state pursuant to charter agreements. The import tax being asserted is equal to a percentage (which could be as high as 16% for vessels entering that state’s waters prior to December 31, 2010 and 3% thereafter) of the affected vessels’ declared values. The company understands that the two companies involved are contesting the assessment through administrative proceedings before the taxing authority.

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that they have an import tax liability related to their vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company has imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012 and 2013, against the Brazilian state and has deposited (or, in recent cases, is in the process of depositing) the respective state tax for these newly imported vessels. As of June 30, 2014, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

The tribunal has concluded the briefing and hearings to determine the merits of the claims over which the tribunal has jurisdiction. The final hearings on the merits were held in Washington, D.C. on June 9 -12, 2014. The merits phase will determine whether the Republic of Venezuela violated the Venezuela-Barbados bilateral investment treaty and will value the property expropriated by Venezuela. At the time of the expropriation, the principal operating subsidiary had sizeable accounts receivable from PDVSA and Petrosucre, denominated in both U.S. Dollars and Venezuelan Bolivars.

The next step is for the tribunal to issue its written determination on the merits. The time frame for issuance of that written determination by the tribunal is uncertain.

Legal Proceedings

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. For additional information on certain of our ongoing legal proceedings, see Part II, Item 1: Legal Proceedings.

(8)	FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of June 30, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,277	4,277	---	---
Preferred stock	---	---	---	---
Foreign stock	190	190	---	---
American depository receipts	1,807	1,807	---	---
Preferred American depository receipts	15	15	---	---
Real estate investment trusts	40	40	---	---
Debt securities:
Government debt securities	2,002	1,426	576	---
Open ended mutual funds	1,827	1,827	---	---
Cash and cash equivalents	305	21	284	---
Total	$10,463	9,603	860	---
Other pending transactions	(119)	(119)	---	---
Total fair value of plan assets	$10,344	9,484	860	---

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2014:
(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,141	4,141	---	---
Preferred stock	---	---	---	---
Foreign stock	231	231	---	---
American depository receipts	1,809	1,809	---	---
Preferred American depository receipts	15	15	---	---
Real estate investment trusts	38	38	---	---
Debt securities:
Government debt securities	1,975	1,363	612	---
Open ended mutual funds	1,797	1,797	---	---
Cash and cash equivalents	369	57	312	---
Total	$10,375	9,451	924	---
Other pending transactions	(90)	(90)	---	---
Total fair value of plan assets	$10,285	9,361	924	---

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

The company had two spot contracts outstanding at June 30, 2014 which had a notional value of $6.7 million and settled by July 2, 2014. The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million and settled by April 2, 2014.

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

The company did not have any forward contracts outstanding at June 30, 2014 and March 31, 2014.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of June 30, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$1,876	1,876	---	---
Total fair value of assets	$1,876	1,876	---	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2014:
(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$16,559	16,559	---	---
Total fair value of assets	$16,559	16,559	---	---

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2014 and 2013, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

(In thousands)	June 30, 2014	June 30, 2013
Amount of impairment incurred	$950	3,872
Combined fair value of assets incurring impairment	220	4,305

(9)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at June 30, 2014 and March 31, 2014 is as follows:

(In thousands)	June 30, 2014	March 31, 2014
Recoverable insurance losses	$2,081	5,219
Deferred income tax assets	33,099	34,376
Deferred finance charges – revolver	8,335	8,728
Savings plans and supplemental plan	23,687	23,212
Noncurrent tax receivable	9,106	9,106
Other	16,443	15,744
	$92,751	96,385

A summary of accrued expenses at June 30, 2014 and March 31, 2014 is as follows:
(In thousands)	June 30, 2014	March 31, 2014
Payroll and related payables	$28,754	27,248
Commissions payable	6,785	8,263
Accrued vessel expenses	87,252	96,468
Accrued interest expense	2,956	14,816
Other accrued expenses	5,608	10,507
	$131,355	157,302

A summary of other current liabilities at June 30, 2014 and March 31, 2014 is as follows:
(In thousands)	June 30, 2014	March 31, 2014
Taxes payable	$55,415	56,080
Deferred gain on vessel sales - current	15,514	13,996
Other	560	491
	$71,489	70,567

A summary of other liabilities and deferred credits at June 30, 2014 and March 31, 2014 is as follows:

(In thousands)	June 30, 2014	March 31, 2014
Postretirement benefits liability	$22,330	23,185
Pension liabilities	37,146	35,234
Deferred gain on vessel sales	89,642	85,316
Other	35,638	35,469
	$184,756	179,204

(10)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. This new revenue recognition guidance is effective for the company in the first quarter of fiscal 2018 and may be implemented retrospectively to all years presented or in the period of adoption through a cumulative adjustment. The company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

(11)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters ended June 30, 2014 and 2013. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended June 30,
(In thousands)	2014	2013
Revenues:
Vessel revenues:
Americas	$119,983	90,244
Asia/Pacific	40,249	42,956
Middle East/North Africa	55,539	41,213
Sub-Saharan Africa/Europe	165,739	157,217
	381,510	331,630
Other operating revenues	4,167	2,455
	$385,677	334,085

Vessel operating profit:
Americas	$30,208	20,301
Asia/Pacific	(971)	10,289
Middle East/North Africa	11,793	10,123
Sub-Saharan Africa/Europe	37,602	17,519
	78,632	58,232
Other operating profit	(2,423)	(392)
	76,209	57,840

Corporate general and administrative expenses	(12,332)	(15,845)
Corporate depreciation	(816)	(710)
Corporate expenses	(13,148)	(16,555)

Gain on asset dispositions, net	2,943	2,140
Operating income	$66,004	43,425
Foreign exchange loss	(1,289)	(89)
Equity in net earnings of unconsolidated companies	5,283	4,420
Interest income and other, net	622	740
Interest and other debt costs, net	(13,129)	(8,913)
Earnings before income taxes	$57,491	39,583

Depreciation and amortization:
Americas	$11,408	10,110
Asia/Pacific	4,386	4,525
Middle East/North Africa	6,582	5,606
Sub-Saharan Africa/Europe	19,049	19,155
	41,425	39,396
Other	870	2
Corporate	816	710
	$43,111	40,108

Additions to properties and equipment:
Americas	$16,238	3,194
Asia/Pacific	73	515
Middle East/North Africa	430	139
Sub-Saharan Africa/Europe (A)	2,575	336,471
	19,316	340,319
Other	4,036	---
Corporate (B)	21,746	61,850
	$45,098	402,169

(A)	Included in Sub-Saharan Africa/Europe for the quarter ended June 30, 2013 is $245.6 million related to vessels acquired through the acquisition of Troms Offshore.

(B)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at June 30, 2014 and March 31, 2014:

(In thousands)	June 30, 2014	March 31, 2014
Total assets:
Americas	$1,101,797	1,017,736
Asia/Pacific	445,919	421,379
Middle East/North Africa	603,971	613,303
Sub-Saharan Africa/Europe	2,293,931	2,383,507
	4,445,618	4,435,925
Other	36,276	31,545
	4,481,894	4,467,470
Investments in, at equity, and advances to unconsolidated companies	67,926	63,928
	4,549,820	4,531,398
Corporate (A)	381,024	354,431
	$4,930,844	4,885,829

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At June 30, 2014 and March 31, 2014, $250.1 million and $228.9 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters ended June 30, 2014 and 2013:

	Quarter Ended June 30,
Revenue by vessel class: (In thousands):	2014	% of Vessel Revenue	2013	% of Vessel Revenue
Americas fleet:
Deepwater	$82,282	21%	55,032	17%
Towing-supply	29,517	8%	27,670	8%
Other	8,184	2%	7,542	2%
Total	$119,983	31%	90,244	27%
Asia/Pacific fleet:
Deepwater	$24,242	7%	24,292	7%
Towing-supply	15,037	4%	17,722	6%
Other	970	<1%	942	<1%
Total	$40,249	11%	42,956	13%
Middle East/North Africa fleet:
Deepwater	$19,467	5%	15,852	5%
Towing-supply	35,279	9%	24,497	7%
Other	793	<1%	864	<1%
Total	$55,539	15%	41,213	13%
Sub-Saharan Africa/Europe fleet:
Deepwater	$91,691	24%	87,251	26%
Towing-supply	55,436	14%	54,860	17%
Other	18,612	5%	15,106	4%
Total	$165,739	43%	157,217	47%
Worldwide fleet:
Deepwater	$217,682	57%	182,427	55%
Towing-supply	135,269	35%	124,749	38%
Other	28,559	8%	24,454	7%
Total	$381,510	100%	331,630	100%

(12)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

The company performed its most recent annual goodwill impairment assessment during the quarter ended December 31, 2013 and determined that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. The Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region. In recent years, the company has both disposed of older vessels that previously worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. A goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

During the first quarter of fiscal 2014, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

Goodwill by reportable segment at June 30, 2014 and 2013 is as follows:

(In thousands)	March 31, 2014	Goodwill acquired	Impairments	June 30, 2014
Americas	$114,237	---	---	114,237
Sub-Saharan Africa/Europe	169,462	---	---	169,462
Total carrying amount (A)	$283,699	---	---	283,699

(In thousands)	March 31, 2013	Goodwill acquired	Impairments	June 30, 2013
Americas	$114,237	---	---	114,237
Asia/Pacific	56,283	---	---	56,283
Sub-Saharan Africa/Europe	127,302	42,160	---	169,462
Total carrying amount (B)	$297,822	42,160	---	339,982

(A)

The total carrying amount of goodwill at June 30, 2014 is net of accumulated impairment charges $30.9 million and $56.3 million related to the Middle East/North Africa and Asia/Pacific segments, respectively.

(B)	The total carrying amount of goodwill at June 30, 2013 is net of accumulated impairment charges $30.9 million related to the Middle East/North Africa segment.

(13)	SALE/LEASEBACK ARRANGEMENTS

During the first quarter of fiscal 2015, the company sold one vessel to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transaction resulted in proceeds to the company of $13.4 million and a deferred gain of $9.4 million. The carrying value of the vessel was $4.0 million at the date of sale. The lease will expire in the quarter ending June 2021. Under the sale/leaseback agreement the company has the right to re-acquire the vessel at 61% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessel at its then fair market value at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates.

The company is accounting for this transaction as a sale/leaseback with operating lease treatment and will expense lease payments over the lease term. The deferred gain will be amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessel would reduce the vessels’ stated cost if the company elected to exercise the purchase options.

As of June 30, 2014, the future minimum lease payments for this sale/leaseback are as follows:

Fiscal year ending	Amount (In thousands)
Remaining nine-months of 2015	$804
2016	1,072
2017	1,072
2018	1,191
2019	1,310
Thereafter	2,620
Total future lease payments	$8,069

(14)	ACQUISITION

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of June 30, 2014, and the related condensed consolidated statements of earnings, comprehensive income, cash flows, and equity for the three-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2014, and the related consolidated statements of earnings, comprehensive income, equity and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

August 6, 2014

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Annual Report on Form 10-K, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control. Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission (SEC) on May 21, 2014, and elsewhere in the Form 10-Q. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

In certain places in this report, we may refer to reports published by third parties that purport to describe trends or developments in energy production and drilling and exploration activity. The company does so for the convenience of our investors and potential investors and in an effort to provide information available in the market that will lead to a better understanding of the market environment in which the company operates. The company specifically disclaims any responsibility for the accuracy and completeness of such information reports and undertakes no obligation to update such information.

The following information contained in this Form 10-Q should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report and related disclosures and the company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the SEC on May 21, 2014.

About Tidewater

The company’s vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At June 30, 2014, the company owned or chartered 287 vessels (of which 11 were owned by joint ventures and 11 were stacked) and 6 ROVs available to serve the global energy industry.

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

The company’s revenues in all segments are driven primarily by the company’s ability to maintain a substantial fleet of vessels that are modern and efficient, vessel utilization and day rates. Because a sizeable portion of the company’s operating costs and its depreciation does not change proportionally with changes in revenue, the company’s operating profit is largely dependent on revenue levels.

Principal Factors That Drive Our Operating Costs

Operating costs consist primarily of crew costs, repair and maintenance costs, insurance costs and loss reserves, fuel, lube oil and supplies costs and other vessel operating costs.

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. Competition for skilled crew personnel has intensified as with the delivery of recently built offshore rigs and support vessels. The delivery of new-build offshore rigs and support vessels currently under construction may further increase the number of technologically sophisticated offshore rigs and support vessels operating worldwide. It is expected that crew cost will likely continue to increase as competition for skilled personnel intensifies. This trend of increasing personnel costs will also be affected by the company’s commencement of the operation of ROVs, which generally require more highly compensated personnel than the company’s existing fleet.

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings are required to meet regulatory requirements. The company will generally incur drydocking and other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or major or repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repairs and maintenance costs, but it also generally continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, major repairs and maintenance and drydockings take on an increased significance to the company and its financial performance. Older vessels may require frequent and expensive repairs and maintenance. Newer vessels (generally those built after 2000), which now account for a very high percentage of the company’s revenues and vessel margin (vessel revenues less vessel operating costs), can also require expensive major repairs and maintenance, even in the early years of their useful lives, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, repair and maintenance expense in any period could decline. The combination of these factors can create volatility in period to period repairs and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons of financial results more difficult.

Although the company attempts to efficiently manage its major repairs and maintenance and drydocking schedule, changes in the demand for (and supply of) shipyard services can result in heavy workloads at shipyards and inflationary pressure on shipyard pricing. In recent years, increases in major repair and maintenance and drydocking costs and days off hire (due to vessels being drydocked) have contributed to volatility in the company’s repair and maintenance costs and vessel revenue. In addition, some of the more recently constructed vessels are now experiencing their first or second required regulatory drydockings and associated major repairs and maintenance.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated in late 2014 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, elements of new legislation (the “forex law”) became effective that require oil companies participating in concessions that engage in exploration and production activities offshore Angola to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law (and interpretations of the forex law by a number of market participants absent official guidance from the National Bank of Angola or the government of Angola) have resulted in, and will likely continue to result in, substantial customer payments to Sonatide being made in Angolan kwanzas. Such a result has been, and could continue to be, unfavorable because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds may result in payment delays, currency devaluation risk prior to conversion of kwanzas to dollars, additional costs to convert kwanzas into dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated an agreement (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided offshore (that can be paid in dollars). We anticipate that Sonatide will soon execute the agreed form of consortium agreement (which the company understands is comparable to arrangements utilized, or intended to be utilized, by other service companies operating in Angola).

The company understands that the National Bank of Angola may issue a clarifying interpretation of the forex law by the end of calendar 2014. Any clarifying interpretation provided by the National Bank of Angola, and the resulting method and form of payment for goods and services that is utilized by the oil companies operating offshore Angola, should allow Sonatide, the company and other market participants to better assess the risk profile of the Angolan market over the longer term (i.e., this is an industry issue).

As of June 30, 2014, the company had approximately $430 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue (billed and unbilled) related to services performed by the company through the Sonatide joint venture. These amounts began to accumulate in late calendar 2012, when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in June 2013, when the second provision of the forex law took effect (and the local payments had to be made in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. In the interim, the company has been using its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

In the first quarter of fiscal 2015, Sonatide began sending invoices to those customers who have insisted on paying U.S. dollar denominated invoices in kwanza. As invoices are paid in kwanza, Sonatide will seek to convert those kwanzas into U.S. dollars and utilize those U.S. dollars to pay the amounts that Sonatide owes the company. That conversion and expatriation process is subject to those risks and considerations set forth above. In addition, since February 2014, Sonatide has been entering into several customer agreements that contain split dollar/kwanza payments (typically 70% dollars and 30% kwanzas). While the company is confident, based on advice of counsel, that these split payment contracts comply with current Angolan law, it is not clear if this type of contracting will be available to Sonatide over the longer term. To the extent the National Bank of Angola issues the above referenced clarifying interpretation of the forex law or standard market practices develop in Angola in regards to split payment contracts without objection by the National Bank of Angola, the company expects that Sonatide will more broadly utilize split payment contracts.

For the quarter ended June 30, 2014, the company collected approximately $91 million from Angolan customers, which represents slightly more than the approximately $87 million in revenue generated for the same period. Of the $91 million collected, approximately $59 million represented dollars held by Sonatide or dollars collected from other customers that did not need to be converted to U.S. dollars prior to payment to Tidewater. The remaining $32 million of the total amount collected resulted from Sonatide’s conversion of kwanzas to dollars and subsequent payment to Tidewater. The company believes that the process for converting kwanzas is functioning reasonably well given that the conversion process is still developing.

For the quarter ended June 30, 2014, Tidewater’s Angolan operations generated vessel revenues of approximately $87 million, or 23%, of its consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels that are marketed through the Sonatide joint venture (four of which were stacked on average during the quarter ended June 30, 2014), and, for the quarter ended June 30, 2013, generated vessel revenues of approximately $98 million, or 29%, of consolidated vessel revenue, from an average of approximately 88 Tidewater-owned vessels (five of which were stacked on average during the quarter ended June 30, 2013).

The Sonatide joint venture owns ten vessels and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). As of June 30, 2014 and March 31, 2014, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $66 million and $62 million, respectively.

Due from affiliate at June 30, 2014 and March 31, 2014 of approximately $430 million and $430 million, respectively, represents cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers that are expected to be remitted to the company through Sonatide.

Due to affiliate at June 30, 2014 and March 31, 2014 of approximately $118 million and $86 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $51 million and $43 million, respectively) and other costs paid by Sonatide on behalf of the company.

Management is exploring ways to continue to profitably participate in the Angolan market while reducing the overall level of exposure of the company to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where demand for the company’s vessels remains strong. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in the area. Redeployment of vessels to other markets in the period beginning April 1, 2014 through July 31, 2014 has been more significant (net 9 vessels transferred out of Angola) than in prior periods.

We believe the global market for offshore support vessels is currently well balanced, with offshore vessel supply approximately equal to offshore vessel demand; however, there would likely be negative financial impacts associated with the redeployment of vessels to other markets, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels at prevailing market day rates.

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

As of August 20, 2012, more than 50% of the world’s vessel tonnage ratified the Convention meeting the requisites for the Convention to become law, beginning one year from signatory countries’ respective dates of ratification. To date, the Convention has become law in 39 of the 61 countries that ratified the Convention, with more dates of enforcement continuing in the forthcoming months.

The 62 countries that have ratified are: Antigua and Barbuda, Argentina, Australia, Bahamas, Bangladesh, Barbados, Belgium, Belize, Benin, Bosnia and Herzegovina, Bulgaria, Canada, Croatia, Cyprus, Denmark, Fiji, Finland, France, Gabon, Germany, Ghana, Greece, Hungary, Islamic Republic of Iran, Italy, Japan, Kiribati, Republic of the Congo, Republic of Korea, Latvia, Lebanon, Liberia, Lithuania, Luxembourg, Malaysia, Malta, Marshall Islands, Mauritius, Morocco, Netherlands, Nicaragua, Nigeria, Norway, Palau, Panama, Philippines, Poland, Russian Federation, Saint Kitts and Nevis, St. Vincent and the Grenadines, Samoa, Serbia, Seychelles, Singapore, South Africa, Spain, Sweden, Switzerland, Togo, Tuvalu, United Kingdom, and Vietnam. Notably, although Bangladesh, Fiji, Gabon, and Lebanon have submitted instruments of ratification, their respective registrations for Member state social protection benefits are still pending.

Because the company has steadfastly maintained that this Convention is unnecessary in light of existing international labor laws that offer substantial equivalency to the labor provisions of the Convention, the company actively worked with its flag state and industry representatives to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. The company continues Convention certification on its vessels on an “as needed” priority basis linked to dates of enforcement by countries, drydock transits, or ocean voyages.

The company continues to assess its global seafarer labor relationships and to review its fleet operational practices in light of the Convention requirements. In those circumstances where the Convention does apply, the company and its customers’ operations may be negatively affected by future compliance costs, which cannot be reasonably estimated at this time.

Macroeconomic Environment and Outlook

The primary driver of our business (and revenues) is the level of our customers’ capital and operating expenditures for offshore oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand and estimates of current and future oil and natural gas production. The prices of crude oil and natural gas are critical factors in our customers’ investment and spending decisions, including their decisions to contract drilling rigs and offshore support vessels in support of offshore exploration, field development and production activities in the various international or U.S. markets.

The price of crude oil has experienced considerably less volatility over the previous twelve months, however, some analysts believe that more volatility is on the horizon due to global economic uncertainties and possible supply interruptions in the Middle East and North Africa, somewhat offset by higher growth of U.S. crude production. The global economy experienced a modest overall recovery during calendar year 2013 and has experienced incrementally higher growth levels in calendar year 2014; however, some analysts have tempered their original growth forecasts. Overall economic growth during calendar 2014 has been led by China, India, the Euro-zone and the U.S. As a result of these worldwide economic improvements, demand for crude in calendar year 2014 is also expected to increase at a rate higher than in calendar 2013.

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for, and the price of, crude oil, which during July 2014, was trading around $104 per barrel for West Texas Intermediate (WTI) crude and around $111 per barrel for Intercontinental Exchange (ICE) Brent crude. The favorable pricing outlook for crude oil bodes well for increases in drilling and exploration activity, which should support increases in demand for the company’s vessels.

The continuing rise in production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Earlier in the year, natural gas inventories in the U.S. declined from their historical highs primarily due to increased consumption during and a colder than average winter. More recently, however, natural gas inventories have increased, once again exerting downward pressure on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of conventional or unconventional crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High levels of onshore gas production along with a prolonged downturn in natural gas prices would be expected over the short and intermediate term to have a negative impact on the offshore exploration and development plans of energy companies, which in turn would suppress demand for offshore support vessel services, primarily in the Americas segment (specifically our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource). In July 2014, natural gas was trading in the U.S. at approximately $4.40 per Mcf which is significantly higher than $3.60 per Mcf in July 2013.

Certain oil and gas industry analysts have reported in their surveys of 2014 Exploration and Production (E&P) expenditure (both land-based and offshore) surveys that global capital expenditure budgets for E&P companies are forecast to increase in calendar year 2014 by 4%-6% over calendar year 2013 levels, with global offshore spending expected to grow at a considerably faster rate than global onshore spending. The surveys further note that international capital spending budgets will increase approximately 4%-6% while North American capital spending budgets are forecast to increase 4%-7% as compared to 2013 estimated levels. It is anticipated by these analysts that the North American capital budget increases will be driven by onshore projects as well as offshore in the U.S. GOM, while international E&P spending is expected to be largely offshore, with the strongest markets expected to include Latin America and the Middle East. Capital expenditure budgets incorporated into the spending surveys were based on an approximate $89-$92 WTI and $98 Brent average prices per barrel of oil. E&P companies are estimated to be using an approximate $3.66-$3.91 per Mcf average natural gas price for their 2014 capital budgets.

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

Reports published by IHS-Petrodata in July of 2014 indicate that the worldwide movable offshore drilling rig count, estimated at approximately 940 rigs, approximately 35% of which are designed to operate in deeper waters, will increase with the delivery within the next several years of approximately 100 new-build deepwater rigs that are on order and under construction. Of the estimated 940 movable offshore rigs worldwide, approximately 700 offshore rigs were working as of July 2014, approximately 250 of which are designed to operate in deeper waters. It is further estimated that approximately 40% of the approximate total 250 new-build rigs are being built to operate in deeper waters, which we believe highlights offshore rig owner’s expectation for increased deepwater exploration and development in the coming years. Investment is also being made in the floating production unit market, with approximately 78 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 390 floating production units already in existence worldwide. There is some uncertainty as to how many of the deepwater rigs currently under construction, will either increase the working fleet or replace older, less productive drilling units.

In addition to the increase in deepwater drilling activity, worldwide shallow-water exploration and production activity has also increased during the last 12 months. According to IHS-Petrodata, with approximately 400 working jack up rigs as of July 2014, the number of working jack-up rigs represents an increase of approximately 3% from the number of jack-up rigs working a year ago. Orders for new jack-up rigs have also increased nearly 32% over the last 12 months to approximately 140 jack-up rigs, nearly all of which are scheduled for delivery in the next three years. As discussed above with regards to the deepwater rig market, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

In recent reports, IHS-Petrodata also estimated that total worldwide working offshore rigs (including rigs designed to operate in deeper water and jack-up rigs) will increase by approximately 50 rigs, or approximately 7%, in our fiscal 2015. Based on this estimate, the growth in the worldwide working rig count in fiscal 2015 would be comparable to that experienced in our fiscal 2014.

Also according to IHS-Petrodata, there are approximately 460 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) under construction, on order or planned as of July 2014, most of which are expected to be delivered to the worldwide offshore vessel market within the next two years. Also as of July 2014, the worldwide fleet of these classes of vessels is estimated at approximately 3,150 vessels, of which Tidewater estimates more than 10% are currently stacked or are not being actively marketed by the vessels’ owners.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 680 vessels, or 22%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates 40% to 50% are either stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. Additional vessel demand, which could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could also be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units.

Fiscal 2015 First Quarter Business Highlights

During the first three months of fiscal 2015 the company continued to focus on enhancing its competitive advantages and its market share in international markets and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older vessels that had more limited market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels. Operating management focused on safe operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At June 30, 2014, the company had 276 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 9.4 years. The average age of 245 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is approximately 6.9 years.

The company’s consolidated net earnings for the first quarter of fiscal 2015 increased 45%, or $13.6 million, as compared to the first quarter of fiscal 2014, primarily due to a 15% increase in revenues, which was partially offset by an 11% increase in vessel operating costs, an 8% increase in depreciation expense and a 62% increase in vessel operating lease expense. The company recorded $381.5 million in vessel revenues during the first quarter of fiscal 2015, which is an increase of $49.9 million over the vessel revenue earned during the first quarter of fiscal 2014. The increase in vessel revenues was due to increased utilization from a larger fleet of newer, more sophisticated vessels, a full quarter of revenues from the company’s Troms Offshore subsidiary and a 10% increase in our total worldwide fleet average day rates due to the operation of higher specification equipment and a generally improving market environment.

Vessel revenues generated by the company’s Americas segment increased approximately 33%, or $29.7 million, during the first quarter of fiscal 2015 as compared to the vessel revenues earned during the first quarter of fiscal 2014, primarily due to a $27.3 million increase in revenues earned on the deepwater vessels as a result of an 11 percentage point increase in utilization rates and an increase in the number of deepwater vessels operating in the area. Vessel operating costs for the Americas segment also increased 30%, or $14.7 million, during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment decreased 6%, or $2.7 million, during the first quarter of fiscal 2015 as compared to the revenues earned during the first quarter of fiscal 2014, primarily due to a decrease in the number of towing-supply/supply vessels operating in this segment because of vessels transferring to other segments where market opportunities are considered more attractive. Vessel operating costs for the Asia/Pacific segment increased 39%, or $9.1 million (inclusive of a 271%, or $5.7 million increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods due to the preparation and execution of certain projects in Australia.

Vessel revenues generated by our Middle East/North Africa segment increased 35%, or $14.3 million, during the first quarter of fiscal 2015 as compared to the revenues earned during the first quarter of fiscal 2014, primarily due to increased revenues from the towing-supply and deepwater vessel classes. Vessel operating costs for the Middle East/North Africa segment increased 54%, or $11.4 million million (inclusive of a 167%, or $5.5 million increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment increased 5%, or $8.5 million, during the first quarter of fiscal 2015 as compared to the revenues earned during the first quarter of fiscal 2014, primarily due to a $4.4 million increase in revenues earned on the deepwater vessels as a result of an 11% increase in average day rates and the inclusion of a full quarter of operations of the company’s Troms Offshore subsidiary which was acquired in June of 2013. Revenues from the other vessel classes also increased $3.5 million, during the same comparative periods, due to an eight percentage point increase in utilization rates and a 14% increase in average day rates. Vessel operating costs for the Sub-Saharan Africa/Europe segment decreased 14%, or $14.2 million (inclusive of a 36%, or $12.2 million decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs).

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments which are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters ended June 30, 2014 and 2013:

		Quarter Ended June 30,
(In thousands)		2014	%	2013	%
Vessel revenues:
Americas	$	119,983	31%	90,244	27%
Asia/Pacific		40,249	11%	42,956	13%
Middle East/North Africa		55,539	15%	41,213	13%
Sub-Saharan Africa/Europe		165,739	43%	157,217	47%
Total vessel revenues	$	381,510	100%	331,630	100%

Vessel operating costs:
Crew costs	$	111,285	29%	93,232	28%
Repair and maintenance		47,732	13%	48,093	14%
Insurance and loss reserves		5,394	1%	6,020	2%
Fuel, lube and supplies		22,369	6%	18,805	6%
Other		30,464	8%	30,011	9%
Total vessel operating costs	$	217,244	57%	196,161	59%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters ended June 30, 2014 and 2013:

		Quarter Ended June 30,
(In thousands)		2014	2013
Other operating revenues	$	4,167	2,455
Costs of other operating revenues		4,661	2,020

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the ended June 30, 2014 and 2013.

		Quarter Ended June 30,
(In thousands)		2014	%	2013	%
Vessel operating costs:
Americas:
Crew costs	$	36,566	31%	27,841	31%
Repair and maintenance		9,522	8%	8,858	10%
Insurance and loss reserves		1,601	1%	1,901	2%
Fuel, lube and supplies		7,542	6%	3,553	4%
Other		8,131	7%	6,470	7%
		63,362	53%	48,623	54%
Asia/Pacific:
Crew costs	$	18,285	45%	15,654	36%
Repair and maintenance		7,842	20%	2,112	5%
Insurance and loss reserves		431	1%	650	2%
Fuel, lube and supplies		3,758	9%	2,719	6%
Other		2,269	6%	2,354	6%
		32,585	81%	23,489	55%
Middle East/North Africa:
Crew costs	$	16,346	29%	10,464	25%
Repair and maintenance		8,780	16%	3,288	8%
Insurance and loss reserves		1,061	2%	802	2%
Fuel, lube and supplies		2,690	5%	3,868	9%
Other		3,674	7%	2,717	7%
		32,551	59%	21,139	51%
Sub-Saharan Africa/Europe:
Crew costs	$	40,088	24%	39,273	25%
Repair and maintenance		21,588	13%	33,835	22%
Insurance and loss reserves		2,301	2%	2,667	2%
Fuel, lube and supplies		8,379	5%	8,665	5%
Other		16,390	10%	18,470	12%
		88,746	54%	102,910	66%
Total operating costs	$	217,244	57%	196,161	59%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters ended June 30, 2014 and 2013:

		Quarter Ended June 30,
(In thousands)		2014	%	2013	%
Vessel operating profit:
Americas	$	30,208	8%	20,301	6%
Asia/Pacific		(971)	(1%)	10,289	3%
Middle East/North Africa		11,793	3%	10,123	3%
Sub-Saharan Africa/Europe		37,602	10%	17,519	5%
		78,632	20%	58,232	17%
Other operating profit		(2,423)	(1%)	(392)	(<1%)
		76,209	19%	57,840	17%

Corporate general and administrative expenses		(12,332)	(3%)	(15,845)	(5%)
Corporate depreciation		(816)	(<1%)	(710)	(<1%)
Corporate expenses		(13,148)	(3%)	(16,555)	(5%)

Gain on asset dispositions, net		2,943	1%	2,140	1%
Operating income	$	66,004	17%	43,425	13%
Foreign exchange loss		(1,289)	(<1%)	(89)	(<1%)
Equity in net earnings of unconsolidated companies		5,283	1%	4,420	1%
Interest income and other, net		622	<1%	740	<1%
Interest and other debt costs, net		(13,129)	(3%)	(8,913)	(3%)
Earnings before income taxes	$	57,491	15%	39,583	12%

Americas Segment Operations. Vessel revenues in the Americas segment increased 33%, or $29.7 million during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due primarily to higher revenues earned on deepwater vessels, which increased 50%, or $27.3 million, during the comparative periods. The increase in deepwater revenues is primarily the result of an increase in the number of deepwater vessels operating in the Americas segment resulting from new deliveries and vessels which were transferred from other segments. Also contributing to the increase in deepwater revenues in the Americas segment is an eleven percentage point increase in utilization rates because of the increased demand for deepwater drilling services notably in Brazil and the U.S. GOM.

At the beginning of fiscal 2015, the company had 10 stacked Americas-based vessels. During the first quarter of fiscal 2015, the company stacked two additional vessels and sold five vessels from the previously stacked vessel fleet, resulting in a total of seven stacked Americas-based vessels as of June 30, 2014.

Operating profit for the Americas segment increased 49%, or $9.9 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, primarily due to higher revenues, which were partially offset by a 30% or $14.7 million, increase in vessel operating costs (primarily crew costs, and fuel, lube and supplies costs), an increase in vessel operating lease costs and an increase in depreciation expense.

Crew costs increased 31%, or $8.7 million, fuel, lube and supplies costs increased 112%, or $4.0 million, and depreciation expense increased 13%, or $1.3 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due to an increase in the number of deepwater vessels operating in the segment. Vessel operating lease costs increased 405%, or $3.4 million, during the same comparative periods, due to the increase in the number of vessels operated by the company in the U.S GOM, Trinidad and Mexico pursuant to leasing arrangements.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment decreased 6%, or $2.7 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, primarily due to lower revenues earned on towing-supply vessels. Revenues from towing-supply vessels decreased 15%, or $2.7 million, during the same comparative periods, primarily due to the transfer of vessels to other segments where market opportunities are currently considered more attractive.

At the beginning of fiscal 2015, the company did not have any Asia/Pacific-based stacked vessels and did not stack any additional vessels during the quarter ended June 30, 2014.

Operating profit for the Asia/Pacific segment decreased 109%, or $11.3 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due to decreased revenues and a 39%, or $9.1 million, increase in vessel operating costs (primarily crew costs, repair and maintenance costs, and fuel, lube and supplies costs).

Crew costs increased 17%, or $2.6 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due to increased crew on vessels manned for certain projects and ramp up of crew for work on new contracts in Australia. Repair and maintenance costs increased 271%, or $5.7 million, during the same comparative periods, due to an increase in the number scheduled drydocks and additional inspections performed to prepare vessels for certain projects also in Australia. Fuel, lube and supplies costs increased 38%, or $1.0 million, during the same comparative periods, due to additional vessel mobilizations within the region.

Middle East/North Africa Segment Operations. Vessel revenues in the Middle East/North Africa segment increased 35%, or $14.3 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due to increased revenues from the towing-supply and deepwater vessel classes. Towing-supply vessel revenue increased 44% or $10.8 million, during the same comparative periods, due to a 22 percentage point increase in utilization rates, a 6% increase in average day rates and an increase in the number of towing-supply vessels operating in the segment. Deepwater vessel revenue increased 23% or $3.6 million, during the same comparative periods, due to an 18% increase in average day rates as well as an increase in the number of deepwater vessels operating in the segment. Increases in dayrates and overall utilization in Middle East/North Africa segment is primarily the result of increased operations in the Mediterranean Sea and offshore Saudi Arabia driven by an increase in the number of jack up rigs working in this region.

At the beginning of fiscal 2015, the company had one stacked Middle East/North Africa-based vessel which was sold during the quarter ended June 30, 2014. There are no stacked vessels remaining in the Middle East/North Africa region as of June 30, 2014.

Operating profit for the Middle East/North Africa segment increased 17%, or $1.7 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, primarily due to higher revenues which were offset by a 54%, or $11.4 million, increase in vessel operating costs (primarily crew costs and repair and maintenance), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 56%, or $5.9 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, primarily due to an increase in the number of vessels operating in the segment which was the result of the transfer of vessels from other segments. Repair and maintenance costs increased 167%, or $5.5 million, during the same comparative periods, due to an increase in the number of drydockings during the current period and the outfitting of vessels in preparation for the start of new term contracts. Depreciation expense increased 17% or $1.0 million, during the same comparative periods, also due to an increase in the number of vessels operating in the segment. General and administrative expenses increased 20%, or $0.8 million, during the same comparative periods, due to the increase in shore based personnel, primarily to support our growing operation in Saudi Arabia.

Sub-Saharan Africa/Europe Segment Operations. Vessel revenues in the Sub-Saharan Africa/Europe segment increased 5%, or $8.5 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014. Revenues from deepwater vessels increased 5%, or $4.4 million, primarily due to an 11% increase in average day rates from the replacement of older vessels operating in the area with the higher specification vessels that are generally required by our customers in the region and the inclusion of a full quarter of operations of the company’s Troms Offshore subsidiary which was acquired in June of 2013. These increases were partially offset by a reduction in the number of deepwater vessels in Sub-Saharan Africa due to transfers of vessels from Sub-Saharan Africa (in particular, Angola) to other regions. Revenues from other vessel classes also increased 23%, or $3.5 million, during the same comparative periods, due to an eight percentage point increase in utilization rates and a 14% increase in average day rates.

At the beginning of fiscal 2015, the company had four stacked Sub-Saharan Africa/Europe-based vessels. During the first quarter of fiscal 2015, the company stacked one additional vessel and sold one previously stacked vessel, resulting in a total of four stacked Sub-Saharan Africa/Europe-based vessels as of June 30, 2014.

Operating profit for the Sub-Saharan Africa/Europe segment increased 115%, or $20.1 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, primarily due to higher revenues as well as a 14%, or $14.2 million, decrease in vessel operating costs (primarily repair and maintenance costs), which were partially offset by an increase in general and administrative expenses.

Repair and maintenance costs decreased 36%, or $12.2 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014, due to the higher than normal volume of drydockings and major repairs during the first quarter of fiscal year 2014 due to deferrals from previous periods. General and administrative expenses increased 21%, or $3.1 million, during the same comparative periods, due to increases in administrative payroll (in part related to the acquisition of Troms Offshore which occurred in June of 2013).

Other Items. Insurance and loss reserves expense decreased 10%, or $0.6 million, during the first quarter of fiscal 2015 as compared to the first quarter of fiscal 2014 primarily due to downward adjustments to case-based and other reserves.

Gain on asset dispositions, net for the first quarter of fiscal 2015 increased $0.8 million, or 38%, as compared to the same period in fiscal 2014 primarily due to the amortization of $3.6 million of deferred gains related to sale/leaseback vessels and $0.3 million related to the sale of vessels and other assets which were offset by $1.0 million in asset impairments during the first quarter of fiscal 2015. During the first quarter of fiscal 2014 the company recognized a gain on sale of a shipyard of $4.0 million and gains of $2.1 million on the sale of vessels and other assets which were partially offset by $3.9 million in asset impairments.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters ended June 30, 2014 and 2013, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

		Quarter Ended June 30,
(In thousands)		2014	2013
Amount of impairment incurred	$	950	3,872
Combined fair value of assets incurring impairment		220	4,305

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by the demand created largely through the level of offshore exploration, field development and production spending by energy companies relative to the supply of offshore service vessels. Suitability of equipment and the quality of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Stacked vessels depress utilization rates because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (none at June 30, 2014) or vessels owned by joint ventures (11 vessels at June 30, 2014).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters ended June 30, 2014 and 2013:

		Quarter Ended June 30,
		2014	2013
REVENUE BY VESSEL CLASS (in thousands):
Americas fleet:
Deepwater	$	82,282	55,032
Towing-supply		29,517	27,670
Other		8,184	7,542
Total	$	119,983	90,244
Asia/Pacific fleet:
Deepwater	$	24,242	24,292
Towing-supply		15,037	17,722
Other		970	942
Total	$	40,249	42,956
Middle East/North Africa fleet:
Deepwater	$	19,467	15,852
Towing-supply		35,279	24,497
Other		793	864
Total	$	55,539	41,213
Sub-Saharan Africa/Europe fleet:
Deepwater	$	91,691	87,251
Towing-supply		55,436	54,860
Other		18,612	15,106
Total	$	165,739	157,217
Worldwide fleet:
Deepwater	$	217,682	182,427
Towing-supply		135,269	124,749
Other		28,559	24,454
Total	$	381,510	331,630

UTILIZATION:
Americas fleet:
Deepwater		88.7%	77.8
Towing-supply		62.7	43.3
Other		69.3	82.2
Total		74.8%	60.1
Asia/Pacific fleet:
Deepwater		70.6%	92.7
Towing-supply		90.7	64.5
Other		100.0	100.0
Total		83.5%	72.2
Middle East/North Africa fleet:
Deepwater		72.1%	91.3
Towing-supply		93.6	72.1
Other		91.9	44.7
Total		87.8%	73.3
Sub-Saharan Africa/Europe fleet:
Deepwater		86.3%	79.3
Towing-supply		75.3	67.6
Other		78.1	70.2
Total		79.5%	71.8
Worldwide fleet:
Deepwater		83.8%	81.2
Towing-supply		78.4	60.8
Other		76.9	71.5
Total		79.8%	68.8

		Quarter Ended June 30,
		2014	2013
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$	31,175	29,786
Towing-supply		16,559	15,161
Other		8,856	6,965
Total	$	22,443	18,977
Asia/Pacific fleet:
Deepwater	$	41,948	39,291
Towing-supply		13,017	13,022
Other		10,658	10,353
Total	$	22,066	20,749
Middle East/North Africa fleet:
Deepwater	$	25,081	21,202
Towing-supply		13,366	12,567
Other		4,742	4,750
Total	$	15,502	14,316
Sub-Saharan Africa/Europe fleet:
Deepwater	$	30,414	27,514
Towing-supply		16,867	15,386
Other		5,562	4,883
Total	$	17,179	15,993
Worldwide fleet:
Deepwater	$	31,061	28,572
Towing-supply		15,261	14,338
Other		6,306	5,496
Total	$	18,701	16,976

The day-based utilization percentages, average day rates and the average number of the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) by vessel class and in total for the quarters ended June 30, 2014 and 2013:

		Quarter Ended June 30,
		2014	2013
UTILIZATION:
Deepwater vessels
PSVs		86.8%	84.0
AHTS vessels		83.5	95.9
Towing-supply		84.9	81.7
Other		76.9	73.3
Total		83.7%	81.2

AVERAGE VESSEL DAY RATES:
Deepwater vessels
PSVs	$	30,802	28,689
AHTS vessels		34,116	29,561
Towing-supply		15,519	14,595
Other		6,706	5,843
Total	$	19,627	17,955

AVERAGE VESSEL COUNT:
Deepwater vessels
PSVs		76	69
AHTS vessels		12	11
Towing-supply		105	103
Other		52	53
Total		245	236

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters ended June 30, 2014 and 2013:

	Quarter Ended June 30,
	2014	2013
Americas fleet:
Deepwater	33	27
Towing-supply	31	46
Other	15	14
Total	79	87
Less stacked vessels	8	25
Active vessels	71	62
Asia/Pacific fleet:
Deepwater	9	7
Towing-supply	14	24
Other	1	1
Total	24	32
Less stacked vessels	--	6
Active vessels	24	26
Middle East/North Africa fleet:
Deepwater	12	9
Towing-supply	31	30
Other	2	4
Total	45	43
Less stacked vessels	1	3
Active vessels	44	40
Sub-Saharan Africa/Europe fleet:
Deepwater	38	44
Towing-supply	48	58
Other	47	48
Total	133	150
Less stacked vessels	4	10
Active vessels	129	140

Active owned or chartered vessels	268	268
Stacked vessels	13	44
Total owned or chartered vessels	281	312
Vessels withdrawn from service	---	1
Joint-venture and other	11	10
Total	292	323

Owned or chartered vessels include vessels stacked by the company. The company considers a vessel to be stacked if the vessel crew is furloughed and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 11 and 41 stacked vessels at June 30, 2014 and 2013, respectively. Most of the vessels stacked at June 30, 2014 are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at June 30, 2014 and March 31, 2014:

	June 30, 2014		March 31, 2014

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)

Owned vessels in active service	253	$ 3,238,898	257	$ 3,281,391
Stacked vessels	11	6,875	15	9,743
Marine equipment and other assets under construction		308,798		268,189
Other property and equipment (A)		60,603		62,285
Totals	264	$ 3,615,174	272	$ 3,621,608

(A)	Other property and equipment includes six ROVs the company took delivery of in fiscal 2014.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the three months ended June 30:

	Three Months Ended June 30,
	2014 (A)	2013
Number of vessels disposed by vessel type:
Deepwater PSVs	1	---
Towing-supply:
AHTS vessels	---	6
PSVs	5	2
Other	1	3
Total	7	11

Number of vessels disposed by segment:
Americas	5	1
Asia/Pacific	---	5
Middle East/North Africa	1	5
Sub-Saharan Africa/Europe	1	--
Total	7	11

(A)	Excluded from fiscal 2015 dispositions is one vessel that was sold and leased back by the company as disclosed in Note (13) in Notes to Consolidated Financial Statements

Vessel and Other Deliveries and Acquisitions

During the first quarter of fiscal 2015, the company did not take delivery of any new vessels.

During fiscal 2014, the company took delivery of six newly-built vessels and acquired nine vessels from third parties. Two of the delivered vessels are deepwater PSVs, which are both 303-feet in length. The 303-feet PSVs were constructed at a U.S. shipyard for a total aggregate cost of $123.3 million. The company also took delivery of two towing-supply PSVs, of which one is 220-feet in length, and one is 217-feet in length. These two vessels were constructed at an international shipyard for a total aggregate cost of $51.4 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6.0 million. In addition, the company acquired from third parties, two 290-feet deepwater PSVs for a total cost of $93.9 million and a 247-feet deepwater AHTS vessel for $29.0 million. The company also acquired a fleet of four deepwater PSVs, ranging from 280-feet to 285-feet, as a result of the Troms Offshore Supply AS acquisition. The purchase price allocated to these four vessels totals an aggregate $234.9 million. Two Troms vessel construction projects (related to a 270-foot, deepwater PSV and a 310-foot, deepwater PSVs) were also completed in fiscal 2014 for a total cost of $112.4 million. The company also acquired six ROVs for a total cost of $31.9 million.

In addition to the 21 deliveries noted above, we acquired two additional deepwater PSVs and six towing-supply class PSVs during fiscal 2014 which had been sold and leased back during fiscal 2008 and fiscal 2010. The company elected to repurchase these vessels from the lessors for an aggregate total of $78.8 million. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels.

Vessel and Other Commitments at June 30, 2014

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, and ROVs as of June 30, 2014:

(In thousands)	Number of Vessels/ROVs	Shipyard Location	Delivery Dates	Total Cost	Amount Invested 6/30/14	Remaining Balance 6/30/14
Towing-supply:
7,145 BHP AHTS	6	International	1/2015 - 2/2016	$116,143	55,909	60,234
Deepwater:
246-foot PSV	2	International	8/2014
261-foot PSV	6	International	9/2015 – 6/2016
264-foot PSV	1	United States	10/2014
268-foot PSV	2	International	2/2015, 5/2015
275-foot PSV (A)	10	International	9/2014 – 7/2015
292-foot PSV	1	International	5/2016
300-foot PSV	2	United States	9/2015, 2/2016
310-foot PSV	2	United States	11/2015, 2/2016
Total Deepwater PSVs	26			843,784	230,331	613,453
Other:
Fast supply boat	1	International	---	8,014	8,014	---
Total vessel commitments	33			$967,941	294,254	673,687
Total ROV commitments	2	United States	11/2014	$14,980	3,694	11,286
Total commitments	35			$982,921	297,948	684,973

(A)	Two different international shipyards are constructing six and four 275-foot PSVs, respectively.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2014. The company had committed and invested $8.0 million as of June 30, 2014.

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

The table below summarizes by vessel class and vessel type the number of vessels and ROVs expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various commitments as discussed above:

	Quarter Period Ended

Vessel class and type	09/14	12/14	03/15	06/15	09/15	Thereafter
Deepwater PSVs	5	4	3	2	3	9
Towing-supply vessels	---	---	1	1	1	3
Other	---	---	---	---	---	1
Total vessel commitments	5	4	4	3	4	13
Total ROV commitments	---	2	---	---	---	---
Total commitments	5	6	4	3	4	13

(In thousands)
Expected quarterly cash outlay	$130,207	135,523	124,933	120,099	53,749	120,462	(B)

(B)	The $120,462 of ‘Thereafter’ vessel construction obligations are expected to be paid as follows: $70,034 during fiscal 2016 and $50,428 during fiscal 2017.

Consistent with the approach we are taking on mitigating risk exposure in Angola and the other alternatives we have developed, we believe the company has retained the sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, bank term loans, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (6) of Notes to Condensed Consolidated Financial Statements. The company has $685.0 million in unfunded capital commitments associated with the 33 vessels and two ROVs currently under construction at June 30, 2014.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters ended June 30, 2014 and 2013 consist of the following components:

		Quarter Ended June 30,
(In thousands)		2014	%	2013	%
Personnel	$	30,740	8%	28,102	8%
Office and property		7,026	2%	7,738	2%
Sales and marketing		4,225	1%	2,512	1%
Professional services		6,487	2%	9,542	3%
Other		2,582	1%	2,586	1%
Total	$	51,060	14%	50,480	15%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters ended June 30, 2014 and 2013 were as follows:

		Quarter Ended June 30,
(In thousands)		2014	%	2013	%
Vessel operations	$	37,669	74%	33,810	67%
Other operating activities		1,059	2%	825	2%
Corporate		12,332	24%	15,845	31%
Total	$	51,060	100%	50,480	100%

General and administrative expenses during the first quarter of fiscal 2015, was 1%, or $0.6 million, higher than the first quarter of fiscal 2014. Increases in administrative payroll and sales and marketing costs of $2.6 million and $1.7 million were partially offset by decreases in professional services of $3.1 million. Incremental increases in personnel costs are primarily due to the inclusion of a full quarter of personnel costs related to Troms Offshore which was acquired in June of fiscal 2014 as well as the ramp up of shore-based personnel in the company’s Subsea operations. Additionally, professional services costs were higher during the first quarter of the prior fiscal year due to transactional costs associated with the acquisition of Troms Offshore.

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

Availability of Cash

At June 30, 2014, the company had $53.5 million in cash and cash equivalents, of which $41.4 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate earnings of foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States, including continuing to pay the quarterly dividend. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs. Payment of any incremental tax liability would reduce the cash available to the company to fund its operations by the amount of taxes paid.

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

The company had $300.0 million in term loan borrowings outstanding at June 30, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600.0 million available under the revolver to fund future liquidity needs at June 30, 2014. The company had $300.0 million of term loan borrowings and did not have any revolver borrowings outstanding at March 31, 2014.

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at June 30, 2014 and March 31, 2014, is as follows:

(In thousands, except weighted average data)	June 30, 2014	March 31, 2014
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	9.2	9.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	522,988	520,979

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

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at June 30, 2014 and March 31, 2014, is as follows:

(In thousands, except weighted average data)	June 30, 2014	March 31, 2014
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	6.3	6.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	170,332	168,653

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at June 30, 2014 and March 31, 2014, is as follows:

(In thousands, except weighted average data)	June 30, 2014	March 31, 2014
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	5.4	5.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	438,074	436,264

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at June 30, 2014 and March 31, 2014, is an after-tax loss of $2.3 million ($3.4 million pre-tax), and $2.4 million ($3.7 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at June 30, 2014 and March 31, 2014, is as follows:

(In thousands, except weighted average data)	June 30, 2014	March 31, 2014
Aggregate debt outstanding	$35,000	35,000
Weighted average remaining life in years	1.1	1.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding	35,866	36,018

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

Troms Offshore Debt. In January 2014, Troms Offshore entered into a 300 million NOK, 12 year unsecured borrowing agreement which matures in January 2026. The loan requires semi-annual principal payments of 12.5 million NOK (plus accrued interest) and bears interest at a fixed rate of 2.31% plus a premium based on the company’s consolidated funded indebtedness to total capitalization ratio (currently equal to 1.50% for a total all-in rate of 3.81%).

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bears interest at a fixed rate of 6.38% and is secured by certain guarantees and various types of collateral, including a vessel. In January 2014, the loan was amended to, among other things, change the interest rate to a fixed rate equal to 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 1.50% for a total all-in rate of 5.38%), change the borrower, change the export creditor guarantor, and replace the vessel security with a company guarantee.

A summary of the amount of these borrowings outstanding at June 30, 2014 and March 31, 2014, denominated in NOK and U.S. Dollars is as follows (fair values are based on Level 2 inputs):

(In thousands, except weighted average data)	June 30, 2014	March 31, 2014
January 2014 notes:
NOK denominated	300,000	300,000
U.S. dollar equivalent	$50,265	50,028
Fair value (U.S. dollar equivalent)	50,302	50,044
May 2012 notes:
NOK denominated	170,400	178,920
U.S. dollar equivalent	$28,550	29,867
Fair value (U.S. dollar equivalent)	28,417	29,588

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement a Norwegian Bank, which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. Troms Offshore had an aggregate of 45.0 million NOK, or approximately $7.5 million, and 60.0 million NOK, or approximately $10.0 million outstanding in floating rate debt at June 30, 2014 and March 31, 2014, respectively (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin).

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters ended June 30, are as follows:

		Quarter Ended June 30,
(In thousands)		2014	2013
Interest and debt costs incurred, net of interest capitalized	$	13,129	8,913
Interest costs capitalized		2,872	2,963
Total interest and debt costs	$	16,001	11,876

Common Stock Repurchase Program

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

In May 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2013 through June 30, 2014. No shares were repurchased under the May 2013 program.

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters ended June 30:

		Quarter Ended June 30,
(In thousands, except dividend per share)		2014	2013
Dividends declared	$	12,589	12,499
Dividend per share		0.25	0.25

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the quarters ended June 30, is as follows:

(In thousands)	2014	Change	2013
Net earnings	$43,699	13,616	30,083
Depreciation and amortization	43,111	3,003	40,108
Provision (benefit) for deferred income taxes	2,432	14,583	(12,151)
Gain on asset dispositions, net	(2,943)	(803)	(2,140)
Changes in operating assets and liabilities	(88,249)	(82,158)	(6,091)
Changes in due to/from affiliate, net	31,552	80,067	(48,515)
Other non-cash items	1,343	(958)	2,301
Net cash provided by operating activities	$30,945	27,350	3,595

Cash flows from operations increased $27.4 million, or 761%, to $30.9 million, during the three months ended June 30, 2014 as compared to $3.6 million during the three months ended June 30, 2013, due primarily to an $80.1 million change in the net due to/from affiliate balance, a $13.6 million increase in net income and a $14.6 million change in deferred taxes. These increases were partially offset by an $82.2 million decrease in cash flows from operating assets and liabilities primarily due to slower collections of receivables as well as a decrease in accrued expenses. The increase in due to/from affiliate of $80.1 million is attributable to our Angolan operation, which is included within our Sub-Saharan Africa/Europe segment. Changes in local laws in Angola have resulted in key customers making payments for goods and services into local bank accounts of an unconsolidated affiliate beginning in the third quarter of fiscal 2013 and the deferral of our billing certain customers for vessel charters beginning in the second quarter of fiscal 2014. For the quarter ended June 30, 2014, the company collected approximately $91 million from Sonatide, which represents slightly more than the approximately $87 million in revenue generated for the same period. Conversely, amounts due to affiliate increased by approximately $32 million which included commissions payable and other costs paid by Sonatide on behalf of the company. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Form 10-Q.

Investing Activities

Net cash used in investing activities for the quarters ended June 30, is as follows:

(In thousands)	2014	Change	2013
Proceeds from the sale of assets	$3,754	1,593	2,161
Proceeds from the sale/leaseback of assets	13,400	13,400	---
Additions to properties and equipment	(39,874)	116,560	(156,434)
Payments for acquisition, net of cash acquired	---	127,737	(127,737)
Other	3	668	(665)
Net cash used in investing activities	$(22,717)	259,958	(282,675)

Investing activities for the three months ended June 30, 2014 used $22.7 million of cash, which is primarily attributed to $39.9 million of additions to properties and equipment and partially offset by proceeds from the sale/leaseback of a vessel of $13.4 million. Additions to properties and equipment were comprised of approximately $3.6 million in capitalized major repair costs, $31.4 million for the construction of offshore support vessels, $3.7 for the purchase of ROVs, and $1.2 million in other properties and equipment purchases.

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

Financing Activities

Net cash provided by (used in) financing activities for the quarters ended June 30, is as follows:

(In thousands)	2014	Change	2013
Principal payments on debt	$(3,959)	93,531	(97,490)
Debt borrowings	---	(414,262)	414,262
Debt issuance costs	---	2,699	(2,699)
Proceeds from exercise of stock options	994	(681)	1,675
Cash dividends	(12,520)	(84)	(12,436)
Excess tax benefit on stock options exercised	---	(12)	12
Other	349	349	---
Net cash (used in) provided by financing activities	$(15,136)	(318,460)	303,324

Financing activities for the three months ended June 30, 2014 used $15.1 million of cash, primarily due to the quarterly payment of common stock dividends of $0.25 per common share. During the quarter, approximately $4.0 million was also used to make scheduled payments on Norwegian Kroner denominated borrowings.

Financing activities for the three months ended June 30, 2013 provided $303.3 million of cash, which is primarily the result of $410.0 million of draws from the revolving line of credit which was used to fund acquisitions and payments to shipyards for vessels under construction. Partially offsetting cash provided by the revolving line of credit was $32.5 million used to fund an early pay off of Troms Offshore debt, $65.0 million of repayments on the revolving line of credit as well as $12.4 million used for the quarterly payment of common stock dividends of $0.25 per common share.

Other Liquidity Matters

Vessel Construction. With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced a significant number of the older vessels of its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue, as the company believes it has an imperative to maintain a modern, efficient vessel fleet. The company expects the fleet renewal and modernization program to continue, and anticipates that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund current and future commitments in connection with the program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At June 30, 2014, the company had approximately $53.5 million of cash and cash equivalents, of which $41.4 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, $600.0 million of undrawn capacity on the credit facility was available to the company.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through June 30, 2014. The company had committed and invested $8.0 million as of June 30, 2014.

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

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $70.3 million as of June 30, 2014). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $67.6 million as of June 30, 2014) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $57.6 million as of June 30, 2014) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $12.7 million as of June 30, 2014) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Potential for Future Brazilian State Tax Assessment. The company is aware that a Brazilian state in which the company operates has notified two of the company’s competitors that they are liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels that such competitors operate within the coastal waters of such state pursuant to charter agreements. The import tax being asserted is equal to a percentage (which could be as high as 16% for vessels entering that state’s waters prior to December 31, 2010 and 3% thereafter) of the affected vessels’ declared values. The company understands that the two companies involved are contesting the assessment through administrative proceedings before the taxing authority.

The company’s two Brazilian subsidiaries have not been similarly notified by the Brazilian state that they have an import tax liability related to their vessel activities imported through that state. Although the company has been advised by its Brazilian tax counsel that substantial defenses would be available if a similar tax claim were asserted against the company, if an import tax claim were to be asserted, it could be for a substantial amount given that the company has had substantial and continuing operations within the territory of the state (although the amount could fluctuate significantly depending on the administrative determination of the taxing authority as to the rate to apply, the vessels subject to the levy and the time periods covered). In addition, under certain circumstances, the company might be required to post a bond or other adequate security in the amount of the assessment (plus any interest and penalties) if it became necessary to challenge the assessment in a Brazilian court. The statute of limitations for the Brazilian state to levy an assessment of the import tax is five years from the date of a vessel’s entry into Brazil. The company has not yet determined the potential tax assessment, and according to the Brazilian tax counsel, chances of defeating a possible claim/notification from the State authorities in court are probable. To obtain legal certainty and predictability for future charter agreements and because the company has imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012 and 2013, against the Brazilian state and has deposited (or, in recent cases, is in the process of depositing) the respective state tax for these newly imported vessels. As of June 30, 2014, no accrual has been recorded for any liability associated with any potential future assessment for previous periods based on management’s assessment, after consultation with Brazilian counsel, that a liability for such taxes was not probable.

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

The tribunal has concluded the briefing and hearings to determine the merits of the claims over which the tribunal has jurisdiction. The final hearings on the merits were held in Washington, D.C. on June 9 -12, 2014. The merits phase will determine whether the Republic of Venezuela violated the Venezuela-Barbados bilateral investment treaty and will value the property expropriated by Venezuela. At the time of the expropriation, the principal operating subsidiary had sizeable accounts receivable from PDVSA and Petrosucre, denominated in both U.S. Dollars and Venezuelan Bolivars.

The next step is for the tribunal to issue its written determination on the merits. The time frame for issuance of that written determination by the tribunal is uncertain.

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

In October, 2012, Tidewater had notified the Nigerian marketing agent that it was discontinuing its relationship with the Nigerian marketing agent. The company has entered into a new strategic relationship with a different Nigerian counterparty that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended

On December 21, 2012, one of the company’s anchor handling tugs, the NANA TIDE, sunk in shallow waters off the coast of the Democratic Republic of Congo (DRC). The cause of the loss is not known. The vessel was raised and recovered in early February 2014 and is now at a nearby port in the DRC. The NANA TIDE is inoperative and cannot be restored. The company currently intends to tow the vessel to a scrapping facility in a nearby country and to sell the vessel for scrap. The company is presently awaiting permission from DRC authorities to tow the vessel out of the DRC. The incident is being investigated by an ad hoc inter-ministerial commission. We understand that the commission has appointed a maritime environmental expert to evaluate the environmental impacts of the NANA TIDE sinking. We have been advised that the DRC authorities object to the vessel being towed from the DRC pending that investigation. We are currently uncertain as to the nature and timing of that investigation.

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

By letter dated March 24, 2014 and delivered on April 17, 2014, Tidewater received a fine of approx. $1.2 million from the Ministry of Transport for failing to present appropriate authorization for the salvage operations to the Ministry of Transport. We are presently collecting responsive documents and further investigating this issue. We are also working with our customer to obtain and provide relevant documents under our customer’s control. The company believes that any such fines or assessments will be covered by insurance policies maintained by the company.

On or about June 23, 2014, DRC authorities denied outward clearance for the FONSECA TIDE to leave the DRC. The FONSECA TIDE is an anchor handling supply vessel that was assisting the NANA TIDE after the NANA TIDE had been raised and recovered. We do not understand the reasons and legal basis for the denial and have objected to the refusal to grant the outward clearance.

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows.

Contractual Obligations and Other Commercial Commitments

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2014 except as noted below. The following table summarizes the changes to the company’s consolidated contractual obligations as of June 30, 2014 for the remaining months of fiscal 2015, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)		Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	More Than 5 Years

Vessel and ROV construction obligations	684,973	390,663	243,882	50,428	---	---	---

Fiscal 2015 sale/leaseback	8,069	804	1,072	1,072	1,191	1,310	2,620

Total obligations	$693,042	391,467	244,954	51,500	1,191	1,310	2,620

Refer to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Fiscal 2015 Sale/Leaseback

During the first quarter of fiscal 2015, the company sold one vessel to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transaction resulted in proceeds to the company of $13.4 million and a deferred gain totaling $9.4 million. The carrying value of the vessel was $4.0 million at the date of sale. The lease will expire in the quarter ending June 2021. Under the sale/leaseback agreement the company has the right to re-acquire the vessel at 61% of the original sales price at the end of the sixth year, deliver the vessel to the owner at the end of the lease term, purchase the vessel at its then fair market value at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates.

The company is accounting for this transaction as sale/leaseback with operating lease treatment and will expense lease payments over the lease term. The deferred gain will be amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessel would reduce the vessels’ stated cost if the company elected to exercise the purchase options.

Future Minimum Lease Payments

As of June 30, 2014, the future minimum lease payments for the vessels under the operating lease terms are as follows:

Fiscal year ending (In thousands)		Fiscal 2015 Sale/Leasebacks	Fiscal 2014 Sale/Leasebacks	Fiscal 2006 Sale/Leasebacks	Total
Remaining nine months of 2015	$	804	15,659	1,234	17,697
2016		1,072	20,879	1,279	23,230
2017		1,072	20,879	---	21,951
2018		1,191	23,485	---	24,676
2019		1,310	24,800	---	26,110
Thereafter		2,620	65,263	---	67,883
Total future lease payments	$	8,069	170,965	2,513	181,547

For the quarters ended June 30, 2014 and 2013, the company expensed approximately $6.5 million and $4.0 million, respectively, on all of its bareboat charter arrangements.

Goodwill

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

The company performed its most recent annual goodwill impairment assessment during the quarter ended December 31, 2013 and determined that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. The Asia/Pacific region continues to be challenged with an excess capacity of vessels as a result of the significant number of vessels that have been built in this region over the past 10 years, without a commensurate increase in working rig count within the region. In recent years, the company has both disposed of older vessels that previously worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. A goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

During the first quarter of fiscal 2014, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

Application of Critical Accounting Policies and Estimates

The company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission on May 21, 2014, describes the accounting policies that are critical to reporting the company’s financial position and operating results and that require management’s most difficult, subjective or complex judgments. This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in the company’s Annual Report on Form 10-K for the year ended March 31, 2014, regarding these critical accounting policies.

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

The company’s newer technologically sophisticated AHTS vessels and PSVs generally require a greater number of specially trained fleet personnel than the company’s older, smaller vessels. Competition for skilled crews will likely intensify, particularly in international markets, as new-build vessels currently under construction enter the global fleet. Concerns regarding shortages in skilled labor have become an increasing concern globally. Increases in local wages are another developing trend. Globally, local wages are projected to increase during calendar 2014 at a pace higher than wages earned by the expatriate employee work force. If competition for personnel intensifies, the market for experienced crews could exert upward pressure on wages, which would likely increase the company’s crew costs.

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

The company is also involved in various legal proceedings that relate to asbestos and other environmental matters. The amount of ultimate liability, if any, with respect to these proceedings is not expected to have a material adverse effect on the company’s financial position, results of operations, or cash flows. The company is proactive in establishing policies and operating procedures for safeguarding the environment against any hazardous materials aboard its vessels and at shore-based locations. Whenever possible, hazardous materials are maintained or transferred in confined areas in an attempt to ensure containment if an accident were to occur.

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

At June 30, 2014, the company had a $300.0 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.6% percent (1.4% margin plus 0.20% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $300 million term loan at June 30, 2014 would change the company’s interest costs by approximately $3.0 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at June 30, 2014 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of June 30, 2014, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)		Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
September 2013	$	500,000	522,988	487,505	563,024
August 2011		165,000	170,332	161,377	179,890
September 2010		425,000	438,074	418,068	459,342
July 2003		35,000	35,866	35,490	36,248
Total	$	1,125,000	1,167,260	1,102,440	1,238,504

Troms Offshore Debt

Troms Offshore has 45.0 million NOK, or approximately $7.5 million, outstanding in floating rate debt at June 30, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has 470.4 million NOK, or $ 78.8 million, of outstanding fixed rate debt at June 30, 2014. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of June 30, 2014, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)		Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$	78,815	78,769	75,172	82,637

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

Derivatives

The company had two spot contracts outstanding at June 30, 2014 which had a notional value of $6.7 million and settled by July 2, 2014. The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million and settled by April 2, 2014.

The company did not have any forward contracts outstanding at June 30, 2014 and March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Nana Tide Sinking

On December 21, 2012, one of the company’s anchor handling tugs, the NANA TIDE, sunk in shallow waters off the coast of the Democratic Republic of Congo (DRC). The cause of the loss is not known. The vessel was raised and recovered in early February 2014 and is now at a nearby port in the DRC. The NANA TIDE is inoperative and cannot be restored. The company currently intends to tow the vessel to a scrapping facility in a nearby country and to sell the vessel for scrap. The company is presently awaiting permission from DRC authorities to tow the vessel out of the DRC. The incident is being investigated by an ad hoc inter-ministerial commission. We understand that the commission has appointed a maritime environmental expert to evaluate the environmental impacts of the NANA TIDE sinking. We have been advised that the DRC authorities object to the vessel being towed from the DRC pending that investigation. We are currently uncertain as to the nature and timing of that investigation.

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

By letter dated March 24, 2014 and delivered on April 17, 2014, Tidewater received a fine of approx. $1.2 million from the Ministry of Transport for failing to present appropriate authorization for the salvage operations to the Ministry of Transport. We are presently collecting responsive documents and further investigating this issue. We are also working with our customer to obtain and provide relevant documents under our customer’s control. The company believes that any such fines or assessments will be covered by insurance policies maintained by the company.

On or about June 23, 2014, DRC authorities denied outward clearance for the FONSECA TIDE to leave the DRC. The FONSECA TIDE is an anchor handling supply vessel that was assisting the NANA TIDE after the NANA TIDE had been raised and recovered. We do not understand the reasons and legal basis for the denial and have objected to the refusal to grant the outward clearance.

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

In October, 2012, Tidewater had notified the Nigerian marketing agent that it was discontinuing its relationship with the Nigerian marketing agent. The company has entered into a new strategic relationship with a different Nigerian counterparty that it believes will better serve the company’s long term interests in Nigeria. This new strategic relationship is currently functioning as the company intended

Other Items

Various legal proceedings and claims are outstanding which arose in the ordinary course of business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions, will not have a material adverse effect on the company’s financial position, results of operations, or cash flows. Information related to various commitments and contingencies, including legal proceedings is disclosed in Note (8) of Notes to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in Item 1A in the company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission on May 21, 2014.

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

In May 2013, the company’s Board of Directors authorized the company to spend up to $200 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization was July 1, 2013 through June 30, 2014. No shares were repurchased under the May 2013 program.

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

TIDEWATER INC.
(Registrant)

Date: August 6, 2014	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: August 6, 2014	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: August 6, 2014	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Tidewater Inc. (filed with the Commission as Exhibit 3(a) to the company’s quarterly report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-6311).

3.2	Tidewater Inc. Amended and Restated Bylaws dated May 17, 2012 (filed with the Commission as Exhibit 3.2 to the company’s current report on Form 8-K on May 22, 2012, File No. 1-6311).

4.1	Note Purchase Agreement, dated July 1, 2003, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 4 to the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-6311).

4.2	Note Purchase Agreement, dated September 9, 2010, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on September 15, 2010, File No. 1-6311).

4.3	Note Purchase Agreement, dated September 30, 2013, by and among Tidewater Inc., certain of its subsidiaries, and certain institutional investors (filed with the Commission as Exhibit 10.1 to the company’s current report on Form 8-K on October 3, 2013, File No. 1-6311).

10.1*+	Tidewater Inc. Company Performance Executive Officer Annual Incentive Plan for Fiscal 2015

10.2*+	Tidewater Inc. Individual Performance Executive Officer Annual Incentive Plan for Fiscal 2015

10.3*+	Tidewater Inc. Management Annual Incentive Plan for Fiscal 2015

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*  Filed herewith

+ Indicates a management contract or compensatory plan or arrangement.