Form 10-Q
period 2014-09-30
TIDEWATER INC
filed 2014-11-04
CIK 98222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

49,728,092 shares of Tidewater Inc. common stock $.10 par value per share were outstanding on October 24, 2014. Registrant has no other class of common stock outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TIDEWATER INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and par value data)
ASSETS	September 30, 2014	March 31, 2014
Current assets:
Cash and cash equivalents	$124,315	60,359
Trade and other receivables, net	276,425	252,421
Due from affiliate	407,995	429,450
Marine operating supplies	63,531	57,392
Other current assets	24,639	20,587
Total current assets	896,905	820,209
Investments in, at equity, and advances to unconsolidated companies	70,803	63,928
Properties and equipment:
Vessels and related equipment	4,564,784	4,521,102
Other properties and equipment	98,965	97,714
	4,663,749	4,618,816
Less accumulated depreciation and amortization	1,013,762	997,208
Net properties and equipment	3,649,987	3,621,608
Goodwill	283,699	283,699
Other assets	101,071	96,385
Total assets	$5,002,465	4,885,829

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$63,346	74,515
Accrued expenses	144,135	157,302
Due to affiliate	127,287	86,154
Accrued property and liability losses	3,238	3,631
Current portion of long term debt	10,020	9,512
Other current liabilities	73,953	70,567
Total current liabilities	421,979	401,681
Long-term debt	1,496,203	1,505,358
Deferred income taxes	111,312	108,929
Accrued property and liability losses	7,553	5,286
Other liabilities and deferred credits	188,694	179,204

Commitments and Contingencies (Note 7)

Equity:
Common stock of $0.10 par value, 125,000,000 shares authorized, issued 49,728,092 shares at September 30, 2014and 49,730,442 shares at March 31, 2014	4,973	4,973
Additional paid-in capital	153,513	142,381
Retained earnings	2,623,636	2,544,255
Accumulated other comprehensive loss	(11,728)	(12,225)
Total stockholders’ equity	2,770,394	2,679,384
Noncontrolling Interests	6,330	5,987
Total equity	2,776,724	2,685,371
Total liabilities and equity	$5,002,465	4,885,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except share and per share data)
	Quarter Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Vessel revenues	$390,952	363,668	772,462	695,298
Other operating revenues	6,572	4,269	10,739	6,724
	397,524	367,937	783,201	702,022
Costs and expenses:
Vessel operating costs	212,819	195,316	430,063	391,477
Costs of other operating revenues	6,560	4,040	11,221	6,060
General and administrative	46,762	46,038	97,822	96,518
Vessel operating leases	6,542	3,971	13,082	8,002
Depreciation and amortization	43,708	42,056	86,819	82,164
Gain on asset dispositions, net	(3,590)	(49)	(6,533)	(2,189)
	312,801	291,372	632,474	582,032
Operating income	84,723	76,565	150,727	119,990
Other income (expenses):
Foreign exchange gain	5,408	3,017	4,119	2,928
Equity in net earnings of unconsolidated companies	3,821	3,781	9,104	8,201
Interest income and other, net	499	538	1,121	1,278
Loss on early extinguishment of debt	---	(4,144)	---	(4,144)
Interest and other debt costs, net	(12,559)	(9,918)	(25,688)	(18,831)
	(2,831)	(6,726)	(11,344)	(10,568)
Earnings before income taxes	81,892	69,839	139,383	109,422
Income tax expense	21,067	15,667	34,859	25,167
Net earnings	$60,825	54,172	104,524	84,255
Less: Net earnings attributable to noncontrolling interests	$(82)	---	(56)	---
Net earnings attributable to Tidewater Inc.	$60,907	54,172	104,580	84,255

Basic earnings per common share	$1.23	1.10	2.11	1.71

Diluted earnings per common share	$1.22	1.09	2.10	1.70

Weighted average common shares outstanding	49,582,086	49,274,816	49,581,707	49,253,409
Dilutive effect of stock options and restricted stock	230,841	448,303	219,607	395,983
Adjusted weighted average common shares	49,812,927	49,723,119	49,801,314	49,649,392

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)
	Quarter Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$60,825	54,172	104,524	84,255
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities, net of tax of $17, $(93), $71 and $(33)	32	(173)	133	(62)
Amortization of loss on derivative contract, net of tax of $63, $62, $125 and $125	117	116	233	233
Change in other benefit plan minimum liability, net of tax of $0, $0, $70 and $0	---	---	131	---
Total comprehensive income	$60,974	54,115	105,021	84,426

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)
		Six Months Ended September 30,
		2014	2013
Operating activities:
Net earnings		$104,524	84,255
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		86,819	82,164
Provision (benefit) for deferred income taxes		1,287	(10,215)
Gain on asset dispositions, net		(6,533)	(2,189)
Equity in earnings of unconsolidated companies, less dividends		(6,875)	(6,167)
Compensation expense - stock-based		11,075	10,999
Excess tax benefit on stock options exercised		---	(341)
Changes in assets and liabilities, net:
Trade and other receivables		(24,258)	776
Changes in due to/from affiliate, net		62,555	(131,974)
Marine operating supplies		(6,139)	9,363
Other current assets		(4,052)	(10,666)
Accounts payable		(15,652)	(3,893)
Accrued expenses		(13,358)	(10,390)
Accrued property and liability losses		(393)	39
Other current liabilities		450	276
Other liabilities and deferred credits		(1,245)	(531)
Other, net		(2,916)	(1,678)
Net cash provided by operating activities		185,289	9,828
Cash flows from investing activities:
Proceeds from sales of assets		3,999	7,646
Proceeds from sale/leaseback of assets		32,751	65,550
Additions to properties and equipment		(128,411)	(220,309)
Payments for acquisition, net of cash acquired		---	(127,737)
Other		(13)	(687)
Net cash used in investing activities		(91,674)	(275,537)
Cash flows from financing activities:
Debt issuance costs		---	(3,845)
Principal payment on long-term debt		(25,996)	(691,615)
Debt borrowings		20,000	986,262
Proceeds from exercise of stock options		1,025	4,421
Cash dividends		(25,038)	(24,890)
Excess tax benefit on stock options exercised		---	341
Other		350	---
Net cash (used in) provided by financing activities		(29,659)	270,674
Net change in cash and cash equivalents		63,956	4,965
Cash and cash equivalents at beginning of period		60,359	40,569
Cash and cash equivalents at end of period		$124,315	45,534

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized		$26,328	23,338
Income taxes		$32,414	32,144
Supplemental disclosure of non-cash investing activities:
Additions to properties and equipment		$3,845	4,157
Increase in receivables due to sale of shipyard	$	---	6,500

The accompanying notes are an integral part of the condensed consolidated financial statements.

TIDEWATER INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands)
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non controlling interest	Total
Balance at March 31, 2014	$4,973	142,381	2,544,255	(12,225)	5,987	2,685,371
Total comprehensive income	---	---	104,580	497	(56)	105,021
Exercise of stock options	3	1,022	---	---	---	1,025
Cash dividends declared ($.50 per share)	---	---	(25,199)	---	---	(25,199)
Amortization of restricted stock units	1	8,320	---	---	---	8,321
Amortization/cancellation of restricted stock	(4)	1,790	---	---	---	1,786
Cash received from noncontrolling interests	---	---	---	---	449	449
Cash paid to noncontrolling interests	---	---	---	---	(50)	(50)
Balance at September 30, 2014	$4,973	153,513	2,623,636	(11,728)	6,330	2,776,724

Balance at March 31, 2013	$4,949	119,975	2,453,973	(17,141)	---	2,561,756
Total comprehensive income	---	---	84,255	171	---	84,426
Exercise of stock options	12	4,763	---	---	---	4,775
Cash dividends declared ($.50 per share)	---	---	(25,035)	---	---	(25,035)
Amortization of restricted stock units	---	6,220	---	---	---	6,220
Amortization/cancellation of restricted stock	(3)	2,428	---	---	---	2,425
Balance at September 30, 2013	$4,958	133,386	2,513,193	(16,970)	---	2,634,567

The accompanying notes are an integral part of the condensed consolidated financial statements.

(1)	INTERIM FINANCIAL STATEMENTS

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

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. No shares have been repurchased under the May 2014 program.

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

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except dividend per share)	2014	2013	2014	2013
Dividends declared	$12,611	12,536	25,199	25,035
Dividend per share	0.25	0.25	0.50	0.50

Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income by component, net of tax for the quarters and six month periods ended September 30, 2014 and 2013 are as follows:

	For the quarter ended September 30, 2014					For the six months ended September 30, 2014
	Balance at	Gains/(losses) recognized	Reclasses from OCI to	Net period	Remaining balance	Balance at	Gains/(losses) recognized	Reclasses from OCI to	Net period	Remaining balance
(in thousands)	6/30/14	in OCI	net income	OCI	9/30/14	3/31/14	in OCI	net income	OCI	9/30/14
Available for sale securities	193	(35)	67	32	225	92	(3)	136	133	225
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	15	---	---	---	15	(116)	131	---	131	15
Interest rate swaps	(2,274)	---	117	117	(2,157)	(2,390)	---	233	233	(2,157)
Total	(11,877)	(35)	184	149	(11,728)	(12,225)	128	369	497	(11,728)

	For the quarter ended September 30, 2013					For the six months ended September 30, 2013
	Balance at	Gains/(losses) recognized	Reclasses from OCI to	Net period	Remaining balance	Balance at	Gains/(losses) recognized	Reclasses from OCI to	Net period	Remaining balance
(in thousands)	6/30/13	in OCI	net income	OCI	9/30/13	3/31/13	in OCI	net income	OCI	9/30/13
Available for sale securities	(10)	(237)	64	(173)	(183)	(121)	(206)	144	(62)	(183)
Currency translation adjustment	(9,811)	---	---	---	(9,811)	(9,811)	---	---	---	(9,811)
Pension/Post-retirement benefits	(4,353)	---	---	---	(4,353)	(4,353)	---	---	---	(4,353)
Interest rate swaps	(2,739)	---	116	116	(2,623)	(2,856)	---	233	233	(2,623)
Total	(16,913)	(237)	180	(57)	(16,970)	(17,141)	(206)	377	171	(16,970)

The following table summarizes the reclassifications from accumulated other comprehensive loss to the condensed consolidated statement of income for the quarters and six month periods ended September 30, 2014 and 2013:

		Quarter Ended		Six Months Ended
		September 30,		September 30,		Affected line item in the condensed
(In thousands)		2014	2013	2014	2013	consolidated statements of income
Realized gains on available for sale securities	$	103	99	209	222	Interest income and other, net
Amortization of interest rate swap		180	178	358	358	Interest and other debt costs
Total pre-tax amounts		283	277	567	580
Tax effect		99	97	198	203
Total gains for the period, net of tax	$	184	180	369	377

(3)	INCOME TAXES

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective tax rate applicable to pre-tax earnings, for the quarters and the six-month periods ended September 30, is as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Effective tax rate applicable to pre-tax earnings	25.7%	22.4%	25.0%	23.0%

The effective tax rates for the six months ended September 30, 2014 and 2013 are lower than the U.S. statutory income tax rate of 35% primarily because the company has not recognized a U.S. deferred tax liability associated with temporary differences related to investments in foreign subsidiaries that are essentially permanent in duration.

The company’s balance sheet at September 30, 2014 reflects the following in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes:

(In thousands)	September 30, 2014
Tax liabilities for uncertain tax positions	$20,154
Income tax payable	38,287

The tax liabilities for uncertain tax positions are attributable to a foreign tax filing position and a permanent establishment issue related to a foreign joint venture. Penalties and interest related to income tax liabilities are included in income tax expense. Income tax payable is included in other current liabilities.

Unrecognized tax benefits, which would lower the effective tax rate if realized at September 30, 2014, are as follows:

(In thousands)	September 30, 2014
Unrecognized tax benefit related to state tax issues	$11,230
Interest receivable on unrecognized tax benefit related to state tax issues	28

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

U.S. Defined Benefit Pension Plan

The company has a defined benefit pension plan (pension plan) that covers certain U.S. citizen employees and other employees who are permanent residents of the United States. Effective April 1, 1996, the pension plan was closed to new participation. In December 2009, the Board of Directors amended the pension plan to discontinue the accrual of benefits once the plan was frozen on December 31, 2010. This change did not affect benefits earned by participants prior to January 1, 2011. The company did not contribute to the defined benefit pension plan during the quarters and six months ended September 30, 2014 and 2013, and does not expect to contribute to the plan during the remaining quarters of fiscal 2015.

Supplemental Executive Retirement Plan

The company also maintains a non-contributory, defined benefit supplemental executive retirement plan (supplemental plan) that provides pension benefits to certain employees in excess of those allowed under the company’s tax-qualified pension plan. A Rabbi Trust has been established for the benefit of participants in the supplemental plan. Assets of the Rabbi Trust are invested in a variety of marketable securities (but not Tidewater stock) and are recorded at fair value with unrealized gains or losses included in other comprehensive income. Effective March 4, 2010, the supplemental plan was closed to new participation. The supplemental plan is a non-qualified plan and, as such, the company is not required to make contributions to the supplemental plan. The company did not contribute to the supplemental plan during the quarters and six months ended September 30, 2014 and 2013, and does not expect to contribute to the plan during the remaining quarters of fiscal 2015.

Investments held in a Rabbi Trust for the benefit of participants in the supplemental plan are included in other assets at fair value. The following table summarizes the carrying value of the trust assets, including unrealized gains or losses at September 30, 2014 and March 31, 2014:

	September 30,	March 31,
(In thousands)	2014	2014
Investments held in Rabbi Trust	$10,284	10,285
Unrealized gains in fair value of trust assets	225	92
Unrealized gains in fair value of trust assets are net of income tax expense of	121	49
Obligations under the supplemental plan	22,789	21,918

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

Net Periodic Benefit Costs

The net periodic benefit cost for the company’s U.S. defined benefit pension plan and the supplemental plan (referred to collectively as “Pension Benefits”) and the postretirement health care and life insurance plan (referred to collectively as “Other Benefits”) is comprised of the following components:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Pension Benefits:
Service cost	$206	198	412	396
Interest cost	968	895	1,936	1,790
Expected return on plan assets	(685)	(718)	(1,370)	(1,436)
Amortization of prior service cost	12	12	24	24
Recognized actuarial loss	247	276	494	552

Net periodic benefit cost	$748	663	1,496	1,326

Other Benefits:
Service cost	$68	101	136	202
Interest cost	226	262	452	524
Amortization of prior service cost	(508)	(508)	(1,016)	(1,016)
Recognized actuarial (gain) loss	(325)	(99)	(650)	(198)

Net periodic benefit cost	$(539)	(244)	(1,078)	(488)

(5)	INDEBTEDNESS

Senior Notes, Revolving Credit and Term Loan Agreement

A summary of debt outstanding at September 30, 2014 and March 31, 2014, are as follows:

		September 30,	March 31,
(In thousands, except weighted average data)		2014	2014
Credit facility:
Term loan agreement (A)	$	300,000	300,000
Revolving line of credit (A) (B)		---	---
September 2013 senior unsecured notes:
Aggregate debt outstanding	$	500,000	500,000
Weighted average remaining life in years		8.9	9.4
Weighted average coupon rate on notes outstanding		4.86%	4.86%
Fair value of debt outstanding (Level 2)	$	525,860	520,979
August 2011 senior unsecured notes:
Aggregate debt outstanding	$	165,000	165,000
Weighted average remaining life in years		6.1	6.6
Weighted average coupon rate on notes outstanding		4.42%	4.42%
Fair value of debt outstanding (Level 2)	$	170,438	168,653
September 2010 senior unsecured notes:
Aggregate debt outstanding	$	425,000	425,000
Weighted average remaining life in years		5.1	5.6
Weighted average coupon rate on notes outstanding		4.25%	4.25%
Fair value of debt outstanding (Level 2)	$	437,951	436,264
July 2003 senior unsecured notes:
Aggregate debt outstanding	$	35,000	35,000
Weighted average remaining life in years		0.8	1.3
Weighted average coupon rate on notes outstanding		4.61%	4.61%
Fair value of debt outstanding (Level 2)	$	35,699	36,018

(A) Fair values approximate carrying values because the borrowings bear interest at variable rates.

(B) $600 million was available under the revolver at September 30, 2014 and March 31, 2014.

Norwegian Kroner Denominated Debt

A summary of the Norwegian Kroner (NOK) denominated borrowings outstanding at September 30, 2014 and March 31, 2014, and their U.S. dollar equivalents are as follows:

	September 30,	March 31,
(In thousands)	2014	2014
3.81% January 2014 notes:
NOK denominated	287,500	300,000
U.S. dollar equivalent	$46,434	50,028
Fair value in U.S. dollar equivalent (Level 2)	46,442	50,044
5.38% May 2012 notes:
NOK denominated	170,400	178,920
U.S. dollar equivalent	$27,521	29,867
Fair value in U.S. dollar equivalent (Level 2)	27,267	29,588
Variable rate borrowings:
June 2013 borrowing agreement (C)
NOK denominated	25,000	25,000
U.S. dollar equivalent	$4,038	4,168
May 2012 borrowing agreement (C)
NOK denominated	20,000	35,000
U.S. dollar equivalent	$3,230	5,837

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

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Interest and debt costs incurred, net of interest capitalized	$12,559	9,918	25,688	18,831
Interest costs capitalized	3,410	2,636	6,282	5,598
Total interest and debt costs	$15,969	12,554	31,970	24,429

(6)	EARNINGS PER SHARE

The components of basic and diluted earnings per share for the quarters and the six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Net Income available to common shareholders (A)	$ 60,907	54,172	104,580	84,255
Weighted average outstanding shares of common stock, basic (B)	49,582,086	49,274,816	49,581,707	49,253,409
Dilutive effect of options and restricted stock awards and units	230,841	448,303	219,607	395,983
Weighted average common stock and equivalents (C)	49,812,927	49,723,119	49,801,314	49,649,392

Earnings per share, basic (A/B)	$ 1.23	1.10	2.11	1.71
Earnings per share, diluted (A/C)	$ 1.22	1.09	2.10	1.70

Additional information:
Antidilutive incremental options and restricted stock awards and units	27,138	2,854	27,138	2,854

(7)	COMMITMENTS AND CONTINGENCIES

Vessel and Other Commitments

The table below summarizes the company’s various vessel commitments to acquire and construct new vessels and ROVs, by vessel type, as of September 30, 2014:

(In thousands, except vessel count)	Number of Vessels/ROVs	Total Cost	Invested Through 9/30/14	Remaining Balance 9/30/14
Vessels under construction:
Deepwater PSVs	23	$772,194	235,138	537,056
Towing-supply vessels	6	112,885	63,690	49,195
Other	1	8,014	8,014	---
Total vessel commitments	30	893,093	306,842	586,251
Total ROV commitments	2	14,818	4,511	10,307
Total commitments	32	$907,911	311,353	596,558

The total cost of the various vessel new-build commitments includes contract costs and other incidental costs. The company has vessels under construction at a number of different shipyards around the world. The deepwater PSVs under construction range between 3,000 and 6,360 deadweight tons (DWT) of cargo capacity while the towing-supply vessels under construction are AHTS vessels that have 7,145 brake horsepower (BHP). The new-build vessels are estimated to deliver starting in November 2014, with delivery of the final new-build vessel expected in June 2016. The company also has new-build commitments for two ROVs at September 30, 2014 with delivery dates in November of 2014.

With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced the vast majority of the older vessels of its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the 30 vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund current and future commitments in connection with the completion of the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

Currently the company is continuing to experience substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through September 30, 2014. The company had committed and invested $8.0 million as of September 30, 2014.

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. In October 2014, the parties resolved their pending disputes subject to a confidentiality provision and agreed on the split of the funds held in escrow. The amounts to be returned from the escrow to the company will result in a reduction in the cost of the two acquired vessels, one of which was subsequently sold to an unaffiliated financial institution in connection with a sale/lease transaction that closed in the third quarter of fiscal 2014. The portion of the returned funds attributed to the vessel that was sold will be recorded as a deferred gain that will be amortized over the 10-year lease term

The company generally requires shipyards to provide third party credit support in the event that vessels are not completed and delivered timely and in accordance with the terms of the shipbuilding contracts. That third party credit support typically guarantees the return of amounts paid by the company and generally takes the form of refundment guarantees or standby letters of credit issued by major financial institutions generally located in the country of the shipyard. While the company seeks to minimize its shipyard credit risk by requiring these instruments, the ultimate return of amounts paid by the company in the event of shipyard default is still subject to the creditworthiness of the shipyard and the provider of the credit support, as well as the company’s ability to successfully pursue legal action to compel payment of these instruments. When third party credit support that is acceptable to the company is not available or cost effective, the company endeavors to limit its credit risk by minimizing pre-delivery payments and through other contract terms with the shipyard.

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

The company previously reported that a subsidiary of the company is a participating employer in an industry-wide multi-employer retirement fund in the United Kingdom, known as the Merchant Navy Officers Pension Fund (MNOPF). The subsidiary that participates in the MNOPF is the entity that was placed into administration in the U.K. The MNOPF is that subsidiary’s largest creditor, and has claimed as an unsecured creditor in the administration. The Company believed that the administration was in the best interests of the subsidiary and its principal stakeholders, including the MNOPF. The MNOPF indicated that it did not object to the insolvency process and that, aside from asserting its claim in the subsidiary’s administration and based on the company’s representations of the financial status and other relevant aspects of the subsidiary, the MNOPF will not pursue the subsidiary in connection with any amounts due or which may become due to the fund.

In December 2013, the administration was converted to a liquidation. That conversion allowed for an interim cash liquidation distribution to be made to the MNOPF. The conversion is not expected to have any impact on the company and the liquidation is expected to be completed in this fiscal year. The company believes that the liquidation will resolve the subsidiary’s participation in the MNOPF. The company also believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated in early 2015 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, elements of new legislation (the “forex law”) became effective that generally require oil companies participating in concessions that engage in exploration and production activities offshore Angola to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in, and will likely continue to result in, substantial customer payments to Sonatide being made in Angolan kwanzas. Such a result has been and could continue to be, unfavorable because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds may result in payment delays, currency devaluation risk prior to conversion of kwanzas to dollars, additional costs to convert kwanzas into dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated an agreement (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in dollars). Discussions regarding the consortium agreement are still pending between Tidewater and Sonangol.

In October 2014, the National Bank of Angola issued new regulations controlling the sale of foreign currency. These regulations require oil companies to sell U.S. dollars to the National Bank of Angola to buy kwanzas that are required to be used to pay for goods and services provided by oilfield service companies, which, in turn, are required to then source dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for kwanzas and the subsequent on-sale of those dollars by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for dollars, then such service companies will be required to source dollars exclusively through the National Bank of Angola. Given the recent issuance of the guidance, the company has not yet formed a view on the impact of these implementing regulations on the willingness of commercial banks and oil companies to enter into new tripartite forex agreements.

As of September 30, 2014, the company had approximately $408 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue (billed and unbilled) related to services performed by the company through the Sonatide joint venture. These amounts began to accumulate in late calendar 2012, when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in July 2013, when the second provision of the forex law took effect (and the local payments had to be made in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. In the interim, the company has been using its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

In the first quarter of fiscal 2015, Sonatide began sending invoices to those customers who have insisted on paying U.S. dollar denominated invoices in kwanza. As invoices are paid in kwanza, Sonatide is seeking to convert those kwanzas into U.S. dollars and subsequently utilize those U.S. dollars to pay the amounts that Sonatide owes the company. This conversion and expatriation process is subject to those risks and considerations set forth above. In addition, since February 2014, Sonatide has been entering into customer agreements that contain split dollar/kwanza payments (typically 70% dollars and 30% kwanzas). While the company is confident, based on advice of counsel, that these split payment contracts comply with current Angolan law, it is not clear if this type of contracting will be available to Sonatide over the longer term. To the extent the National Bank of Angola issues further clarifying interpretations of the forex law or standard market practices develop in Angola in regards to split payment contracts without objection by the National Bank of Angola, the company expects that Sonatide will more broadly utilize split payment contracts.

For the six months ended September 30, 2014, the company collected (primarily through Sonatide) approximately $186 million from Angolan customers, which represents slightly more than the approximately $179 million in revenue generated for the same period. Of the $186 million collected, approximately $104 million represented U.S., dollars initially received by Sonatide on behalf of the company or dollars collected from other customers. The balance of $82 million collected resulted from Sonatide’s converting kwanzas into dollars and subsequent payment to Tidewater. The company believes that the process for converting kwanzas is functioning reasonably well given that the conversion process is still developing.

For the six months ended September 30, 2014, Tidewater’s Angolan operations generated vessel revenues of approximately $179 million, or 23%, of its consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels that are marketed through the Sonatide joint venture (five of which were stacked on average during the six months ended September 30, 2014), and, for the six months ended September 30, 2013, generated vessel revenues of approximately $168 million, or 24%, of consolidated vessel revenue, from an average of approximately 86 Tidewater-owned vessels (11 of which were stacked on average during the six months ended September 30, 2013).

The Sonatide joint venture owns ten vessels (four of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). As of September 30, 2014 and March 31, 2014, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $70 million and $62 million, respectively.

Due from affiliate at September 30, 2014 and March 31, 2014 of approximately $408 million and $430 million, respectively, represents cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers that are expected to be remitted to the company through Sonatide.

Due to affiliate at September 30, 2014 and March 31, 2014 of approximately $127 million and $86 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $48 million and $43 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola earlier this year. Following recent discussions with port state authorities, the company understands that the authorities will likely interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation will therefore likely result in the need to work with Sonangol to further restructure our Sonatide joint venture operations in Angola. The authorities have suggested that a grace period will extend until approximately the end of the calendar year for foreign vessel operators to comply. The company believes the authorities will further extend the grace period for foreign vessel operators so long as the operators demonstrate continuing good faith efforts to become compliant. The company is seeking further clarification of the new decree and is exploring potential alternative structures in order to comply.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where demand for the company’s vessels remains strong. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in the area. Redeployment of vessels to other markets in the period beginning April 1, 2014 through September 30, 2014 has been more pronounced (net 10 vessels transferred out of Angola, including four smaller crewboats that were stacked outside of Angola) than in prior periods.

Although our customers’ near term offshore spending plans and the level of newbuild vessel activity both remain in flux, we still believe that the global market for offshore support vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand. If the company were to consider redeployment of a substantial number of vessels from Angola to other markets, however, there would likely be negative financial impacts associated with such redeployment, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels (particularly the larger and more sophisticated vessels) at prevailing market day rates.

Brazilian Customs

In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $63.6 million as of September 30, 2014). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $61.1 million as of September 30, 2014) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $52.1 million as of September 30, 2014) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $11.5 million as of September 30, 2014) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Potential for Future Brazilian State Tax Assessment

The company has previously reported that a Brazilian state in which the company operates had notified the company and certain of the company’s competitors that they were liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels operating within the coastal waters of such state pursuant to charter agreements. To obtain legal certainty and predictability for future charter agreements and because the company had imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012, 2013 and 2014 against the Brazilian state and had deposited the respective state tax for these newly imported vessels.

In September 2014, the Brazil Supreme Court decided that Brazilian states cannot legally impose this type of import tax. As a result, the company (a) does not believe that it has exposure for any such tax for the period prior to August 2011 when the first suit was brought (and tax deposit made) by the company and (b) expects eventually to receive the return of all tax deposits made to date in connection with these suits. The aggregate amount of these tax deposits is approximately $5.3 million. The timing for return of these deposits is uncertain.

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

The tribunal has concluded the briefing and hearings to determine the merits of the claims over which the tribunal has jurisdiction. The final hearings on the merits were held in Washington, D.C. on June 9 - 12, 2014. The merits phase will determine whether the Republic of Venezuela violated the Venezuela-Barbados bilateral investment treaty and will value the property expropriated by Venezuela. At the time of the expropriation, the principal operating subsidiary had sizeable accounts receivable from PDVSA and Petrosucre, denominated in both U.S. Dollars and Venezuelan Bolivars.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company measures on a recurring basis and records at fair value investments held by participants in a supplemental executive retirement plan. The following table provides the fair value hierarchy for the plan assets measured at fair value as of September 30, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,178	4,178	---	---
Preferred stock	---	---	---	---
Foreign stock	201	201	---	---
American depository receipts	1,774	1,774	---	---
Preferred American depository receipts	14	14	---	---
Real estate investment trusts	45	45	---	---
Debt securities:
Government debt securities	1,895	1,309	586	---
Open ended mutual funds	1,878	1,878	---	---
Cash and cash equivalents	403	69	334	---
Total	$10,388	9,468	920	---
Other pending transactions	(104)	(104)	---	---
Total fair value of plan assets	$10,284	9,364	920	---

The following table provides the fair value hierarchy for the plan assets measured at fair value as of March 31, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Equity securities:
Common stock	$4,141	4,141	---	---
Preferred stock	---	---	---	---
Foreign stock	231	231	---	---
American depository receipts	1,809	1,809	---	---
Preferred American depository receipts	15	15	---	---
Real estate investment trusts	38	38	---	---
Debt securities:
Government debt securities	1,975	1,363	612	---
Open ended mutual funds	1,797	1,797	---	---
Cash and cash equivalents	369	57	312	---
Total	$10,375	9,451	924	---
Other pending transactions	(90)	(90)	---	---
Total fair value of plan assets	$10,285	9,361	924	---

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

The company had no foreign exchange spot contracts outstanding at September 30, 2014. The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million and settled by April 2, 2014.

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

The company did not have any forward contracts outstanding at September 30, 2014 and March 31, 2014.

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of September 30, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$3,851	3,851	---	---
Total fair value of assets	$3,851	3,851	---	---

The following table provides the fair value hierarchy for the company’s other financial instruments measured as of March 31, 2014:

(In thousands)	Total	Quoted prices in active markets (Level 1)	Significant observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market cash equivalents	$16,559	16,559	---	---
Total fair value of assets	$16,559	16,559	---	---

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

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and six-month periods ended September 30, 2014 and 2013, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Amount of impairment incurred	$910	175	1,860	4,047
Combined fair value of assets incurring impairment	500	161	720	4,466

(9)	OTHER ASSETS, ACCRUED EXPENSES, OTHER CURRENT LIABILITIES AND OTHER LIABILITIES AND DEFERRED CREDITS

A summary of other assets at September 30, 2014 and March 31, 2014 is as follows:

(In thousands)	September 30, 2014	March 31, 2014
Recoverable insurance losses	$7,486	5,219
Deferred income tax assets	35,367	34,376
Deferred finance charges	7,884	8,728
Savings plans and supplemental plan	23,563	23,212
Noncurrent tax receivable	9,106	9,106
Other	17,665	15,744
	$101,071	96,385

A summary of accrued expenses at September 30, 2014 and March 31, 2014 is as follows:

(In thousands)	September 30, 2014	March 31, 2014
Payroll and related payables	$32,035	27,248
Commissions payable	7,079	8,263
Accrued vessel expenses	83,399	96,468
Accrued interest expense	12,911	14,816
Other accrued expenses	8,711	10,507
	$144,135	157,302

A summary of other current liabilities at September 30, 2014 and March 31, 2014 is as follows:

(In thousands)	September 30, 2014	March 31, 2014
Taxes payable	$56,600	56,080
Deferred gain on vessel sales - current	16,701	13,996
Other	652	491
	$73,953	70,567

A summary of other liabilities and deferred credits at September 30, 2014 and March 31, 2014 is as follows:

(In thousands)	September 30, 2014	March 31, 2014
Postretirement benefits liability	$21,680	23,185
Pension liabilities	34,759	35,234
Deferred gain on vessel sales	95,599	85,316
Other	36,656	35,469
	$188,694	179,204

(10)	ACCOUNTING PRONOUNCEMENTS

From time to time new accounting pronouncements are issued by the FASB that are adopted by the company as of the specified effective date. Unless otherwise discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the company’s consolidated financial statements upon adoption.

In May 2014, the FASB issued Accounting Standard Update (ASU) 2014-09 Revenue from Contracts with Customers. ASU 2014-09 supersedes prior revenue recognition guidance and provides a five step recognition framework that will require entities to recognize the amount of revenue to which it expects to be entitled for the transfer of goods and services. This new revenue recognition guidance is effective for the company in the first quarter of fiscal 2018 and may be implemented retrospectively to all years presented or in the period of adoption through a cumulative adjustment. The company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

In August 2014, the FASB issued ASU 2014-15 Presentation of Financial Statements - Going Concern(Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess the entity’s ability to continue as a going concern, and to provide related disclosures in certain circumstances. ASU 2014-15 is effective for annual and interim periods beginning after December 15, 2016. The company believes that the impact of the implementation of this new guidance on its consolidated financial statements and disclosures will not be significant.

(11)	SEGMENT AND GEOGRAPHIC DISTRIBUTION OF OPERATIONS

The following table provides a comparison of segment revenues, vessel operating profit, depreciation and amortization, and additions to properties and equipment for the quarters and six-month periods ended September 30, 2014 and 2013. Vessel revenues and operating costs relate to vessels owned and operated by the company while other operating revenues relate to the activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), remotely operated vehicles (ROVs), brokered vessels and other miscellaneous marine-related businesses.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Revenues:
Vessel revenues:
Americas	$134,013	101,929	253,996	192,173
Asia/Pacific	45,989	37,430	86,238	80,386
Middle East/North Africa	48,837	45,370	104,376	86,583
Sub-Saharan Africa/Europe	162,113	178,939	327,852	336,156
	390,952	363,668	772,462	695,298
Other operating revenues	6,572	4,269	10,739	6,724
	$397,524	367,937	783,201	702,022

Vessel operating profit:
Americas	$36,778	23,675	66,986	43,976
Asia/Pacific	7,414	4,807	6,443	15,096
Middle East/North Africa	7,367	13,446	19,160	23,569
Sub-Saharan Africa/Europe	41,446	47,261	79,048	64,780
	93,005	89,189	171,637	147,421
Other operating profit (loss)	(2,093)	218	(4,516)	(174)
	90,912	89,407	167,121	147,247
Corporate general and administrative expenses	(8,943)	(12,102)	(21,275)	(27,947)
Corporate depreciation	(836)	(789)	(1,652)	(1,499)
Corporate expenses	(9,779)	(12,891)	(22,927)	(29,446)

Gain on asset dispositions, net	3,590	49	6,533	2,189
Operating income	$84,723	76,565	150,727	119,990
Foreign exchange gain	5,408	3,017	4,119	2,928
Equity in net earnings of unconsolidated companies	3,821	3,781	9,104	8,201
Interest income and other, net	499	538	1,121	1,278
Loss on early extinguishment of debt	---	(4,144)	---	(4,144)
Interest and other debt costs, net	(12,559)	(9,918)	(25,688)	(18,831)
Earnings before income taxes	$81,892	69,839	139,383	109,422

Depreciation and amortization:
Americas	$12,390	10,833	23,798	20,943
Asia/Pacific	4,421	4,122	8,807	8,647
Middle East/North Africa	6,785	5,731	13,367	11,337
Sub-Saharan Africa/Europe	18,378	20,581	37,427	39,736
	41,974	41,267	83,399	80,663
Other	898	---	1,768	2
Corporate	836	789	1,652	1,499
	$43,708	42,056	86,819	82,164

Additions to properties and equipment:
Americas	$15,397	8,845	31,635	12,039
Asia/Pacific	23,138	453	23,211	968
Middle East/North Africa	805	770	1,235	909
Sub-Saharan Africa/Europe (A)	11,339	8,086	13,914	344,557
	50,679	18,154	69,995	358,473
Other	4,689	---	8,725	---
Corporate (B)	31,733	49,747	53,479	111,597
	$87,101	67,901	132,199	470,070

(A)	Included in Sub-Saharan Africa/Europe for the six months ended September 30, 2013 is $245.6 million related to vessels acquired through the acquisition of Troms Offshore.

(B)

Included in Corporate are additions to properties and equipment relating to vessels currently under construction which have not yet been assigned to a non-corporate reporting segment as of the dates presented.

The following table provides a comparison of total assets at September 30, 2014 and March 31, 2014:

	September 30,	March 31,
(In thousands)	2014	2014
Total assets:
Americas	$1,127,132	1,017,736
Asia/Pacific	471,702	421,379
Middle East/North Africa	620,638	613,303
Sub-Saharan Africa/Europe	2,210,363	2,383,507
	4,429,835	4,435,925
Other	40,747	31,545
	4,470,582	4,467,470
Investments in, at equity, and advances to unconsolidated companies	70,803	63,928
	4,541,385	4,531,398
Corporate (A)	461,080	354,431
	$5,002,465	4,885,829

Note A: Included in Corporate are vessels currently under construction which have not yet been assigned to a non-corporate reporting segment. A vessel’s construction costs are reported in Corporate until the earlier of the date the vessels is assigned to a non-corporate reporting segment or the date it is delivered. At September 30, 2014 and March 31, 2014, $250.0 million and $228.9 million, respectively, of vessel construction costs are included in Corporate.

The following table discloses the amount of revenue by segment, and in total for the worldwide fleet, along with the respective percentage of total vessel revenue for the quarters and six-month periods ended September 30, 2014 and 2013:

	Quarter Ended				Six Months Ended
Revenue by vessel class	September 30,				September 30,
(In thousands)	2014	%	2013	%	2014	%	2013	%
Americas fleet:
Deepwater	$91,403	23%	61,811	17%	173,685	23%	116,843	17%
Towing-supply	34,387	9%	30,861	8%	63,904	8%	58,531	8%
Other	8,223	2%	9,257	3%	16,407	2%	16,799	3%
Total	$134,013	34%	101,929	28%	253,996	33%	192,173	28%
Asia/Pacific fleet:
Deepwater	$27,675	7%	19,923	5%	51,917	7%	44,215	6%
Towing-supply	17,338	5%	16,559	5%	32,375	4%	34,281	5%
Other	976	<1%	948	<1%	1,946	<1%	1,890	<1%
Total	$45,989	12%	37,430	10%	86,238	11%	80,386	11%
Middle East/North Africa fleet:
Deepwater	$19,254	5%	15,732	5%	38,721	5%	31,584	5%
Towing-supply	28,715	7%	28,763	8%	63,994	9%	53,260	8%
Other	868	<1%	875	<1%	1,661	<1%	1,739	<1%
Total	$48,837	12%	45,370	13%	104,376	14%	86,583	13%
Sub-Saharan Africa/Europe fleet:
Deepwater	$89,193	23%	106,541	29%	180,884	23%	193,792	28%
Towing-supply	54,617	14%	56,772	16%	110,053	14%	111,632	16%
Other	18,303	5%	15,626	4%	36,915	5%	30,732	4%
Total	$162,113	42%	178,939	49%	327,852	42%	336,156	48%
Worldwide fleet:
Deepwater	$227,525	58%	204,007	56%	445,207	58%	386,434	56%
Towing-supply	135,057	35%	132,955	37%	270,326	35%	257,704	37%
Other	28,370	7%	26,706	7%	56,929	7%	51,160	7%
Total	$390,952	100%	363,668	100%	772,462	100%	695,298	100%

(12)	GOODWILL

The company tests goodwill for impairment annually at the reporting unit level using carrying amounts as of December 31 or more frequently if events and circumstances indicate that goodwill might be impaired.

The company performed its most recent annual goodwill impairment assessment during the quarter ended December 31, 2013 and determined that the carrying value of its Asia/Pacific unit exceeded its fair value as a result of the general decline in the level of business and, therefore, expected future cash flow for the company in this region. The Asia/Pacific region continues to be challenged with excess vessel capacity as a result of the significant number of vessels that have been built in this region over the past 10 years. These additional newbuilds have not been met by a commensurate increase in exploration, development or other activity within the region. In recent years, the company has disposed of older vessels that had worked in the region and transferred vessels out of the region to other regions where market opportunities are currently more robust. In accordance with ASC 350 goodwill is not reallocated based on vessel movements. A goodwill impairment charge of $56.3 million was recorded during the quarter ended December 31, 2013.

During the first quarter of fiscal 2014, $42.2 million of goodwill related to the acquisition of Troms Offshore was allocated to the Sub-Saharan Africa/Europe segment.

Goodwill by reportable segment at September 30, 2014 and 2013 is as follows:

	March 31,			September 30,
(In thousands)	2014	Goodwill acquired	Impairments	2014
Americas	$114,237	---	---	114,237
Sub-Saharan Africa/Europe	169,462	---	---	169,462
Total carrying amount (A)	$283,699	---	---	283,699

	March 31,			September 30,
(In thousands)	2013	Goodwill acquired	Impairments	2013
Americas	$114,237	---	---	114,237
Asia/Pacific	56,283	---	---	56,283
Sub-Saharan Africa/Europe	127,302	42,160	---	169,462
Total carrying amount (B)	$297,822	42,160	---	339,982

(A)

The total carrying amount of goodwill at September 30, 2014 is net of accumulated impairment charges $30.9 million and $56.3 million related to the Middle East/North Africa and Asia/Pacific segments, respectively.

(B)	The total carrying amount of goodwill at September 30, 2013 is net of accumulated impairment charges $30.9 million related to the Middle East/North Africa segment.

(13)	SALE/LEASEBACK ARRANGEMENTS

During the second quarter of fiscal 2015, the company sold one vessel to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transaction resulted in proceeds to the company of $19.4 million and a deferred gain of $11.2 million. The carrying value of the vessel was $8.2 million at the date of sale. The lease will expire in the quarter ending March 2023. Under the sale/leaseback agreement the company has the right to re-acquire the vessel at 47% of the original sales price in the middle of the eighth year, deliver the vessel to the owner at the end of the lease term, purchase the vessel at its then fair market value at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates.

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

The company is accounting for these transactions as sale/leasebacks with operating lease treatment and will expense lease payments over the lease term. The deferred gains will be amortized to gain on asset dispositions, net ratably over the respective lease term. Any deferred gain balance remaining upon the repurchase of the vessels would reduce the vessels’ stated cost if the company elects to exercise the purchase options.

As of September 30, 2014, the future minimum lease payments for the sale/leasebacks are as follows:

Amount
Fiscal year ending	(In thousands)
Remaining six-months of 2015	$1,436
2016	2,875
2017	2,875
2018	2,994
2019	3,213
Thereafter	11,433
Total future lease payments	$24,826

(14)	ACQUISITION

Troms Offshore Supply AS

On June 4, 2013, the company, through a subsidiary, acquired Troms Offshore Supply AS, a Norwegian company (Troms Offshore). At the time of the acquisition, Troms Offshore owned four deepwater PSVs, and had two additional deepwater PSVs under construction, one delivered shortly after the acquisition and the other delivered in January 2014. The purchase price (not including transaction costs) consisted of a $150.0 million cash payment to the shareholders of Troms Offshore and the assumption of approximately $261.3 million of combined Troms Offshore obligations, comprised of net interest-bearing debt and the remaining installment payments due on vessels under construction. The company has performed a fair value analysis and the purchase price was allocated to the acquired assets and liabilities based on their fair values resulting in $42.2 million of goodwill, all of which was allocated to our Sub-Saharan Africa/Europe segment.

The following table summarizes the allocation of the purchase price for the acquisition of Troms Offshore:

(In thousands)
Cash	$22,263
Trade receivables and other current assets	9,816
Vessels (A)	245,605
Goodwill	42,160
Payable and other liabilities	(13,020)
Notes payable	(156,824)
Total purchase price	$150,000

(A)	Includes $10.7 million in costs attributed to vessels under construction.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Tidewater Inc.

New Orleans, Louisiana

We have reviewed the accompanying condensed consolidated balance sheet of Tidewater Inc. and subsidiaries (the “Company”) as of September 30, 2014, and the related condensed consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended September 30, 2014 and 2013, and of cash flows and statement of equity for the six-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Tidewater Inc. and subsidiaries as of March 31, 2014, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated May 21, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

New Orleans, Louisiana

November 4, 2014

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

Forward-looking statements, which can generally be identified by the use of such terminology as “may,” “can,” “potential,” “expect,” “project,” “target,” “anticipate,” “estimate,” “forecast,” “believe,” “think,” “could,” “continue,” “intend,” “seek,” “plan,” and similar expressions contained in this Annual Report on Form 10-K, are not guarantees of future performance or events. Any forward-looking statements are based on the company’s assessment of current industry, financial and economic information, which by its nature is dynamic and subject to rapid and possibly abrupt changes, which the company may or may not be able to control. Further, the company may make changes to its business plans that could or will affect its results. While management believes that these forward-looking statements are reasonable when made, there can be no assurance that future developments that affect us will be those that we anticipate and have identified. The forward-looking statements should be considered in the context of the risk factors listed above and discussed in Items 1, 1A, 2 and 7 included in the company’s Annual Report on Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission (SEC) on May 21, 2014, and elsewhere in this Quarterly Report on Form 10-Q. Investors and prospective investors are cautioned not to rely unduly on such forward-looking statements, which speak only as of the date hereof. Management disclaims any obligation to update or revise any forward-looking statements contained herein to reflect new information, future events or developments.

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

About Tidewater

The company’s vessels and associated vessel services provide support of all phases of offshore exploration, field development and production. These services include towing of, and anchor handling for, mobile offshore drilling units; transporting supplies and personnel necessary to sustain drilling, workover and production activities; offshore construction, ROV operations, and seismic and subsea support; and a variety of specialized services such as pipe and cable laying. The company’s offshore support vessel fleet includes vessels that are operated under joint ventures, as well as vessels that have been stacked or withdrawn from service. At September 30, 2014, the company owned or chartered 286 vessels (of which 11 were owned by joint ventures and 15 were stacked) and 6 ROVs available to serve the global energy industry.

The company has one of the broadest geographic operating footprints in the offshore energy industry with operations in most of the world’s significant offshore crude oil and natural gas exploration and production offshore regions. Our global operating footprint allows us to react to changing local market conditions and to respond to the changing requirements of the many customers with which we believe we have strong relationships. The company is also one of the most experienced international operators in the offshore energy industry with over five decades of international experience.

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

Fleet size, fleet composition, geographic areas of operation, supply and demand for marine personnel, and local labor requirements are the major factors which affect overall crew costs in all segments. In addition, the company’s newer, more technologically sophisticated PSVs and AHTS vessels generally require a greater number of specially trained, more highly compensated fleet personnel than the company’s older, smaller and less sophisticated vessels. Competition for skilled crew has intensified, and may increase further, with the delivery of an increasing number of technologically sophisticated offshore rigs and support vessels operating worldwide. It is expected that crew cost will likely continue to increase as competition for skilled personnel intensifies. This trend of increasing personnel costs will also be affected by the company’s commencement of the operation of ROVs, which generally require more highly compensated personnel than the company’s vessel fleet.

The timing and amount of repair and maintenance costs are influenced by expectations of future customer demand for our vessels, as well as vessel age and drydockings and other major repairs and maintenance mandated by regulatory agencies. A certain number of periodic drydockings (typically twice every five years) are required to meet regulatory requirements. The company will generally incur drydocking and other major repairs and maintenance costs only if economically justified, taking into consideration the vessel’s age, physical condition, contractual obligations, current customer requirements and future marketability. When the company elects to forego a required regulatory drydock or major or repairs and maintenance, it stacks and occasionally sells the vessel because it is not permitted to work without valid regulatory certifications. When the company drydocks a productive vessel, the company not only foregoes vessel revenues and incurs drydocking and other major repairs and maintenance costs, but it also generally continues to incur vessel operating and depreciation costs. In any given period, vessel downtime associated with drydockings and major repairs and maintenance can have a significant effect on the company’s revenues and operating costs.

At times, major repairs and maintenance and drydockings take on an increased significance to the company and its financial performance. Older vessels may require frequent and expensive repairs and maintenance. Newer vessels (generally those built after 2000), which now account for a very high percentage of the company’s revenues and vessel margin (vessel revenues, less vessel operating costs), can also require expensive major repairs and maintenance, even in the early years of their useful lives, due to the larger relative size and greater relative complexity of these vessels. Conversely, when the company stacks vessels, repair and maintenance expense in any period could decline. The combination of these factors can create volatility in period to period repair and maintenance expense, and incrementally increase the volatility of the company’s revenues and operating income, thus making period-to-period comparisons of financial results more difficult.

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

Sonatide Joint Venture

As previously reported, in November 2013, a subsidiary of the company and its joint venture partner in Angola, Sonangol Holdings Lda. (“Sonangol”), executed a new joint venture agreement for their joint venture, Sonatide. The new joint venture agreement is currently effective and will expire, unless extended, two years after an Angolan entity, which is intended to be one of the Sonatide group of companies, has been incorporated. The Angolan entity is expected to be incorporated in early 2015 after certain Angolan regulatory approvals have been obtained.

The challenges for the company to successfully operate in Angola remain significant. As the company has previously reported, on July 1, 2013, elements of new legislation (the “forex law”) became effective that generally require oil companies participating in concessions that engage in exploration and production activities offshore Angola to pay for goods and services provided by foreign exchange residents in Angolan kwanzas that are initially deposited into an Angolan bank account. The forex law also imposes documentation and other requirements on service companies such as Sonatide in order to effect payments that are denominated in currencies other than Angolan kwanzas. The forex law has resulted in, and will likely continue to result in, substantial customer payments to Sonatide being made in Angolan kwanzas. Such a result has been and could continue to be, unfavorable because the conversion of Angolan kwanzas into U.S. dollars and the subsequent expatriation of the funds may result in payment delays, currency devaluation risk prior to conversion of kwanzas to dollars, additional costs to convert kwanzas into dollars and potentially additional taxes.

In response to the new forex law, Tidewater and Sonangol negotiated an agreement (the “consortium agreement”) that is intended to allow the Sonatide joint venture to enter into contracts with customers that allocate billings for services provided by Sonatide between (i) billings for local services that are provided by a foreign exchange resident (that must be paid in kwanzas), and (ii) billings for services provided by offshore residents (that can be paid in dollars). Discussions regarding the consortium agreement are still pending between Tidewater and Sonangol.

In October 2014, the National Bank of Angola issued new regulations controlling the sale of foreign currency. These regulations require oil companies to sell U.S. dollars to the National Bank of Angola to buy kwanzas that are required to be used to pay for goods and services provided by oilfield service companies, which, in turn, are required to then source dollars in order to pay for goods and services provided offshore. The regulations continue to permit tripartite agreements among oil companies, commercial banks and service companies that provide for the sale of U.S. dollars by an oil company to a commercial bank in exchange for kwanzas and the subsequent on-sale of those dollars by the commercial bank to the service company. The implementing regulations do, however, place constraints on those tripartite agreements that did not previously exist. If tripartite agreements or similar arrangements are not available to service companies in Angola that have a need for dollars, then such service companies will be required to source dollars exclusively through the National Bank of Angola. Given the recent issuance of the guidance, the company has not yet formed a view on the impact of these implementing regulations on the willingness of commercial banks and oil companies to enter into new tripartite forex agreements.

As of September 30, 2014, the company had approximately $408 million in amounts due from Sonatide, largely reflecting unpaid vessel revenue (billed and unbilled) related to services performed by the company through the Sonatide joint venture. These amounts began to accumulate in late calendar 2012, when the initial provisions of the forex law relating to payments for goods and services provided by foreign exchange residents took effect (and payments were required to be paid into local bank accounts). Beginning in July 2013, when the second provision of the forex law took effect (and the local payments had to be made in kwanza), Sonatide generally accrued for but did not deliver invoices to customers for vessel revenue related to Sonatide and the company’s collective Angolan operations in order to minimize the exposure that Sonatide would be paid for a substantial amount of charter hire in kwanzas and into an Angolan bank. In the interim, the company has been using its credit facility and other arrangements to fund the substantial working capital requirements related to its Angola operations.

In the first quarter of fiscal 2015, Sonatide began sending invoices to those customers who have insisted on paying U.S. dollar denominated invoices in kwanza. As invoices are paid in kwanza, Sonatide is seeking to convert those kwanzas into U.S. dollars and subsequently utilize those U.S. dollars to pay the amounts that Sonatide owes the company. This conversion and expatriation process is subject to those risks and considerations set forth above. In addition, since February 2014, Sonatide has been entering into customer agreements that contain split dollar/kwanza payments (typically 70% dollars and 30% kwanzas). While the company is confident, based on advice of counsel, that these split payment contracts comply with current Angolan law, it is not clear if this type of contracting will be available to Sonatide over the longer term. To the extent the National Bank of Angola issues further clarifying interpretations of the forex law or standard market practices develop in Angola in regards to split payment contracts without objection by the National Bank of Angola, the company expects that Sonatide will more broadly utilize split payment contracts.

For the six months ended September 30, 2014, the company collected (primarily through Sonatide) approximately $186 million from Angolan customers, which represents slightly more than the approximately $179 million in revenue generated for the same period. Of the $186 million collected, approximately $104 million represented U.S., dollars initially received by Sonatide on behalf of the company or dollars collected from other customers. The balance of $82 million collected resulted from Sonatide’s converting kwanzas into dollars and subsequent payment to Tidewater. The company believes that the process for converting kwanzas is functioning reasonably well given that the conversion process is still developing.

For the six months ended September 30, 2014, Tidewater’s Angolan operations generated vessel revenues of approximately $179 million, or 23%, of its consolidated vessel revenue, from an average of approximately 83 Tidewater-owned vessels that are marketed through the Sonatide joint venture (five of which were stacked on average during the six months ended September 30, 2014), and, for the six months ended September 30, 2013, generated vessel revenues of approximately $168 million, or 24%, of consolidated vessel revenue, from an average of approximately 86 Tidewater-owned vessels (11 of which were stacked on average during the six months ended September 30, 2013).

The Sonatide joint venture owns ten vessels (four of which are currently stacked) and certain other assets, in addition to earning commission income from Tidewater-owned vessels marketed through the Sonatide joint venture (owned 49% by Tidewater). As of September 30, 2014 and March 31, 2014, the carrying value of Tidewater’s investment in the Sonatide joint venture, which is included in “Investments in, at equity, and advances to unconsolidated companies,” is approximately $70 million and $62 million, respectively.

Due from affiliate at September 30, 2014 and March 31, 2014 of approximately $408 million and $430 million, respectively, represents cash received by Sonatide from customers and due to the company, costs paid by Tidewater on behalf of Sonatide and, finally, amounts due from customers that are expected to be remitted to the company through Sonatide.

Due to affiliate at September 30, 2014 and March 31, 2014 of approximately $127 million and $86 million, respectively, represents amounts due to Sonatide for commissions payable (approximately $48 million and $43 million, respectively) and other costs paid by Sonatide on behalf of the company.

A new presidential decree regulating maritime transportation activities was enacted in Angola earlier this year. Following recent discussions with port state authorities, the company understands that the authorities will likely interpret the decree to require one hundred percent Angolan ownership of local vessel operators such as Sonatide. This interpretation will therefore likely result in the need to work with Sonangol to further restructure our Sonatide joint venture operations in Angola. The authorities have suggested that a grace period will extend until approximately the end of the calendar year for foreign vessel operators to comply. The company believes the authorities will further extend the grace period for foreign vessel operators so long as the operators demonstrate continuing good faith efforts to become compliant. The company is seeking further clarification of the new decree and is exploring potential alternative structures in order to comply.

Management continues to explore ways to profitably participate in the Angolan market while looking for opportunities to reduce the overall level of exposure to the increased risks that the company believes currently characterize the Angolan market. Included among mitigating measures taken by the company to address these risks is the redeployment of vessels from time to time to other markets where demand for the company’s vessels remains strong. During the year ended March 31, 2014, the company redeployed vessels from its Angolan operations to other markets and also transferred vessels into its Angolan operations from other markets resulting in a net increase of one vessel operating in the area. Redeployment of vessels to other markets in the period beginning April 1, 2014 through September 30, 2014 has been more pronounced (net 10 vessels transferred out of Angola, including four smaller crewboats that were stacked outside of Angola) than in prior periods.

Although our customers’ near term offshore spending plans and the level of newbuild vessel activity both remain in flux, we still believe that the global market for offshore support vessels is currently reasonably well balanced, with offshore vessel supply approximately equal to offshore vessel demand. If the company were to consider redeployment of a substantial number of vessels from Angola to other markets, however, there would likely be negative financial impacts associated with such redeployment, including mobilization costs and costs to redeploy Tidewater shore-based employees to other areas, in addition to lost revenues associated with potential downtime between vessel contracts. These financial impacts could, individually or in the aggregate, be material to our results of operations and cash flows for the periods when such costs would be incurred. If there is a need to redeploy vessels which are currently deployed in Angola to other international markets, Tidewater believes that there is sufficient demand for a majority of these vessels (particularly the larger and more sophisticated vessels) at prevailing market day rates.

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

As of August 20, 2012, more than 50% of the world’s vessel tonnage ratified the Convention meeting the requisites for the Convention to become law, beginning one year from signatory countries’ respective dates of ratification. To date, the Convention has become law in 48 of the 64 countries that ratified the Convention, with more dates of enforcement continuing in the forthcoming months. Generally, ratifications are concentrated in the European and Asia Pacific markets with a more diverse footprint for the remaining ratifications. We continue to note that, although Bangladesh, Fiji, Gabon, and Lebanon have submitted instruments of ratification, their respective registrations for Member state social protection benefits are still pending.

The company continues to work with its flag states to seek substantial equivalencies to comparable national and industry laws that meet the intent of the Convention. The company continues Convention certification on its vessels on an “as needed” priority basis linked to dates of enforcement by countries, drydock transits, or ocean voyages.

The company continues to assess its global seafarer labor relationships and to review its fleet operational practices as dates of enforcement of the Convention continue. In those countries where the Convention does apply, and as effective enforcement progresses, the company and its customers’ operations may be negatively affected by future compliance, which cannot be reasonably estimated at this time.

Macroeconomic Environment and Outlook

The primary driver of our business (and revenues) is the level of our customers’ capital and operating expenditures for offshore oil and natural gas exploration, field development and production. These expenditures, in turn, generally reflect our customers’ expectations for future oil and natural gas prices, economic growth, hydrocarbon demand, estimates of current and future oil and natural gas production, the relative cost of exploring, developing and producing onshore and offshore oil and natural gas, and our customers’ ability to access exploitable oil and natural gas resources. The prices of crude oil and natural gas are critical factors in our customers’ investment and spending decisions, including their decisions to contract drilling rigs and offshore support vessels in support of offshore exploration, field development and production activities in the various global geographic markets, most of which the company already operates.

The price of crude oil has declined over the last twelve months, primarily due to a less optimistic forecast of worldwide economic growth and higher than expected U.S. oil and gas production. Some analysts believe that lower oil prices and increased volatility in commodity markets in recent months also reflects the impact of speculators reducing their long positions in futures markets. During the most recent quarter the global economy experienced modest growth led by China, the U.S. and India; however, some analysts have scaled back their original growth forecasts as a result of a slower than expected Euro-zone recovery, recent developments in Russia, and continuing geopolitical concerns in the Middle-East. The demand for crude oil typically follows economic growth expectations. As analysts have scaled back their growth forecasts they have generally revised their worldwide crude oil demand forecasts downward (by approximately 0.05 million barrels per day).

Tidewater anticipates that its longer-term utilization and day rate trends for its vessels will be correlated with demand for, and the price of, crude oil, which during October 2014, was trading around $83 per barrel for West Texas Intermediate (WTI) crude and around $84 per barrel for Intercontinental Exchange (ICE) Brent crude. The current pricing outlook and recent trend in regards to crude oil prices could adversely affect additional drilling and exploration activity as prices for WTI and ICE Brent are near or below the average prices per barrel reportedly used in exploration and production (E&P) companies’ capital expenditure budgets as reported in 2014 E&P spending surveys.

The continuing rise in production of unconventional gas resources in North America and the commissioning of a number of new, large, Liquefied Natural Gas (LNG) export facilities around the world have contributed to an oversupplied natural gas market. Earlier in the year, natural gas inventories in the U.S. declined from historic highs primarily due to increased consumption during a colder than average winter. More recently, however, natural gas inventories have risen, once again exerting downward pressure on natural gas prices in the U.S. Prolonged periods of oversupply of natural gas (whether from conventional or unconventional natural gas production or gas produced as a byproduct of conventional or unconventional crude oil production) will likely continue to suppress prices for natural gas, although over the longer term, relatively low natural gas prices may also lead to increased demand for the resource. High levels of onshore gas production along with a prolonged downturn in natural gas prices would be expected over the short and intermediate term to negatively impact the offshore exploration and development plans of energy companies, which in turn would suppress demand for offshore support vessel services. The impact of lower gas prices in recent years has been most pronounced in our Americas segment and specifically in our U.S. operations where natural gas is a more prevalent, exploitable hydrocarbon resource. In October 2014, natural gas was trading in the U.S. at approximately $3.90 per Mcf which is slightly higher than $3.70 per Mcf in October 2013.

Deepwater activity continues to be a significant segment of the global offshore crude oil and natural gas markets, and it is also a source of potential growth for the company. Deepwater oil and gas development typically involves significant capital investment and multi-year development plans. Such projects are generally underwritten by the participating exploration, field development and production companies using relatively conservative assumptions relating to crude oil and natural gas prices. These projects are, therefore, considered to be less susceptible to short-term fluctuations in the price of crude oil and natural gas though it is possible that the recent pullback in crude oil prices may cause E&P companies to reevaluate their future capital expenditures in regards to deepwater projects.

Reports published by IHS-Petrodata in October of 2014 indicate that the worldwide movable offshore drilling rig count, is estimated at approximately 950 rigs, of which approximately 700 offshore rigs were working as of October 2014. While the supply of and demand for offshore drilling rigs that meet the technical requirements of end user exploration and development companies may be key drivers of pricing for contract drilling services, the company believes that the number of rigs working offshore rather than the total population of moveable offshore drilling rigs is a better indicator of overall offshore activity levels and the demand for offshore support vessel services.

Of the estimated 950 movable rigs worldwide, approximately 35%, or approximately 330 rigs, are designed to operate in deeper waters. Of the approximately 700 working offshore rigs in October 2014, approximately 250 rigs are designed to operate in deeper waters. As of October 2014, the number of working rigs that are designed to operate in deeper waters decreased by approximately 2%, or five rigs, from the number of deepwater rigs working a year ago. It is further estimated that approximately 35% of the approximate 250 new-build rig total, or 90 rigs, are being built to operate in deeper waters.

We believe investment in additional rigs capable of operating in deeper waters highlights offshore rig owner’s longer-term expectation for high levels of activity in regards to deepwater exploration and development. Recognizing that 90 newbuild rigs designed to operate in deeper waters also represent approximately 35% of the approximate 250 deepwater rigs working in October 2014, there is some uncertainty as to whether the deepwater rigs currently under construction will, at least in the near to intermediate-term, increase the working fleet or merely replace older, less productive drilling units. As a result, it is not clear what impact the delivery within the next several years of additional rigs (deepwater and otherwise) will have on the working rig count.

Investment is also being made in the floating production unit market, with approximately 85 new floating production units under construction and expected to be delivered primarily over the next three years to supplement the approximately 350 floating production units already installed worldwide.

In addition to the increase in deepwater drilling activity, worldwide shallow-water exploration and production activity has also increased during the last twelve months. According to IHS-Petrodata, with approximately 420 working jack-up rigs as of October 2014, the number of working jack-up rigs represents an increase of approximately 6%, or 22 rigs, from the number of jack-up rigs working a year ago. Orders for new jack-up rigs have also increased nearly 19% over the last twelve months to approximately 140 jack-up rigs, nearly all of which are scheduled for delivery in the next three years. As discussed above with regards to the deepwater rig market and recognizing that 140 newbuild jackup rigs represent approximately 33% of the approximately 420 jack up rigs working in October 2014, there is also uncertainty as to how many of the jack-up rigs currently under construction will either increase the working fleet or replace older, less productive jack-up rigs.

Also according to IHS-Petrodata, there are approximately 530 new-build offshore support vessels (deepwater PSVs, deepwater AHTS vessels and towing-supply vessels only) either under construction (450 vessels), on order or planned as of October 2014. Most of the vessels under construction are expected to be delivered to the worldwide offshore vessel market within the next two years. Also as of October 2014, the worldwide fleet of these classes of vessels is estimated at approximately 3,200 vessels, of which Tidewater estimates more than 10% are currently stacked or are not being actively marketed by the vessels’ owners.

An increase in worldwide vessel capacity would tend to have the effect of lowering charter rates, particularly when there are lower levels of exploration, field development and production activity. The worldwide offshore marine vessel industry, however, also has a large number of aged vessels, including approximately 680 vessels, or 21%, of the worldwide offshore fleet, that are at least 25 years old and nearing or exceeding original expectations of their estimated economic lives. These older vessels, of which Tidewater estimates 40% to 50% are already either stacked or are not being actively marketed by the vessels’ owners, could potentially be removed from the market within the next few years if the cost of extending the vessels’ lives is not economically justifiable. Although the future attrition rate of these aging vessels cannot be determined with certainty, the company believes that the retirement of a sizeable portion of these aged vessels could mitigate the potential negative effects of new-build vessels on vessel utilization and vessel pricing. As discussed above, additional vessel demand, which could mitigate the possible negative effects of the new-build vessels being added to the offshore support vessel fleet, could also be created by the delivery of new drilling rigs and floating production units to the extent such new drilling rigs and/or floating production units both become operational and are not offset by the idling or retirement of existing active drilling rigs and floating production units. Excluding the vessels that the company estimates to already be stacked or not actively being marketed by the vessels’ owners, the company estimates that the number of offshore support vessels under construction (450 vessels) represents approximately 15% of the existing worldwide fleet of these vessels.

Fiscal 2015 Second Quarter Business Highlights

During the first half of fiscal 2015 the company continued to focus on enhancing its competitive advantages and its market share in international markets and continued to modernize its vessel fleet to increase future earnings capacity while removing from active service certain older vessels that had more limited market opportunities. Key elements of the company’s strategy continue to be the preservation of its strong financial position and the maintenance of adequate liquidity to fund the expansion of its fleet of newer vessels and the development of the company’s subsea business. Operating management focused on safe operations, minimizing unscheduled vessel downtime, improving the oversight over major repairs and maintenance projects and drydockings and maintaining disciplined cost control.

At September 30, 2014, the company had 275 owned or chartered vessels (excluding joint-venture vessels and vessels withdrawn from service) in its fleet with an average age of 8.9 years. The average age of 248 newer vessels in the fleet (defined as those that have been acquired or constructed since calendar year 2000 as part of the company’s new build and acquisition program) is approximately 6.8 years.

The company’s consolidated net earnings for the first six months of fiscal 2015 increased 24%, or $20.3 million, as compared to the same period in fiscal 2014, primarily due to a 12% increase in total revenues, which was partially offset by a 10% increase in vessel operating costs, a 6% increase in depreciation expense and a 64% increase in vessel operating lease expense. The company recorded $772.5 million in vessel revenues during the first six months of fiscal 2015, which is an increase of $77.2 million, or 11%, over the vessel revenues earned during the same period in fiscal 2014. The increase in vessel revenues was due to increased utilization from a larger fleet of newer, more sophisticated vessels. In particular, the company experienced a nine percentage point increase in utilization, which includes the impact of the company’s disposition of previously stacked vessels, and a 10% increase in our total worldwide fleet average day rates in the first six months of fiscal 2015 as compared to the same period in fiscal 2014. Our subsea business also began generating revenue during the second quarter of fiscal 2015 and recognized revenue of $1.6 million which is included in other operating revenues.

Vessel revenues generated by our Americas segment increased approximately 32%, or $61.8 million, during the first six months of fiscal 2015 as compared to the vessel revenues earned during the same period in fiscal 2014, primarily due to a $56.8 million increase in revenues earned on the deepwater vessels, reflecting a 16 percentage point increase in utilization and an increase in the number of deepwater vessels operating in the area. Vessel operating costs for the Americas segment also increased 24%, or $25.3 million (inclusive of an 8%, or $1.6 million, increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Asia/Pacific segment increased 7%, or $5.9 million, during the first six months of fiscal 2015 as compared to the same period in fiscal 2014, primarily due to a $7.7 million increase in revenues earned on the deepwater vessels reflecting a 6% increase in average day rates and an increase in the number of deepwater vessels operating in the segment. Vessel operating costs for the Asia/Pacific segment increased 30%, or $14.3 million (inclusive of an 88%, or $5.3 million, increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Middle East/North Africa segment increased 21%, or $17.8 million, during the first six months of fiscal 2015 as compared to the revenues earned during the same period in fiscal 2014, primarily due to increased revenues from both the deepwater and towing-supply vessel classes. Vessel operating costs for the Middle East/North Africa segment increased 46%, or $19.7 million (inclusive of a 99%, or $6.9 million, increase in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

Vessel revenues generated by our Sub-Saharan Africa/Europe segment decreased 3%, or $8.3 million, during the first six months of fiscal 2015 as compared to the revenues earned during the same period in fiscal 2014, primarily due to a decrease in the number of both deepwater and towing-supply vessels operating in the segment because of vessels transferring to other segments. Vessel operating costs for the Sub-Saharan Africa/Europe segment decreased 11%, or $20.7 million (inclusive of a 26%, or $13.8 million, decrease in repairs and maintenance expense, which includes our major repairs and regulatory drydocking costs), during the same comparative periods.

A more complete discussion of each of the above segment highlights is included in the “Results of Operations” section below.

Results of Operations

We manage and measure our business performance in four distinct operating segments that are based on our geographical organization: Americas, Asia/Pacific, Middle East/North Africa, and Sub-Saharan Africa/Europe. The following table compares vessel revenues and vessel operating costs (excluding general and administrative expenses, depreciation expense, and gains on asset dispositions, net) for the company’s owned and operated vessel fleet and the related percentage of vessel revenue for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014:

		Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)		2014	%	2013	%	2014	%	2013	%	2014	%
Vessel revenues:
Americas	$	134,013	34%	101,929	28%	253,996	33%	192,173	28%	119,983	31%
Asia/Pacific		45,989	12%	37,430	10%	86,238	11%	80,386	12%	40,249	11%
Middle East/North Africa		48,837	13%	45,370	13%	104,376	14%	86,583	12%	55,539	15%
Sub-Saharan Africa/Europe		162,113	41%	178,939	49%	327,852	42%	336,156	48%	165,739	43%
Total vessel revenues	$	390,952	100%	363,668	100%	772,462	100%	695,298	100%	381,510	100%

Vessel operating costs:
Crew costs	$	114,634	29%	100,767	28%	225,919	29%	193,999	28%	111,285	29%
Repair and maintenance		39,332	10%	38,996	11%	87,064	11%	87,089	13%	47,732	13%
Insurance and loss reserves		1,982	1%	3,926	1%	7,376	1%	9,946	1%	5,394	1%
Fuel, lube and supplies		22,820	6%	19,354	5%	45,189	6%	38,159	5%	22,369	6%
Other		34,051	8%	32,273	9%	64,515	9%	62,284	9%	30,464	8%
Total vessel operating costs	$	212,819	54%	195,316	54%	430,063	56%	391,477	56%	217,244	57%

The following table compares other operating revenues and costs related to third-party activities of the company’s shipyards (the remainder of which the company disposed of in the quarter ended June 30, 2013), brokered vessels, ROVs and other miscellaneous marine-related activities for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
(In thousands)	2014	2013	2014	2013	2014
Other operating revenues	$6,572	4,269	10,739	6,724	4,167
Costs of other operating revenues	6,560	4,040	11,221	6,060	4,661

The following table presents vessel operating costs by the company’s segments, the related segment vessel operating costs as a percentage of segment vessel revenues, total vessel operating costs and the related total vessel operating costs as a percentage of total vessel revenues for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014:

	Quarter Ended September 30,				Six Months Ended September 30,				Quarter Ended June 30,
(In thousands)	2014	%	2013	%	2014	%	2013	%	2014	%
Vessel operating costs:
Americas:
Crew costs	$36,949	28%	31,389	31%	73,515	29%	59,230	31%	36,566	31%
Repair and maintenance	12,700	10%	11,750	11%	22,222	9%	20,608	11%	9,522	8%
Insurance and loss reserves	493	<1%	597	1%	2,094	1%	2,498	1%	1,601	1%
Fuel, lube and supplies	7,257	5%	5,901	6%	14,799	6%	9,454	5%	7,542	6%
Other	10,034	7%	7,203	7%	18,165	7%	13,673	7%	8,131	7%
	67,433	50%	56,840	56%	130,795	52%	105,463	55%	63,362	53%
Asia/Pacific:
Crew costs	$21,388	47%	14,567	39%	39,673	46%	30,221	38%	18,285	45%
Repair and maintenance	3,448	7%	3,910	10%	11,290	13%	6,022	8%	7,842	20%
Insurance and loss reserves	207	<1%	350	1%	638	1%	1,000	1%	431	1%
Fuel, lube and supplies	2,134	5%	2,410	6%	5,892	7%	5,129	6%	3,758	9%
Other	2,454	5%	3,211	9%	4,723	5%	5,565	7%	2,269	6%
	29,631	64%	24,448	65%	62,216	72%	47,937	60%	32,585	81%
Middle East/North Africa:
Crew costs	$15,734	32%	11,545	25%	32,080	31%	22,009	26%	16,346	29%
Repair and maintenance	5,031	11%	3,638	8%	13,811	13%	6,926	8%	8,780	16%
Insurance and loss reserves	947	2%	1,216	3%	2,008	2%	2,018	2%	1,061	2%
Fuel, lube and supplies	4,866	10%	2,372	5%	7,556	7%	6,240	7%	2,690	5%
Other	3,581	7%	3,082	7%	7,255	7%	5,799	7%	3,674	7%
	30,159	62%	21,853	48%	62,710	60%	42,992	50%	32,551	59%
Sub-Saharan Africa/Europe:
Crew costs	$40,563	25%	43,266	24%	80,651	25%	82,539	25%	40,088	24%
Repair and maintenance	18,153	11%	19,698	11%	39,741	12%	53,533	16%	21,588	13%
Insurance and loss reserves	335	1%	1,763	1%	2,636	1%	4,430	1%	2,301	2%
Fuel, lube and supplies	8,563	5%	8,671	5%	16,942	5%	17,336	5%	8,379	5%
Other	17,982	11%	18,777	11%	34,372	10%	37,247	11%	16,390	10%
	85,596	53%	92,175	52%	174,342	53%	195,085	58%	88,746	54%
Total operating costs	$212,819	54%	195,316	54%	430,063	56%	391,477	56%	217,244	57%

The following table compares operating income and other components of earnings before income taxes and its related percentage of total revenue for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014:

		Quarter Ended September 30,						Six Months Ended September 30,						Quarter Ended June 30,
(In thousands)		2014	%		2013	%		2014	%		2013	%		2014	%
Vessel operating profit:
Americas	$	36,778	9%		23,675	6%		66,986	9%		43,976	6%		30,208	8%
Asia/Pacific		7,414	2%		4,807	1%		6,443	1%		15,096	2%		(971)	(1%)
Middle East/North Africa		7,367	2%		13,446	4%		19,160	2%		23,569	4%		11,793	3%
Sub-Saharan Africa/Europe		41,446	10%		47,261	13%		79,048	10%		64,780	9%		37,602	10%
		93,005	23%		89,189	24%		171,637	22%		147,421	21%		78,632	20%
Other operating profit (loss)		(2,093)	(1%	)	218	<1%		(4,516)	(1%	)	(174)	(<1%	)	(2,423)	(1%)
		90,912	22%		89,407	24%		167,121	21%		147,247	21%		76,209	19%

Corporate general and administrative expenses		(8,943)	(2%	)	(12,102)	(4%	)	(21,275)	(3%	)	(27,947)	(4%	)	(12,332)	(3%)
Corporate depreciation		(836)	(<1%	)	(789)	(<1%	)	(1,652)	(<1%	)	(1,499)	(<1%	)	(816)	(<1%)
Corporate expenses		(9,779)	(2%	)	(12,891)	(4%	)	(22,927)	(3%	)	(29,446)	(4%	)	(13,148)	(3%)

Gain on asset dispositions, net		3,590	1%		49	<1%		6,533	1%		2,189	<1%		2,943	1%
Operating income	$	84,273	21%		76,565	21%		150,727	19%		119,990	17%		66,004	17%
Foreign exchange gain (loss)		5,408	1%		3,017	1%		4,119	1%		2,928	<1%		(1,289)	(<1%)
Equity in net earnings of unconsolidated companies		3,821	1%		3,781	1%		9,104	1%		8,201	1%		5,283	1%
Interest income and other, net		499	<1%		538	<1%		1,121	<1%		1,278	<1%		622	<1%
Loss on early extinguishment of debt		---	---		(4,144)	(1%	)	---	---		(4,144)	(<1%	)	---	---
Interest and other debt costs, net		(12,559)	(3%	)	(9,918)	(3%	)	(25,688)	(3%	)	(18,831)	(3%	)	(13,129)	(3%)
Earnings before income taxes	$	81,892	21%		69,839	19%		139,383	18%		109,422	16%		57,491	15%

Americas Segment Operations. Vessel revenues in the Americas segment increased 32%, or $32.1 million and 32%, or $61.8 million, respectively, during the quarter and six month periods ended September 30, 2014, as compared to the same periods in fiscal 2014, due primarily to higher revenues earned on deepwater vessels, which increased 48%, or $29.6 million and 49%, or $56.8 million, during the same comparative periods. The increase in deepwater revenues is primarily the result of an increase in the number of deepwater vessels operating in the Americas segment resulting from new deliveries and vessels which were transferred from other segments. Also contributing to the increase in deepwater revenues in the Americas segment is an increase in utilization rates of 20 and 16 percentage points, respectively, during the same comparative periods, because of the increased demand for deepwater drilling services notably in Brazil and the U.S. GOM. Revenues from the towing-supply vessels increased 11%, or $3.5 million and 9%, or $5.4 million, during the quarter and six month periods ended September 30, 2014, respectively, as compared to the same periods in the prior fiscal year, due to increases in average day rates of 12% and 11%, respectively, as well as increases in utilization rates of 21 and 20 percentage points, respectively.

At the beginning of fiscal 2015, the company had 10 stacked Americas-based vessels. During the first six months of fiscal 2015, the company stacked four additional vessels and sold five vessels from the previously stacked vessel fleet, resulting in a total of nine stacked Americas-based vessels as of September 30, 2014.

Operating profit for the Americas segment increased 55%, or $13.1 million, and 52%, or $23.0 million, during the quarter and six-month period ended September 30, 2014, respectively, as compared to the same periods in fiscal 2014, respectively, primarily due to higher revenues, which were partially offset by a 19%, or $10.6 million, and 24%, or $25.3 million, respective increase in vessel operating costs (primarily crew costs, fuel, lube and supplies costs and other vessel costs), substantial increases in vessel operating lease costs (due to completed sale/lease transactions related to vessels that are operated by the company in the U.S GOM, Trinidad and Mexico), an increase in depreciation expense and an increase in general and administrative expenses.

Crew costs increased 18%, or $5.6 million, and 24%, or $14.3 million; fuel, lube and supplies costs increased 23%, or $1.4 million, and 57%, or $5.3 million; other vessel costs increased 39%, or $2.8 million, and 33%, or $4.5 million; and depreciation expense increased 14%, or $1.5 million, and 14%, or $2.9 million, respectively, during the quarter and six-month period ended September 30, 2014, as compared to the same periods in fiscal 2014 due to an increase in the number of deepwater vessels operating in the segment. Vessel operating lease costs increased 540%, or $4.2 million and 470%, or $7.7 million, respectively, during the same comparative periods. General and administrative expenses increased 26%, or $2.6 million and 15%, or $2.9 million, respectively, during the same comparative periods, in order to support the segments growing vessel fleet.

Asia/Pacific Segment Operations. Vessel revenues in the Asia/Pacific segment increased 23%, or $8.6 million, and 7%, or $5.9 million, during the quarter and six month periods ended September 30, 2014, and 2013 respectively, primarily due to higher revenues earned on deepwater vessels. Deepwater vessel revenue increased 39%, or $7.8 million, and 17%, or $7.7 million, respectively, during the same comparative periods, primarily due to a net increase in the number of deepwater vessels operating in the segment primarily in Australia. Revenue increases during the six month period ended September 30, 2014 as compared to the same period in 2013 were partially offset by a decrease in revenues from towing-supply vessels of 6%, or $1.9 million, primarily due to a number of towing-supply vessels transferring out of the non-Australia areas within the Asia/Pacific segment to other segments where charter opportunities for this class of vessel are currently considered by the company to be more attractive.

At the beginning of fiscal 2015, the company did not have any Asia/Pacific-based stacked vessels and it did not stack any vessels during the six month period ended September 30, 2014.

Operating profit for the Asia/Pacific segment increased 54%, or $2.6 million, during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, due to increased revenues, partially offset by a 21%, or $5.2 million, increase in vessel operating costs (primarily Australian crew costs).

Crew costs increased 47%, or $6.8 million, during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, due to vessels transferred into the segment, primarily Australia, from other areas and increased crew on vessels required for certain projects (also in Australia).

Operating profit for the Asia/Pacific segment decreased 57%, or $8.7 million, during the six-month period ended September 30, 2014 as compared to the six-month period ended September 30,2013, due to a 30%, or $14.3 million, increase in vessel operating costs (primarily crew costs and repair and maintenance costs), partially offset by higher revenues.

Crew costs increased 31%, or $9.5 million, during the six-month period ended September 30, 2014 as compared to the six-month period ended September 30, 2013, due to increased crew on vessels manned for certain projects and ramp up of crew for work on new contracts in Australia. Repair and maintenance costs increased 88%, or $5.3 million, during the same comparative periods, due to an increase in the number scheduled drydocks and additional inspections performed to prepare vessels for certain projects also in Australia.

Middle East/North Africa Segment Operations. Vessel revenues in the Middle East/North Africa segment increased 8%, or $3.5 million, and 21%, or $17.8 million, during the quarter and six month periods ended September 30, 2014, respectively, as compared to the same periods during fiscal 2014, due to increased revenues from both the deepwater and towing-supply vessel classes. Deepwater vessel revenue increased 22%, or $3.5 million, and 23%, or $7.1 million, respectively, during the same comparative periods, due to a 4% and 11% respective increase in average day rates as well as an increase in the number of deepwater vessels operating in the segment. Increases in vessel revenues in Middle East/North Africa segment is primarily the result of increased scale of operations in the Mediterranean Sea and offshore Saudi Arabia (which, in turn was primarily driven by an increase in the number of jack up rigs working in this region). Increases in dayrates in Middle East/North Africa reflect the transfer of larger, higher specification vessels from other regions into the Middle East/North Africa region and lump sum mobilization fees. In addition to increased deepwater revenues for the six months ended September 30, 2014, towing-supply vessel revenue also increased 20%, or $10.7 million, during the same comparative periods, due to a 3 percentage point increase in utilization, and an increase in the number of towing-supply vessels operating in the segment.

At the beginning of fiscal 2015, the company had one stacked Middle East/North Africa-based vessel which was sold during the quarter ended June 30, 2014. There are no stacked vessels in the Middle East/North Africa region as of September 30, 2014.

Operating profit for the Middle East/North Africa segment decreased 45%, or $6.1 million, and 19%, or $4.4 million, during the quarter and six month periods ended September 30, 2014 as compared to the same periods during fiscal 2014, primarily due to a 38%, or $8.3 million, and 46%, or $19.7 million, respective increase in vessel operating costs (primarily crew costs, repair and maintenance costs, which includes major repairs and regulatory drydocking costs, and fuel, lube and supplies costs), an increase in depreciation expense and an increase in general and administrative expenses, partially offset by higher revenues, during the same comparative periods.

Crew costs increased 36%, or $4.2 million, and 46%, or $10.1 million, respectively, during the quarter and six-month periods ended September 30, 2014, as compared to the same periods during fiscal 2014, primarily due to an increase in the number of vessels operating in the segment which was the result of the transfer of vessels from other segments. Repair and maintenance costs increased 38%, or $1.4 million, and 99%, or $6.9 million, respectively, during the same comparative periods, due to an increase in the number of drydockings during the current period and the outfitting of vessels in preparation for the start of new term contracts. Fuel, lube and supplies costs increased 105%, or $2.5 million, and 21%, or $1.3 million, respectively, during the same comparative periods, due to an increase in the number of vessels mobilizing into the segment. Depreciation expense increased 18%, or $1.1 million, and 18%, or $2.0 million, respectively, during the same comparative periods, also due to an increase in the number of vessels operating in the segment. General and administrative expenses increased 18%, or $0.7 million, and 19%, or $1.5 million, respectively during the same comparative periods, due to the increase in shore-based personnel, primarily to support our growing operation in Saudi Arabia and in the Mediterranean Sea.

Sub-Saharan Africa/Europe Segment Operations. Vessel revenues in the Sub-Saharan Africa/Europe segment decreased 9%, or $16.8 million and 3%, or $8.3 million, respectively, during the quarter and six-month periods ended September 30, 2014, as compared to the same periods during fiscal 2014, due to decreased revenues on both the deepwater and towing-supply vessel classes. Revenues from deepwater vessels decreased 16%, or $17.3 million and 7%, or $12.9 million, respectively, during the quarter and six-month periods ended September 30, 2014, as compared to the same periods during fiscal 2014, primarily due to a reduction in the number of deepwater vessels in Sub-Saharan Africa due to transfers of vessels from Sub-Saharan Africa (in particular, Angola) to other regions, somewhat offset by increases in vessel revenues generated by the company’s European operations driven by the acquisition of Troms Offshore. Revenues from other vessel classes increased 17%, or $2.7 million and 20%, or $6.2 million, respectively, during the same comparative periods, primarily due to a 24% and 19% respective increase in average day rates.

At the beginning of fiscal 2015, the company had four stacked Sub-Saharan Africa/Europe-based vessels. During the first half of fiscal 2015, the company stacked six additional vessels and sold four previously stacked vessels, resulting in a total of six stacked Sub-Saharan Africa/Europe-based vessels as of September 30, 2014.

Operating profit for the Sub-Saharan Africa/Europe segment decreased 12%, or $5.8 million, during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, primarily due to decreased revenues, which were partially offset by a 7%, or $6.6 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs, insurance costs and other vessel costs), a decrease in vessel operating lease costs and a decrease in depreciation expense.

Crew costs decreased 6%, or $2.7 million, insurance costs decreased 81%, or $1.4 million, and depreciation expense decreased 11%, or $2.2 million, during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, primarily due to a decrease in the number of vessels operating in the segment. Repair and maintenance costs decreased 8%, or $1.5 million, during the second quarter of fiscal 2015 as compared to the second quarter of fiscal 2014, due to a fewer number of drydocks performed in the current period. Vessel operating lease costs decreased 44%, or $1.2 million, during the same comparative periods, as vessels operated under lease arrangements transferred to other segments.

Although vessel revenues decreased during the same comparative periods, operating profit for the Sub-Saharan Africa/Europe segment increased 22%, or $14.3 million, during the six-month period ended September 30, 2014, as compared to the six-month period ended September 30, 2013, primarily due to an 11%, or $20.7 million, decrease in vessel operating costs (primarily crew costs, repair and maintenance costs and insurance costs) and a decrease in vessel operating lease costs.

Crew costs decreased 2%, or $1.9 million, insurance costs decreased 41%, or $1.8 million, and depreciation expense decreased 6%, or $2.3 million, during the six-month period ended September 30, 2014, as compared to the six-month period ended September 30, 2013, primarily due to a decrease in the number of vessels operating in the segment. Repair and maintenance costs decreased 26%, or $13.8 million, during the same comparative periods, due to a fewer number of drydocks performed in the current period. Vessel operating lease costs decreased 30%, or $1.6 million, during the same comparative periods, as vessels operated under lease arrangements transferred to other segments.

Other Items. Insurance and loss reserves expense decreased 50%, or $1.9 million, and 26%, or $2.6 million during the quarter and six month periods ended September 30, 2014 as compared to comparable periods ended September 30, 2013 primarily due to downward adjustments to case-based and other reserves.

Gain on asset dispositions, net respectively increased $3.5 million and $4.3 million during the quarter and six month periods ended September 30, 2014 as compared to the quarter and six months ended September 30, 2013, primarily due to the amortization of deferred gains related to sale/leaseback vessels. The respective gains were partially offset by impairments to vessels and other assets.

The below table summarizes the combined fair value of the assets that incurred impairments during the quarters and six-month periods ended September 30, 2014 and 2013, along with the amount of impairment. The impairment charges were recorded in gain on asset dispositions, net.

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Amount of impairment incurred	$910	175	1,860	4,047
Combined fair value of assets incurring impairment	500	161	720	4,466

Vessel Class Revenue and Statistics by Segment

Vessel utilization is determined primarily by market conditions and to a lesser extent by drydocking requirements. Vessel day rates are determined by vessel demand (created largely by the level of offshore exploration, field development and production spending by energy companies) relative to the supply of offshore service vessels. Suitability of equipment and the quality of service provided may also influence vessel day rates. Vessel utilization rates are calculated by dividing the number of days a vessel works during a reporting period by the number of days the vessel is available to work in the reporting period. Stacked vessels depress utilization rates because stacked vessels are considered available to work, and as such, are included in the calculation of utilization rates. Average day rates are calculated by dividing the revenue a vessel earns during a reporting period by the number of days the vessel worked in the reporting period.

Vessel utilization and average day rates are calculated on all vessels in service (which includes stacked vessels and vessels in drydock) but do not include vessels withdrawn from service (none at September 30, 2014) or vessels owned by joint ventures (11 vessels at September 30, 2014).

The following tables compare revenues, day-based utilization percentages and average day rates by vessel class and in total for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014:

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2014	2013	2014	2013	2014
REVENUE BY VESSEL CLASS (In thousands):
Americas fleet:
Deepwater	$	91,403	61,811	173,685	116,843	82,282
Towing-supply		34,387	30,861	63,904	58,531	29,517
Other		8,223	9,257	16,407	16,799	8,184
Total	$	134,013	101,929	253,996	192,173	119,983
Asia/Pacific fleet:
Deepwater	$	27,675	19,923	51,917	44,215	24,242
Towing-supply		17,338	16,559	32,375	34,281	15,037
Other		976	948	1,946	1,890	970
Total	$	45,989	37,430	86,238	80,386	40,249
Middle East/North Africa fleet:
Deepwater	$	19,254	15,732	38,721	31,584	19,467
Towing-supply		28,715	28,763	63,994	53,260	35,279
Other		868	875	1,661	1,739	793
Total	$	48,837	45,370	104,376	86,583	55,539
Sub-Saharan Africa/Europe fleet:
Deepwater	$	89,193	106,541	180,884	193,792	91,691
Towing-supply		54,617	56,772	110,053	111,632	55,436
Other		18,303	15,626	36,915	30,732	18,612
Total	$	162,113	178,939	327,852	336,156	165,739
Worldwide fleet:
Deepwater	$	227,525	204,007	445,207	386,434	217,682
Towing-supply		135,057	132,955	270,326	257,704	135,269
Other		28,370	26,706	56,929	51,160	28,559
Total	$	390,952	363,668	772,462	695,298	381,510

UTILIZATION:
Americas fleet:
Deepwater		91.9%	72.3	90.4	74.9	88.7
Towing-supply		70.3	49.5	66.5	46.3	62.7
Other		76.9	91.6	73.0	86.8	69.3
Total		80.9%	63.9	77.9	62.0	74.8
Asia/Pacific fleet:
Deepwater		82.4%	80.1	76.6	86.4	70.6
Towing-supply		93.6	73.0	92.1	68.5	90.7
Other		100.0	100.0	100.0	100.0	100.0
Total		89.6%	75.8	86.6	73.9	83.5
Middle East/North Africa fleet:
Deepwater		80.4%	81.2	76.2	86.1	72.1
Towing-supply		71.1	86.1	82.2	79.1	93.6
Other		100.0	81.8	96.0	57.9	91.9
Total		74.7%	84.7	81.3	78.9	87.8
Sub-Saharan Africa/Europe fleet:
Deepwater		85.5%	88.8	85.9	84.0	86.3
Towing-supply		78.5	66.8	76.8	67.2	75.3
Other		71.3	72.5	74.7	71.4	78.1
Total		77.9%	75.0	78.7	73.4	79.5
Worldwide fleet:
Deepwater		87.0%	81.9	85.4	81.6	83.8
Towing-supply		76.2	66.3	77.3	63.5	78.4
Other		73.9	77.3	75.4	74.4	76.9
Total		79.3%	73.2	79.5	71.0	79.8

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2014	2013	2014	2013	2014
AVERAGE VESSEL DAY RATES:
Americas fleet:
Deepwater	$	31,233	31,953	31,206	30,894	31,175
Towing-supply		17,309	15,520	16,954	15,348	16,559
Other		8,304	7,843	8,570	7,423	8,856
Total	$	22,701	19,974	22,578	19,493	22,443
Asia/Pacific fleet:
Deepwater	$	39,841	37,812	40,798	38,610	41,948
Towing-supply		14,387	12,430	13,717	12,729	13,017
Other		10,609	10,300	10,633	10,326	10,658
Total	$	23,090	19,184	22,601	19,990	22,066
Middle East/North Africa fleet:
Deepwater	$	23,078	22,195	24,044	21,685	25,081
Towing-supply		14,171	12,440	13,716	12,498	13,366
Other		4,719	4,750	4,730	4,750	4,742
Total	$	16,040	14,156	15,749	14,231	15,502
Sub-Saharan Africa/Europe fleet:
Deepwater	$	30,928	30,244	30,665	28,950	30,414
Towing-supply		16,911	15,737	16,889	15,563	16,867
Other		5,937	4,779	5,742	4,830	5,562
Total	$	17,628	17,206	17,398	16,617	17,179
Worldwide fleet:
Deepwater	$	31,001	30,481	31,030	29,549	31,061
Towing-supply		15,987	14,389	15,615	14,364	15,261
Other		6,523	5,651	6,412	5,576	6,306
Total	$	19,415	17,603	19,056	17,299	18,701

The day-based utilization percentages, average day rates and the average number of the company’s new vessels (defined as vessels acquired or constructed since calendar year 2000 as part of its new build and acquisition program) by vessel class and in total for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014:

		Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
		2014	2013	2014	2013	2014
UTILIZATION:
Deepwater vessels
PSVs		88.6%	84.6	87.7	84.3	86.8
AHTS vessels		89.0	87.9	86.3	91.9	83.5
Towing-supply		80.8	85.7	82.8	83.7	84.9
Other		73.6	73.2	75.3	73.3	76.9
Total		82.1%	82.7	82.9	82.0	83.7

AVERAGE VESSEL DAY RATES:
Deepwater vessels
PSVs	$	30,575	31,053	30,686	29,911	30,802
AHTS vessels		34,937	28,885	34,542	29,236	34,116
Towing-supply		16,235	14,484	15,870	14,538	15,519
Other		6,963	5,635	6,833	5,739	6,706
Total	$	20,303	18,637	19,964	18,303	19,627

AVERAGE VESSEL COUNT:
Deepwater vessels
PSVs		77	73	76	71	76
AHTS vessels		12	11	12	11	12
Towing-supply		105	103	105	103	105
Other		52	52	52	52	52
Total		246	239	245	237	245

Vessel Count, Dispositions, Acquisitions and Construction Programs

The following table compares the average number of vessels by class and geographic distribution for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014:

	Quarter Ended September 30,		Six Months Ended September 30,		Quarter Ended June 30,
	2014	2013	2014	2013	2014
Americas fleet:
Deepwater	35	30	34	28	33
Towing-supply	30	44	31	45	31
Other	14	14	14	14	15
Total	79	88	79	87	79
Less stacked vessels	7	24	8	24	8
Active vessels	72	64	71	63	71
Asia/Pacific fleet:
Deepwater	9	7	9	7	9
Towing-supply	14	20	14	21	14
Other	1	1	1	1	1
Total	24	28	24	29	24
Less stacked vessels	--	4	--	4	--
Active vessels	24	24	24	25	24
Middle East/North Africa fleet:
Deepwater	11	9	12	9	12
Towing-supply	31	29	31	30	31
Other	2	2	2	3	2
Total	44	40	45	42	45
Less stacked vessels	--	--	--	2	1
Active vessels	44	40	45	40	44
Sub-Saharan Africa/Europe fleet:
Deepwater	37	43	37	44	38
Towing-supply	45	59	46	58	48
Other	47	49	47	49	47
Total	129	151	130	151	133
Less stacked vessel	7	11	5	11	4
Active vessels	122	140	125	140	129
Active owned or chartered vessels	262	268	265	268	268
Stacked vessels	14	39	13	41	13
Total owned or chartered vessels	276	307	278	309	281
Vessels withdrawn from service	--	1	--	1	--
Joint-venture and other	11	10	11	10	11
Total	287	318	289	320	292

Owned or chartered vessels include vessels stacked by the company. The company considers a vessel to be stacked if the vessel crew is furloughed and limited maintenance is being performed on the vessel. The company reduces operating costs by stacking vessels when management does not foresee opportunities to profitably or strategically operate the vessels in the near future. Vessels are stacked when market conditions warrant and they are no longer considered stacked when they are returned to active service, sold or otherwise disposed. When economically practical marketing opportunities arise, the stacked vessels can be returned to service by performing any necessary maintenance on the vessel and either rehiring or returning fleet personnel to operate the vessel. Although not currently fulfilling charters, stacked vessels are considered to be in service and are included in the calculation of the company’s utilization statistics. The company had 15, 37 and 11 stacked vessels at September 30, 2014 and 2013 and June 30, 2014, respectively. Most of the vessels stacked at September 30, 2014 are being marketed for sale and are not expected to return to the active fleet, primarily due to their age.

Vessels withdrawn from service are not included in the company’s utilization statistics.

The following is a summary of net properties and equipment at September 30, 2014 and March 31, 2014:

	September 30, 2014		March 31, 2014

	Number Of Vessels	Carrying Value	Number of Vessels	Carrying Value
		(In thousands)		(In thousands)

Owned vessels in active service	247	$ 3,253,092	257	$ 3,281,391
Stacked vessels	15	12,545	15	9,743
Marine equipment and other assets under construction		322,160		268,189
Other property and equipment (A)		62,190		62,285
Totals	262	$ 3,649,987	272	$ 3,621,608

(A)	Other property and equipment includes six ROVs delivered in fiscal 2014.

Vessel Dispositions

The company seeks opportunities to sell and/or scrap its older vessels when market conditions warrant and opportunities arise. The majority of the company’s vessels are sold to buyers who do not compete with the company in the offshore energy industry. The following is a summary of the number of vessels disposed of by vessel type and segment during the six months ended September 30:

	Six Months Ended September 30,
	2014 (A)	2013 (B)
Number of vessels disposed by vessel type:
Deepwater PSVs	1	2
Towing-supply:
AHTS vessels	1	10
PSVs	8	3
Other	1	5
Total	11	20

Number of vessels disposed by segment:
Americas	6	7
Asia/Pacific	--	5
Middle East/North Africa	1	7
Sub-Saharan Africa/Europe	4	1
Total	11	20

(A)	Excluded from fiscal 2015 dispositions are two vessels that were sold and leased back by the company as disclosed in Note (13) in Notes to Consolidated Financial Statements.

(B)	Excluded from fiscal 2014 dispositions are two vessels that were sold and leased back by the company.

Vessel and Other Deliveries and Acquisitions

During the first six months of fiscal 2015, the company took delivery of three newly-built deepwater PSVs. Two of the deepwater PSVs are 246-feet in length. The 246-feet PSVs were constructed at an international shipyard for a total aggregate cost of $34.7 million. One deepwater PSV is 275-feet in length. The 275-feet PSV was constructed at an international shipyard for a total cost of $29.3 million.

During fiscal 2014, the company took delivery of six newly-built vessels and acquired nine vessels from third parties. Two of the delivered vessels were deepwater PSVs, which were both 303-feet in length. The 303-feet PSVs were constructed at a U.S. shipyard for a total aggregate cost of $123.3 million. The company also took delivery of two towing-supply class PSVs, of which one is 220-feet in length, and one is 217-feet in length. These two vessels were constructed at an international shipyard for a total aggregate cost of $51.4 million. The company also took delivery of two waterjet crewboats at an international shipyard for $6.0 million. In addition, the company acquired from third parties, two 290-feet deepwater PSVs for a total cost of $93.9 million and a 247-feet deepwater AHTS vessel for $29.0 million. The company also acquired a fleet of four deepwater PSVs, ranging from 280-feet to 285-feet, as a result of the Troms Offshore Supply AS acquisition.

The purchase price allocated to these four vessels totals an aggregate $234.9 million. Two Troms vessel construction projects (related to a 270-foot, deepwater PSV and a 310-foot, deepwater PSVs) were also completed in fiscal 2014 for a total cost of $112.4 million. The company also acquired six ROVs for a total cost of $31.9 million.

In addition to the 21 vessel and ROV deliveries noted above, we acquired two additional deepwater PSVs and six towing-supply class PSVs during fiscal 2014 which had been sold and leased back during fiscal 2008 and fiscal 2010. The company elected to repurchase these vessels from the lessors for a total of $78.8 million. Please refer to the “Off-Balance Sheet Arrangements” section of Management Discussion and Analysis of this report for a discussion on the company’s sale/leaseback vessels.

Vessel and Other Commitments at September 30, 2014

The table below summarizes the various commitments to acquire and construct new vessels, by vessel type, and ROVs as of September 30, 2014:

(In thousands)	Number of Vessels/ROVs	Shipyard Location	Delivery Dates	Total Cost	Amount Invested 9/30/14	Remaining Balance 9/30/14
Towing-supply:
7,145 BHP AHTS	6	International	3/2015 – 3/2016	$112,885	63,690	49,195
Deepwater:
261-foot PSV	6	International	9/2015 – 6/2016
264-foot PSV	1	United States	1/2015
268-foot PSV	2	International	2/2015, 5/2015
275-foot PSV (A)	9	International	11/2014 – 6/2015
292-foot PSV	1	International	5/2016
300-foot PSV	2	United States	9/2015, 2/2016
310-foot PSV	2	United States	11/2015, 2/2016
Total Deepwater PSVs	23			772,194	235,138	537,056
Other:
Fast supply boat	1	International	---	8,014	8,014	---
Total vessel commitments	30			$893,093	306,842	586,251
Total ROV commitments	2	United States	11/2014	$14,818	4,511	10,307
Total commitments	32			$907,911	311,353	596,558

(A)   Two different international shipyards are constructing five and four 275-foot PSVs, respectively.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through September 30, 2014. The company had committed and invested $8.0 million as of September 30, 2014.

In December 2013, the company took delivery of the second of two deepwater PSVs constructed in a U.S. shipyard. In connection with the delivery of those vessels, the company and the shipyard agreed to hold $11.7 million in escrow with a financial institution pending resolution of disputes over whether all or a portion of those funds are due to the shipyard as the shipyard has claimed. In October 2014, the parties resolved their pending disputes subject to a confidentiality provision and agreed on the split of the funds held in escrow. The amounts to be returned from the escrow to the company will result in a reduction in the cost of the two acquired vessels, one of which was subsequently sold to an unaffiliated financial institution in connection with a sale/lease transaction that closed in the third quarter of fiscal 2014. The portion of the returned funds attributed to the vessel that was sold will be recorded as a deferred gain that will be amortized over the 10-year lease term.

The table below summarizes by vessel class and vessel type the number of vessels and ROVs expected to be delivered by quarter along with the expected cash outlay (in thousands) of the various commitments as discussed above:

	Quarter Period Ended

Vessel class and type	12/14	03/15	06/15	09/15	12/15	Thereafter
Deepwater PSVs	2	5	5	2	3	6
Towing-supply vessels	---	1	1	1	1	2
Other	---	---	---		---	1
Total vessel commitments	2	6	6	3	4	9
Total ROV commitments	2	---	---	---	---	---
Total commitments	4	6	6	3	4	9

(In thousands)
Expected quarterly cash outlay	$123,285	156,020	167,039	34,782	37,922	77,510 (B)

(B)	The $77,510 of ‘Thereafter’ vessel construction obligations are expected to be paid as follows: $26,909 during fiscal 2016 and $50,601 during fiscal 2017.

Consistent with the approach we are taking on mitigating risk exposure in Angola and the other alternatives we have developed, we believe the company has sufficient liquidity and financial capacity to support the continued investment in new vessels, assuming customer demand, acquisition and shipyard economics and other considerations justify such an investment. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of its financial position and conditions in the credit and capital markets. In recent years, the company has funded vessel additions with available cash, operating cash flow, revolving credit facility borrowings, bank term loans, various leasing arrangements, and funds provided by the sale of senior unsecured notes as disclosed in Note (6) of Notes to Condensed Consolidated Financial Statements. The company has $596.6 million in unfunded capital commitments associated with the 30 vessels and two ROVs currently under construction at September 30, 2014.

General and Administrative Expenses

Consolidated general and administrative expenses and the related percentage of total revenue for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014 consist of the following components:

	Quarter Ended				Six Months Ended				Quarter Ended
	September 30,				September 30,				June 30,
(In thousands)	2014	%	2013	%	2014	%	2013	%	2014	%
Personnel	$28,524	7%	26,662	7%	59,264	7%	54,763	8%	30,740	8%
Office and property	7,103	2%	6,821	2%	14,129	2%	14,558	2%	7,026	2%
Sales and marketing	2,922	1%	2,741	1%	7,147	1%	5,254	1%	4,225	1%
Professional services	4,422	1%	7,399	2%	10,909	1%	16,941	2%	6,487	2%
Other	3,791	1%	2,415	1%	6,373	1%	5,002	1%	2,582	1%
Total	$46,762	12%	46,038	13%	97,822	12%	96,518	14%	51,060	14%

Segment and corporate general and administrative expenses and the related percentage of total general and administrative expenses for the quarters and six-month periods ended September 30, 2014 and 2013 and for the quarter ended June 30, 2014 were as follows:

	Quarter Ended				Six Months Ended				Quarter Ended
	September 30,				September 30,				June 30,
(In thousands)	2014	%	2013	%	2014	%	2013	%	2014	%
Vessel operations	$36,612	78%	33,925	74%	74,281	76%	67,735	70%	37,669	74%
Other operating activities	1,207	3%	11	<1%	2,266	2%	836	1%	1,059	2%
Corporate	8,943	19%	12,102	26%	21,275	22%	27,947	29%	12,332	24%
Total	$46,762	100%	46,038	100%	97,822	100%	96,518	100%	51,060	100%

General and administrative expenses during the second quarter of fiscal 2015 were 2%, or $0.7 million, higher than the second quarter of fiscal 2014. Increases in administrative payroll and other general and administrative costs of $1.9 million and $1.4 million, respectively, were partially offset by decreases in professional services of $3.0 million. Incremental increases in personnel costs are primarily related to the ramp up of shore-based personnel in the company’s subsea operations. Additionally, professional services costs were higher during the second quarter of the prior fiscal year due to legal fees associated with arbitration activities related to our historical operations in Venezuela and the administration of a subsidiary company based in the United Kingdom.

General and administrative expenses during the first half fiscal 2015 were 1%, or $1.3 million, higher than the first half of fiscal 2014. Increases in administrative payroll, sales and marketing and other general and administrative costs of $4.5 million, $1.9 million and $1.4 million respectively, were partially offset by decreases in professional services of $6.0 million. Incremental increases in personnel costs are primarily related to the ramp up of shore-based personnel in the company’s subsea operations and the inclusion of Troms’ administrative related costs for a full six months. Additionally, professional services costs were higher during the first half of the prior fiscal year due to legal fees associated with arbitration activities related to our historical operations in Venezuela, the administration of a subsidiary company based in the United Kingdom and transaction costs related to the acquisition of Troms offshore.

Liquidity, Capital Resources and Other Matters

The company’s current ratio, level of working capital and amount of cash flows from operations for any year are primarily related to fleet activity, vessel day rates and the timing of collections and disbursements. Vessel activity levels and vessel day rates are, among other things, dependent upon the supply/demand relationship for offshore vessels, which tend to be correlated with levels of oil and natural gas exploration and production activity. Variations from year-to-year in these items are primarily the result of market conditions. Also refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Form 10-Q.

Availability of Cash

At September 30, 2014, the company had $124.4 million in cash and cash equivalents, of which $39.5 million was held by foreign subsidiaries. The company currently intends that earnings by foreign subsidiaries will be indefinitely reinvested in foreign jurisdictions in order to fund strategic initiatives (such as investment, expansion and acquisitions), fund working capital requirements and repay debt (both third-party and intercompany) of its foreign subsidiaries in the normal course of business. Moreover, the company does not currently intend to repatriate through dividends the earnings of its foreign subsidiaries to the United States because cash generated from the company’s domestic businesses and credit available under its domestic financing facilities, as well as the repayment of intercompany liabilities from foreign subsidiaries, are currently sufficient (and are expected to continue to be sufficient for the foreseeable future) to fund the cash needs of its operations in the United States, including continuing to pay the quarterly dividend. However, if, in the future, cash and cash equivalents held by foreign subsidiaries are needed to fund the company’s operations in the United States, the repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs.

Our objective in financing our business is to maintain adequate financial resources and access to sufficient levels of liquidity. Cash and cash equivalents, future net cash provided by operating activities and the company’s revolving credit facilities provide the company, in our opinion, with sufficient liquidity to meet our requirements, including repayment of debt that becomes due, required payments on vessel construction currently in progress and payments required to be made in connection with current vessel purchase commitments. The company also believes that it has reasonable access to capital and credit markets that would allow it to possibly make opportunistic investments in connection with its fleet renewal and modernization program.

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

Borrowings under the credit facility are unsecured and bear interest at the company’s option at (i) the greater of prime or the federal funds rate plus 0.25% to 1.00%, or (ii) Eurodollar rates, plus margins ranging from 1.25% to 2.00% based on the company’s consolidated funded debt to capitalization ratio. Commitment fees on the unused portion of the facilities range from 0.15% to 0.30% based on the company’s funded debt to total capitalization ratio. The credit facility requires that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%, and maintain a consolidated interest coverage ratio (essentially consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, for the four prior fiscal quarters to consolidated interest charges, including capitalized interest, for such period) of not less than 3.0 to 1.0. All other terms, including the financial and negative covenants, are customary for facilities of its type and consistent with the prior agreement in all material respects.

The company had $300.0 million in term loan borrowings outstanding at September 30, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable rates), and has the entire $600.0 million available under the revolver to fund future liquidity needs at September 30, 2014. The company had $300.0 million of term loan borrowings and did not have any revolver borrowings outstanding at March 31, 2014.

September 2013 Senior Notes. On September 30, 2013, the company executed a note purchase agreement for $500 million and issued $300 million of senior unsecured notes to a group of institutional investors. The company issued the remaining $200 million of senior unsecured notes on November 15, 2013. A summary of these outstanding notes at September 30, 2014 and March 31, 2014, is as follows:

(In thousands, except weighted average data)	September 30, 2014	March 31, 2014
Aggregate debt outstanding	$500,000	500,000
Weighted average remaining life in years	8.9	9.4
Weighted average coupon rate on notes outstanding	4.86%	4.86%
Fair value of debt outstanding	525,860	520,979

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

August 2011 Senior Notes. On August 15, 2011, the company issued $165 million of senior unsecured notes to a group of institutional investors. A summary of these outstanding notes at September 30, 2014 and March 31, 2014, is as follows:

(In thousands, except weighted average data)	September 30, 2014	March 31, 2014
Aggregate debt outstanding	$165,000	165,000
Weighted average remaining life in years	6.1	6.6
Weighted average coupon rate on notes outstanding	4.42%	4.42%
Fair value of debt outstanding	170,438	168,653

The multiple series of notes were originally issued with maturities ranging from approximately eight to 10 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

September 2010 Senior Notes. In fiscal 2011, the company completed the sale of $425 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at September 30, 2014 and March 31, 2014, is as follows:

	September 30,	March 31,
(In thousands, except weighted average data)	2014	2014
Aggregate debt outstanding	$425,000	425,000
Weighted average remaining life in years	5.1	5.6
Weighted average coupon rate on notes outstanding	4.25%	4.25%
Fair value of debt outstanding	437,951	436,264

The multiple series of these notes were originally issued with maturities ranging from five to 12 years. The notes may be retired before their respective scheduled maturity dates subject only to a customary make-whole provision. The terms of the notes require that the company maintain a ratio of consolidated debt to consolidated total capitalization that does not exceed 55%.

Included in accumulated other comprehensive income at September 30, 2014 and March 31, 2014, is an after-tax loss of $0.0 million ($0.0 million pre-tax), and $2.4 million ($3.7 million pre-tax), respectively, related to cash flow hedges purchased in connection with the September 2010 senior note offering, which met the effectiveness criteria and their acquisition costs are amortized to interest expense over the term of the individual notes matching the term of the hedges to interest expense.

July 2003 Senior Notes. In July 2003, the company completed the sale of $300 million of senior unsecured notes. A summary of the aggregate amount of these outstanding notes at September 30, 2014 and March 31, 2014, is as follows:

	September 30,	March 31,
(In thousands, except weighted average data)	2014	2014
Aggregate debt outstanding	$35,000	35,000
Weighted average remaining life in years	0.8	1.3
Weighted average coupon rate on notes outstanding	4.61%	4.61%
Fair value of debt outstanding	35,699	36,018

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

In May 2012, Troms Offshore entered into a 204.4 million NOK denominated borrowing agreement which matures in May 2024. The loan requires semi-annual principal payments of 8.5 million NOK (plus accrued interest), bore interest at a fixed rate of 6.38% and was secured by certain guarantees and various types of collateral, including a vessel. In January 2014, the loan was amended to, among other things, change the interest rate to a fixed rate equal to 3.88% plus a premium based on Tidewater’s funded indebtedness to capitalization ratio (currently equal to 1.50% for a total all-in rate of 5.38%), change the borrower, change the export creditor guarantor, and replace the vessel security with a company guarantee.

A summary of the amount of these borrowings outstanding at September 30, 2014 and March 31, 2014, denominated in NOK and U.S. Dollars is as follows (fair values are based on Level 2 inputs):

	September 30,	March 31,
(In thousands, except weighted average data)	2014	2014
January 2014 notes:
NOK denominated	287,500	300,000
U.S. dollar equivalent	$46,434	50,028
Fair value (U.S. dollar equivalent)	46,442	50,044
May 2012 notes:
NOK denominated	170,400	178,920
U.S. dollar equivalent	$27,521	29,867
Fair value (U.S. dollar equivalent)	27,267	29,588

In May 2012, Troms Offshore entered into a 35.0 million NOK denominated borrowing agreement with a shipyard which matures in May 2015. In June 2013, Troms Offshore entered into a 25.0 million NOK denominated borrowing agreement a Norwegian Bank which matures in June 2019. These borrowings bear interest based on three month NIBOR plus a credit spread of 2.0% to 3.5%. Troms Offshore had an aggregate of 45.0 million NOK, or approximately $7.3 million, and 60.0 million NOK, or approximately $10.0 million outstanding in floating rate debt at September 30, 2014 and March 31, 2014, respectively (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin).

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

Debt Costs

The company capitalizes a portion of its interest costs incurred on borrowed funds used to construct vessels. Interest and debt costs incurred, net of interest capitalized, for the quarters and six-month periods ended September 30, are as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Interest and debt costs incurred, net of interest capitalized	$12,559	9,918	25,688	18,831
Interest costs capitalized	3,410	2,636	6,282	5,598
Total interest and debt costs	$15,969	12,554	31,970	24,429

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. No shares have been repurchased under the May 2014 program.

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

Dividends

The declaration of dividends is at the discretion of the company’s Board of Directors. The Board of Directors declared the following dividends for the quarters and six-month periods ended September 30:

	Quarter Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except dividend per share)	2014	2013	2014	2013
Dividends declared	$12,611	12,536	25,199	25,035
Dividend per share	0.25	0.25	0.50	0.50

Operating Activities

Net cash provided by operating activities for any period will fluctuate according to the level of business activity for the applicable period.

Net cash provided by operating activities for the six months ended September 30, is as follows:

(In thousands)	2014	Change	2013
Net earnings	$104,524	20,269	84,255
Depreciation and amortization	86,819	4,655	82,164
Provision (benefit) for deferred income taxes	1,287	11,502	(10,215)
Gain on asset dispositions, net	(6,533)	(4,344)	(2,189)
Changes in operating assets and liabilities	(67,563)	(50,859)	(16,704)
Changes in due to/from affiliate, net	62,555	194,529	(131,974)
Other non-cash items	4,200	(291)	4,491
Net cash provided by operating activities	$185,289	175,461	9,828

Cash flows from operations increased $175.5 million to $185.3 million, during the six months ended September 30, 2014 as compared to $9.8 million during the six months ended September 30, 2013, due primarily to a $194.5 million reversal of the significant growth during the first six months of fiscal 2014 to a modest decrease during the first six months of fiscal 2015, in the net due to/from affiliate balance, partially offset by a $50.9 million increase in changes in operating assets and liabilities. The decrease in due to/from affiliate is attributable to improved collections from our Angolan operation, which is included within our Sub-Saharan Africa/Europe segment. Changes in local laws in Angola have resulted in key customers making payments for goods and services into local bank accounts of an unconsolidated affiliate beginning in the third quarter of fiscal 2013 and the deferral of our billing certain customers for vessel charters beginning in the second quarter of fiscal 2014. For the six months ended September 30, 2014, the company collected approximately $186 million from Sonatide, which represents slightly more than the $179 million in revenue generated for the same period. Conversely, amounts due to affiliate increased by approximately $41 million which included commissions payable and other costs paid by Sonatide on behalf of the company. For additional information refer to the Sonatide Joint Venture disclosure in Management’s Discussion and Analysis of this Form 10-Q. Increases in operating assets and liabilities is primarily due to increases in trade receivables and marine operating supplies.

Investing Activities

Net cash used in investing activities for the six months ended September 30, is as follows:

(In thousands)	2014	Change	2013
Proceeds from the sale of assets	$3,999	(3,647)	7,646
Proceeds from the sale/leaseback of assets	32,751	(32,799)	65,550
Additions to properties and equipment	(128,411)	91,898	(220,309)
Payments for acquisition, net of cash acquired	---	127,737	(127,737)
Other	(13)	674	(687)
Net cash used in investing activities	$(91,674)	183,863	(275,537)

Investing activities for the six months ended September 30, 2014 used $91.7 million of cash, which is primarily attributed to $128.4 million of additions to properties and equipment and partially offset by proceeds from the sale/leaseback of two vessels of $32.8 million. Additions to properties and equipment were comprised of approximately $12.0 million in capitalized major repair costs, $108.4 million for the construction of offshore support vessels, $5.2 for the purchase of ROVs, and $2.8 million in other properties and equipment purchases.

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

Financing Activities

Net cash provided by (used in) financing activities for the six months ended September 30, is as follows:

(In thousands)	2014	Change	2013
Principal payments on debt	$(25,996)	665,619	(691,615)
Debt borrowings	20,000	(966,262)	986,262
Debt issuance costs	---	3,845	(3,845)
Proceeds from exercise of stock options	1,025	(3,396)	4,421
Cash dividends	(25,038)	(148)	(24,890)
Excess tax benefit on stock options exercised	---	(341)	341
Other	350	350	---
Net cash (used in) provided by financing activities	$(29,659)	(300,333)	270,674

Financing activities for the six months ended September 30, 2014 used $29.7 million of cash, primarily due to the quarterly payment of common stock dividends of $0.25 per common share. During the quarter the company borrowed $20.0 million from the revolving line of credit which was repaid during the quarter and approximately $6.0 million was also used to make scheduled payments on Norwegian Kroner denominated borrowings.

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

Other Liquidity Matters

Vessel Construction. With its commitment to modernizing its fleet through its vessel construction and acquisition program over the past decade, the company has successfully replaced the vast majority of the older vessels of its fleet with fewer, larger and more efficient vessels that have a more extensive range of capabilities. These efforts are expected to continue through the delivery of the 30 vessels currently under construction, with the company anticipating that it will use some portion of its future operating cash flows and existing borrowing capacity as well as possible new borrowings or lease finance arrangements in order to fund these commitments in connection with the completion of the fleet renewal and modernization program. The company continues to evaluate its fleet renewal program, whether through new construction or acquisitions, relative to other investment opportunities and uses of cash, including the current share repurchase authorization, and in the context of current conditions in the credit and capital markets.

At September 30, 2014, the company had approximately $124.4 million of cash and cash equivalents, of which $39.5 million was held by foreign subsidiaries and is not expected to be repatriated. In addition, $600.0 million of undrawn capacity on the credit facility was available to the company.

Currently the company is experiencing substantial delay with one fast supply boat under construction in Brazil that was originally scheduled to be delivered in September 2009. On April 5, 2011, pursuant to the vessel construction contract, the company sent the subject shipyard a letter initiating arbitration in order to resolve disputes of such matters as the shipyard’s failure to achieve payment milestones, its failure to follow the construction schedule, and its failure to timely deliver the vessel. The company has suspended construction on the vessel and both parties continue to pursue that arbitration. The company has third party credit support in the form of insurance coverage for 90% of the progress payments made on this vessel, or all but approximately $2.4 million of the carrying value of the accumulated costs through September 30, 2014. The company had committed and invested $8.0 million as of September 30, 2014.

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

In December 2013, the administration was converted to a liquidation. That conversion allowed for an interim cash liquidation distribution to be made to MNOPF. The conversion is not expected to have any impact on the company. The liquidation is expected to be completed in this fiscal year. The company believes that the liquidation will resolve the subsidiary’s participation in the MNOPF. The company also believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Brazilian Customs. In April 2011, two Brazilian subsidiaries of Tidewater were notified by the Customs Office in Macae, Brazil that they were jointly and severally being assessed fines of 155.0 million Brazilian reais (approximately $63.6 million as of September 30, 2014). The assessment of these fines is for the alleged failure of these subsidiaries to obtain import licenses with respect to 17 Tidewater vessels that provided Brazilian offshore vessel services to Petrobras, the Brazilian national oil company, over a three-year period ending December 2009. After consultation with its Brazilian tax advisors, Tidewater and its Brazilian subsidiaries believe that vessels that provide services under contract to the Brazilian offshore oil and gas industry are deemed, under applicable law and regulations, to be temporarily imported into Brazil, and thus exempt from the import license requirement. The Macae Customs Office has, without a change in the underlying applicable law or regulations, taken the position that the temporary importation exemption is only available to new, and not used, goods imported into Brazil and therefore it was improper for the company to deem its vessels as being temporarily imported. The fines have been assessed based on this new interpretation of Brazilian customs law taken by the Macae Customs Office.

After consultation with its Brazilian tax advisors, the company believes that the assessment is without legal justification and that the Macae Customs Office has misinterpreted applicable Brazilian law on duties and customs. The company is vigorously contesting these fines (which it has neither paid nor accrued) and, based on the advice of its Brazilian counsel, believes that it has a high probability of success with respect to the overturn of the entire amount of the fines, either at the administrative appeal level or, if necessary, in Brazilian courts. In December 2011, an administrative board issued a decision that disallowed 149.0 million Brazilian reais (approximately $61.1 million as of September 30, 2014) of the total fines sought by the Macae Customs Office. In two separate proceedings in 2013, a secondary administrative appeals board considered fines totaling 127.0 million Brazilian reais (approximately $52.1 million as of September 30, 2014) and rendered decisions that disallowed all of those fines. The remaining fines totaling 28.0 million Brazilian reais (approximately $11.5 million as of September 30, 2014) are still subject to a secondary administrative appeals board hearing, but the company believes that both decisions will be helpful in that upcoming hearing. The secondary board decisions disallowing the fines totaling 127.0 million Brazilian reais are, however, still subject to the possibility of further administrative appeal by the authorities that imposed the initial fines. The company believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

Potential for Future Brazilian State Tax Assessment. The company has previously reported that a Brazilian state in which the company operates had notified the company and certain of the company’s competitors that they were liable for unpaid taxes (and penalties and interest thereon) for failure to pay state import taxes with respect to vessels operating within the coastal waters of such state pursuant to charter agreements. To obtain legal certainty and predictability for future charter agreements and because the company had imported several vessels to start new charters in Brazil, the company filed several suits in 2011, 2012, 2013 and 2014 against the Brazilian state and had deposited the respective state tax for these newly imported vessels.

In September 2014, the Brazil Supreme Court decided that Brazilian states cannot legally impose this type of import tax. As a result, the company (a) does not believe that it has exposure for any such tax for the period prior to August 2011 when the first suit was brought (and tax deposit made) by the company and (b) expects eventually to receive the return of all tax deposits made to date in connection with these suits. The aggregate amount of these tax deposits is approximately $5.3 million. The timing for return of these deposits is uncertain.

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

Legal Proceedings.

Nana Tide Sinking. On December 21, 2012, one of the company’s anchor handling tugs, the NANA TIDE, sunk in shallow waters off the coast of the Democratic Republic of Congo (DRC). The cause of the loss is not certain. The vessel was raised and recovered in early February 2014.

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

By letter dated March 24, 2014 and delivered on April 17, 2014, Tidewater received a fine of approx. $1.2 million from the Ministry of Transport for the alleged breach of transport regulations in bringing vessels in and out of DRC waters. We are presently collecting responsive documents and further investigating this issue. We are also working with our customer to obtain and provide relevant documents under our customer’s control. The company believes that any such fines or assessments will be covered by insurance policies maintained by the company.

In late October 2014, the company received a copy of a report of an ad-hoc DRC inter-ministerial commission describing $4.5 million in various claims against the company. It is our understanding that the inter-ministerial commission had been created by the Prime Minister in early 2013 to investigate the NANA TIDE sinking. The majority of the amount described in the report is associated with the alleged breach of transport regulations in bringing vessels in and out of DRC waters. The balance of the amount claimed includes pollution claims with respect to the NANA TIDE, and fees and costs associated with the work of the inter-ministerial commission and the Ministry of Environment. The Ministry of Environment has issued a letter to the company seeking recovery for the claims reflected in the report ($0.73 million) related to that ministry. It is not clear if and when the various other ministries will issue fines or assessments for the other amounts reflected in the report. It is also not clear whether the amounts claimed in January of 2014 and March of 2014 ($0.25 million and $1.2 million, respectively) are separate or are included in the $4.5 million of claims. Given this lack of clarity and the fact that the company is still evaluating the legal basis for these claims, the company has not concluded that any potential liability is both probable and reasonably estimable and thus no accrual been recorded as of September 30, 2014.

On November 3, 2014, the NANA TIDE and the FONSECA TIDE, an anchor handling supply vessel that was assisting the NANA TIDE after the NANA TIDE had been raised and recovered, departed DRC waters after receiving proper clearances. Both vessels had been denied departure by DRC authorities for several months. The NANA TIDE is inoperative and will be towed to a scrapping facility in a nearby country and sold for scrap. The FONSECA TIDE will then seek work outside the DRC. While the vessels have departed the DRC, the company will still need to address the various claims made by DRC authorities noted above.

Nigeria Marketing Agent Litigation. On March 1, 2013, Tidewater filed suit in the London Commercial Court against Tidewater’s Nigerian marketing agent for breach of the agent’s obligations under contractual agreements between the parties. The alleged breach involves actions of the Nigerian marketing agent to discourage various affiliates of TOTAL S.A. from paying approximately $19 million (including Naira and U.S. dollar denominated invoices) due to the company for vessel services performed in Nigeria. Shortly after the London Commercial Court filing, TOTAL commenced interpleader proceedings in Nigeria naming the Nigerian agent and the company as respondents and seeking an order which would allow TOTAL to deposit those monies with a Nigerian court for the respondents to resolve. On April 25, 2013, Tidewater filed motions in the Nigerian Federal High Court to stop the interpleader proceedings in Nigeria or alternatively stay them until the resolution of the suit filed in London. The company will continue to actively pursue the collection of those monies. On April 30, 2013, the Nigerian marketing agent filed a separate suit in the Nigerian Federal High Court naming Tidewater and certain TOTAL affiliates as defendants. The suit seeks various declarations and orders, including a claim for the monies that are subject to the above interpleader proceedings, and other relief. The company is seeking dismissal of this suit and otherwise intends to vigorously defend against the claims made. The company has not reserved for this receivable and believes that the ultimate resolution of this matter will not have a material effect on the consolidated financial statements.

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

Contractual Obligations and Other Commercial Commitments

A discussion regarding the company’s vessel construction commitments is disclosed in the “Vessel Count, Dispositions, Acquisitions and Construction Programs” section above. The company did not have any other material changes in its contractual obligations and commercial commitments other than in the ordinary course of business since the end of fiscal 2014 except as noted below. The following table summarizes the changes to the company’s consolidated contractual obligations as of September 30, 2014 for the remaining months of fiscal 2015, and the next four fiscal years and thereafter, and the effect such obligations, inclusive of interest costs, are expected to have on the company’s liquidity and cash flows in future periods:

(In thousands)			Payments Due by Fiscal Year
	Total	2015	2016	2017	2018	2019	More Than 5 Years
Vessel and ROV construction obligations	$596,558	279,305	266,652	50,601	---	---	---
Fiscal 2015 sale/leasebacks	24,826	1,436	2,875	2,875	2,994	3,213	11,433
Total obligations	$621,384	280,741	269,527	53,476	2,994	3,213	11,433

Refer to the company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for additional information regarding the company’s contractual obligations and commercial commitments.

Off-Balance Sheet Arrangements

Fiscal 2015 Sale/Leaseback

During the second quarter of fiscal 2015, the company sold one vessel to an unrelated third party, and simultaneously entered into bareboat charter agreements with the purchaser. The sale/leaseback transaction resulted in proceeds to the company of $19.4 million and a deferred gain of $11.2 million. The carrying value of the vessel was $8.2 million at the date of sale. The lease will expire in the quarter ending March 2023. Under the sale/leaseback agreement the company has the right to re-acquire the vessel at 47% of the original sales price in the middle of the eighth year, deliver the vessel to the owner at the end of the lease term, purchase the vessel at its then fair market value at the end of the lease term or extend the lease for 24 months at mutually agreeable lease rates.

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

Future Minimum Lease Payments

As of September 30, 2014, the future minimum lease payments for the vessels under the operating lease terms are as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2006
Fiscal year ending (In thousands)	Sale/Leasebacks	Sale/Leasebacks	Sale/Leasebacks	Total
Remaining six months of 2015	$1,436	10,440	822	12,698
2016	2,875	20,879	1,279	25,033
2017	2,875	20,879	---	23,754
2018	2,994	23,485	---	26,479
2019	3,213	24,800	---	28,013
Thereafter	11,433	65,263	---	76,696
Total future lease payments	$24,826	165,746	2,101	192,673

For the quarters and six months ended September 30, 2014 and 2013, the company expensed approximately $6.5 million and $4.0 million and $13.1 million and $8.0 million, respectively, on all of its bareboat charter arrangements.

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

Stronger fundamentals in the global energy industry and increases in exploration and production activity have also increased the activity levels at shipyards worldwide. Despite a slight increase in the demand for steel over the past year some economists believe that higher levels of excess steelmaking capacity currently exist which have caused steel prices to continue to decrease. If the price of steel declines, the cost of new vessels will result in lower capital expenditures and depreciation expenses, which taken by themselves would increase our future operating profits.

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

At September 30, 2014, the company had a $300.0 million outstanding term loan. The fair market value of this debt approximates the carrying value because the borrowings bear interest at variable rates which currently approximate 1.66% percent (1.54% margin plus 0.16% Eurodollar rate). A one percentage point change in the Eurodollar interest rate on the $300.0 million term loan at September 30, 2014 would change the company’s interest costs by approximately $3.0 million annually.

Senior Notes

Please refer to the “Liquidity, Capital Resources and Other Matters” section of this report for a discussion on the company’s outstanding senior notes debt.

Because the senior notes outstanding at September 30, 2014 bear interest at fixed rates, interest expense would not be impacted by changes in market interest rates. The following table discloses how the estimated fair value of our respective senior notes, as of September 30, 2014, would change with a 100 basis-point increase or decrease in market interest rates:

		Outstanding	Estimated	100 Basis	100 Basis
(In thousands)		Value	Fair Value	Point Increase	Point Decrease
September 2013	$	500,000	525,860	493,843	566,555
August 2011		165,000	170,438	161,777	179,664
September 2010		425,000	437,951	418,773	458,300
July 2003		35,000	35,699	35,676	36,261
Total	$	1,125,000	1,169,948	1,110,069	1,240,780

Troms Offshore Debt

Troms Offshore has 45.0 million NOK, or approximately $7.3 million, outstanding in floating rate debt at September 30, 2014 (whose fair value approximates the carrying value because the borrowings bear interest at variable NIBOR rates plus a margin). Troms Offshore also has 457.9 million NOK, or $74.0 million, of outstanding fixed rate debt at September 30, 2014. The following table discloses how the estimated fair value of the fixed rate Troms Offshore notes, as of September 30, 2014, would change with a 100 basis-point increase or decrease in market interest rates:

(In thousands)	Outstanding Value	Estimated Fair Value	100 Basis Point Increase	100 Basis Point Decrease
Total	$73,955	73,709	70,381	77,283

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

Derivatives

The company had no foreign exchange spot contracts outstanding at September 30, 2014. The company had four foreign exchange spot contracts outstanding at March 31, 2014, which had a notional value of $2.3 million and settled by April 2, 2014.

The company did not have any forward contracts outstanding at September 30, 2014 and March 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Nana Tide Sinking

On December 21, 2012, one of the company’s anchor handling tugs, the NANA TIDE, sunk in shallow waters off the coast of the Democratic Republic of Congo (DRC). The cause of the loss is not certain. The vessel was raised and recovered in early February 2014.

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

By letter dated March 24, 2014 and delivered on April 17, 2014, Tidewater received a fine of approx. $1.2 million from the Ministry of Transport for the alleged breach of transport regulations in bringing vessels in and out of DRC waters. We are presently collecting responsive documents and further investigating this issue. We are also working with our customer to obtain and provide relevant documents under our customer’s control. The company believes that any such fines or assessments will be covered by insurance policies maintained by the company.

In late October 2014, the company received a copy of a report of an ad-hoc DRC inter-ministerial commission describing $4.5 million in various claims against the company. It is our understanding that the inter-ministerial commission had been created by the Prime Minister in early 2013 to investigate the NANA TIDE sinking. The majority of the amount described in the report is associated with the alleged breach of transport regulations in bringing vessels in and out of DRC waters. The balance of the amount claimed includes pollution claims with respect to the NANA TIDE, and fees and costs associated with the work of the inter-ministerial commission and the Ministry of Environment. The Ministry of Environment has issued a letter to the company seeking recovery for the claims reflected in the report ($0.73 million) related to that ministry. It is not clear if and when the various other ministries will issue fines or assessments for the other amounts reflected in the report. It is also not clear whether the amounts claimed in January of 2014 and March of 2014 ($0.25 million and $1.2 million, respectively) are separate or are included in the $4.5 million of claims. Given this lack of clarity and the fact that the company is still evaluating the legal basis for these claims, the company has not concluded that any potential liability is both probable and reasonably estimable and thus no accrual been recorded as of September 30, 2014.

On November 3, 2014, the NANA TIDE and the FONSECA TIDE, an anchor handling supply vessel that was assisting the NANA TIDE after the NANA TIDE had been raised and recovered, departed DRC waters after receiving proper clearances. Both vessels had been denied departure by DRC authorities for several months. The NANA TIDE is inoperative and will be towed to a scrapping facility in a nearby country and sold for scrap. The FONSECA TIDE will then seek work outside the DRC. While the vessels have departed the DRC, the company will still need to address the various claims made by DRC authorities noted above.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock Repurchase Program

In May 2014, the company’s Board of Directors authorized the company to spend up to $200.0 million to repurchase shares of its common stock in open-market or privately-negotiated transactions. The effective period for this authorization is July 1, 2014 through June 30, 2015. The company uses its available cash and, when considered advantageous, borrowings under its revolving credit facility or other borrowings, to fund any share repurchases. The company evaluates share repurchase opportunities relative to other investment opportunities and in the context of current conditions in the credit and capital markets. No shares have been repurchased under the May 2014 program.

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

TIDEWATER INC.
(Registrant)

Date: November 4, 2014	/s/ Jeffrey M. Platt
Jeffrey M. Platt
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Date: November 4, 2014	/s/ Quinn P. Fanning
Quinn P. Fanning
Executive Vice President and Chief Financial Officer

Date: November 4, 2014	/s/ Craig J. Demarest
Craig J. Demarest
Vice President, Principal Accounting Officer and Controller

EXHIBIT INDEX

Exhibit Number	Description

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

10.1*+	Second Amendment to the Amended and Restated Tidewater Inc. Directors Deferred Stock Units Plan

10.2+	Tidewater Inc. 2014 Stock Incentive Plan (filed with the Commission as Exhibit 99.1 to the company’s current report on Form 8-K on August 4, 2014, File No. 1-6311)

15*	Letter re Unaudited Interim Financial Information

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*  Filed herewith

+ Indicates a management contract or compensatory plan or arrangement.